Form 10-Q
period 1995-09-30
ARROW FINANCIAL CORP
filed 1995-11-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

                FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995



[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File Number: 0-12507


             ARROW FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

          New York                            22-2448962
(State or other jurisdiction of             (IRS Employer
incorporation or organization)              Identification
                                                Number)


 250 GLEN STREET, GLENS FALLS, NEW YORK 12801
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including
area code:   (518) 745-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

   X    Yes           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                   Outstanding as of October 31, 1995
Common Stock,                                   5,624,282
par value $1.00 per share


                        ARROW FINANCIAL CORPORATION
                                 FORM 10-Q
                            SEPTEMBER 30, 1995

                                   INDEX

PART I    FINANCIAL INFORMATION                                 Page No.

          Consolidated Balance Sheets
               as of September 30, 1995
               and December 31, 1994                                 3

          Consolidated Statements of Income
              for the Three Month and Nine Month
              Periods Ended September 30, 1995 and 1994              4

          Consolidated Statements of Cash Flows
             for the Nine Months Ended
              September 30, 1995 and 1994                            5

          Notes to Consolidated Financial Statements                 6

          Management's Discussion and Analysis
              of Financial Condition
               and Results of Operations                             7

OTHER INFORMATION                                                   18
SIGATURES                                                           18
EXHIBITS                                                            19

                      PART I - FINANCIAL INFORMATION


               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)(Unaudited)


                                                           Sep 30,   Dec 31,
                                                              1995      1994
ASSETS
Cash and Due From Banks                                   $ 23,302  $ 26,624
Securities Held to Maturity: (Approximate Fair
 Value of $131,685 in 1995
  and $123,519 in 1994)
 U.S. Treasury and Other
  U.S. Government Agencies
 and Corporations                                          109,786   113,191
 State and Municipal Obligations                            13,655    10,409
 Other Securities                                            7,026     6,135
   Total Securities Held to Maturity                       130,467   129,735
Federal Funds Sold and Securities
 Purchased Under
 Agreements to Resell                                       47,400     8,000
Securities Available for Sale (At Fair Value)               65,323    53,868

Loans and Leases, Net of Unearned Income                   515,935   507,553
 Less: Allowance for Loan Losses                           (12,379)  (12,338)
   Net Loans and Leases                                    503,556   495,215

Premises and Equipment                                      14,041    14,590
Other Real Estate Owned                                      2,702     3,396
Other Assets                                                15,489    15,003
   Total Assets                                           $802,280  $746,431


LIABILITIES
Deposits:
 Demand                                                   $ 94,832  $ 93,075
 Regular Savings, N.O.W. and
    Money Market Deposit Accounts                          351,155   359,143
 Time Certificates of $100,000 or More                      68,442    36,171
 Other Time Deposits                                       189,981   162,096
   Total Deposits                                          704,410   650,485
Short-Term Borrowings:
 Federal Funds Purchased
     and Securities Sold Under
   Agreements to Repurchase                                 12,543    21,162
 Other Short-Term Borrowings                                 8,100     3,703
Other Liabilities                                           11,294     7,669
Long-Term Debt                                                 220     5,007
   Total Liabilities                                       736,567   688,026

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value;
  1,000,000 Shares Authorized                                 ---       ---
Common Stock, $1 Par Value;
 20,000,000 Shares Authorized
 (5,979,124 Shares Issued in 1995 and
    5,725,765 Shares Issued in 1994)                         5,979     5,726
Surplus                                                     40,847    36,102
Undivided Profits                                           22,580    19,149
Valuation Allowance for Securities
 Available for Sale                                            446      (673)
Reserve for Unearned ESOP Shares
 (56,929 Shares in 1995 and None in 1994)                     (924)     ---
Treasury Stock at Cost (261,253 Share
 s in 1995 and 221,109 Shares in 1994)                      (3,215)   (1,899)
   Total Shareholders' Equity                               65,713    58,405

   Total Liabilities and Shareholders' Equity             $802,280  $746,431

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                            Three Months Ended      Nine Months Ended
                                                September 30,        September 30,
                                               1995      1994        1995     1994
INTEREST INCOME
Interest and Fees on Loans and Leases         $12,043   $10,780     $35,617 $31,258
Interest and Dividends on
  Securities Held to Maturity:
 U.S. Treasury and Other U.S.
  Government Agencies and
  Corporations                                  1,599     1,471       4,838   4,599
   State and Municipal Obligations                189        81         550     229
 Other Securities                                 129        55         374      91
Interest on Federal Funds Sold
  and Securities Purchased Under
  Agreements to Resell                            512       165         767     402
Interest and Dividends on
 Securities Available for Sale                    961       751       2,726   2,122
  Total Interest Income                        15,433    13,303      44,872  38,701
INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More          1,036       357       2,743     720
 Other Deposits                                 5,229     3,960      14,698  12,083
Interest on Short-Term Borrowings:
 Federal Funds Purchased
  and Securities Sold
  Under Agreements to Repurchase                  144        66         448     151
 Other Short-Term Borrowings                       71        22         170      79
Interest on Long-Term Debt                         24       111         229     335
  Total Interest Expense                        6,504     4,516      18,288  13,368
NET INTEREST INCOME                             8,929     8,787      26,584  25,333
Provision for Loan Losses                         280       108         640  (1,017)
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                      8,649     8,679      25,944  26,350

OTHER INCOME
Income from Fiduciary Activities                  946       908       2,891   2,809
Fees for Other Services to Customers            1,225     1,129       3,528   3,212
Net Losses on Securities Transactions             ---       ---         ---     (10)
Other Operating Income                            285       354       5,735     811
  Total Other Income                            2,456     2,391      12,154   6,822
OTHER EXPENSE
Salaries and Employee Benefits                  4,200     3,992      12,724  12,052
Occupancy Expense of Premises, Net                488       542       1,556   1,718
Furniture and Equipment Expense                   474       518       1,474   1,574
Other Operating Expense                         2,015     2,302       7,006   8,569
  Total Other Expense                           7,177     7,354      22,760  23,913

INCOME BEFORE PROVISION
  FOR INCOME TAXES                              3,928     3,716      15,338   9,259
Provision for Income Taxes                      1,438       129       5,524     288
NET INCOME                                    $ 2,490   $ 3,587     $ 9,814  $8,971

Average Shares Outstanding                      5,694     5,761       5,719   5,745

Per Common Share:
Earnings                                      $   .44   $   .62     $  1.72  $ 1.56
Dividends Declared                                .14       .10         .40     .24
Book Value                                      11.61      9.92       11.61    9.92

Per share amounts have been adjusted for the November 10, 1995 four percent stock dividend declared September 27, 1995.

                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                             Nine Months Ended
                                                              September 30,
                                                                1995      1994
Operating Activities:
Net Income                                                    $ 9,814   $ 8,971
Adjustments to Reconcile Net Income
  to Net Cash Provided by
 Operating Activities:
 Provision for Loan Losses                                        640    (1,017)
 Provision for Other Real Estate
    Owned Losses                                                  107       198
 Depreciation and Amortization                                  1,262     1,709
 Gains on the Sale of Securities
    Available for Sale                                           ---         (3)
 Proceeds from the Sale of Loans                               10,802     5,433
 Net Losses (Gains) on the Sale of Loans,
   Fixed Assets and Other Real
    Estate Owned                                                  (56)    1,192
 Decrease (Increase) in Deferred Tax Assets                       405    (1,837)
 Decrease (Increase) in Interest Receivable                      (605)      263
 Increase (Decrease) in Interest Payable                        1,180        63
 Decrease (Increase) in Other Assets                           (1,322)      231
 Increase (Decrease) in Other Liabilities                       2,537     1,216
Net Cash Provided By Operating Activities                      24,764    16,419

Investing Activities:
Proceeds from the Sale of
  Securities Available for Sale                                  ---      1,075
Proceeds from the Maturities
 of Securities Available for Sale                              24,024    14,045
Purchases of Securities Available for Sale                    (33,477)  (24,850)
Proceeds from the Maturities
  of Securities Held to Maturity                                5,020    47,620
Purchases of Securities Held to Maturity                       (5,885)  (41,743)
Net Increase in Loans and Leases                              (21,204)  (11,021)
Proceeds from the Sale of Fixed
  Assets and Other Real Estate Owned                            1,194     4,742
Purchase of Fixed Assets                                         (468)     (752)
Net Cash Used In Investing Activities                         (30,796)  (10,884)

Financing Activities:
Net Increase in Deposits                                       53,925     6,866
Net Decrease in Short-Term Borrowings                          (4,222)   (1,918)
Repayment of Long-Term Debt                                    (4,430)      (74)
Common Stock Issued                                              ---        165
Purchase of Treasury Stock (57,314 Shares)                       (892)      (63)
Other Equity Transactions                                          30      ---
Cash Dividends Paid                                            (2,301)   (1,378)
Net Cash Provided By Financing Activities                      42,110     3,598

Net Increase in Cash and
  Cash Equivalents                                             36,078     9,133
Cash and Cash Equivalents
  at Beginning of Period                                       34,624    28,885
Total Cash and Cash Equivalents                               $70,702   $38,018

Cash and Cash Equivalents:
 Cash and Due from Banks                                      $23,302   $23,718
 Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                          47,400    14,300
Total Cash and Cash Equivalents                               $70,702   $38,018

Supplemental Cash Flow Information:
 Interest Paid                                                $17,108   $13,305
 Income Taxes Paid                                              4,608     1,036
 Transfer of Loans to Other
   Real Estate Owned                                              585     1,599
 Change in the Valuation Allowance
    for Securities Available for Sale                           1,119      (838)
 Other Equity Transactions                                         92       ---
 Guarantee of ESOP Debt                                        (1,173)      ---
 Reduction of Unearned ESOP Shares                                249       ---
 Cancellation of Debentures by Exercise
   of Cancellable Mandatory
    Stock Purchase Contracts                                      370       ---

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FORM 10-Q
           SEPTEMBER 30, 1995


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994; the results of operations for the three and nine month periods ended
September 30, 1995 and 1994; and the statements of cash flows for the nine month periods ended September 30, 1995 and 1994.  All such adjustments are of a normal recurring nature.  Certain items
have been reclassified to conform to the 1995 presentation.   Per
share amounts have been restated to reflect the November 10, 1995 four percent stock dividend declared September 27, 1995.

2.   Accounting by Creditors for Impairment of a Loan

In May 1993, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No.
114, "Accounting by Creditors for Impairment of a Loan."  SFAS No.
114, as amended by SFAS No. 118, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) if the loan is collateral dependent, the fair value of the collateral . The Company adopted SFAS No. 114 January 1, 1995 on a prospective basis.

After the adoption of SFAS No. 114, the Company continued to determine the allowance for loan losses for smaller-balance homogeneous loans, which include all consumer loans and commercial loans under $250,000, under SFAS No. 5, "Accounting
for Contingencies."   For impaired loans accounted for under SFAS
No. 114, the Company recognizes interest income and allocates cash payments on a loan by loan basis, based upon the reliability of collateral valuation methods and demonstrated cash flow performance.

3.  Derivative Financial Instruments

In October 1994, the FASB released SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial
Instruments."   SFAS No. 119 requires disclosures about amounts,
nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not result in off-balance-sheet risk of accounting loss. SFAS No. 119 also requires disclosures in addition to the requirements of SFAS No. 105 and No.
107, "Disclosures about Fair Value of Financial Instruments."   For the
Company, SFAS No.119 is effective for financial statements issued
after 1995.   The Company does not trade in derivative financial
instruments and as of September 30, 1995 did not use derivative financial instruments to hedge its interest rate risk position. Consequently, as of September 30, 1995 and December 31, 1994,
SFAS No. 119 would not have required the Company to provide disclosures in addition to those already required by SFAS No. 105 and SFAS No. 107.

4.  Accounting for Long-Lived Assets

In March 1995, the FASB released SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of."   SFAS No. 121 requires that long-lived assets and
certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for years beginning after December 15, 1995, with earlier adoption allowed. The Company plans to adopt SFAS No. 121 in 1996.

5. Accounting for Mortgage Servicing Rights

In May 1995, the FASB released SFAS No. 122, "Accounting for
Mortgage Servicing Rights." SFAS No. 122 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights either through purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained
should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. SFAS No. 122 requires that a mortgage banking enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights and recognize any impairment through a valuation reserve. The Company is currently anlayzing the provisions of FAS No. 122 and has not yet determined the period of adoption.


ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           SEPTEMBER 30, 1995


Overview

Arrow Financial Corporation (the "Company") is a three bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are: Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York; Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York; and Green Mountain Bank, whose main office is located in Rutland, Vermont.

The following table presents adjustments to net income for the three month and nine month periods ended September 30, 1995 and 1994
to arrive at the Company's core or recurring net income.    The
nonrecurring or special items are more fully described below the table and in the detailed discussion of the results of operations.

SUMMARY OF RECURRING INCOME
(in thousands)
                                       Three Months Ended   Nine Months Ended
                                        Sep 1995  Sep 1994  Sep 1995  Sep 1994
Net Income, as reported                   $2,490    $3,587    $9,814    $8,971
Net Operating Loss Benefits                 ---     (1,246)     ---     (3,148)
Other Items, net of tax:
  OREO Transactions                          (29)       40        90     1,026
  Severance Benefits                          47      ---        405      ---
  Insurance Settlement                      ---       ---     (3,250)     ---
  Credit to the Provision f
    or Loan Losses                          ---       ---       ---       (990)
Recurring Income                          $2,508    $2,381    $7,059    $5,859
Earnings Per Share, as reported         $    .44  $    .62  $   1.72  $   1.56
Earnings Per Share, recurring                .44       .41      1.23      1.02

The Company reported earnings of $2.5 million for the third quarter of 1995 which compares to earnings of $3.6 million for the third
quarter of 1994.   Earnings per share for the two respective periods
were $.44 and $.62. The $1.1 million decrease in earnings, or $.18 per share, was primarily attributable to a $1.2 million net operating loss carryforward benefit recognized in the 1994 period with no comparable benefit recognized in the 1995 period.

Adjusting for the nonrecurring or speical items as itemized in the table above, net income for the third quarter of 1995 increased $127 thousand or $.03 per share over the 1994 quarter. The principal factors behind this increase were modest gains in net interest income and other income and a decrease in other expense.

The annualized return on average assets was 1.25% and 1.91% for the third quarter of 1995 and 1994, respectively. The annualized return on average equity was 15.14% and 25.96% for the third quarter of 1995 and 1994, respectively.

On a year-to-date basis, the Company reported earnings of $9.8 million for the first nine months of 1995 which compares to earnings of $9.0 million for the first nine months of 1994. Earnings per share for the two respective periods were $1.72 and $1.56. Each period saw substantial benefits from nonrecurring items. In the 1995 period, the Company experienced a $3.25 million after-tax benefit as a result of a $5.0 million settlement in the second quarter from the Company's financial institution bond company on a claim for losses suffered in earlier periods, which was offset only partially by a nonrecurring $405 thousand expense for severance benefits. Net income for the 1994 period benefited from the utilization of net operating losses, which reduced the provision for income taxes by $3.1 million. As discussed above in the quarter-to-quarter comparison, no comparable benefit was experienced in the 1995 period.

Adjusting for the nonrecurring items as itemized in the table above, net income for the first nine months of 1995 increased $1.2 million or $.21 per share over the 1994 period, due to increases in net interest income and other income and a reduction in other operating expense.

The annualized return on average assets was 1.70% and 1.62% for the first nine months of 1995 and 1994, respectively. The annualized return on average equity was 20.82% and 22.52% for the first nine months of 1995 and 1994, respectively.
Total assets amounted to $802.3 million at September 30, 1995, reflecting an increase of $55.8 million or 7.5% over December 31, 1994. Nonperforming assets amounted to $8.0 million at September 30, 1995, or a $171 thousand decrease from the balance at June 30, 1995, but reflected a $176 thousand increase from the level of nonperforming assets at December 31, 1994. During the second quarter of 1995, the Company placed on nonaccrual status a $1.9 million loan to one commercial borrower that filed for reorganization through bankruptcy.


Shareholders' equity increased $7.3 million or 12.5% from year-end 1994. At period end, the Company qualified as "well-capitalized" under the capital standards adopted by federal bank regulators, with risk-based capital ratios and a Tier 1 leverage ratio well in excess of regulatory requirements. During the third quarter of 1995, the Company paid a cash dividend of 14.4 cents per share, adjusted for the 4% stock dividend, and in October declared a 16 cent dividend for the fourth quarter.

On June 1, 1995, the Company entered into a definitive agreement to sell eight branches of Green Mountain Bank to Mascoma Savings Bank of Lebanon, New Hampshire. Pending regulatory approval, the Company expects to close the sale early in the first quarter of 1996.

On July 8, 1995, the Company redeemed $4.4 million of outstanding
8 1/8 percent subordinated debentures due December 1, 1996 and cancelled the related mandatory stock purchase contracts.

CHANGE IN FINANCIAL CONDITION

SUMMARY OF CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

Period End Balances:              Sep 1995       Dec 1994       Sep 1994
Securities Held to Maturity        $130,467      $129,735       $119,673
Securities Available for Sale        65,323        53,868         64,245
Federal Funds Sold                   47,400         8,000         14,300
Loans, Net of Unearned Income (1)   515,935       507,553        504,740
Allowance for Loan Losses            12,379        12,338         12,914
Earning Assets (1)                  759,125       699,156        702,958
Total Assets                        802,280       746,431        746,455

Total Deposits                      704,410       650,485        666,293
Borrowed Funds                       20,863        29,872         15,787
Shareholders' Equity                 65,713        58,405         56,926

                                 $ Change     $ Change       % Change   % Change
Period End Balances:             From Dec      From Sep      From Dec        From Sep
Securities Held to Maturity      $   732       $10,794           0.6%         9.0%
Securities Available for Sale     11,455         1,078          21.3          1.7
Federal Funds Sold                39,400        33,100         492.5        231.5
Loans, Net of Unearned Income (1)  8,382        11,195           1.7          2.2
Allowance for Loan Losses             41          (535)          0.3         (4.1)
Earning Assets (1)                59,969        56,167           8.6          8.0
Total Assets                      55,849        55,825           7.5          7.5

Total Deposits                    53,925        38,117           8.3          5.7
Borrowed Funds                    (9,009)        5,076         (30.2)        32.2
Shareholders' Equity               7,308         8,787          12.5         15.4

(1)  Includes Nonaccrual Loans

Total resources at September 30, 1995 amounted to $802.3 million, an increase of $55.8 million or 7.5% from year-end 1994, and an increase of $55.8 million or 7.5% over September 30, 1994. Sources of funds for the increase in total assets from year-end 1994 were primarily increases in deposits, and secondarily, retained earnings, offset in part by a decrease in borrowed funds. The Company was able to place $8.4 million of the increase in funds into net loan growth, while the remainder of the net new funds were placed in securities and short-term investments.

Sources of Funds

Period End Balances:       Sep 1995       Dec 1994       Sep 1994
Demand Deposits           $  94,832      $  93,075      $  91,744
N.O.W./ Super N.O.W.        158,264        128,158        131,450
Savings/ M.M.D.A.           192,891        230,985        246,961
Time Deposits of
 $100,000 or More            68,442         36,171         34,832
Other Time Deposits         189,981        162,096        161,306
Total Deposits             $704,410       $650,485       $666,293

Other Borrowed Funds        $20,863        $29,872        $15,787
Shareholders' Equity         65,713         58,405         56,926

                           $ Change       $ Change     % Change   % Change
                          From Dec        From Sep      From Dec    From Sep
Demand Deposits           $  1,757      $   3,088          1.9%         3.4%
N.O.W./ Super N.O.W.        30,106         26,814         23.5         20.4
Savings/ M.M.D.A.          (38,094)       (54,070)       (16.5)       (21.9)
Time Deposits of
 $100,000 or More           32,271         33,610         89.2         96.5
Other Time Deposits         27,885         28,675         17.2         17.8
Total Deposits             $53,925        $38,117          8.3          5.7

Other Borrowed Funds       $(9,009)        $5,076        (30.2)        32.2
Shareholders' Equity         7,308          8,787         12.5         15.4

Total deposits of $704.4 million at September 30, 1995 were $53.9 million above the December 31, 1994 level. During the nine month period the Company experienced a shift in the mix of deposits. Such shift is often related to general interest rate changes. From 1989 until early 1992, during a period of generally declining interest rates the spread in yields between time deposits and savings/money market accounts began to diminish. As this spread diminished the Company, and the industry in general, experienced a shift from time deposits to savings/NOW and money market accounts. Beginning in April of 1994, however, the prime rate rose steadily from 6.50% to 8.75% by January of 1995. In this rising rate environment, the Company, and the industry in general, began to experience a widening in the spread between time deposits and savings/money market accounts, and a corresponding shift in the mix of deposits from savings/ money market accounts to time deposits. This trend continued through the first nine months of 1995, as average time deposits of $100,000 or more for the quarter ended September 30, 1995, were $33.8 million, or 87.1% above the fourth quarter 1994 totals and average other time deposits for the third quarter of 1995 were $29.1 million, or 18.0% above the average for the fourth quarter of 1994, while the average of all other deposits, including demand, NOW and MMDA, between the fourth quarter of 1994 and the third quarter of 1995 decreased by $30.6 million, or 6.6%.

The following table presents the average balances by deposit type for the past five quarters and the relative portion of each deposit type.


Quarterly Average Deposit Balances
                              Sep 1995          Jun 1995             Mar 1995
                               Amount    %   Amount     %       Amount    %
Demand Deposits             $  93,353   14  $  84,352   12   $  85,286    13
N.O.W. and Super N.O.W.       140,454   20    134,495   20     125,995    19
Savings and M.M.D.A           197,013   28    201,788   30     220,557    34
Time Deposits of
 $100,000 or More              72,561   10     69,021   10      54,068     8
Other Time Deposits           190,593   28    186,605   28     173,117    26
Total Deposits               $693,974  100   $676,261  100    $659,023   100


                               Dec 1994           Sep 1994
                               Amount   %        Amount     %
Demand Deposits             $  91,446   14    $  91,656   14
N.O.W. and Super N.O.W.       132,058   20      125,411   19
Savings and M.M.D.A           237,919   36      255,359   38
Time Deposits of
  $100,000 or More             38,777    6      34,812     5
Other Time Deposits           161,538   24      158,225   24
Total Deposits               $661,738  100     $665,463  100

Quarterly Cost of Deposits
                                  Sep 1995   Jun 1995   Mar 1995
Demand Deposits                       --- %     --- %     --- %
N.O.W. and Super N.O.W.              2.94      2.93      2.39
Savings and M.M.D.A                  3.06      3.07      3.06
Time Deposits of
 $100,000 or More                    5.67      5.70      5.45
Other Time Deposits                  5.55      5.35      4.78
Total Deposits                       3.58      3.56      3.19

                                   Dec 1994   Sep 1994
Demand Deposits                       --- %     --- %
N.O.W. and Super N.O.W.              2.05      1.84
Savings and M.M.D.A                  2.85      2.77
Time Deposits of
  $100,000 or More                   4.51      4.07
Other Time Deposits                  4.25      4.00
Total Deposits                       2.73      2.57

As indicated in the above table, the Company experienced increasing deposit growth over the second and third quarters of 1995. If the Company had maintained the same mix of deposits as existed for the quarter ended September 30, 1994, the cost of total deposits would have been 3.35% rather than the actual cost of 3.58%. Management believes the shift from demand/money market deposits to time deposits may be decelerating. For the quarter ending September 30, 1995, time deposits comprised 38% of total deposits, the same percentage of total deposits as for the quarter ending June 30, 1995.
 This leveling off is consistent with the leveling off of the prime rate over the first three quarters of 1995.

Demand deposits at September 30, 1995 were 3.4% above the level at September 30, 1994, and 1.9% above the level of December 31, 1994, which was seasonally high at year-end. The increase in demand deposits at September 30, 1995 is primarily attributable to seasonal municipal deposits resulting from annual property tax collections. Other borrowed funds (primarily repurchase agreements, treasury tax and loan accounts and debentures) decreased $9.0 million or 30.2% from the

 December 31, 1994 total. On July 8, 1995, the Company called the remaining $4.4 million of its December 1996 subordinated debentures. Other changes are attributable to the daily fluctuations in short-term borrowing balances.

Shareholders' equity amounted to $65.7 million at September 30, 1995, an increase of $7.3 million or 12.5% over the balance at year-end 1994. The increase was primarily attributable to retained earnings. As adjusted, the Company paid cash dividends of $.125 , $.135 and $.144 for the first three quarters of 1995, respectively, and has declared a $.16 cash dividend for the fourth quarter of 1995.

Application of Funds

Most of the net new funds received by the Company from December
31, 1994 to September 30, 1995, were placed in federal funds and
securities available for sale.   In part, the Company created this liquid
position to accommodate cash needs in connection with the branch sale to Mascoma Savings Bank, which is more fully discussed in the following section on Liquidity. However, the Company also experienced modest growth in the loan portfolio during the nine month period. The following table analyzes the change in the mix of the loan portfolio for the past five quarters.


Quarterly Average Loan Balances:
                             Sep 1995          Jun 1995         Mar 1995
                             Amount     %     Amount    %     Amount      %
Commercial and Commercial
 Real Estate                 $160,269   31   $166,378   32    $162,740    32
Residential Real Estate       175,462   34    174,927   34     174,947    34
Home Equity                    45,292    9     44,539    9      43,282     8
Indirect Consumer Loans        86,799   17     83,289   16      80,279    16
Direct Consumer Loans          30,790    6     29,938    6      29,489     6
Other Loans (primarily
  credit card loans)           15,094    3     14,840    3      19,149     4
Total Loans                  $513,706  100   $513,911  100    $509,886   100


                               Dec 1994          Sep 1994
                               Amount  %        Amount     %
Commercial and Commercial
  Real Estate                $162,552  32      $167,214    33
Residential Real Estate       176,120  35       175,828    35
Home Equity                    42,023   8        40,220     8
Indirect Consumer Loans        76,827  16        72,186    15
Direct Consumer Loans          30,018   6        30,121     6
Other Loans (primarily
  credit card loans)           17,130   3        16,366     3
Total Loans                  $504,670 100       $501,935  100

Quarterly Taxable Equivalent Yield on Loans:
                                Sep 1995  Jun 1995  Mar 1995
Commercial and Commercial
   Real Estate                    10.30%    10.35%    10.64%
Residential Real Estate            8.38      8.35      8.22
Home Equity                        9.59      9.67      9.38
Indirect Consumer Loans            8.42      8.27      8.08
Direct Consumer Loans              9.93      9.93      9.96
Other Loans (primarily
  credit card loans)              13.91     14.66     12.36
Total Loans                        9.35      9.37      9.32

                            Dec 1994  Sep 1994
Commercial and Commercial
   Real Estate              9.75%      9.29%
Residential Real Estate     7.90       7.65
Home Equity                 8.80       8.40
Indirect Consumer Loans     7.98       8.02
Direct Consumer Loans       9.81       9.64
Other Loans (primarily
  credit card loans)       12.27      12.14
Total Loans                 8.85       8.58

As indicated in the above table, the Company experienced relatively steady growth in home equity and indirect consumer loans (primarily auto loans) over the period. Other loan categories remained relatively level except for commercial loans, which continued to decrease in both gross balances and in portfolio percentage, as a result of the Company's decision to de-emphasize that area of lending. If the Company had maintained the same mix in the loan portfolio in the third quarter of 1995 as existed for the prior year period, the taxable equivalent yield on loans would have been 9.37% rather than the actual yield of 9.35%. In the past, the Company's exposure to loss in the home equity and indirect portfolios has been much less than the losses sustained in the commercial and commercial real estate portfolios. The Company expects that the trend in the loan portfolio mix will continue for the short term.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                    Sep 1995   Jun 1995   Mar 1995    Dec 1994    Sep 1994  Dec 1993
Period End Loans    $515,935   $517,165   $508,626    $507,553    $504,740  $502,784
Average Loans,
Year-to-Date         512,515    511,909    509,886     502,224     501,400   489,326
Allowance for
 Loan Losses,
 Beginning of
 Period              $12,338    $12,338    $12,338     $16,078     $16,078   $17,328
Provision for
 Loans Losses, YTD       640        360        130        (950)     (1,017)      690
Net Charge-offs, YTD    (599)      (515)      (258)     (2,790)     (2,147)   (1,940)
Allowance for Loan
 Losses, End
    of Period        $12,379    $12,183    $12,210     $12,338     $12,914   $16,078

Nonaccrual Loans      $4,927     $5,060     $2,780      $3,618      $5,287   $ 9,861
Loans 90 Days
or More Past Due
 and Still Accruing
 Interest                371        327        526         231         128       364
Loans Restructured
 and in Compliance
  with Modified Terms    ---        ---         62         580         596     2,405
Total Nonperforming
    Loans              5,298      5,387      3,368       4,429       6,011    12,630
 Other Real Estate
   Owned               2,703      2,785      3,545       3,396       2,912     7,506
Total Nonperforming
 Assets               $8,001     $8,172     $6,913      $7,825      $8,923   $20,136

Impaired Loans
(FAS No. 114) (2)     $2,557     $2,933        ---         ---         ---        ---

Allowance Allocated
to Impaired Loans        384        440        ---         ---         ---        ---


Performance Ratios:
Allowance to
 Nonperforming Loans  233.65%    226.17%    362.53%     278.57%     214.84%    127.30%
Allowance to
 Perriod End Loans      2.40       2.36       2.40        2.43        2.56       3.20
Provision to
  Average Loans (1)     0.17       0.14       0.10       (0.19)      (0.27)      0.14
Net Charge-offs
 to Average Loans (1)   0.16       0.20       0.21        0.56        0.57       0.40
Nonperforming Assets
 to Loans & OREO        1.54       1.57       1.35        1.53        1.76       3.95

(1) Annualized
(2)All impaired loans were also reported as nonaccrual loans for all periods presented.

Nonperforming assets amounted to $8.0 million at September 30, 1995, an increase of $176 thousand or 2.2% from year-end 1994. During the second quarter of 1995 one of the Company's large commercial borrowers filed a voluntary bankruptcy petition for reorganization. Accordingly, the Company placed $1.9 million of the borrower's loans, net of SBA payment of the guaranteed portion, on nonaccrual status and established a reserve for estimated losses in accordance with FAS No. 114. Except for these loans, the Company would have continued to experience a period-to-period decrease in nonperforming assets over the past four quarters.

The allowance for loan losses was more than two times the amount of nonperforming loans at September 30, 1995. The ratio of net charge-offs to average loans for the first nine months of 1995 was at an annualized rate of .16%, well below the ratios for 1994 and 1993,
which were .56% and .40%, respectively.   The annualized ratio of the
provision for loan losses to average loans over the nine month period was .17%, which the Company believed to be adequate in light of the allowance's substantial coverage of nonperforming loans and the size of the unallocated portion of the allowance.

The annualized ratio of the provision for loan losses to average loans was negative as of the end of each of the last two quarters of 1994 listed in the above table as a result of the Company's decision to reduce the level of the allowance for loan losses during the second quarter of 1994, effected as a $1.5 million credit to the provision for loan losses.


Capital Resources

Shareholders' equity was $65.7 million at September 30, 1995, an increase of $7.3 million or 12.5% from December 31, 1994. The increase was primarily attributable to retained current year earnings and a $1.1 million favorable change in the valuation allowance for securities available for sale. The valuation allowance was established upon the December 31, 1993 adoption of SFAS No. 115 which requires that securities available for sale be carried at fair value through a valuation reserve in shareholders' equity.  During the nine
month period ending September 30, 1995, the Company repurchased $892 thousand of it outstanding shares at an average price of $15.54 and established a reserve for unearned ESOP shares, which amounted to $924 thousand at period end.

The Company and its subsidiaries are currently subject to two sets of capital guidelines, a leverage ratio test and a risk-based capital measure. The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualifying total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which is comprised of common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. The FDIC Improvement
Act of 1991 ("FDICIA") required banking regulators to establish different categories of capitalization for financial institutions, based upon these capital ratios. In accordance with FDICIA, the regulators have established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 1995, the Company and its banking subsidiaries all qualified as "well-capitalized" under these standards. On such date, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

SUMMARY OF CAPITAL RATIOS
                                                Tier 1        Total
                                               Risk-Based   Risk-Based
                                     Leverage    Capital     Capital
                                        Ratio     Ratio       Ratio
Arrow Financial Corporation             8.02%     13.14%      14.41%
Glens Falls National Bank & Trust Co.   7.60      13.48       14.73
Saratoga National Bank & Trust Co.      8.45      11.61       12.87
Green Mountain Bank                     9.45      14.18       15.47

Regulatory Minimum                      3.00       4.00        8.00
FDICIA's "Well-Capitalized" Standard    5.00       6.00       10.00

SUMMARY OF QUARTERLY CASH DIVIDENDS PAID
(restated for the November 1995 stock dividend)
                                                    1995    1994
      Fourth Quarter (1995 Payable December 15)   $ .160  $ .115
      Third Quarter                                 .144    .102
      Second Quarter                                .135    .074
      First Quarter                                 .125    .065


On October 25,1995, the Company declared a cash dividend of $.16 per share for the fourth quarter, payable December 15, 1995.

Liquidity

The object of the Company's liquidity management is to satisfy cash flow requirements, principally the need of depositors and borrowers to access funds. Currently, the Company's liquidity plan has been modified to satisfy projected extraordinary funding needs in connection with the Company's planned sale of eight branches
(approximately 13% of the Company's deposits) of the Company's
Vermont subsidiary bank, Green Mountain Bank,  to Mascoma
Savings Bank, Lebanon, New Hampshire. These extraordinary funding needs, and the projected sources of funds, are described in the following paragraph. Liquidity is provided through the assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. The Company's liability liquidity arises primarily from its significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. The "core" balances consist of demand deposits, savings, N.O.W. and money market deposit account balances and small denomination time deposits. At September 30, 1995, the Company's loan to deposit ratio was 73.2% and averaged
75.8% and 75.3% for the nine months ending September 30, 1995 and 1994, respectively. The Company maintains a securities available for sale portfolio, short-term investments in Federal funds and interest-bearing deposits with banks, which serve as a primary liquidity source. These balances amounted to $112.7 million at September 30, 1995. As a supplement, various short-term borrowing facilities have been established. At period-end, the Company was experiencing no significant liquidity problems or pressure at any of its subsidiary banks.


In connection with the pending sale by Green Mountain Bank of eight of its branches to Mascoma Savings Bank, it is currently anticipated that the amount of deposit liabilities to be assumed by Mascoma from Green Mountain Bank at closing (net of the premium on
deposits) will exceed the amount of loans and other branch-related assets to be transferred by Green Mountain to Mascoma by $40 -
$45 million.   The Company anticipates being able to fund this
amount with available liquid funds at Green Mountain Bank plus up to $20 million in sales of available for sale securities or loans
(externally in the secondary market or to affiliates) of Green
Mountain Bank.  Otherwise, the Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect or make material demands on the
Company's liquidity, capital resources or results of operations.


RESULTS OF OPERATIONS:  Three Months Ended September 30, 1995 Compared With
                        Three Months Ended September 30, 1994


SUMMARY OF EARNINGS PERFORMANCE
(Dollars in Thousands)
                                         Sep 1995  Sep 1994  $ Change  % Change
Net Income                                 $2,490    $3,578  $(1,088)     (30.4)%
Earnings Per Share                            .44       .62     (.18)     (29.0)
Return on Assets                             1.25%     1.91%    (.66)%    (34.6)
Return on Equity                            15.14%    25.96%  (10.82)%    (41.7)

The Company's net income for the three month period ended
September 30, 1995 was $2.5 million, which compares to earnings
of $3.6 million for the third quarter of 1994.   Earnings per share for
the two respective periods were $.44 and $.62. The $1.1 million decrease in earnings, or $.18 per share, was primarily attributable to net operating loss tax benefits recognized in the 1994 period, which were not available in the 1995 period. Adjusting for the 1994 net operating loss benefit, net income for the third quarter of 1995 increased $127 thousand or $.03 per share over the third quarter of 1994.

The 1995 quarter compared favorably to the 1994 quarter in net interest income and certain categories of other income and other expense. These and other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.


Net Interest Income

SUMMARY OF NET INTEREST INCOME
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Sep 1995  Sep 1994  $ Change   % Change
Interest Income                         $ 15,599  $ 13,423 $  2,176        16.2%
Interest Expense                           6,504     4,516    1,988        44.0
Net Interest Income                     $  9,095  $  8,907 $    188         2.1

Average Earning Assets (1)              $741,206  $695,678  $45,528         6.5%
Average Paying Liabilities               618,060   587,964   30,096         5.1
Taxable Equivalent Adjustment                166       120       46        38.3

Yield on Earning Assets (1)                 8.35%     7.66%    0.69%        9.0%
Cost of Paying Liabilities                  4.17      3.05     1.12        36.7
Net Interest Spread                         4.18      4.61    (0.43)       (9.3)
Net Interest Margin                         4.87      5.08     0.21)       (4.1)

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the third quarter of 1995 increased $188 thousand, or 2.1%, over the third quarter of 1994. The improvement in the 1995 period was principally attributable to a 6.5% increase in average earning assets which was only partially offset by reductions in the net interest spread and net interest margin between the two periods, reflecting the unfavorable change in the mix of paying liabilities discussed earlier in the section on the change in financial condition (i.e.

the move from savings/money market deposits to time deposits). Net interest income was also positively impacted by the fact that average paying liabilities increased more slowly than average earning assets between the periods due largely to retention of earnings.

Average earning assets amounted to $741 million for the third quarter of 1995, a $45.5 million or 6.5% increase over the third
quarter of 1994.   The 6.5% increase in average earning assets
compared to a 5.1% increase in average paying liabilities. Sources of the increased funds from September 30, 1994, other than paying liabilities, included retained earnings, sales of OREO and a small
increase in average demand deposits.    The $46 thousand, or
38.3%, increase in the taxable equivalent adjustment reflected the Company's increased investment in tax exempt bonds and loans, which were maintained at lower than normal levels during the period when the Company was carrying forward net operating loss tax benefits.

The provision for loan losses was $280 thousand for the quarter ending September 30, 1995, compared to a $108 thousand provision for the 1994 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses".


Other Income

SUMMARY OF OTHER INCOME
(Dollars in Thousands)
                                        Sep 1995   Sep 1994 $ Change   % Change
Income From Fiduciary Activities         $   946    $   908  $    38        4.2%
Fees for Other Services to Customers       1,225      1,129       96        8.5
Other Operating Income                       285        354      (69)     (19.5)
  Total Other Income                      $2,456     $2,391  $    65        2.7

Other income (i.e. noninterest income) amounted to $2.5 million for the third quarter of 1995, an increase of $65 thousand or 2.7% from the third quarter of 1994.

Income from fiduciary services increased $38 thousand or 4.2% over the third quarter of 1994. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) increased $96 thousand or 8.5% primarily due to increased service charges on deposit accounts in the 1995 period. Other operating income (primarily credit card processing income and gains on the sale of other real estate owned, loans and other assets) decreased $69 thousand.
The period to period difference was primarily attributable to a gain on the sale of repossessed property recognized in the 1994 period, which was offset only in part by gains on the sale of OREO in the 1995 period. In the absence of these transactions, other operating income would have increased $20 thousand in the third quarter of 1995 as compared to the third quarter of 1994, or 9.0%.

Other Expense

<CAPTION

SUMMARY OF OTHER EXPENSE
(Dollars in Thousands)
                                         Sep 1995  Sep 1994  $ Change   % Change
Salaries and Employee Benefits             $4,200    $3,992 $   208        5.2%
Occupancy Expense of Premises, Net            488       542     (54)     (10.0)
Furniture and Equipment Expense               474       518     (44)      (8.5)
Other Operating Expense                     2,015     2,302    (287)     (12.5)
 Total Other Expense                       $7,177    $7,354 $  (177)      (2.4)

Other (i.e. noninterest) expense decreased $177 thousand or 2.4% for the third quarter of 1995 compared with the third quarter of 1994. During the comparative periods, salaries and benefits expense increased $208 thousand or 5.2% as a decrease in gross salaries was more than offset by an increase in all areas of employee benefits including pension, insurances and other employee benefit plans.

Expenses relating to both occupancy and furniture and equipment expense for the quarter ending September 30, 1995 were below the comparative 1994 period. The decrease is primarily attributable to lower depreciation expenses. Other operating expense decreased $287 thousand or 12.5% between the two comparative quarters reflecting a $461 thousand reduction in FDIC insurance costs offset in part by an increase in legal expenses in the 1995 period.

Income Taxes

SUMMARY OF INCOME TAXES
(Dollars in Thousands)
                                         Sep 1995  Sep 1994      $ Change
Provision for Income Taxes               $1,438      $129        $ 1,309

The provisions for federal and state income taxes amounted to $1.4 million and $129 thousand for the third quarter of 1995 and 1994, respectively. The low level of the provision for the 1994 period reflected utilization of a net operating loss carryforward and a reduction in the valuation allowance for deferred tax assets. That benefit amounted to $1.2 million for the third quarter of 1994. During the fourth quarter of 1994 the Company utilized the remaining net operating loss carryforward, and such benefits were not available for
any 1995 period.   On a comparative basis, the effective tax rate was
36.6% and 37.0% for the quarters ended September 30, 1995 and
1994, respectively.   The decrease in the effective tax rate for the
1995 period was primarily attributable to an increase in the tax exempt bond and loan portfolios offset in part by a 1% increase in the federal income tax rate.



RESULTS OF OPERATIONS:        Nine Months Ended September 30, 1995 Compared With
                              Nine Months Ended September 30, 1994

SUMMARY OF EARNINGS PERFORMANCE
(Dollars in Thousands)
                                          Sep 1995  Sep 1994  $ Change  % Change
Net Income                                 $9,814    $8,971     $ 843       9.4%
Earnings Per Share                           1.72      1.56       .16      10.3
Return on Assets                             1.70%     1.62%     0.08%      4.9
Return on Equity                            20.82%    22.52%    (1.70)%    (7.5)


The Company's net income was $9.8 million for the first nine months of 1995, compared to earnings of $9.0 million for the first nine months of 1994. Earnings per share were $1.72 and $1.56 for the two respective periods.

The most significant  factor in the period-to-period comparison was the $5.0 million pre-tax settlement under the Company's financial
institution bond received in the second quarter of 1995.   The other
principal factor in the comparison, which largely offset the first factor, was the $3.1 million tax benefit realized in the 1994 period resulting from the utilization of a net operating loss. A benefit that was not available or realized in the 1995 period. The net operating loss carryforward was fully utilized during the last quarter of 1994.

Adjusting for the nonrecurring or special events in both periods, net income for
the first nine months of 1995 increased $1.2 million or 20.5% over
the first nine months of 1994.   The increase in core earnings was
primarily attributable to an increase in net interest income and
secondarily to an increase in other income.   These and other
changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

SUMMARY OF NET INTEREST INCOME
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Sep 1995  Sep 1994  $ Change   % Change
Interest Income                           $45,416   $39,040    $6,376      16.3%
Interest Expense                           18,288    13,368     4,920      36.8
Net Interest Income                       $27,128   $25,672    $1,456       5.7

Average Earning Assets (1)               $722,311  $693,562   $28,749       4.1%
Average Paying Liabilities                608,137   593,654    14,483       2.4
Taxable Equivalent Adjustment                 544       339       205      60.5

Yield on Earning Assets (1)                  8.41%     7.53%     0.88%     11.7%
Cost of Paying Liabilities                   4.02      3.01      1.01      33.6
Net Interest Spread                          4.39      4.52     (0.13)     (2.9)
Net Interest Margin                          5.02      4.95      0.07       1.4

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the first nine months of 1995 increased $1.5 million over the comparative period in 1994. The improvement in the 1995 period was primarily attributable to both a 4.1% increase in average earning assets and to a reduction in the relative amount of nonaccrual loans included in earning assets. Net interest income was also positively impacted by the fact that average paying liabilities increased more slowly than average earning assets between the periods due largely to retention of earnings and increased levels of demand deposits. Net interest spread contracted slightly between the two periods, primarily as a result of the shift in the mix of deposits from savings/money market deposits to time deposits discussed elsewhere in this report, while the net interest margin increased slightly between the two periods, as the faster growth of earning assets as compared to paying liabilities more than offset the shrinkage in the net interest spread.

Average earning assets amounted to $722 million for the first nine months of 1995, a $28.7 million or 4.1% increase over the first nine
months  of 1994.   The 4.1% increase in average earning assets
compares to a 2.4% increase in average paying liabilities. Sources of funds, other than paying liabilities, included retained earnings, sales of OREO and an increase in average demand deposits. The
$205 thousand or 60.5% increase in taxable equivalent adjustment reflected the Company's increased investment in tax exempt bonds and loans, which were purchased at reduced levels during the period when the Company was carrying forward net operating loss tax benefits.

The provision for loan losses was $640 thousand for the nine month period ended September 30, 1995, compared to a $1.0 million benefit for the 1994 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" on page 10 of this report.


Other Income

SUMMARY OF OTHER INCOME
(Dollars in Thousands)
                                         Sep 1995  Sep 1994  $ Change   % Change
Income From Fiduciary Activities         $  2,891    $2,809     $  82      2.9%
Fees for Other Services to Customers        3,528     3,212       316      9.8
Net Losses on Securities Transactions         ---       (10)       10   (100.0)
Other Operating Income                      5,735       811     4,924    607.2
 Total Other Income                       $12,154    $6,822    $5,332     78.2
Without Regard to the Bond Settlement:
Other Operating Income                    $   735    $  811    $  (76)    (9.4)
Total Other Income                          7,154     6,822       332      4.9

Other income increased in the first nine months of 1995 by $5.3 million, or 78.2%, over the level for the prior year period, with the major factor accounting for the increase being the $5.0 million settlement payment received in May 1995 from the Company's financial institution bond company, discussed in more detail in the Company's June 30, 1995 quarterly report.

Without regard to the bond settlement, other (i.e. noninterest) income increased $332 thousand or 4.9% for the first nine months of 1995 compared with the first nine months of 1994. Income from fiduciary services increased $82 thousand or 2.9% over the first nine months of 1994. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) increased $316 thousand or 9.8% primarily due to increased service charges on deposit accounts and increased fees from merchant credit card processing in the 1995 period. Other operating income (primarily third party credit card processing income and gains on the sale of other real estate owned, loans and other assets) decreased $76 thousand without regard to the bond settlement. The decrease was primarily due to a gain in the 1994 period on the sale of repossessed assets.


Other Expense

SUMMARY OF OTHER EXPENSE
(Dollars in Thousands)
                                         Sep 1995  Sep 1994  $ Change   % Change
Salaries and Employee Benefits           $ 12,724  $ 12,052  $    672       5.6%
Occupancy Expense of Premises, Net          1,556     1,718      (162)     (9.4)
Furniture and Equipment Expense             1,474     1,574      (100)     (6.4)
Other Operating Expense                     7,006     8,569    (1,563)    (18.2)
 Total Other Expense                      $22,760   $23,913   $(1,153)     (4.8)
Without Regard to Severance
 Benefits &  OREO Transactions:
Salaries and Employee Benefits            $12,101   $12,052  $     49       0.4
Other Operating Expense                     6,867     7,015      (148)     (2.1)
Total Other  Expense                       21,998    22,359      (361)     (1.6)

Other (i.e. noninterest) expense decreased $1.2 million or 4.8% for the first nine months of 1995 compared with the first nine months of 1994. The overall decrease reflected a $1.6 million decrease in other operating expense, primarily attributable to a decrease in OREO liquidation expenses, offset in part by a $672 thousand increase in salary and employee benefits, most of which was attributable to one-time severance expenses.

After making adjustments for these nonrecurring items, including OREO liquidation expenses, total other expense decreased $361 thousand or 1.6% in the first nine months of 1995 as compared to
the 1994 period.   Salaries and employee benefits, as thus adjusted,
increased $49 thousand between the periods, as a decrease in gross salaries was offset by an increase in all areas of employee benefits including pension, insurance and other employee benefit plans. Occupancy and equipment expenses decreased $262 thousand. The decrease was primarily attributable to lower depreciation expenses in the 1995 period. Other operating expense decreased $148 thousand or 2.1% in the first nine months of 1995
as compared to the 1994 period.   A $510 thousand reduction in
FDIC and other insurance expense was offset by increases in other expenses, primarily legal costs.


Income Taxes

SUMMARY OF INCOME TAXES
(Dollars in Thousands)
                                            Sep 1995  Sep 1994  $ Change
Provision for Income Taxes                  $ 5,524     $ 288    $5,236

The provisions for federal and state income taxes amounted to $5.5 million and $288 thousand for the first nine months of 1995 and
1994, respectively. The low level of the provision for the 1994 period resulted from utilization of a net operating loss carryforward and a reduction in the valuation allowance for deferred tax assets. That benefit amounted to $3.1 million for the first nine months of 1994. During the fourth quarter of 1994 the Company utilized the remaining net operating loss carryforward, and no such benefit was
not available for the 1995 period.   On a comparative basis, the
effective tax rate was 36.0% and 37.1% for the nine month periods
ended September 30, 1995 and 1994, respectively.   The decrease
in the effective tax rate for the 1995 period was primarily attributable to a relative increase in holdings of tax exempt bonds offset in part by a 1% increase in the federal income tax rate.

      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

       The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

       The Company's subsidiary banks are parties to various legal claims which arise in the normal course of their business. . The various pending legal claims against the subsidiary banks will not, in the current opinion of management, likely result in any material liability to the subsidiary banks or the Company.


Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports Filed on Form 8-K


       Exhibit 27     Financial Data Schedule
                     (Submitted with Electronic Filing Only)   Page 19


      On August 4, 1995, the Company filed
a Form relating to (a) the redemption of the Company's 8 1/8 percent subordinated debentures due December 1, 1996, and cancellation of the related mandatory stock purchase contracts, (b) the Company's entering into an agreement to sell eight branches of Green Mountain Bank to Mascoma
Savings Bank, and ( c) the resignation of Green Mountain Bank president, J. Peter
Yankowski.

              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:   November 10, 1995         s/ Michael F. Massiano
                                  Michael F. Massiano, Chairman and
                                  President (Chief Executive Officer)

Date:   November 10, 1995         s/ John J. Murphy
                                  John J. Murphy, Executive Vice
                                  President and Treasurer/CFO
                                 (Principal Financial Officer and
                                  Principal Accounting Officer)