Form 10-K
period 1995-12-31
ARROW FINANCIAL CORP
filed 1996-03-28
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.  20549


                                FORM 10-K
            Annual Report Pursuant to Section 13 or 15(d) of
                   The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995
Commission file number 0-12507

                       ARROW FINANCIAL CORPORATION
         (Exact name of registrant as specified in its charter)

       NEW YORK                                       22-2448962
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

              250 GLEN STREET, GLENS FALLS, NEW YORK 12801
           (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (518) 745-1000
                       ___________________________

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT - NONE


       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                      Common stock, Par Value $1.00
                            (Title of Class)

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at March 4, 1996
Common stock, Par Value $1.00 Per Share                      5,587,735

State the aggregate market value of the voting stock held by non-affiliates of registrant.

Aggregate market value          Based upon the average of the closing bid
of voting stock           and closing asked prices on the NASDAQ Exchange
    $108,961,000                                    March 4, 1996


                   DOCUMENTS INCORPORATED BY REFERENCE
   Portions of Registrant's Proxy Statement for the Annual Meeting of
          Shareholders to be held April 24, 1996 (Part III) and the Annual Report to Shareholders (Part II, Item 8)


                       ARROW FINANCIAL CORPORATION

                                FORM 10-K

                                  INDEX

PART    I


  Item       1. Business
                       A. General
                       B. Lending Activities
                       C. Supervision and Regulation
                       D. Competition
                       E. Statistical Disclosure (Guide 3)
                       F. Legislative Developments
                       G. Executive Officers of the Registrant
  Item       2. Properties
  Item       3. Legal Proceedings
  Item       4. Submission of Matters to a Vote of Security Holders


PART   II

  Item       5. Market for the Registrant's Common Equity and
                  Related Stockholder Matters
  Item       6. Selected Financial Data
  Item       7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
                       A. Overview
                       B. Results of Operations
                           I.   Net Interest Income
                           II.  Provision for Loan Losses and
                                  Allowance for Loan Losses
                           III. Other Income
                            IV.  Other Expense
                            V.   Income Taxes
                       C. Financial Condition
                            I.   Investment Portfolio
                            II.  Loan Portfolio
                                  a. Distribution of Loans and Leases
                                  b. Risk Elements
                            III. Summary of Loan Loss Experience
                            IV.  Deposits
                            V.   Time Certificates of $100,000 or More
                       D. Liquidity
                       E. Interest Rate Risk
                       F. Capital Resources and Dividends
                       G. Fourth Quarter Results
  Item       8. Financial Statements and Supplementary Data
  Item       9. Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

PART  III

  Item      10. Directors and Executive Officers of the Registrant
  Item      11. Executive Compensation
  Item      12. Security Ownership of Certain Beneficial
                  Owners and Management
  Item      13. Certain Relationships and Related Transactions


PART   IV

  Item      14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K
                Signatures
                Exhibits Index

                                    PART I

Item 1:  Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company owns two national banks in New York and one state-chartered bank in Vermont. The Company owns directly or indirectly all of the common stock of its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 421 full-time equivalent employees of the Company and the subsidiary banks at December 31, 1995.


SUBSIDIARY BANKS:                            GLENS
(Dollars in Thousands)                       FALLS       SARATOGA
                                          NATIONAL       NATIONAL          GREEN
                                            BANK &         BANK &       MOUNTAIN
                                         TRUST CO.      TRUST CO.           BANK
                                          ("GFNB")        ("SNB")        ("GMB")
Total Assets at Year-End                  $513,150        $60,890       $234,486
                                                                     (a) 155,000
Trust Assets Under Management at
   Year-End (Not Included
   in Total Assets)                       $397,176        $ 2,082       $258,960

Date Organized                                1851           1988           1891

Employees                                      161             21            109
                                                                          (a) 76

State of Headquarters                     New York       New York        Vermont

Offices                                         14              2             14
                                                                           (a) 6

Counties of Operation                       Warren       Saratoga        Rutland
                                        Washington                       Addison
                                          Saratoga                    Bennington
                                             Essex                    (b) Orange
                                                                     (b) Windsor
                                                          137 So.
Main Office                           250 Glen St.       Broadway     80 West St.
                                      Glens Falls,      Saratoga,       Rutland,
                                          New York       New York        Vermont

(a) After branch sale on January 15, 1996.
(b) Counties of sold branches.



Each subsidiary bank offers a full range of commercial and consumer financial products. The banks' deposit base consists of core deposits derived principally from the communities which the banks serve. The banks target their lending activities to consumers and small and mid-sized companies in the banks' immediate geographic areas. In addition to traditional banking services, the Company offers credit card processing services for other financial institutions and, through its banks' trust departments, provides retirement planning, trust and estate administration services for individuals and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES

The Company's subsidiary banks engage in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for the purchase of residential and commercial properties; and consumer installment, credit card and home equity financing. Although the Company's Vermont bank previously held a substantial amount of construction and land development loans in its portfolio, this segment of the portfolio has been steadily reduced in recent years and only a small number of new loans of this type have been extended. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to Freddie Mac and state housing agencies, while retaining servicing rights. Loan sales, have diminished in the past three years, however, as the banks have sought to increase their own portfolios. In addition to interest earned on loans, the banks receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, the Company continues to implement conservative lending strategies, policies and procedures which are intended to protect the quality of the loan portfolio. These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted. It is the Company's policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain. Income on such loans is thereafter recognized only upon receipt (see Item 7.C.II.b. "Risk Elements").

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant industry concentrations except as described in Note 21 to the Consolidated Financial Statements in Part II Item 8 of this report. The portfolios are substantially secured, and many commercial loans are further secured by personal guarantees.

C. SUPERVISION AND REGULATION

The following generally describes the regulation to which the Company and its banks are subject. Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular law or regulation. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the banks.

The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues result from management fees, dividends and undistributed earnings from the subsidiary banks. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the banks, except to the extent that claims of the Company in its capacity as a creditor may be recognized. Moreover, there are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and capital guidelines.

The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Additionally, the Company is subject to regulation by the New York State Banking Department. The New York banks are nationally chartered banks and are subject to the supervision of and examination by the Office of the Comptroller of the Currency ("OCC"). The Vermont bank is chartered by the State of Vermont and is supervised at the state level by the Vermont Department of Banking, Insurance and Securities and at the federal level by the Federal Deposit Insurance Corporation ("FDIC"). The New York banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the FDIC. The BHC Act prohibits the Company, with certain exceptions, from engaging, directly or indirectly, in non-bank activities and restricts loans by the banks to the Company or other affiliates. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares) or acquiring all or substantially all of the assets of another bank or bank holding company.

Under the 1994 Riegle-Neal Act, bank holding companies are now able to acquire banks located in all 50 states (see Item 1.F.
"Legislative Developments".)

The Federal Reserve Board has adopted various "capital adequacy guidelines" for use in the examination and supervision of bank holding companies. One set of guidelines are the risk-based capital guidelines, which assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The Reserve Board's other capital guideline is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets. For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. Each subsidiary bank is subject to similar capital requirements adopted by its primary federal regulator. The year-end 1995 capital ratios of the Company and the banks are set forth in
Part II, Item 7.F. "Capital Resources and Dividends." A holding company's ability to pay dividends and expand its business through acquisitions of new subsidiaries can be restricted if capital falls below these capital adequacy guidelines.

Neither the Company nor any of its subsidiaries is now, or has been within the past year, subject to any formal or informal regulatory enforcement order.

D. COMPETITION

The Company and its subsidiaries face intense competition in all markets that they serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies, which are not subject to the same array of regulatory restrictions and capital requirements as the Company and the subsidiary banks, offer substantive equivalents of transaction accounts, credit cards and various other loan and financial products.

E. STATISTICAL DISCLOSURE

Statistical disclosure required by Securities Act Guide 3 to be set forth herein is found in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data."

INDEX TO SECURITIES ACT GUIDE 3, STATISTICAL DISCLOSURE BY BANK
HOLDING COMPANIES

Required Information                  Location

Distribution of Assets, Liabilities
  and Stockholders' Equity; Interest
  Rates and Interest Differential     Part II, Item 7.B.I.
Investment Portfolio                  Part II, Item 7.C.I.
Loan Portfolio                        Part II, Item 7.C.II.
Summary of Loan Loss Experience       Part II, Item 7.C.III.
Deposits                              Part II, Item 7.C.IV.
Return on Equity and Assets           Part II, Item 6.
Short-Term Borrowings                 Part II, Item 8. Note 9.

F. LEGISLATIVE DEVELOPMENTS

In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was enacted. Under the Act, as of September 29, 1995, bank holding companies were authorized as a matter of federal law to acquire banks located in any of the 50 states, notwithstanding any state laws to the contrary, provided all required regulatory and other approvals have been obtained. Also, under the Act, effective June 1, 1997, banks headquartered in any state will be permitted to branch into any other state, except for those states which may enact legislation prior to June 1, 1997 "opting out" of interstate branching. States may "opt in" to interstate branching prior to June 1, 1997, by affirmatively adopting legislation to that effect. The Act also permits commonly-controlled banks to act as agents for one another, effective September 29, 1995, by accepting deposits or loan payments or closing or servicing loans for one another, regardless of any branching laws to the contrary.

In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital classifications for banking institutions, the highest of which is "well-capitalized." Under regulations adopted by the federal regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The Company and its subsidiary banks are all well-capitalized.

FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions whose total assets exceed $500 million.

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. In 1993, the FDIC implemented a new risk-based system of assessing deposit insurance premiums to bring the level of the Bank Insurance Fund (BIF) to a FDICIA required level of 1.25% of insured deposits. During 1995, the FDIC reduced the premium paid by the best-rated banks (including all the Company's subsidiary banks) from $.23 per $100 of insured deposits to $.04, upon the recapitalization of the BIF. In 1996, the FDIC insurance premium was further reduced to a flat charge of $2 thousand per year for the highest-rated banks, including all the Company's subsidiary banks.

Legislation is currently under consideration that would recapitalize the Savings Association Insurance Fund (SAIF) and merge the SAIF with the BIF. It is not anticipated that this legislation would have an immediate impact on the assessment rate for BIF insured institutions or otherwise would have any negative impact on the Company or its subsidiary banks.

Banks and bank holding companies are also significantly affected by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). Although FIRREA dealt primarily with the thrift industry, it also impacted commercial banking organizations. FIRREA mandates public disclosure by commercial banks of their Community Reinvestment Act ratings and mortgage lending records and imposed cross-liability on any insured financial institutions which are affiliated with any other insured institution to which the FDIC gives financial assistance.

Various other banking legislation, including proposals to permit banks to affiliate with full-service securities underwriting firms or non-financial organizations (Glass-Steagall Reform) have been introduced in Congress from time to time. The Company cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

In 1995, the federal bank regulatory authorities promulgated a set of revised regulations addressing the responsibilities of banking organizations under the Community Reinvestment Act ("CRA"). The revised regulations place additional emphasis on the actual experience of a bank in making loans in low- and moderate-income areas within its service area as a key determinant in evaluation of the bank's compliance with the statute. As in the prior regulations, bank regulators are authorized to bring enforcement actions against banks under the CRA only in the context of bank expansion or acquisition affiliations.


G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the principal executive officers of the Company and positions held are presented in the following table.
The officers are elected annually by the Board of Directors.

Name                         Age  Positions Held and Years
                                  from Which Held

Michael F. Massiano           61  Chairman, President and
                                  CEO.  Mr. Massiano has
                                  been Chairman and CEO
                                  since 1990 and was
                                  President and CEO of the
                                  Company prior to 1990.
                                  Mr. Massiano is also CEO
                                  of Glens Falls National
                                  Bank.

John J. Murphy               44   Executive Vice President,
                                  Treasurer and CFO.  Mr.
                                  Murphy has served as
                                  Treasurer and Chief
                                  Financial Officer of the
                                  Company since 1983.

Thomas L. Hoy                 47  President and COO of
                                  Glens Falls National
                                  Bank. Mr. Hoy was
                                  Executive Vice President
                                  of Glens Falls National
                                  Bank prior to 1995.

Gerard R. Bilodeau           48   Senior Vice President and
                                  Secretary since 1994.
                                  Mr. Bilodeau was Vice
                                  President and Secretary
                                  from 1993 to 1994 and was
                                  Director of Personnel
                                  prior to 1993.


Item 2:  Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York. The building is owned by Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns thirteen additional offices. Saratoga National Bank owns both of its offices. Green Mountain Bank owns its main office and nine other offices and leases four offices. Of the eight branches sold on January 15, 1996, six were owned and two were leased. Offices leased from unrelated third parties are at market rates. Rental costs of premises did not exceed 5% of operating costs in 1995.

In the opinion of management of the Company, the physical properties of the Company and the Banks are suitable and adequate.

Item 3:  Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

The Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. For example, the banks, especially Green Mountain Bank, have in recent periods encountered claims against them grounded in lender liability, of the sort often asserted against financial institutions. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks, including such lender liability claims, will not, in the opinion of management, result in any material liability to the banks or the Company.



Item 4:  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 1995.


                       PART II


Item 5:  Market for the Registrant's Common Equity and Related
Stockholder Matters

The common stock of Arrow Financial Corporation is traded over-the-counter. It is registered with and its price is quoted by the National Association of Securities Dealers, Inc., through its national quotation system (NASDAQ).

The price ranges below represent actual transactions rounded to the nearest 1/8 point. Although there may have been isolated sales at prices outside the parameters shown, the Company believes that the price ranges fairly represent the trading ranges.

Per share amounts and market prices have been adjusted for the 1995 four percent stock dividend and the 1994 four percent stock dividend.

                                                       Market Price         Cash
                                                         (Bid)         Dividends
                                                        High    Low     Declared
1994 1st Quarter                                   $11.375  $10.625        $.065
     2nd Quarter                                    14.750   10.250         .074
     3rd Quarter                                    16.625   14.250         .102
     4th Quarter                                    15.375   13.500         .115

1995 1st Quarter                                   $15.875  $14.875        $.125
     2nd Quarter                                    15.375   14.000         .135
     3rd Quarter                                    17.125   14.375         .144
     4th Quarter                                    19.000   16.875         .160




The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable governmental regulations and restrictions. See "Capital Resources and Dividends" in Part II, Item 7.F. of this report.

There were approximately 2,505 holders of record of common stock at December 31, 1995.

Item 6:  Selected Financial Data
                   FIVE YEAR SUMMARY OF SELECTED DATA
              Arrow Financial Corporation and Subsidiaries
              (Dollars In Thousands, except per share data)
                                             1995     1994      1993      1992       1991
Consolidated Statements of Income Data:
Interest Income                           $60,718  $52,514   $51,836   $57,829   $ 73,755
Less: Interest Expense                     24,865   18,202    19,583    28,399     43,556
Net Interest Income                        35,853   34,312    32,253    29,430     30,199
Less:  Provision for Loan Losses            1,170     (950)      690     1,677     46,185
Net Interest Income (Loss) After Provision
  for Loan Losses                          34,683   35,262    31,563    27,753    (15,986)
Other Income                               14,473    9,049     9,086     8,606      8,934
Net Gains (Losses) on Securities
  Transactions                                 23     (481)       26        15        684
Less: Other Expense                        29,769   31,374    32,118    32,153     31,879
Income (Loss) Before Income Taxes, Extra-
  ordinary Item and Cumulative Effect
  of Accounting Change                     19,410   12,456     8,557     4,221    (38,247)
Provision for (Benefit from) Income Taxes   6,986    1,131       381     1,331     (4,865)
Income (Loss) Before Extraordinary Item &
  Cumulative Effect of Accounting Change   12,424   11,325     8,176     2,890    (33,382)
Extraordinary Item:  Utilization of Net
  Operating Loss Carryforward                 ---      ---       ---       811        ---
Cumulative Effect of a Change in
  Accounting for Income Taxes                 ---      ---     1,457       ---        ---
Net Income (Loss)                         $12,424  $11,325   $ 9,633   $ 3,701   $(33,382)

Primary Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Item
  and Accounting Change                    $ 2.17   $ 1.97    $ 1.44     $ .53     $(6.13)
Extraordinary Item and Accounting Change      ---      ---       .25       .13        ---
Net Income (Loss)                          $ 2.17   $ 1.97    $ 1.69     $ .66     $(6.13)

Fully Diluted Earnings (Loss) Per Share:
Income (Loss) Before Extraordinary Item
  and Accounting Change                    $ 2.17   $ 1.90    $ 1.44     $ .53     $(6.13)
Extraordinary Item and Accounting Change      ---      ---       .25       .13        ---
Net Income (Loss)                          $ 2.17   $ 1.90    $ 1.69     $ .66     $(6.13)

Cash Dividends                             $  .56   $  .36    $  .10     $ ---     $  .23
Book Value                                  12.00    10.20      8.74      7.07       6.40

Consolidated Balance Sheet Data:
Total Assets                             $789,790 $746,431  $733,442  $722,415   $769,942
Securities Held-to-Maturity                13,921  129,735   125,832    97,305    145,250
Securities Available-for-Sale             178,645   53,868    55,892    55,598        ---
Loans and Leases, Net of Unearned Income  517,787  507,553   502,784   492,916    547,419
Nonperforming Assets                        6,765    7,825    20,136    29,669     43,890
Deposits                                  694,453  650,485   659,427   657,875    696,402
Other Borrowed Funds                       15,297   24,865    12,487    15,162     25,141
Long-Term Debt                                ---    5,007     5,289     5,371      7,048
Shareholders' Equity                       67,504   58,405    50,069    39,735     34,900

Selected Key Ratios:
Return on Average Assets                     1.60%    1.52%     1.33%      .50%    (4.07)%
Return on Average Equity                    19.45    20.79     21.03     10.10    (64.54)
Dividend Payout                             25.81    18.05      5.93       ---       ---
Average Equity to Average Assets             8.22     7.34      6.32      4.97      6.30


Per share amounts have been adjusted for the 1995, 1994, 1993 and 1992 four percent stock dividends.

Item 7:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


The following discussion presents an analysis of the Company's results of operations for each of the years in the three-year period ended December 31, 1995 and the financial condition of the Company as of December 31, 1995 and 1994. Per share amounts have been restated to reflect the four percent stock dividend paid in November 1995 and the four percent stock dividend paid in November 1994. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.


A. OVERVIEW

The Company reported net income of $12.4 million for 1995, which compared to net income of $11.3 million for 1994. Primary earnings per share were $2.17 and $1.97 for 1995 and 1994, respectively.
The following analysis adjusts net income for unusual and nonrecurring items to arrive at a comparative presentation of the Company's core earnings:

SUMMARY OF CORE EARNINGS
(In Thousands)

                                                                 1995      1994
Net Income, as Reported                                       $12,424   $11,325
Net Operating Loss Benefits                                       ---    (3,560)
Other Items, Net of Tax:
  Insurance Settlement                                         (3,250)      ---
  OREO Transactions                                               136     1,133
  Credit to the Provision for Loan Losses                         ---      (990)
  Severance Benefits                                              388       ---
  Net Securities Transactions                                     (12)      285
  Other                                                          (218)      ---
Recurring Net Income                                          $ 9,468   $ 8,193
Recurring Primary Earnings per Share                          $  1.66   $  1.43

In May of 1995, the Company received a $5.0 million pre-tax settlement from the Company's financial institution bond company on a claim for losses suffered in earlier periods.

During 1994, the Company fully utilized the tax benefits resulting from net operating losses sustained in 1991. In the second quarter of 1994, the Company adjusted its reserve for loan losses by means of a $1.5 million credit to the provision for loan losses, reflected as income. This adjustment was offset by a similar amount of losses in the same period on the sale of real estate acquired through foreclosures (OREO), which was reflected as other operating expense.

The increase in core earnings from 1994 to 1995 is attributable to an increase in net interest income, increases in all areas of noninterest income and a decrease in operating expenses.

Nonperforming assets, which include nonaccrual loans, loans past due 90 days or more and still accruing interest, restructured loans in compliance with modified terms and OREO, amounted to $6.8 million at December 31, 1995, down from $7.8 million at December 31, 1994. The reduction was primarily attributable to sales of OREO. The allowance for loan losses was $12.1 million at December 31, 1995, which represented 278% of the amount of nonperforming loans at that date. This position was substantially unchanged from the prior year-end.

Sale of Vermont Operations

On January 15, 1996, the Company completed its sale of eight branches of Green Mountain Bank in eastern Vermont to Mascoma Savings Bank of Lebanon, New Hampshire. The following table presents unaudited consolidated balance sheet information at January 15, 1996 in comparison to December 31, 1995 and 1994.

SELECTED BALANCE SHEET INFORMATION
(In Thousands)
                                            January 15, December 31, December 31,
                                                   1996         1995         1994
Liquid Assets (1)                              $204,505     $237,151     $ 88,492
Investments                                      13,851       13,921      129,735
Loans                                           474,463      517,787      507,553
Total Assets                                    712,493      789,790      746,431

Deposits                                        592,633      694,453      650,485
Shareholders' Equity                             72,728       67,504       58,405

(1) Cash and Due From Banks, Federal Funds Sold and Securities Available-for-Sale.

On February 27, 1996, the Company announced that it had entered into a definitive agreement with ALBANK FSB, an Albany, New York based savings bank with Vermont operations, to sell to ALBANK the remaining six Green Mountain Bank branches including substantially all remaining loans and deposits of Green Mountain Bank ($112 million and $110 million, respectively, at the date of signing). On February 27, 1996, the Company entered into a definitive agreement with Vermont National Bank, Brattleboro, Vermont, to sell to Vermont National the Green Mountain Bank trust business. After the completion of these sales, the Company effectively will have no remaining operations in Vermont.

These and other changes are more fully described in the following analysis of the results of operations and changes in financial condition.


B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision and allowance for loan losses, noninterest income, other expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 1995 and the prior two years.

I. NET INTEREST INCOME (Fully Taxable Basis)

Net interest income represents the difference between interest earned on loans and investments and interest paid on deposits and other sources of funds. Changes in net interest income result from
(I) changes in the level and mix of earning assets and sources of funds (volume) (II) changes in the yields earned and costs paid
(rate), and (III) the relative volume of nonperforming assets. Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of earning assets and net interest margin.


COMPARISON OF NET INTEREST INCOME
(Dollars In Thousands) (Fully Taxable Basis)
                               Years Ended December 31,   Change From Prior Year
                                1995     1994    1993     1995              1994
                                                          Amount Percent  Amount  Percent
Interest Income               $61,411  $52,985  $52,415  $ 8,426  15.9 %  $   570    1.1 %
Interest Expense               24,865   18,202   19,583    6,663  36.6     (1,381)  (7.1)
Net Interest Income           $36,546  $34,783  $32,832  $ 1,763   5.1    $ 1,951    5.9

On a tax-equivalent basis, net interest income was $36.5 million in 1995, an increase of $1.8 million or 5.1% from $34.8 million in 1994. Net interest income, for both 1995 and 1994, was favorably impacted by both the changing interest rate environment and an increase in average earning assets. In addition to general changes in rates and volume, net interest income was enhanced by the reduction of nonaccrual loans, both in absolute amounts and as a ratio to earning assets. The Company also benefitted from retained earnings as a source of funds and from the investment of the proceeds from OREO sales into earning assets. In 1989, under the influence of the Federal Reserve Board, interest rates began a steady decline, and for a two year period beginning in the spring of 1992, the prime rate was unchanged. During that period, the Company experienced a benefit from a change in the mix of deposits from higher cost time deposits to lower cost N.O.W. and money market deposit accounts. During 1994, the prolonged period of falling interest rates came to an end as the Federal Reserve Board began a series of interest rate increases which extended into 1995. As a result, the mix of average deposits in 1994 was virtually the same as for 1993, but in 1995, depositors began to move a portion of their deposits back to higher cost time deposits.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average daily balance or average rates for both earning assets and interest-bearing liabilities. Changes attributable to both volume and rate have been allocated proportionately between the categories.

CHANGE IN NET INTEREST INCOME
(In Thousands) (Fully Taxable Basis)
                                    1995 to 1994                  1994 to 1993
                            Change in Net Interest Income  Change in Net Interest Income
                                       Due to:                  Due to:
                              Volume    Rate     Total      Volume    Rate       Total
Interest Income:
Interest-Bearing
  Deposits With Banks         $  ---   $  ---    $  ---     $  (34)  $  (34)     $  (68)
Federal Funds Sold               521      285       806     (1,051)     934        (117)
Securities Available-
  for-Sale                       334      823     1,157        525     (626)       (101)
Securities Held-to-Maturity:
  U.S. Treasury and Other
    Governmental Agencies       (372)      75      (297)      (776)    (469)     (1,245)
  State and Municipal
     Obligations                 548       45       593        218     (321)       (103)
  Mortgage-Backed Securities     233       87       320      1,044       10       1,054
  Other Securities               282       11       293         42       71         113
Total Securities Held-
  to-Maturity                    691      218       909        528     (709)       (181)
Loans                            956    4,598     5,554      1,097      (60)      1,037
Total Interest Income          2,502    5,924     8,426      1,065     (495)        570

Interest Expense:
Deposits:
  N.O.W./Super N.O.W.            202    1,279     1,481         65     (430)       (365)
  Regular Savings
    and M.M.D.A.              (1,917)     847    (1,070)        25     (555)       (530)
  Time Certificates of
    $100,000 or More           2,158      442     2,600        507      (54)        453
  Other Time Deposits          1,121    2,319     3,440       (516)    (469)       (985)
Total Deposits                 1,564    4,887     6,451         81   (1,508)     (1,427)

Short-Term Borrowings            288      137       425         29       29          58
Long-Term Debt                  (230)      17      (213)       (11)      (1)        (12)
Total Interest Expense         1,622    5,041     6,663         99   (1,480)     (1,381)
Net Interest Income           $  880   $  883    $1,763     $  966   $  985      $1,951



The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 1995, 1994 and 1993 (I) average assets, liabilities and shareholders' equity, (II) interest income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. Nonaccrual loans are included in average loans and leases, while unearned income has been eliminated.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35% for 1995 and 34% for 1994 and 1993)
(Dollars In Thousands) (Unaudited)
Years Ended December 31,                      1995
                                              Interest      Rate
                                  Average      Income/    Earned/
                                  Balance      Expense       Paid
Interest-Bearing
 Deposits With Banks             $    ---      $   ---        ---%
Federal Funds Sold                 22,596        1,307       5.78
Securities Available-
 for-Sale                          66,075        4,024       6.09
Securities Held-to-Maturity:
 U.S. Treasury and
  Governmental Agencies            57,993        3,108       5.36
 State and Municipal               13,271        1,124       8.47
 Mortgage-Backed
  Securities                       48,933        3,100       6.34
 Other Securities                   6,573          486       7.39
  Total Securities Held-
   to-Maturity                    126,770        7,818       6.17
Loans & Leases (Net of
 Unearned Income)                 513,266       48,262       9.40

  Total Earning Assets            728,707       61,411       8.43
Allowance for Loan
 Losses                           (12,288)
Cash and Due From Banks            28,081
Other Assets                       32,929
  Total Assets                   $777,429
Deposits:
 N.O.W./Super N.O.W.             $139,879        3,975       2.84
 Savings/M.M.D.A.                 201,932        6,187       3.06
 Time Certificates of
  $100,000 or More                 67,029        3,761       5.61
 Other Time Deposits              185,166        9,893       5.34
  Total Interest-Bearing
      Deposits                    594,006       23,816       4.01

Short-Term Borrowings              15,855          819       5.17
Long-Term Debt.                     2,619          230       8.78
  Total Interest-
    Bearing Funds                 612,480       24,865       4.06

Demand Deposits                    88,961
Other Liabilities                  12,097
  Total Liabilities               713,538
Shareholders' Equity               63,891
  Total Liabilities and
    Shareholders' Equity         $777,429
Net Interest Income
 (Fully Taxable Basis)                          36,546
Reversal of Tax Equivalent
  Adjustment                                      (693)
Net Interest Income                            $35,853

Net Interest Spread                                          4.37%
Net Interest Margin                                          5.02%

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35% for 1995 and 34% for 1994 and 1993)
(Dollars In Thousands) (Unaudited)
Years Ended December 31,                       1994
                                              Interest       Rate
                                  Average      Income/   Earned/
                                  Balance      Expense      Paid
Interest-Bearing
 Deposits With Banks             $    ---      $   ---        ---%
Federal Funds Sold                 12,490          501       4.01
Securities Available-
 for-Sale                          60,591        2,867       4.73
Securities Held-to-Maturity
 U.S. Treasury and
  Governmental Agencies            64,908        3,405       5.25
 State and Municipal                6,761          531       7.85
 Mortgage-Backed
  Securities                       45,221        2,780       6.15
 Other Securities                   2,751          193       7.02
  Total Securities Held-
   to-Maturity                    119,641        6,909       5.77
Loans & Leases (Net of
 Unearned Income)                 502,224       42,708       8.50

  Total Earning Assets            694,946       52,985       7.62
Allowance for Loan
 Losses                            (16,954)
Cash and Due From Banks            27,009
Other Assets                       37,635
  Total Assets                   $742,636
Deposits:
 N.O.W./Super N.O.W.             $129,999        2,494       1.92
 Savings/M.M.D.A.                 260,336        7,257       2.79
 Time Certificates of
  $100,000 or More                 26,980        1,161       4.30
 Other Time Deposits              160,035        6,453       4.03
   Total Interest-Bearing
      Deposits                    577,350       17,365       3.01

Short-Term Borrowings               9,838          394       4.00
Long-Term Debt.                     5,226          443       8.48
  Total Interest-
    Bearing Funds                 592,414       18,202       3.07

Demand Deposits                    87,715
Other Liabilities                   8,028
  Total Liabilities               688,157
Shareholders' Equity               54,479
  Total Liabilities and
   Shareholders' Equity          $742,636
Net Interest Income
 (Fully Taxable Basis)                          34,783
Reversal of Tax Equivalent
  Adjustment                                      (471)
Net Interest Income                            $34,312

Net Interest Spread                                          4.55%
Net Interest Margin                                          5.01%

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35% for 1995 and 34% for 1994 and 1993)
(Dollars In Thousands) (Unaudited)
Years Ended December 31,                       1993
                                              Interest       Rate
                                  Average      Income/    Earned/
                                  Balance      Expense       Paid
Interest-Bearing
 Deposits With Banks             $  2,151      $    68       3.16%
Federal Funds Sold                 20,927          618       2.95
Securities Available-
 for-Sale                          49,489        2,968       6.00
Securities Held-to-Maturity:
 U.S. Treasury and
  Governmental Agencies            79,060        4,651       5.88
 State and Municipal                5,595          634      11.33
 Mortgage-Backed
  Securities                       28,235        1,726       6.11
 Other Securities                   1,935           79       4.08
  Total Securities Held-
   to-Maturity                    114,825        7,090       6.17
Loans & Leases (Net of
 Unearned Income)                 489,326       41,671       8.52

  Total Earning Assets            676,718       52,415       7.75
Allowance For Loan
 Losses                           (16,954)
Cash and Due From Banks            26,963
Other Assets                       37,998
  Total Assets                   $724,725
Deposits:
 N.O.W./Super N.O.W.             $127,163        2,859       2.25
 Savings/M.M.D.A.                 259,519        7,787       3.00
 Time Certificates of
  $100,000 or More                 15,077          708       4.70
 Other Time Deposits              172,422        7,438       4.31
    Total Interest-Bearing
      Deposits                    574,181       18,792       3.27

Short-Term Borrowings               9,083          336       3.70
Long-Term Debt.                     5,359          455       8.49
  Total Interest-
    Bearing Funds                 588,623       19,583       3.33

Demand Deposits                    83,971
Other Liabilities                   6,317
  Total Liabilities               678,911
Shareholders' Equity               45,814
  Total Liabilities and
    Shareholders' Equity         $724,725
Net Interest Income
 (Fully Taxable Basis)                          32,832
Reversal of Tax Equivalent
  Adjustment                                      (579)
Net Interest Income                            $32,253

Net Interest Spread                                          4.42%
Net Interest Margin                                          4.85%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS                                              December 31,
                                                       1995      1994      1993
Yield on Earning Assets                                8.43%     7.62%     7.75%
Cost of Interest-Bearing Liabilities                   4.06      3.07      3.33
Net Interest Spread                                    4.37%     4.55%     4.42%
Net Interest Margin                                    5.02%     5.01%     4.85%

The following items have a major impact on changes in net interest income due to rate: general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities
(interest rate sensitive gap) during periods of interest rate changes and the relative level of nonaccrual loans.

In 1995, the change in net interest income attributable to changes in interest rates had an $883 thousand positive impact on net interest income. During the first half of the year, the Company was still experiencing the effect from rising interest rates which had begun in the second half of 1994. Various loan and deposit products react to interest rate changes with different speeds and for some products not to the full extent of changes in the prime rate.
During 1994, assets in general repriced more quickly than time deposits. Repricing of short-term deposit products also tended to lag behind prime rate changes and did not change to the full extent of prime rate changes. Consequently, the spread between the yield on earning assets and the cost of interest paying liabilities increased from 1993 to 1994 by 13 basis points, while decreasing by 18 basis points from 1994 to 1995. Notwithstanding the decrease in the net interest spread, the Company experienced a beneficial impact from generally rising interest rates due to the fact that the increase in average interest bearing assets exceeded the increase in interest paying liabilities as discussed more fully in the following section on changes in net interest income due to volume. As a result, the net interest margin increased from 1994 to 1995, albeit by only one basis point.

In 1994, the change in net interest income attributable to changes in interest rates had a $985 thousand positive impact on net interest income. During the first half of the year, the Company was still experiencing the effect from falling interest rates in prior periods, as higher yielding fixed rate loan and time deposit maturities repriced at current rates. During the second half of the year the Federal Reserve Board began a series of interest rate increases and the Company, as well as many financial institutions, benefitted from a more rapid repricing of earning assets than paying liabilities. The effect of the downward repricing of fixed rate loan and time deposit maturities in the first half of the year was more pronounced than the effect of rising interest rates at the end of the year, as both the yield on earnings assets and the cost of paying liabilities fell from 1993 to 1994. The Company also experienced the benefit of reduced levels of nonaccrual loans, both in absolute amounts and as a ratio to earning assets, and was able to apply the proceeds from OREO sales to earning assets. Nonaccrual loans amounted to $3.6 million and $9.9 million at December 31, 1994 and 1993, respectively, and the proceeds from OREO sales amounted to $4.8 million in 1994.



CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES
(Dollars in Thousands)
                                                              $ Change        % Change
                           1995       1994       1993      1995      1994   1995    1994
Earning Assets         $728,707   $694,946   $676,718   $33,761   $18,228   4.9%    2.7%
Interest-Bearing
  Liabilities           612,480    592,414    588,623    20,066     3,791   3.4      .6
Demand Deposits          88,961     87,715     83,971     1,246     3,744   1.4     4.5
Total Assets            777,429    742,636    724,725    34,793    17,911   4.7     2.5
Earning Assets to
  Total Assets           93.73%     93.58%     93.38%      .15%      .20%    .2      .2


In general, changes in volume will result in corresponding changes in net interest income. However, changes due to volume can be enhanced or restricted by shifts in the relative mix between instruments of different rates. In 1995, the change in volume had an $880 thousand positive impact on net interest income. Of the $33.8 million increase in average earning assets from 1994 to 1995, average loan balances accounted for $11.0 million. The Company used the remaining funds to increase its liquid assets. Only $20.1 million of the $33.8 million increase in average earning assets was funded by paying liabilities. The primary sources of funds for the remainder came from retained earnings ($9.4 million) and proceeds from the sale of OREO ($1.5 million).

In 1994, the change in volume had a $966 thousand positive impact on net interest income. Of the $18.2 million increase in average earning assets from 1993 to 1994, average loan balances accounted for $12.9 million. The Company used the remaining funds as well as $8.4 million from decreased average federal funds balances to increase both the held-to-maturity and available-for-sale securities portfolios. Only $3.8 million of the $18.2 million increase in average earning assets was funded by paying liabilities. The primary sources of funds for the remainder came from retained earnings ($8.7 million) and proceeds from the sale of OREO ($4.8 million).



II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

Through the provision for loan losses, an allowance (reserve) is established for estimated future loan losses. Actual loan losses are charged against this allowance when they occur. In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook.

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all loans restructured subsequent to adoption. Reserves for losses for the remaining smaller-balance loans are evaluated under SFAS No.
5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

During 1995, nonperforming assets continued the steady decline begun in 1991. The primary portion of the decrease in nonperforming assets in 1995 came from the sale of OREO. Nonaccrual loans increased $626 thousand or 17.3% from the year-end 1994 balance.
The increase in nonaccrual loans represents the aggregate borrowing of one large commercial borrower, which was placed on nonaccrual status in 1995. That loan was accounted for under SFAS No. 114 and was being carried at its estimated fair value. Loans reported as troubled debt restructures at December 31, 1994, were classified as performing in 1995.

Net charge-offs for 1995 of $1.4 million, or .27% of average loans for the year, was typical of the Company's historical experience with the exception of 1991 and 1992. The provision for loan losses of $1.2 million, or .23% of average loans, remained below the Company's historical average. The 1995 provision, however, was deemed adequate in consideration of the ratio of the allowance for loan losses to nonperforming loans, which amounted to 278% at December 31, 1995.

The provision for loan losses in 1994 was actually a credit to the provision and a reduction in the allowance for loan losses. During the second quarter of 1994, with nonperforming assets at significantly reduced levels and a substantial sale of OREO having been completed, the Company reduced the unallocated portion of the allowance for loan losses by $1.5 million. This reduction was effected by means of a credit to the provision for loan losses. As a result, for the twelve month period ended December 31, 1994, the Company's net provision for loan losses was a negative $950 thousand, compared to a provision of $690 thousand in 1993 and $1.7 million in 1992. As a ratio of average loans, the provisions were (.19)% in 1994 and .14% and .32% for 1993 and 1992, respectively.

While the absolute balance of the allowance for loan losses has decreased in each of the past four years, the ratio of the allowance to nonperforming loans has increased or remained steady, with the ratio at the end of 1995 virtually unchanged from the year-end 1994 level. The balance of the allowance for loan losses was $12.1 million, $12.3 million, $16.1 million and $17.3 million at December 31, 1995, 1994, 1993 and 1992, respectively. The ratio of the allowance to nonperforming loans was 278%, 279%, 127% and 72% at the end of the same respective periods.

Net loan losses for 1995 were $1.4 million. These losses compare to net loan losses of $2.8 million, $1.9 million and $4.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. As a ratio to average loans, the net loan losses were .27%, .56%, .40% and .92% for the same respective periods.


          SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
    (Dollars In Thousands) (Loans and Leases, Net of Unearned Income)
Years-Ended December 31,                       1995          1994           1993          1992          1991
Loans and Leases at End of Period          $517,787      $507,553       $502,784      $492,916      $547,419
Average Loans and Leases                    513,266       502,224        489,326       516,711       607,601
Total Assets at End of Period               789,790       746,431        733,442       722,415       769,942

Nonperforming Assets:
Nonaccrual Loans:
Construction and Land Development          $    104      $    327       $  2,534      $  6,149      $ 13,163
Commercial Real Estate                        1,299         1,050          2,649         7,986         9,133
Commercial Loans                              1,979         1,017          2,596         4,168         7,393
Other                                           862         1,224          2,082         3,171         3,764
  Total Nonaccrual Loans                      4,244         3,618          9,861        21,474        33,453

Loans Past Due 90 or More Days and
  Still Accruing Interest                       111           231            364         1,486           329
Restructured Loans in Compliance with
  Modified Terms                                ---           580          2,405         1,161         3,963
    Total Nonperforming Loans                 4,355         4,429         12,630        24,121        37,745
Other Real Estate Owned                       2,410         3,396          7,506         5,548         6,145
    Total Nonperforming Assets             $  6,765      $  7,825       $ 20,136      $ 29,669      $ 43,890

Allowance for Loan Losses:
Balance at Beginning of Period             $ 12,338      $ 16,078       $ 17,328      $ 20,387      $ 11,656

Loans Charged-off:
  Commercial, Financial
    and Agricultural                           (579)         (997)          (973)       (2,283)       (7,804)
  Real Estate - Commercial                     (369)         (689)        (1,106)         (645)       (6,804)
  Real Estate - Construction                   (101)       (1,181)          (377)       (2,015)      (20,941)
  Real Estate - Residential                    (160)         (143)          (151)         (323)         (335)
  Installment Loans to Individuals             (562)         (476)          (480)         (820)       (2,128)
  Lease Financing Receivables                  ---           ---            ---            (9)           (8)
    Total Loans Charged-off                  (1,771)       (3,486)        (3,087)       (6,095)      (38,020)

Recoveries of Loans Previously Charged-off:
  Commercial, Financial
    and Agricultural                             76           260            694           724            56
  Real Estate - Commercial                      104            35             75            48           ---
  Real Estate - Construction                     10            68             55           327           138
  Real Estate - Residential                       8           143             37            22            81
  Installment Loans to Individuals              171           188            285           232           291
  Lease Financing Receivables                  ---             2              1             6           ---
    Total Recoveries of Loans
      Previously Charged-off                    369           696          1,147         1,359           566
    Net Loans Charged-off                    (1,402)       (2,790)        (1,940)       (4,736)      (37,454)
Provision for Loan Losses
  Charged to Expense                          1,170          (950)           690         1,677        46,185

Balance at End of Period                   $ 12,106      $ 12,338       $ 16,078      $ 17,328      $ 20,387


Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
  of Average Loans                             .27%          .56 %          .40%          .92%         6.16%
Provision for Loan Losses as a Percentage
  of Average Loans                             .23          (.19)           .14           .32          7.60
Allowance for Loan Losses as a Percentage
  of Period-end Loans                         2.34          2.43           3.20          3.52          3.72
Allowance for Loan Losses as a Percentage
  of Nonperforming Loans                    277.98        278.57         127.30         71.84         54.01
Nonperforming Loans as a Percentage
  of Period-end Loans                          .84           .87           2.51          4.89          6.90
Nonperforming Assets as a Percentage
  of Period-end Total Assets                   .86          1.05           2.75          4.11          5.70



III. OTHER INCOME

The majority of other (i.e., noninterest) income is derived from fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring sources. Additionally, other income is influenced by transactions involving the sale of investment securities.

ANALYSIS OF OTHER INCOME
(Dollars In Thousands)                                       Change
                               December 31,            Amount      Percent
                            1995    1994    1993    1995    1994   1995   1994
Income from Fiduciary
  Activities             $ 3,752  $3,657   $3,661  $   95   $  (4)    2.6%   (.1)%
Fees for Other Services    4,669   4,345    4,459     324    (114)    7.5   (2.6)
Net Securities
  Gains (Losses)              23    (481)      26     504    (507)     --     --
Other Operating Income     6,052   1,047      966   5,005      81   478.0    8.4
  Total Other Income     $14,496  $8,568   $9,112  $5,928   $(544)   69.2   (6.0)

Total other income for 1995 amounted to $14.5 million. The $5.9 million increase from 1994 was primarily attributable to a $5.0 million payment received from the Company's financial institution bond company, in settlement of a lawsuit filed by the Company in 1994 for losses suffered in earlier periods and covered under the Company's $7.0 million financial institution bond.

Exclusive of the bond recovery and securities transactions, other income increased $424 thousand in 1995 or 4.7% above the amount
earned in 1994.   As adjusted, other income to average assets was
1.22% for both years.

While all areas of other (noninterest) income increased, including income from fiduciary activities and other operating income, the largest increase was in fees for other services to customers. These fees include deposit account service charges, safe deposit box fees, merchant credit card processing fees and servicing fees on loans sold with servicing retained by the Company. These fees amounted to $4.7 million in 1995, compared to $4.3 million in 1994, a 7.5% increase. The increase was primarily attributable to increases in service charges on deposit accounts and merchant credit card processing income.

Other operating income includes, as a primary component, fees earned on servicing credit card portfolios for correspondent banks. This category of noninterest income also includes gains on the sale of loans, other real estate owned and other assets. Without regard to the bond recovery, other operating income in 1995 was virtually unchanged from 1994.

Total other income for 1994, was $8.6 million, or 6.0% less than the $9.1 million recorded in 1993. Exclusive of securities transactions, other income for 1994 was essentially unchanged from the prior year, with a small shift from fees for other services to customers to other operating income. As a percentage of average assets, noninterest income was 1.15% and 1.26% for 1994 and 1993, respectively. Without regard to securities transactions the ratios were 1.22% and 1.25% for the same respective periods.

Income from fiduciary activities in 1994 was virtually unchanged from the prior year, as was the average dollar amount of assets under administration. Fees for other services to customers amounted to $4.3 million in 1994, a decrease of 2.6% from the prior year.
The decrease was primarily attributable to a slight reduction in the average balance of the serviced loan portfolio and the corresponding
reduction in related servicing fees.   Other operating income for
1994 was $1.0 million, an increase of $81 thousand or 8.4% over 1993. The increase was primarily attributable to increased fees from credit card servicing operations.




IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company. The key components of other expense are presented in the following table.


ANALYSIS OF OTHER EXPENSE
(Dollars In Thousands)
                                                                       Change
                                   December 31,                Amount          Percent
                              1995     1994      1993      1995      1994   1995     1994
Salaries and Benefits      $16,710  $16,204   $16,101   $   506    $  103    3.1 %    .6 %
Net Occupancy Expense        2,040    2,168     2,418      (128)     (250)  (5.9)  (10.3)
Equipment and Furniture      1,930    2,076     2,254      (146)     (178)  (7.0)   (7.9)
Other Operating Expense      9,089   10,926    11,345    (1,837)     (419) (16.8)   (3.7)
   Total Other Expense     $29,769  $31,374   $32,118   $(1,605)   $ (744)  (5.1)   (2.3)

Other expense amounted to $29.8 million for 1995, which compared to $31.4 million for 1994, a decrease of $1.6 million or 5.1%. An increase in salaries and benefits was offset by reduced expenses for occupancy, equipment and other operating expenses.

Total salaries of $11.1 million for 1995 decreased $284 thousand from the 1994 level. As in the prior year analysis, the effect of fewer employees was only partially offset by general salary increases. Of the $790 thousand increase in employee benefits from 1994 to 1995, severance benefits of $652 thousand paid in 1995 accounted for most of the increase. Otherwise, slight decreases in payroll taxes and profit sharing expenses were offset by increased expenses for pension plans and health insurance.

Occupancy and equipment expenses both decreased from 1994 to 1995 by $128 thousand and $146 thousand, respectively. Both decreases were primarily attributable to reduced depreciation expenses.

Other operating expense was $9.1 million for 1995, a decrease of $1.8 million or 16.8% from 1994. The decrease was primarily attributable to a reduction in FDIC deposit insurance premiums and other insurance, as well as to a large reduction in losses on the sale of OREO. In mid-1995, the FDIC reduced the deposit insurance rate for well-capitalized banks from 23 cents per hundred dollars of insured deposits to 4 cents (and the premium has been further reduced in 1996). All of the Company's banks are well-capitalized.

Other expense amounted to $31.4 million for 1994, a decrease of $744 thousand or 2.3% from the $32.1 million reported for 1993. Except for a slight increase in salaries and benefits, all areas in 1994 were below 1993 levels.

Total salaries of $11.4 million for 1994 decreased $235 thousand or 2.0% from 1993, with the effect of fewer employees being only partially offset by selective salary increases. A $338 thousand increase in employee benefits was attributable to nearly all areas of employee benefits, including pension, postretirement, profit sharing and health insurance costs.

Occupancy expenses and furniture and equipment expenses for 1994 decreased by 10.3% and 7.9%, respectively from 1993. The decreases were attributable to the closing of four small branches in Vermont in the last two quarters of 1993 and also to general decreases in depreciation expenses.

Other operating expense of $10.9 million in 1994 decreased $419 thousand or 2.3% from $11.3 million in 1993. Included in other operating expense in the 1994 period was a loss of $1.5 million on the sale of OREO, while the 1993 period included a charge of $497 thousand relating to closed branches. The Company experienced a significant decrease in the costs to carry and dispose of OREO and other loan workout expenses, which decreased 56.2% or $865 thousand from 1993 to 1994.



V. INCOME TAXES

The following table sets forth the Company's income tax expense and effective tax rates for the periods presented herein.

INCOME TAXES AND EFFECTIVE RATES
(Dollars in Thousands)                                Years Ended December 31,
                                                       1995      1994      1993
Provision for Income Taxes                           $6,986    $1,131     $ 381
Effective Tax Rate                                     36.0%      9.1%      4.5%

The provisions for income taxes amounted to $7.0 million, $1.1 million and $381 thousand for 1995, 1994 and 1993, respectively.

For all of 1993 and into the fourth quarter of 1994, the provision for income taxes was reduced by a net operating loss carryforward and changes in the valuation allowance for deferred tax assets. Without consideration of the net operating loss carryforward and changes in the valuation allowance, the effective rates for 1995, 1994 and 1993 were 36%, 38% and 37%, respectively. The decrease in the effective rate from 1994 to 1995 reflects the relative increase in the Company's tax exempt loan and securities portfolios.

In 1993 the Company recognized a $1.5 million benefit resulting from the January 1, 1993 adoption of Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes." The benefit was recorded as a cumulative effect of accounting change.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. Under SFAS No. 115, securities held-to-maturity are debt securities which the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in a separate component of shareholders' equity. At December 31, 1995, the Company held no trading securities.

In November 1995, the FASB issued "A Guide to Implementation of
Statement 115 on Accounting for Certain Investments in Debt and
Equity Securities." The Guide allowed a one-time reclassification of held-to-maturity securities before December 31, 1995.
Acting under this provision of the Guide, the Company reclassified
$118.2 million of held-to-maturity securities to available-for-sale in December of 1995. The Company took advantage of this one-time provision as a means to improve liquidity and to gain some flexibility in the management of the Company's interest rate risk. See the following sections D. on liquidity and E. on interest rate risk.


Securities Available-for-Sale:

The following table sets forth the book value of the Company's securities available-for-sale portfolio, at year-end 1995, 1994 and 1993.


SECURITIES AVAILABLE-FOR-SALE
(In Thousands)
                                                              December 31,
                                                        1995      1994      1993
U.S. Treasury and Agency Obligations                $114,502   $49,063   $53,694
State and Municipal Obligations                          338     2,180        --
Mortgage-Backed Securities                            54,651       475        --
Corporate and Other Debt Securities                    7,300        --        --
Mutual Funds and Equity Securities                     1,854     2,150     2,198
  Total                                             $178,645   $53,868   $55,892

Included in mortgage-backed securities were agency mortgage pass-through securities and agency collateralized mortgage obligations. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMO's") separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities guaranteed by federal agencies and tranches of CMO's with the shorter maturities.

Regulatory agencies have devised a high-risk test for mortgage-backed securities. The test evaluates the following: (I) Average Life Test - the product has an average life of less than 10 years;
(II) Average Life Sensitivity Test - an immediate and sustained change in interest rates of 300 basis points will not extend the expected life by more than four years; and (III) Price Sensitivity Test - an immediate and sustained change in interest rates of 300 basis points will not change the price by more than 17%. The Company evaluates each mortgage-backed security at the time of purchase and quarterly thereafter. Although none of the Company's investments have failed to pass the high-risk test subsequent to acquisition, it is the Company's policy to analyze the appropriateness of divesting high-risk securities.

Included in corporate and other debt securities are highly rated corporate bonds.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 1995.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE
(In Thousands)
                                    After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total
U.S. Treasury and
  Agency Obligations             $49,983  $ 64,519    $   --    $   --  $114,502
State and Municipal Obligations      192        64        82        --       338
Mortgage-Backed Securities         3,311    36,562     8,085     6,693    54,651
Corporate and
  Other Debt Securities               --     7,300       ---        --     7,300
Mutual Funds and
  Equity Securities                   --        --        --     1,854     1,854
    Total                        $53,486  $108,445    $8,167    $8,547  $178,645


The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 1995.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)
                                  After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
U.S. Treasury and
  Agency Obligations               5.05%     6.63%       --%       --%     5.93%
State and Municipal Obligations    6.68     10.15      8.78        --      7.85
Mortgage-Backed Securities         8.88      6.42      7.39      6.81      6.76
Corporate and
  Other Debt Securities              --      7.28        --        --      7.28
Mutual Funds and
  Equity Securities                  --        --        --      6.72      6.72
    Total                          5.29      6.60      7.41      6.79      6.25

The yields for debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1995. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

During the last quarter of 1995, the Company recognized net gains of $23 thousand on sales of $4.2 million from the available-for-sale portfolio. The proceeds were used to fund the sale of eight branches of Green Mountain Bank to Mascoma Savings Bank in January 1996.

At December 31, 1995, the weighted average maturity was 2.03 years for debt securities in the available-for-sale portfolio.

During the last quarter of 1994, the Company recognized net losses of $481 thousand on sales of $16.6 million from the available-for-sale portfolio. The proceeds were reinvested in higher yielding securities.

Net securities gains of $26 thousand were recognized in 1993 on sales of $23.9 million from the available-for-sale portfolio.

At December 31, 1995, unrealized gains on securities available-for-sale amounted to $1.2 million, net of tax. Unrealized gains or losses are reflected as a separate component of shareholders' equity. These securities, to a great extent, match fixed rate time deposits of similar maturities. Consequently, the Company did not recognize the gains during 1995.

Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years. Year-end amounts and data in the following tables do not include the securities available-for-sale portfolio discussed previously.

SECURITIES HELD-TO-MATURITY
(In Thousands)
                                                            December 31,
                                                        1995      1994     1993
U.S. Treasury and Agency Obligations                 $   ---  $ 61,390 $ 76,311
State and Municipal Obligations                       13,921    10,409    5,006
Mortgage-Backed Securities                               ---    51,904   43,350
Other Securities                                         ---     6,032    1,165
  Total                                              $13,921  $129,735 $125,832


For information regarding the market value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated
Financial Statements in Part II, Item 8 of this report.


The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 1995.

MATURITIES OF SECURITIES HELD-TO-MATURITY
(In Thousands)
                                             After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total
State and Municipal Obligations   $1,984    $1,591    $5,492    $4,854   $13,921



The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 1995.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)
                                            After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
State and Municipal Obligations   7.48%     8.97%     8.44%     8.58%     8.41%

The yields for debt securities shown in the tables above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1995. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 1995 and 1994, the Company sold no securities from the held-to-maturity portfolio. The weighted-average maturity of the held-to-maturity portfolio is 8.8 years.



II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS AND LEASES
(Dollars In Thousands)
                                                   December 31,
                                      1995             1994                1993
                                 Amount    %      Amount     %      Amount     %
Commercial, Financial
  and Agricultural             $ 79,993    15    $ 74,455    15    $ 82,317    16
Real Estate - Commercial         71,622    14      81,704    16      95,981    19
Real Estate - Construction        2,051     1       5,136     1       8,702     2
Real Estate - Residential       238,298    46     230,943    45     221,066    44
Installment Loans to
  Individuals                   125,762    24     115,291   23      94,656    19
Lease Financing Receivables          61    --          24   --          62    --

Total Loans and Leases          517,787   100     507,553  100     502,784   100
Allowance for Loan Losses       (12,106)          (12,338)         (16,078)


Total Loans and Leases, Net    $505,681          $495,215         $486,706



DISTRIBUTION OF LOANS AND LEASES
(Dollars In Thousands)
                                           December 31,
                                      1992              1991
                                 Amount     %       Amount     %
Commercial, Financial
  and Agricultural             $ 85,428    17     $ 97,237    18
Real Estate - Commercial        110,702    22      134,379    25
Real Estate - Construction       12,167     2       24,290     4
Real Estate - Residential       198,165    40      200,112    37
Installment Loans to
  Individuals                    86,323    19       91,224    16
Lease Financing Receivables         131    --          177    --

Total Loans and Leases          492,916   100      547,419   100
Allowance for Loan Losses       (17,328)           (20,387)

Total Loans and Leases, Net    $475,588           $527,032



During 1995 and 1994, the Company concentrated its lending efforts in the area of residential real estate loans and installment loans to individuals (primarily automobile loans). Since 1990, the Company has de-emphasized commercial, commercial real estate and construction and land development loans. Consequently, balances for these three classifications continued to decrease, while the overall portfolio increased $10.2 million, or 2.0%, from 1994 to 1995 and $4.8 million or 1.0% from 1993 to 1994.

Within the installment loan portfolio, the Company has focused on growth in its indirect lending program. Indirect loans are loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. At year-end 1992, indirect loans amounted to $42.1 million or 49% of installment loans. By December 31, 1995, indirect loans amounted to $91.0 million, or 72% of installment loans.

The following table indicates the changing mix in the loan portfolio by presenting the quarterly average balance for the Company's significant loan products for the past five quarters. In addition, the table presents the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)
                                       Quarter Ending the Last Day of
                                Dec 1995  Sep 1995  Jun 1995  Mar 1995  Dec 1994
Commercial and
 Commercial Real Estate         $160,348  $160,268  $166,378  $168,386  $166,528
Residential Real Estate          176,481   175,462   174,927   174,947   176,120
Home Equity                       45,993    45,292    44,539    43,282    42,023
Indirect Consumer Loans           89,721    86,799    83,289    80,279    76,827
Direct Consumer Loans             33,529    36,534    35,964    34,091    34,233
Credit Card Loans                  9,425     9,349     8,815     8,902     8,939
Total Loans                     $515,497  $513,704  $513,912  $509,887  $504,670

Percentage of Total
  Quarterly Average Loans

Commercial and
 Commercial Real Estate            31.1%     31.2%     32.4%     33.0%     33.0%
Residential Real Estate            34.2      34.2      34.0      34.3      34.9
Home Equity                         8.9       8.8       8.7       8.5       8.3
Indirect Consumer Loans            17.5      16.9      16.2      15.6      15.2
Direct Consumer Loans               6.6       7.1       7.0       7.8       6.8
Credit Card Loans                   1.8       1.8       1.7       1.7       1.8
Total Loans                       100.0%    100.0%    100.0%    100.0%    100.0%

Quarterly Taxable
   Equivalent Yield on Loans

Commercial and
 Commercial Real Estate            10.21%    10.30%    10.35%    10.29%    9.87%
Residential Real Estate             8.42      8.38      8.35      8.22     7.90
Home Equity                         9.44      9.59      9.67      9.38     8.80
Indirect Consumer Loans             8.47      8.42      8.27      8.08     7.98
Direct Consumer Loans               9.88      9.91      9.93      9.96     9.81
Credit Card Loans                  15.62     13.91     14.66     12.36    12.27
Total Loans                         9.31      9.35      9.37      9.32     8.85


During 1995, the Company received certain payments on restructured loans that had not been factored into the effective rate on those loans. The payments, which were recorded as interest income, have not been included in the yields in the table above. While the yields on the consumer portfolios are less than on the commercial portfolios, the Company has historically experienced fewer loan losses in consumer loans than commercial loans.

During 1993, the loan portfolio increased $9.9 million, or 2.0%, from the prior year-end balance. The balances in all categories of commercial loans, including commercial real estate and construction and land development loans, decreased during the year, while balances of loans to consumers and residential real estate loans increased during the year.

During 1992, the loan portfolio decreased $54.5 million or 10.0%. In part, this reflected the Company's exercise of prudent lending standards as well as a decision to reduce total assets and improve capital ratios. During this period, the various loan categories maintained the same relative proportions, vis-a-vis one another.

During 1991, certain commercial loans were reclassified as commercial real estate loans on a prospective basis. Had the reclassification been made on a retroactive basis, the balances of commercial, financial and agricultural loan balances and real estate - commercial loan balances as a percent of total loans and leases for 1990 would have approximated the respective proportions of these categories in 1991. The 1991 decrease in real estate - construction loans was due to loan charge-offs and transfers to OREO. The decrease in 1991 of installment loans to individuals came as a result of a slow-down in consumer credit demand, particularly automobile financing.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 1995. Scheduled repayments are reported in the maturity category, based upon the contractual terms, in which the payment is due. Demand loans and overdrafts are reported as due in one year or less.

MATURITY AND REPRICING OF COMMERCIAL LOANS
(In Thousands)
                                                      After 1     After
                                            Within But Within      Five
                                            1 Year    5 Years     Years     Total
Commercial, Financial and Agricultural     $54,822    $7,534   $17,637   $79,993
Real Estate - Construction                   1,070       ---       981     2,051
  Total                                    $55,892    $7,534   $18,618   $82,044

Fixed Interest Rates                       $ 5,841    $1,596   $18,618   $26,055
Variable Interest Rates                     50,051     5,938       ---    55,989
  Total                                    $55,892    $7,534   $18,618   $82,044



COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the accompanying financial statements. As of December 31, 1995, the total contingent liability for standby letters of credit amounted to $3.4 million. In addition to these instruments, the Banks have issued lines of credit to customers, including home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction and other personal and commercial lines of credit. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 1995, the Banks had outstanding loan commitments in the aggregate amount of approximately $75.9 million.


b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 1995.

Loans and leases past due 90 days or more and still accruing interest, as identified in the table below, are those loans and leases which were contractually past due 90 days or more but because of expected repayments were still accruing interest.

For years prior to 1995, loans were classified as "restructured" in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

On January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all loans restructured subsequent to adoption. Reserves for possible losses for the remaining smaller-balance loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

Loans accounted for under SFAS No. 114 may be reported as either nonaccrual, restructured or performing. Those loans recognizing interest income on a cash or cost recovery basis are reported as nonaccrual. Loans restructured under SFAS No. 15 are reported as restructured if the loan is in compliance with the modified terms. Under SFAS No. 15, as amended, loans bearing a market rate and in compliance with modified terms are not subject to the disclosure requirements of SFAS No. 114 in years subsequent to restructure, and thus would be included in performing loans. At December 31, 1995, $2.1 million of nonaccrual loans were accounted for under SFAS No.
114. There were no performing loans at December 31, 1995 for which the provisions of SFAS No. 114 were first applied in 1995.

The Company's nonaccrual, past due and restructured loans and leases were as follows:

SCHEDULE OF NONPERFORMING LOANS
(Dollars In Thousands)
                                                       December 31,

                                          1995     1994     1993     1992     1991
Nonaccrual Loans:
Construction and Land Development       $  104   $  327  $ 2,534  $ 6,149  $13,163
Commercial Real Estate                   1,299    1,050    2,649    7,986    9,133
Commercial Loans                         1,979    1,017    2,596    4,168    7,393
Other                                      862    1,224    2,082    3,171    3,764
  Total Nonaccrual Loans                 4,244    3,618    9,861   21,474   33,453

Loans Past Due 90 Days or More
 and Still Accruing Interest               111      231      364    1,486      329
Restructured Loans in Compliance
  with Modified Terms                      ---      580    2,405    1,161    3,963
Total Nonperforming Loans               $4,355   $4,429  $12,630  $24,121  $37,745

Total Nonperforming Loans
  as a Percentage of Total Loans           .84%    .87%    2.51%    4.89%    6.90%



Nonperforming loans amounted to $4.4 million at December 31, 1995, $74 thousand below the balance at year-end 1994. The increase in nonaccrual commercial loans from 1994 to 1995 is primarily attributable to the aggregate borrowing of one commercial borrower, which was placed on nonaccrual status during 1995. Otherwise, nonaccrual loans at December 31, 1995 would have decreased from the prior year-end balance. Loans reported as restructured and in compliance with modified terms at December 31, 1994 were classified as performing in 1995.

During 1995, income recognized on year-end balances of nonaccrual loans was $116 thousand. Income that would have been recognized during that period on nonaccrual loans if such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $435 thousand.

Nonperforming loans amounted to $4.4 million at December 31, 1994, a decrease of $8.2 million or 64.9% from the prior year-end. Of the $12.6 million in nonperforming loans at December 31, 1993, $2.5 million was transferred to OREO, $2.4 million of loans restructured in 1993 was returned to performing status in accordance with SFAS No. 15, and another $3.5 million was charged against the allowance for loan losses. The small remaining difference represents the improvement in nonaccrual loans, net of loans newly classified as nonperforming.

Nonperforming loans decreased $11.5 million or 47.6% during 1993. During the year $7.8 million of nonaccrual loans and leases was acquired through foreclosure and transferred to OREO. Much of the $3.1 million of loan charge-offs during the year was also attributable to prior year-end nonaccrual loans. The remaining difference represented a net improvement in the amount of nonaccrual loans and included the return to performing status of certain nonaccrual loans. The balance of $2.4 million of restructured loans in compliance with modified terms as of December 31, 1993 represented three commercial loans restructured during the year.


POTENTIAL PROBLEM LOANS

While levels of nonperforming loans and delinquency trends have fallen since 1991, the Company expects that there will be continued exposure in the commercial real estate portfolio in forthcoming periods and until the regional economy shows substantial strengthening.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the previous section of this report. For a further discussion, see Note 21 to the Consolidated Financial
Statements in Part II, Item 8 of this report.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of real property acquired in foreclosure. OREO is carried at the lower of fair value less estimated cost to sell or cost in accordance with Statement of Position (SOP) 92-3 "Accounting for Foreclosed Assets." Also, in compliance with SOP 92-3, the Company's subsidiary banks have established allowances for OREO losses. The allowances are established and monitored on a property by property basis and reflect management's ongoing estimate of the difference between the property's carrying amount and cost, when the carrying amount is less than cost. For all periods, all OREO was held for sale.

DISTRIBUTION OF OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)
                                                     December 31,
                                          1995     1994     1993    1992    1991
Single Family 1 - 4 Units               $   82   $1,073   $1,189  $  892  $  910
Commercial Real Estate                   2,328    2,128    3,418   1,536   3,476
Construction & Land Development                     ---      195   2,899   3,120
1,759
Other Real Estate Owned, Net            $2,410   $3,396   $7,506  $5,548  $6,145


The following table summarizes changes in the net carrying amount of other real estate owned at December 31,:

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)
                                        1995    1994     1993     1992     1991
Balance at Beginning of Year         $ 3,396 $ 7,506  $ 5,548  $ 6,145  $ 2,552
Properties Acquired                      642   2,493    7,804    6,446    7,498
Provision for Estimated Losses          (161)   (398)    (638)  (1,160)    (612)
Sale of Properties                    (1,467) (6,205)  (5,208)  (5,883)  (3,293)
Balance at End of Year               $ 2,410 $ 3,396  $ 7,506  $ 5,548  $ 6,145


The following summarizes the changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES
(In Thousands)
                                               1995      1994     1993     1992
Balance at Beginning of Year                  $ 369   $ 1,150   $1,120   $   --
Additions                                       161       398      638    1,160
Charge-Offs                                    (160)   (1,179)    (608)     (40)
Balance at End of Year                        $ 370   $   369   $1,150   $1,120


During 1995, the Company acquired $642 thousand of OREO through foreclosure. The Company recognized losses of $48 thousand on the sale of OREO properties carried on the books at $1.5 million.

During 1994, the Company acquired $2.5 million of OREO through foreclosure. The Company recognized losses of $1.4 million on the sale of OREO properties carried on the books at $6.2 million. Approximately 65% of the sales took place at an auction of OREO properties held during the second quarter of 1994.

During 1993, the Company acquired $7.8 million in OREO through foreclosure, of which $3.6 million was formerly classified as in-substance foreclosed property. The $2.0 million increase in OREO during 1993 was primarily attributable to commercial real estate properties, whereas construction and land development properties held in OREO decreased $221 thousand during 1993. For the year, the Company recognized net gains of $366 thousand on the sale of $5.2 million of OREO properties. These net gains partially offset the $638 thousand provision for estimated OREO losses taken during the year.

During 1992, the Company acquired an additional $6.4 million in OREO through foreclosure. The provision for estimated OREO losses of $1.2 million in 1992 reflects the SOP 92-3 adjustment for estimated selling costs as well as adjustments for declines in fair value.
The Company disposed of $5.9 million through sales of OREO properties, upon which the Company recognized net gains of $257 thousand.

During 1991, the Company acquired over $7.5 million in OREO through foreclosure. The primary OREO acquisitions were in the area of construction and land development loans. During 1991, the Company recognized $25 thousand in net gains on sales of $3.3 million of OREO properties.


III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio. All significant loans (primarily commercial and commercial real estate) and leases are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. The boards of directors of the Company's individual subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs. Additionally, regulatory examiners perform periodic examinations of the banks' loan and lease portfolios and report on these examinations to the boards of directors.

Provisions for loan losses are determined by the managements of the subsidiary banks, in consultation with the Company's management, and are based upon an overall evaluation of the appropriate levels of the allowances for loan losses. Factors incorporated in such determination include the existing risk characteristics of the portfolio, prevailing national and local economic conditions, historical loss experience and expected performance within a range of anticipated future economic conditions. The Company's management believes that the banks' allowances for loan losses are adequate to absorb reasonably foreseeable loan losses.

The table in Part II, Item 7.B.II. "Provision for Loan Losses and
Allowance for Loan Losses" presents a summary of the activity in the Company's allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan losses is a general allowance applicable to estimated future losses. For internal operating purposes, the allowance is not allocated among loan categories.

In the following table, the allowance has been distributed for purposes of complying with disclosure requirements of the Securities and Exchange Commission. However, this allocation should not be interpreted as a projection of (I) likely sources of future losses,
(II) likely proportional distribution of future losses among loan categories or (III) likely amounts of future losses. Since management regards the allowance as a general balance and has assigned an unallocated value to the schedule, the amounts presented do not represent the total balance available to absorb future losses that might occur within the principal categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.


ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in Thousands)
                                    1995      1994      1993      1992      1991
Commercial, Financial
  and Agricultural               $ 2,913   $ 2,329   $ 3,908   $ 5,518   $ 4,596
Real Estate-Commercial             1,755     1,841     3,324     3,626     4,558
Real Estate-Construction             305     1,994     2,027     2,525     6,917
Real Estate-Residential
   Mortgage                        1,616     2,098     1,893     1,803     1,268
Installment Loans to
  Individuals                      2,365     1,363     2,032     1,770     1,343
Lease Financing Receivables           --        --        --        15         7
Unallocated                        3,152     2,713     2,894     2,071     1,698
Total Loans and Leases           $12,106   $12,338   $16,078   $17,328   $20,387

PERCENT OF LOANS IN EACH
   CATEGORY TO TOTAL LOANS


Commercial, Financial
  and Agricultural                   15%       15%       16%       17%       18%
Real Estate-Commercial               14        16        19        22        25
Real Estate-Construction              1         1         2         2         4
Real Estate-Residential
  Mortgage                           46        45        44        40        37
Installment Loans to
  Individuals                        24        23        19        19        16
Lease Financing Receivables          --        --        --        --        --
Total Loans and Leases              100%      100%      100%      100%      100%


At December 31, 1995, the allocated reserve for each indicated classification of loans exceeded 100% of the dollar amount of loans in such classification that were then reported as nonperforming.


IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
Years Ended December 31,
(Dollars In Thousands)
                                    1995             1994              1993
                                 Average          Average          Average
                                 Balance  Rate    Balance  Rate    Balance      Rate
Demand Deposits                 $ 88,961    --%  $ 87,715    --%  $ 83,971        --%
N.O.W./Super N.O.W.              139,879  2.84    129,999  1.92    127,163      2.25
Savings/M.M.D.A.                 201,932  3.06    260,336  2.79    259,519      3.00
Time Certificates
 of $100,000 or More              67,029  5.61     26,980  4.30     15,077      4.70
Other Time Deposits              185,166  5.34    160,035  4.03    172,422      4.31
Total Deposits                  $682,967  3.49   $665,065  2.61   $658,152      2.86

During the last half of 1994 and into the first part of 1995, rates on deposit accounts increased, mirroring, although with some time lag, the rise in the prime rate that took place over this period.

Changing interest rates also have an impact on the mix of deposits within the deposit portfolio for the Company, as well as financial institutions in general. Beginning in the late 1980's until the middle of 1992, rates declined in small but steady increments, and then remained stable for the next two years. During that period, as the price differential between time deposits and short-term interest-bearing deposits narrowed, depositors transferred a significant portion of maturing time deposits to savings, N.O.W. and money market accounts, and some funds left the Company entirely for competing investment products not offered by financial institutions.

During the recent period of rising interest rates, the Company experienced a shift in the mix of deposits from short-term back to time deposits. As interest rates leveled-off and even fell during the latter part of 1995, the increase in the percentage of time deposits to total deposits also stabilized. For the third and fourth quarters of 1995, time deposits averaged 27% of total deposits.



V. TIME CERTIFICATES OF $100,000 OR MORE

The maturities of time certificates of $100,000 or more at December 31, 1995 are presented below. (In Thousands)

Maturing in:     Under 3   3 to 6  6 to 12  Over 12
                  Months   Months   Months   Months   Total
                 $34,287  $14,438   $5,566   $3,266 $57,557


D. LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. These "core" balances consist of demand deposits, savings, N.O.W. and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Core deposits represented a substantial proportion of the Company's total assets. At year-end 1995, core deposits represented more than 80% of the Company's total assets and stockholders' equity contributed 8.5% as a source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 9.2% of total assets at December 31, 1995.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During 1995, average federal funds sold amounted to $22.6 million and average federal funds purchased amounted to $480 thousand.

On December 31, 1993, the Company, upon adoption of SFAS No. 115, segregated its investment portfolio into securities available-for -sale and those held-to-maturity. In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Guide allowed a one-time reclassification of held-to-maturity securities before December 31, 1995. Acting under those provisions, in December 1995 the Company reclassified $118.2 million of held-to -maturity securities into its available-for-sale portfolio.

Apart from federal funds, securities available-for-sale represent the Company's primary source of liquidity. This liquidity arises both from an ability to quickly sell the securities, as well as from the ability to use the securities as collateral for borrowing.
After completion of the Company's sale of eight branches of Green Mountain Bank to Mascoma Savings Bank on January 15, 1996, the Company had $173.4 million of securities in its available-for-sale portfolio.

Other sources of funds include term federal funds arrangements with correspondent banks and a borrowing arrangement with the Federal
Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.

E. INTEREST RATE RISK


While managing liquidity, the Company must monitor and control interest rate risk. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-backed assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. While many of the Company's loan products are indexed to independent rates, such as prime or treasury notes, the rates on most deposit products are set by management pricing committees.

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristic of each individual interest-bearing asset and liability under a variety of interest rate projections. The Company obtains interest rate projections from a third party provider of economic data. These projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. As a base, the Company projects net interest income for the ensuing twelve months for the most likely projection and for a no-change scenario. Exposure to rising or falling rates are calculated to cover a high distribution of the perceived probable interest rate scenarios. At December 31, 1995, the Company expected interest rates to fall early in 1996 and then again later in the year.

For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates. At December 31, 1995, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk..

The Company is able to reduce interest rate risk by adjusting the mix of loan products as well as the balance of fixed and variable rate products within the various loan categories. To a lesser extent, the Company manages interest rate risk through selection of investments for the securities portfolios. The Company does not, and in the foreseeable future, will not use derivative financial instruments to manage interest rate risk.

The Company prepares an interest rate gap analysis to identify the repricing pattern of interest-bearing assets and liabilities. The interest rate sensitive gap is the difference between interest rate sensitive assets and interest rate sensitive liabilities. The interest rate sensitive gap ratio is the ratio of interest rate sensitive assets to interest rate sensitive liabilities. When the interest rate sensitive gap ratio exceeds the balanced position of 1.0, the Company is susceptible to falling interest rates over the time horizon indicated, as assets may reprice downward more rapidly than liabilities. Conversely, the Company is susceptible to rising rates when the gap ratio for a particular time horizon falls below the balanced position of 1.0.

While the static gap analysis will reveal mismatches in the repricing patterns of assets and liabilities, the dynamic modeling of projected net interest income, as described above, provides a much more reliable tool for assessing the Company's net interest income exposure to changes in interest rates.

The following table "Interest Rate Sensitive Gap Analysis" presents the Company's interest rate sensitive position at December 31, 1995. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms except for certain deposit balances without specific maturities. These deposit balances have been allocated to various time horizons to reflect the fact that these deposits do not reprice to the full extent of prime rate changes, and tend to lag behind changes to the prime rate. Certain other assets and liabilities lacking specific maturities are classified in the "Over Five Years" category. Nonaccrual loans are excluded. Securities available-for-sale are presented at amortized cost.

Various assets and liabilities that reprice before maturity demonstrate different repricing patterns. Nearly three-fourths of the Company's commercial loans are prime based, and consequently, reprice immediately, or in some cases monthly, upon changes in the prime rate. The greater portion of variable rate residential real estate loans reprice annually and are often tied to an average short-term treasury rate, with the repricing date lagging behind changes in the indexed rate. Rates on credit card lines are largely variable at management's discretion and in general reprice more slowly than prime based loans.

The cumulative gap ratio at December 31, 1995 was 1.06 and 1.21 for the ensuing six month and twelve month repricing periods, respectively. These ratios are within the range of ratios the Company seeks to maintain, although the twelve month ratio is at the upper threshold of the established range. Since the Company has more interest-bearing assets than liabilities, the twelve month ratio of 1.21 should be considered vis-a-vis the total ratio of 1.20, which is what the ratio would have been for each period if all interest-bearing assets and liabilities were spread evenly throughout the time periods.

Nearly all of the Company's time deposits are fixed rate, and therefore, reprice upon maturity. Money market deposit accounts are immediately repriceable and often fluctuate with the frequency of prime rate changes, but rarely to the magnitude of changes in the prime rate. N.O.W. accounts are also subject to immediate rate changes, but again, rates tend to move more slowly than prime rate changes and to a smaller degree. Savings accounts, which remained stable for an extended period of time after deregulation, have been the least sensitive of deposit balances to interest rate changes.

In response to the FDIC Improvement Act of 1991, regulators have proposed an interest rate risk analysis that distributes savings, N.O.W. and money market accounts among the earlier repricing periods. Such a distribution of the Company's savings, N.O.W. and money market accounts could have a material impact on the Company's gap analysis at year-end 1995 if distribution of these deposits are limited to the first three repricing periods, as presented in the table below.

INTEREST RATE SENSITIVE GAP ANALYSIS
(Dollars In Thousands)
                                Within      Three    Six to  One to      Over
                                 Three     to Six    Twelve    Five      Five
                                 Months    Months    Months   Years     Years    Total
Earning Assets:
Securities Held-to-Maturity:
  State and Municipal
   Obligations                 $    843  $    350  $    961 $  1,598  $ 10,169  $ 13,921
Securities Available-for-Sale:
  U.S. Treasury and Agency
    Obligations                  13,998     8,000    30,014   61,237        --   113,249
  State and Municipal
    Obligations                     163       172         2        1        --       338
  Mortgage-Backed Securities      1,555       787     4,084   42,626     5,237    54,289
 Corporate Bonds                     --        --        --    3,016     4,008     7,024
 Equity Securities                   --        --        --       --     1,798     1,798
Federal Funds Sold               35,100        --        --       --        --    35,100
Loans and Leases,
  Net of Unearned
  Income & Nonaccrual Loans     168,762    29,126    73,898  156,227    85,530   513,543
    Total Interest Rate
      Sensitive Assets          220,421    38,435   108,959  264,705   106,742   739,262

Interest Paying Liabilities:
Regular Savings Accounts         22,484      ---        ---  111,038        --   133,522
N.O.W. Accounts                  38,560      ---        ---  124,861        --   163,421
Money Market Deposit Accounts    13,634      ---        ---   41,725        --    55,359
Time Deposits of
  $100,000 or More               34,287   14,438      5,566    3,266        --    57,557
Other Time Deposits              59,615   46,043     52,979   31,244       ---   189,881
Short-Term Borrowings            15,297       --         --      ---        --    15,297
Long-Term Debt                       --       --        ---      ---        --       ---
  Total Interest Rate
    Sensitive Liabilities       183,877   60,481     58,545  312,134       ---   615,037

Interest Rate Sensitive Gap    $ 36,544 $(22,046)  $ 50,414 $(47,429) $106,742  $124,225
Cumulative Interest Rate
  Sensitive Gap                $ 36,544 $ 14,498   $ 64,912 $ 17,483  $124,225
Interest Rate Sensitive
  Gap Ratio                        1.20      .64       1.86      .85        --      1.20
Cumulative Interest Rate
  Sensitive Gap Ratio              1.20     1.06       1.21     1.03      1.20       N/A


F. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $67.5 million at December 31, 1995, as compared to $58.4 million at December 31, 1994. The increase was primarily attributable to retained earnings.

During 1995, in accordance with a program previously approved by the board of directors, the Company repurchased at market prices 110,687 shares of common stock, at an aggregate purchase price of $1.9 million. At year-end the total treasury stock was 309,833 shares with a cost basis of $4.2 million. On February 27, 1996, the Company announced that the board of directors had approved an expanded stock repurchase program. Under the program, the Company's management is authorized to repurchase from time to time during the next two years, at its discretion, up to $10 million of the Company's outstanding common stock in the open market or privately negotiated transactions. Based upon the average of the closing bid and asked prices for the Company's common stock as reported by NASDAQ on March 4, 1996, completion of this repurchase program would represent over 512,000 shares, or 9.3% of the total number of shares then outstanding.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. The Company's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and compliance with all regulatory standards.

Under regulatory capital guidelines, the Company and the subsidiary banks are required to satisfy certain risk-based capital measures. The minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity less intangible assets. Total capital includes a portion of the allowance for loan losses.

In addition to the risk-based capital measures, the federal bank regulatory agencies require banks and bank holding companies to satisfy another capital guideline, the Tier 1 leverage ratio (Tier 1 capital to total assets less goodwill). The minimum Tier 1 leverage ratio is 3.0% for the most highly rated institutions. The guidelines provide that other institutions should maintain a Tier 1 leverage ratio that is at least 1.0% to 2.0% higher than the 3.0% minimum level for top-rated institutions.


The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 1995:

Risk-Based Capital Ratios:
                                            Arrow      GFNB       GMB       SNB
    Tier 1                                  13.48%    13.71%    14.93%    11.90%
    Total Capital                           14.75     14.96     16.22     13.15
Tier 1 Leverage Ratio                        8.09      7.61      9.73      8.42


At December 31, 1995, all subsidiary banks and the Company exceeded the minimum capital ratios established by these guidelines, as well as the "well-capitalized" thresholds set by federal bank regulatory agencies pursuant to FDICIA (see the disclosure under "Legislative Developments" in Part I, Item 1.F. of this report). After the January 15, 1996 sale of Green Mountain Bank branches to Mascoma Savings Bank, the Company's consolidated Tier 1 leverage ratio increased to 9.91% from 8.09% at December 31, 1995.

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1995, only the Company's principal bank subsidiary, the Glens Falls National Bank and Trust Company ("GFNB") was in a position to pay any material amount of dividends without prior regulatory approval. At that time, the maximum amount that could have been paid by GFNB to the Company was approximately $8.7 million. Payments of dividends by Green Mountain Bank ("GMB") to the Company were restricted during 1995 as a matter of law by the negative undivided profits account of GMB, despite the very high capital ratios maintained by GMB (which became even higher after the sale by GMB of eight branches to Mascoma Savings Bank on January 15, 1996). In 1995, however, with regulatory approval, GMB did repurchase a portion of its common stock from its holding company, Arrow Vermont Corporation, for $3.15 million, thereby achieving the equivalent of a dividend.

See Part II, Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.


G. FOURTH QUARTER RESULTS


The Company reported earnings of $2.6 million for the fourth quarter of 1995, an increase of $256 thousand or 10.9% from the fourth quarter of 1994. During the 1991 - 1994 period, the provision for income taxes was reduced to low levels because of the availability of a significant net operating loss carryforward. During the fourth quarter of 1994 the net operating loss carryforward was fully utilized. As a result, for the fourth quarter of 1994 the provision for income taxes was reduced by $415 thousand, while income for the 1995 quarter was fully tax effected.

Net interest income of $9.3 million in 1995 increased $290 thousand or 3.2% from the fourth quarter of 1994. The increase was primarily attributable to an increase in average earning assets. Average earning assets amounted to $747.7 million and $699.1 million for the fourth quarter of 1995 and 1994, respectively.

Noninterest income of $2.3 million in the fourth quarter of 1995 increased $595 thousand from the respective period in 1994. The increase was primarily attributable to net securities losses of $471 thousand in the fourth quarter of 1994, while the Company recognized $23 thousand of net securities gains in the fourth quarter of 1995. Noninterest expenses decreased $453 thousand or 6.1% in the same comparative time frame. As discussed above in the year-to-year analysis, the decrease in noninterest expense between the quarterly periods was primarily attributable to lower FDIC insurance premiums and decreased expenses for salaries, offset only partially by increases in legal and professional fees.

              SELECTED FOURTH QUARTER FINANCIAL INFORMATION
                         (Dollars In Thousands)
                                                           For the Quarter Ended
                                                               December 31,
                                                               1995        1994
Interest Income                                             $15,846     $13,813
Interest Expense                                              6,577       4,834
Net Interest Income                                           9,269       8,979
Provision for Loan Losses                                       530          67
Net Interest Income after Provision for Loan Losses           8,739       8,912
Other Income                                                  2,342       1,747
Other Expense                                                 7,009       7,462
Income Before Income Taxes                                    4,072       3,197
Provision for  Income Taxes                                   1,462         843
Net Income                                                  $ 2,610     $ 2,354

Weighted Average Number of Shares and
   Equivalents Outstanding
Primary                                                       5,672       5,750
Fully Diluted                                                 5,677       6,079

Primary Earnings Per Share                                  $   .46     $   .41
Fully Diluted Earnings Per Share                                .46         .40

SELECTED RATIOS:

Return on Average Assets                                       1.30%       1.25%
Return on Average Equity                                      15.58%      16.44%

Per share amounts have been adjusted for the 1995 four percent stock dividend.

Item 8:  Financial Statements and Supplementary Data

The following audited financial statements and supplementary data are incorporated herein by reference to the Company's Annual Report to Shareholders for December 31, 1995, which financial statements and supplementary data are also filed as Exhibit 13 to this report:


Independent Auditors' Report

Financial Statements:

  Consolidated Balance Sheets as of
    December 31, 1995 and 1994

  Consolidated Statements of Income for the Years Ended
    December 31, 1995, 1994 and 1993

  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1995, 1994 and 1993

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

  Quarterly Financial Data for the Years Ended December 31, 1995
and 1994



Item 9:   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure. - None.

                      PART III

Item 10:  Directors and Executive Officers of the Registrant

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference. Required information regarding the Company's Executive Officers is contained in Part I, Item 1.E., "Executive Officers of the Registrant."

Item 11:  Executive Compensation

Item 1, "Election of Directors and Information with Respect to
Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and
Management

Item 1, "Election of Directors and Information with Respect to
Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.

Item 13:  Certain Relationships and Related Transactions

Item 1, "Election of Directors and Information with Respect to
Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.


                       PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

A)   Documents filed as part of this report:

I    Financial Statements:

     The following financial statements, the notes thereto, and the independent auditors' reports thereon are filed as part of this report. See the index to such financial statements in
     Part II, Item 8 of this report.

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1995 and
             1994
          Consolidated Statements of Income for the Years Ended
             December 31, 1995, 1994 and 1993
          Consolidated Statements of Changes in Shareholders'
             Equity for the Years Ended December 31, 1995,
             1994 and 1993
          Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1995, 1994 and 1993
          Notes to Consolidated Financial Statements

II   Schedules:

     All schedules are omitted since the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

III. Exhibits:

     The following exhibits are incorporated by reference herein.

Exhibit
Number                               Exhibit

2.1 Purchase and Assumption Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and Mascoma Savings Bank, dated June 1, 1995 incorporated herein by reference to Form 8-K dated June 1, 1995 filed as exhibit 2.1.

2.2  Supplement to Purchase and Assumption Agreement among Arrow
     Financial Corporation, Arrow Vermont Corporation, Green
     Mountain Bank and Mascoma Savings Bank, dated January 12, 1996 incorporated herein by reference to Form 8-K dated January 15, 1996 filed as exhibit 2.2.

2.3 Purchase and Assumption Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated February 26, 1996 incorporated herein by reference to Form 8-K dated February 26, 1995 filed as exhibit 2.1.

2.4  Service Purchasing Agreement among Arrow Financial
     Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated February 26, 1996 incorporated herein by reference to Form 8-K dated February 26, 1995 filed as exhibit 2.2.

2.5 Stock Purchase Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and Vermont National Bank, dated February 27, 1996 incorporated herein by reference to Form 8-K dated February 26, 1995 filed as exhibit 2.3.

3.(i) Certificate of Incorporation of the Registrant, as amended, incorporated by reference herein from Registrant's Annual Report for the year ended December 31, 1990 filed on Form 10-K.

4.1 Indenture and Form of Debenture, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; effective December 16, 1986).

4.2 Equity Contract Agency Agreement and Form of Equity Contract, incorporated herein by reference from Registrant's 1933 Act
     Registration Statement on Form S-2 (file number 33-10109;
     effective December 16, 1986).

10.1 1985 Incentive Stock Option Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act
     Registration Statement on Form S-8 (file number 2-98736; filed on July 1, 1985).*

10.2 1985 Non-Qualified Stock Option Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act
     Registration Statement on Form S-8 (file number 2-98735; filed July 1, 1985).*

10.3 Executive Incentive Plan of Glens Falls National Bank and
     Trust Company, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed December 16, 1986).*

10.4 Employment Agreement between the Registrant and Michael F.
     Massiano dated December 31, 1990, incorporated by reference herein from Registrant's Annual Report for the year ended
     December 31, 1990 filed on Form 10-K.*

10.5 Employment Agreement between the Registrant and John J. Murphy dated December 31, 1990, incorporated by reference herein from Registrant's Annual Reports for the years ended December 31,
     1990 and 1992 filed on Form 10-K.*

10.6 Employment Agreement between the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas
     L. Hoy dated December 31, 1990, incorporated by reference herein from Registrant's Annual Reports for the years ended December 31, 1990 and 1992 filed on Form 10-K.*


10.7 Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated by reference herein from Registrant's Annual Report for December 31, 1992 on Form 10-K.*

10.8 Long Term Incentive Plan of the Registrant, incorporated by reference herein from Registrant's 1933 Act Registration Statement on Form S-8 (File number 33-66192; filed July 19,
          1993).*

10.9 Directors Deferred Compensation Plan of Registrant, incorporated by reference herein from Registrant's Annual Report for December 31, 1993 filed on Form 10-K.*

10.10 Senior Officers Deferred Compensation Plan of the Registrant, incorporated by reference herein from Registrant's Annual Report for December 31, 1993 filed on Form 10-K.*

     * Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit
Number                 Exhibit

3.(ii) By-Laws of the Registrant

10.11  Automatic Dividend Reinvestment Plan of the Registrant

11     Computation of Earnings per Share

13     Annual Report to Shareholders

21     Subsidiaries of the Company

23     Consent of Independent Certified Public Accountants

27     Financial Data Schedule (submitted with electronic filing
        only)


(B) No reports on Form 8-K have been filed for the 3 months ended December 31, 1995.


                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             ARROW FINANCIAL CORPORATION

Date: March 27, 1996        By: /s/ Michael F. Massiano
                            Michael F. Massiano
                            Chairman and President
                            (Chief Executive Officer)

Date: March 27, 1996        By: /s/ John J. Murphy
                            John J. Murphy
                            Executive Vice President,
                            Treasurer and
                            Chief Financial Officer
                            (Principal Financial and
                             Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1996 by the following persons in the capacities indicated.


 /s/ Richard J. Bartlett       /s/ David L. Moynehan
Richard J. Bartlett           David L. Moynehan
Director                      Director

 /s/ Michael B. Clark
Michael B. Clark              Doris E. Ornstein
Director                      Director

 /s/ George C. Frost
George C. Frost               Edward C. Pike
Director                      Director

 /s/ Herbert A. Heineman, Jr.  /s/ Daniel L. Robertson
Herbert A. Heineman, Jr.      Daniel L. Robertson
Director                      Director

 /s/ Kenneth C. Hopper, M.D.   /s/ Preston Leete Smith
Kenneth C. Hopper, M.D.       Preston Leete Smith
Director                      Director

 /s/ Edward F. Huntington
Edward F. Huntington          Thomas C. Webb
Director                      Director

 /s/ David G. Kruczlnicki      /s/ Michael F. Massiano
David G. Kruczlnicki          Michael F. Massiano
Director                      Director & Chairman


                    EXHIBIT INDEX

Exhibit
Number                 Exhibit

3.(ii)    By-Laws of the Registrant

10.11     Automatic Dividend Reinvestment Plan of the Registrant

11        Computation of Earnings per Share

13        Annual Report to Shareholders

21        Subsidiaries of the Company

23        Consent of Independent Certified Public Accountants

27        Financial Data Schedule (submitted with electronic
            filing only)