Form 10-Q
period 1996-03-31
ARROW FINANCIAL CORP
filed 1996-05-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.

                                 FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



                   For the Quarter Ended March 31, 1996



          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 0-12507


                        ARROW FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

          New York                           22-2448962
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 Number)


                250 GLEN STREET, GLENS FALLS, NEW YORK 12801
           (Address of principal executive offices)   (Zip Code)

   Registrant's telephone number, including area code:   (518) 745-1000






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Outstanding as of April 30, 1996
Common Stock, par value $1.00 per share              5,302,950

                        ARROW FINANCIAL CORPORATION
                                 FORM 10-Q
                              MARCH 31, 1996







                                   INDEX

PART I    FINANCIAL INFORMATION                                       Page
No.


          Consolidated Balance Sheets as of March 31, 1996
            and December 31, 1995                                       3

          Consolidated Statements of Income for the
            Three Months Ended March 31, 1996 and 1995                  4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1996 and 1995                  5

          Notes to Consolidated Financial Statements                    6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7


PART II   OTHER INFORMATION                                            16


SIGNATURES                                                             17


              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)

                                                              3/31/96  12/31/95
ASSETS
Cash and Due from Banks                                      $ 20,421  $ 23,406
Federal Funds Sold and Securities Purchased Under

  Agreements to Resell                                          9,400    35,100
Securities Available-for-Sale                                 171,766   178,645
Securities Held-to-Maturity:  (Approximate Fair Value of
  $14,554 in 1996 and $14,508 in 1995)                         14,120    13,921


Loans and Leases                                              479,848   517,787
  Less:  Allowance for Loan Losses                            (11,469)  (12,106)
     Net Loans and Leases                                     468,379   505,681


Premises and Equipment                                         12,555    13,888
Other Real Estate Owned                                         2,215     2,410
Other Assets                                                   15,556    16,739
      Total Assets                                           $714,412  $789,790


LIABILITIES

Deposits:

  Demand                                                     $ 78,123  $ 94,713
  Regular Savings, N.O.W. & Money Market
    Deposit Accounts                                          299,950   352,302
  Time Certificates of $100,000 or More                        73,468    57,557
  Other Time Deposits                                         159,711   189,881
      Total Deposits                                          611,252   694,453
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                   12,666    14,045
  Other Short-Term Borrowings                                   4,648     1,252
Other Liabilities                                              15,708    12,536
      Total Liabilities                                       644,274   722,286



SHAREHOLDERS' EQUITY


Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
  (5,979,124 Shares Issued in 1996 and 1995)                    5,979     5,979
Surplus                                                        41,074    40,938
Undivided Profits                                              30,816    24,296
Valuation Allowance for Securities Available-for-Sale              85     1,152
Unallocated ESOP Shares (33,888 in 1996 and 43,130 in 1995)      (550)     (700)
Treasury Stock (456,259 Shares in 1996 and
  309,833 in 1995, at Cost)                                    (7,266)   (4,161)
      Total Shareholders' Equity                               70,138    67,504
      Total Liabilities and Shareholders' Equity             $714,412  $789,790


               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)
                                                                 Three Months
                                                                Ended March 31,
                                                                1996      1995
INTEREST INCOME
Interest and Fees on Loans and Leases                       $11,574   $11,644
Interest and Dividends on Securities Held-to-Maturity:
 U.S. Government, Agencies and Corporations                     ---     1,619
 State and Municipal Obligations                                194       165
 Other Securities                                               ---       114
Interest on Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                           138        69
Interest and Dividends on Securities Available-for-Sale       2,643       785
   Total Interest Income                                     14,549    14,396

INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More                          944       726
 Other Deposits                                               4,423     4,453
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                               179       161
 Other Short-Term Borrowings                                     30        53
Interest on Long-Term Debt                                      ---       105
   Total Interest Expense                                     5,576     5,498
NET INTEREST INCOME                                           8,973     8,898

Provision for Loans Losses                                      224       130
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           8,749     8,768

OTHER INCOME
Income from Fiduciary Activities                                970       977
Fees for Other Services to Customers                          1,014     1,139
Net Gains on Securities Transactions                            112       ---
Gain on the Disposition of Branches                           7,091       ---
Other Operating Income                                          281       283
   Total Other Income                                         9,468     2,399

OTHER EXPENSE
Salaries and Employee Benefits                                3,900     3,925
Occupancy Expense of Premises, Net                              525       545
Furniture and Equipment Expense                                 457       502
Other Operating Expense                                       1,899     2,450
   Total Other Expense                                        6,781     7,422

INCOME BEFORE PROVISION FOR INCOME TAXES                     11,436     3,745
Provision for Income Taxes                                    3,963     1,361
NET INCOME                                                  $ 7,473   $ 2,384

Average Primary Shares Outstanding                            5,648     5,749
Average Fully Diluted Shares Outstanding                      5,660     6,057

Per Common Share:
Primary Earnings                                             $ 1.32   $   .41
Fully Diluted Earnings                                         1.32       .40
Dividends Declared                                              .17       .13
Book Value                                                    12.78     10.56

Per share amounts have been adjusted for the November 1995 four percent stock dividend.

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)(Unaudited)
                                                              Three Months
                                                              Ended March 31,
                                                                1996     1995
Operating Activities:
Net Income                                                  $ 7,473  $ 2,384
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                    224      130
   Provision for Other Real Estate Owned Losses                 215      ---
   Depreciation and Amortization                                318      408
   Compensation Expense for Allocated ESOP Shares                23      ---
   Gains on the Sale of Securities Available-for-Sale          (112)     ---
   Proceeds from the Sale of Loans                           41,516    5,164
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                    (39)     (81)
   Decrease (Increase) in Deferred Tax Assets                   269      232
   Decrease (Increase) in Interest Receivable                   442     (166)
   Increase (Decrease) in Interest Payable                     (646)     453
   Decrease (Increase) in Other Assets                        1,157     (184)
   Increase (Decrease) in Other Liabilities                   3,613      856
Net Cash Provided By Operating Activities                    54,453    9,196
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale      18,285      ---
Proceeds from the Maturities of
  Securities Available-for-Sale                              13,924    9,500
Purchases of Securities Available-for-Sale                  (27,051) (17,673)
Proceeds from the Maturities of
  Securities Held-to-Maturity                                    20    1,509
Purchases of Securities Held-to-Maturity                       (221)  (4,550)
Net Decrease (Increase) in Loans and Leases                  (4,475)  (6,819)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                      1,871      287
Purchase of Fixed Assets                                       (568)    (154)
Net Cash Provided By (Used In) Investing Activities           1,785  (17,900)
Financing Activities:
Net Increase (Decrease) in Deposits                         (83,201)  31,304
Net Decrease in Short-Term Borrowings                         2,017  (13,715)
Purchase of Treasury Stock                                   (2,979)    (420)
Exercise of Stock Options                                       160      ---
Disqualifying Disposition of ISO Shares                          32      ---
Cash Dividends Paid                                            (952)    (716)
Net Cash Provided By (Used In) Financing Activities         (84,923)  16,453
Net Increase (Decrease) in Cash and Cash Equivalents        (28,685)   7,749
Cash and Cash Equivalents at Beginning of Period             58,506   34,624
Total Cash and Cash Equivalents                             $29,821  $42,373

Cash and Cash Equivalents:
 Cash and Due from Banks                                    $20,421  $24,873
 Federal Funds Sold and Securities Purchased Under
   Agreements to Resell                                       9,400   17,500
Total Cash and Cash Equivalents                             $29,821  $42,373

Supplemental Cash Flow Information:
 Interest Paid                                              $ 6,211  $ 5,044
 Income Taxes Paid                                              290      103
 Transfer of Loans to Other Real Estate Owned                   216      386
 Accrued Compensation from Stock
   Appreciation Rights Transferred
   to Shareholders' Equity upon Exercise
   of Tandem Stock Options                                      ---       50
 Cancellation of Debentures by Exercise of Cancellable
   Mandatory Stock Purchase Contracts                           ---      108


 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FORM 10-Q
               MARCH 31, 1996

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995; the results of operations for the three month periods ended March 31, 1996 and March 31, 1995; and the statements of cash flows for the three month periods ended March 31, 1996 and March 31, 1995. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 1996 presentation. Per share amounts have been restated to reflect the November 1995 four percent stock dividend.


2.  Derivative Financial Instruments

In October 1994, the FASB released SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not result in off-balance-sheet risk of accounting loss.
SFAS No. 119 also requires disclosures in addition to the requirements of
SFAS No. 105 and No. 107, "Disclosures about Fair Value of Financial
Instruments."   For the Company, SFAS No.119 is effective for financial
statements issued after 1995.   The Company does not trade in derivative
financial instruments and as of March 31, 1996 did not use derivative financial instruments to hedge its interest rate risk position. Consequently, as of March 31, 1996 and December 31, 1995, SFAS No. 119 would not have required the Company to provide disclosures in addition to those already required by SFAS No. 105 and 107.

3.  Accounting for Long-Lived Assets

In March 1995, the FASB released SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed
Of."   SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for years beginning after December 15, 1995, with earlier adoption allowed. The Company adopted SFAS No. 121 in the first quarter of 1996, but did not experience any impact on net income or shareholders' equity.

4. Accounting for Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires Companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The Statement is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to account for its stock option plans under APB No. 25, and to provide the pro forma disclosures required by SFAS No. 123.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               MARCH 31, 1996




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

Disposition of Vermont Operations

On January 15, 1996, the Company completed the sale of eight branches of Green Mountain Bank to Mascoma Savings Bank, Lebanon, New Hampshire.
On February 27, 1996, the Company announced definitive agreements for the sale of Green Mountain Bank's remaining branches and related deposits and loans to ALBANK FSB, Albany, New York, and the sale of Green
Mountain Bank's trust business to Vermont National Bank, Brattleboro,
Vermont. These sales, subject to regulatory approval, are expected to close in the third quarter of 1996. If completed in accordance with the terms of the definitive agreements, the sale to ALBANK may generate for the Company a gain equal to 7.5% of deposits transferred (at signing, deposits subject to transfer equaled approximately $110 million), and the sale to Vermont
National may generate a gain in excess of $3.0 million, in each case subject to adjustments as provided in the agreements. After the completion of these sales, the Company effectively will have no remaining operations in Vermont. The terms and effects of these sales are discussed in more detail in the following analysis.

Concurrent with the announcement of the sale agreements for Green
Mountain Bank, the Company announced that the Board of Directors had authorized a stock repurchase program, under which up to $10 million of common stock may be repurchased from time to time on the market or in private transactions. During the first quarter of 1996, the Company repurchased an aggregate of 159,500 shares of its common stock for a total price of $3.2 million. Pending completion of the sale agreements for the remainder of Green Mountain Bank's operations, the Board of Directors continues to review strategic alternatives for the redeployment of the sale proceeds.

The Company reported earnings of $7.5 million for the first quarter of 1996, compared to earnings of $2.4 million for the first quarter of 1995. Primary earnings per share were $1.32 and $.41 for the two respective periods. Earnings in the 1996 period included the gain on the sale of the eight
Vermont branches to Mascoma Savings Bank and substantial unanticipated repayments on certain restructured loans. On a basis comparable to the first quarter of 1995, earnings for the first quarter of 1996 amounted to $2.5 million reflecting core earnings per share of $.44, an increase of three cents per share or 7.3% over the 1995 period.

The return on average assets was 4.15% and 1.29% for the first quarter of 1996 and 1995, respectively. The return on average equity was 41.54% and 16.23% for the first quarter of 1996 and 1995, respectively. Excluding the nonrecurring items, the return on average assets and the return on average equity were 1.39% and 14.73%, respectively, for the 1996 quarter.

Total assets were $714.4 million at March 31, 1996, a decrease of $75.4 million or 9.5% from December 31, 1995, reflecting among other changes, the effects of the branch sale to Mascoma Savings Bank on January 15, 1996.

Shareholders' equity increased $2.6 million to $70.1 million during the first three months of 1996. This increase resulted from net earnings during the period, reduced by cash dividends, changes to the available-for-sale investment securities valuation allowance, and the stock repurchase program cited above. The Company's risk-based capital ratios and Tier 1 leverage ratio exceeded regulatory minimums at period end and all Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                                       % Change      % Change
                                     Mar 1996    Dec 1995  Mar 1995    From Dec      From Mar
Securities Held to Maturity          $ 14,120   $ 13,921   $132,722       1.4%         (89.4)%
Securities Available for Sale         171,766    178,645     62,957      (3.9)         172.8
Federal Funds Sold                      9,400     35,100     17,500     (73.2)         (46.3)
Loans, Net of Unearned Income (1)     479,848    517,787    508,626      (7.3)          (5.7)
Allowance for Loan Losses              11,469     12,106     12,210      (5.3)          (6.1)
Earning Assets (1)                    675,134    745,453    721,805      (9.4)          (6.5)
Total Assets                          714,412    789,790    767,095      (9.5)          (6.9)

Demand Deposits                        78,123     94,713     84,449     (17.5)          (7.5)
Savings, NOW and MMDA Accounts        299,950    352,302    341,896     (14.9)         (12.3)
Time Deposits of $100,000 or More      73,468     57,557     73,347      27.6            0.2
Other Time Deposits                   159,711    189,881    182,097     (15.9)         (12.3)
Total Deposits                        611,252    694,453    681,789     (12.0)         (10.3)
Other Borrowed Funds                   17,314     15,297     16,051      13.2            7.9
Shareholders' Equity                   70,138     67,504     60,327       3.9           16.3

(1) Includes Nonaccrual Loans


Total resources at March 31, 1996 amounted to $714.4 million, a decrease of $75.4 million or 9.5% from year-end 1995, and a decrease of $52.7 million
or 6.9% from March 31, 1995.   The branch sale to Mascoma Savings Bank
reduced total assets by approximately $82.6 million. This decrease was offset, in part, by growth in the loan portfolios of the Company's two New York based banks, primarily in the area of consumer loans.

Total deposits of $611.3 million at March 31, 1996 decreased $83.2 million from the December 31, 1995 level. Approximately $101.0 million of deposit liabilities were assumed by Mascoma Savings Bank on January 15, 1996. Offsetting this decrease, in part, were deposit increases at Company banks attributable to a seasonal influx of municipal deposits, largely in time deposits of $100,000 and over. Total deposits for Green Mountain Bank were $108.7 million at March 31, 1996. Substantially all of Green Mountain Bank's deposits will be assumed by ALBANK under the branch sale agreement discussed above.

While management of the Company and Green Mountain Bank has focused in recent periods on disposing of the Vermont business, the two subsidiary banks in New York have continued to develop plans for growth in their market areas. The following table, presenting average loan balances for the most recent five quarters, indicates a pattern of steady growth.

Quarterly Average Loan Balances in New York
(In Thousands)

                                                          Glens
                                                          Falls       Saratoga
                                                        National     National
                                                          Bank          Bank
First Quarter of 1995                                    $295,164      $47,771
Second Quarter of 1995                                    297,706       48,104
Third Quarter of 1995                                     300,395       49,544
Fourth Quarter of 1995                                    304,333       49,832
First Quarter of 1996                                     308,943       50,676

Shareholders' equity increased $2.6 million to $70.1 million during the first three months of 1996, reflecting net earnings less cash dividends, changes to the available-for-sale investment securities valuation allowance, and the amounts spent on stock repurchases. The Company paid a $.17 cash dividend for the first quarter of 1996, which followed dividends of $.16 and $.144 for the two previous quarters.

Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the two New York banking subsidiaries;
Vermont operations, which are the subject of definitive sale agreements, have been excluded.

The following table presents the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the most recent five quarters for Glens Falls National Bank & Trust Company and Saratoga National Bank and Trust
Company.

Quarterly Average Deposit Balances
(Excludes Vermont Deposits)
(Dollars in Thousands)
                             Mar 1996        Dec 1995        Sep 1995        Jun 1995        Mar 1995
                               Amount    %     Amount    %     Amount    %     Amount    %     Amount    %
Demand Deposits              $ 63,156   13   $ 66,437   13   $ 67,648   14   $ 61,137   13   $ 60,694   13
N.O.W. and Super N.O.W.        99,004   20    103,881   21     88,384   18     86,808   18     85,835   18
Savings and M.M.D.A           145,094   29    142,582   29    150,654   31    155,102   32    167,768   36
Time Deposits of
   $100,000 or More            66,755   14     67,141   13     67,475   14     62,577   13     51,208   11
Other Time Deposits           117,682   24    116,702   24    116,468   23    113,164   24    101,881   22
Total Deposits               $491,692  100   $496,744  100   $490,628  100   $478,788  100   $467,387  100

Quarterly Cost of Deposits
(Excludes Vermont Deposits)
                                 Mar 1996  Dec 1995  Sep 1995  Jun 1995  Mar 1995
Demand Deposits                      --- %     --- %     --- %     --- %     --- %
N.O.W. and Super N.O.W.              2.58      2.87      2.62      2.71      2.35
Savings and M.M.D.A                  3.00      3.08      3.08      3.09      3.09
Time Deposits of
  $100,000 or More                   5.37      5.59      5.66      5.71      5.50
Other Time Deposits                  5.49      5.64      5.60      5.46      4.86
Total Deposits                       3.45      3.57      3.53      3.53      3.20


Federal Reserve Bank's Discount Rate Changes 1992 - 1996

Date                                    New Rate     Old Rate
January 31, 1996                            5.00%        5.25%
February 1, 1995                            5.25         4.75
November 15, 1994                           4.75         4.00
August 16, 1994                             4.00         3.50
May 17, 1994                                3.50         3.00
July 2, 1992                                3.00         3.50


Average deposits for the Company's New York banks increased $24.3 million, or 5.2%, from the first quarter of 1995 to the first quarter of 1996. Average deposits decreased by 1.0% from the last quarter of 1995 to the first quarter of 1996, representing the normal seasonal trend of the Company.
Over the five quarters charted in the table above, the Company experienced a shift in the mix of deposits, with savings and money market accounts decreasing as a percentage of total deposits and N.O.W. accounts and time deposits increasing in proportion to total deposits. The ratio of other time deposits to total deposits remained constant over the most recent four quarters.

The Federal Reserve Board attempts to influence the federal funds and prime interest rates by changing the Federal Reserve Bank discount rate.
Over the past two years, changes in the discount rate have directly influenced federal funds and prime rates, which in turn have had an impact upon the Company's cost of funds. The "Quarterly Cost of Deposits" analysis and the Federal Reserve Bank Discount Rate Chart above, demonstrate the positive correlation between changes in the federal discount rate and changes in the
Company's cost of funds.   The increase in the discount rate on February 1,
1995 marked the last in a series of interest rate increases by the Federal Reserve Board which had begun in May of 1994. Rates then held steady for twelve months until the Reserve Board lowered rates by twenty five basis
points on January 31, 1996.   The Company's cost of funds rose throughout
1994 and into 1995 as a result of these changes. Correspondingly, the cost of deposits reached a plateau for the last three quarters of 1995, and decreased twelve basis points in the first quarter of 1996 as a result of the January 31, 1996 decrease in the federal discount rate.

PAGE 9
PAGE

The following table presents the quarterly average balance by loan type and the relative proportion of each loan type for each of the most recent five quarters for Glens Falls National Bank & Trust Company and Saratoga
National Bank and Trust Company.


Quarterly Average Loan Balances
(Excludes Vermont Loans)
(Dollars in Thousands)
                              Mar 1996        Dec 1995        Sep 1995        Jun 1995        Mar 1995
                                Amount    %     Amount    %     Amount    %     Amount    %     Amount    %
Commercial and
  Commercial Real Estate      $ 87,073   24   $ 87,388   25   $ 89,361   25   $ 90,130   26   $ 86,549   25
Residential Real Estate        120,010   33    119,157   34    118,519   34    118,308   34    117,948   34
Home Equity                     29,226    8     29,364    8     29,333    8     29,306    8     29,281    9
Indirect Consumer Loans         82,446   23     78,823   22     75,560   22     72,539   21     69,851   20
Direct Consumer Loans           31,555    9     30,022    8     27,831    8     26,720    8     30,439    9
Credit Card Loans                9,310    3      9,413    3      9,334    3      8,804    3      8,867    3
Total Loans                   $359,620  100   $354,166  100   $349,939  100   $345,807  100   $342,935  100


Quarterly Taxable Equivalent Yield on Loans
(Excludes Vermont Loans)
                               Mar 1996  Dec 1995  Sep 1995  Jun 1995  Mar 1995
Commercial and
  Commercial Real Estate           9.98%    10.07%    10.21%    10.26%    10.50%
Residential Real Estate            8.55      8.47      8.42      8.67      8.25
Home Equity                        9.40      9.76      9.91     10.03      9.57
Indirect Consumer Loans            8.62      8.56      8.50      8.36      8.20
Direct Consumer Loans              9.43      9.90      9.83     10.26      9.48
Credit Card Loans                 16.45     15.64     16.45     16.72     16.46
Total Loans                        9.26      9.30      9.35      9.46      9.24

Average loans of the Company's New York banks increased at a steady pace over the five most recent quarters. Average loans for the first quarter of 1996 had increased by $16.7 million, or 4.9%, over the first quarter of 1995. While all categories of loans either increased or maintained a constant level, indirect consumer loans demonstrated the most significant change. Indirect consumer loans are primarily auto loans financed through local dealerships, where the Company acquires the dealer paper. As a percentage of overall loan portfolio of the New York banks, these loans increased from 20% to 23% during the period from the first quarter of 1995 to the first quarter of 1996. Otherwise, there was no significant change in the mix of loan categories within the loan portfolio.

Yields on the Company's loan portfolio for its New York banks continued to increase during the first part of 1995, reflecting the general increase in interest rates. The yield on the loan portfolio peaked in the second quarter of 1995 and decreased in each of the three subsequent quarters.

The following table presents information related to the Company's allowance
and provision for loan losses for each of the past six quarters.   The provision
for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized when expressed as numerators in ratios.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                       Mar 1996    Dec 1995    Sep 1995    Jun 1995    Mar 1995    Dec 1994
Loan Balances:
Period End Loans                       $479,848    $517,787    $515,935    $517,165    $508,626    $507,553
Average Loans, Year-to-Date             482,640     513,266     512,515     511,909     509,886     502,224


Allowance for Loan Losses:

Allowance for Loan Losses,
   Begin of Period                      $12,106     $12,338     $12,338    $ 12,338     $12,338     $16,078
Transfer Pursuant to Branch Sale           (596)        ---         ---         ---         ---         ---
Provision for Loans Losses, YTD             224       1,170         640         360         130        (950)
Net Charge-offs, YTD                       (265)     (1,402)       (599)       (515)       (258)     (2,790)
Allowance for Loan Losses,
  End of Period                         $11,469     $12,106     $12,379     $12,183     $12,210     $12,338


Nonperforming Assets:

Nonaccrual Loans                         $3,247     $ 4,244     $ 4,927     $ 5,060      $2,780      $3,618
Loans Past Due 90 or More Days
  and Still Accruing Interest               957         111         371         327         526         231
Loans Restructured and in
  Compliance with Modified Terms            ---         ---         ---         ---          62         580
Total Nonperforming Loans                 4,204       4,355       5,298       5,387       3,368       4,429
Other Real Estate Owned                   2,215       2,410       2,703       2,785       3,545       3,396
Total Nonperforming Assets               $6,419     $ 6,765     $ 8,001     $ 8,172      $6,913      $7,825


Performance Ratios:

Allowance to Nonperforming Loans         272.81%     277.98%     233.65%     226.17%     362.53%     278.57%
Allowance to Period End Loans              2.39        2.34        2.40        2.36        2.40        2.43
Provision to Average Loans (1)             0.19        0.23        0.17        0.14        0.10       (0.19)
Net Charge-offs to Average Loans (1)       0.22        0.27        0.16        0.20        0.21        0.56
Nonperforming Assets to Loans & OREO       1.33        1.30        1.54        1.57        1.35        1.53
(1) Annualized



The Company's nonperforming assets (including both New York and
Vermont operations) at March 31, 1996 amounted to $6.4 million, a decrease of $346 thousand or 5.1% from December 31, 1995 and a decrease of $494 thousand or 7.1% from March 31, 1995. The decrease from year-end was primarily attributable to sales of other real estate owned and a 3.5% decrease in nonperforming loans.

The provision for loan losses was $224 thousand for the first quarter of 1996,
compared to a provision of $130 thousand for the first quarter of 1995.   On
an annualized basis, the ratio of the first quarter provision to average loans was .19%, only slightly below the annualized ratio of the quarter's net
charge-offs to average loans of .22%.   The first quarter provision was
deemed adequate, in light of the Company's high coverage ratio compared
to industry norms.   The coverage ratio, defined as the ratio of the allowance
for loan losses to nonperforming loans, was 272.81% at March 31, 1996.

The ratio of the provision for loan losses to average loans was negative for 1994 as a result of the Company's decision to reduce the level of the allowance for loan losses during 1994, effected as a $1.5 million credit to the provision for loan losses.


CAPITAL RESOURCES

Shareholders' equity was $70.1 million at March 31, 1996, an increase of $2.6 million or 3.9% from December 31, 1995. The increase in shareholders' equity was primarily attributable to retained current year earnings. Increases were offset in part by a $1.1 million decrease in the valuation allowance for securities available-for-sale, cash dividends of $952 thousand and the repurchase by the Company as part of its newly-adopted stock repurchase program of 159,500 shares of common stock at a cost of $3.2 million. The valuation allowance was established upon the December
31, 1993 adoption of SFAS No. 115 which requires that securities available-for-sale be carried at fair value through a valuation reserve in shareholders' equity.

The Company and its subsidiaries are currently subject to two capital guidelines, a leverage ratio test and a risk-based capital measure. The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially greater minimum ratios. The FDIC Improvement Act ("FDICIA") of 1991 mandated actions to be taken by banking regulators for various levels of undercapitalization of financial institutions as measured by these capital ratios. FDICIA established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 1996, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                     Tier 1        Total
                                                 Risk-Based   Risk-Based
                                       Leverage     Capital      Capital
                                          Ratio       Ratio        Ratio
Arrow Financial Corporation               9.46%       15.39%       16.65%
Glens Falls National Bank & Trust Co.     7.73        13.50        14.75
Saratoga National Bank & Trust Co.        8.13        10.76        12.01
Green Mountain Bank                      13.77        20.98        22.29

Regulatory Minimum                        3.00         4.00         8.00
FDICIA's "Well-Capitalized" Standard      5.00         6.00        10.00


All capital ratios for the Company and its subsidiary banks at March 31, 1996
were above minimum capital standards for financial institutions.   Additionally,
all Company and subsidiary bank capital ratios at that date were above
FDICIA's "well-capitalized" standard.

The following table presents the cash dividends paid in 1996 and 1995,
restated for the November 1995 four percent stock dividend.   On April 25,
1996, the Company announced the 1996 second quarter dividend of $.17 payable on June 15, 1996.


Quarterly Dividends
                                                     1996       1995
First Quarter                                       $.170      $.125
Second Quarter                                       .170       .135
Third Quarter                                         N/A       .144
Fourth Quarter                                        N/A       .160

First Quarter Core Earnings Per Share                $.44       $.41

Dividend Payout Ratio: (Second quarter
  dividends as a percent of first quarter
   core earnings per share)                         38.6%      32.9%

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. These "core" balances consist of demand deposits, savings, N.O.W. and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Core deposits represented a substantial proportion of the Company's total assets. At March 31, 1996, core deposits represented more than 75% of the Company's total assets and stockholders' equity contributed 9.8% as a source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 11.1% of total assets at March 31, 1996.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During the first quarter of 1996, average federal funds sold amounted to $10.3 million and average federal funds purchased were $1.5 million. At March
31, 1996, federal funds sold amounted to $9.4 million.

Apart from federal funds, securities available-for-sale represent the Company's primary source of liquidity. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At March 31, 1996, securities available-for-sale amounted to $171.8 million and averaged $173.0 million for the quarter.

Other sources of funds include term federal funds arrangements with correspondent banks and a borrowing arrangement with the Federal Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.


 INTEREST RATE RISK

While managing liquidity, the Company must monitor and control interest rate risk. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-backed assets, possible early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. While many of the Company's loan products are indexed to independent rates, such as prime or treasury notes, the rates on most deposit products are set by management pricing committees.

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristic of each individual interest-bearing asset and liability under a variety of interest rate projec-tions. The Company obtains interest rate projections from a third party provider of economic data. These projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts.
As a base, the Company projects net interest income for the ensuing twelve months for the most likely projection and for a no-change scenario. Exposure to rising or falling rates are calculated to cover a wide distribution of the perceived probable interest rate scenarios.

For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates. At March 31, 1996, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk.

The Company is able to reduce interest rate risk by adjusting the mix of loan products as well as the balance of fixed and variable rate products within the various loan categories. To a lesser extent, the Company manages interest rate risk through selection of investments for the securities portfolios. The Company does not, and in the foreseeable future will not, use derivative financial instruments to manage interest rate risk.



RESULTS OF OPERATIONS:     Three Months Ended March 31, 1996  Compared With
                           Three Months Ended March 31, 1995

Summary of Earnings Performance
(Dollars in Thousands)
                                           Mar 1996  Mar 1995   Change      % Change
Net Income                                   $7,473    $2,384   $5,089        213.5%
Net Income, recurring                         2,480     2,375      105          4.4

Primary Earnings Per Share                    1.32       .41      .91         222.0
Primary Earnings Per Share, recurring          .44       .41      .03           7.3

Return on Assets                              4.15%     1.29%    2.86%        221.8
Return on Assets, recurring                   1.39%     1.28%     .11%          8.6

Return on Equity                             41.54%    16.23%   25.31%        156.0
Return on Equity, recurring                  14.73%    16.16%   (1.43)%        (8.8)


The Company reported earnings of $7.5 million for the first quarter of 1996, which included the gain associated with the sale of eight branches of Green Mountain Bank to Mascoma Savings Bank on January 15, 1996. Recurring net income was $2.5 million for the first quarter of 1996, which compared to earnings of $2.4 million for the first quarter of 1995, representing an increase of $105 thousand, or 4.4%. Primary earnings per share were $1.32 and $.41 for the two respective periods. However, adjusted to reflect recurring earnings only, earnings per share for the 1996 period were $.44.


The $7.1 million pre-tax gain on the sale of eight branches to Mascoma Savings Bank was reported as other income in the 1996 period. The $105 thousand increase in recurring net income for the first quarter of 1996 as compared to the first quarter of 1995 was primarily attributable to decreased operating expenses offset in part by a decrease in net interest income.
These and other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                  Mar 1996    Mar 1995     Change % Change
Interest Income                    $ 14,702   $ 14,579   $    123     0.8%
Interest Expense                      5,576      5,498         78     1.4
Net Interest Income                $  9,126   $  9,081   $     45     0.5

Average Earning Assets (1)         $680,079   $701,618   $(21,539)   (3.1)%
Average Paying Liabilities          556,615    594,865    (38,250)   (6.4)
Taxable Equivalent Adjustment           153        183        (30)  (16.4)

Yield on Earning Assets (1)            8.69%      8.43%      0.26%    3.1%
Cost of Paying Liabilities             4.03       3.75       0.28     7.5
Net Interest Spread                    4.67       4.68      (0.01)   (0.2)
Net Interest Margin                    5.40       5.25       0.15     2.9
(1) Includes Nonaccrual Loans

During the first quarter of 1996, the obligations of two significant borrowers, which had been restructured in earlier periods and were performing under the restructured terms, were satisfied in accordance with settlement agreements involving repayments of amounts in excess of the amounts recorded on the Company's books. Under the effective accounting guidelines, payments in excess of the recorded amounts were reported as interest income. Otherwise, net interest income for the first quarter of 1996 would have been $497 thousand less than the amount shown in the table above, and the net interest margin for the period would have been 5.10%, which compared to a margin of 5.25% for the 1995 period.

As adjusted, net interest income decreased $452 thousand in the first quarter of 1996 as compared to the first quarter of 1995. The decrease is primarily attributable to a $21.5 million decrease in average earning assets and from the effects of the change in interest rates during the 1996 period. The decrease in average earning assets was attributable to the sale of eight branches in Vermont to Mascoma Savings Bank, which was offset, in part, by increased loan portfolios in New York.

In January 1996, the Federal Reserve Board effected a decrease in interest rates by reducing the discount rate by twenty five basis points, ending a twelve month period of stable interest rates. The Company's earning assets responded more quickly to the decrease in interest rates than paying liabilities, which had a negative effect on net interest income for the first quarter of 1996.

The provision for loan losses was $224 thousand and $130 thousand for the quarters ended March 31, 1996 and 1995, respectively. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" on page 11 of this report.

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Mar 1996    Mar 1995     $ Change   % Change
Income From Fiduciary Activities           $  970      $  977       $   (7)      (0.7)%
Fees for Other Services to Customers        1,014       1,139         (125)     (11.0)
Net Gains on Securities Transactions          112         ---          112        ---
Gain on the Sale of Branches                7,091         ---        7,091        ---
Other Operating Income                        281         283           (2)      (0.7)
 Total Other Income                        $9,468      $2,399       $7,069      294.7

 Total Other Income, Without Branch Sales
        and Securities Transactions        $2,265      $2,399       $ (134)      (5.6)


Disregarding the sale of eight Vermont branches to Mascoma Savings Bank and securities transactions, other income for the first quarter of 1996 decreased by $134 thousand, or 5.6%, from the first quarter of 1995.
Income from fiduciary services and other operating income, which were largely unaffected by the branch sale, remain virtually unchanged from the prior year. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $125 thousand or 11.0%, principally due decreased service charge income on deposit accounts resulting from the Mascoma transaction.

During the first quarter of 1996, the Company sold $18.2 million of securities
classified as available-for-sale, recognizing net gains of $112 thousand.   The
sales were primarily effected to meet funding needs incident to completion of the Mascoma transaction.

 Other operating income (primarily third party credit card servicing income and gains on the sale of other real estate owned, loans and other assets) for the first quarter of 1996 remained virtually unchanged from the first quarter
of 1995.   The Company services the credit card portfolios for 11 small financial institutions in the Northeast with approximately $13 million in outstanding balances from a base of 22,000 cardholders.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                        Mar 1996  Mar 1995  $ Change % Change
Salaries and Employee Benefits            $3,900    $3,925    $  (25)    (0.6)%
Occupancy Expense of Premises, Net           525       545       (20)    (3.7)
Furniture and Equipment Expense              457       502       (45)    (9.0)
Other Operating Expense                    1,899     2,450      (551)   (22.5)
 Total Other Expense                      $6,781    $7,422     $(641)    (8.6)

Other (i.e. noninterest) expense decreased $641 thousand, or 8.6%, for the first three months of 1996 compared with the first three months of 1995. A substantial portion of the decrease was attributable to the costs to operate the eight branches sold to Mascoma Savings Bank on January 15, 1996.

Salaries and employee benefits decreased $25 thousand or .6% in the comparative period, reflecting the decrease in salaries resulting from the sale of branches to Mascoma Savings Bank offset in part by an increase in employee benefits. Salaries in the 1996 period decreased 6.7% from the 1996 period, as the effect of fewer employees more than offset general salary increases. Employee benefits, however, rose 13.8%, reflecting the rising costs of providing various benefit programs. No termination benefits were paid in connection with the branch sale to Mascoma; virtually all of the affected employees continued as employees of Mascoma following the sale.

Occupancy expense of premises, net of rental income, and furniture and equipment expense in the first quarter of 1996 both decreased from the 1995 comparative period. The decrease in both areas was primarily attributable
to the disposition of the branches in Vermont.    Other operating expense in
the first quarter of 1996 decreased  by $551 thousand or 22.5% from the
same period in 1995.   In addition to the effects of the branch sale, FDIC
insurance premiums were substantially reduced in the third quarter of 1995. As a result, FDIC and other insurance expense for the first quarter of 1996 had decreased $406 thousand from the first quarter of 1995.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                 Mar 1996  Mar 1995    Change
Provision for Income Taxes                         $3,963     $1,361   $2,602
Effective Federal Rate                              34.65%     36.34%    1.69%

The provision for federal and state income taxes amounted to $4.0 million
and $1.4 million for the first quarter of 1996 and 1995, respectively.    The
effective tax rate decreased by 169 basis points between the 1995 and 1996 periods. The decrease was experienced, primarily, because much of the gain in the 1996 period (i.e., that attributable to the Vermont branch sale) was not directly subject to state income tax.


         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

       The Company's subsidiary banks are parties to various legal claims which arise in the normal course of their business. For example, the banks, especially Green Mountain Bank, have in the past few years encountered claims against them grounded in lender liability of the sort which financial institutions routinely face. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks will not, in the current opinion of management, likely result in any material liability to the subsidiary banks or the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4  .Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of Shareholders held April 24, 1996, shareholders elected the following directors to serve terms expiring in 1999:

                                                       Withhold       Broker
       Director                               For     Authority    Non-Votes
       Michael B. Clarke                3,575,201        37,561          ---
       Kenneth C. Hopper, MD.           3,575,306        37,436          ---
       Michael F. Massiano              3,575,328        37,434          ---
       Doris E. Ornstein                3,567,683        45,079          ---


Item 5.   Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K

       Form 8-K, dated January 15, 1996 - Reporting the sale of eight branches of Green Mountain Bank to Mascoma Savings Bank.

       Form 8-K, dated February 27, 1996 - Reporting execution of the definitive purchase and sale agreements with ALBANK FSB and Vermont
       National Bank, for, respectively, sale to ALBANK of the remaining Vermont branches and certain related deposits and asset and sale to Vermont
       National of the Vermont  trust operations.

                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         ARROW FINANCIAL CORPORATION
                 Registrant




Date:    May 14, 1996
                                          s/Michael F. Massiano
                                          Michael F. Massiano, Chairman and
                                          President (Chief Executive Officer)




Date:    May 14, 1996                     s/John J. Murphy
                                          John J. Murphy, Executive Vice
                                          President and Treasurer/CFO
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)