Form 10-Q
period 1996-06-30
ARROW FINANCIAL CORP
filed 1996-08-08
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.

                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarter Ended June 30, 1996



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

         Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                Outstanding as of July
31, 1996
Common Stock, par value $1.00 per share           5,223,893








                        ARROW FINANCIAL CORPORATION
                                 FORM 10-Q
                               JUNE 30, 1996






                                   INDEX

PART I    FINANCIAL INFORMATION

          Consolidated Balance Sheets
              as of June 30, 1996 and December 31, 1995

          Consolidated Statements of Income
              for the Three Month and Six Month
              Periods Ended June 30, 1996 and 1995

          Consolidated Statements of Cash Flows
              for the Six Months Ended June 30, 1996 and 1995

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis
              of Financial Condition and Results of Operations

              Overview
                   Disposition of Vermont Operations
                   Results of Operations
                   Analysis of Recurring Income

              Change in Financial Condition
                   Summary of Consolidated Balance Sheets
                   Deposit and Loan Trends
                   Summary of the Allowance and Provision for Loan Losses

              Capital Resources
                   Summary of Capital Ratios
                   Quarterly Dividends

              Liquidity

              Interest Rate Risk

              Results of Operations: Quarterly Comparison
                   Summary of Earnings Performance
                   Net Interest Income
                   Other Income
                   Other Expense
                   Income Taxes

              Results of Operations: Year-to-Date Comparison
                   Summary of Earnings Performance
                   Net Interest Income
                   Other Income
                   Other Expense
                   Income Taxes


PART II   OTHER INFORMATION


SIGNATURES


                      PART I - FINANCIAL INFORMATION

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              6/30/96  12/31/95
ASSETS
Cash and Due from Banks                                     $  20,463 $  23,406
Federal Funds Sold and Securities Purchased Under

  Agreements to Resell                                            ---    35,100
Securities Available-for-Sale                                 170,524   178,645
Securities Held-to-Maturity:  (Approximate Fair Value of

  $16,904 in 1996 and $14,508 in 1995)                         16,639    13,921


Loans and Leases                                              487,291   517,787
  Less:  Allowance for Loan Losses                            (11,540)  (12,106)
     Net Loans and Leases                                     475,751   505,681


Premises and Equipment                                         12,672    13,888
Other Real Estate Owned                                           540     2,410
Other Assets                                                   16,916    16,739
      Total Assets                                           $713,505  $789,790


LIABILITIES

Deposits:

  Demand                                                     $ 79,522 $  94,713
  Regular Savings, N.O.W. &
    Money Market Deposit Accounts                             286,972   352,302
  Time Certificates of $100,000 or More                        81,840    57,557
  Other Time Deposits                                         162,169   189,881
      Total Deposits                                          610,503   694,453
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under

    Agreements to Repurchase                                   17,509    14,045
  Other Short-Term Borrowings                                   6,625     1,252
Other Liabilities                                              12,293    12,536
      Total Liabilities                                       646,930   722,286



SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized                  ---
  ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (5,979,124 Shares Issued in 1996 and 1995)                    5,979     5,979
Surplus                                                        41,138    40,938
Undivided Profits                                              32,501    24,296
Valuation Allowance for Securities Available-for-Sale                      (460)
1,152
Unallocated ESOP Shares (25,262
  in 1996 and 43,130 in 1995)                                    (410)     (700)
Treasury Stock (684,884 Shares in 1996 and
     309,833 in 1995, at Cost)                                (12,173)   (4,161)
      Total Shareholders' Equity                               66,575    67,504
      Total Liabilities and Shareholders' Equity             $713,505  $789,790

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                                        Three Months              Six Months
                                                        Ended June 30,           Ended June 30,
                                                       1996       1995           1996      1995
INTEREST INCOME
Interest and Fees on Loans and Leases                $11,013    $11,930       $22,587    $23,574
Interest and Dividends on
  Securities Held-to-Maturity:
    U.S. Treasury and Other U.S.
      Government Agencies and Corporations               ---      1,619           ---      3,239
State and Municipal Obligations                          205        196           399        361
 Other Securities                                        ---        132           ---        245
Interest on Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                     32        186           170        255
Interest and Dividends on
   Securities Available-for-Sale                       2,765        980         5,408      1,765
  Total Interest Income                               14,015     15,043        28,564     29,439
INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More                 1,043        980         1,987      1,707
 Other Deposits                                        4,210      5,017         8,633      9,469
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                         186        143           365        304
 Other Short-Term Borrowings                              36         46            66         99
Interest on Long-Term Debt                               ---        100           ---        205
  Total Interest Expense                               5,475      6,286        11,051     11,784
NET INTEREST INCOME                                    8,540      8,757        17,513     17,655
Provision for Loans Losses                               224        230           448        360
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    8,316      8,527        17,065     17,295

OTHER INCOME
Income from Fiduciary Activities                         989        968         1,959      1,945
Fees for Other Services to Customers                   1,024      1,164         2,038      2,303
Net Gains (Losses) on Securities Transactions            (30)       ---            82        ---
Gain on the Disposition of Branches                      ---        ---         7,091        ---
Other Operating Income                                   218      5,231           499      5,494
  Total Other Income                                   2,201      7,363        11,669      9,742
OTHER EXPENSE
Salaries and Employee Benefits                         3,840      4,599         7,740      8,525
Occupancy Expense of Premises, Net                       453        522           978      1,068
Furniture and Equipment Expense                          413        498           870      1,000
Other Operating Expense                                1,797      2,606         3,696      5,034
  Total Other Expense                                  6,503      8,225        13,284     15,627

INCOME BEFORE PROVISION FOR INCOME TAXES               4,014      7,665        15,450     11,410
Provision for Income Taxes                             1,433      2,725         5,396      4,086
NET INCOME                                           $ 2,581    $ 4,940       $10,054    $ 7,324

Average Shares Outstanding                             5,392      5,729         5,520      5,735

Per Common Share:
Earnings                                             $   .48    $   .86       $  1.82     $ 1.28
Dividends Declared                                       .17        .13           .34        .26
Book Value                                             12.64      11.38         12.64      11.38

Per share amounts have been adjusted for the November 1995 four percent stock dividend.

                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                                  Six Months
                                                                Ended June 30,
                                                                1996      1995
Operating Activities:
Net Income                                                    $10,054    $ 7,324
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                      448        360
   Provision for Other Real Estate Owned Losses                   215         80
   Depreciation and Amortization                                  651        803
   Compensation Expense for Allocated ESOP Shares                  68        ---
   Gains on the Sale of Securities Available-for-Sale            (228)       ---
   Losses on the Sale of Securities Available-for-Sale            146        ---
   Proceeds from the Sale of Loans                             43,410      7,249
   Net (Gains) Losses on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                      ---          7
   Decrease (Increase) in Deferred Tax Assets                     220        837
   Decrease (Increase) in Interest Receivable                     284       (418)
   Increase (Decrease) in Interest Payable                       (701)       870
   Decrease (Increase) in Other Assets                            318     (1,048)
   Increase (Decrease) in Other Liabilities                       458      1,840
Net Cash Provided By Operating Activities                      55,343     17,904
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale        32,236        ---
Proceeds from the Maturities of Securities
 Available-for-Sale                                            25,250     18,681
Purchases of Securities Available-for-Sale                    (52,069)   (23,497)
Proceeds from the Maturities of Securities Held-to-Maturity       521      2,275
Purchases of Securities Held-to-Maturity                       (3,244)    (4,429)
Net Increase in Loans and Leases                              (13,813)   (17,836)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                        3,379        987
Purchase of Fixed Assets                                         (805)      (338)
Net Cash Used In Investing Activities                          (8,545)   (24,157)
Financing Activities:
Net Increase (Decrease) in Deposits                           (83,950)    28,228
Net Increase (Decrease) in Short-Term Borrowings                8,837     (5,043)
Purchase of Treasury Stock                                     (8,107)      (765)
Sale of Treasury Stock for Exercise of Stock Options              195        ---
Disqualifying Disposition of ISO Shares                            33        ---
Cash Dividends Paid                                            (1,849)    (1,485)
Net Cash Provided By (Used In) Financing Activities           (84,841)    20,935
Net Increase (Decrease) in Cash and Cash Equivalents          (38,043)    14,682
Cash and Cash Equivalents at Beginning of Period               58,506     34,624
Total Cash and Cash Equivalents                               $20,463    $49,306

Cash and Cash Equivalents:
 Cash and Due from Banks                                      $20,463    $24,606
 Federal Funds Sold and Securities Purchased Under
   Agreements to Resell                                           ---     24,700
Total Cash and Cash Equivalents                               $20,463    $49,306

Supplemental Cash Flow Information:
 Interest Paid                                                $11,752    $10,914
 Income Taxes Paid                                              5,180      2,023
 Transfer of Loans to Other Real Estate Owned                     215        538
 Accrued Compensation from Stock
   Appreciation Rights Transferred
   to Shareholders' Equity upon Exercise
  of Tandem Stock Options                                         ---         50
 Cancellation of Debentures by Exercise of Cancellable
   Mandatory Stock Purchase Contracts                             ---        263


ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FORM 10-Q
             JUNE 30, 1996


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation
(the "Company"), the accompanying consolidated financial
statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995;
the results of operations for the three and six month periods ended June 30, 1996 and June 30, 1995; and the statements of cash flows for the six month periods ended June 30, 1996 and June 30, 1995.
All such adjustments are of a normal recurring nature.  Certain items
have been reclassified to conform to the 1996 presentation.   Per
share amounts have been restated to reflect the November 1995 four percent stock dividend.


2.  Derivative Financial Instruments

In October 1994, the FASB released SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial
Instruments."   SFAS No. 119 requires disclosures about amounts,
nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not result
in off-balance-sheet risk of accounting loss.   SFAS No. 119 also requires
disclosures in addition to the requirements of SFAS No. 105 and No.
107, "Disclosures about Fair Value of Financial Instruments."   For
the Company, SFAS No.119 is effective for financial statements
issued after 1995.   The Company does not trade in derivative
financial instruments and as of June 30, 1996 did not use derivative financial instruments to hedge its interest rate risk position.
Consequently, as of June 30,1996 and December 31, 1995, SFAS
No. 119 would not have required the Company to provide disclosures in addition to those already required by SFAS No. 105 and 107.

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

4. Accounting for Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires Companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The Statement is effective for fiscal years beginning after December 15, 1995. The Company has elected to continue to account for its stock option plans under APB No. 25, and to provide at year-end the pro forma disclosures required by SFAS No. 123.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             JUNE 30, 1996



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

Disposition of Vermont Operations

On January 15, 1996, the Company completed the sale of eight branches of Green Mountain Bank to Mascoma Savings Bank,
Lebanon, New Hampshire. On February 27, 1996, the Company announced definitive agreements for the sale of Green Mountain
Bank's remaining branches and related deposits and loans to ALBANK FSB, Albany, New York, and the sale of Green Mountain
Bank's trust business to Vermont National Bank, Brattleboro,
Vermont. These sales, subject to regulatory approval, are expected to close in the third quarter of 1996. If completed in accordance with the terms of the definitive agreements, the sale to ALBANK may generate for the Company a gain equal to 7.5% of deposits transferred (at June 30, 1996, deposits subject to transfer equaled approximately $108 million), and the sale to Vermont National may generate a gain in excess of $3.0 million, in each case subject to adjustments as provided in the agreements. After the completion of these sales, the Company effectively will have no remaining operations in Vermont.

Concurrent with the announcement of the sale agreements for Green Mountain Bank, the Company announced that the Board of Directors had authorized a stock repurchase program, under which up to $10 million of common stock may be repurchased from time to time on the open market or in privately negotiated transactions, at the discretion of management. During the first six months of 1996, the Company repurchased an aggregate of 390,756 shares of its common stock for a total price of $8.1 million. Pending completion of the sale agreements for the remainder of Green Mountain Bank's operations, the Board of Directors continues to review strategic alternatives for the utilization of the sale proceeds.

Results of Operations

The Company reported earnings of $10.1 million for the first six months of 1996, compared to earnings of $7.3 million for the first half of 1995. Primary earnings per share were $1.82 and $1.28 for the two respective periods. Earnings in the 1996 period include a gain on the sale of the eight Vermont branches to Mascoma Savings
Bank and substantial unanticipated repayments on certain restructured loans. Earnings in the 1995 period included a $5.0 million pre-tax settlement from the Company's financial institution bond company on a claim for losses suffered in earlier periods. Exclusive of nonrecurring items, earnings for the first two quarters of 1996 and 1995 amounted to $5.1 million and $4.6 million, respectively and reflect core earnings per share of $.93 and $.79 for the two respective periods.

The annualized returns on average assets were 2.80% and 1.94% for the first six months of 1996 and 1995, respectively. The annualized returns on average equity were 28.97% and 23.86% for the first half of 1996 and 1995, respectively. Excluding the nonrecurring items, the returns on average assets were 1.56% and 1.20% and the returns on average equity were 15.82% and 14.83%, respectively, for the 1996 and 1995 six month periods.

Total assets were $713.5 million at June 30, 1996, a decrease of $76.3 million or 9.7% from December 31, 1995, principally reflecting the effects of the branch sale to Mascoma Savings Bank on January
15, 1996.

Total shareholders' equity decreased $.9 million to $66.6 million during the first six months of 1996. Decreases to shareholders' equity resulted from the stock repurchase program described above and cash dividends paid during the period and by an increase in the valuation allowance for securities available-for-sale, offset by net earnings for the period. The Company's risk-based capital ratios and Tier 1 leverage ratio significantly exceeded regulatory minimums at period end and all Company banks qualified as "well-capitalized" under federal bank guidelines.

The following table presents the adjustments necessary to arrive at the recurring net income of the Company.

Analysis of Recurring Income
(In Thousands)
                                       Three Months Ended    Six Months Ended
                                        Jun 1996  Jun 1995  Jun 1996  Jun 1995
Net Income, as Reported                   $2,581    $4,940   $10,054    $7,324
Adjustments, net of Tax:
  OREO Transactions                           33       129       155       119
  Net Securities Transactions                 17       ---       (50)      ---
  Gain on Branch Sale                        ---       ---    (4,726)      ---
  Insurance Settlement                       ---    (3,250)      ---    (3,250)
  Restructured Loan Transactions             ---       ---      (323)      ---
  Severance Expenses                         ---       358       ---       358
Recurring Income                          $2,631    $2,177   $ 5,110    $4,551
Earnings Per Share, as Reported           $  .48    $  .86   $  1.82    $ 1.28
Earnings Per Share, Recurring                .49       .38       .93       .79


CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                           $ Change  $ Change    % Change  % Change
Period End Balances:         Jun 1996  Dec 1995  Jun 1995  From Dec  From Jun    From Dec  From Jun
Securities Held-to-Maturity  $ 16,639  $ 13,921  $131,796  $ 2,718   $(115,157)    19.5%    (87.4)%
Securities Available-for-Sale 170,524   178,645    60,592   (8,121)    109,932     (4.5)    181.4
Federal Funds Sold                ---    35,100    24,700  (35,100)    (24,700)  (100.0)   (100.0)
Loans, Net of
  Unearned Income (1)         487,291   517,787   517,165  (30,496)    (29,874)    (5.9)     (5.8)
Allowance for Loan Losses      11,540    12,106    12,183     (566)       (643)    (4.7)     (5.3)
Earning Assets (1)            674,454   745,453   734,243  (70,999)    (59,789)    (9.5)     (8.1)
Total Assets                  713,505   789,790   778,483  (76,285)    (64,978)    (9.7)     (8.3)

Demand Deposits                79,522    94,713    88,845  (15,191)     (9,323)   (16.0)    (10.5)
Savings, NOW and
  MMDA Accounts               286,972   352,302   330,688  (65,330)    (43,716)   (18.5)    (13.2)
Time Deposits of
  $100,000 or More             81,840    57,557    69,410   24,283      12,430     42.2      17.9
Other Time Deposits           162,169   189,881   189,770  (27,712)     (27,601)  (14.6)    (14.5)
Total Deposits                610,503   694,453   678,713  (83,950)     (68,210)  (12.1)    (10.0)
Other Borrowed Funds           24,134    15,297    24,569    8,837         (435)   57.8      (1.8)
Shareholders' Equity           66,575    67,504    64,874     (929)       1,701    (1.4)      2.6
(1) Includes Nonaccrual Loans

Total resources at June 30, 1996 amounted to $713.5 million, a decrease of $76.3 million or 9.7% from year-end 1995, and a
decrease of $65.0 million or 8.3% from June 30, 1995.   The sale of
eight branches of Green Mountain Bank to Mascoma Savings Bank on January 15, 1996 reduced total assets by approximately $93.6 million. This decrease was offset, in part, by growth in the loan portfolios of the Company's two New York based banks, primarily in the area of consumer loans.

Total deposits of $610.5 million at June 30, 1996 decreased $84.0 million from the December 31, 1995 level. Approximately $101.0 million of deposit liabilities were assumed by Mascoma Savings Bank from Green Mountain Bank in the branch sale. Partially offsetting this decrease were deposit increases at the Company's New York based banks attributable to a seasonal influx of municipal deposits, largely in time deposits of $100,000 and over. Total deposits for Green Mountain Bank were $107.9 million at June 30, 1996. Substantially all of Green Mountain Bank's deposits will be assumed by ALBANK under the branch sale agreement discussed in the "Overview" above.

While management of the Company has focused in recent periods on disposing of the Vermont business, the two subsidiary banks in New York have continued to develop plans for growth in their market areas. The following table, presenting average loan balances at the New York banks for the most recent six quarters, indicates a pattern of steady growth.

Quarterly Average Loan Balances in New York
(In Thousands)
                                                          Glens
                                                          Falls       Saratoga
                                                        National     National
                                                          Bank          Bank
First Quarter of 1995                                    $295,164      $47,771
Second Quarter of 1995                                    297,706       48,104
Third Quarter of 1995                                     300,395       49,544
Fourth Quarter of 1995                                    304,333       49,832
First Quarter of 1996                                     308,943       50,676
Second Quarter of 1996                                    315,862       56,455


Total shareholders' equity decreased $.9 million to $66.6 million during the first six months of 1996. The decrease to shareholders' equity resulted from the stock repurchase program discussed above and cash dividends paid during the period and by changes to the available-for-sale investment securities valuation allowance, offset by net earnings for the period. The Company paid a $.17 cash dividend for each of the first two quarters of 1996, which followed dividends of $.16 and $.144 for the fourth and third quarters of 1995, respectively.

Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the two New York banking subsidiaries;
Vermont operations, which are the subject of definitive sale agreements, have been excluded.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters for the Company's New York banks.

Quarterly Average Deposit Balances
(Excludes Vermont Deposits)
(Dollars in Thousands)
                                Jun 1996       Mar 1996       Dec 1995       Sep 1995       Jun 1995
                               Amount    %    Amount    %    Amount    %    Amount    %    Amount     %

Demand Deposits              $ 66,299   13  $ 63,156   13  $ 66,437   13  $ 67,648   14  $ 61,137    13
N.O.W. and Super N.O.W.       104,768   20    99,004   20   103,881   21    88,384   18    86,808    18
Savings and M.M.D.A           142,916   28   145,094   29   142,582   29   150,654   31   155,102    32
Time Deposits of
  $100,000 or More             78,063   15    66,755   14    67,141   14    67,475   14    62,577    13
Other Time Deposits           120,397   24   117,682   24   116,702   23   116,468   23   113,164    24
Total Deposits               $512,443  100  $491,691  100  $496,743  100  $490,629  100  $478,788   100

Average deposits for the Company's New York banks increased
$33.7 million, or 7.0%, from the second quarter of 1995 to the second quarter of 1996. Over the five quarters charted in the table above, the Company experienced a shift in the mix of deposits, with savings and money market accounts decreasing as a percentage of total deposits and N.O.W. accounts and time deposits of $100,000 or more increasing in proportion to total deposits. The ratio of other time deposits to total deposits remained constant over the most recent five quarters.

The Federal Reserve Board attempts to influence the federal funds and prime interest rates by changing the Federal Reserve Bank discount rate. Over the past two years, changes in the discount rate have directly influenced federal funds and prime rates, which in turn have had an impact upon the Company's cost of funds. The
"Quarterly Cost of Deposits" analysis and the Federal Reserve Bank Discount Rate Chart below, demonstrate the positive correlation between changes in the federal discount rate and changes in the Company's cost of funds.


Quarterly Cost of Deposits
(Excludes Vermont Deposits)
                                Jun 1996  Mar 1996  Dec 1995  Sep 1995  Jun 1995
Demand Deposits                     --- %     --- %     --- %     --- %     --- %
N.O.W. and Super N.O.W.            2.69      2.58      2.87      2.62      2.71
Savings and M.M.D.A                2.92      3.00      3.08      3.08      3.09
Time Deposits of $100,000 or More  5.15      5.37      5.59      5.66      5.71
Other Time Deposits                5.23      5.49      5.64      5.60      5.46
Total Deposits                     3.38      3.45      3.57      3.53      3.53

Federal Reserve Bank's Discount Rate Changes 1992 - 1996

Date                          New Rate  Old Rate
January 31, 1996                  5.00%     5.25%
February 1, 1995                  5.25      4.75
November 15, 1994                 4.75      4.00
August 16, 1994                   4.00      3.50
May 17, 1994                      3.50      3.00
July 2, 1992                      3.00      3.50

The increase in the discount rate on February 1, 1995 marked the last in a series of interest rate increases by the Federal Reserve Board which had begun in May of 1994. Rates then held steady for twelve months until the Reserve Board lowered rates by twenty five
basis points on January 31, 1996.   The Company's cost of funds
rose throughout 1994 and into 1995 as a result of these changes. Correspondingly, the cost of deposits reached a plateau for the last three quarters of 1995, and as a result of the January 31, 1996 decrease in the federal discount rate, the cost of deposits decreased twelve basis points in the first quarter of 1996, and decreased an additional seven basis points for the second quarter of 1996.

The following table presents the quarterly average balance by loan type and the percentage of total loans represented by each loan type for each of the most recent five quarters for the Company's
New York banks.

Quarterly Average Loan Balances
(Excludes Vermont Loans)
(Dollars in Thousands)
                                    Jun 1996       Mar 1996       Dec 1995      Sep 1995        Jun 1995
                                   Amount    %    Amount    %    Amount    %    Amount    %    Amount    %
Commercial and  Commercial
  Real Estate                    $ 87,304   23  $ 87,073   24   $ 87,388  25  $ 89,361   25  $ 90,130   26
Residential Real Estate           122,858   33   120,010   33    119,157  34   118,519   34   118,308   34
Home Equity                        28,804    8    29,226    8     29,364   8    29,333    8    29,306    8
Indirect Consumer Loans            92,757   25    82,446   23     78,823  22    75,560   22    72,539   21
Direct Consumer Loans              31,627    9    31,555    9     30,022   8    27,831    8    26,720    8
Credit Card Loans                   8,967    2     9,310    3      9,413   3     9,334    3     8,804    3
Total Loans                      $372,317  100  $359,620  100   $354,167 100  $349,938  100  $345,807  100

Average loans of the Company's New York banks increased at a steady pace over the five most recent quarters. Average loans for the second quarter of 1996 had increased by $26.5 million, or 7.7%, from the second quarter of 1995. While most categories of loans either increased or maintained a relatively constant level, indirect consumer loans and commercial loans demonstrated the most significant change. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of overall loan portfolio of the New York banks, these loans increased from 21% to 25% during the period from the second quarter of 1995 to the second quarter of 1996. During the same period, commercial and commercial real estate loans decreased in both total footings and as a percent of total loans.

Quarterly Taxable Equivalent Yield on Loans
(Excludes Vermont Loans)
                                Jun 1996  Mar 1996  Dec 1995  Sep 1995  Jun 1995
Commercial and
  Commercial Real Estate           9.22%     9.98%    10.07%    10.21%    10.26%
Residential Real Estate            8.42      8.55      8.47      8.42      8.67
Home Equity                       19.03      9.40      9.76      9.91     10.03
Indirect Consumer Loans            8.52      8.62      8.56      8.50      8.36
Direct Consumer Loans              2.21      9.43      9.90      9.83     10.26
Credit Card Loans                 16.55     16.45     15.64     16.45     16.72
Total Loans                        9.12      9.26      9.30      9.35      9.46


Yields on the Company's loan portfolio for its New York banks peaked in the second quarter of 1995 and decreased in each of the subsequent quarters, reflecting the general trend in interest rates.

The following table presents information related to the Company's allowance and provision for loan losses for each of the past five
quarters.   The provision for loan losses and net charge-offs are
reported on a year-to-date basis, and are annualized when expressed as numerators in ratios.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                        Jun 1996    Mar 1996    Dec 1995    Sep 1995    Jun 1995
Loan Balances:
Period End Loans                        $487,291    $479,848    $517,787    $515,935    $517,165
Average Loans, Year-to-Date              484,473     482,640     513,266     512,515     511,909


Allowance for Loan Losses,
  Begin of Period                        $12,106     $12,106     $12,338     $12,338    $12,338
Transfer Pursuant to Branch Sale            (596)       (596)        ---         ---        ---
Provision for Loans Losses, YTD              448         224       1,170         640        360
Net Charge-offs, YTD                        (418)       (265)     (1,402)       (599)      (515)
Allowance for Loan Losses,
  End of Period                          $11,540     $11,469     $12,106     $12,379    $12,183


Nonaccrual Loans                          $2,962      $3,247     $ 4,244     $ 4,927     $5,060
Loans Past due 90 or More Days
  and Still Accruing Interest                806         957         111         371        327
Loans Restructured and in
 Compliance with Modified Terms              ---         ---         ---         ---        ---
Total Nonperforming Loans                  3,768       4,204       4,355       5,298      5,387
Other Real Estate Owned                      540       2,215       2,410       2,703      2,785
Total Nonperforming Assets                $4,308      $6,419     $ 6,765     $ 8,001     $8,172


Performance Ratios:

Allowance to Nonperforming Loans          306.26%     272.81%     277.98%    233.65%    226.17%
Allowance to Period End Loans               2.37        2.39         2.34      2.40       2.36
Provision to Average Loans (1)              0.19        0.19         0.23      0.17       0.14
Net Charge-offs to Average Loans (1)        0.17        0.22         0.27      0.16       0.20
Nonperforming Assets to Loans & OREO        0.88        1.33         1.30      1.54       1.57
(1) Annualized



The Company's nonperforming assets (including both New York and Vermont operations) at June 30, 1996 amounted to $4.3 million, a decrease of $2.5 million or 36.3% from December 31, 1995 and a decrease of $3.9 million, or 47.3%, from June 30, 1995. The decrease from year-end was primarily attributable to the sale of two sizable OREO properties during the second quarter of 1996. Of the $4.3 million in nonperforming assets at June 30, 1996, $3.0 million was attributable to the New York banks, and the remaining $1.3 million was attributable to Green Mountain Bank.

The provision for loan losses was $448 thousand for the first two quarters of 1996, compared to a provision of $360 thousand for the
first two quarters of 1995.   On an annualized basis, the ratio of the
second quarter provision to average loans was .19%, slightly in excess of the annualized ratio for the period's net charge-offs to
average loans of .17%.   The provision for the six months ended
June 30, 1996 was deemed adequate, in light of the Company's high coverage ratio compared to industry norms. The coverage ratio, defined as the ratio of the allowance for loan losses to nonperforming loans, was 306.26% at June 30, 1996.



CAPITAL RESOURCES

Shareholders' equity was $66.6 million at June 30, 1996, a decrease of $929 thousand or 1.4% from December 31, 1995. The decrease in shareholders' equity was primarily attributable to the repurchase of 390,756 shares of the Company's common stock at an aggregate cost of $8.1 million and cash dividends of $1.8 million and
by an increase of $1.6 million to the valuation allowance for securities classified as available-for-sale, offset by net earnings
for the period.   The valuation allowance was established upon the
December 31, 1993 adoption of SFAS No. 115 which requires that securities available-for-sale be carried at fair value through a valuation reserve in shareholders' equity.

The Company and its subsidiaries are currently subject to two capital guidelines, a leverage ratio test and a risk-based capital measure.
The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially greater minimum ratios. The
FDIC Improvement Act ("FDICIA") of 1991 mandated actions to be taken by banking regulators for various levels of undercapitalization of financial institutions as measured by these capital ratios. FDICIA established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 1996, the Tier
1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                    Tier 1       Total
                                                Risk-Based  Risk-Based
                                       Leverage    Capital     Capital
                                          Ratio      Ratio       Ratio
Arrow Financial Corporation                9.04%     14.46%      15.73%
Glens Falls National Bank & Trust Co.      7.79      13.77       15.03
Saratoga National Bank & Trust Co.         7.32       9.46       10.71
Green Mountain Bank                       16.53      21.70       23.01

Regulatory Minimum                         3.00       4.00        8.00
FDICIA's "Well-Capitalized" Standard       5.00       6.00       10.00

All capital ratios for the Company and its subsidiary banks at June 30, 1996 were above minimum capital standards for financial
institutions.   Additionally, all Company and subsidiary bank capital
ratios at that date were above FDICIA's "well-capitalized" standard.

The following table presents the cash dividends paid in 1996 and 1995, restated for the November 1995 four percent stock dividend.
 On July 25, 1996, the Company declared a dividend of $.17 payable on September 16, 1996.

Quarterly Dividends
                                                     1996       1995
First Quarter                                       $.170      $.125
Second Quarter                                       .170       .135
Third Quarter                                        .170       .144
Fourth Quarter                                        N/A       .160

Second Quarter Core Earnings Per Share               $.49       $.38

Dividend Payout Ratio: (Third quarter dividends as
    a percent of second quarter core
    earnings per share)                              34.7%      37.9%

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided on an ongoing basis through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. These "core" balances consist of demand deposits, savings, N.O.W. and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Historically, the Company has maintained high levels of core deposits. At June 30, 1996, core deposits represented more than 74% of the Company's total assets and stockholders' equity at a level of 9.3% of total assets represented another substantial source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 14.9% of total assets at June 30, 1996.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. Federal funds purchased are thus a source of short-term liquidity. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During the second quarter of 1996, average federal funds sold amounted to $2.5 million and average federal funds purchased were $2.3 million. At June 30, 1996, federal funds purchased amounted to $3.3 million.

Apart from federal funds purchased, securities available-for-sale represent the Company's primary means of meeting short-term liquidity needs. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At June 30, 1996, securities available-for-sale amounted to $170.5 million and averaged $171.6 million for the quarter then ended.

Other short-term sources of funds include term federal funds arrangements with correspondent banks and a borrowing arrangement with the Federal Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.


 INTEREST RATE RISK

While managing liquidity, the Company must monitor and control interest rate risk. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-backed assets, possible early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. While many of the Company's loan products are indexed to independent rates, such as prime rates or treasury notes, the rates on most deposit products are set by management pricing committees.

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristic of each individual interest-bearing asset and liability under a variety of interest rate projections. The Company obtains interest rate projections from a third party provider of economic data. These projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. As a base, the Company projects net interest income for the ensuing twelve months for the most likely interest rate projection and for a no-change scenario. Exposures to rising or falling rates are then calculated for a wide dispersion of possible interest rate scenarios. For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates.

 At June 30, 1996, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk.

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





RESULTS OF OPERATIONS:   Three Months Ended June 30, 1996 Compared With
                         Three Months Ended June 30, 1995

Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                             Jun 1996  Jun 1995   $ Change  % Change
Net Income                                 $2,581    $4,940    $(2,359)    (47.7)%
Earnings Per Share                            .48       .86       (.38)    (44.2)
Return on Assets                             1.44%     2.57%     (1.13)%   (44.0)
Return on Equity                            15.44%    30.87%    (15.43)%   (50.0)

Recurring Earnings:                      Jun 1996  Jun 1995   $ Change  % Change
Net Income                                 $2,631    $2,177      $ 454      20.9%
Earnings Per Share                            .49       .38        .11      28.9
Return on Assets                             1.47%     1.13%       .34%     30.1
Return on Equity                            16.81%    13.64%      3.17%     23.2

The Company's net income for the three month period ended June
30, 1996 was $2.6 million, which compared to earnings of $4.9
million for the second quarter of 1995.   Earnings per share for the
two respective periods were $.48 and $.86. The $2.4 million decrease in earnings, or $.38 per share, was primarily attributable to receipt by the Company during the 1995 period of a $5.0 million (pre-tax) payment from its financial institution bond company, in settlement of a lawsuit filed by the Company in 1994 for claimed losses recognized in 1991 resulting from the fraudulent actions of two former officers of Green Mountain Bank.

As adjusted for nonrecurring items, net income increased $454 thousand, or 20.9% from the second quarter of 1995 to the second quarter of 1996. Net interest income and other income for the second quarter of 1996, as adjusted for nonrecurring items, were both below the 1995 period. These decreases were more than offset, however, by a favorable reduction in noninterest (other)
expense between the two periods.   These and other changes are
reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Jun 1996  Jun 1995  $ Change   % Change
Interest Income                         $ 14,169  $ 15,238   $(1,069)     (7.0)%
Interest Expense                           5,475     6,286      (811)    (12.9)
Net Interest Income                     $  8,694  $  8,952   $  (258)     (2.9)

Average Earning Assets (1)              $675,480  $724,829  $(49,349)     (6.8)%
Average Paying Liabilities               557,017   612,387   (55,370)     (9.0)
Taxable Equivalent Adjustment                154       195       (41)    (21.0)

Yield on Earning Assets (1)                 8.44%     8.43%     0.01%      0.1%
Cost of Paying Liabilities                  3.96      4.12     (0.16)     (3.9)
Net Interest Spread                         4.48      4.31      0.17       3.9
Net Interest Margin                         5.18      4.95      0.23       4.6

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the second quarter of 1996 decreased $257 thousand, or 2.9%, from net interest income in the second quarter of 1995. The change from the 1995 period was primarily attributable to a $49.3 million or a 6.8% decrease in average earning assets. The decrease in earning assets principally resulted from the sale by Green Mountain Bank of loans and other assets to Mascoma Savings Bank, as part of the sale of eight branches in January 1996. The change in net interest income between the periods was positively impacted by the fact that the decrease in average paying liabilities exceeded the decrease in average earning assets by $6.0 million.

Net interest income for the second quarter of 1996 as compared to the second quarter of 1995 also received a benefit from the changing interest rate environment. While the yield on earning assets remained virtually unchanged, the cost of paying liabilities decreased by 17 basis points.

The provision for loan losses was $224 thousand for the quarter ended June 30, 1996, compared to a provision of $230 thousand for the 1995 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.


Other Income

Summary of Other Income
(Dollars in Thousands)
                                        Jun 1996   Jun 1995  $ Change   % Change
Income From Fiduciary Activities          $  989     $  968   $    21        2.2%
Fees for Other Services to Customers       1,024      1,164      (140)     (12.0)
Net Losses on Securities Transactions        (30)       ---       (30)       ---
Other Operating Income                       218      5,231    (5,013)     (95.8)
  Total Other Income                      $2,201     $7,363   $(5,162)     (70.1)
Without Regard to the
   1995 Bond Settlement:
Other Operating Income                    $  218     $  231   $   (13)      (5.6)%
Total Other Income                         2,201      2,363      (162)      (6.9)

The principal source of other income (i.e. noninterest income) for the second quarter of 1995, and the primary reason that other income for the 1995 period exceeded other income for the 1996 period by $5.2 million, was the Company's receipt in May 1995 of a $5.0 million payment from its financial institution bond company, in settlement of a lawsuit filed by the Company in 1994 for losses suffered in 1991 and claimed to have been covered under the Company's $7.0 million financial institution bond.

Without regard to the bond settlement, other income decreased $162 thousand or 6.9% between the second quarter of 1995 and the second quarter of 1996. Income from fiduciary services increased $21 thousand or 2.2% from the 1995 period to the 1996 period. Income from fiduciary activities was not significantly affected by the sale of Green Mountain Bank branches to Mascoma Savings
Bank. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $140 thousand or 12.0% primarily due to the Mascoma transaction. Other operating income (primarily credit card processing income and gains on the sale of other real estate owned, loans and other assets) decreased $13 thousand. The decrease, again, was primarily due to the Mascoma transaction. During the second quarter of 1996 the Company recognized a loss of $30 thousand on the sale of $14.0 million of securities from the portfolio of securities classified as available-for-sale. The sales were effected for the primary purpose of reinvestment at a higher yield, and secondarily to extend the maturity date on the available-for-sale portfolio.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Jun 1996  Jun 1995   $ Change   % Change
Salaries and Employee Benefits             $3,840    $4,599    $  (759)     (16.5)%
Occupancy Expense of Premises, Net            453       522        (69)     (13.2)
Furniture and Equipment Expense               413       498        (85)     (17.1)
Other Operating Expense                     1,797     2,606       (809)     (31.0)
 Total Other Expense                       $6,503    $8,225    $(1,722)     (20.9)
Without Regard to Severance Expenses &
  OREO Transactions:
Salaries and Employee Benefits             $3,840    $4,048    $  (208)      (5.1)%
Other Operating Expense                     1,747     2,408       (661)     (27.5)
Total Other  Expense                        6,453     7,476     (1,023)     (13.7)

Other (i.e. noninterest) expense decreased $1.7 million or 20.9% from the second quarter of 1995 to the second quarter of 1996. While the Company experienced decreases in all major categories of other expense, the major reductions occurred in the areas of salaries and employee benefits and other operating expense. The principal reason for the decrease to salaries and benefits was a one-time expending, in the 1995 period, of severance benefits. Following the sale of eight branches to Mascoma Savings Bank in January of 1996, the Company experienced reductions in most areas of other operating expense. Two factors in the decrease from 1995 to 1996, not effected by the Mascoma transaction, were the reduced FDIC deposit insurance premiums that took effect in the third quarter of 1995 and a decrease in the costs to sell and carry OREO properties.

After making adjustments for the nonrecurring items (OREO liquidations and severance expense), total other expense decreased $1.0 million or 13.7% from the second quarter
of 1995 to the 1996 period.   Salaries and employee benefits, as
thus adjusted for nonrecurring expenses, decreased $208 thousand between the periods. This decrease, along with the $69 thousand decrease in occupancy expense, and the $85 decrease in furniture and equipment expense, reflected both the effect of the Mascoma transaction and the Company's continued effort to reduce operating
expenses.   Other operating expense, as thus adjusted, decreased
by $661 thousand or 27.5% between the second quarter of 1995 and 1996.


Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                 Jun 1996   Jun 1995    Change
Provision for Income Taxes                         $1,433     $2,725   $(1,292)
Effective Tax Rate                                  35.70%     35.55%     0.15%


The provisions for federal and state income taxes amounted to $1.4 million and $2.7 million for the second quarter of 1996 and 1995, respectively. The effective tax rate was virtually unchanged.



RESULTS OF OPERATIONS: Six Months Ended June 30, 1996 Compared With
                       Six Months Ended June 30, 1995

Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                              Jun 1996  Jun 1995   $ Change  % Change
Net Income                                 $10,054    $7,324     $2,730      37.3%
Earnings Per Share                            1.82      1.28        .54      42.2
Return on Assets                              2.80%     1.94%      0.86%     44.3
Return on Equity                             28.97%    23.86%      5.11%     21.4

Recurring Earnings:                       Jun 1996  Jun 1995   $ Change  % Change
Net Income                                  $5,110    $4,550      $ 560      12.3%
Earnings Per Share                             .93       .79        .14      17.7
Return on Assets                              1.43%     1.21%       .22%     18.2
Return on Equity                             15.82%    14.83%      0.99%      6.7

The Company's net income was $10.1 million for the first six months of 1996, compared to earnings of $7.3 million for the first six months of 1995. Earnings per share were $1.82 and $1.28 for the two respective periods. The $2.7 million increase in earnings, or $.54 per share, as discussed in more detail in the quarterly analysis above, reflected the gain on the sale of eight branches to Mascoma Savings Bank in January of 1996, offset in part by receipt in June 1995 of the $5.0 million settlement under the Company's financial institution bond. The other major factor was the period-to-period decrease in other (i.e. noninterest) expense.

Adjusting for the nonrecurring events in both periods, as further discussed in the following analysis, net income for the first half of 1996 increased $560 thousand or 12.3% over the first half of 1995.
The period-to-period change for the first half of 1996 as compared to the first half of 1995 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Jun 1996  Jun 1995   $ Change   % Change
Interest Income                          $ 28,871  $ 29,817     $ (946)     (3.2)%
Interest Expense                           11,051    11,784       (733)     (6.2)
Net Interest Income                      $ 17,820  $ 18,033     $ (213)     (1.2)

Average Earning Assets (1)               $677,776  $712,707   $(34,931)     (4.9)%
Average Paying Liabilities                556,799   603,093    (46,294)     (7.7)
Taxable Equivalent Adjustment                 307       378        (71)    (18.8)

Yield on Earning Assets (1)                  8.57%     8.44%      0.13%      1.5%
Cost of Paying Liabilities                   3.99      3.94       0.05       1.3
Net Interest Spread                          4.58      4.50       0.08       1.8
Net Interest Margin                          5.29      5.10       0.19       3.7

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the first half of 1996 decreased $213 thousand from the first half of 1995. The decrease in net interest income in the 1996 period was primarily attributable to a 4.9% decrease in average earning assets.
The decrease in net interest income was offset to some extent by the fact that the decrease in average paying liabilities exceeded the decrease in average earning assets by $11.3 million.

Net interest income for the first two quarters of 1996 as compared to the first two quarters of 1995 also received a benefit from unexpected repayments received on two major loans at Green
Mountain Bank that had been restructured in earlier periods.
Excluding the effect of the repayments on the restructured loans, the yield on earning assets for the 1996 period would have been 8.42%, a decrease of two basis points below the yield for the first six months of 1995.

Average earning assets amounted to $677.8 million for the first half of 1996, a $34.9 million, or 4.9%, decrease from the first half of
1995.   The 4.9% decrease in average earning assets compares to
a 7.7% decrease in average paying liabilities. The decrease between the two periods in both earning assets and paying liabilities was primarily attributable to the sale of eight branches to Mascoma Savings Bank in January 1996. Both of the Company's New York based banks experienced loan portfolio growth.

The provision for loan losses was $448 thousand for the six month period ended June 30, 1996, compared to a provision of $360 thousand for the 1995 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Jun 1996  Jun 1995   $ Change    % Change
Income From Fiduciary Activities          $ 1,959    $1,945     $   14        0.7%
Fees for Other Services to Customers        2,038     2,303       (265)     (11.5)
Net Gains on Securities Transactions           82       ---         82        ---
Gain on the Disposition of Branches         7,091       ---      7,091        ---
Other Operating Income                        499     5,494     (4,995)     (90.9)
 Total Other Income                       $11,669    $9,742     $1,927       19.8

Without Regard to the Bond
  Settlement (1995) and
  Branch Sale (1996):
Other Operating Income                    $   499   $   494     $    5        1.0
Total Other Income                          4,578     4,742       (164)      (3.5)

Other income (i.e. noninterest income) for the first two quarters of 1996 reflected the $7.1 million gain on the Mascoma transaction, while other income for the 1995 period reflected the $5.0 million settlement payment received in May 1995 from the Company's financial institution bond company, discussed under "Other Income" in the three month comparison, above.

Without regard to the branch sale and bond settlement, other income decreased $164 thousand or 3.5% for the first half of 1996 compared with the first half of 1995. Income from fiduciary services increased $14 thousand or 0.7% over the first half of 1995. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $265 thousand or 11.5% between the periods, primarily due to the Mascoma transaction.
Other operating income (primarily credit card processing income and gains on the sale of loans and other assets) was virtually unchanged from the prior-year period.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Jun 1996  Jun 1995   $ Change   % Change
Salaries and Employee Benefits            $ 7,740  $  8,525    $  (785)      (9.2)%
Occupancy Expense of Premises, Net            978     1,068        (90)      (8.4)
Furniture and Equipment Expense               870     1,000       (130)     (13.0)
Other Operating Expense                     3,696     5,034     (1,338)     (26.6)
 Total Other Expense                      $13,284   $15,627    $(2,343)     (15.0)

Without Regard to Severance Expenses &
  OREO Transactions:
Salaries and Employee Benefits            $ 7,740   $ 7,974    $  (234)      (2.9)%
Other Operating Expense                     3,455     4,851     (1,396)     (28.8)
Total Other  Expense                       13,043    14,893     (1,850)     (12.4)

Other (i.e. noninterest) expense decreased $2.3 million, or 15.0%, between the first half of 1995 and the first half of 1996. While the Company experienced decreases in all major categories of other expense, the major reductions occurred in the areas of salaries and employee benefits and other operating expense. The principal reason for the decrease to salaries and benefits was a one-time expending, in the 1995 period, of severance benefits. After consummation of the Mascoma transaction in January 1996, the Company experienced reductions in most areas of other operating expense. The primary factor in the decrease from 1995 to 1996, not effected by the Mascoma transaction, was the reduction in FDIC deposit insurance premiums that took effect in the third quarter of 1995.

After making adjustments for the nonrecurring items (OREO liquidations and severance expense), total other expense decreased $1.9 million, or 12.4%, in the first half of 1996 as
compared to the 1995 period.   Salaries and employee benefits, as
thus adjusted, decreased $234 thousand between the periods.
This decrease, together with the $90 thousand decrease in occupancy expense and the $130 thousand decrease in furniture and equipment expense, reflected both the effect of the Mascoma transaction and the Company's continued effort to reduce operating
expenses.   Other operating expense, as thus adjusted, decreased
by $1.4 million or 28.8% between the two periods.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                Jun 1996    Jun 1995      $ Change
Provision for Income Taxes                        $5,396      $4,086        $1,310
Effective Tax Rate                                 34.93%      35.81%      ( 0.88)%

The provisions for federal and state income taxes amounted to $5.4 million and $4.1 million for the first six months of 1996 and 1995,
respectively.    The decrease in the effective tax rate from 1995 to
1996 reflected the fact that much of the gain in the 1996 period (i.e., that attributable to the Vermont branch sale) was not directly subject to state income tax.


      PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

       The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

       The Company's subsidiary banks are parties to various legal claims which have arisen in the normal course of their business. The banks, especially Green Mountain
       Bank, have in recent years encountered claims against them grounded in lender liability of the sort which have increasingly burdened banks everywhere. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks, including such lender liability claims, will not, in the current opinion of management, likely result in any material liability to the subsidiary banks or the Company.


Item 2.     Changes in Securities - None


Item 3.     Defaults Upon Senior Securities - None


Item 4.     Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of
       Shareholders held April 24, 1996,
       shareholders elected the following
       directors to serve three-year  terms expiring
       in 1999:
                                                     Withhold     Broker
       Director                               For   Authority  Non-Votes
       Michael B. Clarke                3,575,201      37,561        ---
       Kenneth C. Hopper, MD..          3,575,326      37,436        ---
       Michael F. Massiano              3,575,328      37,434        ---
       Doris E. Ornstein                3,567,683      45,079        ---


Item 5.    Other Information - None


Item 6.    Exhibits and Reports Filed on Form 8-K

       Exhibit 27      Financial Data Schedule
                      (with electronic filing only)

    No reports on Form 8-K were filed during the Quarter ended June 30, 1996.


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:   August 8, 1996

                                          s/ Michael F. Massiano
                                          Michael F. Massiano, Chairman and
                                          President (Chief Executive Officer)


Date:   August 8, 1996

                                          s/ John J. Murphy
                                          John J. Murphy, Executive Vice
                                          President and Treasurer/CFO
                                         (Principal Financial Officer and
                                          Principal Accounting Officer)