Form 10-Q
period 1996-09-30
ARROW FINANCIAL CORP
filed 1996-11-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.

                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended September 30, 1996



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class           Outstanding as of October 31, 1996
Common Stock, par value $1.00 per share                5,771,416








      ARROW FINANCIAL CORPORATION
               FORM 10-Q
           SEPTEMBER 30, 1996


                 INDEX


PART I FINANCIAL INFORMATION

     Consolidated Balance Sheets as of September 30, 1996
          and December 31, 1995

     Consolidated Statements of Income for the Three Month and Nine Month Periods Ended September 30,
          1996 and 1995

     Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1996 and 1995

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Overview
               Disposition of Vermont Operations
               Results of Operations
               Summary of Recurring Income

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


PART II   OTHER INFORMATION

SIGNATURES

                      PART I - FINANCIAL INFORMATION


       ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              9/30/96  12/31/95
ASSETS
Cash and Due from Banks                                      $ 22,779 $  23,406
Federal Funds Sold and Securities Purchased Under

  Agreements to Resell                                         22,000    35,100
Securities Available-for-Sale                                 176,710   178,645
Securities Held-to-Maturity:  (Approximate Fair Value of

  $18,773 in 1996 and $14,508 in 1995)                         18,337    13,921


Loans and Leases                                              381,683   517,787
  Less:  Allowance for Loan Losses                             (5,549)  (12,106)
     Net Loans and Leases                                     376,134   505,681


Premises and Equipment                                          9,772    13,888
Other Real Estate Owned                                           225     2,410
Other Assets                                                   13,669    16,739
      Total Assets                                           $639,626  $789,790


LIABILITIES

Deposits:

  Demand                                                   $   70,223 $  94,713
  Regular Savings, N.O.W. & Money Market Deposit Accounts     256,623   352,302
  Time Certificates of $100,000 or More                        73,721    57,557
  Other Time Deposits                                         130,245   189,881
      Total Deposits                                          530,812   694,453
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under

    Agreements to Repurchase                                   12,852    14,045
  Other Short-Term Borrowings                                   6,698     1,252
Other Liabilities                                              15,894    12,536
      Total Liabilities                                       566,256   722,286



SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
  (6,577,037 Shares Issued in 1996 and 5,979,124
   Shares Issued in 1995)                                       6,577     5,979
Surplus                                                        54,323    40,938
Undivided Profits                                              25,704    24,296
Valuation Allowance for Securities Available-for-Sale            (268)    1,152
Unallocated ESOP Shares (14,233 in 1996 and 43,130 in 1995)      (210)     (700)
Treasury Stock (777,777 Shares in 1996 and
  309,833 in 1995, at Cost)                                   (12,756)   (4,161)
      Total Shareholders' Equity                               73,370    67,504
      Total Liabilities and Shareholders' Equity             $639,626  $789,790


               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                                Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                                      1996   1995    1996  1995
INTEREST INCOME
Interest and Fees on Loans and Leases              $10,933  $12,043   $33,520  $35,617
Interest on Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                  193       512      363      767
Interest and Dividends on Securities
  Available-for-Sale                                 2,789       961    8,197    2,726
Interest and Dividends on Securities
  Held-to-Maturity                                     243     1,917      642    5,762
  Total Interest Income                             14,158    15,433   42,722   44,872
INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More               1,157     1,036    3,144    2,743
 Other Deposits                                      4,375     5,229   13,008   14,698
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                       171       144      536      448
 Other Short-Term Borrowings                            47        71      113      170
Interest on Long-Term Debt                             ---        24      ---      229
  Total Interest Expense                             5,750     6,504   16,801   18,288
NET INTEREST INCOME                                  8,408     8,929   25,921   26,584
Provision for Loan Losses                              224       280      672      640
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          8,184     8,649   25,249   25,944

OTHER INCOME
Income from Fiduciary Activities                       901       946    2,860    2,891
Fees for Other Services to Customers                 1,062     1,225    3,100    3,528
Net Gains on Securities Transactions                   ---       ---       82      ---
Other Operating Income                               7,931       285   15,520    5,735
  Total Other Income                                 9,894     2,456   21,562   12,154
OTHER EXPENSE
Salaries and Employee Benefits                       3,890     4,200   11,630   12,724
Occupancy Expense of Premises, Net                     435       488    1,413    1,556
Furniture and Equipment Expense                        425       474    1,295    1,474
Other Operating Expense                              1,500     2,015    5,195    7,006
  Total Other Expense                                6,250     7,177   19,533   22,760

INCOME BEFORE PROVISION FOR INCOME TAXES            11,828     3,928   27,278   15,338
Provision for Income Taxes                           4,056     1,438    9,452    5,524
NET INCOME                                         $ 7,772   $ 2,490  $17,826  $ 9,814

Average Shares Outstanding                           5,860     6,264    5,993    6,291

Per Common Share:
Earnings                                            $ 1.33   $   .40   $ 2.97   $ 1.56
Dividends Declared                                     .16       .13      .46      .37
Book Value                                           12.68     10.55    12.68    10.55


Per share amounts have been adjusted for the November 1, 1996 ten percent stock dividend declared September 25, 1996.

                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                             Nine Months Ended
                                                              September 30,
                                                                1996      1995
Operating Activities:
Net Income                                                    $17,826   $ 9,814
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities:
 Provision for Loan Losses                                        672       640
 Provision for Other Real Estate Owned Losses                      54       107
 Provision for Impairment of Long-Lived
   Assets to Be Disposed Of                                     1,805       ---
Depreciation and Amortization                                   1,007     1,262
 Compensation Expense for Allocated ESOP Shares                   133       ---
Gains on the Sale of Securities Available-for-Sale               (228)      ---
 Losses on the Sale of Securities Available-for-Sale              146       ---
Proceeds from the Sale of Loans                               151,422    10,802
 Net Losses (Gains) on the Sale of Loans,
   Fixed Assets and Other Real Estate Owned                       260       (56)
 Decrease (Increase) in Deferred Tax Assets                       596       405
 Decrease (Increase) in Interest Receivable                     1,352      (605)
 Increase (Decrease) in Interest Payable                         (384)    1,180
 Decrease (Increase) in Other Assets                            1,907    (1,322)
 Increase (Decrease) in Other Liabilities                       3,742     2,537
Net Cash Provided By Operating Activities                     180,310    24,764
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale        32,252       ---
Proceeds from the Maturities of
  Securities Available-for-Sale                                30,568    24,024
Purchases of Securities Available-for-Sale                    (63,322)  (33,477)
Proceeds from the Maturities of Securities Held-to-Maturity       659     5,020
Purchases of Securities Held-to-Maturity                       (5,084)   (5,885)
Net Increase in Loans and Leases                              (22,311)  (21,204)
Proceeds from the Sale of Fixed Assets
  and Other Real Estate Owned                                   4,735     1,194
Purchase of Fixed Assets                                         (983)     (468)
Net Cash Used In Investing Activities                         (23,486)  (30,796)
Financing Activities:
Net (Decrease) Increase in Deposits                          (163,641)   53,925
Net (Decrease) Increase in Short-Term Borrowings                4,253    (4,222)
Repayment of Long-Term Debt                                       ---    (4,430)
Purchase of Treasury Stock                                     (8,706)     (892)
Sale of Treasury Stock for Exercise of Stock Options              250       ---
Disqualifying Disposition of ISO Shares                            33       ---
Other Equity Transactions                                         ---        30
Cash Dividends Paid                                            (2,740)   (2,301)
Net Cash Provided By (Used In) Financing Activities          (170,551)   42,110
Net Increase (Decrease) in Cash and Cash Equivalents          (13,727)   36,078
Cash and Cash Equivalents at Beginning of Period               58,506    34,624
Total Cash and Cash Equivalents                              $ 44,779   $70,702

Cash and Cash Equivalents:
 Cash and Due from Banks                                      $22,779   $23,302
 Federal Funds Sold and Securities
  Purchased Under Agreements to Resell                         22,000    47,400
Total Cash and Cash Equivalents                               $44,779   $70,702

Supplemental Cash Flow Information:
 Interest Paid                                                $17,185   $17,108
 Income Taxes Paid                                              7,845     4,608
 Transfer of Loans to Other Real Estate Owned                     303       585
 Change in the Valuation Allowance for
   Securities Available-for-Sale                             (1,420)    1,119
 Other Equity Transactions                                        ---        92
 Guarantee of ESOP Debt                                           ---    (1,173)
 Reduction of Unallocated ESOP Shares                             490       249
 Cancellation of Debentures by Exercise of
   Cancellable Mandatory Stock Purchase Contracts                 ---       370


ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FORM 10-Q
           SEPTEMBER 30, 1996


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation
(the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995; the results of operations for the three and nine month periods ended September 30, 1996 and September 30, 1995; and the statements of cash flows for the nine month periods ended
September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 1996 presentation. Per share amounts have been restated to reflect the November 1, 1996 ten percent stock dividend, declared September 25, 1996.


2.  Derivative Financial Instruments

In October 1994, the FASB released SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial
Instruments."   SFAS No. 119 requires disclosures about amounts,
nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, "Disclosure of Information about Financial
Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", because they do not
result in off-balance-sheet risk of accounting loss. SFAS No. 119 also requires disclosures in addition to the requirements of SFAS No. 105 and No.
107, "Disclosures about Fair Value of Financial Instruments."   For
the Company, SFAS No.119 is effective for financial statements
issued after 1995.   The Company does not trade in derivative
financial instruments and as of September 30, 1996 did not use derivative financial instruments to hedge its interest rate risk position. Consequently, as of September 30,1996 and December 31, 1995,
SFAS No. 119 would not have required the Company to provide disclosures in addition to those already required by SFAS No. 105 and SFAS No. 107.

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

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           SEPTEMBER 30, 1996

OVERVIEW

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are: Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York. During the third quarter of 1996, the Company completed the disposition of its Vermont banking operations, formerly conducted through its wholly-owned subsidiary, Green Mountain Bank, by completing the second and third of three sale transactions.

This report contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company, including certain predictive statements about a nonrecurring income item anticipated to be included in fourth quarter earnings. See "Disposition of Vermont Operations", below. These forward looking statements are subject to various factors which could cause actual results to differ materially from those contemplated by such forward looking statements. These factors include, but are not limited to, the possibility that certain contingent payments expected to be received by the Company in connection with the earlier sale of its Vermont trust operations will not be received, and the possible development of adverse general economic conditions or an adverse interest rate environment.

Disposition of Vermont Operations

On August 30, 1996, the Company completed the sale of Green
Mountain Bank's trust business to Vermont National Bank of Brattleboro, Vermont. A month later, on September 28, 1996, the Company completed the sale of the remaining six branches of Green Mountain Bank to ALBANK, FSB, of Albany, New York.
These transactions, along with the January 15, 1996 sale of eight branches of Green Mountain Bank to Mascoma Savings Bank, of
Lebanon, New Hampshire, concluded the Company's banking operations in Vermont. All three sales included provisions for post-closing events. The agreement with Vermont National Bank provides for an additional payment from Vermont National to the Company in the fourth quarter of 1996 of up to $570,000, contingent upon Vermont National's meeting certain business retention goals for the acquired business. The Company expects to receive some level of contingent payment, but can give no assurances and will not recognize any income until receipt of any such payments. For each of the three sale transactions, the Company provided the buyers with certain warranties for which the Company has established reserves.

In October of 1996, the Company announced that the Board of Directors had authorized a stock repurchase program, pursuant to which up to $10 million of common stock may be repurchased from time to time on the open market or in privately negotiated transactions, at the discretion of management. Based on the Company's outstanding shares and the market price for the Company's common stock at September 30, 1996, this authorized repurchase amount, if fully expended, would represent approximately 8.2% of the Company's outstanding stock. This authorized repurchase amount in October was in addition to the $10 million stock repurchase program authorized by the Board of Directors and announced in January 1996. During the first nine months of 1996, the Company repurchased an aggregate of 418,256 shares of its common stock for a total price of $8.7 million. The Board of Directors continues to review other alternatives for utilization of capital.

Results of Operations

The Company reported earnings of $17.8 million for the first nine months of 1996, compared to earnings of $9.8 million for the first nine months of 1995. Primary earnings per share were $2.97 and $1.56 for the two respective periods. Earnings in the 1996 period included gains on the sales of the Vermont operations cited above and substantial unanticipated repayments on certain restructured loans. Earnings in the 1995 period included a $5.0 million pre-tax settlement payment received from the Company's financial institution bond company on a claim for losses suffered in earlier periods. Exclusive of nonrecurring items, earnings for the first nine months of 1996 and 1995 amounted to $7.7 million and $7.1 million, respectively and reflected core earnings per share of $1.29 and $1.12 for the two respective periods.

The annualized returns on average assets were 3.28% and 1.70% for the first nine months of 1996 and 1995, respectively. The annualized returns on average equity were 34.42% and 20.82% for the first nine months of 1996 and 1995, respectively. Excluding the nonrecurring items, the returns on average assets were 1.43% and 1.22% and the returns on average equity were 16.08% and 14.97%, respectively, for the 1996 and 1995 nine month periods.

Total assets were $639.6 million at September 30, 1996, a decrease of $150.2 million or 19.0% from December 31, 1995, reflecting the sale of the Company's Vermont operations partially offset by modest growth in the Company's New York banking operations.

Total shareholders' equity increased $5.9 million to $73.4 million during the first nine months of 1996. The increase reflected earnings during the period offset in part by effects of the stock repurchase program described above, cash dividends paid during the period and the change in the valuation allowance for securities available-for-sale. At period-end, the Company and each of its subsidiary banks qualified as "well-capitalized" under federal banking regulatory guidelines.

The following table presents the adjustments necessary to arrive at the recurring net income of the Company.


SUMMARY OF RECURRING INCOME
(Dollars In Thousands)
                                       Three Months Ended   Nine Months Ended
                                        Sep 1996  Sep 1995  Sep 1996  Sep 1995
Net Income, as reported                   $7,772    $2,490   $17,826    $9,814
Nonrecurring Items, net of tax:
  Sale of Vermont Banking Operations      (5,170)      ---    (9,896)      ---
  Unexpected Payments on
     Restructured Loans                      ---       ---      (323)      ---
  Net Securities Transactions                ---       ---       (50)      ---
  OREO Transactions                          (1)       (29)      156        90
  Severance Benefits                         ---        47       ---       405
  Insurance Settlement                       ---       ---       ---    (3,250)
Recurring Income                          $2,601    $2,508   $ 7,713    $7,059
Earnings Per Share, as reported           $ 1.33    $  .40   $  2.97    $ 1.56
Earnings Per Share, recurring                .44       .40      1.29      1.12




CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)

Period End Balances:                      Sep 1996       Dec 1995      Sep 1995
Securities Held-to-Maturity               $ 18,337       $ 13,921      $130,467
Securities Available-for-Sale              176,710        178,645        65,323
Federal Funds Sold                          22,000         35,100        47,400
Loans, Net of Unearned Income (1)          381,683        517,787       515,935
Allowance for Loan Losses                    5,549         12,106        12,379
Earning Assets (1)                         598,730        745,453       759,125
Total Assets                               639,626        789,790       802,280

Demand Deposits                             70,223         94,713        94,832
Savings, NOW and MMDA Accounts             256,623        352,302       351,155
Time Deposits of $100,000 or More           73,721         57,557        68,442
Other Time Deposits                        130,245        189,881       189,981
Total Deposits                             530,812        694,453       704,410
Other Borrowed Funds                        19,550         15,297        20,863
Shareholders' Equity                        73,370         67,504        65,713


                                     $ Change    $ Change    % Change    % Change
Period End Balances:                 From Dec    From Sep    From Dec    From Sep
Securities Held-to-Maturity         $   4,416   $(112,130)       31.7%      (85.9)%
Securities Available-for-Sale          (1,935)    111,387        (1.1)      170.5
Federal Funds Sold                    (13,100)    (25,400)      (37.3)      (53.6)
Loans, Net of Unearned Income (1     (136,104)   (134,252)      (26.3)      (26.0)
Allowance for Loan Losses              (6,557)     (6,830)      (54.2)      (55.2)
Earning Assets (1)                   (146,723)   (160,395)      (19.7)      (21.1)
Total Assets                         (150,164)   (162,654)      (19.0)      (20.3)

Demand Deposits                       (24,490)    (24,609)      (25.9)      (26.0)
Savings, NOW and MMDA Accounts        (95,679)    (94,532)      (27.2)      (26.9)
Time Deposits of $100,000 or More      16,164       5,279        28.1         7.7
Other Time Deposits                   (59,636)    (59,736)      (31.4)      (31.5)
Total Deposits                       (163,641)   (173,598)      (23.6)      (24.6)
Other Borrowed Funds                    4,253      (1,313)       27.8        (6.3)
Shareholders' Equity                    5,866       7,657         8.7        11.7

(1)  Includes Nonaccrual Loans

Total resources at September 30, 1996 amounted to $639.6 million, a decrease of $150.2 million or 19.0% from year-end. Total deposits of $530.8 million at September 30, 1996 decreased $163.6 million from the December 31, 1995 level. Both decreases were primarily attributable to the sale of the Company's Vermont banking operations, partially offset by loan and deposit growth experienced by the Company's New York banks.

Total loans sold in the Vermont sale transactions were approximately $148 million and total deposits transferred were approximately $208 million. While management of the Company was effecting disposition of the Vermont business, it was also implementing plans for achieving growth in the Company's two subsidiary banks in New York. Throughout 1995 and 1996, total loans and deposits in the New York operations have experienced steady growth. Changes in the loan portfolios and deposit balances of the New York banks are discussed in the following section, "Deposit and Loan Trends."

As discussed above, shareholders' equity increased $5.9 million to $73.4 million during the first nine months of 1996, resulting from current year earnings, less stock repurchases, cash dividends and changes to the available-for-sale investment securities valuation allowance. The Company paid a $.155 cash dividend, as restated for the November 1996 ten percent stock dividend, for each of the first three quarters of 1996. On October 23, 1996 the Board of Directors declared a $.20 dividend for the last quarter of the year, payable on December 16, 1996 to Shareholders of record on December 2,1996.

Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the two New York banking subsidiaries;
Vermont banking operations, which were disposed of prior to September 30, 1996, have been excluded.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

Quarterly Average Deposit Balances
(Excludes Vermont Deposits)
(Dollars in Thousands)
                                   Sep 1996             Jun 1996          Mar 1996
                               Amount         %    Amount         %    Amount       %
Demand Deposits              $ 69,216        13  $ 66,299        13  $ 63,156      13
N.O.W. and Super N.O.W.       111,052        21   104,768        20    99,004      20
Savings and M.M.D.A           137,768        26   142,916        28   145,094      29
Time Deposits of
  $100,000 or More             84,707        16    78,063        15    66,755      14
Other Time Deposits           127,933        24   120,397        24   117,682      24
Total Deposits               $530,676       100  $512,443       100  $491,691     100

                               Dec 1995                Sep 1995
                                Amount         %    Amount         %
Demand Deposits               $ 66,437        13  $ 67,648        14
N.O.W. and Super N.O.W.        103,881        21    88,384        18
Savings and M.M.D.A            142,582        29   150,654        31
Time Deposits of
   $100,000 or More             67,141        14    67,475        14
Other Time Deposits            116,702        23   116,468        23
Total Deposits                $496,743       100  $490,629       100

Average deposits for the Company's New York banks increased
$40.0 million, or 8.2%, from the third quarter of 1995 to the third quarter of 1996. Over the five quarters charted in the table above, the Company experienced a shift in the mix of deposits, with savings and money market accounts decreasing as a percentage of total deposits and N.O.W. accounts and time deposits of $100,000 or more increasing in proportion to total deposits. The ratio of demand deposits and other time deposits to total deposits remained relatively constant over the entire period.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates by changing the Federal Reserve Bank discount rate. Over the past two years, changes in the discount rate have directly influenced federal funds and prime rates, which in turn, have had an impact upon the Company's cost of funds. The
"Quarterly Cost of Deposits" analysis and the Federal Reserve Bank Discount Rate Chart below, demonstrate the positive correlation between changes in the federal discount rate and changes in the Company's cost of funds.

Quarterly Cost of Deposits
(Excludes Vermont Deposits)
                               Sep 1996  Jun 1996  Mar 1996  Dec 1995  Sep 1995
Demand Deposits                    --- %     --- %     --- %     --- %     --- %
N.O.W. and Super N.O.W.            2.86      2.69      2.58      2.87      2.62
Savings and M.M.D.A                2.92      2.92      3.00      3.08      3.08
Time Deposits of
  $100,000 or More                 5.25      5.15      5.37      5.59      5.66
Other Time Deposits                5.23      5.23      5.49      5.64      5.60
Total Deposits                     3.45      3.38      3.45      3.57      3.53

Federal Reserve Bank's Discount Rate Changes 1992 - 1996

Date                                     New Rate     Old Rate
January 31, 1996                            5.00%        5.25%
February 1, 1995                            5.25         4.75
November 15, 1994                           4.75         4.00
August 16, 1994                             4.00         3.50
May 17, 1994                                3.50         3.00
July 2, 1992                                3.00         3.50


The increase in the discount rate on February 1, 1995 marked the last in a series of interest rate increases by the Federal Reserve Board which had begun in May of 1994. After February 1, 1995, rates held steady for twelve months until the Reserve Board lowered
rates by twenty five basis points on January 31, 1996.   The
Company's cost of funds rose throughout 1994 and into 1995 as a result of these changes. Correspondingly, the cost of deposits reached a plateau for the last two quarters of 1995, and as a result of the January 31, 1996 decrease in the federal discount rate, the cost of deposits decreased twelve basis points in the first quarter of 1996, and decreased an additional seven basis points for the second quarter of 1996. The cost of funds for the third quarter of 1996, however, increased 7 basis points from the previous quarter as the Company responded to competitive pricing for NOW accounts and large municipal time deposit accounts. The average cost of funds for savings, money market and other time deposit accounts remained unchanged from the prior quarterly average.

The following table presents the quarterly average balance by loan type and the percentage of total loans represented by each loan type for each of the most recent five quarters for the Company's
New York banks.


Quarterly Average Loan Balances
(Excludes Vermont Loans)
(Dollars in Thousands)
                                    Sep 1996          Jun 1996           Mar 1996
                               Amount         %    Amount         %    Amount       %

Commercial and  Commercial
   Real Estate               $ 84,790        23  $ 87,304      23  $ 87,073        24
Residential Real Estate       123,884        33   122,858      33   120,010        33
Home Equity                    29,109         8    28,804       8    29,226         8
Indirect Consumer Loans        99,058        26    92,757      25    82,446        23
Direct Consumer Loans          30,634         8    31,627       9    31,555         9
Credit Card Loans               8,733         2     8,967       2     9,310         3
Total Loans                  $376,208       100  $372,317     100  $359,620       100

                                    Dec 1995            Sep 1995
                                Amount         %    Amount         %
Commercial and  Commercial
   Real Estate                $ 87,388        25  $ 89,361        25
Residential Real Estate        119,157        34   118,519        34
Home Equity                     29,364         8    29,333         8
Indirect Consumer Loans         78,823        22    75,560        22
Direct Consumer Loans           30,022         8    27,831         8
Credit Card Loans                9,413         3     9,334         3
Total Loans                   $354,167       100  $349,938       100

Average loans of the Company's New York banks increased at a steady pace over the five most recent quarters. Average loans for the third quarter of 1996 increased by $26.3 million, or 7.5%, from the third quarter of 1995. While most categories of loans either increased or maintained a relatively constant level, indirect consumer loans and commercial loans demonstrated the most significant changes, the former increasing substantially and the latter decreasing substantially over the period, both in absolute terms and proportional to other loan types. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio of the New York banks, these loans increased from 22% to 26% during the period from the third quarter of 1995 to the third quarter of 1996. Over the same period, commercial and commercial real estate loans decreased in both total footings and as a percent of total loans.

Quarterly Taxable Equivalent Yield on Loans
(Excludes Vermont Loans)
                              Sep 1996  Jun 1996  Mar 1996  Dec 1995  Sep 1995
Commercial and Commercial
   Real Estate                   9.76%     9.84%     9.98%    10.07%    10.21%
Residential Real Estate          8.26      8.42      8.55      8.47      8.42
Home Equity                      9.10      9.23      9.40      9.76      9.91
Indirect Consumer Loans          8.43      8.52      8.62      8.56      8.50
Direct Consumer Loans            9.45      9.44      9.43      9.90      9.83
Credit Card Loans               16.66     16.55     16.45     15.64     16.45
Total Loans                      9.00      9.12      9.26      9.30      9.35

Yields on the Company's loan portfolio for its New York banks peaked in the second quarter of 1995 and decreased in each of the subsequent quarters, reflecting the general trend in interest rates and the repricing characteristics of the Company's loan portfolio.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                           Sep 1996    Jun 1996    Mar 1996    Dec 1995    Sep 1995
Loan Balances:
Period End Loans           $381,683    $487,291    $479,848    $517,787    $515,935
Average Loans,
   Year-to-Date             484,872     484,473     482,640     513,266     512,515

Allowance for Loan Losses:
Allowance for Loan Losses,
   Begin of Period          $12,106     $12,106     $12,106     $12,338     $12,338
Transfer Pursuant to
  Branch Sale                (6,841)       (596)       (596)        ---         ---
Provision for
  Loans Losses, YTD             672         448         224       1,170         640
Net Charge-offs, YTD           (388)       (418)       (265)     (1,402)       (599)
Allowance for Loan Losses,
   End of Period            $ 5,549     $11,540     $11,469     $12,106     $12,379
Nonperforming Assets:
Nonaccrual Loans             $2,477      $2,962      $3,247     $ 4,244     $ 4,927
Loans Past due 90 or More
 Days and Still
 Accruing Interest               39         806         957         111         371
Loans Restructured and in
 Compliance with
 Modified Terms                 ---         ---         ---         ---         ---
Total Nonperforming Loans     2,516       3,768       4,204       4,355       5,298
Other Real Estate Owned         225         540       2,215       2,410       2,703
Total Nonperforming Assets   $2,741      $4,308      $6,419     $ 6,765     $ 8,001
Performance Ratios:

Allowance to
   Nonperforming Loans       220.54%     306.26%     272.81%     277.98%     233.65%
Allowance to Period
   End Loans                   1.45        2.37        2.39        2.34        2.40
ovision to Average Loans (1)   0.18        0.19        0.19        0.23        0.17
Net Charge-offs to
   Average Loans (1)           0.11        0.17        0.22        0.27        0.16
Nonperforming Assets
   to Loans & OREO             0.72        0.88         1.33       1.30        1.54

(1) Annualized

Nonperforming assets amounted to $2.7 million at September 30, 1996, a decrease of $4.0 million, or 59.5%, from year-end 1995. During 1996, the Company sold nearly all of its nonperforming loans in connection with the sale of its Vermont banking operations, effected in two transactions completed in January and September. The decrease in other real estate owned over the past nine months primarily represents the sales of properties with a carrying amount of $1.9 million for a loss of $240 thousand.

At September 30, 1996, the allowance for loan losses, after
adjustments for the disposition of essentially all of the Vermont based nonperforming assets, was still more than two times the amount of nonperforming loans. The ratio of net charge-offs to average loans for the first nine months of 1996 was at an annualized rate of .11%, well below the ratios for 1995 and 1994, which were .27% and .56%,
respectively.   The annualized ratio of the provision for loan losses
to average loans over the first nine months of 1996 was .18%, which the Company believed to be adequate in light of the allowance's substantial coverage of nonperforming loans.


CAPITAL RESOURCES

Shareholders' equity was $73.4 million at September 30, 1996, an increase of $5.9 million, or 8.7%, from December 31, 1995. The increase in shareholders' equity was primarily attributable to current earnings, offset by the repurchase of 418,256 shares of the Company's common stock at an aggregate cost of $8.7 million, cash dividends of $2.7 million and by an increase of $1.4 million to the valuation allowance for securities classified as available-for-sale. The valuation allowance was established upon the December 31, 1993 adoption of SFAS No. 115 which requires that securities available-for-sale be carried at fair value through a valuation reserve in shareholders' equity.

The Company and its subsidiaries are currently subject to two capital guidelines, a leverage ratio test and a risk-based capital measure.
The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially greater minimum ratios. The
FDIC Improvement Act ("FDICIA") of 1991 mandated actions to be taken by banking regulators for various levels of undercapitalization of financial institutions as measured by these capital ratios. FDICIA established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 1996, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                     Tier 1       Total
                                                 Risk-Based  Risk-Based
                                       Leverage     Capital     Capital
                                          Ratio       Ratio       Ratio
Arrow Financial Corporation               11.25%      19.68%      20.93%
Glens Falls National Bank & Trust Co.      7.60       13.77       15.03
Saratoga National Bank & Trust Co.         6.98        9.02       10.27

Regulatory Minimum                         3.00        4.00        8.00
FDICIA's "Well-Capitalized" Standard       5.00        6.00       10.00


All capital ratios for the Company and its subsidiary banks at
September 30, 1996 were above minimum capital standards for
financial institutions.   Additionally, all Company and subsidiary bank
capital ratios at that date were above FDICIA's "well-capitalized" standard.

The following table presents the cash dividends paid in 1996 and 1995, restated for the November 1996 ten percent stock dividend.
 On October 23, 1996, the Company declared a dividend of $.20 payable on December 16, 1996 to shareholders of record on December 2, 1996.

Quarterly Dividends
(restated for the November 1996 stock dividend)
                                                     1996        1995
      Fourth Quarter (1996 Payable December 15)    $ .200      $ .145
      Third Quarter                                  .155        .131
      Second Quarter                                 .155        .122
      First Quarter                                  .155        .114

Third Quarter Core Earnings Per Share                $.44        $.40

Dividend Payout Ratio: (fourth quarter
  dividends as a percent of third quarter
  core earnings per share)                           45.5%       36.3%

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided on an ongoing basis through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area.
These "core" balances consist of demand deposits, savings, N.O.W.
and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Historically, the Company has maintained high levels of core deposits. At September 30, 1996, core deposits represented more than 71% of the Company's total assets and stockholders' equity at a level of 11.5% of total assets represented another substantial source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 13.5% of total assets at September 30, 1996.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. Federal funds purchased are thus a source of short-term liquidity. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During the third quarter of 1996, average federal funds sold amounted to $14.7 million and average federal funds purchased were $257 thousand. At
September 30, 1996, federal funds sold amounted to $22.0 million.

Apart from federal funds purchased, securities available-for-sale represent the Company's primary means of meeting short-term liquidity needs. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At September 30, 1996, securities available-for-sale amounted to $176.7 million and averaged $171.8 million for the quarter then ended.

Another short-term source of funds is a borrowing arrangement between the Company and the Federal Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.


 INTEREST RATE RISK

While managing liquidity, the Company must monitor and control interest rate risk. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks, most natably for mortgage-backed assets, possible early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.
While many of the Company's loan products are indexed to independent rates, such as the prime rate or US treasury notes, the rates on most deposit products are set by management pricing committees.

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumptions and repricing characteristics of each individual interest-bearing asset and liability under a variety of interest rate projections. The Company obtains interest rate projections from a third party provider of economic data. These projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. As a base, the Company projects net interest income for the ensuing twelve months for the most likely interest rate projection and for a no-change scenario. Exposures to rising or falling rates are then calculated for a variety of possible interest rate scenarios.
For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates.

The Company is able to reduce interest rate risk by adjusting the mix of loan products as well as the balance of fixed and variable rate products within the various loan categories. The
Company also manages interest rate risk through selection of investments and the volume thereof for the securities portfolios.
The Company does not, and in the foreseeable future will not, use derivative financial instruments to manage interest rate risk.


RESULTS OF OPERATIONS:      Three Months Ended September 30, 1996 Compared With
                            Three Months Ended September 30, 1995

Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                             Sep 1996  Sep 1995  $ Change  % Change
Net Income                                 $7,772    $2,490   $ 5,282     212.1%
Earnings Per Share                           1.33       .40       .93     232.5
Return on Assets                             4.20%     1.25%     2.95%    236.0
Return on Equity                            45.52%    15.14%    30.38%    200.7

Recurring Earnings:
Net Income                                 $2,601    $2,508      $ 93       3.7%
Earnings Per Share                            .44       .40       .04      10.0
Return on Assets                             1.42%     1.26%      .16%     12.7
Return on Equity                            16.69%    15.25%     1.44%      9.4


The Company's net income for the three month period ended
September 30, 1996 was $7.8 million, which compares to earnings
of $2.5 million for the third quarter of 1995.   Earnings per share for
the two respective periods were $1.33 and $.40. The $5.3 million increase in earnings, or $.93 per share, was primarily attributable to the sale of Green Mountain Bank's remaining banking and trust operations in the third quarter of 1996. As adjusted for nonrecurring items, net income for the two comparative quarters was $2.6 million and $2.5 million, respectively. As adjusted, earnings per share for the two comparative periods were $.44 and $.40, respectively.

These and other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Sep 1996  Sep 1995  $ Change   % Change
Interest Income                         $ 14,330  $ 15,599  $ (1,269)      (8.1)%
Interest Expense                           5,750     6,504      (754)     (11.6)
Net Interest Income                     $  8,580  $  9,095  $   (515)      (5.7)
Average Earning Assets (1)              $690,762  $741,206  $(50,444)      (6.8)%
Average Paying Liabilities               570,807   618,060   (47,253)      (7.6)
Taxable Equivalent Adjustment                172       166         6        3.6

Yield on Earning Assets (1)                 8.25%     8.35%    (0.10)%     (1.2)%
Cost of Paying Liabilities                  4.00      4.17     (0.17)      (4.1)
Net Interest Spread                         4.25      4.18      0.07        1.7
Net Interest Margin                         4.94      4.87      0.07        1.4

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the third quarter of 1996 decreased $515 thousand, or 5.7%, over the third quarter of 1995. The decrease in the 1996 period was principally attributable to a 6.8% decrease in average earning assets. This decrease, in turn, was principally the result of the completion in January 1996 of the first of the Company's three sale transactions involving its Vermont operations, i.e., the sale of eight branches of Green mountain Bank to Mascoma Savings Bank. This sale involved the disposition by the Company of $40 million of loans as well as the liquidation of a substantial amount of other earning assets needed to fund the difference between the loans sold and the $101 million of
deposits assumed by Mascoma.   The resulting decrease in net interest
income was offset to some degree by the fact that the decrease in paying liabilities over the same period (7.6%) exceeded the decrease in earning assets, and also by an eight basis point increase in the net interest spread between the two periods.

Average earning assets amounted to $690.8 million for the third quarter of 1996, a $50.4 million, or 6.8%, decrease from the third quarter of 1995. Average paying liabilities decreased from $618.1 million for the third quarter of 1995 to $570.8 million for the third quarter of 1996. The decrease in average paying liabilities, like the decrease in average earning assets, primarily resulted from the
January 1996 branch sale to Mascoma.   Decreases in both average
loans and average deposits in Vermont were offset in part by increases in deposits and loans in the Company's New York based banking subsidiaries, as discussed in the earlier section on "Deposit and Loan Trends."

The provision for loan losses was $224 thousand for the quarter ending September 30, 1996, compared to a $280 thousand provision for the 1995 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income

Summary of Other Income
(Dollars in Thousands)
                                        Sep 1996   Sep 1995 $ Change   % Change
Income From Fiduciary Activities          $  901    $  946   $   (45)      (4.8)%
Fees for Other Services to Customers       1,062     1,225      (163)     (13.3)
Other Operating Income                     7,931       285     7,646        ---
  Total Other Income                      $9,894    $2,456   $ 7,438      302.9

Without Regard to Vermont Disposition:
Other Operating Income                    $  262    $  285    $  (23)      (8.1)
  Total Other Income                       2,225     2,456      (231)      (9.4)

Other income (i.e. noninterest income) amounted to $9.9 million for the third quarter of 1996, an increase of $7.4 million or 302.9% from the third quarter of 1995. As adjusted for nonrecurring items, other income for the two quarters was $2.2 million and $2.5 million, respectively, a decrease of $231 thousand, or 9.4%.

Income from fiduciary services for the third quarter of 1996 decreased $45 thousand or 4.8% from the third quarter of 1995. Income for the 1996 period only included two months of operations for the Vermont trust business, which was sold to Vermont National Bank at the end of August.

Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $163 thousand or 13.3% between the 1995 and 1996 quarters, due in part to the January 1996 sale to Mascoma of eight Vermont branches. Similarly, other operating income (primarily credit card processing income and gains on the sale of other real estate owned, loans and other assets) decreased $23 thousand, or 8.1%, between the two periods.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1996  Sep 1995  $ Change   % Change
Salaries and Employee Benefits             $3,890    $4,200    $ (310)      (7.4)%
Occupancy Expense of Premises, Net            435       488       (53)      (10.9)
Furniture and Equipment Expense               425       474       (49)      (10.3)
Other Operating Expense                     1,500     2,015      (515)      (25.6)
 Total Other Expense                       $6,250    $7,177    $ (927)      (12.9)

Other (i.e. noninterest) expense decreased $927 thousand or 12.9% for the third quarter of 1996 compared with the third quarter of 1995. As in the quarterly comparison of other income above, much of the decrease between the periods was due to the January 1996 branch sale to Mascoma Savings Bank.

During the comparative periods, salaries and benefits expense decreased $310 thousand or 7.4%.  Expenses relating to both
occupancy and furniture and equipment expense for the quarter ending September 30, 1996  were below the comparative 1995
period by 10.9% and 10.3%, respectively.  Other operating expense for the third quarter of 1996 decreased $515 thousand or 25.6%
from the 1995 quarter.   In addition to the effect of the branch sale,
the decrease may be attributed to decreased costs to carry and dispose of other real estate owned and a decrease in legal expenses.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                    Sep 1996  Sep 1995  $ Change
Provision for Income Taxes                            $4,056    $1,438     $2,618
Effective Tax Rate                                    34.29%    36.61%

The provisions for federal and state income taxes amounted to $4.1 million and $1.4 million for the third quarter of 1996 and 1995,
respectively.   The decrease in the effective rate from 36.61% for the
1995 quarter to 34.29% for the 1996 quarter reflected the fact that much of the gain in the 1996 period (i.e. that attributable to the sale of Vermont operations) was not directly subject to state income tax.


RESULTS OF OPERATIONS:     Nine Months Ended September 30, 1996 Compared With
                           Nine Months Ended September 30, 1995

Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                              Sep 1996  Sep 1995  $ Change  % Change
Net Income                                 $17,826    $9,814    $8,012      81.6%
Earnings Per Share                            2.97      1.56      1.41      90.4
Return on Assets                              3.28%     1.70%     1.58%     92.9
Return on Equity                             34.42%    20.82%    13.60%     65.3

Recurring Earnings:
Net Income                                  $7,713    $7,059     $ 654       9.3%
Earnings Per Share                            1.29      1.12       .17      15.2
Return on Assets                              1.43%     1.22%      .21%     17.2
Return on Equity                             16.08%    14.97%     1.11%      7.4

The Company's net income was $17.8 million for the first nine months of 1996, compared to earnings of $9.8 million for the first nine months of 1995. Earnings per share were $2.97 and $1.56 for the two respective periods.

Reflected in the 1996 earnings are the three separate sale
transactions, in January, August and September 1996, by which the
Company disposed of all its Vermont banking operations.  The
1995 period included, as a nonrecurring item, the receipt of a $5.0 million pre-tax settlement payment under the Company's financial institution bond.

Adjusting for the nonrecurring or special events in both periods, net income for the first nine months of 1996 increased $654 thousand
or 9.3% over the first nine months of 1995.   The increase in core
earnings was primarily attributable to the fact that the decrease in other expenses exceeded the decrease in net interest income and other income. These and other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Sep 1996  Sep 1995  $ Change   % Change
Interest Income                           $43,201   $45,416   $(2,215)      (4.9)%
Interest Expense                           16,801    18,288    (1,487)      (8.1)
Net Interest Income                       $26,400   $27,128   $  (728)      (2.7)

Average Earning Assets (1)               $682,111  $722,311  $(40,200)      (5.6)%
Average Paying Liabilities                561,477   608,137   (46,660)      (7.7)
Taxable Equivalent Adjustment                 479       544       (65)     (12.0)

Yield on Earning Assets (1)                  8.46%     8.41%     0.05%       0.6%
Cost of Paying Liabilities                   4.00      4.02     (0.02)      (0.5)
Net Interest Spread                          4.46      4.39      0.07        1.6
Net Interest Margin                          5.17      5.02      0.15        3.0

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the first nine months of 1996 decreased $728 thousand from the comparable period in 1995. The decrease in the 1996 period was primarily attributable to a decrease of $40.2 million, or 5.6%, in average earning assets stemming from the sale of eight Vermont branches in January of 1996. The decrease in net interest income was mitigated to some extent by the fact that the decrease in average paying liabilities exceeded the decrease in average earning assets. Net interest spread increased 7 basis points between the two periods, due in part to the unexpected receipt of payments on restructured loans in the 1996 period.

Average earning assets amounted to $682.1 million for the first nine months of 1996, a $40.2 million or 5.6% decrease from the first nine
months of 1995.   The 5.6% decrease in average earning assets
compared to a 7.7% decrease in average paying liabilities.   The
decrease in the average balance of earning assets and paying liabilities was primarily attributable to the January 1996 disposition of eight Vermont branches, involving the sale of approximately $40 million of loans and the transfer of approximately $101 million of deposits, as well as the liquidation of a substantial amount of other earning assets needed to fund the difference between the loans sold and the deposits assumed by Mascoma. The sale of the remaining
Vermont banking operations at the end of September 1996, did not have a significant impact on average balances for the 1996 period. Partially offsetting these sale transactions, were steady increases in the deposit and loan portfolios of the New York subsidiary banks, discussed in the earlier section on "Deposit and Loan Trends."

The provision for loan losses was $672 thousand for the nine month period ended September 30, 1996, compared to a $640 thousand provision for the 1995 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Sep 1996   Sep 1995 $ Change   % Change
Income From Fiduciary Activities         $  2,860   $  2,891  $   (31)      (1.1)%
Fees for Other Services to Customers        3,100      3,528     (428)     (12.1)
Net Gains on Securities Transactions           82        ---       82      100.0
Other Operating Income                     15,520      5,735    9,785      170.6
 Total Other Income                       $21,562    $12,154   $9,408       77.4

Without Regard to Vermont
 Disposition & the 1995
 Bond Claim Settlement:
Other Operating Income                    $   760   $   735$       25        3.4
 Total Other Income                         6,802      7,154     (352)      (4.9)

Other income increased in the first nine months of 1996 by $9.4 million, or 77.4%, over the level for the prior-year period, with the major factor accounting for the increase being the disposition of the Vermont business in the 1996 period and the $5.0 million settlement payment of a bond claim received in the 1995 period.

Without regard to the nonrecurring items, other (i.e. noninterest) income decreased $352 thousand or 4.9% for the first nine months of 1996 compared with the first nine months of 1995. Income from fiduciary services decreased $31 thousand or 1.1% over the first nine months of 1995, primarily reflecting the sale of the Vermont trust department in August of 1996. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased
$428 thousand or 12.1% between the periods, as a result, in part, of the January 1996 sale of eight Vermont branches. Other operating income (primarily third party credit card processing income) increased $25 thousand, or 3.4%.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1996  Sep 1995  $ Change   % Change
Salaries and Employee Benefits           $ 11,630  $ 12,724  $ (1,094)      (8.6)%
Occupancy Expense of Premises, Net          1,413     1,556      (143)      (9.2)
Furniture and Equipment Expense             1,295     1,474      (179)     (12.1)
Other Operating Expense                     5,195     7,006    (1,811)     (25.8)
 Total Other Expense                      $19,533   $22,760   $(3,227)     (14.2)
Without Regard to Severance
  Benefits &  OREO Transactions:
Salaries and Employee Benefits            $11,630   $12,101   $  (471)      (3.9)
Other Operating Expense                     4,955     6,867    (1,912)     (27.8)
Total Other  Expense                       19,293    21,998    (2,705)     (12.3)

Other (i.e. noninterest) expense decreased $3.2 million or 14.2% for the first nine months of 1996 compared with the first nine months of 1995. Nonrecurring items included severance benefits paid in the 1995 period and costs relating to other real estate owned in both periods.

After making adjustments for these nonrecurring items, total other expense decreased $2.7 million or 12.3% in the first nine months
of 1996 as compared to the 1995 period.   Salaries and employee
benefits, as thus adjusted, decreased 471 thousand between the periods, reflecting the decrease in the number of employees resulting from the sale of eight Vermont branches in January of 1996. For similar reasons, occupancy and equipment expenses decreased by $143 thousand and $179 thousand, respectively.
Other operating expense decreased $1.9 million or 27.8% in the first nine months of 1996 as compared to the 1995 period. Nearly one half of the decrease was attributable to a reduction in FDIC insurance expense. Other significant areas of expense savings included loan workout expenses and legal expenses.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                    Sep 1996  Sep 1995  $ Change
Provision for Income Taxes                           $ 9,452   $ 5,524   $ 3,928
Effective Rate                                        34.65%    36.02%

The provisions for federal and state income taxes amounted to $9.5 million and $5.5 million for the first nine months of 1996 and 1995,
respectively.   The decrease in the effective rate from 36.02% for the
1995 period to 34.65% for the 1996 period reflected the fact that much of the gain in the 1996 period (i.e. that attributable to the sale of Vermont operations) was not directly subject to state income tax.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports Filed on Form 8-K


       Exhibit 27 Financial Data Schedule (Submitted with
                                       Electronic Filing Only)

      On October 11, 1996, the Company filed a Form 8-K, relating to (a) the sale on August 30, 1996 of Green
      Mountain Bank's trust business to Vermont National
      Bank and (b) the September 28, 1996 sale of substantially all of the remaining deposits and loans and certain real estate and personal property of Green
      Mountain Bank to ALBANK, FSB.


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:   November 7, 1996                 s/Michael F. Massiano
                                         Michael F. Massiano, Chairman and
                                         Chief Executive Officer


Date:   November 7, 1996                 s/John J. Murphy
                                         John J. Murphy, Executive Vice
                                         President and Treasurer/CFO
                                        (Principal Financial Officer and
                                         Principal Accounting Officer)