Form 10-K
period 1996-12-31
ARROW FINANCIAL CORP
filed 1997-03-28
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
        Washington D.C.  20549


              FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
 The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996
 Commission file number 0-12507

           ARROW FINANCIAL
             CORPORATION
(Exact name of registrant as specified in its charter)

       NEW YORK
(State or Other Jurisdiction of
Incorporation or Organization)

22-2448962
(I.R.S. Employer Identification No.)

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

             Class
Common stock, Par Value $1.00 Per Share

Outstanding at March 13, 1997
5,659,840

State the aggregate market value of the voting stock held by non-affiliates of registrant.

Aggregate market value
of voting stock
    $137,251,000

Based upon the average of the
closing bid and closing asked prices on
the NASDAQ Exchange
March 13, 1997


 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1997 (Part III) and the Annual Report to Shareholders (Part II, Item 8)


     ARROW FINANCIAL CORPORATION
              FORM 10-K
                INDEX

Cautionary Statement under Federal Securities
Laws

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


PART   II

  Item       5. Market for the Registrant's Common
                  Equity and
                  Related Stockholder Matters
  Item       6. Selected Financial Data
  Item       7. Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations
                       A. Overview
                       B. Results of Operations
                         I.  Net Interest Income
                        II.  Provision for
                               Loan Losses and
                               Allowance
                               for Loan Losses
                       III.  Other Income
                        IV.  Other Expense
                         V.  Income Taxes
                       C. Financial Condition
                         I.  Investment Portfolio
                        II.  Loan Portfolio
                             a. Distribution of Loans
                                 and Leases
                             b. Risk Elements
                       III.  Summary of
                                Loan Loss Experience
                        IV.  Deposits
                `        V.  Time Certificates of
                                $100,000 or More
                       D. Liquidity
                       E. Interest Rate Risk
                       F. Capital Resources and
                             Dividends
                       G. Fourth Quarter Results
  Item       8. Financial Statements and
                   Supplementary Data
  Item       9. Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure

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


PART   IV

  Item      14. Exhibits, Financial Statement
                   Schedules and
                   Reports on Form 8-K
                Signatures
                Exhibits Index


Cautionary Statement under Federal Securities
Laws: The information contained in this Annual
Report on Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Company's financial condition and results of operations. Words such as "expects," "believes," "should," "plans,"
"will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                PART I

Item 1:  Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a
New York corporation, was incorporated on March
21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding
Company Act of 1956. The Company owns two nationally chartered banks in New York, as well as several non-bank subsidiaries, the operations of which are not significant. The Company also owns an inactive bank charter in Vermont (the former Green Mountain Bank) as well as a second-tier bank holding company, also inactive, in Vermont (Arrow Vermont Corporation), both of which are in the process of being liquidated. The
Company sold all of its banking operations in Vermont in 1996 in three separate transactions, the last of which was completed in September
1996. The Company owns directly or indirectly all voting stock of all its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 302 full-time equivalent employees of the Company and the subsidiary banks at December 31, 1996.

SUBSIDIARY BANKS:                                        GLENS
(Dollars in Thousands)                                   FALLS         SARATOGA
                                                      NATIONAL         NATIONAL
                                                        BANK &           BANK &
                                                       TRUST CO.       TRUST CO.
                                                       ("GFNB")          ("SNB")
Total Assets at Year-End                               $550,706          $76,115
Trust Assets Under Management at
   Year-End (Not Included
   in Total Assets)                                    $432,143          $ 2,420
Date Organized                                             1851             1988
Employees                                                   170               20
State of Headquarters                                  New York         New York
Offices                                                      15                2
Counties of Operation                                    Warren          Saratoga
                                                     Washington
Saratoga               Essex
Main Office                                         50 Glen St.  137 So. Broadway
                                                   Glens Falls,        Saratoga,
                                                        New York       New York

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

B. LENDING ACTIVITIES

The Company's subsidiary banks engage in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for the purchase of residential and commercial properties; and consumer installment, credit card and home equity financing. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to Freddie Mac and state housing agencies, while retaining the servicing rights. Loan sales into the secondary market, have diminished in the past three years, however, as the banks have sought to increase their own portfolios. In addition to interest earned on loans, the banks receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

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

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant industry concentrations except as described in Note 19 to the Consolidated Financial Statements in Part II
Item 8 of this report. Except for credit card loans, the portfolios are substantially secured, and many commercial loans are further secured by personal guarantees.

C. SUPERVISION AND REGULATION

The following generally describes the regulation to which the Company and its banks are subject.
Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular law or regulation. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and the banks.

The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues, on a parent company-only basis, result from management fees, dividends and undistributed earnings from the subsidiary banks.
The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the banks, except to the extent that claims of the Company in its capacity as a creditor of the banks also may be recognized.
Moreover, there are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and capital guidelines.

The Company is a registered bank holding company within the meaning of the Bank Holding Company
Act of 1956 (BHC Act) and is subject to
regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).
Additionally, as a "bank holding company" under New York State Law, the Company is subject to regulation by the New York State Banking
Department. The subsidiary banks are nationally chartered banks and are subject to the supervision of and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Federal Deposit Insurance
Corporation ("FDIC").  The BHC Act prohibits the
Company, with certain exceptions, from engaging, directly or indirectly, in non-bank activities and restricts loans by the banks to the Company or other affiliates. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares) or acquiring all or substantially all of the assets of another bank or bank holding company.

Under the 1994 Riegle-Neal Act, bank holding companies are now able to acquire banks located in all 50 states (see Item 1.F. "Legislative
Developments".)

The Federal Reserve Board has adopted various
"capital adequacy guidelines" for use in the examination and supervision of bank holding companies. One set of guidelines is the risk-based capital guidelines, which assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The Federal Reserve Board's other capital guideline is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. Each subsidiary bank is subject to similar capital requirements adopted by its primary federal regulator. The year-end 1996 capital ratios of the Company and the banks are set forth in Part II, Item 7.F. "Capital
Resources and Dividends." A holding company's ability to pay dividends and expand its business through acquisitions of new subsidiaries can be restricted if capital falls below these capital adequacy guidelines.

Neither the Company nor any of its subsidiaries is now, or has been within the past year, subject to any formal or informal regulatory enforcement order.

D. COMPETITION

The Company and its subsidiaries face intense competition in all markets that they serve.
Traditional competitors are other local
commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.
Also, non-banking organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies, which are not subject to the same array of regulatory restrictions and capital requirements as the Company and its subsidiary banks, offer substantive equivalents of transaction accounts, credit cards and various other loan and financial products.

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

F. LEGISLATIVE DEVELOPMENTS

In 1994, Congress enacted the Riegle-Neal
Interstate Banking and Branching Efficiency Act.
Under the Act, as of September 29, 1995, bank holding companies were authorized as a matter of federal law to acquire banks located in any of the 50 states, notwithstanding any state laws to the contrary, provided all required regulatory and other approvals are obtained. Also, under the Act, effective June 1, 1997, banks headquartered in any state will be permitted to branch into any other state, except for those states which may enact legislation prior to June
1, 1997 "opting out" of interstate branching.
States may "opt in" to interstate branching prior to June 1, 1997, by affirmatively adopting legislation to that effect. The Act also permitted commonly controlled banks to act as agents for one another, effective September 29, 1995, by accepting deposits or loan payments or closing or servicing loans for one another, regardless of any branching laws to the contrary.

In 1995, the federal bank regulatory authorities promulgated a set of revised regulations addressing the responsibilities of banking organizations under the Community Reinvestment
Act ("CRA"). The revised regulations place additional emphasis on the actual experience of a bank in making loans in low- and moderate-income areas within its service area as a key determinant in evaluation of the bank's compliance with the statute. As in the prior regulations, bank regulators are authorized to bring enforcement actions against banks under the CRA only in the context of bank expansion or acquisition transactions.

In 1991, the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA")
was enacted.  Among other things, FDICIA requires
the federal banking regulators to take prompt
corrective action with respect to depository
institutions that do not meet minimum capital
requirements.  FDICIA established five capital
classifications for banking institutions, the
highest being "well capitalized."   Under
regulations adopted by the federal bank
regulators, a banking institution is considered
"well capitalized" if it has a total
risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The
Company and its subsidiary banks are all well capitalized.

FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions whose total assets exceed $500 million. For the Company, these requirements became effective for Glens Falls National Bank and Trust Company beginning in 1996.

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. During 1995, the FDIC reduced the premium paid by the best-rated banks (including all the Company's subsidiary banks) from $.23 per $100 of insured deposits to $.04. In 1996, the FDIC insurance premium was further reduced to a flat charge of $2 thousand per year for the highest-rated banks, including all the Company's subsidiary banks. In 1996, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF") are subject to assessment for payment on the Financing Corporation ("FICO") bond obligation at 1/5 the rate of the Savings Association Insurance
Fund ("SAIF") assessable deposits. Accordingly, for 1997, BIF-assessable deposits (like the Company's) will be assessed an additional 1.3 cents per $100 of insured deposits.

Banks and bank holding companies were also significantly affected by the Financial
Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). FIRREA mandated public disclosure by commercial banks of their Community
Reinvestment Act ratings and mortgage lending records and imposed cross-liability on any insured financial institution which is affiliated with any other insured institution to which the FDIC gives financial assistance.

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

Name                         Age   Positions Held and Years from Which Held
Michael F. Massiano           62   Chairman and CEO since 1990.  Mr. Massiano retired
                                   as CEO on January 1, 1997.  Mr. Massiano has been
                                   with the Company since 1956.

Thomas L. Hoy                 48   President and CEO since January 1, 1997 and
                                   President and COO of Glens Falls National Bank
                                   since 1995. Mr. Hoy was Executive Vice President
                                   of Glens Falls National Bank prior to 1995.  Mr.
                                   Hoy has been with the Company since 1974.

John J. Murphy               45    Executive Vice President, Treasurer and CFO since
                                   1993.  Mr. Murphy has served as Senior Vice
                                   President, Treasurer and CFO of the Company since
                                   1983.  Mr. Murphy has been with the Company since
                                   1973.

Gerard R. Bilodeau           49    Senior Vice President and Secretary since 1994.
                                   Mr. Bilodeau was Vice President and Secretary from
                                   1993 to 1994 and was Director of Personnel prior
                                   to 1993.  Mr. Bilodeau has been with the Company
                                   since 1969.

Item 2:  Properties

The Company is headquartered at 250 Glen Street,
Glens Falls, New York.  The building is owned by
Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns thirteen additional offices and leases one, at market rates.
Saratoga National Bank owns both of its offices.
The Company continues to own the building in Rutland, Vermont, that served as headquarters for the Company's Vermont operations prior to the divestiture of those operations in 1996. The building was held for sale at December 31, 1996.
Rental costs of premises did not exceed 5% of operating costs in 1996.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.

Item 3:  Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

The Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. For example, from time to time, the banks encounter claims against them grounded in lender liability, of the sort often asserted against financial institutions. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks, including lender liability claims, will not, in the opinion of management, result in any material liability to the banks or the Company.



Item 4:  Submission of Matters to a Vote of
Security Holders

None in the fourth quarter of 1996.



               PART II


Item 5:  Market for the Registrant's Common
Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded over-the-counter. It is registered with and its price is quoted by the National
Association of Securities Dealers, Inc., through its national quotation system (NASDAQ).

The price ranges listed below represent actual transactions rounded to the nearest 1/8 point.
Although there may have been isolated sales at prices outside the parameters shown, the Company believes that the price ranges fairly represent the trading ranges.

Per share amounts and market prices have been adjusted for a 1996 ten percent stock dividend and a 1995 four percent stock dividend.


                                                       Market Price         Cash
                                                         (Bid)         Dividends
                                                        High    Low     Declared
1995 1st Quarter                                     $14.375 $13.500        $.114
     2nd Quarter                                      14.000  12.750         .123
     3rd Quarter                                      15.625  13.125         .131
     4th Quarter                                      17.250  15.375         .145

1996 1st Quarter                                     $18.375 $15.000        $.155
     2nd Quarter                                      21.000  18.625         .155
     3rd Quarter                                      20.750  17.750         .155
     4th Quarter                                      23.750  20.750         .200


The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable governmental regulations and restrictions. See "Capital Resources and
Dividends" in Part II, Item 7.F. of this report.

There were approximately 2,653 holders of record of common stock at December 31, 1996.

Item 6:  Selected Financial Data

                   FIVE YEAR SUMMARY OF SELECTED DATA
              Arrow Financial Corporation and Subsidiaries
              (Dollars In Thousands, Except Per Share Data)

                                             1996      1995      1994      1993      1992
Consolidated Statements of Income Data:
Interest and Dividend Income              $54,875   $60,718   $52,514   $51,836   $57,829
Less: Interest Expense                     21,826    24,865    18,202    19,583    28,399
Net Interest Income                        33,049    35,853    34,312    32,253    29,430
Less:  Provision for Loan Losses              896     1,170      (950)      690     1,677
Net Interest Income After Provision
  for Loan Losses                          32,153    34,683    35,262    31,563    27,753
Other Income                               23,804    14,473     9,049     9,086     8,606
Net Gains (Losses) on Securities
  Transactions                               (101)       23      (481)       26        15
Less: Other Expense                        24,774    29,769    31,374    32,118    32,153
Income Before Income Taxes, Extra-
  ordinary Item and Cumulative Effect
  of Accounting Change                     31,082    19,410    12,456     8,557     4,221
Provision for Income Taxes                 10,822     6,986     1,131       381     1,331
Income Before Extraordinary Item &
  Cumulative Effect of Accounting Change   20,260    12,424    11,325     8,176     2,890
Extraordinary Item:  Utilization of Net
  Operating Loss Carryforward                 ---       ---       ---       ---       811
Cumulative Effect of a Change in
  Accounting for Income Taxes                 ---       ---       ---     1,457       ---
Net Income                                $20,260   $12,424   $11,325   $ 9,633   $ 3,701

Primary Earnings Per Share:
Income Before Extraordinary Item
  and Accounting Change                    $ 3.40    $ 1.98    $ 1.79    $ 1.31     $ .48
Extraordinary Item and Accounting Change      ---       ---       ---       .23       .12
Net Income                                 $ 3.40    $ 1.98    $ 1.79    $ 1.54     $ .60

Fully Diluted Earnings Per Share:
Income Before Extraordinary Item
  and Accounting Change                    $ 3.39    $ 1.97    $ 1.73    $ 1.31     $ .48
Extraordinary Item and Accounting Change      ---       ---       ---       .23       .12
Net Income                                 $ 3.39    $ 1.97    $ 1.73    $ 1.54     $ .60

Cash Dividends                             $  .66    $  .51    $  .33    $  .09     $ ---
Book Value                                  12.90     10.91      9.27      7.95      6.43

Consolidated Balance Sheet Data:
Total Assets                             $652,603  $789,790  $746,431  $733,442  $722,415
Securities Available-for-Sale             171,743   178,645    53,868    55,892    55,598
Securities Held-to-Maturity                30,876    13,921   129,735   125,832    97,305
Loans and Leases, Net of Unearned Income  393,511   517,787   507,553   502,784   492,916
Nonperforming Assets                        2,754     6,765     7,825    20,136    29,669
Deposits                                  541,747   694,453   650,485   659,427   657,875
Other Borrowed Funds                       22,706    15,297    24,865    12,487    15,162
Long-Term Debt                                ---       ---     5,007     5,289     5,371
Shareholders' Equity                       74,296    67,504    58,405    50,069    39,735

Selected Key Ratios:
Return on Average Assets                     2.86%     1.60%     1.52%     1.33%      .50%
Return on Average Equity                    28.78     19.45     20.79     21.03     10.10
Dividend Payout                             19.47     25.89     19.08      5.84       ---
Average Equity to Average Assets             9.95      8.22      7.34      6.32      4.97


Per share amounts have been adjusted for the 1996 ten percent and the 1995, 1994, and 1993 four  percent stock dividends.

Item 7:  Management's Discussion and Analysis of
Financial Condition and Results of Operations


The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 1996 and the financial condition of the Company as of December 31, 1996 and 1995. Per share amounts have been restated to reflect the ten percent stock dividend paid in November 1996 and the four percent stock dividend paid in November 1995. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.



A. OVERVIEW

The Company reported net income of $20.3 million for 1996, compared to net income of $12.4 million for 1995. Primary earnings per share were $3.40 and $1.98 for 1996 and 1995, respectively. Book value per share was $12.90 at December 31, 1996, an increase of $1.99, or 18.2%, from December 31, 1995. For 1996, cash dividends per share amounted to 66.4 cents, an increase of 15.1 cents or 29.4%, from cash dividends paid in 1995. The following analysis adjusts net income for nonrecurring items to arrive at a comparative presentation of the Company's core earnings:

SUMMARY OF CORE EARNINGS
(In Thousands, Except Per Share Data)
                                                                 1996      1995
Net Income, as Reported                                       $20,260   $12,424
Adjustments, Net of Tax:
  Divestiture of Vermont Banking Operations                   (10,267)      ---
  Insurance Settlement                                            ---    (3,250)
  OREO Transactions                                               174       136
  Severance Benefits                                              ---       388
  Net Securities Transactions                                      57       (12)
  Other                                                          (323)     (218)
Core Net Income                                               $ 9,901   $ 9,468
Core Primary Earnings per Share                               $  1.66   $  1.51

The company's core earnings for 1996 amounted to $9.9 million, an increase of $433 thousand from core earnings of $9.5 million for 1995. As thus adjusted, core earnings per share were $1.66 and $1.51, for the two respective years, representing an increase of 9.9%.

During 1996, in three separate transactions, the Company completed the divestiture of its Vermont banking operations realizing an after tax gain of $10.3 million. The other major nonrecurring income item in the past two years was the Company's receipt in May of 1995 of a $5.0 million pre-tax settlement from its financial institution bond company on a claim for losses suffered in earlier periods. The core earnings analysis has also been adjusted for securities sale transactions, severance benefits for senior officers of Green Mountain Bank, sales of other real estate owned, and other nonrecurring items.

Nonperforming assets amounted to $2.8 million at December 31, 1996, down from $6.8 million at December 31, 1995. The reduction was primarily attributable to the disposition of OREO and nonperforming loans as part of the sale of the Vermont banking operations in 1996. The allowance for loan losses was $5.6 million at December 31, 1996, which represented 213% of the amount of nonperforming loans.



Divestiture of Vermont Operations

During 1996, in three separate transactions, the Company completed the divestiture of its Vermont subsidiary, Green Mountain Bank ("GMB"). In
January, the Company sold eight branches of GMB, with related deposits and loans, to Mascoma
Savings Bank, Lebanon, NH.  In August, the
Company sold GMB's trust business to Vermont
National Bank, Brattleboro, VT. In September, the
Company sold the remaining branches of GMB, with related deposits and loans, to ALBANK, FSB, Albany, NY. The Company did not sell the building which served as GMB's main office in Rutland, Vermont, which was being held for sale at December 31, 1996.

Total loans and deposits transferred in these sales amounted to approximately $148 million and $208 million, respectively. These and other changes are more fully described in the following analysis of the results of operations and changes in financial condition.




B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 1996 and the prior two years.

I. NET INTEREST INCOME (Fully Taxable Basis)

Net interest income represents the difference between interest earned on loans securities and other interest-earning assets and interest paid on deposits and other sources of funds. Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and costs paid (rate). Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of earning assets and the net interest margin.

COMPARISON OF NET INTEREST INCOME
(Dollars In Thousands) (Fully Taxable Basis)

                        Years Ended December 31,         Change From Prior Year
                          1996    1995     1994        1996                 1995
                                                  Amount  Percent     Amount  Percent
                                        <C.
Interest Income        $55,517 $61,411  $52,985  $(5,894)    (9.6)%  $ 8,426     15.9%
Interest Expense        21,826  24,865   18,202   (3,039)   (12.2)     6,663     36.6
Net Interest Income    $33,691 $36,546  $34,783  $(2,855)    (7.8)   $ 1,763      5.1

On a tax-equivalent basis, net interest income was $33.7 million in 1996, a decrease of $2.9 million or, 7.8%, from $36.5 million in 1995. The
$2.9 million decrease in net interest income was, for the most part, attributable to the decrease in average earning assets resulting from divestiture during the year of the Vermont operations.




ANALYSIS OF CHANGES IN NET INTEREST INCOME

The following table presents net interest income components on a tax-equivalent basis and reflects changes between periods attributable to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities. Changes attributable to both volume and rate have been allocated proportionately between the categories.

CHANGE IN NET INTEREST INCOME
(In Thousands) (Fully Taxable Basis)(Unaudited)

                                       1996 to 1995
                               Change in Net Interest Income
                                          Due to:
                                   Volume    Rate     Total
Interest and Dividend Income:
Federal Funds Sold                $  (560) $ (105)  $  (665)
Securities Available-for-Sale       6,882     199     7,081
Securities Held-to-Maturity:
  U.S. Treasury and Other
    Governmental Agencies          (3,108)    ---    (3,108)
  State and Municipal Obligations     279     (38)      241
  Mortgage-Backed Securities       (3,366)    306    (3,060)
  Other Securities                   (486)    ---      (486)
Total Securities Held-to-Maturity  (6,681)    268    (6,413)
Loans                              (4,928)   (969)   (5,897)
Total Interest and Dividend Income (5,287)   (607)   (5,894)

Interest Expense:
Deposits:
  N.O.W./Super N.O.W.                (244)     56      (188)
  Regular Savings and M.M.D.A.     (1,298)   (272)   (1,570)
  Time Certificates of
     $100,000 or More                 657    (220)      437
  Other Time Deposits              (1,543)    (17)   (1,560)
Total Deposits                     (2,428)   (453)   (2,881)

Short-Term Borrowings                 122     (50)       72
Long-Term Debt                       (230)    ---      (230)
Total Interest Expense             (2,536)   (503)   (3,039)
Net Interest Income               $(2,751) $ (104)  $(2,855)

                                       1995 to 1994
                               Change in Net Interest Income
                                          Due to:
                                   Volume    Rate      Total
Interest and Dividend Income:
Federal Funds Sold                 $  521  $  285     $  806
Securities Available-for-Sale         334     823      1,157
Securities Held-to-Maturity:
  U.S. Treasury and Other
    Governmental Agencies            (372)     75       (297)
  State and Municipal Obligations     548      45        593
  Mortgage-Backed Securities          233      87        320
  Other Securities                    282      11        293
Total Securities Held-to-Maturity     691     218        909
Loans                                 956   4,598      5,554
Total Interest and Dividend Income  2,502   5,924      8,426

Interest Expense:
Deposits:
  N.O.W./Super N.O.W.                 202   1,279      1,481
  Regular Savings and M.M.D.A.     (1,917)    847     (1,070)
  Time Certificates of
      $100,000 or More              2,158     442      2,600
  Other Time Deposits               1,121   2,319      3,440
Total Deposits                      1,564   4,887      6,451

Short-Term Borrowings                 288     137        425
Long-Term Debt                       (230)     17       (213)
Total Interest Expense              1,622   5,041      6,663
Net Interest Income                $  880  $  883     $1,763


The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 1996, 1995 and 1994 (I) average balances of assets, liabilities and shareholders' equity, (II) interest income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. Nonaccrual loans are included in average loans and leases, while unearned income has been eliminated.


AVERAGE CONSOLIDATED BALANCE SHEETS AND NET
INTEREST INCOME ANALYSIS
Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35% for 1996 and 1995 and 34% for 1994)
(Dollars In Thousands) (Unaudited)

Years Ended December 31, 1996
                                         Interest      Rate
                              Average     Income/    Earned/
                              Balance     Expense      Paid
Federal Funds Sold           $ 12,150     $   642      5.28%
Securities Available-
 for-Sale (1)                 173,783      11,105      6.39
Securities Held-to-Maturity:
 U.S. Treasury and
  Governmental Agencies           ---         ---       ---
 State and Municipal           16,700       1,365      8.17
 Mortgage-Backed
  Securities                      575          40      6.96
 Other Securities                 ---         ---       ---
  Total Securities Held-
   to-Maturity                 17,275       1,405      8.13
Loans & Leases (Net of
 Unearned Income)             459,946      42,365      9.21

  Total Earning Assets        663,154      55,517      8.37
Allowance For Loan
 Losses                       (10,102)
Cash and Due From Banks        25,303
Other Assets                   28,975
  Total Assets               $707,330
Deposits:
 N.O.W./Super N.O.W.         $131,438       3,787      2.88
 Savings/M.M.D.A.             157,892       4,617      2.92
 Time Certificates of
  $100,000 or More             79,996       4,198      5.25
 Other Time Deposits          156,236       8,333      5.33
    Total Interest-Bearing
      Deposits                525,562      20,935      3.98

Short-Term Borrowings          18,524         891      4.81
Long-Term Debt.                   ---         ---       ---
  Total Interest-
    Bearing Funds             544,086      21,826      4.01

Demand Deposits                77,479
Other Liabilities              15,374
  Total Liabilities           636,939
Shareholders' Equity           70,391
  Total Liabilities and
    Shareholders' Equity     $707,330
Net Interest Income
 (Fully Taxable Basis)                     33,691
Reversal of Tax Equivalent
  Adjustment                                 (642)
Net Interest Income                       $33,049

Net Interest Spread                                    4.36%
Net Interest Margin                                    5.08%

(1) Yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Years Ended December 31, 1995
                                         Interest      Rate
                              Average     Income/   Earned/
                              Balance     Expense      Paid
Federal Funds Sold           $ 22,596     $ 1,307      5.78%
Securities Available-
 for-Sale (1)                  66,075       4,024      6.09
Securities Held-to-Maturity:
 U.S. Treasury and
  Governmental Agencies        57,993       3,108      5.36
 State and Municipal           13,271       1,124      8.47
 Mortgage-Backed
  Securities                   48,933       3,100      6.34
 Other Securities               6,573         486      7.39
  Total Securities Held-
   to-Maturity                126,770       7,818      6.17
Loans & Leases (Net of
 Unearned Income)             513,266      48,262      9.40

  Total Earning Assets        728,707      61,411      8.43
Allowance For Loan
 Losses                       (12,288)
Cash and Due From Banks        28,081
Other Assets                   32,929
  Total Assets               $777,429
Deposits:
 N.O.W./Super N.O.W.         $139,879       3,975      2.84
 Savings/M.M.D.A.             201,932       6,187      3.06
 Time Certificates of
  $100,000 or More             67,029       3,761      5.61
 Other Time Deposits          185,166       9,893      5.34
    Total Interest-Bearing
      Deposits                594,006      23,816      4.01

Short-Term Borrowings          15,855         819      5.17
Long-Term Debt.                 2,619         230      8.78
  Total Interest-
    Bearing Funds             612,480      24,865      4.06

Demand Deposits                88,961
Other Liabilities              12,097
  Total Liabilities           713,538
Shareholders' Equity           63,891
  Total Liabilities and
    Shareholders' Equity     $777,429
Net Interest Income
 (Fully Taxable Basis)                     36,546
Reversal of Tax Equivalent
  Adjustment                                 (693)
Net Interest Income                       $35,853

Net Interest Spread                                    4.37%
Net Interest Margin                                    5.02%

(1) Yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

Years Ended December 31, 1994
                                         Interest      Rate
                              Average     Income/   Earned/
                              Balance     Expense      Paid
Federal Funds Sold           $ 12,490     $   501      4.01%
Securities Available-
 for-Sale (1)                  60,591       2,867      4.73
Securities Held-to-Maturity:
 U.S. Treasury and
  Governmental Agencies        64,908       3,405      5.25
 State and Municipal            6,761         531      7.85
 Mortgage-Backed
  Securities                   45,221       2,780      6.15
 Other Securities               2,751         193      7.02
  Total Securities Held-
   to-Maturity                119,641       6,909      5.77
Loans & Leases (Net of
 Unearned Income)             502,224      42,708      8.50

  Total Earning Assets        694,946      52,985      7.62
Allowance For Loan
 Losses                       (16,954)
Cash and Due From Banks        27,009
Other Assets                   37,635
  Total Assets               $742,636
Deposits:
 N.O.W./Super N.O.W.         $129,999       2,494      1.92
 Savings/M.M.D.A.             260,336       7,257      2.79
 Time Certificates of
  $100,000 or More             26,980       1,161      4.30
 Other Time Deposits          160,035       6,453      4.03
    Total Interest-Bearing
      Deposits                577,350      17,365      3.01

Short-Term Borrowings           9,838         394      4.00
Long-Term Debt.                 5,226         443      8.48
  Total Interest-
    Bearing Funds             592,414      18,202      3.07

Demand Deposits                87,715
Other Liabilities               8,028
  Total Liabilities           688,157
Shareholders' Equity           54,479
  Total Liabilities and
    Shareholders' Equity     $742,636
Net Interest Income
 (Fully Taxable Basis)                     34,783
Reversal of Tax Equivalent
  Adjustment                                 (471)
Net Interest Income                       $34,312

Net Interest Spread                                    4.55%
Net Interest Margin                                    5.01%

(1) Yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS                                              December 31,
                                                       1996      1995      1994
Yield on Earning Assets                                8.37%     8.43%     7.62%
Cost of Interest-Bearing Liabilities                   4.01      4.06      3.07
Net Interest Spread                                    4.36%     4.37%     4.55%
Net Interest Margin                                    5.08%     5.02%     5.01%

The following items have a major impact on changes in net interest income due to rate:
general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitive gap) during periods of interest rate changes and the performance of nonperforming loans.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates by changing the Federal Reserve Bank discount rate. The following chart presents recent changes to the discount rate:


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

During 1996, the Company experienced minimal impact on net interest income resulting from changes in interest rates. Throughout 1996, interest rates remained quite stable, largely due to the influence of the Federal Reserve Board's control of the federal discount rate, which changed only once at the beginning of the year.
At that time the discount rate decreased 25 basis points to 5.00%.

In 1995, the change in net interest income attributable to changes in interest rates had an $883 thousand positive impact on net interest income. During the first half of the year, the Company was still experiencing the effect from rising interest rates which had begun in the second half of 1994. Various loan and deposit products react to interest rate changes at different rates and the pricing on some products does not change to the full extent of changes in the prime rate. During 1994, assets in general repriced more quickly than time deposits.
Repricing of short-term deposit products also tended to lag behind prime rate changes and did not change to the full extent of prime rate changes. Consequently, the spread between the yield on earning assets and the cost of interest paying liabilities increased from 1993 to 1994 by 13 basis points, while decreasing by 18 basis points from 1994 to 1995. Notwithstanding the decrease in the net interest spread in 1995, the Company experienced an overall beneficial impact from generally rising interest rates due to the fact that average interest-earning assets increased more rapidly than average interest-paying liabilities, as discussed more fully in the following section on changes in net interest income due to volume. As a result, the net interest margin increased from 1994 to 1995, albeit by only one basis point.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's interest-bearing assets and liabilities is included later in this report under Item 7.E.
"Interest Rate Risk."

During 1996 and 1995, the Company received certain payments on restructured loans in the Vermont portfolio that had not been factored into the effective rate on those loans. The payments, which were recorded as interest income, have been included in the yields in the table above. These payments increased the loan yields by seven and four basis points for the two respective years.

CHANGES IN NET INTEREST INCOME DUE TO VOLUME


AVERAGE BALANCES
(Dollars in Thousands)
                                                           $ Change     % Change
                         1996      1995      1994       1996     1995   1996   1995
Earning Assets       $663,154  $728,707  $694,946   $(65,553) $33,761   (9.0)%  4.9%
Interest-Bearing
  Liabilities         544,086   612,480   592,414    (68,394)  20,066  (11.2)   3.4
Demand Deposits        77,479    88,961    87,715    (11,482)   1,246  (12.9)   1.4
Total Assets          707,330   777,429   742,636    (70,099)  34,793   (9.0)   4.7
Earning Assets to
  Total Assets          93.75%    93.73%    93.58%       .02%     .15%   0.0    0.2



In general, changes in the volume of earning assets or paying liabilities will result in corresponding changes in net interest income.
However, changes due to volume can be enhanced or restricted by shifts in the relative mix between instruments of different rates. In 1996, nearly all of the $2.9 million decrease in net interest income was attributable to the change in volume.
The decrease was attributable to the divestiture of the Vermont banking operations during 1996.
Increases in the volume of loans and deposits, as well as yields and costs by type, for the New
York banks are discussed later in this report under Item 7.C. "Financial Condition." In summary, the New York banks experienced significant growth during 1996, with some shifting of emphasis in the loan portfolio from commercial to consumer loans. There was relatively little change in the mix of deposit products from 1995 to 1996.

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




II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR
LOAN LOSSES

Through the provision for loan losses, an allowance (reserve) is maintained for estimated loan losses. Actual loan losses are charged against this allowance when they are identified.
In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook.

The provision for loan losses is largely influenced by the level of nonperforming loans, the expected future levels of nonperforming loans and by the level of loans actually charged-off against the allowance for loan losses during the year.

At December 31, 1996, nonperforming loans amounted to $2.6 million, a decrease of 39.9% from the balance at December 31, 1995. The decrease is primarily attributable to nonperforming loans transferred in the divestiture of the Vermont banking operations during 1996. The level of nonperforming loans for the New York based banks was virtually unchanged from 1995 to 1996.

During 1996, loan losses charged against the reserve, net of recoveries, were $580 thousand, or
 .13% of average loans for the period. However, the most significant reduction to the allowance for loan losses was the amount of the reserve attributable to loans transferred in the divestiture of the Vermont banking operations of $6.8 million. These reductions in the allowance for loan losses were offset in part by a provision for loan losses of $896 thousand, or .19% of average loans for the year.

At December 31, 1996 the allowance for loan losses was $5.6 million. The allowance for loan losses was 213% of the amount of nonperforming loans at that date.

During 1995, nonperforming assets continued the steady decline begun in 1991. The primary portion of the decrease in nonperforming assets in 1995 came from the sale of OREO. Nonaccrual loans increased $626 thousand or 17.3% from the year-end
1994 balance. The increase in nonaccrual loans was due primarily to the aggregate borrowing of one large commercial borrower, which was placed on nonaccrual status in 1995. That loan was accounted for under SFAS No. 114 and was being carried at its estimated fair value. Loans reported as troubled debt restructures at December
31, 1994, were classified as performing in 1995.


Net loan losses for 1995 were $1.4 million. These losses compare to net loan losses of $2.8 million, $1.9 million and $4.7 million for the years ended
December 31, 1994,  1993 and 1992, respectively.
As a ratio to average loans, the net loan losses were .27%, .56%, .40% and .92% for the same respective periods.

The provision for loan losses in 1994 was actually a credit to the consolidated statement of income resulting in a reduction in the allowance for loan losses. During the second quarter of 1994, with nonperforming assets at significantly reduced levels and a substantial sale of OREO having been completed, the Company reduced the allowance for loan losses by $1.5 million. This reduction was effected by means of a credit to the provision for loan losses. As a result, for the twelve month period ended December 31, 1994, the Company's net provision for loan losses was a benefit $950 thousand, compared to a provision of $690 thousand in 1993 and $1.7 million in 1992. As a ratio of average loans, the provisions were (.19)% in 1994 and .14% and .32% for 1993 and 1992, respectively.





         SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
    (Dollars In Thousands) (Loans and Leases, Net of Unearned Income)

Years-Ended December 31,                   1996      1995      1994      1993      1992
Loans and Leases at End of Period      $393,511  $517,787  $507,553  $502,784  $492,916
Average Loans and Leases                459,946   513,266   502,224   489,326   516,711
Total Assets at End of Period           652,603   789,790   746,431   733,442   722,415

Nonperforming Assets:
Nonaccrual Loans:
Construction and Land Development      $    ---  $    104  $    327  $  2,534  $  6,149
Commercial Real Estate                       83     1,299     1,050     2,649     7,986
Commercial Loans                          1,487     1,979     1,017     2,596     4,168
Other                                       727       862     1,224     2,082     3,171
  Total Nonaccrual Loans                  2,297     4,244     3,618     9,861    21,474

Loans Past Due 90 or More Days and
  Still Accruing Interest                   321       111       231       364     1,486
Restructured Loans in Compliance with
  Modified Terms                            ---       ---       580     2,405     1,161
    Total Nonperforming Loans             2,618     4,355     4,429    12,630    24,121
Other Real Estate Owned                     136     2,410     3,396     7,506     5,548
    Total Nonperforming Assets         $  2,754  $  6,765  $  7,825  $ 20,136  $ 29,669

Allowance for Loan Losses:
Balance at Beginning of Period         $ 12,106  $ 12,338  $ 16,078  $ 17,328  $ 20,387

Transfer with Loan Sales                 (6,841)      ---       ---       ---       ---

Loans Charged-off:
  Commercial, Financial
    and Agricultural                       (185)     (579)     (997)     (973)   (2,283)
  Real Estate - Commercial                 (104)     (369)     (689)   (1,106)     (645)
  Real Estate - Construction                 (2)     (101)   (1,181)     (377)   (2,015)
  Real Estate - Residential                 (57)     (160)     (143)     (151)     (323)
  Installment Loans to Individuals         (598)     (562)     (476)     (480)     (820)
  Lease Financing Receivables                --        --        --        --        (9)
    Total Loans Charged-off                (946)   (1,771)   (3,486)   (3,087)   (6,095)

Recoveries of Loans Previously
  Charged-off:
  Commercial, Financial
    and Agricultural                         84        76       260       694       724
  Real Estate - Commercial                   48       104        35        75        48
  Real Estate - Construction                ---        10        68        55       327
  Real Estate - Residential                  12         8       143        37        22
  Installment Loans to Individuals          222       171       188       285       232
  Lease Financing Receivables                --        --         2         1         6
    Total Recoveries of Loans
      Previously Charged-off                366       369       696     1,147     1,359
    Net Loans Charged-off                  (580)   (1,402)   (2,790)   (1,940)   (4,736)
Provision for Loan Losses
  Charged to Expense                        896     1,170      (950)      690     1,677

Balance at End of Period                $ 5,581  $ 12,106  $ 12,338  $ 16,078  $ 17,328


Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
  of Average Loans                          .13%      .27%      .56 %     .40%      .92%
Provision for Loan Losses as a
  Percentage of Average Loans               .19       .23      (.19)      .14       .32
Allowance for Loan Losses as a
  Percentage of Period-end Loans           1.42      2.34      2.43      3.20      3.52
Allowance for Loan Losses as a
  Percentage of Nonperforming Loans      213.18    277.98    278.57    127.30     71.84
Nonperforming Loans as a Percentage
  of Period-end Loans                       .67       .84       .87      2.51      4.89
Nonperforming Assets as a Percentage
  of Period-end Total Assets                .42       .86      1.05      2.75      4.11


III. OTHER INCOME

The majority of other (i.e., noninterest) income is derived from fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring sources. Additionally, other income is influenced by transactions involving the sale of securities available-for-sale.


ANALYSIS OF OTHER INCOME
(Dollars In Thousands)                                             Change
                                   December 31,             Amount        Percent
                             1996     1995    1994      1996     1995   1996    1995
Income from Fiduciary
  Activities              $ 3,458  $ 3,752  $3,657   $  (294)  $   95   (7.8)%   2.6%
Fees for Other Services     3,959    4,669   4,345      (710)     324  (15.2)    7.5
Net Securities
  Gains (Losses)             (101)      23    (481)     (124)     504    ---     ---
Net Gain on Divestiture
 of Vermont Operations        15,330      ---     ---    15,330      ---    ---     ---
Other Operating Income      1,057    6,052   1,047    (4,995)   5,005  (82.5)  478.0
  Total Other Income      $23,703  $14,496  $8,568   $ 9,207   $5,928   63.5    69.2

Total other income for 1996 was $23.7 million as compared to $14.5 million for 1995. Without regard to nonrecurring items included in other income for the two years, specifically the divestiture of Vermont operations in 1996, the financial institution bond recovery in 1995 and securities sale transactions for both years, other income was $8.5 million for 1996, compared to $9.5 million in 1995, a decrease of 10.5%. As thus adjusted, other income as a percentage of average assets was 1.20% in 1996, virtually the same as in 1995.

During 1996, the Company completed the
divestiture of its Vermont banking operations.
The pre-tax gain of $15.3 million is net of recording the remaining assets and liabilities at fair value less estimated costs to sell. The major remaining asset, which at December 31, 1996, was held for sale, was the building in Rutland, Vermont, which was the former main office of GMB. Principal remaining liabilities included pension and post-retirement obligations of GMB and amounts reserved for costs and expenses of liquidating GMB's charter.

In 1995, the Company received a $5.0 million payment from the Company's financial institution bond carrier, in settlement of a lawsuit filed in 1994 for losses suffered in earlier periods, covered under the Company's policy.

During 1996, the Company recognized net losses of $101 thousand on the sale of $51.1 million of securities classified as available-for-sale.
Most of the sales were made for the purpose of extending the term of the securities at higher yields. During 1995, the Company recognized net gains of $23 thousand on the sale of $4.2 million of available-for-sale securities. During 1994, the Company recognized net securities losses of $481 thousand on the sale of $16.5 million of available-for-sale securities.

Income from fiduciary activities for 1996 was $3.5 million, a decrease of $294 thousand, or 7.8% from 1995. On August 31, 1996, the Company sold its Vermont trust business as part of the divestiture of Vermont operations. In 1995, the Vermont trust business represented approximately
42% of the Company's fiduciary income for the year of $3.8 million. During 1996, the New York based trust business generated $2.4 million in income, an increase of $232 thousand, or 10.6%, from 1995. The increase was attributable to a $35.3 million increase in assets under management, which were $434.6 million at December
31, 1996.

Fees for other services include deposit service charges, safe deposit box fees, credit card merchant processing fees, and servicing fees on loans sold with servicing retained by the Company. These fees amounted to $4.0 million for 1996, a decrease of $710 thousand, or 15.2% from 1995, again reflecting the disposition of the Vermont operations during 1996. For the New York based operations, these fees amounted to $3.4 million for both years.

Other operating income includes, as a primary component, fees earned on servicing credit card portfolios for correspondent banks. This category of noninterest income also includes gains on the sale of loans, other real estate owned and other assets. Without regard to the bond recovery, other operating income amounted to $1.1 million for both 1996 and 1995.

Total other income for 1995 amounted to $14.5 million, a $5.9 million increase from 1994. The increase was primarily attributable to a $5.0 million payment received from the Company's financial institution bond carrier.

Exclusive of the bond recovery and net securities transactions, total other income in 1995 increased $424 thousand, or 4.7%, above the 1994 level. As adjusted, the ratio of total other income to average assets was 1.22% for both years.

Fees for other services to customers amounted to $4.7 million in 1995, compared to $4.3 million in 1994, a 7.5% increase. The increase was primarily attributable to increases in service charges on deposit accounts and credit card merchant processing income.

Other operating income in 1995 was virtually unchanged from 1994.



IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company. The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE
(Dollars In Thousands)
                                                             Change
                               December 31,            Amount      Percent
                             1996     1995     1994      1996      1995    1996   1995
Salaries and Benefits     $14,971  $16,710  $16,204   $(1,739)  $   506   (10.4)%  3.1 %
Net Occupancy Expense       1,790    2,040    2,168      (250)     (128)  (12.3)  (5.9)
Furniture and Equipment     1,677    1,930    2,076      (253)     (146)  (13.1)  (7.0)
Other Operating Expense     6,336    9,089   10,926    (2,753)   (1,837)  (30.3) (16.8)
   Total Other Expense    $24,774  $29,769  $31,374$   (4,995)  $(1,605)  (16.8)  (5.1)

Other expense for 1996 was $24.8 million, a decrease of $5.0 million, or 16.8%, from 1995.
All four major categories of other expense decreased as a result of the divestiture of the Vermont banking operations.

Salaries and benefits for 1996 was $15.0 million, a decrease of $1.7 million, or 10.4%, from 1995.
Net occupancy expense and furniture and equipment expense both decreased approximately $250 thousand from 1995, or 12.3% and 13.1%, respectively.
     `
Other operating expense for 1996 was $6.3 million, a decrease of $2.8 million, or 30.3%, from 1995. In addition to the savings resulting from the divestiture of the Vermont operations, the Company experienced decreased costs for FDIC insurance premiums, legal expenses, expenses related to problem loans and in costs to maintain and dispose of OREO. In mid-1995, the FDIC reduced the insurance premiums for well-capitalized banks, such as the Company's subsidiary banks, from 23 cents per $100 of insured deposits to a flat fee of two thousand dollars per year.

Other expense for 1995 amounted to $29.8 million, which compared to $31.4 million for 1994, a decrease of $1.6 million, or 5.1%. An increase in salaries and benefits in 1995 was more than offset by reduced expenses for net occupancy expense, furniture and equipment expense and other operating expenses.

Total salaries of $11.1 million for 1995 decreased $284 thousand from the 1994 level. The effect of fewer employees was only partially offset by general salary increases. Between 1994 and 1995, employee benefits increased by $790 thousand, of which $652 thousand represented severance costs incurred the latter year.
Otherwise, a slight decrease in payroll taxes was offset by increased expenses for pension plans and health insurance.

From 1995 to 1994, net occupancy expense and furniture and equipment expense decreased by $128 thousand and $146 thousand, respectively.
The decreases were primarily attributable to reduced depreciation expenses.

Other operating expense was $9.1 million for 1995, a decrease of $1.8 million, or 16.8%, from 1994. The decrease was primarily attributable to a reduction in FDIC and other insurance premiums, as well as to a large reduction in losses on the sale of OREO.




V. INCOME TAXES

The following table sets forth the Company's income tax expense and effective tax rates for the periods presented herein.


INCOME TAXES AND EFFECTIVE RATES
(Dollars in Thousands)                                Years Ended December 31,
                                                       1996      1995      1994
Provision for Income Taxes                          $10,822    $6,986    $1,131
Effective Tax Rate                                     34.8%     36.0%      9.1%

The provisions for federal and state income taxes amounted to $10.8 million, $7.0 million and $1.1 million for 1996, 1995 and 1994, respectively.

The 1994 provision was relatively small as a result of a net operating loss carryforward tracing from 1991 and changes in the valuation allowance for deferred tax assets. Eliminating the effect of these two benefits in 1994, the effective income tax rates for 1996, 1995 and 1994 were 34.8%, 36.0% and 38.1%, respectively. The decrease in the effective tax rate in each of the past two years primarily reflected a relative increase in the Company's tax exempt loan and securities portfolios.


C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

The Company adopted SFAS No. 115 "Accounting for
Certain Investments in Debt and Equity Securities" at December 31, 1993. Under SFAS No. 115, investment securities must be classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired or are being held.
Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in a separate component of shareholders' equity. At December 31, 1996, the Company held no trading securities.

In November 1995, the FASB issued "A Guide to
Implementation of Statement 115 on Accounting for
Certain Investments in Debt and Equity
Securities." The Guide allowed a one-time reclassification of held-to-maturity securities before December 31, 1995. Acting under this provision of the Guide, the Company reclassified
$118.2 million of held-to-maturity securities to available-for-sale in December of 1995. The
Company took advantage of this one-time provision as a means to improve liquidity and to gain some additional flexibility in the management of the Company's interest rate risk. See the following sections D. on "Liquidity" and E. on "Interest
Rate Risk."


Securities Available-for-Sale:

The following table sets forth the book value of the Company's securities available-for-sale portfolio, at year-end 1996, 1995 and 1994.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                                               December 31,
                                                        1996      1995      1994
U.S. Treasury and Agency Obligations                $ 95,733  $114,502   $49,063
State and Municipal Obligations                          ---       338     2,180
Collateralized Mortgage Obligations                   42,894    44,173       475
Other Mortgage-Backed Securities                      21,732    10,478       ---
Corporate and Other Debt Securities                    9,184     7,300       ---
Mutual Funds and Equity Securities                     2,200     1,854     2,150
  Total                                             $171,743  $178,645   $53,868

Other mortgage-backed securities principally included agency mortgage pass-through securities. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMO's") separate the repayments into two or more components
(tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities guaranteed by federal agencies and tranches of CMO's with shorter maturities.

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

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 1996. CMO's are included in the table based on their expected average life and other mortgage-backed securities by final maturity date.


MATURITIES OF SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                               After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total
U.S. Treasury and
  Agency Obligations             $34,141  $ 50,767   $10,825   $    --  $ 95,733
Collateralized Mortgage
 Obligations                       1,536    32,230     8,110     1,018    42,894
Other Mortgage-Backed
 Securities                          335     4,195     1,581    15,621    21,732
Corporate and
  Other Debt Securities            1,010     8,174       ---        --     9,184
Mutual Funds and
  Equity Securities                  ---       ---       ---     2,200     2,200
    Total                        $37,022  $ 95,366   $20,516   $18,839  $171,743

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 1996.


YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)                After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
U.S. Treasury and
  Agency Obligations               6.68%     6.36%     6.83%       --%     6.53%
Collateralized Mortgage
  Obligations                      9.82      6.71      6.48      7.48      6.79
Other Mortgage-Backed
  Securities                       5.33      7.00      7.14      7.00      6.98
Corporate and
  Other Debt Securities            7.01      7.30        --        --      7.26
Mutual Funds and
  Equity Securities                  --        --        --      6.60      6.60
    Total                          6.80      6.58      6.72      6.98      6.69

The yields for debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1996. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

During 1996 the Company recognized net losses of $101 thousand on the sale of $51.1 million from securities within the available-for-sale portfolio. Proceeds from sales early in the year were used to provide funds in completing the branch sale to Mascoma Savings Bank, a transaction in which the deposit liabilities assumed by the purchaser substantially exceeded the purchase price of the loans and other assets acquired and the deposit premium. Other sales of securities from the available-for-sale portfolio were used to extend the maturity dates and increase the yield on the portfolio.

During the last quarter of 1995, the Company recognized net gains of $23 thousand on sales of $4.2 million from the available-for-sale portfolio. The proceeds were used to fund the deposits transferred with the sale of eight branches of Green Mountain Bank to Mascoma
Savings Bank in January 1996.

At December 31, 1996 and 1995, the weighted average maturity was 2.71 and 2.03 years, respectively, for debt securities in the available-for-sale portfolio.

During the last quarter of 1994, the Company recognized net losses of $481 thousand on sales of $16.5 million from the available-for-sale portfolio. The proceeds were reinvested in higher yielding securities.


At December 31, 1996, unrealized gains on securities available-for-sale amounted to $208 thousand, net of tax. Unrealized gains or losses, net of tax, are reflected as a separate component of shareholders' equity.
Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years.
Year-end amounts and data in the following tables do not include the securities available-for-sale portfolio discussed previously. The substantial reduction in the held-to-maturity portfolio between year-end 1994 and year-end 1995 reflects the one-time reclassification in November 1995 discussed previously in the introduction to the investment portfolio discussion.


SECURITIES HELD-TO-MATURITY
(In Thousands)                                               December 31,
                                                        1996      1995     1994
U.S. Treasury and Agency Obligations                 $   ---   $   --- $ 61,390
State and Municipal Obligations                       19,765    13,921   10,409
Other Mortgage-Backed Securities                      11,111       ---   51,904
Other Securities                                         ---       ---    6,032
  Total                                              $30,876   $13,921 $129,735


For information regarding the fair value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated
Financial Statements in Part II, Item 8 of this report.


The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 1996. Other mortgage-backed securities are allocated to maturity periods based on final maturity date.


MATURITIES OF SECURITIES HELD-TO-MATURITY
(In Thousands)
                                             After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total
State and Municipal Obligations   $1,888    $2,784    $5,417   $ 9,676   $19,765
Other Mortgage-Backed Securities     ---       ---       ---    11,111    11,111
Total Securities Held-to-
 Maturity                         $1,888    $2,784    $5,417   $20,787   $30,876


The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 1996.


YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)
                                            After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
State and Municipal Obligations    7.07%     8.18%     7.93%     7.97%     7.90%
Other Mortgage-Backed Securities    ---       ---       ---      7.13      7.13
Total Securities Held-to-
 Maturity                          7.07      8.18      7.93      7.53      7.63


The yields for debt securities shown in the tables above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1996. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 1996 and 1995, the Company sold no securities from the held-to-maturity portfolio.
The weighted-average maturity of the held-to-maturity portfolio was 7.5 years and 8.8 years at December 31, 1996 and 1995, respectively.


II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:


a. DISTRIBUTION OF LOANS AND LEASES
(Dollars In Thousands)                          December 31,
                               1996      1995       1994      1993     1992
                            Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
Commercial, Financial
  and Agricultural        $ 48,372  12   $ 79,993  15   $ 74,455  15   $ 82,317  16   $ 85,428  17
Real Estate - Commercial    36,302   9     71,622  14     81,704  16     95,981  19    110,702  22
Real Estate - Construction     971   1      2,051   1      5,136   1      8,702   2     12,167   2
Real Estate - Residential  168,429  43    238,298  46    230,943  45    221,066  44    198,165  40
Installment Loans to
  Individuals              139,395  35    125,762  24    115,291  23     94,656  19     86,323  19
Lease Financing
  Receivables                   42  --         61  --         24  --         62  --        131  --

Total Loans and Leases     393,511 100    517,787 100    507,553 100    502,784 100    492,916 100
Allowance for Loan Losses   (5,581)       (12,106)       (12,338)       (16,078)       (17,328)

Total Loans and Leases,
  Net                     $387,930       $505,681       $495,215       $486,706       $475,588


During 1996, the Company transferred
substantially all of the loans in its Vermont banking operation in two branch sale transactions, to Mascoma Savings Bank in January
1996 and to ALBANK in September 1996. The Vermont loan portfolio had a higher percentage of commercial loans than the loan portfolios of the Company's New York banks. Consequently, the divestiture of the Vermont banking operations is largely responsible for the shift in the mix of the loan portfolio from commercial to consumer loans between year-end 1995 and year-end 1996.
Also, the Company concentrated its lending efforts in 1996, in the area of residential real estate loans and installment loans to individuals
(primarily automobile loans).

Within the installment loan portfolio, the Company has focused on growth in its indirect lending program. Indirect loans are vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. At year-end 1992, indirect loans amounted to $42.1 million or 49% of installment loans. By
December 31, 1996, indirect loans amounted to $107.2 million, or 77% of installment loans.
While the yields on the consumer portfolios
(other than credit card loans) typically are lower than on the commercial portfolios, the Company has historically experienced fewer loan losses in consumer loans than commercial loans, in proportion to outstanding average loan balances.

Since 1990, the Company has concentrated its lending efforts in the area of residential real estate loans and installment loans to individuals, while de-emphasizing commercial and commercial real estate loans. Consequently, each of the years preceding 1996, both the dollar amount of loans for commercial and commercial real estate loans and the percentage of such loans to total loans decreased from the prior year, while residential real estate and installment loans to individuals increased each year since 1990, both in dollar amount and in percentage to total loans.

The following table indicates the changing mix in the Company's New York loan portfolio by presenting the quarterly average balance for the Company's significant loan products for the past five quarters. In addition, the table presents the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.


NEW YORK LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1996  Sep 1996  Jun 1996  Mar 1996 Dec 1995
Commercial and
 Commercial Real Estate         $ 84,059  $ 84,789  $ 87,304  $ 87,073 $ 87,388
Residential Real Estate          125,897   123,884   122,858   120,010  119,157
Home Equity                       29,863    29,109    28,804    29,226   29,364
Indirect Consumer Loans          105,227    99,059    92,757    82,446   78,823
Direct Consumer Loans             32,013    30,634    31,627    31,555   30,022
Credit Card Loans                  8,514     8,733     8,967     9,310    9,413
 Total Loans                    $385,573  $376,208  $372,317  $359,620 $354,167
</TABLE

Percentage of Total
  Quarterly Average Loans

Commercial and
 Commercial Real Estate            21.8%     22.6%     23.5%     24.2%     24.7%
Residential Real Estate            32.7      32.9      33.0      33.4      33.6
Home Equity                         7.7       7.7       7.7       8.1       8.3
Indirect Consumer Loans            27.3      26.4      24.9      22.9      22.2
Direct Consumer Loans               8.3       8.1       8.5       8.8       8.5
Credit Card Loans                   2.2       2.3       2.4       2.6       2.7
Total Loans                       100.0%    100.0%    100.0%    100.0%    100.0%

Quarterly Taxable Equivalent
  Yield on Loans

Commercial and
 Commercial Real Estate             9.36%     9.76%     9.22%     9.98%   10.07%
Residential Real Estate             8.30      8.26      8.42      8.55     8.47
Home Equity                         9.08      9.10      9.03      9.40     9.76
Indirect Consumer Loans             8.35      8.43      8.52      8.62     8.56
Direct Consumer Loans              10.73      9.45      9.44      9.43     9.90
Credit Card Loans                  16.46     16.66     16.55     16.45    15.64
Total Loans                         8.99      9.00      9.12      9.26     9.30


The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 1996. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within
1 Year" maturity category.


MATURITY AND REPRICING OF COMMERCIAL LOANS
(In Thousands)                                       After 1     After
                                            WithinBut Within      Five
                                            1 Year   5 Years     Years     Total
Commercial, Financial and Agricultural     $24,559   $16,395   $ 7,418   $48,372
Real Estate - Construction                     340        74       557       971
  Total                                    $24,899   $16,469   $ 7,975   $49,343

Fixed Interest Rates                       $ 2,963   $ 8,678   $ 6,669   $18,310
Variable Interest Rates                     21,936     7,791     1,306    31,033
  Total                                    $24,899   $16,469   $ 7,975   $49,343


COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the accompanying consolidated financial statements because they are not yet funded. As of December 31, 1996, the total contingent liability for standby letters of credit amounted to $1.2 million. In addition to these instruments, the Banks have issued lines of credit to customers, including home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.
Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.
At December 31, 1996, the Banks had outstanding loan unfunded commitments in the aggregate amount of approximately $60.9 million.


b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as impaired when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. Loans are written off against the allowance for loan losses for amounts in excess of the fair value of collateral less estimated costs to sell upon reaching 120 days delinquent. There were no material commitments to lend additional funds on outstanding impaired loans at December 31, 1996.

Loans and leases past due 90 days or more and still accruing interest, as identified in the following table, are those loans and leases which were contractually past due 90 days or more but because of expected repayments were still accruing interest.

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

Loans accounted for under SFAS No. 114 may be reported as either nonaccrual, restructured or performing. Those loans recognizing interest income on a cash or cost recovery basis are reported as nonaccrual. Loans restructured under SFAS No. 15 are reported as restructured if the loan is in compliance with the modified terms.
Under SFAS No. 15, as amended, loans bearing a market rate at the time of restructure and in compliance with modified terms are not subject to the disclosure requirements of SFAS No. 114 in years subsequent to the year of restructure, and thus would be included in performing loans.
The Company's nonaccrual, past due and
restructured loans and leases were as follows:


SCHEDULE OF NONPERFORMING LOANS
(Dollars In Thousands)                                December 31,

                                          1996    1995     1994    1993     1992
Nonaccrual Loans:
Construction and Land Development       $  ---  $  104   $  327 $ 2,534  $ 6,149
Commercial Real Estate                      83   1,299    1,050   2,649    7,986
Commercial Loans                         1,487   1,979    1,017   2,596    4,168
Other                                      727     862    1,224   2,082    3,171
  Total Nonaccrual Loans                 2,297   4,244    3,618   9,861   21,474

Loans Past Due 90 Days or More
 and Still Accruing Interest               321      111     231     364    1,486
Restructured Loans in Compliance
  with Modified Terms                      ---     ---      580   2,405    1,161
Total Nonperforming Loans               $2,618  $4,355   $4,429 $12,630  $24,121

Total Nonperforming Loans
  as a Percentage of Total Loans           .67%    .84%     .87%   2.51%   4.89%

The following table presents additional
disclosures required by SFAS No. 114 and by the Securities and Exchange Commission's Industry
Guide 3 relating to impaired loans accounted for under SFAS No. 114. All loans reported in the schedule below are included in nonaccrual loans in the schedule of nonperforming loans above.
The reserves for loans accounted for under SFAS
No. 114 in the schedule below are a component of the allowance for loan losses discussed earlier in this report under Item 7.B.II., "Provision for Loan Losses and Allowance for Loan Losses."


SCHEDULE OF IMPAIRED LOANS ACCOUNTED FOR UNDER SFAS NO. 114
(In Thousands)
                                                       December 31, 1996
                                           Recorded   Allowance for   Carrying
                                         Investment     Loan Losses      Amount
Measured at the Present Value
   of Expected Cash Flows:
Commercial Loans                             $1,301           $ 195     $1,106

                                                       December 31, 1995
                                           Recorded   Allowance for   Carrying
                                         Investment     Loan Losses     Amount
Measured at the Present Value
   of Expected Cash Flows:
Commercial Loans                             $1,405           $ 211     $1,194

Measured at the Fair Value
  of Collateral:
Commercial Real Estate                          258             129        129
Other                                           444             ---        444
  Total                                      $2,107           $ 340     $1,767

At December 31, 1996, nonaccrual loans amounted to $2.3 million. Nearly all of the nonaccrual loans in the Vermont portfolio were transferred in the 1996 branch sales. The New York based nonaccrual loans at December 31, 1996 were virtually unchanged from the level at the prior year-end. Over one-half of the nonaccrual balances at December 31, 1996 was attributable to one borrower whose loan was restructured in 1996.
Payments on that loan were current in accordance with the restructured terms as of December 31, 1996 and all payments in 1996 were used to reduce the carrying amount of the loan.

During 1996, income recognized on year-end balances of nonaccrual loans was $48 thousand.
Income that would have been recognized during that period on nonaccrual loans if such had been current in accordance with their original terms and had been outstanding throughout the period
(or since origination if held for part of the period) was $232 thousand.

Nonperforming loans amounted to $4.4 million at December 31, 1995, $74 thousand below the balance at year-end 1994. The increase in nonaccrual commercial loans between year-end 1994 and 1995 was primarily attributable to the aggregate borrowing of one commercial borrower, which was placed on nonaccrual status during 1995. Otherwise, nonaccrual loans at December
31, 1995 would have decreased from the prior year-end balance. All loans reported as restructured and in compliance with modified terms at December 31, 1994 were still in compliance with modified terms at year-end 1995 and thus classified as performing at that date.

During 1995, income recognized on year-end balances of nonaccrual loans was $116 thousand.
Income that would have been recognized during that period on nonaccrual loans if such had been current in accordance with their original terms and had been outstanding throughout the period
(or since origination if held for part of the period) was $435 thousand.

Nonperforming loans amounted to $4.4 million at December 31, 1994, a decrease of $8.2 million or 64.9% from the prior year-end. Of the $12.6 million in nonperforming loans at December 31, 1993, $2.5 million was transferred to OREO in 1994, $2.4 million of loans reported as restructured at year-end 1993 was returned to performing status in 1994 in accordance with SFAS
No. 15, and another $3.5 million was charged, during 1994, against the allowance for loan losses. The small remaining difference represented the improvement in nonaccrual loans, net of loans newly classified as nonperforming.

During 1993, nonperforming loans decreased $11.5 million, or 47.6%. During the year $7.8 million of nonaccrual loans and leases was acquired through foreclosure and transferred to OREO.
Much of the $3.1 million of loan charge-offs during the year was also attributable to prior year-end nonaccrual loans. The remaining difference represented a net improvement in the amount of nonaccrual loans and included the return to performing status of certain nonaccrual loans. The balance of $2.4 million of restructured loans in compliance with modified terms as of December 31, 1993 represented three commercial loans restructured during the year.


POTENTIAL PROBLEM LOANS

While levels of nonperforming loans and
delinquency trends have generally fallen since
1991, the Company expects that there will be continued exposure in the commercial real estate portfolio in forthcoming periods and until the regional economy shows substantial strengthening.


FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the previous section of this report. For a further discussion, see Note
19 to the Consolidated Financial Statements in
Part II, Item 8 of this report.

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


DISTRIBUTION OF OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)                       December 31,
                                              1996   1995    1994   1993    1992
Single Family 1 - 4 Units                    $ --- $   82  $1,073 $1,189  $  892
Commercial Real Estate                          86  2,328   2,128  3,418   1,536
Construction & Land Development                 50    ---     195  2,899   3,120
Other Real Estate Owned, Net                 $ 136 $2,410  $3,396 $7,506  $5,548


The following table summarizes changes in the net carrying amount of other real estate owned at December 31 for each of the periods presented.


SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)
                                             1996     1995     1994     1993     1992
Balance at Beginning of Year               $2,410  $ 3,396  $ 7,506  $ 5,548  $ 6,145
Properties Acquired Through Foreclosure       302      642    2,493    7,804    6,446
Adjustment for Change in Fair Value           (85)    (161)    (398)    (638)  (1,160)
Sale                                       (2,491)  (1,467)  (6,205)  (5,208)  (5,883)
Balance at End of Year                     $  136  $ 2,410  $ 3,396  $ 7,506  $ 5,548


The following is a summary of changes in the allowance for OREO losses:


ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES
(In Thousands)                               1996   1995    1994   1993    1992
Balance at Beginning of Year                $ 370  $ 369 $ 1,150 $1,120  $   --
Additions                                      85    161     398    638   1,160
Charge-Offs                                  (347)  (160) (1,179)  (608)    (40)
Balance at End of Year                      $ 108  $ 370 $   369 $1,150  $1,120

During 1996, the Company acquired five properties totaling $302 thousand through foreclosure. Also during the year, the Company recognized losses of $330 thousand on the sale of OREO properties with a carrying amount of $2.5 million, including OREO disposed of in the Vermont branch sale transactions described under "Overview", earlier in this report, and reduced the carrying amount of the two properties remaining in OREO at December 31, 1996 by $85 thousand.

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

During 1993, the Company acquired $7.8 million in OREO through foreclosure, of which $3.6 million was formerly classified as in-substance foreclosed property. The Company's net increase in OREO during the year of $2.0 million was primarily attributable to commercial real estate properties, in OREO, which increased by more than $2.0 million during the period, whereas construction and land development properties held in OREO decreased $221 thousand during 1993. For the year, the Company recognized net gains of $366 thousand on the sale of $5.2 million of OREO properties. These net gains partially offset the $638 thousand provision for estimated OREO losses taken during the year.

During 1992, the Company acquired $6.4 million in OREO through foreclosure. The provision for estimated OREO losses of $1.2 million in 1992 reflects the SOP 92-3 adjustment for estimated selling costs as well as adjustments for declines in fair value. During the year, the Company disposed of $5.9 million of OREO properties, upon which the Company recognized net gains of $257 thousand.



III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio.
All significant loans (primarily commercial and commercial real estate) and leases are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs. Additionally, regulatory examiners perform periodic examinations of the banks' loan and lease portfolios and report on these examinations to the boards of directors.

Provisions for loan losses are determined by the managements of the subsidiary banks, and are based upon an overall evaluation of the appropriate levels of the allowances for loan losses. Factors incorporated in such determination include the existing risk characteristics of the portfolio, prevailing national and local economic conditions, historical loss experience and expected performance within a range of anticipated future economic conditions. The Company's management believes that the banks' allowances for loan losses are adequate to absorb reasonably foreseeable loan losses.

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

In the following table, the allowance has been allocated solely for purposes of complying with disclosure requirements of the Securities and Exchange Commission. However, this allocation should not be interpreted as a projection of (I) likely sources of future losses, (II) likely proportional distribution of future losses among loan categories or (III) likely amounts of future losses. Since management regards the allowance as a general balance and has assigned an unallocated value to the schedule, the amounts presented do not represent the total balance available to absorb future losses that might occur within the principal categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.


ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in Thousands)
                                    1996      1995      1994      1993      1992
Commercial, Financial
  and Agricultural                $1,946   $ 2,913   $ 2,329   $ 3,908   $ 5,518
Real Estate-Commercial               353     1,755     1,841     3,324     3,626
Real Estate-Construction              49       305     1,994     2,027     2,525
Real Estate-Residential
   Mortgage                          890     1,616     2,098     1,893     1,803
Installment Loans to
  Individuals                      1,959     2,365     1,363     2,032     1,770
Lease Financing Receivables           --        --        --        --        15
Unallocated                          384     3,152     2,713     2,894     2,071
Total Loans and Leases            $5,581   $12,106   $12,338   $16,078   $17,328

PERCENT OF LOANS IN EACH
 CATEGORY TO TOTAL LOANS


Commercial, Financial
  and Agricultural                   12%       15%       15%       16%       17%
Real Estate-Commercial                9        14        16        19        22
Real Estate-Construction              1         1         1         2         2
Real Estate-Residential
  Mortgage                           43        46        45        44        40
Installment Loans to
  Individuals                        35        24        23        19        19
Lease Financing Receivables                    --        --        --        --        --
Total Loans and Leases              100%      100%      100%      100%      100%

At December 31, 1996, the allocated reserve for each indicated classification of loans exceeded
100% of the dollar amount of loans in such classification that were then reported as nonperforming.


IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.


AVERAGE DEPOSIT BALANCES
Years Ended December 31,
(Dollars In Thousands)
                                    1996             1995              1994
                                 Average          Average          Average
                                 Balance  Rate    Balance  Rate    Balance      Rate
Demand Deposits                 $ 77,479    --%  $ 88,961    --%  $ 87,715        --%
N.O.W./Super N.O.W.              131,438  2.88    139,879  2.84    129,999      1.92
Savings/M.M.D.A.                 157,892  2.92    201,932  3.06    260,336      2.79
Time Certificates
 of $100,000 or More              79,996  5.25     67,029  5.61     26,980      4.30
Other Time Deposits              156,236  5.33    185,166  5.34    160,035      4.03
Total Deposits                  $603,041  3.47   $682,967  3.49   $665,065      2.61


During 1996, average deposits of $85.4 million were attributable to the Vermont banking operations. All Vermont deposits were transferred during the year in connection with the branch sales to Mascoma Savings Bank in January 1996 and ALBANK in September 1996. The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters for the Company's New York banks exclusively, i.e.
deposits of the Vermont operations have been eliminated from the presentation.



NEW YORK DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1996  Sep 1996  Jun 1996  Mar 1996  Dec 1995
Demand Deposits                 $ 67,240  $ 69,216  $ 66,299  $ 63,156  $ 66,437
N.O.W/Super N.O.W                125,559   111,052   104,768    99,004   103,881
Savings and Money Market         133,974   137,768   142,916   145,094   142,582
Time Deposits of $100,000
  or More                         80,462    84,707    78,063    66,755    67,141
Other Time Deposits              133,041   127,933   120,397   117,682   116,703
Total Deposits                  $540,276  $530,676  $512,443  $491,691  $496,744


Percentage of Total
   Quarterly Average Deposits

Demand Deposits                    12.4%     13.0%     12.9%     12.8%     13.4%
N.O.W/Super N.O.W                  23.3      20.9      20.4      20.1      20.9
Savings and Money Market           24.7      26.0      27.9      29.5      28.7
Time Deposits of $100,000
  or More                          14.9      16.0      15.2      13.7      13.5
Other Time Deposits                24.7      24.1      23.6      23.9      23.5
Total Deposits                    100.0%    100.0%    100.0%    100.0%    100.0%

During 1996, the Company experienced nominal shifts in the mix of deposit products as decreases in the percentage of demand, savings and money market savings accounts to total deposits were offset by increases in the percentage of N.O.W. and time deposits accounts to total deposits.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates by changing the Federal Reserve Bank discount rate. Over the past two years, changes in the discount rate have directly influenced federal funds rates and prime rates, which in turn have had an impact upon the Company's cost of funds.
The charts below, demonstrate the positive correlation between changes in the federal discount rate and changes in the Company's cost of funds for its New York operations.



Quarterly Cost of New York Deposits
                                                Quarter Ending
                                Dec 1996  Sep 1996  Jun 1996  Mar 1996  Dec 1995
N.O.W/Super N.O.W                   3.04%     2.86%     2.69%     2.58%    2.87%
Savings and Money Market            2.93      2.92      2.92      3.00     3.08
Time Deposits of $100,000
  or More                           5.21      5.25      5.15      5.37     5.59
Other Time Deposits                 5.34      5.23      5.23      5.49     5.64
Total Deposits                      3.52      3.45      3.38      3.45     3.57

Federal Reserve Bank Discount Rate Changes 1992 - 1996

Date                                    New Rate     Old Rate
January 31, 1996                            5.00%        5.25%
February 1, 1995                            5.25         4.75
November 15, 1994                           4.75         4.00
August 16, 1994                             4.00         3.50
May 17, 1994                                3.50         3.00
July 2, 1992                                3.00         3.50

The increase in the discount rate on February 1,
1995 marked the last in a series of interest rate
increases by the Federal Reserve Board beginning
in May of 1994.  After February 1, 1995, rates
held steady for twelve months until the Reserve
Board lowered rates by twenty five basis points
on January 31, 1996.   The Company's cost of
funds rose throughout 1994 and into 1995 as a result of these changes. Correspondingly, the cost of deposits reached a plateau for the last two quarters of 1995, and as a result of the January 31, 1996 decrease in the federal discount rate, the cost of interest-bearing deposits decreased twelve basis points in the first quarter of 1996, and decreased an additional seven basis points for the second quarter of 1996. The cost of funds for the last two quarters of 1996, however, increased 7 basis points in each quarter as the Company responded to competitive pricing for NOW accounts, large municipal time deposit accounts and other time deposits. The average cost of funds for savings and money market accounts in the last two quarters of the year remained substantially unchanged from the second quarter average.



V. TIME CERTIFICATES OF $100,000 OR MORE


The maturities of time certificates of $100,000 or more at December 31, 1996 are presented below.  (In Thousands)

Maturing in:
Under Three Months                                                      $60,922
Three to Six Months                                                      12,583
Six to Twelve Months                                                      6,256
1998                                                                      1,546
1999                                                                        428
2000                                                                      1,463
2001                                                                        604
  Total                                                                 $83,802

D. LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. These "core" balances consist of demand deposits, savings, N.O.W. and money market savings account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Historically, the Company has sought to maintain a high ratio of core deposits to total assets. At year-end 1996, core deposits exceeded 70% of the Company's total assets and shareholders' equity represented an additional
11.4% of total assets. Large denomination time deposits, repurchase agreements and other borrowed funds represented 16.3% of total assets at December 31, 1996.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During 1996, average federal funds sold amounted to $12.2 million and federal funds purchased averaged $1.1 million.

On December 31, 1993, the Company, upon adoption of SFAS No. 115, segregated its investment portfolio into securities available-for-sale and those held-to-maturity. In November 1995, the FASB issued "A Guide to Implementation of
Statement 115 on Accounting for Certain
Investments in Debt and Equity Securities."  The
Guide allowed a one-time reclassification of held-to-maturity securities before December 31,
1995.  Acting under those provisions, in December
1995 the Company reclassified $118.2 million of held-to-maturity securities into its available-for-sale portfolio.

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

The Company experienced no liquidity pressures in completing the sale transactions for its Vermont banking operations in 1996.

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

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristic of each individual interest-bearing asset and liability under a variety of interest rate projections. The Company obtains interest rate projections from a third party provider of economic data. These projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. As a base, the Company projects net interest income for the ensuing twelve months for the most likely projection and for a no-change scenario. Exposure to rising or falling rates are calculated to cover a high distribution of the perceived probable interest rate scenarios.
At December 31, 1996, for purposes of projecting net interest income over the ensuing year, the Company assumed that short-term interest rates would rise by fifty basis points over the following year.

For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates. At December 31, 1996, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk.

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

The following table "Interest Rate Sensitive Gap
Analysis" presents the Company's interest rate sensitive position at December 31, 1996. For purposes of the table, an asset or liability is considered rate sensitive within a specified period when it matures or could be repriced within such period in accordance with its contractual terms except for certain deposit balances without specific maturities. These deposit balances have been allocated to various time horizons in accordance with the Company's internal projections on their likely repricing behavior in the light of historical trends, since these deposits are not apt to reprice to the full extent of prime rate changes and reprice over a period of time after changes to the prime rate.


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

Certain other assets and liabilities lacking specific maturities are classified in the "Over
Five Years" category. Nonaccrual loans and overdrafts are excluded from the loan balances.
Securities available-for-sale are presented at amortized cost.

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

The cumulative gap ratio at December 31, 1996 was
 .87 for both the ensuing cumulative six month and twelve month repricing periods. These ratios were within the range of ratios the Company seeks to maintain.


INTEREST RATE SENSITIVE GAP ANALYSIS
(Dollars In Thousands)          Within     Three    Six to    One to      Over
                                 Three    to Six    Twelve      Five      Five
                                Months    Months    Months     Years     Years     Total
Earning Assets:
Federal Funds Sold            $ 17,925  $    ---  $    ---  $    ---  $    ---  $ 17,925
Securities Available-for-Sale   63,759     1,763     3,677    70,003    32,180   171,382
Securities Held-to-Maturity        609       516     1,513     5,783    22,455    30,876
Loans and Leases,
   Net of Unearned
   Income & Nonaccrual Loans   100,408    25,125    50,315   153,128    61,916   390,892
    Total Interest Rate
      Sensitive Assets         182,701    27,404    55,505   228,914   116,551   611,075

Interest Paying Liabilities:
Regular Savings Accounts         4,513       ---     4,513    81,233       ---    90,259
N.O.W. Accounts                 53,431       ---     3,469    65,063       ---   121,963
Money Market Savings Accounts   40,341       ---       ---     1,749       ---    42,090
Time Deposits of
  $100,000 or More              60,922    12,583     6,256     4,041       ---    83,802
Other Time Deposits             27,191    22,623    46,860    39,082       ---   135,756
Short-Term Borrowings           19,462       244     3,000       ---       ---    22,706
Long-Term Debt                     ---       ---       ---       ---       ---       ---
  Total Interest Rate
    Sensitive Liabilities      205,860    35,450     64,098  191,168       ---   496,576

Interest Rate Sensitive Gap   $(23,159) $ (8,046)  $ (8,593)$ 37,746  $116,551  $114,499
Cumulative Interest Rate
  Sensitive Gap               $(23,159) $(31,205)  $(39,798)$ (2,052) $114,499
Interest Rate Sensitive
  Gap Ratio                        .89       .77        .87     1.20       ---      1.23
Cumulative Interest Rate
  Sensitive Gap Ratio              .89       .87        .87     1.00      1.23       N/A



F. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $74.3 million at December 31, 1996, as compared to $67.5 million at December 31, 1995. Changes in shareholders' equity during 1996 included $16.4 million of retained earnings which was partially offset by treasury stock purchases of $10.1.

Most of the treasury stock purchases were acquired under two initiatives undertaken by the Company's Board of Directors during the year, each of which authorized management to repurchase from time to time, at its discretion, up to $10 million of the Company's common stock in the open market or privately negotiated transactions.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.
The Company's principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

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


The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 1996:


Risk-Based Capital Ratios:                            Arrow      GFNB       SNB
    Tier 1                                             19.3%     14.3%      9.5%
    Total Capital                                      20.6      15.6      10.7
Tier 1 Leverage Ratio                                  11.2       7.9       7.6

At December 31, 1996, all subsidiary banks and the Company exceeded the minimum capital ratios established by these guidelines, as well as the "well-capitalized" thresholds set by federal bank regulatory agencies pursuant to FDICIA (see the disclosure under "Legislative Developments" in
Part I, Item 1.F. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1996, only the Company's principal bank subsidiary, Glens
Falls National Bank and Trust Company ("GFNB") was in a position to pay any material amount of dividends without prior regulatory approval. At that time, the maximum amount that could have been paid by GFNB to the Company was approximately $8.6 million.

See Part II, Item 5 "Market for the Registrant's
Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.


G. FOURTH QUARTER RESULTS


The Company reported earnings of $2.4 million for the fourth quarter of 1996, a decrease of $176 thousand or 6.7% from the fourth quarter of 1995.
Earnings per share for both periods was $.42.
The decrease in earnings was primarily
attributable to the decrease in earning assets resulting from the completion of the divestiture of the Vermont banking operations in the first three quarters. Average earning assets for the fourth quarter of 1996 were $606.4 million, a decrease of $134.8 million or 18.2% from average earning assets of $741.2 million for the fourth quarter of 1995.

Accordingly, the Company also experienced a proportional decrease in net interest income, to $7.3 million in 1996 (stated on a tax-equivalent basis) down $1.8 million or 19.8% from the fourth quarter of 1995. The Company also experienced a decrease in net interest margin (net interest income to average earning assets), which was 4.78% and 5.00% for the two respective quarters.

Noninterest income of $2.2 million for the fourth quarter of 1996 included securities losses of $183 thousand and income of $570 thousand from a post-closing upward price adjustment in the sale of the Vermont trust business upon satisfaction of a contingency condition. On a comparable basis, noninterest income decreased $550 thousand, or 23.7% from the fourth quarter of 1995. The decrease was attributable to the sale of the Vermont trust business and to decreased deposit servicing fee income resulting from the transfer of deposits in the sale of branches in Vermont.

Noninterest expense of $5.3 million for the fourth quarter of 1996 decreased $1.8 million, or 25.0%, from the fourth quarter of 1995, again, primarily attributable to the sale of the Vermont operations.




              SELECTED FOURTH QUARTER FINANCIAL INFORMATION
                         (Dollars In Thousands)
                                                           For the Quarter Ended
                                                               December 31,
                                                               1996        1995
Interest Income                                             $12,153     $15,846
Interest Expense                                              5,025       6,577
Net Interest Income                                           7,128       9,269
Provision for Loan Losses                                       224         530
Net Interest Income after Provision for Loan Losses           6,904       8,739
Other Income                                                  2,155       2,342
Other Expense                                                 5,255       7,009
Income Before Income Taxes                                    3,804       4,072
Provision for Income Taxes                                    1,370       1,462
Net Income                                                  $ 2,434     $ 2,610

Weighted Average Number of Shares and
 Equivalents Outstanding
Primary                                                       5,847       6,239
Fully Diluted                                                 5,850       6,244

Primary Earnings Per Share                                  $   .42     $   .42
Fully Diluted Earnings Per Share                                .42         .42

SELECTED RATIOS:

Return on Average Assets                                       1.49%       1.30%
Return on Average Equity                                      13.04%      15.58%

Per share amounts have been adjusted for the 1996 ten percent stock dividend.

Item 8:  Financial Statements and Supplementary
Data

The following audited financial statements and supplementary data are incorporated herein by reference to the Company's Annual Report to Shareholders for December 31, 1996, which Annual
Report is attached as Exhibit 13 to this Report:


Independent Auditors' Report

Financial Statements:

  Consolidated Balance Sheets as of
    December 31, 1996 and 1995

  Consolidated Statements of Income for the Years
    Ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years
    Ended December 31, 1996, 1995
    and 1994

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

  Quarterly Financial Data for the Years Ended
    December 31, 1996 and 1995



Item 9:   Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosure. - None.

               PART III

Item 10:  Directors and Executive Officers of
the Registrant

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 1997 is incorporated herein by reference. Required information regarding the Company's Executive
Officers is contained in Part I, Item 1.E.,
"Executive Officers of the Registrant."

Item 11:  Executive Compensation

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 1997 is incorporated herein by reference.

Item 12:  Security Ownership of Certain
Beneficial Owners and Management

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 1997 is incorporated herein by reference.

Item 13:  Certain Relationships and Related
Transactions

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 1997 is incorporated herein by reference.


                PART IV

Item 14:  Exhibits, Financial Statement
Schedules and Reports on Form 8-K

A)   Documents filed as part of this report:

I    Financial Statements:

     The following financial statements, the
     notes thereto, and the independent auditors' reports thereon are filed as part of this report, incorporated by reference from
     Exhibit 13 to this Report, the 1996 Annual
     Report to Shareholders. See the index to such financial statements in Part II, Item
     8 of this report.

          Independent Auditors' Report
          Consolidated Balance Sheets as of
            December 31, 1996 and 1995
          Consolidated Statements of Income for
            the Years Ended December 31, 1996,
            1995 and 1994
          Consolidated Statements of Changes in
            Shareholders' Equity for the Years
            Ended December 31, 1996,
            1995 and 1994
          Consolidated Statements of Cash Flows
            for the Years Ended December 31,
            1996, 1995 and 1994
          Notes to Consolidated Financial
            Statements

II   Schedules:

     All schedules are omitted since the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.


III. Exhibits:

     The following exhibits are incorporated by reference herein.

Exhibit
Number                Exhibit

2.1  Purchase and Assumption Agreement among
     Arrow Financial Corporation, Arrow Vermont
     Corporation, Green Mountain Bank and Mascoma
     Savings Bank, dated June 1, 1995
     incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed on August 4, 1995, Exhibit 2.1.

2.2  Supplement to Purchase and Assumption
     Agreement among Arrow Financial Corporation,
     Arrow Vermont Corporation, Green Mountain
     Bank and Mascoma Savings Bank, dated January
     12, 1996 incorporated herein by reference from the Registrant's Current Report on Form
     8-K, filed January 30, 1996,  Exhibit 2.2.

2.3  Purchase and Assumption Agreement among
     Arrow Financial Corporation, Arrow Vermont
     Corporation, Green Mountain Bank and ALBANK,
     FSB, dated February 26, 1996 incorporated herein by reference from the Registrant's
     Current Report on Form 8-K, filed March 14,
     1996, Exhibit 2.1.

2.4  Amendment to Purchase and Assumption
     Agreement among Arrow Financial Corporation,
     Arrow Vermont Corporation, Green Mountain
     Bank and ALBANK, FSB, dated September 26,
     1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 11, 1996, Exhibit 2.3.

2.5  Service Purchasing Agreement among Arrow
     Financial Corporation, Arrow Vermont
     Corporation, Green Mountain Bank and ALBANK,
     FSB, dated February 26, 1996 incorporated herein by reference from the Registrant's
     Current Report on Form 8-K filed March 14,
     1996, Exhibit 2.2.

2.6 Amendment to Service Purchasing Agreement among Arrow Financial Corporation, Arrow
     Vermont Corporation, Green Mountain Bank and
     ALBANK, FSB, dated September 26, 1996
     incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed October 11, 1996, Exhibit 2.4.

2.7  Stock Purchase  Agreement among Arrow
     Financial Corporation, Arrow Vermont
     Corporation, Green Mountain Bank and Vermont
     National Bank, dated February 27, 1996
     incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 14, 1996, Exhibit 2.3.

3.(I)     Certificate of Incorporation of the
          Registrant, as amended, incorporated herein by reference from the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1990, Exhibit 3.(a).

10.1 1985 Incentive Stock Option Plan of the
     Registrant, incorporated herein by reference from Registrant's 1933 Act Registration
     Statement on Form S-8 (file number 2-98736;
     filed on July 1, 1985). *

10.2 1985 Non-Qualified Stock Option Plan of the
     Registrant, incorporated herein by reference from Registrant's 1933 Act Registration
     Statement on Form S-8 (file number 2-98735;
     filed July 1, 1985). *

10.3 Short-term Incentive Award Plan of Glens
     Falls National Bank and Trust Company,
     incorporated  herein by reference from
     Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed
     December 16, 1986). *

10.4 Employment Agreement between the Registrant and Michael F. Massiano dated December 31,
     1990, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit
     10.(k). *

10.5 Employment Agreement between the Registrant and John J. Murphy dated December 31, 1990, incorporated herein by reference from
     Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit
     10(g)(1). *

10.6 Employment Agreement between the Registrant, its subsidiary bank, Glens Falls National
     Bank & Trust Company, and Thomas L. Hoy dated December 31, 1990, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10(j)(1). *

10.7 Select Executive Retirement Plan of the
     Registrant effective January 1, 1992
     incorporated herein by reference from
     Registrant's Annual Report on Form 10-K for
     December 31, 1992, Exhibit 10(m). *

10.8 Employee Stock Purchase Plan of the
     Registrant, incorporated herein by reference from Registrant's 1933 Act Registration
     Statement on Form S-8 (File number 33-48225;
     filed May 15, 1992). *

10.9 Long Term Incentive Plan of the Registrant, incorporated herein by reference from
     Registrant's 1933 Act Registration Statement on Form S-8 (File number 33-66192; filed
     July 19, 1993). *

10.10     Directors Deferred Compensation Plan of
          Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1993, Exhibit 10(n). *

10.11 Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1993, Exhibit
          10(o).*

10.12     Automatic Dividend Reinvestment Plan of the
          Registrant incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1995, Exhibit 10.11.*



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

13     Annual Report to Shareholders

21     Subsidiaries of the Company

23     Consent of Independent Certified Public
       Accountants

27     Financial Data Schedule (submitted with
       electronic filing only)


(B) The following Current Reports on Form 8-K were filed during the fourth quarter of 1996:

     Filed October 11, 1996:

     Amendment to Purchase and Assumption Agreement among Arrow Financial Corporation, Arrow
       Vermont Corporation, Green Mountain Bank and
       ALBANK, FSB, dated September 26, 1996.

     Filed October 11, 1996:

     Amendment to Service Purchasing Agreement among Arrow Financial Corporation, Arrow
       Vermont Corporation, Green Mountain Bank and
       ALBANK, FSB, dated September 26, 1996.


              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      ARROW FINANCIAL CORPORATION

Date: March 26, 1997
By: /s/ Thomas L. Hoy
Thomas L. Hoy
President and
Chief Executive Officer

Date: March 26, 1997
By: /s/ John J. Murphy
John J. Murphy
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below on March 26, 1997 by the following persons in the capacities indicated.


 /s/ John J. Carusone,Jr.
John J. Carusone
Director

 /s/ Michael B. Clarke
Michael B. Clarke
Director

 /s/ George C. Frost
George C. Frost
Director

 /s/ Kenneth C. Hopper, M.D.
Kenneth C. Hopper, M.D.
Director

 /s/ Thomas L. Hoy
Thomas L. Hoy
Director and President

 /s/ Edward F. Huntington
Edward F. Huntington
Director

 /s/ David G. Kruczlnicki
David G. Kruczlnicki
Director

 /s/ Michael F. Massiano
Michael F. Massiano
Director & Chairman

 /s/ David L. Moynehan
David L. Moynehan
Director

 /s/ Doris E. Ornstein
Doris E. Ornstein
Director

 /s/ Daniel L. Robertson
Daniel L. Robertson
Director



            EXHIBITS INDEX

Exhibit
Number                 Exhibit

3.(ii)    By-Laws of the Registrant

11        Computation of Earnings per Share

13        Annual Report to Shareholders

21        Subsidiaries of the Company

23        Consent of Independent Certified
          Public Accountants

27        Financial Data Schedule (submitted
          with electronic filing only)