Form 10-Q
period 1997-03-31
ARROW FINANCIAL CORP
filed 1997-05-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

               FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended March 31, 1997



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class                           Outstanding as of April 30, 1997
Common Stock, par value
$1.00 per share                                5,610,875




      ARROW FINANCIAL CORPORATION
               FORM 10-Q
             MARCH 31, 1997






                                   INDEX

PART I    FINANCIAL INFORMATION                                       Page No.
          Consolidated Balance Sheets as of March 31, 1997
            and December 31, 1996                                            3

          Consolidated Statements of Income for the
            Three Months Ended March 31, 1997 and 1996                       4

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996                       5

          Notes to Consolidated Financial Statements                         6

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    7


PART II   OTHER INFORMATION                                                 17


SIGNATURES                                                                  17

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              3/31/97  12/31/96
ASSETS
Cash and Due from Banks                                      $ 21,488   $ 19,572
Federal Funds Sold                                             12,500     17,925
  Cash and Cash Equivalents                                    33,988     37,497

Securities Available-for-Sale                                 159,456    171,743
Securities Held-to-Maturity:  (Approximate Fair Value of

  $42,820 in 1997 and $31,519 in 1996)                         42,915     30,876


Loans and Leases                                              398,581    393,511
  Less:  Allowance for Loan Losses                             (5,625)    (5,581)
     Net Loans and Leases                                     392,956    387,930


Premises and Equipment                                          9,365      9,414
Other Real Estate Owned                                           340        136
Other Assets                                                   15,343     15,007
      Total Assets                                           $654,363   $652,603


LIABILITIES

Deposits:

  Demand                                                     $ 65,995   $ 67,877
  Regular Savings, N.O.W. & Money Market Deposit Accounts     248,341    254,312
  Time Certificates of $100,000 or More                        93,145     83,802
  Other Time Deposits                                         142,185    135,756
      Total Deposits                                          549,666    541,747
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under

    Agreements to Repurchase                                   12,731     16,597
  Other Short-Term Borrowings                                   8,322      6,109
Other Liabilities                                              12,230     13,854
      Total Liabilities                                       582,949    578,307


SHAREHOLDERS' EQUITY


Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---        ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (6,577,036 Shares Issued in 1997 and 1996)                    6,577      6,577
Surplus                                                        54,653     54,569

Undivided Profits                                              28,750     26,992
Valuation Allowance for Securities Available-for-Sale            (682)       208
Treasury Stock (951,161 Shares in 1997 and

  817,743 in 1996, at Cost)                                   (17,884)   (14,050)
      Total Shareholders' Equity                               71,414     74,296
      Total Liabilities and Shareholders' Equity             $654,363   $652,603



               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)
                                                                  Three Months
                                                                Ended March 31,
                                                                1997      1996
INTEREST INCOME
Interest and Fees on Loans and Leases                       $ 8,700     $11,574
Interest and Dividends on Securities Held-to-Maturity:
 U.S. Government, Agencies and Corporations                     360         ---
 State and Municipal Obligations                                276         194
 Other Securities                                               ---         ---
Interest on Federal Funds Sold and Securities
 Purchased Under Agreements to Resell                            71         138
Interest and Dividends on Securities Available-for-Sale       2,761       2,643
   Total Interest Income                                     12,168      14,549

INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More                        1,149         944
 Other Deposits                                               3,708       4,423
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                               168         179
 Other Short-Term Borrowings                                     70          30
   Total Interest Expense                                     5,095       5,576
NET INTEREST INCOME                                           7,073       8,973

Provision for Loans Losses                                      236         224
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           6,837       8,749

OTHER INCOME
Income from Fiduciary Activities                                658         970
Fees for Other Services to Customers                            755       1,014
Net (Losses) Gains on Securities Transactions                   (28)        112
Gain on the Disposition of Branches                             ---       7,091
Other Operating Income                                          525         281
   Total Other Income                                         1,910       9,468

OTHER EXPENSE
Salaries and Employee Benefits                                2,934       3,900
Occupancy Expense of Premises, Net                              378         525
Furniture and Equipment Expense                                 479         457
Other Operating Expense                                       1,145       1,899
   Total Other Expense                                        4,936       6,781

INCOME BEFORE PROVISION FOR INCOME TAXES                      3,811      11,436
Provision for Income Taxes                                      910       3,963
NET INCOME                                                  $ 2,901     $ 7,473

Average Primary Shares Outstanding                            5,772       6,213
Average Fully Diluted Shares Outstanding                      5,773       6,226

Per Common Share:
Primary Earnings                                            $   .50     $  1.20
Fully Diluted Earnings                                          .50        1.20
Dividends Declared                                              .20         .15
Book Value                                                    12.69       11.62

Per share amounts have been adjusted for the November 1996 ten percent stock dividend.

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)(Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                                1997     1996
Operating Activities:
Net Income                                                 $  2,901     $  7,473
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                    236          224
   Provision for Other Real Estate Owned Losses                  60          215
   Depreciation and Amortization                                153          318
   Compensation Expense for Allocated ESOP Shares               ---           23
   Net Gain on Divestiture of Vermont Operations                ---       (7,091)
   Gains on the Sale of Securities Available-for-Sale           (35)        (174)
   Losses on the Sale of Securities Available-for-Sale           63           62
   Proceeds from the Sale of Loans                              527        1,973
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                     (6)         (39)
   Decrease in Deferred Tax Assets                              508          269
   Decrease in Interest Receivable                              158          442
   Increase (Decrease) in Interest Payable                       76         (646)
   Decrease (Increase) in Other Assets                         (412)         976
   Increase (Decrease) in Other Liabilities                  (1,701)       3,010
Net Cash Provided By Operating Activities                     2,528        7,035
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale      10,935       18,285
Proceeds from the Maturities of
  Securities Available-for-Sale                              13,895       13,924
Purchases of Securities Available-for-Sale                  (14,088)     (27,051)
Proceeds from the Maturities of
  Securities Held-to-Maturity                                   470           20
Purchases of Securities Held-to-Maturity                    (12,395)        (221)
Proceeds from Loans Sold in Branch Divestitures                 ---       39,543
Net Decrease (Increase) in Loans and Leases                  (6,046)      (4,475)
Proceeds from Fixed Assets Sold in Branch Divestitures          ---        1,533
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                         14          338
Purchase of Fixed Assets                                       (196)        (568)
Net Cash (Used In) Provided By Investing Activities          (7,411)      41,328
Financing Activities:
Deposits Transferred in Branch Divestitures,
   Net of Premium                                               ---      (93,109)
Net Increase (Decrease) in Deposits                           7,919       17,783
Net (Decrease) Increase in Short-Term Borrowings             (1,652)       2,017
Purchase of Treasury Stock                                   (3,750)      (2,979)
Exercise of Stock Options                                       ---          160
Disqualifying Disposition of ISO Shares                         ---           32
Cash Dividends Paid                                          (1,143)        (952)

Net Cash Provided By (Used In) Financing Activities           1,374      (77,048)
Net Decrease in Cash and Cash Equivalents                    (3,509)     (28,685)
Cash and Cash Equivalents at Beginning of Period             37,497       58,506
Total Cash and Cash Equivalents                             $33,988      $29,821

Supplemental Cash Flow Information:
 Interest Paid                                              $ 5,019      $ 6,211
 Income Taxes Paid                                            1,916          290
 Transfer of Loans to Other Real Estate Owned                   264          216

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FORM 10-Q
             MARCH 31, 1997

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996; the results of operations for the three month periods ended March 31, 1997 and
March 31, 1996; and the statements of cash flows for the three month periods ended March 31, 1997 and March 31, 1996. All such adjustments are of a normal recurring nature.  Certain items have
been reclassified to conform to the 1997 presentation.    Per share
amounts have been restated to reflect the November 1, 1996 ten percent stock dividend, declared September 25, 1996.


2. Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 (except for certain provisions which were deferred for one year by SFAS No. 127) and is to be applied prospectively. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of the Company does not expect that adoption of SFAS No. 125 will have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

3.   Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per
Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted, however, the statement requires restatement of all prior-period EPS data presented.



Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Company's financial condition and results of operations. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             MARCH 31, 1997


Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Acquisition of Six Fleet Branches

On March 24, 1997, the Company announced a definitive agreement to purchase six branches in upstate New York from Fleet Bank, a subsidiary of Fleet Financial Group, Hartford, CT. The branches are located in the towns of Plattsburg (2), Lake Luzerne, Port Henry,
Ticonderoga and Warrensburg and will become branches of Glens
Falls National Bank and Trust Company.  Under the agreement,
Glens Falls National Bank and Trust Company will acquire substantially all deposits and certain loans related to the branches.
At December 31, 1996, total deposits at the branches were approximately $145 million and the total amount of the branch-related loans to be acquired was approximately $37 million. Under the agreement, Glens Falls National Bank and Trust Company also has an option to acquire from Fleet an additional $10 million of residential real estate loans not related to the branches. The transaction, which is subject to regulatory approval, is currently expected to close in mid-summer.

Divestiture and Liquidation of Vermont Operations

During 1996, the Company completed the divestiture of substantially all the banking operations of its Vermont subsidiary bank, Green Mountain Bank ("GMB") in three separate transactions. Total loans and deposits transferred in these divestiture transactions amounted to approximately $148 million and $208 million, respectively. The only substantial Vermont property not sold in the transactions, the building that served as GMB's main office in Rutland, Vermont, was being held for sale on March 31, 1997.

In the first quarter of 1997, GMB transferred to its immediate parent corporation, Arrow Vermont Corporation, as a capital distribution, substantially all of its remaining assets, primarily consisting of investment securities and other liquid assets. Thereafter, on March 21, 1997, GMB filed Articles of Dissolution under Vermont law. It is anticipated that Arrow Vermont Corporation, in turn, also will file Articles of Dissolution under Vermont law in the immediate future, having transferred substantially all of its assets to its parent corporation, Arrow Financial Corporation, by way of dividend.

Stock Repurchase Program

On two separate occasions, in spring and fall 1996, the Board of Directors authorized an ongoing stock repurchase program, under which management was given the authority to repurchase at its discretion from time to time, in market or privately negotiated transactions, up to an aggregate of $20 million of the Company's
outstanding common stock.   As of March 31, 1997, the Company
had repurchased under the program $13.0 million, of which $3.7 million was repurchased in the first quarter of 1997.

OVERVIEW

The Company reported earnings of $2.9 million for the first quarter of 1997, compared to earnings of $7.5 million for the first quarter of 1996. Earnings per share were $.50 and $1.20 for the two respective periods. Each of the periods included income amounts relating to nonrecurring items, with the earlier period amount being substantially larger than the amount for the just-completed quarter. Earnings in the 1997 period reflected the favorable settlement of a combined reporting issue with the New York State Department of Taxation and Finance, resulting in a significant reduction in the provision for income taxes for that period. Earnings in the 1996 period included the gain on the sale of eight branches of GMB to Mascoma Savings Bank in January 1996 and substantial unanticipated repayments on certain restructured loans. On a comparable basis, excluding these nonrecurring items, earnings per share for both periods was $.40.


The returns on average assets were 1.80% and 4.15% for the first quarter of 1997 and 1996, respectively. The returns on average equity were 15.94% and 41.54% for the first quarter of 1997 and 1996, respectively. Excluding the nonrecurring items, the returns on average assets were 1.42% and 1.39%, and the returns on average equity were 12.60% and 14.73%, for the respective quarters.

Total assets were $654.4 million at March 31, 1997, an increase of $1.8 million, or 0.3%, from December 31, 1996. Total assets at
March 31, 1997 were $60.0 million below the level at March 31, 1996, reflecting among other changes, the effects of the sale of substantially all the remaining banking operations of GMB in the third quarter of 1996.

Shareholders' equity decreased $2.9 million to $71.4 million during the first three months of 1997, as net income of $2.9 million was more than offset by repurchases, under the Company's stock
repurchase program, cash dividends and a change in the valuation allowance for securities available-for-sale. However, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimums at period-end and all Company banks qualified
as "well-capitalized" under federal bank guidelines.   The Company
currently expects that after the acquisition of the six Fleet branches, both the Company and Glens Falls National Bank and Trust
Company will continue to exceed all regulatory capital standards and maintain their well-capitalized ratings, without raising additional capital from external sources.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                         $ Change   $ Change   % Change   % Change
                        Mar 1997   Dec 1996   Mar 1996   From Dec   From Mar   From Dec   From Mar
Federal Funds Sold      $ 12,500   $ 17,925  $   9,400   $ (5,425)  $  3,100      (30.3)%     33.0%
Securities Available
  for Sale               159,456    171,743    171,766    (12,287)   (12,310)      (7.2)      (7.2)
Securities Held
  to Maturity             42,915     30,876     14,120     12,039     28,795       39.0      203.9
Loans, Net of
  Unearned Income (1)    398,581    393,511    479,848      5,070    (81,267)       1.3      (16.9)
Allowance for
  Loan Losses              5,625      5,581     11,469         44     (5,844)       0.8      (51.0)
Earning Assets (1)       613,452    614,055    675,134       (603)   (61,682)      (0.1)      (9.1)
Total Assets             654,363    652,603    714,412      1,760    (60,049)       0.3       (8.4)

Demand Deposits         $ 65,995   $ 67,877   $ 78,123   $ (1,882)  $(12,128)      (2.8)     (15.5)
Savings, NOW and
  MMDA Accounts          248,341    254,312    299,950     (5,971)   (51,609)      (2.3)     (17.2)
Time Deposits of
  $100,000 or More        93,145     83,802     73,468      9,343     19,677       11.1       26.8
Other Time Deposits      142,185    135,756    159,711      6,429    (17,526)       4.7      (11.0)
Total Deposits          $549,666   $541,747   $611,252   $  7,919   $(61,586)       1.5      (10.1)
Other Borrowed Funds    $ 21,053   $ 22,706   $ 17,314   $ (1,653)  $  3,739       (7.3)      21.6
Shareholders' Equity      71,414     74,296     70,138     (2,882)     1,276       (3.9)       1.8

(1) Includes Nonaccrual Loans

Total resources at March 31, 1997 amounted to $654.4 million, an increase of $1.8 million, or 0.3%, from year-end 1996, and a
decrease of $60.0 million, or 8.4%, from March 31, 1996.   The
decrease from March 31, 1996 was attributable to the sale of the remaining Vermont operations at the end of the third quarter of 1996. This decrease was offset, in part, by growth in the loan portfolios of the Company's two New York based banks, primarily in the area of consumer loans.

Total loans at March 31, 1997 amounted to $398.6 million, an increase of $5.1 million, or 1.3%, from December 31, 1996, and a decrease of $81.3 million, or 16.9%, from March 31, 1996. Loans transferred in September 1996 in the sale to ALBANK, FSB of the remaining commercial bank operations in Vermont were approximately $108 million.

Total deposits of $549.7 million at March 31, 1997 increased $7.9 million, or 1.5%, from the December 31, 1996 level, and decreased
$61.6 million, or 10.1%, from March 31, 1996. Total deposits assumed by ALBANK, FSB in the September 1996 Vermont transaction were approximately $107 million.

Shareholders' equity decreased $2.9 million to $71.4 million during the first three months of 1997. Net income of $2.9 million was more than offset by stock repurchases of $3.7 million, cash dividends of $1.1 million and an $890 thousand change in the valuation allowance for securities available-for-sale. The Company paid a $.20 cash dividend for the first quarter of 1997, which followed dividends of $.20 and $.155 for the two previous quarters.

Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the Company's two New York banking subsidiaries, Glens Falls National Bank and Trust Company and
Saratoga National Bank and Trust Company. Vermont banking operations, which were divested in 1996, have been excluded.

The following table presents the quarterly average balance by deposit type and the relative proportion of each deposit type for the last five quarters for the New York banks.

Quarterly Average Deposit Balances
(Excludes Vermont Deposits)
(Dollars in Thousands)
                               Mar 1997       Dec 1996       Sep 1996       Jun 1996       Mar 1996
                               Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
Demand Deposits              $ 63,147  12   $ 67,240  12   $ 69,216  13   $ 66,299  13   $ 63,156  13
N.O.W. and Super N.O.W.       122,318  22    125,559  23    111,052  21    104,768  20     99,004  20
Savings and M.M.D.A           129,791  24    133,974  25    137,768  26    142,916  28    145,094  29
Time Deposits of
  $100,000 or More             88,704  16     80,462  15     84,708  16     78,063  15     66,755  14
Other Time Deposits           139,261  26    133,041  25    127,934  24    120,397  24    117,683  24
Total Deposits               $543,221 100   $540,276 100   $530,678 100   $512,443 100   $491,692 100

Average deposits for the New York banks increased $51.5 million, or 10.5%, from the first quarter of 1996 to the first quarter of 1997. Average deposits increased by $2.9 million, or 0.5% from the last quarter of 1996 to the first quarter of 1997, reflecting among other changes, the normal seasonal out-flow of municipal deposits. Over the five quarters charted in the table above, the Company experienced a relatively small but steady shift in the mix of deposits, with savings and money market accounts decreasing as a percentage of total deposits and N.O.W. accounts and time deposits generally increasing in proportion to total deposits. Most of the increase in deposits over the past four quarters has been in the area of time deposits.

Quarterly Cost of Deposits
(Excludes Vermont Deposits)
                                  Mar 1997  Dec 1996  Sep 1996  Jun 1996  Mar 1996
Demand Deposits                        ---%      ---%      ---%      ---%      ---%
N.O.W. and Super N.O.W.               3.05      3.04      2.86      2.69      2.58
Savings and M.M.D.A                   2.94      2.93      2.92      2.92      3.00
Time Deposits of $100,000 or More     5.25      5.21      5.25      5.15      5.37
Other Time Deposits                   5.38      5.34      5.23      5.23      5.49
Total Deposits                        3.63      3.52      3.45      3.38      3.45

Federal Reserve Bank's Discount Rate Changes 1992 - 1997

Date                          New Rate  Old Rate
January 31, 1996                  5.00%     5.25%
February 1, 1995                  5.25      4.75
November 15, 1994                 4.75      4.00
August 16, 1994                   4.00      3.50
May 17, 1994                      3.50      3.00
July 2, 1992                      3.00      3.50

The Federal Reserve Board attempts to influence the federal funds and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. In the most recent quarter, the prevailing Federal Funds rate increased by twenty five basis points even though the discount rate remain unchanged. Accordingly, the Company experienced an increase in the total cost of deposits, resulting from competitive pricing in the marketplace as well as a shift in the mix of deposits discussed above.

The Company does not expect that its average cost of funds will change significantly after the acquisition of the Fleet branches. Total deposits to be acquired from the six Fleet branches were approximately $144 million at December 31, 1996. For variable rate deposit products (including NOW, Super NOW, Money Market
Savings and regular savings) which comprise approximately $57 million of the branch deposits, the Company traditionally has been somewhat more aggressive than Fleet in terms of the yields offered on those products. Approximately $61 million of the new branch deposits represent time deposits. At December 31, 1996, the yield on that portfolio maintained by Fleet was similar to the Company's yield. Only $3.4 million of the new branch deposits were time deposits of $100,000 or more, and the yield on that portion of the deposit base was slightly higher than the Company's average for similar deposits at year-end. Accordingly, the Company expects to lose few, if any, core deposit customers due to interest rate sensitivity.

The following table presents the quarterly average balance by loan type and the relative proportion of each loan type for the last five quarters for the New York banks.

Quarterly Average Loan Balances
(Excludes Vermont Loans)
(Dollars in Thousands)
                                Mar 1997       Dec 1996       Sep 1996       Jun 1996       Mar 1996
                               Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
Commercial and  Commercial
  Real Estate                $ 89,673  23   $ 84,059  22   $ 87,789  23   $ 87,304  23   $ 87,073  24
Residential Real Estate       127,032  32    125,897  33    123,884  33    122,858  33    120,010  33
Home Equity                    30,012   8     29,863   8     29,109   8     28,804   8     29,226   8
Indirect Consumer Loans       107,371  27    105,227  27     99,059  26     92,757  25     82,446  23
Direct Consumer Loans          33,300   8     32,013   8     30,634   8     31,627   8     31,555   9
Credit Card Loans               8,153   2      8,514   2      8,733   2      8,967   3      9,310   3
Total Loans                  $395,541 100   $385,573 100   $376,208 100   $372,317 100   $359,620 100

Average loans at the New York banks increased at a steady pace over the five most recent quarters. Average loans for the first quarter of 1997 increased by $35.9 million, or 10.0%, over the first quarter of 1996. While all categories of loans, except for credit card loans, increased over the comparative period, indirect consumer loans demonstrated the most significant change. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio of the New York banks, these loans increased from 23% to 27% from the first quarter of 1996 to the first quarter of 1997. Otherwise, there was no significant change in the overall mix of loans within the portfolio of the New York banks.

Quarterly Taxable Equivalent Yield on Loans
(Excludes Vermont Loans)
                               Mar 1997  Dec 1996  Sep 1996  Jun 1996  Mar 1996
Commercial and Commercial
  Real Estate                      9.61%     9.36%     9.76%     9.84%     9.98%
Residential Real Estate            8.47      8.30      8.26      8.42      8.55
Home Equity                        9.10      9.08      9.10      9.23      9.40
Indirect Consumer Loans            8.29      8.35      8.43      8.52      8.62
Direct Consumer Loans              9.16      9.33      9.45      9.44      9.43
Credit Card Loans                 16.76     16.46     16.66     16.55     16.45
Total Loans                        8.96      8.99      9.00      9.12      9.26


Yields on the loan portfolio of the New York banks slowly declined over the past five quarters in all categories except for credit card loans. Although general interest rate trends were quite stable, the Company experienced significant competitive pricing for loan products in its market area.

Total loans related to the Fleet branches to be acquired were approximately $37 million at December 31, 1996. Additionally, under its acquisition agreement with Fleet, the Company has an option to acquire an additional $10 million of residential real estate loans not related to specific branches. The Company does not expect that the acquisition of these loans from Fleet, including the optional mortgage loans, will have a significant impact on the overall yield of the loan portfolio of the New York banks, or within the particular loan categories affected by the purchase.
The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                        Mar 1997   Dec 1996   Sep 1996   Jun 1996   Mar 1996
Loan Balances:
Period-End Loans                        $398,581   $393,511   $381,683   $487,291   $479,848
Average Loans, Year-to-Date              395,541    459,946    484,872    484,473    482,640

Allowance for Loan Losses:
Allowance for Loan Losses,
  Begining of Period                      $5,581    $12,106    $12,106    $12,106    $12,106
Transfer Pursuant to Branch Sale             ---     (6,841)    (6,841)      (596)      (596)
Provision for Loan Losses, Y-T-D             236        896        672        448        224
Net Charge-offs, Y-T-D                      (192)      (580)      (388)      (418)      (265)
Allowance for Loan Losses,
  End of Period                           $5,625   $  5,581   $  5,549    $11,540    $11,469
Nonperforming Assets:
Nonaccrual Loans                          $2,070     $2,297     $2,477     $2,962     $3,247
Loans Past due 90 or More Days
  and Still Accruing Interest                292        321         39        806        957
Loans Restructured and in
 Compliance with Modified Terms              ---        ---        ---        ---        ---
Total Nonperforming Loans                  2,362      2,618      2,516      3,768      4,204
Other Real Estate Owned                      340        136        225        540      2,215
Total Nonperforming Assets                $2,702     $2,754     $2,741     $4,308     $6,419
Performance Ratios:

Allowance to Nonperforming Loans          238.15%    213.18%    220.54%    306.26%    272.81%
Allowance to Period-End Loans               1.41       1.42       1.45       2.37       2.39
Provision to Average Loans (annualized)     0.24       0.19       0.18       0.19       0.19
Net Charge-offs to Average
  Loans (annualized)                        0.20       0.13       0.11       0.17       0.22
Nonperforming Assets to Loans & OREO        0.68       0.67       0.72       0.88       1.33


The Company's nonperforming assets at March 31, 1997 amounted to $2.7 million, virtually unchanged from December 31, 1996. During the third quarter of 1996, a large portion of the Company's nonperforming assets were transferred in connection with the divestiture of Vermont banking operations during that period.

The provision for loan losses was $236 thousand for the first quarter of 1997, compared to a provision of $224 thousand for the first
quarter of 1996.   On an annualized basis, the ratio of the 1997 first
quarter provision to average loans was .24%, four basis points higher than the annualized ratio of net charge-offs to average loans in the 1996 period of .20%. The ratio of the allowance for loan losses to outstanding loans at March 31, 1997, was 1.41%, virtually unchanged from the ratio at December 31, 1996.


CAPITAL RESOURCES

Shareholders' equity was $71.4 million at March 31, 1997, a net decrease of $2.9 million, or 3.9%, from December 31, 1996. Net income of $2.9 million for the period was more than offset by a combination of stock repurchases ($3.7 million), cash dividends
($1.1 million) and a change in the valuation allowance for securities available-for-sale ($890 thousand). The valuation allowance was established by the Company with its December 31, 1993 adoption of SFAS No. 115, which requires that securities available-for-sale be carried at fair value, net of tax, by way of a valuation reserve in shareholders' equity.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 1997, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                     Tier 1        Total
                                                 Risk-Based   Risk-Based
                                       Leverage     Capital      Capital
                                          Ratio       Ratio        Ratio
Arrow Financial Corporation               10.87%      18.51%       19.76%
Glens Falls National Bank & Trust Co.      8.36       14.84        16.09
Saratoga National Bank & Trust Co.         7.47        9.27        10.44

Regulatory Minimum                         3.00        4.00         8.00
FDICIA's "Well-Capitalized" Standard       5.00        6.00        10.00

All capital ratios for the Company and its subsidiary banks at March 31, 1997 were above minimum capital standards for financial
institutions.   Additionally, all Company and subsidiary banks' capital
ratios at that date were above FDICIA's "well-capitalized" standard.

The common stock of Arrow Financial Corporation is traded over-the-counter, and is quoted on the Nasdaq National Market System. The price ranges below represent actual reported transactions rounded to the nearest 1/8 point. (There may have been sales outside the parameters shown, but the Company believes that the price ranges fairly represent the trends.) Per share amounts and market prices have been adjusted for the November 1996 ten percent stock dividend. On April 30, 1997, the Company announced the 1997 second quarter dividend of $.20 payable on June 15, 1997.

Quarterly Stock Prices and Dividends                   Market Price           Cash
(Restated for Stock Dividends)                             (Bid)         Dividends
                                                        High      Low     Declared
1996 1st Quarter                                     $18.375  $15.000        $.155
     2nd Quarter                                      21.000   18.625         .155
     3rd Quarter                                      20.750   17.750         .155
     4th Quarter                                      23.750   20.750         .200

1997 1st Quarter                                     $24.500  $23.250        $.200
     2nd Quarter                                         n/a      n/a         .200

                                                              1997      1996
First Quarter Core Earnings Per Share                         $.40      $.40
Dividend Payout Ratio: (Second quarter dividends as
    a percent of first quarter core earnings per share)      50.0%      38.8%
Book Value Per Share                                        $12.69     $11.62

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area. These "core" balances consist of demand deposits, savings, N.O.W. and money market account balances and small denomination time deposits.
Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Core deposits historically have represented a substantial proportion of the Company's total assets.
At March 31, 1997, core deposits represented approximately 70% of the Company's total assets and shareholders' equity represented
11% of total assets. Large denomination time deposits, repurchase agreements and other borrowed funds represented 17.5% of total assets at March 31, 1997.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. The Company's practice is to be a net seller of federal funds on average, and to avoid extended periods of purchasing federal funds. During the first quarter of 1997, average federal funds sold amounted to $5.5 million and federal funds purchased averaged $284 thousand for the period. At March
31, 1997, federal funds sold amounted to $12.5 million.

Apart from federal funds, securities available-for-sale represent the Company's primary source of liquidity. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At March 31, 1997, securities available-for-sale amounted to $159.5 million and averaged $167.2 million for the quarter.

Other sources of funds include federal funds arrangements with correspondent banks and borrowing arrangements with the Federal
Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.


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

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristics of each individual interest-bearing asset and liability under a variety of interest rate projections. To make interest rate projections, the Company obtains information from third party providers of economic data. The rate projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. The Company estimates net interest income for the ensuing twelve months using the most likely rate projection and then using a no-change scenario. Exposure to rising or falling rates are calculated to cover a distribution of the perceived probable interest rate scenarios.

For a long-term measure of interest rate risk, the Company measures the economic value of equity for immediate and sustained changes in interest rates. At March 31, 1997, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk.

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


RESULTS OF OPERATIONS:    Three Months Ended March 31, 1997 Compared With
                          Three Months Ended March 31, 1996

Summary of Earnings Performance
(Dollars in Thousands)
                                           Mar 1997    Mar 1996    Change    % Change
Net Income                                   $2,901      $7,473   $(4,572)      (61.2)%
Net Income, recurring                         2,291       2,480      (189)       (7.6)

Primary Earnings Per Share                      .50        1.20    ( 0.70)      (58.3)
Primary Earnings Per Share, recurring           .40         .40      0.00         0.0

Return on Assets                               1.80%       4.15%    (2.35)%     (56.6)
Return on Assets, recurring                    1.42%       1.39%     0.03 %       2.2

Return on Equity                              15.94%      41.54%   (25.60)%     (61.6)
Return on Equity, recurring                   12.60%      14.73%    (2.13)%     (14.5)

The Company reported earnings of $2.9 million for the first quarter of 1997. The first quarter earnings included a favorable settlement of a combined reporting issue with the State of New York
Department of Taxation and Finance.   The benefit for the period,
net of the federal tax impact, reduced the provision for income taxes by $464 thousand.

The Company reported earnings of $7.5 million for the first quarter of 1996, which included the gain associated with the sale of eight branches of GMB to Mascoma Savings Bank completed on January
15, 1996.

As adjusted for nonrecurring items, net income was $2.3 million and $2.5 million for the first quarter of 1997 and 1996, respectively. As thus adjusted, earnings per share was $.40 for each period.

The divestiture of the Company's Vermont banking operations during 1996 had the most significant impact on the comparison of results of operations between the 1997 and 1996 periods. This and other significant factors are reviewed in the following sections on net interest income, other income, other expense and income taxes.


Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                  Mar 1997    Mar 1996    Change    % Change
Interest Income                   $ 12,350    $ 14,702  $ (2,352)      (16.0)%
Interest Expense                     5,095       5,576      (481)       (8.6)
Net Interest Income               $  7,255    $  9,126  $ (1,871)      (20.5)

Average Earning Assets (1)        $609,257    $680,076  $(70,819)      (10.4)%
Average Paying Liabilities         500,218     556,615   (56,397)      (10.1)
Taxable Equivalent Adjustment          182         153        29        19.0

Yield on Earning Assets (1)           8.22%       8.69%    (0.47)%      (5.4)%
Cost of Paying Liabilities            4.13        4.03      0.10         2.5
Net Interest Spread                   4.09        4.67     (0.58)      (12.4)
Net Interest Margin                   4.83        5.40     (0.57)      (10.6)
(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 57 basis points from the first quarter of 1996 to the first quarter of 1997.

During the first quarter of 1996, two significant loans, which had been restructured in earlier periods and were performing under the restructured terms, were repaid in excess of the principal amounts recorded on the Company's books. Under accounting guidelines, payments in excess of the recorded amounts were reported as interest income. Otherwise, net interest income for the first quarter of 1996 would have been $497 thousand less than the amount shown in the table above, and the net interest margin for the period would have been 5.09%, 26 basis points above the net interest margin for the 1997 period.

A comparison of the net interest margins between the first quarter of 1997 and the last quarter of 1996 (the first full period following completion of the Company's divestiture of its Vermont operations, reflecting the New York bank operations only), revealed a five basis point improvement in the net interest margin, from 4.78% to 4.83%. Historically, the net interest margin for the Company's Vermont Bank was higher than for its New York banks because the Vermont loan portfolio had a higher ratio of commercial loans to total loans generating higher average yields. The loan to deposit ratio for GMB after the Janaury 15, 1996 branch sale to Mascoma Savings Bank, exceeded 100% for the remainder of the first quarter of 1996. This high ratio of loans to deposits had a favorable impact on net interest margin for the 1996 first quarter.

The Company expects that the acquisition of the six Fleet branches may have the effect, at least initially, of further reducing the net interest margin, both because a substantial amount of the assets receivable from Fleet at closing of the branch transaction will be in the form of cash or cash equivalents that will be placed in the short run in the investment securities portfolio and only in the long run will be absorbed into higher-yielding loans, and because the expansion in the loan portfolio, when it does occur, will likely be weighted toward lower-yielding consumer loans typical of the Company's existing portfolio for its New York banks. The Company expects, however, that offsetting any possible negative impact of the branch transaction on the net interest margin will be the positive impact of the transaction on the Company's earnings per share, insofar as the Company expects to obtain greater leverage of its existing capital through the acquisition.

The provision for loan losses was $236 thousand and $224 thousand for the quarters ended March 31, 1997 and 1996, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income
(Dollars in Thousands)
                                       Mar 1997    Mar 1996    $ Change    % Change
Income From Fiduciary Activities         $  658      $  970      $ (312)      (32.2)%
Fees for Other Services to Customers        755       1,014        (259)      (25.5)
Net Gains on Securities Transactions        (28)        112        (140)        ---
Gain on the Sale of Branches                ---       7,091      (7,091)        ---
Other Operating Income                      525         281         244        86.8
 Total Other Income                      $1,910      $9,468      $7,558       (79.8)

Total Other Income, Recurring            $1,663      $2,265      $ (602)      (26.6)%
Other Operating Income, Recurring        $  250      $  281      $  (31)      (11.0)%

New York Operations, Recurring
  Other Income:
Income From Fiduciary Activities         $  658      $  620       $  38         6.1%
Fees for Other Services to Customers        755         810         (55)       (6.8)
Other Operating Income                      220         192          28        14.6
 Total Other Income, Recurring           $1,633      $1,622       $  11         0.7

Other (i.e. noninterest) income for the first quarter of 1996 included a gain of $7.1 million on the sale of eight GMB branches and
securities gains of $112 thousand.   For the 1997 period, other
income included securities losses of $28 thousand and
approximately $275 of other operating income from various legal
claims resolved during the period.   Other income, on a recurring
basis, decreased $602 thousand or 26.6%. Nearly all of the decrease was attributable to the discontinuation of Vermont banking operations between the two periods. For the first quarter of 1997, recurring other income for the New York banks was $11 thousand, or 0.7%, above the 1996 period.

Trust income for the New York banks amounted to $658 for the first quarter of 1997 for an increase of $38 thousand, or 6.1%, over the 1996 period. The increase was primarily due to an increase in assets under management.

For the New York banks, fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $755 thousand for the first quarter of 1997, a decrease of $55 thousand, or 6.8%, from the 1996 first quarter. The decrease was primarily attributable to the sale of merchant credit card processing for merchants located in Vermont.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets), on a recurring basis for the New York banks, amounted to $220 thousand, an increase of $28 thousand, or 14.6%, from the first quarter of 1996.

During the first quarter of 1997, the Company recognized net securities losses of $28 thousand on the sale of $11.0 million of
securities available-for-sale.   During the first quarter of 1996, the
Company sold $18.2 million of securities classified as available-
for-sale, recognizing net gains of $112 thousand.   Sales in the 1997
period were effected primarily for liquidity purposes and the majority of sales in the 1996 period were undertaken as the most financially expedient method of producing the funds required to complete the sale of eight GMB branches to Mascoma Savings Bank.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Mar 1997    Mar 1996    $ Change    % Change
Salaries and Employee Benefits             $2,934      $3,900     $  (966)      (24.8)%
Occupancy Expense of Premises, Net            378         525        (147)      (28.0)
Furniture and Equipment Expense               479         457          22         4.8
Other Operating Expense                     1,145       1,899        (754)      (39.7)
 Total Other Expense                       $4,936      $6,781     $(1,845)      (27.2)

New York Operations:
Salaries and Employee Benefits             $2,934      $3,114     $  (180)       (5.8)%
Occupancy Expense of Premises, Net            329         342         (13)       (3.8)
Furniture and Equipment Expense               479         363         116        32.0
Other Operating Expense                     1,129       1,405        (276)      (19.6)
 Total Other Expense                       $4,871      $5,224     $  (353)       (6.8)

Other (i.e. noninterest) expense decreased $1.8 million, or 27.2%, for the first three months of 1997 compared with the first three months of 1996. A substantial portion of the decrease was attributable to the disposition between the two periods of the Vermont banking operations, including the sale of the trust business of GMB.

For the New York banks, total other expenses amounted to $4.9 million for the first quarter of 1997, a decrease of $353 thousand, or
6.8%, from the 1996 amount of $5.2 million.   Between the
comparative periods, salaries and benefits decreased $180 thousand, a decrease that was primarily attributable to a decrease in full time equivalent employees, including the Company's retiring chief executive officer, whose office was filled by internal promotion, without the hiring of any additional senior officers. The New York banks also experienced a decrease in other operating expenses of $276 thousand, attributable to a variety of cost reduction measures distributed over several expense categories.

These decreases were offset, only in part, by a $116 thousand increase in furniture and equipment expense. This increase was primarily attributable to increased depreciation expense associated with the Company's investment in data processing equipment, late in 1996, principally for the production of imaged checking account statements. The Company expects that decreases in statement processing expenses, which are primarily reported in other operating expense and salaries and benefits expense, will fully offset equipment acquisition costs within five years, while providing the Company's customers with enhanced statements and at the same time streamlining the Company's operations.


Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                                Mar 1997    Mar 1996    Change
Provision for Income Taxes                         $ 910      $3,963   $(3,053)
Effective Federal Rate                             23.88%      34.65%   (10.77)%

The provision for federal and state income taxes amounted to $910 thousand and $4.0 million for the first quarter of 1997 and 1996, respectively. During the first quarter of 1997, the Company reached a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first quarter of 1997. As adjusted for this settlement, the effective tax rates for the first quarter of 1997 and 1996 were 36.05% and 34.65%, respectively.


      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is not involved in any
       material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

       The Company's subsidiary banks are
       parties to various legal claims which arise in the normal course of their business, for example, lender liability claims that normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks will not, in the current opinion of management, likely result in any material liability to the subsidiary banks or the Company.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of
       Shareholders held April 30, 1997,
       shareholders elected the following
       directors to serve terms expiring in 2000:
                                                      Withhold        Broker
       Director                               For    Authority     Non-Votes
       John J. Carusone, Jr.            4,440,034       29,725           ---
       Thomas L. Hoy                    4,449,083       20,677           ---
       David G. Kruczlnicki             4,449,020       20,740           ---
       David L. Moynehan                4,448,949       20,811           ---
       Daniel L. Robertson              4,448,827       20,932           ---

Item 5.  Other Information  -  None

Item 6.  Exhibits and Reports on Form 8-K  - None


               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:    May 14, 1997       s/Thomas L. Hoy
                            Thomas L. Hoy, President and
                            Chief Executive Officer




Date:    May 14, 1997       s/John J. Murphy
                            John J. Murphy, Executive Vice
                            President and Treasurer/CFO
                           (Principal Financial Officer and
                            Principal Accounting Officer)