Form 10-Q
period 1997-06-30
ARROW FINANCIAL CORP
filed 1997-08-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

                FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



   For the Quarter Ended June 30, 1997



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                   Outstanding as of July 31, 1997
Common Stock, par value
$1.00 per share                      5,495,026




            ARROW FINANCIAL CORPORATION
                       FORM 10-Q
                     JUNE 30, 1997

                          INDEX

PART I FINANCIAL INFORMATION



     Consolidated Balance Sheets as of
       June 30, 1997 and December 31, 1996

     Consolidated Statements of Income
       for the Three Month and Six Month
       Periods Ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows
       for the Six Months Ended June 30, 1997
       and 1996

     Notes to Consolidated Financial Statements

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations

         Cautionary Statement under Federal Securities Laws
         Acquisition of Six Fleet Branches
         Divestiture and Liquidation of Vermont Operations
         Stock Repurchase Program

         Overview

         Change in Financial Condition

         Capital Resources

         Liquidity

         Interest Rate Risk

         Results of Operations: Quarterly Comparison

         Results of Operations: Year-to-Date Comparison

PART II   OTHER INFORMATION

SIGNATURES
         PART I  - FINANCIAL CONDITION

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              6/30/97  12/31/96
ASSETS
Cash and Due from Banks                                     $  25,320 $  19,572
Federal Funds Sold                                             48,500    17,925
  Cash and Cash Equivalents                                    73,820    37,497

Securities Available-for-Sale                                 177,243   171,743
Securities Held-to-Maturity:  (Approximate Fair Value of
  $44,289 in 1997 and $31,519 in 1996)                         43,720    30,876


Loans and Leases                                              462,396   393,511
  Less:  Allowance for Loan Losses                             (6,409)   (5,581)
     Net Loans and Leases                                     455,987   387,930


Premises and Equipment                                         10,748     9,414
Other Real Estate Owned                                           370       136
Other Assets                                                   30,484    15,007
      Total Assets                                           $792,372  $652,603


LIABILITIES

Deposits:
  Demand                                                     $ 91,583  $ 67,877
  Regular Savings, N.O.W. & Money Market Deposit Accounts     322,259   254,312
  Time Certificates of $100,000 or More                        67,274    83,802
  Other Time Deposits                                         205,473   135,756
      Total Deposits                                          686,589   541,747
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                   13,958    16,597
  Other Short-Term Borrowings                                   8,265     6,109
Other Liabilities                                              12,084    13,854
      Total Liabilities                                       720,896   578,307


SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
  (6,577,036 Shares Issued in 1997 and 1996)                    6,577     6,577
Surplus                                                        54,658    54,569
Undivided Profits                                              30,153    26,992
Net Unrealized Gain on Securities
  ailable-for-Sale, Net of Tax                                     50       208
Treasury Stock (1,032,010 Shares in 1997 and
  817,743 in 1996, at Cost)                                   (19,962)  (14,050)
      Total Shareholders' Equity                               71,476    74,296
      Total Liabilities and Shareholders' Equity             $792,372  $652,603








See notes to consolidated financial statements.

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                                   Three Months      Six Months
                                                  Ended June 30,     Ended June 30,
                                                  1997    1996       1997     1996
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases            $9,094  $11,013    $17,794  $22,587
Interest on Federal Funds Sold                      115       32        186      170
Interest and Dividends on Securities
  Available-for-Sale                              2,719    2,765      5,480    5,408
Interest and Dividends on Securities
  Held-to-Maturity                                  668      205      1,304      399
  Total Interest and Dividend Income             12,596   14,015     24,764   28,564
INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More            1,169    1,043      2,318    1,987
 Other Deposits                                   3,973    4,210      7,681    8,633
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                    204      186        372      365
 Other Short-Term Borrowings                         92       36        162       66
  Total Interest Expense                          5,438    5,475     10,533   11,051
NET INTEREST INCOME                               7,158    8,540     14,231   17,513
Provision for Loans Losses                          236      224        472      448
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 6,922    8,316     13,759   17,065

OTHER INCOME
Income from Fiduciary Activities                    663      989      1,321    1,959
Fees for Other Services to Customers                834    1,024      1,589    2,038
Net Gains (Losses) on Securities Transactions        65      (30)        37       82
Net Gain on the Disposition of Branches             ---      ---        ---    7,091
Other Operating Income                              486      218      1,011      499
  Total Other Income                              2,048    2,201      3,958   11,669
OTHER EXPENSE
Salaries and Employee Benefits                    2,969    3,840      5,903    7,740
Occupancy Expense of Premises, Net                  363      453        741      978
Furniture and Equipment Expense                     474      413        953      870
Other Operating Expense                           1,218    1,797      2,363    3,696
  Total Other Expense                             5,024    6,503      9,960   13,284

INCOME BEFORE PROVISION FOR INCOME TAXES          3,946    4,014      7,757   15,450
Provision for Income Taxes                        1,428    1,433      2,338    5,396
NET INCOME                                      $ 2,518  $ 2,581    $ 5,419  $10,054

Average Shares Outstanding                        5,658    5,931      5,719    6,072

Per Common Share:
Earnings                                        $   .45  $   .44    $   .95   $ 1.66
Dividends Declared                                  .20      .15        .40      .31
Book Value                                        12.89    11.49      12.89    11.49
Tangible Book Value                               10.30    11.10      10.30    11.10






Per share amounts have been adjusted for the November 1996 ten percent stock dividend.
See notes to consolidated financial statements.

CAPTION

                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                            Six Months
                                                            Ended June 30,
                                                                1997      1996
Operating Activities:
Net Income                                                  $ 5,419   $10,054
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                    472       448
   Provision for Other Real Estate Owned Losses                  60       215
   Depreciation and Amortization                                598       651
   Compensation Expense for Allocated ESOP Shares               ---        68
   Net Gain on Divestiture of Vermont Operations                ---    (7,091)
   Gains on the Sale of Securities Available-for-Sale          (101)     (228)
   Losses on the Sale of Securities Available-for-Sale           63       146
   Proceeds from the Sale of Loans                            1,155     3,866
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                    (28)      ---
   Decrease (Increase) in Deferred Tax Assets                   (21)      220
   Decrease (Increase) in Interest Receivable                  (571)      284
   Increase (Decrease) in Interest Payable                      (32)     (701)
   Decrease (Increase) in Other Assets                       (2,706)      138
   Increase (Decrease) in Other Liabilities                  (1,738)     (145)
Net Cash Provided By Operating Activities                     2,570     7,925

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale      23,996    32,236
Proceeds from the Maturities of Securities
 Available-for-Sale                                          20,175    25,250
Purchases of Securities Available-for-Sale                  (49,961)  (52,069)
Proceeds from the Maturities of Securities Held-to-Maturity   1,073       521
Purchases of Securities Held-to-Maturity                    (13,978)   (3,244)
Proceeds from Loans (Acquired) Sold in Branch Transactions  (44,190)   39,543
Net Increase in Loans and Leases                            (25,824)  (13,813)
Proceeds from Fixed Assets (Acquired)
  Sold in Branch Transactions                                (1,338)    1,533
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                         93     1,846
Purchase of Fixed Assets                                       (486)     (805)
Net Cash (Used In) Provided By Investing Activities         (90,440)   30,998

Financing Activities:
Deposits Assumed (Transferred) in Branch Transactions,
  Net of Premium                                            127,708   (93,109)
Net Increase in Deposits, Excluding Branch Transactions       5,048    17,034
Net (Decrease) Increase in Short-Term Borrowings               (483)    8,837
Purchase of Treasury Stock                                   (5,822)   (8,107)
Sale of Treasury Stock for Exercise of Stock Options            ---       195
Disqualifying Disposition of ISO Shares                         ---        33
Cash Dividends Paid                                          (2,258)   (1,849)
Net Cash Provided By (Used In) Financing Activities         124,193   (76,966)
Net Increase (Decrease) in Cash and Cash Equivalents         36,323   (38,043)
Cash and Cash Equivalents at Beginning of Period             37,497    58,506
Total Cash and Cash Equivalents                             $73,820   $20,463

Supplemental Cash Flow Information:
 Interest Paid                                              $10,565   $11,752
 Income Taxes Paid                                            3,596     5,180
 Transfer of Loans to Other Real Estate Owned                   343       215


See notes to consolidated financial statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FORM 10-Q
              JUNE 30, 1997


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996; the results of operations for the three and six month periods ended June 30, 1997 and June 30, 1996; and the statements of cash flows for the six month periods ended June 30, 1997 and June 30, 1996. All such adjustments are of a normal recurring nature. Certain items have
been reclassified to conform to the 1997 presentation.   Per share
amounts have been restated to reflect the November 1996 ten percent stock dividend, declared September 25, 1996.


2. Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 (except for certain provisions which were deferred for one year by SFAS No. 127) and is to be applied prospectively. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of financial components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

3.   Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per
Share." SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic and diluted EPS computations. The statement is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted, although the statement will require restatement of all prior-period EPS data presented.

4.  Reporting Comprehensive Income and Disclosures about
Operating Segments

In June 1997, the FASB issued two statements relating to disclosures of financial information: SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. For the Company, both Statements are effective for interim and annual financial statements beginning with the first quarter of 1998.


ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              JUNE 30, 1997


Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Cautionary Statement under Federal Securities Laws

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

This Quarterly Report should be read in conjunction with the Company's Annual Report filed on Form 10-K for December 31,
1996.

Acquisition of Six Fleet Branches

On June 27, 1997, the Company completed the acquisition of six branches in upstate New York from Fleet Bank, a subsidiary of Fleet Financial Group, Hartford, CT. The branches are located in the towns of Plattsburgh (2), Lake Luzerne, Port Henry, Ticonderoga and Warrensburg and became branches of GFNB. GFNB acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches. Total deposit liabilities at the branches assumed by GFNB were approximately $140 million and the total amount of the branch-related loans acquired was approximately $34 million. Under the purchase agreement, GFNB also acquired from Fleet an additional $10 million of residential real estate loans not related to the branches.

Divestiture and Liquidation of Vermont Operations

During 1996, the Company completed the divestiture of substantially all the banking operations of its Vermont subsidiary bank, Green Mountain Bank ("GMB") in three separate transactions. Total loans and deposits transferred in these divestiture transactions amounted to approximately $148 million and $208 million, respectively. The only substantial Vermont property not sold in the transactions, the building that served as GMB's main office in Rutland, Vermont, was being held for sale on June 30, 1997.

In the first quarter of 1997, GMB transferred to its immediate parent corporation, Arrow Vermont Corporation, as a capital distribution, substantially all of its remaining assets, primarily consisting of investment securities and other liquid assets. Thereafter, on March
21, 1997, GMB filed Articles of Dissolution under Vermont law.  On
June 10, 1997, Arrow Vermont Corporation, in turn, also filed Articles of Dissolution under Vermont law, having transferred substantially all of its assets to its parent corporation, Arrow Financial Corporation, by way of dividend. Neither GMB nor Arrow Vermont Corporation has received any significant unanticipated claim during the statutory claims period and GMB anticipates making a final distribution of its residual capital to Arrow Vermont in redemption of all its capital stock in the immediate future.

Stock Repurchase Program

On two separate occasions, in spring and fall 1996, the Board of Directors of the Company authorized an ongoing stock repurchase program, under which management was given the authority to repurchase at its discretion from time to time, in open market or privately negotiated transactions, up to an aggregate of $20 million of
the Company's outstanding common stock.   As of June 30, 1997, the
Company had repurchased under the program $15.0 million, of which $5.8 million was reacquired in the first half of 1997.

OVERVIEW

The Company reported earnings of $5.4 million for the first six months of 1997, compared to earnings of $10.1 million for the first half of 1996. Earnings per common share were $.95 and $1.66 for the two respective periods. Earnings in the 1996 period included the gain on the sale of eight branches of the Company's Vermont bank, GMB, to Mascoma Savings Bank and for both periods, the Company received unanticipated repayments on certain restructured loans. Exclusive of nonrecurring items, earnings for the first two quarters of 1997 and 1996 amounted to $4.6 million and $5.1 million, respectively, and reflected core earnings per share of $.81 and $.84 for the two respective periods.

The annualized returns on average assets were 1.66% and 2.80% for the first six months of 1997 and 1996, respectively. The annualized returns on average equity for the two periods were 15.04% and 29.34%, respectively. Excluding the nonrecurring items, the annualized returns on average assets were 1.41% and 1.43% and the annualized returns on average equity were 12.86% and 15.82%, respectively, for the 1997 and 1996 six month periods.

Total assets were $792.4 million at June 30, 1997 an increase of $139.8 million or 21.4% from December 31, 1996, principally reflecting the effects of the Fleet branch acquisition, discussed above, at the end of the second quarter of 1997.

Despite the net income of $5.4 million, total shareholders' equity decreased $2.8 million to $71.5 million during the first six months of 1997. The decrease in shareholders' equity resulted from the stock repurchase program described above, cash dividends paid during the period and a decrease in the net unrealized gain on securities available-for-sale, which in the aggregate exceeded net earnings for the period. Despite the decrease in shareholders' equity and increase in total assets during the period, the Company's risk-based capital ratios and Tier 1 leverage ratio significantly exceeded regulatory minimums and both of the Company banks, as well as the Company, qualified as "well-capitalized" under federal bank guidelines.

The following table presents the adjustments necessary to arrive at the recurring net income of the Company.


Analysis of Recurring Net Income
(In Thousands, Except Per Share Amounts)
                                       Three Months Ended    Six Months Ended
                                        Jun 1997  Jun 1996  Jun 1997  Jun 1996
Net Income, as Reported                   $2,518    $2,581    $5,419   $10,054
Adjustments, net of Tax:
  OREO Transactions                          ---        33       ---       155
  Net Securities Transactions                (39)       17       (22)      (50)
  Gain on Branch Sale                        ---       ---       ---    (4,726)
  Restructured Loan Transactions            (166)      ---      (166)     (323)
  Insurance Settlement                       ---       ---      (163)      ---
  State Income Tax Benefit                   ---       ---      (464)      ---
Recurring Income                          $2,313    $2,631    $4,604    $5,110
Earnings Per Share, as Reported           $  .45    $  .44    $  .95    $ 1.66
Earnings Per Share, Recurring                .41       .44       .81       .84

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                                 $ Change  $ Change   % Change  % Change
Selected Period-End Balances:     Jun 1997  Dec 1996  Jun 1996   From Dec  From Jun   From Dec  From Jun
Federal Funds Sold               $  48,500  $ 17,925  $    ---   $ 30,575  $ 48,500     170.6%     --.-%
Securities Available-for-Sale      177,243   171,743   170,524      5,500     6,719       3.2       3.9
Securities Held-to-Maturity         43,720    30,876    16,639     12,844    27,081      41.6     162.8
Loans, Net of Unearned Income (1)  462,396   393,511   487,291     68,885   (24,895)     17.5      (5.1)
Allowance for Loan Losses            6,409     5,581    11,540        828    (5,131)     14.8     (44.5)
Earning Assets (1)                 731,859   614,055   674,454    117,804    57,405      19.2       8.5
Total Assets                       792,372   652,603   713,505    139,769    78,867      21.4      11.1

Demand Deposits                     91,583    67,877    79,522     23,706    12,061      34.9      15.2
Savings, NOW and MMDA Accounts     322,259   254,312   286,972     67,947    35,287      26.7      12.3
Time Deposits of $100,000 or More   67,274    83,802    81,840    (16,528)  (14,566)    (19.7)    (17.8)
Other Time Deposits                205,473   135,756   162,169     69,717    43,304      51.4      26.7
Total Deposits                     686,589   541,747   610,503    144,842    76,086      26.7      12.5
Other Borrowed Funds                22,223    22,706    24,134       (483)   (1,911)     (2.1)     (7.9)
Shareholders' Equity                71,476    74,296    66,575     (2,820)    4,901      (3.8)      7.4

(1) Includes Nonaccrual Loans


Total resources at June 30, 1997 amounted to $792.4 million, an increase of $139.8 million or 21.4% from year-end 1996, and an
increase of $78.9 million or 11.1% from June 30, 1996.   At the end
of the second quarter of 1997, the Company completed the acquisition from Fleet Bank of six branches in northeastern New York.
The acquisition increased total assets by approximately $140 million, representing virtually all of the gain in total assets during the first six months of the year. In the second half of 1996, total resources decreased by approximately $60 million, as the result of the sale of substantially all of the Company's remaining Vermont operations to ALBANK in September 1996 (involving disposition of approximately
$100 million in net assets) which was offset in part by growth in total assets of the Company's two New York based banks, primarily in the area of consumer loans.

Total deposits of $686.6 million at June 30, 1997 represented an increase of $144.8 million from the December 31, 1996 level and an increase of $76.1 million from June 30, 1996. The Company assumed approximately $140 million of deposit liabilities in the Fleet branch acquisition at the end of the second quarter of 1997, representing substantially all of the increase in deposits in the first six months of the year. In the second half of 1996, by contrast, deposits decreased by approximately $69 million, as approximately $108 million of deposits in Vermont transferred to ALBANK in September
1996 were offset in part by a $39 million increase in deposits at the Company's New York banks.

Between June 30, 1996 and June 30, 1997, in the Company's continuously-owned New York banking operations, total loans increased at a steady but modest rate, while total deposits also increased although at a slightly higher rate in the last six months of 1996 than in the first six months of 1997. These trends are further discussed in the following section of this Report.


Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the Company's continuously operated New
York banking offices. The Vermont banking operations, substantially all of which were transferred to ALBANK at the end of September 1996, have been excluded. Since the analysis presents average balances, the acquisition of the six Fleet branches on June 27, 1997 had an insignificant effect on the average balances for the second quarter of 1997.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters for the continuously operated New York bank offices.

Quarterly Average Deposit Balances
(Continuously Operated New York Offices Only)
(Dollars in Thousands)
                               Jun 1997       Mar 1997     Dec 1996      Sep 1996      Jun 1996
                               Amount   %    Amount   %    Amount   %    Amount   %    Amount   %
Demand Deposits              $ 65,976  12  $ 63,147  12  $ 67,240  12  $ 69,216  13  $ 66,299  13
N.O.W. and Super N.O.W.       128,067  23   122,318  22   125,559  23   111,052  21   104,768  20
Savings and M.M.D.A           128,350  23   129,791  24   133,974  25   137,768  26   142,916  28
Time Deposits of $100,000
  or More                      87,350  16    88,704  16    80,462  15    84,708  16    78,063  15
Other Time Deposits           147,910  26   139,261  26   133,041  25   127,934  24   120,397  24
Total Deposits               $557,653 100  $543,221 100  $540,276 100  $530,678 100  $512,443 100

Average deposits for these banking offices increased $45.2 million, or 8.8%, from the second quarter of 1996 to the second quarter of 1997. Over the five quarters charted in the table above, the offices experienced a shift in the mix of deposits, with the proportionately less expensive savings and money market accounts decreasing as a percentage of total deposits and the relatively more expensive N.O.W. accounts and time deposits increasing in proportion to total deposits.

Quarterly Cost of Deposits
(Continuously Operated New York Offices Only)
                                  Jun 1997  Mar 1997  Dec 1996  Sep 1996  Jun 1996
Demand Deposits                      --- %     --- %     --- %     --- %     --- %
N.O.W. and Super N.O.W.              3.21      3.05      3.04      2.86      2.69
Savings and M.M.D.A                  2.83      2.94      2.93      2.92      2.92
Time Deposits of $100,000 or More    5.37      5.25      5.21      5.25      5.15
Other Time Deposits                  5.54      5.38      5.34      5.23      5.23
Total Deposits                       3.70      3.63      3.52      3.45      3.38


Federal Reserve Bank's Discount Rate Changes 1992 - 1996

Date                           New Rate               Old Rate
January 31, 1996                  5.00%                  5.25%
February 1, 1995                  5.25                   4.75
November 15, 1994                 4.75                   4.00
August 16, 1994                   4.00                   3.50
May 17, 1994                      3.50                   3.00
July 2, 1992                      3.00                   3.50


The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. In the first quarter of 1997, the prevailing Federal Funds rate increased by twenty five basis points even though the discount rate remain unchanged. The Company experienced an increase in the total cost of deposits resulting from competitive pricing in the marketplace as well as a shift in the mix of deposits discussed above.

The Company does not expect that its average cost of funds will change significantly due to the acquisition of the Fleet branches. Total deposits assumed at the closing of the transaction (at June 27, 1997) were approximately $140 million. Of that amount, variable rate deposit accounts (including NOW, Super NOW, Money Market
Savings and regular savings) constituted approximately $66.3 million, and another $56 million constituted time deposits. After closing, the Company began paying its own rates on the variable rate deposit accounts assumed (its rate being slightly higher than Fleet's rates, on average) and continued paying the previously agree-upon rates on time deposits assumed (Fleets rates for such products being similar to the Company's prevailing rates for time deposits). Accordingly, the Company expects to lose few, if any of the variable rate or time deposits assumed in the Fleet transaction due to interest rate sensitivity. The Company did not acquire any time deposits of $100,000 or more.

The following table presents the quarterly average balance by loan type and the percentage of total loans represented by each loan type for each of the most recent five quarters for the Company's continuously operated New York banking offices.

Quarterly Average Loan Balances
(Continuously Operated New York Offices Only)
(Dollars in Thousands)
                               Jun 1997      Mar 1997      Dec 1996      Sep 1996      Jun 1996
                               Amount   %    Amount   %    Amount   %    Amount   %    Amount   %
Commercial and  Commercial
  Real Estate                $ 92,874  23  $ 89,673  23  $ 84,059  22  $ 87,789  23  $ 87,304  23
Residential Real Estate       129,289  32   127,032  32   125,897  33   123,884  33   122,858  33
Home Equity                    30,399   7    30,012   8    29,863   8    29,109   8    28,804   8
Indirect Consumer Loans       114,141  28   107,371  27   105,227  27    99,059  26    92,757  25
Direct Consumer Loans          34,212   8    33,300   8    32,013   8    30,634   8    31,627   8
Credit Card Loans               7,769   2     8,153   2     8,514   2     8,733   2     8,967   3
Total Loans                   408,684 100  $395,541 100  $385,573 100  $376,208 100  $372,317 100

Average loan balances of these offices increased at a steady pace over the five most recent quarters. Average loans for the second quarter of 1997 increased by $36.4 million, or 9.8%, from the second quarter of 1996. Except for credit card loans, all categories of loans increased over the comparative period, with indirect consumer loans and commercial loans demonstrating the most significant changes. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio of the New York offices, these loans increased from 25% to 28% from the second quarter of 1996 to the second quarter of 1997.


Quarterly Taxable Equivalent Yield on Loans
(Continuously Operated New York Offices Only)
                               Jun 1997  Mar 1997  Dec 1996  Sep 1996  Jun 1996
Commercial and Commercial
  Real Estate                      9.73%     9.61%     9.36%     9.76%     9.84%
Residential Real Estate            8.40      8.47      8.30      8.26      8.42
Home Equity                        9.23      9.10      9.08      9.10      9.23
Indirect Consumer Loans            8.35      8.29      8.35      8.43      8.52
Direct Consumer Loans              9.09      9.16      9.33      9.45      9.44
Credit Card Loans                 16.84     16.76     16.46     16.66     16.55
Total Loans                        8.97      8.96      8.99      9.00      9.12

Yields on the Company's loan portfolio for its continuously operated New York banking offices remained quite constant over the past four quarters reflecting the period of general interest rate stability.

The following table presents information related to the Company's allowance and provision for loan losses for each of the past five
quarters.   The provision for loan losses and net charge-offs are
reported on a year-to-date basis, and are annualized when expressed as a percentage of average loans.


Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                        Jun 1997    Mar 1997    Dec 1996    Sep 1996    Jun 1996
Loan Balances:
Period-End Loans                        $462,396    $398,581    $393,511    $381,683    $487,291
Average Loans, Year-to-Date              402,149     395,541     459,946     484,872     484,473

Allowance for Loan Losses:
Allowance for Loan Losses,
  Beginning of Period                     $5,581      $5,581     $12,106     $12,106     $12,106
Transfer Pursuant to Branch
  Acquisition (Sale)                         700         ---      (6,841)     (6,841)       (596)
Provision for Loan Losses, Year-to-Date      472         236         896         672         448
Net Charge-offs, Year-to-Date               (344)       (192)       (580)       (388)       (418)
Allowance for Loan Losses, End of Period  $6,409      $5,625     $ 5,581     $ 5,549     $11,540
Nonperforming Assets:
Nonaccrual Loans                          $2,232      $2,070      $2,297      $2,477      $2,962
Loans Past due 90 or More Days
  and Still Accruing Interest                764         292         321          39         806
Loans Restructured and in
 Compliance with Modified Terms              ---         ---         ---         ---         ---
Total Nonperforming Loans                  2,996       2,362       2,618       2,516       3,768
Other Real Estate Owned                      370         340         136         225         540
Total Nonperforming Assets                $3,366      $2,702      $2,754      $2,741      $4,308
Performance Ratios:

Allowance to Nonperforming Loans          213.92%     238.15%     213.18%     220.54%     306.26%
Allowance to Period-End Loans               1.39        1.41        1.42        1.45        2.37
Provision to Average Loans (annualized)     0.24        0.24        0.19        0.18        0.19
Net Charge-offs to Average
  Loans (annualized)                        0.17        0.20        0.13        0.11        0.17
Nonperforming Assets to Loans & OREO        0.73        0.68        0.70        0.72        0.88


The Company's nonperforming assets at June 30, 1997 amounted to $3.4 million, an increase of $612 thousand, or 22.2%, from December 31, 1996 and a decrease of $942 thousand, or 21.9%, from June 30, 1996. The increase from year-end was primarily attributable to an increase of residential real estate loans delinquent 90 or more days, but still accruing interest. At period-end, the Company's nonperforming asset totals did not include any assets acquired from Fleet Bank in the branch acquisition completed on June 27, 1997. Based on a review of the loan portfolio acquired, the Company increased the allowance for loan losses by $700 thousand as a purchase acquisition adjustment to goodwill. This amount represents the allowance for loan losses established for inherent risk of loss in the loans acquired in an amount the Company believes is materially consistent with the general loss reserve on the books of Fleet applicable to these loans. Of the $4.3 million in nonperforming assets at June 30, 1996, $3.0 million was attributable to the New
York banks, and the remaining $1.3 million represented loans or OREO held in the Company's Vermont banking operation, substantially all of which were sold or liquidated in connection with the winding up of such operation in the ensuing periods.

The provision for loan losses for the first two quarters of 1997 was $472 thousand, compared to a provision of $448 thousand for the
first two quarters of 1996.   On an annualized basis, the ratio of the
provision to average loans for the first six months of 1997 was .24%, seven basis points in excess of the annualized ratio for the period's net charge-offs to average loans of .17% and five basis points higher than the ratio of the provision to average loans for the 1996 period.
 The provision for the six months ended June 30, 1997 was deemed adequate. The coverage ratio, defined as the ratio of the allowance for loan losses to nonperforming loans, was 213.92% at June 30, 1997.

CAPITAL RESOURCES

Shareholders' equity was $71.5 million at June 30, 1997, a decrease of $2.8 million or 3.8% from December 31, 1996. The decrease in shareholders' equity was primarily attributable to the repurchase during the period of 235,441 shares of the Company's common stock at an aggregate cost of $5.8 million, cash dividends of $2.3 million and a decrease of $158 thousand in net unrealized gains on securities available-for-sale, offset by net earnings for the period.

The Company and its subsidiaries are currently subject to two capital guidelines, a leverage ratio test and a risk-based capital measure.
The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially greater minimum ratios. The
FDIC Improvement Act ("FDICIA") of 1991 mandated actions to be taken by banking regulators with respect to banking institutions suffering from various levels of undercapitalization as measured by these capital ratios. FDICIA established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 1997, all capital ratios for the Company and its subsidiary banks not only exceeded the minimum capital standards for financial institutions established by these guidelines, but also exceeded the FDICIA's "well-capitalized" standard.

On June 30, 1997 the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                           Tier 1            Total
                                                       Risk-Based       Risk-Based
                                            Leverage      Capital          Capital
                                               Ratio        Ratio            Ratio
Arrow Financial Corporation                    8.74%       12.31%           13.57%
Glens Falls National Bank & Trust Company      8.75        12.43            13.68
Saratoga National Bank & Trust Company         7.21         9.14            10.29

Regulatory Minimum                             3.00         4.00             8.00
FDICIA's "Well-Capitalized" Standard           5.00         6.00            10.00


The following table presents the cash dividends paid in 1997 and 1996, restated for the November 1996 ten percent stock dividend.
 On July 23, 1997, the Company declared a dividend of $.20 payable on September 15, 1997.

Quarterly Stock Prices and Dividends                 Market Price           Cash
(Restated for Stock Dividends)                           (Bid)         Dividends
                                                        High    Low     Declared
1996 1st Quarter                                     $18.375  $15.000     $.155
     2nd Quarter                                      21.000   18.625      .155
     3rd Quarter                                      20.750   17.750      .155
     4th Quarter                                      23.750   20.750      .200

1997 1st Quarter                                     $24.500  $23.250     $.200
     2nd Quarter                                      27.750   24.500      .200
     3rd Quarter                                        n/a       n/a      .200



                                                              1997      1996
Second Quarter Earnings Per Share, as Reported                $.45      $.44
Second Quarter Recurring Earnings Per Share                   $.41      $.44
Dividend Payout Ratio: (Third quarter dividends as
    a percent of second quarter core earnings per share)     48.8%     35.2%
Book Value Per Share                                        $12.89    $11.49
Tangible Book Value Per Share                               $10.30    $11.10

The Company is not aware of any know trends, event or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Company's capital resources.

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided on an ongoing basis through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area.
These "core" balances consist of demand deposits, savings, N.O.W.
and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Historically, the Company has maintained high levels of core deposits. At June 30, 1997, core deposits represented more than 78% of the Company's total assets. Additionally, stockholders' equity at a level of 9.0% of total assets represented another substantial source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 11.3% of total assets at June 30, 1997.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. Federal funds purchased are thus a source of short-term liquidity. The Company's practice is to be a net seller of federal funds under normal circumstances, and to avoid becoming a net purchaser for any extended periods of time. During the second quarter of 1997, average federal funds sold amounted to $8.4 million and average federal funds purchased were $3.2 million. At June 30, 1997, federal funds sold was an unusually high $48.5 million, due to temporary excess liquidity resulting from the Fleet branch acquisition in which the deposit liabilities assumed were greater than the loan balances and other branch-related assets acquired.

Apart from federal funds purchased, securities available-for-sale represent the Company's other significant source of meeting short-term liquidity needs. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At June 30, 1997, securities available-for-sale amounted to $177.2 million and averaged $163.0 million for the quarter then ended.

Other short-term sources of funds include a borrowing arrangement with the Federal Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a materially adverse effect or make material demands on the Company's liquidity.

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

The Company's primary short-term measure of interest rate risk projects net interest income for the ensuing twelve-month period based on the maturity, prepayment assumption and repricing characteristics of each individual interest-bearing asset and liability under a variety of interest rate projections. To make interest rate projections, the Company obtains information from third party providers of economic data. The rate projections are applied to existing interest sensitive assets and liabilities and to expected new and rollover amounts. The Company estimates net interest income for the ensuing twelve months using the most likely rate projection and then using a no-change scenario. Exposure to rising or falling rates are calculated to cover a distribution of perceived probable interest rate scenarios.

 At June 30, 1997, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk. Based upon a review of the repricing characteristics of the deposits and loan portfolio acquired by the Company in the Fleet branch transaction, management believes the transaction will not significantly affect the Company's interest rate risk position.

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


RESULTS OF OPERATIONS: Three Months Ended June 30, 1997 Compared With
                       Three Months Ended June 30, 1996


Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

As Reported:                             Jun 1997  Jun 1996    Change  % Change
Net Income                                 $2,518    $2,581     $(63)      (2.4)%
Earnings Per Share                            .45       .44      .01        2.3
Return on Assets                             1.51%     1.44%     .07%       4.9
Return on Equity                             14.13%   15.44%   (1.31)%     (8.5)

Recurring Earnings:
Net Income                                 $2,313    $2,631    $(318)     (12.1)%
Earnings Per Share                            .41       .44     (.03)      (6.8)
Return on Assets                             1.39%     1.47%    (.08)%     (5.4)
Return on Equity                            13.12%    16.81%   (3.69)%    (22.0)


The Company's net income for the three month period ended June
30, 1997 was $2.5 million, which compared to earnings of $2.6
million for the second quarter of 1996.   Earnings per share for the
1997 period was slightly higher, however, at $.45, compared to $.44 for the 1996 period. The $63 thousand decrease in earnings, was primarily attributable to a decrease in earning assets following the various sales of the Company's Vermont banking operations in 1996, offset in-part by the receipt of an unexpected payment by the Company during the 1997 period in connection with the restructure of a fully charged-off loan.

As adjusted for nonrecurring items, net income decreased $318 thousand, or 12.1% from the second quarter of 1996 to the second quarter of 1997, again reflective of a decrease in earning assets. Net interest income and other income for the second quarter of
1997, as adjusted for nonrecurring items, were 15.4% and 7.0%, respectively, below the totals for the 1996 period. These decreases were offset, however, by a favorable 22.7% reduction in
noninterest (other) expense between the two periods.   These and
other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Jun 1997  Jun 1996    Change   % Change
Interest Income                          $12,797   $14,169   $(1,372)      (9.7)%
Interest Expense                           5,438     5,475       (37)      (0.7)
Net Interest Income                      $ 7,359   $ 8,694   $(1,335)     (15.4)


Average Earning Assets (1)              $623,364  $675,480  $(52,116)      (7.7)%
Average Paying Liabilities               514,243   557,017   (42,774)      (7.7)

Taxable Equivalent Adjustment                201       154        47       30.5

Yield on Earning Assets (1)                 8.23%     8.44%    (0.21)%     (2.5)%
Cost of Paying Liabilities                  4.24      3.96      0.28        7.1
Net Interest Spread                         3.99      4.48     (0.49)     (10.9)
Net Interest Margin                         4.74      5.18     (0.44)      (8.5)
(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the second quarter of 1997 decreased $1.3 million, or 15.4%, from net interest income in the second quarter of 1996. The change from the 1996 period was primarily attributable to a $52.1 million or a 7.7% decrease in average earning assets, principally resulting from the Company's sale in September 1996 of substantially all of its remaining Vermont operations to ALBANK.

Net interest income for the second quarter of 1997 as compared to the second quarter of 1996 was also adversely impacted by a decrease in the yield on average earning assets compared to an increase in the cost of average paying liabilities. The decrease in the yield on the loan portfolio was attributable to a shift in the mix of loan products favoring lower yielding indirect loans. The change in the mix of deposits was also unfavorable as relatively more expensive time deposits and NOW accounts increased in proportion to savings and money market accounts.


The provision for loan losses was $236 thousand for the quarter ended June 30, 1997, compared to a provision of $224 thousand for the 1996 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income


Summary of Other Income
(Dollars in Thousands)
                                                  Jun 1997  Jun 1996  $ Change   % Change
Income From Fiduciary Activities                    $  663    $  989     $(326)     (33.0)%
Fees for Other Services to Customers                   834     1,024      (190)     (18.5)
Net Gains (Losses) on Securities Transactions           65       (30)       95        ---
Other Operating Income                                 486       218       268      122.9
  Total Other Income                                $2,048    $2,201     $(153)      (7.0)
Without Regard to Nonrecurring Items:
Other Operating Income                              $  230    $  218     $  12        5.5 %
Total Other Income                                   1,792     2,201      (409)     (18.6)

Other income decreased $153 thousand or 7.0% in the second quarter of 1997 from the second quarter of 1996. Income from fiduciary services decreased $326 thousand or 33.0% from the 1996 level. The decrease was directly attributable to the sale of the Vermont trust business to Vermont National Bank in August of 1996, part of the disposition of the Company's Vermont operations. At that time, the Vermont trust business represented approximately 50% of the Company's trust business. Subsequently, the Company has experienced growth in the New York trust business. Income for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $189 thousand, or 18.5%, again due to the disposition of the Vermont operations in the third quarter of 1996. Other operating income (primarily credit card processing income and gains on the sale of other real estate owned, loans and other assets) increased $268 thousand between the two periods. The increase was fully attributable to the receipt in the 1997 period of an unexpected payment in connection with the former Vermont operations. During the second quarter of 1997 the Company recognized a net gain of $65 thousand on the sale of $13.0 million of securities from the portfolio of securities classified as available-for-sale. The sales were effected for the primary purpose of reinvestment at a higher yield, and secondarily to extend the average maturity of the available-for-sale portfolio.


Other Expense


Summary of Other Expense
(Dollars in Thousands)
                                                   Jun 1997  Jun 1996  $ Change   % Change
Salaries and Employee Benefits                       $2,969    $3,840   $  (871)     (22.7)%
Occupancy Expense of Premises, Net                      363       453       (90)     (19.9)
Furniture and Equipment Expense                         474       413        61       14.8
Other Operating Expense                               1,218     1,797      (579)     (32.2)
 Total Other Expense                                 $5,024    $6,503   $(1,479)     (22.7)

Other (i.e. noninterest) expense decreased $1.5 million, or 22.7%, from the second quarter of 1996 to the second quarter of 1997. While the Company experienced decreases in all major categories of other expense, except for furniture and equipment expense, the major reductions occurred in the areas of salaries and employee benefits and other operating expense. The principal reason for decreases in these areas was the sale of the remaining Vermont banking operations in August and September of 1996.

These decreases were offset, only in part, by a $61 thousand increase in furniture and equipment expense. This increase was primarily attributable to increased depreciation expense associated with the Company's investment, in late 1996, in data processing equipment for the production of imaged checking account statements. The Company expects that decreases in statement processing expenses, which are primarily reported in other operating expense and salaries and benefits expense, will fully offset equipment acquisition costs in future periods, while providing the Company's customers with enhanced statements and at the same time streamlining the Company's operations.


Income Taxes


Summary of Income Taxes
(Dollars in Thousands, Except Per Share Amounts)
                                           Jun 1997   Jun 1996    Change    % Change
Provision for Income Taxes                   $1,428     $1,433      $(5)        .3%
Effective Tax Rate                            36.19%     35.70%    0.49%       1.4


The provision for federal and state income taxes amounted to $1.4 million for the second quarter of 1997, virtually unchanged from the amount for the 1996 period. The effective tax rate increased by 49 basis points from the 1996 period to the 1997 period. The increase was attributable to the fact that, in the 1997 period, a greater portion of the Company's taxable income was subject to New York State income taxes. (Vermont has no income-based tax for banks.)



RESULTS OF OPERATIONS: Six Months Ended June 30, 1997 Compared With
                       Six Months Ended June 30, 1996


Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                              Jun 1997  Jun 1996    Change  % Change
Net Income                                 $5,419   $10,054    $(4,635)    (46.1)%
Earnings Per Share                            .95      1.66       (.71)    (42.8)
Return on Assets                             1.66%     2.80%     (1.14)%   (40.7)
Return on Equity                            15.04%    28.97%    (13.93)%   (48.1)

Recurring Earnings:
Net Income                                 $4,604    $5,110      $(506)     (9.9)%
Earnings Per Share                            .81       .84       (.03)     (3.6)
Return on Assets                             1.41%     1.43%      (.02)%    (1.4)
Return on Equity                            12.86%    15.82%     (2.96)%   (18.7)

The Company's net income was $5.4 million for the first six months of 1997, compared to earnings of $10.1 million for the first six months of 1996. Earnings per share were $.95 and $1.66 for the two respective periods. As noted in the "Analysis of Recurring Income" table in the Overview section of this Management's Discussion and Analysis, there were several nonrecurring items in both years, most notably the gain in the 1996 period from the Company's sale of eight branches in eastern Vermont to Mascoma Savings Bank.

Adjusting for the nonrecurring events in both periods, as further discussed in the following analysis, net income for the first half of 1997 decreased $506 thousand or 9.9% from the first half of 1996.
The period-to-period change for the first half of 1997 as compared to the first half of 1996 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Jun 1997  Jun 1996    Change   % Change
Interest Income                           $25,146   $28,871   $(3,725)     (12.9)%
Interest Expense                           10,533     1,051      (518)      (4.7)
Net Interest Income                       $14,613   $17,820   $(3,207)     (18.0)

Average Earning Assets (1)               $616,349  $677,776  $(61,427)      (9.1)%
Average Paying Liabilities                507,269   556,799   (49,530)      (8.9)
Taxable Equivalent Adjustment                 382       307        75       24.4

Yield on Earning Assets (1)                  8.23%     8.57%    (0.34)%     (4.0)%
Cost of Paying Liabilities                   4.19      3.99      0.20        5.0
Net Interest Spread                          4.04      4.58     (0.53)     (11.6)
Net Interest Margin                          4.78      5.29     (0.51)      (9.6)
Recurring Net Interest Margin                4.78      5.14     (0.36)      (7.0)

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the first half of 1997 decreased $3.2 million, or 18.0%, from the first half of 1996.
The decrease in net interest income in the 1997 period was primarily attributable to a 9.1% decrease in average earning assets resulting from the sale of the remaining Vermont banking operations in
September 1996.   Net interest income for the second quarter of
1997 as compared to the second quarter of 1996 was also adversely impacted from a decrease in the yield on earning assets and an increase in the cost of paying liabilities. The decrease in the yield on the loan portfolio was attributable to a shift in the mix of loan products favoring lower yielding indirect loans. The change in the mix of deposits was also unfavorable as more expensive time deposits and NOW accounts increased in proportion to savings and money market accounts.

Net interest income for the first two quarters of 1996 also received a benefit from unexpected repayments received on two major loans in the Vermont operation that had been restructured in earlier periods. The effect of these payments increased net interest margin for the 1996 period by 15 basis points over the level that would otherwise have been attained.

Average earning assets amounted to $616.3 million for the first half of 1997, a $61.4 million, or 9.1%, decrease from the first half  of
1996.   There was a similar decrease of 8.9% in average paying
liabilities. The decrease between the two periods in both earning assets and paying liabilities was primarily attributable to the sale of the remaining six branches in Vermont to ALBANK in September of 1996, offset in part, by growth in the New York loan and deposits balances. The acquisition of the Fleet branches had only a minimal impact on average balances for the 1997 period since they were acquired near the end of the period.

The provision for loan losses was $472 thousand for the six month period ended June 30, 1997, compared to a provision of $448 thousand for the 1996 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income


Summary of Other Income
(Dollars in Thousands)
                                         Jun 1997  Jun 1996  $ Change   % Change
Income From Fiduciary Activities           $1,321   $ 1,959   $  (638)    (32.6)%
Fees for Other Services to Customers        1,589     2,038      (449)    (22.0)
Net Gains on Securities Transactions           37        82       (45)    (54.9)
Gain on the Disposition of Branches           ---     7,091    (7,091)      ---
Other Operating Income                      1,011       499       512     102.6
 Total Other Income                        $3,958   $11,669   $(7,711)    (66.1)

Without Regard to the Nonrecurring Items:
Other Operating Income                     $  480   $   499   $   (19)     (3.8)
Total Other Income                          3,427     4,578    (1,151)    (25.1)


Other income (i.e. noninterest income) for the first two quarters of 1996 reflected the $7.1 million pre-tax gain on the sale of eight Vermont branches to Mascoma Savings Bank in January 1996, while other income for the 1997 period reflected $256 thousand from an unexpected payment in connection with the former Vermont operations.

Without regard to these items, other income decreased $1.2 million, or 25.1%, for the first half of 1997 compared with the first half of 1996. Income from fiduciary services decreased $638 thousand or 32.6% from the first half of 1996. Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased
$449 thousand, or 22.0%, between the periods. Both of these decreases were primarily attributable to the sale of the Vermont trust business in August of 1996 and the sale of the remaining six
Vermont branches in September of 1996. Other operating income (primarily credit card processing income and gains on the sale of loans and other assets), as adjusted for nonrecurring items, was only $19 thousand or 3.8% below the 1996 amount.

During the first six months of 1997, the Company recognized net securities gains of $37 thousand on the sale of $24.0 million of securities available-for-sale. The sales were effected for the primary purpose of reinvestment at a higher yield, and secondarily to extend the average maturity of the available-for-sale portfolio.

Other Expense


Summary of Other Expense
(Dollars in Thousands)
                                         Jun 1997  Jun 1996  $ Change   % Change
Salaries and Employee Benefits           $5,903     $ 7,740   $(1,837)     (23.7)%
Occupancy Expense of Premises, Net          741         978      (237)     (24.2)
Furniture and Equipment Expense             953         870        83        9.5
Other Operating Expense                   2,363       3,696    (1,333)     (36.1)
 Total Other Expense                     $9,960     $13,284   $(3,324)     (25.0)


Other (i.e. noninterest) expense decreased $3.3 million, or 25.0%, between the first half of 1997 and the first half of 1996. While the Company experienced decreases in all major categories of other expense, except furniture and equipment expense, the major reductions occurred in the areas of salaries and employee benefits and other operating expense. The principal reason for these decreases was the completion of the disposition of the Vermont banking business in August and September of 1996.

As in the quarter-to-quarter comparison, these decreases were offset, only in part, by an $83 thousand increase in furniture and equipment expense. This increase was primarily attributable to increased depreciation expense associated with the Company's investment in data processing equipment, late in 1996, principally for the production of imaged checking account statements.


Income Taxes


Summary of Income Taxes
(Dollars in Thousands)
                                      Jun 1997    Jun 1996       $ Change     % Change
Provision for Income Taxes              $2,338      $5,396        $(3,058)       (56.7)%
Effective Tax Rate                       30.14%      34.93%        ( 4.79)%      (13.7)


The provisions for federal and state income taxes amounted to $2.3 million and $5.4 million for the first six months of 1997 and 1996,
respectively.    During the first quarter of 1997, the Company
reached a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first quarter of 1997.
As adjusted for this settlement, the effective tax rates for the first half of 1997 and 1996 were 36.12% and 34.93%, respectively. As thus adjusted, the effective tax rate increased by 119 basis points from the 1996 period to the 1997 period. The increase was attributable to the fact that a greater portion of the Company's taxable income in the 1997 period was subject to New York State income taxes.
(Vermont has no income-based tax for banks.)

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

Item 2.  Changes in Securities - None

       See the discussion in Item 6(b), below, regarding the Company's adoption of a shareholder rights plan in the second quarter of 1997.

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

       Directors continuing in office were: Michael B. Clarke, George C. Frost, Kenneth C. Hopper,
M.D., Dr. Edward F. Huntington,  Michael F. Massiano and Daniel L. Robertson

Item 5.  Other Information - None

Item 6.  Exhibits and Reports Filed on Form 8-K

       (a) Exhibits

       Exhibit 27        Financial Data Schedule
                         (with electronic filing only)

       (b) Current Reports Filed on Form 8-K

       On May 16, 1997 the Company filed a Form 8-K dated May 1, 1997 related to a shareholder rights plan. On April 30, 1997, the Board of Directors of the Company declared a dividend payable May 12, 1997 of one right (a "Right") for each outstanding share of Common Stock of the Company held of record at the close of business on May 12, 1997 (the "Record Time"), or issued thereafter and prior to termination of the plan. The Rights are issuable pursuant to and governed by a Shareholder
       Protection Rights Agreement, dated as of May 1,
       1997 (the "Rights Agreement"), between the
       Company and Glens Falls National Bank and Trust Company, as Rights Agent. Each Right, when exercisable, entitles its registered holder to purchase one one-hundredth of a share of a new series of non voting preferred stock of the Company, designated as Series I Junior Participating Preferred Stock (the "Preferred Stock"), or under certain circumstances, shares of Common Stock or other securities having a market value of $150.00, at a purchase price of $75.00 per Right, subject to adjustment. The Rights become exercisable only under those circumstances described in the Rights Agreement. The description and terms of the Rights are set forth in the Rights Agreement.

       On July 8, 1997, the Company filed a Form 8-K dated June 27, 1997 related to the consummation of the acquisition of six banking branches in northeastern New York, from Fleet Bank.


              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
              Registrant


Date:    August 12, 1997           s/Thomas L. Hoy
                                   Thomas L. Hoy, President and
                                   Chief Executive Officer



Date:    August 12, 1997           s/John J. Murphy
                                   John J. Murphy, Executive Vice
                                   President and Treasurer/CFO
                                  (Principal Financial Officer and
                                   Principal Accounting Officer)