Form 10-Q
period 1997-09-30
ARROW FINANCIAL CORP
filed 1997-11-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

               FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1997



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                               Outstanding as of October 31, 1997
Common Stock, par value $1.00 per share      5,483,126

      ARROW FINANCIAL CORPORATION
               FORM 10-Q
           SEPTEMBER 30, 1997

                 INDEX

PART I FINANCIAL INFORMATION

     Consolidated Balance Sheets as of September 30, 1997
       and December 31, 1996

     Consolidated Statements of Income for the Three Month and Nine Month Periods Ended September 30, 1997 and 1996

     Consolidated Statements of Cash Flows for the Nine
       Months Ended September 30, 1997 and 1996

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

SIGNATURES

                      PART I  - FINANCIAL CONDITION

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              9/30/97  12/31/96
ASSETS
Cash and Due from Banks                                      $ 29,917  $  19,572
Federal Funds Sold                                             34,000     17,925
  Cash and Cash Equivalents                                    63,917     37,497

Securities Available-for-Sale                                 202,089    171,743
Securities Held-to-Maturity:  (Approximate Fair Value of

  $45,164 in 1997 and $31,519 in 1996)                         43,990     30,876


Loans and Leases                                              476,863    393,511
  Less:  Allowance for Loan Losses                             (6,229)    (5,581)
     Net Loans and Leases                                     470,634    387,930


Premises and Equipment                                         10,798      9,414
Other Real Estate Owned                                           322        136
Other Assets                                                   28,238     15,007
      Total Assets                                           $819,988   $652,603


LIABILITIES

Deposits:

  Demand                                                    $  90,103  $  67,877
  Regular Savings, N.O.W. & Money Market Deposit Accounts     339,477    254,312
  Time Certificates of $100,000 or More                        78,945     83,802
  Other Time Deposits                                         197,653    135,756
      Total Deposits                                          706,178    541,747
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under

    Agreements to Repurchase                                   21,517     16,597
  Other Short-Term Borrowings                                   8,063      6,109
Other Liabilities                                              12,055     13,854
      Total Liabilities                                       747,813    578,307


SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---        ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (6,577,036 Shares Issued in 1997 and 1996)                    6,577      6,577
Surplus                                                        54,658     54,569
Undivided Profits                                              31,823     26,992
Net Unrealized Gain on Securities Available-for-Sale,
   Net of Tax                                                     736        208
Treasury Stock (1,095,010 Shares in 1997 and

  817,743 in 1996, at Cost)                                   (21,619)   (14,050)
      Total Shareholders' Equity                               72,175     74,296
      Total Liabilities and Shareholders' Equity             $819,988   $652,603



See notes to consolidated financial statements.



               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                                   Three Months           Nine Months
                                                  Ended Sept 30,         Ended Sept 30,
                                                     1997      1996       1997      1996
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases             $10,473   $10,933    $28,267   $33,520
Interest on Federal Funds Sold                        411       193        597       363
Interest and Dividends on
  Securities Available-for-Sale                     3,267     2,789      8,748     8,197
Interest and Dividends on
  Securities Held-to-Maturity                         680       243      1,983       642
  Total Interest and Dividend Income               14,831    14,158     39,595    42,722
INTEREST EXPENSE
Interest on Deposits:
 Time Certificates of $100,000 or More              1,084     1,157      3,402     3,144
 Other Deposits                                     5,129     4,375     12,810    13,008
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                      210       171        582       536
 Other Short-Term Borrowings                           81        47        243       113
  Total Interest Expense                            6,504     5,750     17,037    16,801
NET INTEREST INCOME                                 8,327     8,408     22,558    25,921
Provision for Loans Losses                            500       224        972       672
NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                  7,827     8,184     21,586    25,249

OTHER INCOME
Income from Fiduciary Activities                      686       901      2,007     2,860
Fees for Other Services to Customers                1,122     1,062      2,712     3,100
Net Gains (Losses) on Securities Transactions         ---       ---         37        82
Net Gain on Divestiture of Vermont Operations         ---     7,669        ---    14,760
Other Operating Income                                413       262      1,422       760
  Total Other Income                                2,221     9,894      6,178    21,562
OTHER EXPENSE
Salaries and Employee Benefits                      3,309     3,890      9,212    11,630
Occupancy Expense of Premises, Net                    432       435      1,173     1,413
Furniture and Equipment Expense                       461       425      1,414     1,295
Other Operating Expense                             1,627     1,500      3,989     5,195
  Total Other Expense                               5,829     6,250     15,788    19,533

INCOME BEFORE PROVISION FOR INCOME TAXES            4,219    11,828     11,976    27,278
Provision for Income Taxes                          1,451     4,056      3,789     9,452
NET INCOME                                        $ 2,768   $ 7,772    $ 8,187   $17,826

Average Shares Outstanding                          5,843     6,153      5,945     6,293

Per Common Share:
Earnings                                          $   .47    $ 1.26     $ 1.38    $ 2.83
Dividends Declared                                    .19       .15        .57       .44
Book Value                                          12.54     12.08      12.54     12.08
Tangible Book Value                                 10.09     11.77      10.09     11.77



Per share amount have been restated for the November 1997 five percent stock dividend.
See notes to consolidated financial statements.


                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                                Nine Months
                                                                 Ended Sept 30,
                                                                 1997      1996
Operating Activities:
Net Income                                                    $ 8,187   $17,826
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                      972       672
   Provision for Other Real Estate Owned Losses                   ---        54
   Depreciation and Amortization                                  958     1,007
   Compensation Expense for Allocated ESOP Shares                 ---       133
   Net Gain on Divestiture of Vermont Operations                  ---   (14,760)
   Gains on the Sale of Securities Available-for-Sale            (101)     (228)
   Losses on the Sale of Securities Available-for-Sale             63       146
   Proceeds from the Sale of Loans                              1,897     6,664
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                     (129)      224
   Decrease (Increase) in Deferred Tax Assets                     797       596
   Decrease (Increase) in Interest Receivable                    (354)    1,352
   Increase (Decrease) in Interest Payable                        353      (384)
   Decrease (Increase) in Other Assets                         (2,210)      991
   Increase (Decrease) in Other Liabilities                    (2,152)      630
Net Cash Provided By Operating Activities                       8,281    14,923

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale        23,996    32,252
Proceeds from the Maturities of Securities
 Available-for-Sale                                            22,180    30,568
Purchases of Securities Available-for-Sale                    (75,661)  (63,323)
Proceeds from the Maturities of Securities Held-to-Maturity     1,766       659
Purchases of Securities Held-to-Maturity                      (14,801)   (5,084)
Proceeds from Loans (Acquired) Sold in Branch Transactions    (44,190)  147,339
Net Increase in Loans and Leases                              (41,645)  (22,311)
Proceeds from Fixed Assets (Acquired) Sold
  in Branch Transactions                                       (1,338)    2,525
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                          243     2,087
Purchase of Fixed Assets                                         (795)     (984)
Proceeds From Sale of Vermont Trust Operations                    ---     2,430
Net Cash (Used In) Provided By Investing Activities          (130,245)  126,158

Financing Activities:
Deposits Assumed (Transferred) in Branch Transactions,
   Net of Premium                                             127,708  (192,953)
Net Increase in Deposits, Excluding Branch Transactions        24,637    45,054
Net (Decrease) Increase in Short-Term Borrowings                6,874     4,253
Purchase of Treasury Stock                                     (7,479    (8,706)
Sale of Treasury Stock for Exercise of Stock Options              ---       250
Disqualifying Disposition of ISO Shares                           ---        33
Cash Dividends Paid                                            (3,356)   (2,739)
Net Cash Provided By (Used In) Financing Activities           148,384  (154,808)
Net Increase (Decrease) in Cash and Cash Equivalents           26,420   (13,727)
Cash and Cash Equivalents at Beginning of Period               37,497    58,506
Total Cash and Cash Equivalents                              $ 63,917  $ 44,779

Supplemental Cash Flow Information:
 Interest Paid                                                $16,684   $17,185
 Income Taxes Paid                                              5,146     7,845
 Transfer of Loans to Other Real Estate Owned                     283       303

See notes to consolidated financial statements.


ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FORM 10-Q
           SEPTEMBER 30, 1997


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation
(the "Company"), the accompanying consolidated financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996; the results of operations for the three and nine month periods ended September 30, 1997 and September 30, 1996; and the statements of cash flows for the nine month periods ended
September 30, 1997 and September 30, 1996. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 1997 presentation. Per share amounts have been restated for the November 28, 1997 five percent stock dividend declared October 22, 1997.

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

4.  Reporting Comprehensive Income and Disclosures about
Operating Segments

In June 1997, the FASB issued two statements relating to disclosures of financial information: SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. For the Company, both Statements are effective for interim and annual financial statements beginning with the first quarter of 1998.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           SEPTEMBER 30, 1997


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

This Quarterly Report should be read in conjunction with the Company's Annual Report filed on Form 10-K for December 31, 1996. Per share amounts have been restated for the November 28, 1997 five percent stock dividend declared October 22, 1997.

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

Divestiture and Liquidation of Vermont Operations

During 1996, the Company completed the divestiture of substantially all the banking operations of its Vermont subsidiary bank, Green Mountain Bank ("GMB") in three separate transactions. Total loans and deposits transferred in these divestiture transactions amounted to approximately $148 million and $208 million, respectively. The only substantial Vermont property not sold in the transactions, the building that served as GMB's main office in Rutland, Vermont, was being held for sale on September 30, 1997.

On March 21, 1997, GMB filed Articles of Dissolution under Vermont law. On June 10, 1997, GMB's immediate parent corporation, Arrow Vermont Corporation also filed Articles of Dissolution under Vermont law. Neither GMB nor Arrow Vermont Corporation received any significant unanticipated claim during the statutory claims period following the filing by the respective entity of its Articles of Dissolution. During November 1997, GMB distributed of its remaining capital to Arrow Vermont as the last step in its dissolution, and Arrow Vermont, in turn, distributed its remaining capital to Arrow Financial Corporation.

Stock Repurchase Program

On two separate occasions, in spring and fall 1996, the Board of Directors of the Company authorized an ongoing stock repurchase program, under which management was given the authority to
repurchase at its discretion, from time to time, in open market or privately negotiated transactions, up to an aggregate of $20 million
of the Company's outstanding common stock.   As of September 30,
1997, the Company had repurchased under the program $16.8
million, or approximately 768 thousand shares. Of this amount $7.5 million (or 291 thousand shares) was reacquired in the first nine months of 1997, virtually all in the first six months of the year, prior to the cash acquisition of the six branches from Fleet Bank discussed above. The Company expects stock repurchases to resume in forthcoming periods, depending upon market prices, prevailing capital ratios, anticipated growth and future capital needs.

OVERVIEW

The Company reported earnings of $8.2 million for the first nine months of 1997, compared to earnings of $17.8 million for the first nine months of 1996. Earnings per common share were $1.38 and $2.83 for the two respective periods. Earnings in both periods included nonrecurring items, including substantial amounts of nonrecurring other income in the 1996 periods. The nonrecurring items are listed in the "Analysis of Recurring Net Income" table, below. Exclusive of nonrecurring items, earnings for the first three quarters of 1997 and 1996 amounted to $7.3 million and $7.7 million, respectively, and reflected core earnings per share of $1.23 for both periods.

The annualized returns on average assets were 1.55% and 3.29% for the first nine months of 1997 and 1996, respectively. The annualized returns on average equity for the two periods were 15.20% and 34.55%, respectively. Excluding the nonrecurring items, the annualized returns on average assets were 1.38% and 1.43% and the annualized returns on average equity were 13.63% and 16.08%, for the respective 1997 and 1996 nine month periods.

For the third quarter of 1997, the Company reported earnings of $2.8 million, compared to earnings of $7.8 million for the third quarter of 1996. Earnings per common share were $.47 and $1.26 for the two respective periods. As in the year-to-date analysis, earnings in both periods included nonrecurring items, including substantial other income in the 1996 period. Exclusive of nonrecurring items, earnings for the third quarter of 1997 and 1996 amounted to $2.7 million and $2.6 million, respectively, and core earnings per share of $.46 for the 1997 period, represented an increase of 9.5% over the $.42 core earnings per share for the 1996 quarter.

The annualized returns on average assets were 1.36% and 4.20% for the third quarter of 1997 and 1996, respectively. The annualized returns on average equity for the two periods were 15.38% and 45.52%, respectively. Excluding the nonrecurring items, the annualized returns on average assets were 1.33% and 1.42% and the annualized returns on average equity were 15.20% and 16.69%, for the respective 1997 and 1996 three month periods.

Total assets were $820.0 million at September 30, 1997 an increase of $167.4 million or 25.6% from December 31, 1996, principally reflecting the effects of the Fleet branch acquisition, discussed above, at the end of the second quarter of 1997.

Notwithstanding net income of $8.2 million, total shareholders' equity decreased $2.1 million to $72.2 million during the first nine months of 1997. The decrease in shareholders' equity resulted from the stock repurchase program described above and cash dividends paid during the period, offset, in part, by an increase in the net unrealized gain on securities available-for-sale and net earnings for the period. Despite the decrease in shareholders' equity and the increase in total assets during the nine month period, the Company's risk-based capital ratios and Tier 1 leverage ratio at period-end significantly exceeded regulatory minimums, and both of the Company banks, as well as the Company, qualified as "well-capitalized" under federal bank guidelines.

The following table presents the adjustments necessary to arrive at the recurring net income of the Company.

Analysis of Recurring Net Income
(In Thousands, Except Per Share Amounts)
                                       Three Months Ended   Nine Months Ended
                                        Sep 1997  Sep 1996  Sep 1997  Sep 1996
Net Income, as Reported                   $2,768    $7,772    $8,187   $17,826
Adjustments, net of Tax:
  OREO Transactions                          (67)       (1)      (70)      156
  Net Securities Transactions                ---       ---       (22)      (50)
  Gain on Sale of Vermont Operations         ---    (5,170)      ---    (9,896)
  Restructured Loan Transactions             ---       ---      (166)     (323)
  Insurance Settlement                       ---       ---      (163)      ---
  State Income Tax Benefit                   ---       ---      (464)      ---
Recurring Income                          $2,701    $2,601    $7,302    $7,713
Earnings Per Share, as Reported           $  .47    $ 1.26    $ 1.38    $ 2.83
Earnings Per Share, Recurring                .46       .42      1.23      1.23
</TABLE



CHANGE IN FINANCIAL CONDITION



Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                $ Change       $ Change   % Change    % Change
Selected Period-End Balances:     Sep 1997  Dec 1996  Sep 1996   From Dec  From Sep  From Dec  From Sep
Federal Funds Sold                $ 34,000  $ 17,925  $ 22,000   $ 16,075  $ 12,000      89.7%     54.5%
Securities Available-for-Sale      202,089   171,743   176,710     30,346    25,379      17.7      14.4
Securities Held-to-Maturity         43,990    30,876    18,337     13,114    25,653      42.5     139.9
Loans, Net of Unearned Income (1)  476,863   393,511   381,683     83,352    95,180      21.2      24.9
Allowance for Loan Losses            6,229     5,581     5,549        648       680      11.6      12.3
Earning Assets (1)                 756,943   614,055   598,730    142,888   158,213      23.3      26.4
Total Assets                       819,988   652,603   639,626    167,385   180,362      25.6      28.2

Demand Deposits                     90,103    67,877   70,223      22,226    19,880      32.7      28.3
Savings, NOW and MMDA Accounts     339,477   254,312  256,623      85,165    82,854      33.5      32.3
Time Deposits of $100,000 or More   78,945    83,802   73,721      (4,857)    5,224      (5.8)      7.1
Other Time Deposits                197,653   135,756  130,245      61,897    67,408      45.6      51.8
Total Deposits                     706,178   541,747  530,812     164,431   175,366      30.4      33.0
Other Borrowed Funds                29,580    22,706   19,550       6,874    10,030      30.3      51.3
Shareholders' Equity                72,175    74,296   73,370      (2,121)   (1,195)     (2.9)     (1.6)

(1) Includes Nonaccrual Loans

Total resources at September 30, 1997 amounted to $820.0
million, an increase of $167.4 million or 25.6% from year-end 1996, and an increase of $180.4 million or 28.2% from September 30,
1996.   At the end of the second quarter of 1997, the Company
completed the acquisition from Fleet Bank of six branches in northeastern New York. The acquisition increased total assets by approximately $140 million. Intangible assets (goodwill) added as a result of the acquisition were approximately $13.3 million; as of September 30, 1997, total intangible assets were $14.1 million, or approximately 1.7% of total assets. The remaining growth in the Company's total assets during the first three quarters of 1997 was primarily attributable to increases in the loan portfolios at both of the Company's subsidiary banks.

Total deposits of $706.2 million at September 30, 1997 represented an increase of $164.4 million from the December 31, 1996 level and an increase of $175.4 million from September 30, 1996. The Company assumed approximately $140 million of deposit liabilities in the Fleet branch acquisition at the end of the second quarter of 1997. The remainder of the increase in deposits from September 30, 1996 represented growth at the Company's other branches, as the balances at the newly acquired branches at September 30, 1997 were substantially unchanged from deposit levels at the acquisition date, three months previous.

The following discussion focuses more closely on the trend of balances and yields of the Company's deposit and loan portfolios.

Deposit and Loan Trends

The following analysis on trends in the deposit and loan portfolios focuses exclusively on the Company's continuously operated New
York banking offices.  The Vermont banking operations,
substantially all of which were divested at the end of
September 1996, have been excluded.   The quarter ending
September 1997 reflects the balances acquired from Fleet on June
27, 1997.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

Quarterly Average Deposit Balances
(Continuously Operated New York Offices Only)
(Dollars in Thousands)
                              Sep 1997  Jun 1997  Mar 1997  Dec 1996  Sep 1996
                               Amount   %    Amount   %     Amount   %     Amount   %     Amount   %
Demand Deposits              $ 93,907  14  $ 65,976  12  $  63,147  12  $  67,240  12  $  69,216  13
N.O.W. and Super N.O.W.       155,461  22   128,067  23    122,318  22    125,559  23    111,052  21
Savings and M.M.D.A           167,821  24   128,350  23    129,791  24    133,974  25    137,768  26
Time Deposits of
 $100,000 or More              78,927  11    87,350  16     88,704  16     80,462  15     84,708  16
Other Time Deposits           201,125  29   147,910  26    139,261  26    133,041  25    127,934  24
Total Deposits               $697,242 100  $557,653 100   $543,221 100   $540,276 100   $530,678 100

The mix of deposit products acquired from Fleet was similar to the Company's preacquisition mix of deposits, except that the Company did not acquire any time deposits of $100,000 or more from Fleet.

Quarterly Cost of Deposits
(Continuously Operated New York Offices Only)
                                 Sep 1997  Jun 1997  Mar 1997  Dec 1996  Sep 1996
Demand Deposits                       --- %     --- %     --- %     --- %     --- %
N.O.W. and Super N.O.W.              2.98      3.21      3.05      3.04      2.86
Savings and M.M.D.A                  2.87      2.83      2.94      2.93      2.92
Time Deposits of $100,000 or More    5.45      5.37      5.25      5.21      5.25
Other Time Deposits                  5.42      5.54      5.38      5.34      5.23
Total Deposits                       3.54      3.70      3.63      3.52      3.45



Federal Reserve Bank's Discount Rate Changes 1992 - 1996

Date                          New Rate  Old Rate
January 31, 1996                  5.00%     5.25%
February 1, 1995                  5.25      4.75
November 15, 1994                 4.75      4.00
August 16, 1994                   4.00      3.50
May 17, 1994                      3.50      3.00
July 2, 1992                      3.00      3.50

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations.
In the first quarter of 1997, the prevailing Federal Funds rate increased by twenty five basis points even though the discount rate remained unchanged. Accordingly, the Company experienced an increase in the total cost of deposits resulting from both this increase in the federal funds rate, as well as from a highly competitive marketplace for deposits during the first two quarters of 1997, which moderated somewhat during the third quarter of 1997.

The average cost of funds did not change significantly due to the acquisition of the Fleet branches. Total deposits assumed at the closing of the transaction (at June 27, 1997) were approximately $140 million. Of that amount, non-maturing interest-bearing deposit accounts (including NOW, Super NOW, Money Market Savings and regular savings) constituted approximately $66.3 million, and another $56 million constituted time deposits. After closing, the Company began paying its own rates on the variable rate deposit accounts assumed (its rate being slightly higher than Fleet's rates, on average) and continued paying the previously agreed-upon rates on time deposits assumed (Fleet's rates for such products being similar to the Company's prevailing rates for time deposits).


The following table presents the quarterly average balance by loan type and the percentage of total loans represented by each loan type for each of the most recent five quarters, again excluding loans in the Vermont subsidiary (during the quarter ending September
1996) but including the loans acquired in the Fleet Bank branch acquisition (principally affecting the most recent quarter ending September 1997).

Quarterly Average Loan Balances
(Continuously Operated New York Offices Only)
(Dollars in Thousands)
                              Sep 1997  Jun 1997  Mar 1997  Dec 1996  Sep 1996
                              Amount   %    Amount   %     Amount   %     Amount   %     Amount   %
Commercial and
  Commercial Real Estate    $102,211  22  $ 92,874  23  $  89,673  23  $  84,059  22  $  87,789  23
Residential Real Estate      142,863  30   129,289  32    127,032  32    125,897  33    123,884  33
Home Equity                   37,100   8    30,399   7     30,012   8     29,863   8     29,109   8
Indirect Consumer Loans      128,086  27   114,141  28    107,371  27    105,227  27     99,059  26
Direct Consumer Loans         51,185  11    34,212   8     33,300   8     32,013   8     30,634   8
Credit Card Loans              7,582   2     7,769   2      8,153   2      8,514   2      8,733   2
Total Loans                 $469,027 100  $408,684 100   $395,541 100   $385,573 100    376,208 100

In addition to the loans acquired from Fleet (approximately $44 million), average loan balances at the other offices increased at a steady pace over the five most recent quarters. Except for credit card loans, all categories of loans increased over the period, with indirect consumer loans and commercial loans demonstrating the most significant changes. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. The Company did not acquire any indirect consumer loans or credit card loans from Fleet.


Quarterly Taxable Equivalent Yield on Loans
(Continuously Operated New York Offices Only)
                               Sep 1997  Jun 1997  Mar 1997  Dec 1996  Sep 1996
Commercial and
  Commercial Real Estate           9.56%     9.73%     9.61%     9.36%     9.76%
Residential Real Estate            8.33      8.40      8.47      8.30      8.26
Home Equity                        9.20      9.23      9.10      9.08      9.10
Indirect Consumer Loans            8.39      8.35      8.29      8.35      8.43
Direct Consumer Loans              9.00      9.09      9.16      9.33      9.45
Credit Card Loans                 16.46     16.84     16.76     16.46     16.66
Total Loans                        8.86      8.97      8.96      8.99      9.00

Yields on the Company's loan portfolio for its continuously operated New York banking offices remained quite constant over the four quarters ending June 30, 1997, reflecting the period of general interest rate stability. The decrease in the yield during the third quarter of 1997 primarily reflected the placement of one large commercial real estate loan, with a principal balance of $1.2 million, on nonaccrual status during the quarter and, to a lesser extent, a shift in the mix of the loan portfolio.

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

Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                          Sep 1997    Jun 1997    Mar 1997    Dec 1996    Sep 1996
Loan Balances:
Period-End Loans                          $476,863    $462,396    $398,581    $393,511    $381,683
Average Loans, Year-to-Date                424,686     402,149     395,541     459,946     484,872

Allowance for Loan Losses:
Allowance for Loan Losses,
   Beginning of Period                      $5,581      $5,581      $5,581     $12,106     $12,106
Transfer Pursuant to
  Branch Acquisition (Sale)                    700         700         ---      (6,841)     (6,841)
Provision for Loan Losses, Year-to-Date        972         472         236         896         672
Net Charge-offs, Year-to-Date               (1,024)       (344)       (192)       (580)       (388)
Allowance for Loan Losses, End of Period    $6,229      $6,409      $5,625       5,581     $ 5,549
Nonperforming Assets:
Nonaccrual Loans                            $3,034      $2,232      $2,070      $2,297      $2,477
Loans Past due 90 or More Days
  and Still Accruing Interest                  296         764         292         321          39
Loans Restructured and in
 Compliance with Modified Terms                ---         ---         ---         ---         ---
Total Nonperforming Loans                    3,330       2,996       2,362       2,618       2,516
Other Real Estate Owned                        322         370         340         136         225
Total Nonperforming Assets                  $3,652      $3,366      $2,702      $2,754      $2,741
Performance Ratios:

Allowance to Nonperforming Loans            187.06%     213.92%     238.15%     213.18%     220.54%
Allowance to Period-End Loans                 1.31        1.39        1.41        1.42        1.45
Provision to Average Loans (annualized)       0.31        0.24        0.24        0.19        0.18
Net Charge-offs to
  Average Loans (annualized)                  0.32        0.17        0.20        0.13        0.11
Nonperforming Assets to Loans & OREO          0.77        0.73        0.68        0.70        0.72

The Company's nonperforming assets at September 30, 1997 amounted to $3.7 million, an increase of $898 thousand, or 32.6%, from December 31, 1996. The increase in nonperforming loans from year-end was primarily attributable to the one commercial real estate loan cited above in the yield analysis, offset by improvements in other nonperforming loans and net charge-offs for the period. Based on a review of the loan portfolio acquired from Fleet, the Company increased the allowance for loan losses by $700 thousand as a purchase acquisition adjustment to goodwill. This amount represented the allowance for loan losses established for inherent risk of loss in the loans acquired from Fleet, and is, the Company believes, consistent with the general loss reserve previously maintained on the books of Fleet applicable to these loans.

The provision for loan losses for the first three quarters of 1997 was $972 thousand, compared to a provision of $672 thousand for the
first three quarters of 1996.   Net charge-offs for the first nine
months of 1997 were $1.0 million, an increase of $636 thousand over the first nine months of 1996. The increase was substantially attributable to a writedown of one large commercial credit in the 1997 period. On an annualized basis, the ratio of the provision to average loans for the first nine months of 1997 was .31%, approximately the same as the annualized ratio for the period's net charge-offs to average loans of .32% but thirteen basis points higher than the ratio of the provision to average loans for the 1996 period. The coverage ratio, defined as the ratio of the allowance for loan losses to nonperforming loans, was 187% at September 30, 1997.

CAPITAL RESOURCES

Shareholders' equity was $72.2 million at September 30, 1997, a decrease of $2.1 million, or 2.9%, from December 31, 1996. The decrease in shareholders' equity was primarily attributable to the repurchase during the period of 290,500 shares of the Company's common stock at an aggregate cost of $7.5 million and cash dividends of $3.4 million, which more than offset an increase of $528 thousand in net unrealized gains on securities available-for-sale and net earnings of $8.2 million for the nine month period.

The Company and its subsidiaries are currently subject to two capital guidelines, a leverage ratio test and a risk-based capital measure.
The risk-based capital guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill and certain other intangible assets.
Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of loan loss reserves. The leverage ratio guideline establishes minimum limits on the ratio of Tier 1 capital to total tangible assets. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially greater minimum ratios. The FDIC Improvement Act ("FDICIA") of
1991 mandated actions to be taken by banking regulators with respect to banking institutions suffering from various levels of undercapitalization as measured by these capital ratios. FDICIA established five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 1997, all capital ratios for the Company and its subsidiary banks not only exceeded the minimum capital standards for financial institutions established by these guidelines, but also exceeded the FDICIA's threshold for "well-capitalized" institutions.

On September 30, 1997 the Tier 1 leverage ratios and Tier 1 and total risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
                                                        Tier 1       Total
                                            Tier 1  Risk-Based  Risk-Based
                                          Leverage     Capital     Capital
                                             Ratio       Ratio       Ratio
Arrow Financial Corporation                   7.26%      12.04%      13.29%
Glens Falls National Bank & Trust Company     7.15       12.49       13.74
Saratoga National Bank & Trust Company        7.31        9.23       10.33

Regulatory Minimum                            3.00        4.00        8.00
FDICIA's "Well-Capitalized" Standard          5.00        6.00       10.00

The following table presents the cash dividends paid in 1997 and
1996.   On October 22, 1997, the Company declared both a 5%
stock dividend payable November 28, 1997 and a $.21 cash dividend payable on December 15, 1997 to shareholders of record on December 1, 1997 (i.e. after distribution of the 5% stock dividend). Prices have been restated for the November 1997 5% stock dividend.


Quarterly Stock Prices and Dividends                    Market Price        Cash
(Restated for Stock Dividends)                              (Bid)      Dividends
                                                        High      Low   Declared
1996 1st Quarter                                     $17.500  $14.250      $.148
     2nd Quarter                                      20.000   17.750       .148
     3rd Quarter                                      19.750   16.875       .148
     4th Quarter                                      22.625   19.750       .190

1997 1st Quarter                                     $23.375  $22.125      $.190
     2nd Quarter                                      26.375   23.375       .190
     3rd Quarter                                     28.625    24.500       .190
     4th Quarter                                        n/a       n/a       .210

Other Shareholder Information
                                                              1997        1996
Third Quarter Earnings Per Share, as Reported                 $.47       $1.26
Third Quarter Earnings Per Share, Recurring                   $.46        $.42

Dividend Payout Ratio: (Fourth quarter dividends as
  a percent of third quarter recurring earnings per share)    42.9%       45.5%

Book Value Per Share                                          $12.54     $12.08
Tangible Book Value Per Share                                 $10.09     $11.77

Period-end Stock Price (average of the bid and asked)         $28.57     $20.00
Shares Outstanding                                             5,756      6,074
Stockholders Equity                                           $72,175    $73,370
Market Capitalization                                        $164,460   $121,485

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a materially adverse effect on the Company's capital resources in forthcoming periods. The Company's regulators have adopted regulations and examination procedures relating to Year 2000 preparedness. The Year 2000 presents potential financial risk to companies which have data processing systems that, because of date formats, are unable to distinguish between the year 1900 and the year 2000. Banking regulators have required financial institutions to have a plan which evaluates all application software which is date dependant and have a plan which is fully implemented and tested by the end of 1998. Currently, no substantial risk to the Company's operations or capital are anticipated. Management continues to monitor the adequacy of the Company's preparations.

LIQUIDITY

The objective of liquidity management is to satisfy cash flow requirements, principally the needs of depositors and borrowers to access funds. Liquidity is provided on an ongoing basis through assumption or "purchase" of liabilities, the maturity of asset balances and the sale of assets. Liability liquidity arises primarily from the significant base of "core" and other deposits gathered through a branch network operating over a dispersed geographical area.
These "core" balances consist of demand deposits, savings, N.O.W.
and money market account balances and small denomination time deposits. Core deposits are considered to be less volatile in their movement into and out of financial institutions, as compared to large denomination time deposits, brokered time deposits and repurchase agreements, which are perceived as more sensitive to changes in interest rates than core deposits. Historically, the Company has maintained high levels of core deposits. At September 30, 1997, core deposits represented more than 76% of the Company's total assets. Additionally, stockholders' equity at a level of 8.8% of total assets represented another substantial source of funds. Large denomination time deposits, repurchase agreements and other borrowed funds represented 13.2% of total assets at September 30, 1997.

Federal funds sold are overnight sales of the Company's surplus funds to correspondent banks, while federal funds purchased represent overnight borrowings. Federal funds purchased are thus a source of short-term liquidity. The Company's practice is to be a net seller of federal funds under normal circumstances, and to avoid becoming a net purchaser for any extended periods of time. During the third quarter of 1997, average federal funds sold amounted to $29.6 million with no federal funds purchases during the quarter. The high average balance of federal funds sold during the third quarter of 1997, was due to temporary excess liquidity resulting from the Fleet branch acquisition in which the deposit liabilities assumed were substantially greater than the loan balances and other branch-related assets acquired.

Apart from federal funds purchased, securities available-for-sale represent the Company's other significant source of meeting short-term liquidity needs. This liquidity arises both from an ability to sell the securities quickly without significant impact on Company earnings, as well as from the ability to use the securities as collateral for borrowing. At September 30, 1997, securities available-for-sale amounted to $202.1 million (out of a total investment securities portfolio of $244.1 million) and averaged $195.5 million for the quarter then ended.

Other short-term sources of funds include a borrowing arrangement with the Federal Home Loan Bank.

The Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a materially adverse effect or make material demands on the Company's liquidity.

 INTEREST RATE RISK

While managing liquidity, the Company must monitor and control interest rate risk. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-backed assets, possible early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.
While many of the Company's loan products are indexed to independent rates, such as prime rates or treasury notes, the rates on most deposit products are set by management pricing committees.

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

 At September 30, 1997, the Company was operating within established internal policy limits for both the short-term and long-term measures of interest rate risk. The deposits and loans acquired from Fleet did not significantly affect the Company's interest rate risk position.

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


RESULTS OF OPERATIONS: Three Months Ended September 30, 1997
                       Compared With
                       Three Months Ended September 30, 1996

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

As Reported:                             Sep 1997  Sep 1996    Change  % Change
Net Income                                 $2,768    $7,772   $(5,004)    (64.4)%
Earnings Per Share                            .47      1.26      (.79)    (61.2)
Return on Assets                             1.36%     4.20%    (2.84)    (67.6)
Return on Equity                            15.38%    45.52%   (30.14)%   (66.2)

Recurring Earnings:
Net Income                                 $2,701    $2,601      $100       3.8%
Earnings Per Share                            .46       .42       .04       9.5
Return on Assets                             1.33%     1.42%     (.09)%    (6.3)
Return on Equity                            15.20%    16.69%    (1.49)%    (8.9)

The Company's net income for the quarter ended September 30,
1997 was $2.8 million, which compared to earnings of $7.8 million
for the third quarter of 1996.   Earnings per share were $.47 and
$1.26 for the respective quarters. The $5.0 million decrease in earnings was primarily attributable to gains on the sale of the remaining Vermont banking operations in the third quarter of 1996.

As adjusted for nonrecurring items, net income increased $100 thousand, or 3.8%, from the third quarter of 1996 to the third quarter of 1997. Decreases in net interest income and other income were more than offset by savings in the area of salaries and employee benefits. These and other changes are reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Sep 1997  Sep 1996    Change   % Change
Interest Income                          $15,047   $14,330      $717        5.0%
Interest Expense                           6,504     5,750       754       13.1
Net Interest Income                     $  8,543   $ 8,580      $(37)      (0.4)

Average Earning Assets (1)              $738,713  $690,762   $47,951        6.9 %
Average Paying Liabilities               626,336   570,807    55,529        9.7
Taxable Equivalent Adjustment                216       172        44       25.6

Yield on Earning Assets (1)                 8.08%     8.25%    (0.17)%     (2.1)%
Cost of Paying Liabilities                  4.12      4.00      0.12        3.0
Net Interest Spread                         3.96      4.25     (0.29)      (6.8)

Net Interest Margin                         4.59      4.94     (0.35)      (7.1)
(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the third quarter of 1997 decreased $37 thousand, or 0.4%, from net interest income in the third quarter of 1996. Net interest income was adversely impacted from both a 17 basis point decrease in the yield on earning assets and a 12 basis point increase in the cost of paying liabilities. The 12 basis point increase in the cost of deposit liabilities was primarily attributable to a 25 basis point increase in the prevailing federal funds rate early in 1997. A significant shift in the mix of earning assets between the two periods accounted for the major portion of the change in the yield on earning assets. After the sale of the remaining Vermont branches at the end of September 1996, and particularly after the June 1997 acquisition of six Fleet branches, the Company maintained a significantly larger portion of its earning assets in investment securities and federal funds sold, which were at lower yields than the Company's loan portfolio. This was due to the fact that the Vermont banking operations maintained a high loan to deposit ratio during the 1996 period and the differential between the deposits assumed and the loans purchased in the Fleet branch acquisition provided a great deal of liquidity that was only gradually reinvested in investment securities and loans. Moreover, the New
York based loan portfolio experienced a shift in the mix of loan products favoring lower yielding indirect loans.

Average earning assets amounted to $738.7 million for the third quarter of 1997, a $48.0 million, or 6.9%, increase from the third
quarter of 1996.   Although the volume of average earning assets
increased only modestly between the 1996 and 1997 periods, the mix of earning assets underwent a significant change over the past twelve months. Approximately $108 million of loans were sold with the Vermont branch sale in September 1996 while, as noted above, the acquisition of the Fleet branches in June 1997 resulted in a substantial infusion of federal funds that only gradually was reinvested in investment securities and loans. There was a similarly modest increase of 9.7% in average paying liabilities between the 1996 and 1997 periods, as the sale o the remaining Vermont banking operations at the end of the 1996 third quarter was counterbalanced by the Fleet branch acquisition in June 1997. In the final Vermont branch sale in September 1996, ALBANK assumed approximately $108 million of deposit liabilities and in the Fleet branch acquisition in June 1997, the Company assumed approximately $140 million of deposit liabilities.

The provision for loan losses was $500 thousand for the quarter ended September 30, 1997, compared to a provision of $224 thousand for the 1996 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.


Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Sep 1997  Sep 1996  $ Change   % Change
Income From Fiduciary Activities          $   686     $ 901     $(215)     (23.9)%
Fees for Other Services to Customers        1,122     1,062        60        5.6
Gain on Sale of Vermont Operations            ---     7,669    (7,669)       ---
Other Operating Income                        413       262       151       57.6
  Total Other Income                       $2,221    $9,894   $(7,673)     (77.6)

Other income decreased $7.7 million for the third quarter of 1997 as compared to the third quarter of 1996. All of the decrease was attributable to the fact that the 1996 period included gains on the sale of the remaining Vermont operation. Otherwise, total other income in the 1997 period was virtually unchanged from the 1996
period.   Income from fiduciary services decreased $215 thousand,
or 23.9%, from the 1996 level. The decrease was directly attributable to the sale of the Vermont trust business to Vermont National Bank in August of 1996, which was part of the Company's disposition of its Vermont operations. At that time, the Vermont trust business represented approximately 50% of the Company's trust business income. Subsequently, the Company has experienced growth in the New York trust business. Although the Company's financial results for the third quarter of 1997 includes income from the branches acquired from Fleet, the Company did not acquire any trust business from Fleet.

Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) increased $60 thousand, or 5.6%, reflecting the offsetting effects of the disposition of the Vermont operations in the third quarter of 1996 and the acquisition of the Fleet branches in June 1997. Other operating income (primarily credit card processing income and gains on the sale of other real estate owned, loans and other assets) increased $151 thousand between the two periods. The increase is primarily due to gains on the sale of other real estate owned in the 1997 period. There were no sales of investment securities in either period.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1997  Sep 1996  $ Change   % Change
Salaries and Employee Benefits             $3,309    $3,890    $ (581)     (14.9)%
Occupancy Expense of Premises, Net            432       435        (3)       (.7)
Furniture and Equipment Expense               461       425        36        8.5
Other Operating Expense                     1,627     1,500       127        8.5
 Total Other Expense                       $5,829    $6,250     $(421)      (7.2)

Other (i.e. noninterest) expense decreased $421 thousand, or 7.2%, from the third quarter of 1996 to the third quarter of 1997. The third quarter of 1996 represented the last quarter of operating expenses relating to the Company's Vermont banking operations, whereas the third quarter of 1997 represented the first full quarter of operating expenses relating to the six branches acquired from Fleet and the amortization of goodwill from that acquisition, reflected in other operating expense.

A $581 thousand reduction in salaries and employee benefits
represented the area of greatest savings over the comparative periods.  The Company also experienced a $3 thousand, or .7%, decrease in net occupancy expenses.  These decreases were offset, only in part, by a $36 thousand increase in furniture and equipment expense and a $127 thousand increase in other operating expenses.
The increase to furniture and fixture expense was primarily
attributable to increased depreciation expense associated with the Company's investment, in late 1996, in data processing equipment
for the production of imaged checking account statements.   The
increase to other operating expense, in the comparative three month period, was fully attributable to amortization of goodwill related to the Fleet branch acquisition. Otherwise, other operating expense would have decreased from the third quarter of 1996 to the third quarter of 1997.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands, Except Per Share Amounts)
                                       Sep 1997   Sep 1996    Change    % Change
Provision for Income Taxes               $1,451     $4,056   $(2,605)      (64.2)%
Effective Tax Rate                       34.39%     34.29%      0.10%        0.3


The provision for federal and state income taxes amounted to $1.5 million and $4.1 million for the third quarter of 1997 and 1996, respectively. The 34.39% effective tax rate for the 1997 quarter was only 10 basis points above the rate for the 1996 period, which represented the offsetting effects of a greater portion of income in the 1997 period subject to state income taxes and the benefit of an increase in tax exempt income.



RESULTS OF OPERATIONS: Nine Months Ended September 30, 1997
                       Compared With
                       Nine Months Ended September 30, 1996


Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                              Sep 1997  Sep 1996    Change  % Change
Net Income                                  $8,187   $17,826   $(9,639)    (54.1)%
Earnings Per Share                            1.38      2.83     (1.45)    (50.9)
Return on Assets                              1.54%     3.28%    (1.74)%   (53.0)
Return on Equity                             15.15%    34.42%   (19.27)%   (56.0)

Recurring Earnings:
Net Income                                  $7,302    $7,713     $(411)     (5.3)%
Earnings Per Share                            1.23      1.23       ---       ---
Return on Assets                              1.38%     1.43%     (.05)%    (3.5)
Return on Equity                             13.63%    16.08%    (2.45)%   (15.2)

The Company's net income was $8.2 million for the first nine months of 1997, compared to earnings of $17.8 million for the first nine months of 1996. Earnings per share were $1.38 and $2.83 for the two respective periods. As noted in the "Analysis of Recurring Income" table in the Overview section of this Management's Discussion and Analysis, there were several nonrecurring items in both years, most notably the gain in the 1996 period from the Company's sale of its Vermont banking operations.

Adjusting for the nonrecurring events in both periods, as further discussed in the following analysis, net income for the first nine months of 1997 decreased $411 thousand or 5.3% from the first nine months of 1996. The period-to-period change for the first nine months of 1997 as compared to the respective 1996 period is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Sep 1997  Sep 1996    Change   % Change
Interest Income                           $40,193   $43,201   $(3,008)     (7.0)%
Interest Expense                           17,037    16,801       236       1.4
Net Interest Income                       $23,156   $26,400   $(3,244)    (12.3)

Average Earning Assets (1)               $657,585  $682,111  $(24,526)     (3.6)%
Average Paying Liabilities                547,394   561,477   (14,083)     (2.5)
Taxable Equivalent Adjustment                 598       479       119      24.8

Yield on Earning Assets (1)                  8.17%     8.46%    (0.29)%    (3.4)%
Cost of Paying Liabilities                   4.16      4.00      0.16       4.0
Net Interest Spread                          4.01      4.46     (0.45)    (10.1)

Net Interest Margin                          4.71      5.17     (0.46)     (8.9)
Recurring Net Interest Margin                4.71      5.10     (0.39)     (7.6)

(1) Includes Nonaccrual Loans

On a taxable equivalent basis, net interest income for the first nine months of 1997 decreased $3.2 million, or 12.3%, from the first nine months of 1996.  The decrease in net interest income in the 1997 period was attributable, in part, to a 3.6% decrease in average earning assets resulting from the effects of the sale of the remaining Vermont banking operations in September 1996 and the
acquisition of six Fleet branches in June 1997.   Net interest margin
decreased 46 basis points for the first nine months of 1997 as compared to the first nine months of 1996.  The change reflects a
29 basis point decrease in the yield on earning assets and a 16 basis
point increase in the cost of paying liabilities.   A significant shift in the
mix of earning assets between the two periods accounted for the major portion of the change in the yield on earning assets. After the sale of the remaining Vermont branches at the end of September
1996, and particularly after the June 1997 acquisition of six Fleet branches, the Company maintained a significantly larger portion of its earning assets in investment securities and federal funds sold, which were at lower yields than the Company's loan portfolio. This was due to the fact that the Vermont banking operations maintained a high loan to deposit ratio during the 1996 period and the differential between the deposits assumed and the loans purchased in the Fleet branch acquisition provided a great deal of liquidity that was only gradually reinvested in investment securities and loans. In the 1996 period, the yield on loans in the Vermont portfolio had been boosted as a result of unexpected payments on certain restructured loans reported in that period as interest income. Moreover, the New
York based loan portfolio experienced a shift in the mix of loan products favoring lower yielding indirect loans.

Average earning assets amounted to $657.6 million for the first nine months of 1997, a $24.5 million, or 3.6%, decrease from the first nine months of 1996. Both the volume and mix of earning assets underwent significant changes over the past twelve months as approximately $108 million of loans were sold with the final Vermont branch sale in September 1996 and the acquisition from Fleet in June 1997 of both an approximate $44 million in loans and an approximate $80 million cash differential initially invested in federal funds and only gradually reinvested in investment securities and loans. There was a similar decrease of 2.5% in average paying liabilities. As with the earning asset analysis, branch transactions had the most significant impact on the change in average paying liabilities. In the final Vermont branch sale in September 1996, ALBANK assumed approximately $107 million of deposit liabilities and in the Fleet branch acquisition in June 1997, the Company assumed approximately $140 million of deposit liabilities.

The provision for loan losses was $972 thousand for the nine month period ended September 30, 1997, compared to a provision of $672 thousand for the 1996 period. The provision for loan losses was discussed previously under the "Summary of the Allowance and Provision for Loan Losses" section of this report.

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Sep 1997  Sep 1996  $ Change   % Change
Income From Fiduciary Activities           $2,007   $ 2,860   $  (853)     (29.8)%
Fees for Other Services to Customers        2,712     3,100      (388)     (12.5)
Net Gains on Securities Transactions           37        82       (45)     (54.9)
Gain on the Disposition of Branches           ---    14,760   (14,760)       ---
Other Operating Income                      1,422       760       662       87.1
 Total Other Income                        $6,178   $21,562  $(15,384)     (71.3)

Total Other Income without
  Branch Transactions                      $6,178   $ 6,802   $  (624)      (9.2)%

Other income (i.e. noninterest income) for the first three quarters of 1996 reflected the $14.8 million pre-tax gain on the sale of the Vermont banking operations in three separate transactions: the sale of eight branches to Mascoma Savings Bank in January 1996, the sale of the trust business to Vermont National Bank in August 1996 and the sale of the remaining six branches to ALBANK in September 1996.

Without regard to these gain items, other income decreased $624 thousand, or 9.2%, for the first nine months of 1997 compared with the first nine months of 1996. Income from fiduciary services in the 1997 period which declined $853 thousand, or 29.8%, from the 1996 period, as the Vermont trust business sold in August 1996 represented approximately 50% of the Company's trust business. Subsequently, the Company has experienced growth in the New
York trust business. The Company did not acquire any trust business from Fleet in the June 1997 acquisition of six branches in upstate New York.

Fees for other services to customers (primarily service charges on deposit accounts, credit card fee income and servicing income on sold loans) decreased $388 thousand, or 12.5%, between the periods. The decrease reflected the fact that the disposition of the Vermont operations in the third quarter of 1996 (producing service fee related income for a full nine months in 1996 and none in 1997) was only partially offset by the acquisition of the Fleet branches in June 1997 (producing service fee related income for only three months in 1997 versus none in the 1996 period).

Other operating income (primarily credit card processing income and gains on the sale of loans and other assets)for the first nine months of 1997 increased $662 thousand over the 1996 period.
The 1997 period included nonrecurring income related to an insurance settlement and other post-disposition Vermont operations transactions. As adjusted for nonrecurring transactions, other operating income for the 1997 period was $54 thousand or 7.1% above the amount for the 1996 period.

During the first nine months of 1997, the Company recognized net securities gains of $37 thousand on the sale of $24.0 million of securities available-for-sale. The sales were effected for the primary purpose of reinvestment at a higher yield, and secondarily to extend the average maturity of the available-for-sale portfolio.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1997  Sep 1996  $ Change   % Change
                                                                        <C<
Salaries and Employee Benefits             $9,212  $ 11,630   $(2,418)     (20.8)%
Occupancy Expense of Premises, Net          1,173     1,413      (240)     (17.0)
Furniture and Equipment Expense             1,414     1,295       119        9.2
Other Operating Expense                     3,989     5,195    (1,206)     (23.2)
 Total Other Expense                      $15,788   $19,533   $(3,745)     (19.2)


Other (i.e. noninterest) expense decreased $3.7 million, or 19.2%, for the first nine months of 1997 as compared to the first nine months of 1996. While the Company experienced decreases in all major categories of other expense, except furniture and equipment expense, the major reductions occurred in the areas of salaries and employee benefits and other operating expense. The principal reason for these decreases was the completion of the disposition of the Vermont banking business in August and September 1996, which was only partially offset by the acquisition of six branches from Fleet in June 1997.

As in the quarter-to-quarter comparison, these decreases were offset, only in part, by a $119 thousand increase in furniture and equipment expense. This increase was primarily attributable to increased depreciation expense associated with the Company's investment in data processing equipment, late in 1996, principally for the production of imaged checking account statements.

Income Taxes


Summary of Income Taxes
(Dollars in Thousands)
                                      Sep 1997   Sep 1996    $ Change     % Change
Provision for Income Taxes              $3,789     $9,452     $(5,663)      (59.9)%
Effective Tax Rate                       31.66%     34.65%     ( 2.99)%      (8.6)

The provisions for federal and state income taxes amounted to $3.8 million and $9.5 million for the first nine months of 1997 and 1996,
respectively.    During the first quarter of 1997, the Company
reached a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first quarter of 1997.
As adjusted for this settlement, the effective tax rates for the first nine months of 1997 and 1996 were 35.54% and 34.65%, respectively. As thus adjusted, the effective tax rate increased by 89 basis points from the 1996 period to the 1997 period. The increase was attributable to the fact that a greater portion of the Company's taxable income in the 1997 period was subject to New York State income taxes (Vermont had no income-based tax for banks) offset, in part, by an increase in tax exempt income for the 1997 period.

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

       (b) Current Reports Filed on Form 8-K - None



               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:    November 13, 1997                  s/Thomas L. Hoy
                                            Thomas L. Hoy, President and
                                            Chief Executive Officer



Date:    November 13, 1997                  s/John J. Murphy
                                            John J. Murphy, Executive Vice
                                            President and Treasurer/CFO
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)