Form 10-K405
period 1997-12-31
ARROW FINANCIAL CORP
filed 1998-03-27
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549


 FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997
Commission file number 0-12507

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

 X

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

Outstanding at March 11, 1998
 5,764,335


State the aggregate market value of the voting stock held by non-affiliates of registrant.

Aggregate market value
of voting stock
 $180,135,000

Based upon the average of the closing bid and closing asked prices on the NASDAQ Exchange
 March 11, 1998


 DOCUMENTS INCORPORATED BY REFERENCE
 Portions of Registrant's Proxy Statement for the
 Annual Meeting of Shareholders to be held
 April 29, 1998 (Part III) and the Annual Report to Shareholders (Part II, Item 8)
ARROW FINANCIAL CORPORATION
   FORM 10-K
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


PART   II

  Item  5. Market for the Registrant's Common Equity and
           Related Stockholder Matters
  Item  6. Selected Financial Data
  Item  7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations
          A. Overview
          B. Results of Operations
           I.  Net Interest Income
           II.  Provision for Loan Losses and
              Allowance for Loan Losses
           III.  Other Income
           IV.  Other Expense
           V.  Income Taxes
          C. Financial Condition
           I.  Investment Portfolio
           II.  Loan Portfolio
            a. Distribution of Loans and Leases
            b. Risk Elements
           III.  Summary of Loan Loss Experience
           IV.  Deposits
           V.  Time Certificates of $100,000 or More
          D. Liquidity
          E. Capital Resources and Dividends
          F. Fourth Quarter Results
          G. Year 2000 Preparedness

  Item  7A. Quantitative and Qualitative Disclosures
            About Market Risk
  Item  8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

PART   IV

  Item  14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K
                Signatures
                Exhibits Index


Cautionary Statement under Federal Securities
Laws: The information contained in this Annual
Report on Form 10-K contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Company's financial condition and results of operations. Words such as "expects," "anticipates," "believes,"
"should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements (e.g., the adequacy of the allowance for loan losses to cover future losses and the risk of so-called "Year 2000" problems). These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                PART I

Item 1:  Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a
New York corporation, was incorporated on March
21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding
Company Act of 1956. The Company owns two nationally chartered banks in New York, Glens
Falls National Bank and Trust Company, Glens
Falls New York ("GFNB") and Saratoga National
Bank and Trust Company, Saratoga Springs, New
York ("SNB"), as well as several non-bank subsidiaries, the operations of which are not significant. The Company previously owned a bank in Vermont but sold all of its Vermont operations in 1996 in three separate transactions and liquidated its Vermont bank charter in 1997. The
Company owns directly or indirectly all voting stock of all its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 350 full-time equivalent employees of the Company and the subsidiary banks at December 31, 1997.

SUBSIDIARY BANKS:                                           GLENS
(Dollars in Thousands)                                      FALLS       SARATOGA
                                                         NATIONAL       NATIONAL
                                                           BANK &         BANK &
                                                         TRUST CO.      TRUST CO.
                                                         ("GFNB")        ("SNB")
Total Assets at Year-End                                 $750,017        $82,070
Trust Assets Under Management at
   Year-End (Not Included in Total Assets)               $522,591        $ 4,335
Date Organized                                               1851           1988
Employees                                                     344             22
State of Headquarters                                    New York       New York
Offices                                                        21              2
Counties of Operation                                      Warren       Saratoga
                                                       Washington
                                                         Saratoga
                                                            Essex
                                                          Clinton

Main Office                                          250 Glen St.     137 So. Broadway
                                                     Glens Falls,       Saratoga,
                                                         New York       New York

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


B. LENDING ACTIVITIES

The Company's subsidiary banks engage in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for the purchase of residential and commercial properties; and consumer installment, credit card and home equity financing. The Company also maintains an active indirect lending program through its sponsorship of dealer programs, under which it purchases dealer paper from automobile and other dealers meeting pre-established specifications. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to Freddie Mac and state housing agencies, while retaining the servicing rights.
Loan sales into the secondary market, have diminished in the past three years, however, as the banks have sought to increase their own portfolios. In addition to interest earned on loans, the banks receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, the Company continues to implement conservative lending strategies, policies and procedures which are intended to protect the quality of the loan portfolio. These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted. It is the Company's policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain. Income on such loans is thereafter recognized only upon receipt (see Part
II, Item 7.C.II.b., "Risk Elements").

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant industry concentrations except as described in Note 22 to the Consolidated Financial Statements in Part II,
Item 8 of this report. Except for credit card loans, the portfolios are substantially secured, and many commercial loans are further secured by personal guarantees.

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

The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues, on a parent company only basis, result from management fees, dividends and undistributed earnings from the subsidiary banks.
The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the banks, except to the extent that claims of the Company in its capacity as a creditor of the banks also may be recognized.
Moreover, there are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. (See "Capital Resources and Dividends" in Part II, Item 7.E of this report)
The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and capital guidelines.

The Company is a registered bank holding company within the meaning of the Bank Holding Company
Act of 1956 (BHC Act) and is subject to
regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).
Additionally, as a "bank holding company" under New York State Law, the Company is subject to regulation by the New York State Banking
Department. The subsidiary banks are nationally chartered banks and are subject to the supervision of and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Bank Insurance Fund of the Federal
Deposit Insurance Corporation ("FDIC").  The BHC
Act prohibits the Company, with certain
exceptions, from engaging, directly or
indirectly, in non-bank activities and restricts loans by the banks to the Company or other non-bank affiliates. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares) or acquiring all or substantially all of the assets of another bank or bank holding company.

Under the 1994 Riegle-Neal Act, bank holding companies are now able to acquire banks or other bank holding companies located in all 50 states
(see Item 1.F. "Legislative Developments".)

The Federal Reserve Board has adopted various
"capital adequacy guidelines" for use in the examination and supervision of bank holding companies. One set of guidelines is the risk-based capital guidelines, which assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The Federal Reserve Board's other capital guideline is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. Each subsidiary bank is subject to similar capital requirements adopted by its primary federal regulator. The year-end 1997 capital ratios of the Company and the banks are set forth in Part II, Item 7.F. "Capital
Resources and Dividends." A holding company's ability to pay dividends, repurchase its outstanding stock or expand its business through acquisitions of new subsidiaries can be restricted if capital falls below these capital adequacy guidelines or other informal capital guidelines or ratios that bank regulators may apply from time to time to specific banking organizations.

In cases where banking regulators have
significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization.
Neither the Company nor any of its subsidiaries is now, or has been within the past year, subject to any formal or informal regulatory enforcement action or order.

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

E. STATISTICAL DISCLOSURE

Statistical disclosure required by Securities Act
Guide 3 to be set forth herein is found in Part
II, Item 7 of this report, "Management's
Discussion and Analysis of Financial Condition and Results of Operations," and in Part II, Item
8, "Financial Statements and Supplementary Data."


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


F. LEGISLATIVE DEVELOPMENTS

In 1994, Congress enacted the Riegle-Neal
Interstate Banking and Branching Efficiency Act.
Under the Act, as of September 29, 1995, bank holding companies were authorized as a matter of federal law to acquire banks located in any of the 50 states, notwithstanding any state laws to the contrary, provided all required regulatory and other approvals are obtained. Also, under the Act, effective June 1, 1997, banks headquartered in any state were permitted to branch into any other state, except for those states which enacted legislation prior to June 1, 1997 "opting out" of interstate branching. Only
Colorado and Montana elected to "opt out" of interstate branching; thus, the Company's banks may branch into all other states, including all states adjacent to New York, upon receipt of all required approvals and subject to certain conditions of state law.

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

In 1991, the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA")
was enacted.  Among other things, FDICIA requires
the federal banking regulators to take prompt
corrective action with respect to depository
institutions that do not meet minimum capital
requirements.  FDICIA established five capital
classifications for banking institutions, the
highest being "well capitalized."   Under
regulations adopted by the federal bank
regulators, a banking institution is considered
"well capitalized" if it has a total
risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The
Company and its subsidiary banks are all classified as "well capitalized."

FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions whose total assets exceed $500 million. For the Company, these requirements became effective for Glens Falls National Bank and Trust Company beginning in 1996.

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. During 1995, the FDIC reduced the premium paid by the best-rated banks (including the Company's subsidiary banks) from $.23 per $100 of insured deposits to $.04. In 1996, the FDIC insurance premium was further reduced to a flat charge of $2 thousand per year for the highest-rated banks, including the Company's subsidiary banks. In 1996, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF") are subject to assessment for payment on the Financing Corporation ("FICO") bond obligation at 1/5 the rate of the Savings Association Insurance
Fund ("SAIF") assessable deposits. Accordingly, in 1997, BIF-assessable deposits (like the Company's banks) were assessed an additional 1.3 cents per $100 of insured deposits.

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

Various other federal bills affecting banks, including proposals to permit banks to affiliate with full-service securities underwriting firms or non-financial organizations (Glass-Steagall
Reform) have been introduced in Congress from time to time. The Company cannot determine the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.


G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the principal executive officers of the Company and positions held are presented in the following table. The officers are elected annually by the Board of Directors.

Name                         Age  Positions Held and Years from Which Held
Thomas L. Hoy                49   President and CEO since January 1, 1997 and
                                  President and COO of Glens Falls National Bank
                                  since 1995. Mr. Hoy was Executive Vice President
                                  of Glens Falls National Bank prior to 1995.  Mr.
                                  Hoy has been with the Company since 1974.

John J. Murphy               46   Executive Vice President, Treasurer and CFO since
                                  1993.  Mr. Murphy has served as Senior Vice
                                  President, Treasurer and CFO of the Company since
                                  1983.  Mr. Murphy has been with the Company since
                                  1973.

John C. Van Leeuwen          54   Senior Vice President and Chief Credit Officer
                                  since 1995.  Prior to 1995, Mr. Van Leeuwen
                                  served as Vice President and Loan Review Officer.
                                  Mr. Van Leeuwen has been with the Company since 1985.

Gerard R. Bilodeau           50   Senior Vice President and Secretary since 1994.
                                  Mr. Bilodeau was Vice President and Secretary from
                                  1993 to 1994 and was Director of Personnel prior
                                  to 1993.  Mr. Bilodeau has been with the Company
                                  since 1969.

Item 2:  Properties

The Company is headquartered at 250 Glen Street,
Glens Falls, New York.  The building is owned by
Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns eighteen additional offices and leases two, at market rates. Saratoga National Bank owns both of its offices. The Company continues to own the building in Rutland, Vermont, that served as headquarters for the Company's Vermont bank prior to the divestiture of those operations in 1996.
The building was held for sale at December 31, 1997. Rental costs of premises did not exceed 5% of operating costs in 1997.

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

None in the fourth quarter of 1997.



               PART II


Item 5:  Market for the Registrant's Common
Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The price ranges listed below represent actual transactions rounded to the nearest 1/8 point.
Although there may have been isolated sales at prices outside the parameters shown, the Company believes that the price ranges fairly represent the trading ranges.

Per share amounts and market prices have been adjusted for the November 1997 five percent stock dividend and the November 1996 ten percent stock dividend.


                                                       Market Price         Cash
                                                         (Bid)         Dividends
                                                        High    Low     Declared
1996 1st Quarter                                     $17.500  $14.250     $.148
     2nd Quarter                                      20.000   17.750      .148
     3rd Quarter                                      19.750   16.875      .148
     4th Quarter                                      22.625   19.750      .190

1997 1st Quarter                                     $23.375  $22.125     $.190
     2nd Quarter                                      26.375   23.375      .190
     3rd Quarter                                      28.625   24.500      .190
     4th Quarter                                      33.625   29.500      .210


The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable governmental regulations and restrictions. See "Capital Resources and
Dividends" in Part II, Item 7.E. of this report.

There were approximately 2,696 holders of record

of common stock at December 31, 1997.

Item 6:  Selected Financial Data
                   FIVE YEAR SUMMARY OF SELECTED DATA
              Arrow Financial Corporation and Subsidiaries
              (Dollars In Thousands, Except Per Share Data)

                                             1997      1996      1995      1994      1993
Consolidated Statements of Income Data:
Interest and Dividend Income              $54,861   $54,875   $60,718   $52,514   $51,836
Less: Interest Expense                     23,887    21,826    24,865    18,202    19,583
Net Interest Income                        30,974    33,049    35,853    34,312    32,253
Less:  Provision for Loan Losses            1,303       896     1,170      (950)      690
Net Interest Income After Provision
  for Loan Losses                          29,671    32,153    34,683    35,262    31,563
Other Income                                8,109    23,804    14,473     9,049     9,086
Net Gains (Losses) on Securities
  Transactions                                 74      (101)       23      (481)       26
Less: Other Expense                        21,702    24,774    29,769    31,374    32,118
Income Before Income Taxes, Extra-
  ordinary Item and Cumulative Effect
  of Accounting Change                     16,152    31,082    19,410    12,456     8,557
Provision for Income Taxes                  5,155    10,822     6,986     1,131       381
Income Before Accounting Change            10,997    20,260    12,424    11,325     8,176
Cumulative Effect of a Change in
  Accounting for Income Taxes                 ---       ---       ---       ---     1,457
Net Income                                $10,997   $20,260   $12,424   $11,325   $ 9,633

Basic Earnings Per Common Share:
Income Before Accounting Change            $ 1.88    $ 3.28    $ 1.89    $ 1.71    $ 1.25
Accounting Change                             ---       ---       ---       ---       .22
Net Income                                 $ 1.88    $ 3.28    $ 1.89    $ 1.71    $ 1.47

Diluted Earnings Per Common Share:
Income Before Accounting Change            $ 1.86    $ 3.24    $ 1.88    $ 1.65    $ 1.25
Accounting Change                             ---       ---       ---       ---       .22
Net Income                                 $ 1.86    $ 3.24    $ 1.88    $ 1.65    $ 1.47

Per Common Share:
Cash Dividends                             $  .78    $  .63    $  .49    $  .31    $  .09
Book Value                                  12.82     12.29     10.39      8.83      7.56
Tangible Book Value                         10.41     11.98     10.06      8.57      7.29

Consolidated Year-End Balance Sheet Data:
Total Assets                             $831,559  $652,603  $789,790  $746,431  $733,442
Securities Available-for-Sale             221,837   171,743   178,645    53,868    55,892
Securities Held-to-Maturity                44,082    30,876    13,921   129,735   125,832
Loans and Leases, Net of Unearned Income  485,810   393,511   517,787   507,553   502,784
Nonperforming Assets                        3,999     2,754     6,765     7,825    20,136
Deposits                                  720,915   541,747   694,453   650,485   659,427
Other Borrowed Funds                       24,755    22,706    15,297    24,865    12,487
Long-Term Debt                                ---       ---       ---     5,007     5,289
Shareholders' Equity                       73,871    74,296    67,504    58,405    50,069

Selected Key Ratios:
Return on Average Assets                     1.49%     2.86%     1.60%     1.52%     1.33%
Return on Average Equity                    15.19     28.78     19.45     20.79     21.03
Dividend Payout                             41.49     19.47     25.89     19.08      5.84
Average Equity to Average Assets             9.80      9.95      8.22      7.34      6.32


Per share amounts have been adjusted for the 1997 five percent, the 1996 ten percent and the 1995 and 1994 four percent stock dividends.

Item 7:  Management's Discussion and Analysis of
Financial Condition and Results            of
Operations


The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 1997 and the financial condition of the Company as of December 31, 1997 and 1996. Per share amounts have been restated to reflect the five percent stock dividend paid in November 1997 and the ten percent stock dividend paid in November 1996. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.



A. OVERVIEW


The Company reported net income of $11.0 million for 1997 compared to net income of $20.3 million for 1996 and $12.4 million for 1995. As indicated in the following table "Summary of Core
Earnings," net income from each year included nonrecurring items. For 1997, the principal nonrecurring item was a favorable tax settlement with New York State over a combined reporting issue. For 1996 the major item was the $10.3 million in net after-tax gains from the sale of the Company's Vermont bank, and for 1995 the major item was a settlement the Company received from its financial institution bond carrier for losses suffered in earlier periods. Net income on a recurring basis, increased $157 thousand, or 1.6% from 1996 to 1997 and basic earnings per share increased $.12, or 7.5%, from $1.60 in 1996 to $1.72 in 1997. The earnings per share increase was bolstered by the repurchase of 335 thousand shares of the Company's common stock during 1997, at an average cost of $23.87.
The following analysis adjusts net income for nonrecurring items to arrive at a comparative presentation of the Company's "core" earnings:


SUMMARY OF CORE EARNINGS
(In Thousands, Except Per Share Data)
                                                       1997      1996      1995
Net Income, as Reported                             $10,997   $20,260   $12,424
Nonrecurring Items, Net of Tax:
  State Tax Settlement                                 (464)      ---       ---
  Divestiture of Vermont Banking Operations             ---   (10,267)      ---
  Bond Settlement                                       ---       ---    (3,250)
  OREO Transactions                                     (70)      174       136
  Severance Benefits                                    ---       ---       388
  Net Securities Transactions                           (44)       57       (12)
  Other                                                (361)     (323)     (218)
Recurring Net Income                                $10,058   $ 9,901   $ 9,468
Recurring Basic Earnings Per Share                  $  1.72   $  1.60   $  1.44



At the end of the second quarter of 1997, the Company completed the acquisition of six branches from Fleet Bank, extending the Company's market area northward to Plattsburgh, New York. Effects of the acquisition are discussed throughout the following narrative and in Note 23 to the Consolidated Financial Statements.

At December 31, 1997, the Company's tangible book value per share (shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $10.41, a decrease of $1.57 from the prior year-end. The decrease was attributable to goodwill acquired in the Fleet transaction and treasury stock purchases, offset in part by retained current year earnings. At year-end, the average of the Company's bid and asked stock price was $33.75, resulting in a trading multiple of 3.24 to tangible book value.

During the fourth quarter of 1997, the Company increased its quarterly cash dividend to $.21 and for the year, cash dividends of $.78 represented an increase of $.15 from $.63 in 1996. The combined 1997 return on the Company's
December 31, 1996 stock price was 52.7%, based on the average of the bid and asked prices.

Nonperforming assets amounted to $4.0 million at December 31, 1997, an increase of $1.2 million from the prior year-end. The increase was primarily attributable to one large commercial loan placed on nonaccrual status during the year.
At year-end, the allowance for loan losses, at $6.2 million, represented 168% of nonperforming loans.

Acquisition of Six Fleet Branches

On June 27, 1997, the Company completed the acquisition of six branches in Upstate New York from Fleet Bank, a subsidiary of Fleet Financial
Group, Hartford, CT. The branches, located in the towns of Plattsburgh (2), Lake Luzerne, Port
Henry, Ticonderoga and Warrensburg became branches of Glens Falls National Bank. Glens
Falls National Bank acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches.
Total deposit liabilities at the branches assumed by Glens Falls National Bank were approximately
$140 million and the total amount of branch-related loans acquired was approximately $34 million. Under the purchase agreement, Glens
Falls National Bank also acquired from Fleet an additional $10 million of residential real estate loans not related to the branches.

Divestiture of Vermont Operations

During 1996, in three separate transactions, the Company completed the divestiture of its Vermont subsidiary, Green Mountain Bank ("GMB"). In
January, the Company sold eight branches of GMB, with related deposits and loans, to Mascoma
Savings Bank, Lebanon, NH.  In August, the
Company sold GMB's trust business to Vermont
National Bank, Brattleboro, VT. In September, the
Company sold the remaining branches of GMB, with related deposits and loans, to ALBANK, FSB, Albany, NY. The charter of GMB was liquidated in 1997 and remaining net assets distributed to the Company. All significant assets relating to the business or operations of GMB have been sold, except for the building which served as GMB's main office in Rutland, Vermont, which was being held for sale at December 31, 1997 and 1996.

Total loans and deposits transferred in the three
Vermont sale transactions amounted to
approximately $148 million and $208 million, respectively. These and other changes are more fully described in the following analysis of the results of operations and changes in financial condition.


B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 1997 and the prior two years.

I. NET INTEREST INCOME (Fully Taxable Basis)

Net interest income represents the difference between interest earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds. Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and costs paid (rate). Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of earning assets and the net interest margin.


COMPARISON OF NET INTEREST INCOME
(Dollars In Thousands) (Fully Taxable Basis)

                      Years Ended December 31,        Change From Prior Year
                         1997     1996    1995       1997              1996
                                                Amount Percent    Amount  Percent
Interest Income       $55,705  $55,517 $61,411 $   188     .3%   $(5,894)  (9.6)%
Interest Expense       23,887   21,826  24,865   2,061    9.4     (3,039) (12.2)
Net Interest Income   $31,818  $33,691 $36,546 $(1,873)  (5.6)   $(2,855) (7.8)


On a tax-equivalent basis, net interest income was $31.8 million in 1997, a decrease of $1.9 million or, 5.6% from $33.7 million in 1996.
Factors contributing to the $1.9 million decrease in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME
(In Thousands) (Fully Taxable Basis)

                                          1997 to 1996                 1996 to 1995
                                   Change in Net Interest Income  Change in Net Interest Income
                                             Due to:                      Due to:
                                   Volume      Rate    Total      Volume     Rate     Total
Interest and Dividend Income:
Federal Funds Sold                $   363  $    30   $   393   $  (560)  $ (105)     $  (665)
Securities Available-for-Sale
  Taxable                             626      493     1,119     6,962      198        7,160
  Non-Taxable                          60      ---        60       (79)     ---          (79)
Securities Held-to-Maturity:
  Taxable                           1,394        9     1,403    (7,197)     527       (6,670)
  Non-Taxable                         517      (27)      490       251        6          257
Loans and Leases                   (1,882)  (1,395)   (3,277)   (4,928)    (969)      (5,897)
Total Interest and Dividend Income  1,078     (890)      188    (5,551)    (343)      (5,894)

Interest Expense:
Deposits:
  Interest-Bearing Demand Deposits    383      297       680      (244)      56         (188)
  Regular and Money Market Savings   (326)    (108)     (434)   (1,298)    (272)      (1,570)
  Time Deposits of $100,000 or More   426      110       536       657     (220)         437
  Other Time Deposits                 848      204     1,052    (1,543)     (17)      (1,560)
Total Deposits                      1,331      503     1,834    (2,428)    (453)      (2,881)

Short-Term Borrowings                 196       31       227       122      (50)          72
Long-Term Debt                        ---      ---       ---      (230)     ---         (230)
Total Interest Expense              1,527      534     2,061    (2,536)    (503)      (3,039)
Net Interest Income               $  (449) $(1,424)  $(1,873)  $(3,015)  $  160      $(2,855)


The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 1997, 1996 and 1995
(I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities,
(III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread
(average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities.
Nonaccrual loans are included in average loans and leases, while unearned income has been eliminated.


AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS


Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)


Years Ended December 31,                  1997                             1996
                                       Interest    Rate                  Interest     Rate
                            Average      Income/ Earned/      Average      Income/  Earned/
                            Balance     Expense    Paid       Balance     Expense     Paid
Federal Funds Sold         $ 18,752     $ 1,035   5.52%      $ 12,150     $   642    5.28%
Securities Available-
 for-Sale: (1)
  Taxable                   183,261      12,219    6.67       173,703      11,100    6.39
  Non-Taxable                 1,142          65    5.73            80           5    5.75
Securities Held-to-Maturity:
  Taxable                    20,413       1,464    7.17           959          61    6.36
  Non-Taxable                22,713       1,834    8.08        16,316       1,344    8.24
Loans & Leases              439,103      39,088    8.90       459,946      42,365    9.21

  Total Earning Assets      685,384      55,705    8.13       663,154      55,517    8.37
Allowance For Loan
 Losses                      (6,021)                          (10,102)
Cash and Due From Banks      26,341                            25,303
Other Assets                 32,732                            28,975
  Total Assets             $738,436                          $707,330
Deposits:
 Interest-Bearing
   Demand Deposits         $144,204       4,467    3.10      $131,438       3,787    2.88
 Regular and Money
   Market Savings           146,529       4,183    2.85       157,892       4,617    2.92
 Time Deposits of
   $100,000 or More          87,956       4,734    5.38        79,996       4,198    5.25
 Other Time Deposits        171,820       9,385    5.46       156,236       8,333    5.33
    Total Interest-Bearing
      Deposits              550,509      22,769    4.14       525,562      20,935    3.98

Short-Term Borrowings        22,491       1,118    4.97        18,524         891     .81
Long-Term Debt.                 ---         ---     ---           ---         ---     ---
  Total Interest-
    Bearing Funds           573,000      23,887    4.17       544,086      21,826    4.01

Demand Deposits              78,704                            77,479
Other Liabilities            14,339                            15,374
  Total Liabilities         666,043                           636,939
Shareholders' Equity         72,393                            70,391
  Total Liabilities and
    Shareholders' Equity   $738,436                          $707,330
Net Interest Income
 (Fully Taxable Basis)                   31,818                            33,691
Reversal of Tax Equivalent
  Adjustment                               (844)                             (642)
Net Interest Income                     $30,974                            33,049

Net Interest Spread                                3.96%                             4.36%
Net Interest Margin                                4.64%                             5.08%

(1) Yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.


Years Ended December 31,                     1995
                                           Interest         Rate
                             Average         Income/      Earned/
                             Balance        Expense         Paid
Federal Funds Sold          $ 22,596        $ 1,307         5.78%
Securities Available-
 for-Sale: (1)
  Taxable                    64,621           3,940         6.10
  Non-Taxable                 1,454              84         5.78
Securities Held-to-Maturity:
  Taxable                   113,499           6,731         5.93
  Non-Taxable                13,271           1,087         8.19
Loans & Leases              513,266          48,262         9.40

  Total Earning Assets      728,707          61,411         8.43
Allowance For Loan
 Losses                     (12,288)
Cash and Due From Banks      28,081
Other Assets                 32,929
  Total Assets             $777,429
Deposits:
 Interest-Bearing
   Demand Deposits         $139,879           3,975         2.84
 Regular and Money
   Market Savings           201,932           6,187         3.06
 Time Deposits of
   $100,000 or More          67,029           3,761         5.61
 Other Time Deposits        185,166           9,893         5.34
    Total Interest-Bearing
      Deposits              594,006          23,816         4.01

Short-Term Borrowings        15,855             819         5.17
Long-Term Debt.               2,619             230         8.78
  Total Interest-
    Bearing Funds           612,480          24,865         4.06

Demand Deposits              88,961
Other Liabilities            12,097
  Total Liabilities         713,538
Shareholders' Equity         63,891
  Total Liabilities and
    Shareholders' Equity   $777,429
Net Interest Income
 (Fully Taxable Basis)                       36,546
Reversal of Tax Equivalent
  Adjustment                                   (693)
Net Interest Income                         $35,853

Net Interest Spread                                         4.37%
Net Interest Margin                                         5.02%

(1) Yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS                                              December 31,
                                                       1997      1996      1995
Yield on Earning Assets                                8.13%     8.37%     8.43%
Cost of Interest-Bearing Liabilities                   4.17      4.01      4.06
Net Interest Spread                                    3.96%     4.36%     4.37%
Net Interest Margin                                    4.64%     5.08%     5.02%

The following items have a major impact on changes in net interest income due to rate: general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitive gap) during periods of interest rate changes and the level of nonperforming loans.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates by changing the Federal Reserve Bank discount rate. The following chart presents recent changes to the discount rate:

Federal Reserve Board's Discount Rate Changes 1994 - 1997

Date                          New Rate  Old Rate
January 31, 1996                  5.00%     5.25%
February 1, 1995                  5.25      4.75
November 15, 1994                 4.75      4.00
August 16, 1994                   4.00      3.50
May 17, 1994                      3.50      3.00


Although the Federal Reserve Board did not raise the discount rate during 1997, its open market operations early in 1997 led directly to a 25 basis point increase in the federal funds overnight rate. This increase in the cost of federal funds was mirrored in an overall increase in the cost of funds to the Company, while at the same time its yield on earning assets decreased.

The net interest margin for 1997, at 4.64%,
represented a 44 basis point decrease from the
net interest margin of 5.08% in 1996.  This
reflects a 24 basis point decrease in the yield
on earning assets and a 16 basis point increase
in the cost of paying liabilities from 1996 to
1997.   A significant shift in the mix of earning
assets between the two periods accounted for most of the decrease in the yield on earning assets.
After the sale of the remaining Vermont branches at the end of September 1996, and particularly after the June 1997 acquisition of the six Fleet branches, the Company maintained a significantly larger portion of its earning assets in securities and federal funds sold, which were at lower yields than the Company's loan portfolio.
This was due to the fact that the Vermont banking operations maintained a high loan to deposit ratio during the 1996 period whereas the loan to deposit ratio of the Fleet branches acquired was much lower; the lower-yielding liquid assets received from Fleet are only gradually being reinvested in securities and loans. Moreover, in the 1996 period, the yield on loans in the Vermont portfolio was temporarily boosted as a result of unexpected payments on certain restructured loans reported in that period as interest income. Moreover, the New York based loan portfolio experienced a shift in the mix of loan products favoring lower yielding indirect loans. The shrinking net interest margin between 1996 and 1997 was the primary factor contributing to the $2.1 million decrease in net interest income between the periods. As indicated in the table "Change in Net Interest Income," presented earlier in this discussion on net interest income, the decrease in net interest income attributable to rate from 1996 to 1997 was $1.4 million.

In the 1995 to 1996 analysis, the Company experienced minimal impact on net interest income resulting from changes in interest rates.
Throughout 1996, interest rates, on both the asset and liability side, remained quite stable, largely due to the influence of the Federal
Reserve Board's control of the federal discount rate, which changed only once at the beginning of the year. At that time the discount rate decreased 25 basis points to 5.00%.
A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's earning assets and interest-bearing liabilities is included later in this report under Item 7.E.
"Interest Rate Risk."


CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES
(Dollars in Thousands)
                                                             Change          % Change
                          1997      1996      1995       1997       1996   1997     1996
Earning Assets        $685,384  $663,154  $728,707   $ 22,230   $(65,553)   3.4 %   (9.0)%
Interest-Bearing
  Liabilities          573,000   544,086   612,480     28,914    (68,394)   5.3    (11.2)
Demand Deposits         78,704    77,479    88,961      1,225    (11,482)   1.6    (12.9)
Total Assets           738,436   707,330   777,429     31,106    (70,099)   4.4     (9.0)
Earning Assets to
  Total Assets          92.82%    93.75%     93.73%       .94%       .02%  (1.0)     0.0



In general, changes in the volume of earning assets and paying liabilities will result in corresponding changes in net interest income.
However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates.

Average earning assets increased by $22.2 million, or 3.4%, between 1996 and 1997.
However, average interest bearing liabilities increased even more, by 5.3%, between the two years. The negative impact of faster growth in interest-bearing liabilities than in earning assets was exacerbated by shifts within average earning assets between the two years. The disposition of the Vermont bank in 1996 involved the sale of an operation with a relatively high loan-to-deposit ratio. The acquisition of six branches from Fleet Bank in June 1997, on the other hand, involved the acquisition of a relatively small percentage of loans
(approximately $44 million) and a relatively high level of lower yielding-liquid assets
(approximately $80 million in cash) with the latter initially being invested in federal funds and only gradually being reinvested in higher-yielding securities and loans.

Between 1995 and 1996, nearly all of the $2.9 million decrease in net interest income was attributable to the change in volume. The decrease was attributable to the divestiture of the Vermont banking operations during 1996.

Increases in the volume of loans and deposits, as well as yields and costs by type, for the continuing New York operations are discussed later in this report under Item 7.C. "Financial
Condition." In general, the New York banks experienced significant growth during 1997 and 1996, with some shifting of emphasis in the loan portfolio from commercial to consumer loans.
There was relatively little change in the mix of deposit products from 1995 to 1996.



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

At December 31, 1997, nonperforming loans amounted to $3.7 million, an increase of 40.7% from the balance at December 31, 1996. The increase is primarily attributable to one large commercial loan placed on nonaccrual status during 1997.

During 1997, loan losses charged against the allowance, net of recoveries, were $1.4 million, or .32% of average loans for the period. The provision for loan losses charged to expense for 1997 was $1.3 million, or .30% of average loans for the period.

A purchase acquisition adjustment to the allowance of $700 thousand for loans acquired in the Fleet branch transaction represented the allowance for inherent risk of loss in the loans acquired. The Company believes the amount is materially consistent with the general loss reserve on the books of Fleet applicable to these loans.

At December 31, 1997 the allowance for loan losses was $6.2 million. The allowance for loan losses was 168% of the amount of nonperforming loans at that date.

During 1996, loan losses charged against the allowance, net of recoveries, were $581 thousand, or .13% of average loans for the period.
However, the allowance for loan losses was significantly reduced during the year by $6.8 million. This was the amount of the reserve attributable to loans transferred in the divestiture of the Vermont banking operations.
These reductions in the allowance for loan losses were offset in part by a provision for loan losses of $896 thousand, or .19% of average loans for the year.

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

Net loan losses for 1995 were $1.4 million.
These losses compare to net loan losses of $2.8 million, $1.9 million and $4.7 million for the years ended December 31, 1994, 1993 and 1992, respectively. As a ratio to average loans, the net loan losses were .27%, .56% and .40% for the same respective periods.

The provision for loan losses in 1994 was actually a credit to the consolidated statement of income resulting in a reduction in the allowance for loan losses. During the second quarter of 1994, with nonperforming assets at significantly reduced levels and a substantial sale of OREO having been completed, the Company reduced the allowance for loan losses by $1.5 million. This reduction was effected by means of a credit to the provision for loan losses. As a result, for the twelve month period ended
December 31, 1994, the Company's net provision for loan losses was a net credit of $950 thousand, compared to a provision of $690 thousand in 1993. As a ratio of average loans, the provisions were (.19)% in 1994 and .14% for 1993.


         SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
    (Dollars In Thousands) (Loans and Leases, Net of Unearned Income)

Years-Ended December 31,                        1997       1996       1995       1994       1993

Loans and Leases at End of Period           $485,810   $393,511   $517,787   $507,553   $502,784
Average Loans and Leases                     439,103    459,946    513,266    502,224     89,326
Total Assets at End of Period                831,599    652,603    789,790    746,431    733,442

Nonperforming Assets:
Nonaccrual Loans:
Construction and Land Development           $    ---  $    ---    $    104   $    327   $  2,534
Commercial Real Estate                           119        83       1,299      1,050      2,649
Commercial Loans                               1,951     1,487       1,979      1,017      2,596
Other                                          1,251       727         862      1,224      2,082
  Total Nonaccrual Loans                       3,321     2,297       4,244      3,618      9,861

Loans Past Due 90 or More Days and
  Still Accruing Interest                        363       321         111        231        364
Restructured Loans in Compliance with
  Modified Terms                                 ---       ---         ---        580      2,405
    Total Nonperforming Loans                  3,684     2,618       4,355      4,429     12,630
Other Real Estate Owned                          315       136       2,410      3,396      7,506
    Total Nonperforming Assets              $  3,999  $  2,754    $  6,765   $  7,825   $ 20,136

Allowance for Loan Losses:
Balance at Beginning of Period              $  5,581  $ 12,106    $ 12,338   $ 16,078   $ 17,328

Allowance Acquired (Transferred)                  700    (6,841)        ---        ---        ---

Loans Charged-off:
  Commercial, Financial
    and Agricultural                            (596)     (185)       (579)      (997)      (973)
  Real Estate - Commercial                       ---      (104)       (369)      (689)      (106)
  Real Estate - Construction                     ---        (2)       (101)    (1,181)      (377)
  Real Estate - Residential                     (121)      (57)       (160)      (143)      (151)
  Installment Loans to Individuals              (881)     (598)       (562)      (476)      (480)
  Lease Financing Receivables                    ---       ---         ---        ---        ---
    Total Loans Charged-off                   (1,598)     (946)     (1,771)    (3,486)    (3,087)

Recoveries of Loans Previously Charged-off:
  Commercial, Financial
    and Agricultural                              27        84          76        260        694
  Real Estate - Commercial                         2        48         104         35         75
  Real Estate - Construction                     ---       ---          10         68         55
  Real Estate - Residential                        3        12           8        143         37
  Installment Loans to Individuals               173       222         171        188        285
  Lease Financing Receivables                    ---       ---         ---          2          1
    Total Recoveries of Loans
      Previously Charged-off                     205       366         369        696      1,147
    Net Loans Charged-off                     (1,393)     (580)     (1,402)    (2,790)    (1,940)
Provision for Loan Losses
  Charged to Expense                           1,303       896       1,170       (950)       690

Balance at End of Period                    $  6,191  $  5,581    $ 12,106   $ 12,338   $ 16,078

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
  of Average Loans                              .32%       .13%       .27%       .56%        .40%
Provision for Loan Losses as a Percentage
  of Average Loans                              .30         19        .23       (.19)        .14
Allowance for Loan Losses as a Percentage
  of Period-end Loans                          1.27       1.42       2.34       2.43        3.20
Allowance for Loan Losses as a Percentage
  of Nonperforming Loans                     168.05     213.18     277.98     278.57      127.30
Nonperforming Loans as a Percentage
  of Period-end Loans                           .76        .67        .84        .87        2.51
Nonperforming Assets as a Percentage
  of Period-end Total Assets                    .48        .42        .86       1.05        2.75


III. OTHER INCOME

The majority of other (i.e., noninterest) income is derived from fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring sources. Additionally, other income is influenced by transactions involving the sale of securities available-for-sale.


ANALYSIS OF OTHER INCOME
(Dollars In Thousands)                                       Change
                               December 31,            Amount      Percent
                            1997    1996   1995     1997    1996   1997   1996
Income from Fiduciary
  Activities                $ 2,672   $ 3,458   $ 3,752    $   (786)   $  (294)    (22.7)%   (7.8)%
Fees for Other Services       3,723     3,959     4,669        (236)      (710)     (6.0)   (15.2)
Net Securities
  Gains (Losses)                 74      (101)       23         175       (124)      ---      ---
Net Gain on Divestiture of
 Vermont Operations             ---    15,330       ---     (15,330)     15,330      ---      ---
Other Operating Income        1,714     1,057     6,052         657      (4,995)    62.2    (82.5)
  Total Other Income        $ 8,183   $23,703   $14,496    $(15,520)    $ 9,207    (65.5)    63.5

Without regard to the $15.3 million net pre-tax gain on the divestiture of the Vermont operations in 1996 and the impact of net securities transactions in both years, other income for 1997 decreased $365 thousand, or 4.3%, from the 1996 period. Income from fiduciary activities decreased $786 thousand, or 22.7%, from 1996 to 1997. The Vermont trust business, which was sold in August 1996, had represented approximately one half of the Company's income from fiduciary activities. The Company did not acquire any trust business from Fleet in the June 1997 branch acquisition. Income from the New York based trust business increased by $249 thousand, or 10.3% from 1996 to 1997, but this was not enough to offset the decrease in trust income resulting from the Vermont sale. Trust assets under management were $526.9 million at December 31, 1997, an increase of $92.3 million, or 21.2%, from December 31, 1996.

Fees for other services include deposit service charges, credit card merchant processing fees, safe deposit box fees and loan servicing fees.
These fees amounted to $3.7 million in 1997, a decrease of $236 thousand, or 6.0%, from 1996.
The decrease was primarily attributable to loan servicing fees related to serviced loans transferred in the disposition of Vermont operations in September 1996. To a lesser extent, the decrease was attributable to the fact that the Company sold deposit balances in 1996 of $108 million, which contributed fee income for nine months in that period, and purchased $140 million of deposit balances from Fleet in June
1997, which contributed service fee income for only six months in that year.

Other operating income includes, as a primary component, fees earned on servicing credit card portfolios for correspondent banks. This category of noninterest income also includes gains on the sale of loans and other real estate owned. Other operating income for 1997 amounted to $1.7 million, an increase of $657 thousand, or 62.2%, from 1996. The increase was primarily attributable to one-time receipts in 1996 relating to an insurance settlement and unexpected payments related to the former Vermont operations. Without regard to these two items, the period-to-period change would have been an increase of $126 thousand, or 11.9%, from 1996, and was attributable to an increase in miscellaneous other revenues.

During 1997, the Company realized net gains of $74 thousand on the sale of securities classified as available-for-sale. Proceeds from these sales amounted to $37.0 million with gross gains of $137 thousand, offset in part by gross losses of $63 thousand. The primary purpose of the sales was to extend the average maturity of the portfolio.

In the prior year comparison, total other income for 1996 was $23.7 million as compared to $14.5 million for 1995. Without regard to nonrecurring items included in other income for the two years, specifically the divestiture of Vermont operations in 1996, the financial institution bond recovery in 1995 and securities transactions for both years, other income was $8.5 million for 1996, compared to $9.5 million in 1995, a decrease of 10.5%. As thus adjusted, other income as a percentage of average assets was 1.20% in 1996, virtually the same as in 1995.

During 1996, the Company completed the
divestiture of its Vermont banking operations.
The pre-tax gain of $15.3 million is net of recording the remaining assets and liabilities at fair value less estimated costs to sell. The major remaining asset, which at December 31, 1997 and 1996, was held for sale, was the building in Rutland, Vermont, which was the former main office of GMB. Principal remaining liabilities included pension and post-retirement obligations relating to the Vermont operations and amounts reserved for liquidation-related costs and expenses.

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

Income from fiduciary activities for 1996 was $3.5 million, a decrease of $294 thousand, or 7.8% from 1995. On August 31, 1996, the Company sold its Vermont trust business as part of the divestiture of Vermont operations. In 1995, the Vermont trust business represented approximately
49% of the Company's fiduciary income for the year of $3.8 million. During 1996, the New York based trust business generated $2.4 million in income, an increase of $232 thousand, or 10.6%, from 1995. The increase was attributable to a $35.3 million increase in assets under management, which were $434.6 million at December
31, 1996.

Fees for other services amounted to $4.0 million for 1996, a decrease of $710 thousand, or 15.2% from 1995, again reflecting the disposition of the Vermont operations during 1996. For the New
York based operations, these fees amounted to $3.4 million for both years.

Other operating income amounted to $1.1 million for both 1996 and 1995.



IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company. The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE
(Dollars In Thousands)
                                                             Change
                               December 31,            Amount      Percent
                            1997    1996   1995     1997    1996   1997   1996
Salaries and Benefits       $12,726  $14,971    $16,710    $(2,245)    $(1,739)    (15.0)%  (10.4)%
Net Occupancy Expense         1,561    1,790      2,040       (229)       (250)    (12.8)   (12.3)
Furniture and Equipment       1,792    1,677      1,930        115        (253)      6.9    (13.1)
Other Operating Expense       5,623    6,336      9,089       (713)     (2,753)    (11.3)   (30.3)
   Total Other Expense      $21,702  $24,774    $29,769$     3,072)    $(4,995)    (12.4)   (16.8)

Other expense for 1997 amounted to $21.7 million, a decrease of $3.1 million, or 12.4%, from 1996.
Most of the decrease was in the area of employee salaries and benefits. With the sale of the Vermont operations in 1996, the Company reduced the number of its employees by 83 (71 full time equivalent), most of whom continued as employees of the purchasers. Upon acquisition of the Fleet branches in June 1997, the Company retained all 34 employees (32 full time equivalent). The net reduction in staff was primarily responsible for the $2.2 million decrease in salaries and benefits, offset in part by normal salary increases.

Occupancy expenses and other operating expenses decreased by 12.8% and 11.3%, respectively, from 1996 to 1997. The decreases are, again, primarily attributable to the fact that the decrease in expenses resulting from the sale of the Vermont operations in 1996 outweighed the increase in expenses resulting from the acquisition of six Fleet branches in June 1997.

Furniture and equipment expense increased by $115 thousand, or 6.9%, from 1996 to 1997, primarily due to an investment in data processing equipment at the end of 1996.


In the prior year comparison, other expense for 1996 was $24.8 million, a decrease of $5.0 million, or 16.8%, from 1995. All four major categories of other expense decreased as a result of the divestiture of the Vermont banking operations.

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




V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars in Thousands)                                Years Ended December 31,
                                                       1997      1996      1995
Provision for Income Taxes                           $5,155   $10,822    $6,986
Effective Tax Rate                                     31.9%     34.8%     36.0%

The provisions for federal and state income taxes amounted to $5.2 million, $10.8 million and $7.0 million for 1997, 1996 and 1995, respectively.

The effective income tax rates for 1997, 1996 and 1995 were 31.9%, 34.8% and 36.0%, respectively.
The decrease in the effective income tax rate from 1996 to 1997 was primarily attributable to a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue in the first quarter of 1997. The decrease in the effective income tax rate from 1995 to 1996 was primarily attributable to increases in the Company's tax exempt loan and securities portfolios.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired or are being held.
Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in a separate component of shareholders' equity. At December
31, 1997, the Company held no trading securities.


Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 1997, 1996 and 1995.


SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                                               December 31,
                                                        1997      1996      1995
U.S. Treasury and Agency Obligations                $ 76,006  $ 95,733  $114,502
State and Municipal Obligations                        2,999       ---       338
Collateralized Mortgage Obligations                   67,207    42,894    44,173
Other Mortgage-Backed Securities                      64,057    21,732    10,478
Corporate and Other Debt Securities                    9,145     9,184     7,300
Mutual Funds and Equity Securities                     2,423     2,200     1,854
  Total                                             $221,837  $171,743  $178,645


Other mortgage-backed securities principally included agency mortgage pass-through securities. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMOs") separate the repayments into two or more components
(tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities guaranteed by federal agencies and tranches of CMOs with shorter maturities.

Regulatory agencies have devised a high-risk
test for mortgage-backed securities, including
CMO's.   Under the test a mortgage-backed
product will not be considered high risk if the following conditions are met: (I) Average Life
Test - if the product has an average life of less than 10 years; (II) Average Life
Sensitivity Test - if an immediate and sustained change in interest rates of 300 basis points will not extend the expected life by more than four years; and (III) Price Sensitivity Test - if an immediate and sustained change in interest rates of 300 basis points will not change the price by more than 17%. The Company evaluates each mortgage-backed security at the time of purchase and quarterly thereafter. Although none of the Company's securities have failed to pass the high-risk test subsequent to acquisition, it is the Company's policy to analyze the appropriateness of divesting high-risk securities.

Included in corporate and other debt securities are highly rated corporate bonds.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 1997. CMO's are included in the table based on their expected average life and other mortgage-backed securities by final maturity date.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                               After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total

U.S. Treasury and
  Agency Obligations             $19,033  $ 40,794   $16,179   $    --  $ 76,006
State and Municipal
 Obligations                       2,999       ---       ---       ---     2,999
Collateralized Mortgage
 Obligations                         965    51,594    13,645     1,003    67,207
Other Mortgage-Backed
 Securities                          455     8,130     7,412    48,060    64,057
Corporate and
  Other Debt Securities            1,014     7,131     1,000        --     9,145
Mutual Funds and
  Equity Securities                  ---       ---       ---     2,423     2,423
    Total                        $24,466  $107,649   $38,236   $51,486  $221,837


The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 1997.


YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)                After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
U.S. Treasury and
  Agency Obligations               6.14%     6.34%     6.89%      ---%     6.41%
State and Municipal
  Obligations                      6.14       ---       ---       ---      6.14
Collateralized Mortgage
  Obligations                      7.02      6.66      6.90      6.98      6.72
Other Mortgage-Backed
  Securities                       6.00      7.23      7.30      6.96      7.03
Corporate and
  Other Debt Securities            7.59      7.30      7.10       ---      6.52
Mutual Funds and
  Equity Securities                 ---       ---       ---      6.93      6.93
    Total                          6.23      6.62      6.79      6.96      6.69

The yields for debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1997. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

During 1997, the Company realized net gains of $74 thousand on the sale of securities available-for-sale. Proceeds from these sales amounted to $37.0 million with gross gains of $137 thousand, offset in part by gross losses of $63 thousand.
Proceeds were reinvested in available-for-sale securities. The primary purpose of the sales was to extend the average maturity of the available-for-sale portfolio.

During 1996, the Company realized net losses of $101 thousand on the sale of $51.1 million of securities from the available-for-sale portfolio.
Proceeds from sales early in the year were used to provide funds in completing the sale of eight branches of the Vermont bank to Mascoma Savings
Bank, a transaction in which the deposit liabilities assumed by the purchaser substantially exceeded the loans and other branch-related assets acquired including the deposit premium. Other sales of securities from the available-for-sale portfolio were used to extend the maturity dates and increase the yield on the portfolio.

At December 31, 1997 and 1996, the weighted average maturity was 2.40 and 2.71 years, respectively, for debt securities in the available-for-sale portfolio.

At December 31, 1997 the net unrealized gain on securities available-for-sale amounted to $1.3 million. The net unrealized gain or loss, net of tax, is reflected as a separate component of shareholders' equity.
Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years.


SECURITIES HELD-TO-MATURITY
(In Thousands)                                               December 31,
                                                        1997      1996     1995
State and Municipal Obligations                      $24,800   $19,765  $13,921
Other Mortgage-Backed Securities                      19,282    11,111      ---
  Total                                              $44,082   $30,876  $13,921

For information regarding the fair value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated
Financial Statements in Part II, Item 8 of this report.


The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 1997.  Other
mortgage-backed securities are allocated to maturity periods based on final maturity date.

MATURITIES OF SECURITIES HELD-TO-MATURITY
(In Thousands)
                                             After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total
State and Municipal Obligations   $2,667    $3,125   $11,185   $ 7,823   $24,800
Other Mortgage-Backed Securities     ---       ---       ---    19,282    19,282
Total Securities Held-to-
 Maturity                         $2,667    $3,125   $11,185   $27,105   $44,082


The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 1997.


YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)
                                            After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total
State and Municipal Obligations    6.71%     8.77%     8.30      8.06%     8.11%
Other Mortgage-Backed Securities    ---       ---       ---      7.22      7.22
Total Securities Held-to-
 Maturity                          6.71      8.77      8.30      7.46      7.72


The yields for debt securities shown in the tables above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1997. Yields on obligations of states and municipalities were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 1997, 1996 and 1995, the Company sold no securities from the held-to-maturity portfolio.
The weighted-average maturity of the held-to-maturity portfolio was 5.7 years and 7.5 years at December 31, 1997 and 1996, respectively.


II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS AND LEASES
(Dollars In Thousands)                                        December 31,
                                   1997            1996           1995           1994           1993
                               Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
Commercial, Financial
  and Agricultural           $ 46,124   9   $ 48,372  12   $ 79,993  15   $ 74,455  15   $ 82,317  16
Real Estate - Commercial       50,680  10     36,302   9     71,622  14     81,704  16     95,981  19
Real Estate - Construction      2,072   1        971   1      2,051   1      5,136   1      8,702   2
Real Estate - Residential     208,258  43    168,429  43    238,298  46    230,943  45    221,066  44
Installment Loans to
  Individuals                 178,642  37    139,395  35    125,762  24    115,291  23     94,656  19
Lease Financing Receivables        34  --         42  --         61  --         24  --         62  --

Total Loans and Leases        485,810 100    393,511 100    517,787 100    507,553 100    502,784 100
Allowance for Loan Losses      (6,191)        (5,581)       (12,106)       (12,338)       (16,078)

Total Loans and Leases, Net  $479,619       $387,930       $505,681       $495,215       $486,706


On June 27, 1997, the Company acquired $44.2 million of loans from Fleet Bank in connection with its acquisition of six Fleet branches
(consumer loans - $16.6 million, home equity loans - $7.1 million, commercial loans - $5.6 million, commercial real estate loans - $4.8 million, and residential real estate loans -
$10.1 million). The remaining increase in loans and leases from 1996 to 1997 was $48.1 million, or 12.2%, and represented loan growth from the continuing New York operations.

Within the installment loan portfolio, the Company has focused on growth in its indirect lending program. Indirect loans are vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. At year-end 1993, indirect loans amounted to $57.3 million or 61% of installment loans. By
December 31, 1997, indirect loans amounted to $141.7 million, or 79% of installment loans.
While the yields on the consumer portfolios
(other than credit card loans) typically are lower than on the commercial portfolios, the Company has historically experienced fewer loan losses in consumer loans than commercial loans, in proportion to outstanding average loan balances.

Accordingly, the shift in the mix of the loan portfolio from 1996 to 1997 continued a trend where the increased balance of consumer loans as a percentage of total loans was offset by decreases in the commercial loan portfolio.

During 1996, the Company transferred
substantially all of the loans in its Vermont banking operation in two branch sale transactions, to Mascoma Savings Bank in January
1996 and to ALBANK in September 1996.  The
Vermont loan portfolio had a higher percentage of commercial loans than the loan portfolios of the Company's New York banks. Consequently, the divestiture of the Vermont banking operations is largely responsible for the shift in the mix of the loan portfolio from commercial to consumer loans between year-end 1995 and year-end 1996.
Also, the Company concentrated its lending efforts in 1996 in the area of residential real estate loans and installment loans to individuals
(primarily automobile loans).

The following table indicates the changing mix in the Company's New York loan portfolio by presenting the quarterly average balance for the Company's significant loan products for the past five quarters. In addition, the table presents the percentage of total loans represented by each category as well as the annualized tax-equivalent yield. Since the final disposition of the Vermont operations occurred in September 1996, prior to the earliest period presented, there are no Vermont loans reflected in the table and the effect of loans acquired in the Fleet transaction, at the end of June 1997, are reflected only in the third and fourth quarters of 1997.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1997  Sep 1997  Jun 1997  Mar 1997 Dec 1996
Commercial and
 Commercial Real Estate         $100,604  $102,211  $ 92,874  $ 89,673 $ 84,059
Residential Real Estate          147,928   142,863   129,289   127,032  125,897
Home Equity                       36,601    37,100    30,399    30,012   29,863
Indirect Consumer Loans          139,401   128,086   114,141   107,371  105,227
Direct Consumer Loans             49,747    51,185    34,212    33,300   32,013
Credit Card Loans                  7,602     7,582     7,769     8,153    8,514
 Total Loans                    $481,883  $469,027  $408,684  $395,541 $385,573

Percentage of Total
 Quarterly Average Loans

Commercial and
 Commercial Real Estate            20.9%     21.8%     22.7%     22.7%     21.8%
Residential Real Estate            30.7      30.5      31.6      32.1      32.7
Home Equity                         7.6       7.9       7.4       7.6       7.7
Indirect Consumer Loans            28.9      27.3      27.9      27.1      27.3
Direct Consumer Loans              10.3      10.9       8.5       8.4       8.3
Credit Card Loans                   1.6       1.6       1.9       2.1       2.2
 Total Loans                      100.0%    100.0%    100.0%    100.0%    100.0%

Quarterly Tax-Equivalent
Yield on Loans

Commercial and
 Commercial Real Estate             9.62%     9.56%     9.73%     9.61%    9.36%
Residential Real Estate             8.23      8.33      8.40      8.47     8.30
Home Equity                         9.10      9.20      9.23      9.10     9.08
Indirect Consumer Loans             8.24      8.39      8.35      8.29     8.35
Direct Consumer Loans               9.18      9.00      9.09      9.16     9.33
Credit Card Loans                  16.07     16.46     16.84     16.76    16.46
 Total Loans                        8.81      8.86      8.97      8.96     8.99


The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 1997. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within
1 Year" maturity category.


MATURITY AND REPRICING OF COMMERCIAL LOANS
(In Thousands)                                       After 1     After
                                            Within  But Within    Five
                                            1 Year   5 Years     Years     Total
Commercial, Financial and Agricultural     $24,528   $16,035   $ 5,561   $46,124
Real Estate - Construction                     129        65     1,878     2,072
  Total                                    $24,657   $16,100   $ 7,439   $48,196

Fixed Interest Rates                       $ 4,611   $ 9,545   $ 7,439   $21,595
Variable Interest Rates                     20,046     6,555       ---    26,601
  Total                                    $24,657   $16,100   $ 7,439   $48,196


COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because they were not yet funded. As of December
31, 1997, the total contingent liability for standby letters of credit amounted to $653 thousand. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 1997, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $77.3 million.


b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as impaired when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. Loans are charged-off against the allowance for loan losses for amounts in excess of the fair value of collateral less estimated costs to sell upon reaching 120 days delinquent. There were no material commitments to lend additional funds on outstanding impaired loans at December 31, 1997.

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

The Company's nonaccrual, past due and
restructured loans and leases were as follows:


SCHEDULE OF NONPERFORMING LOANS
(Dollars In Thousands)                                December 31,

                                          1997    1996     1995    1994     1993
Nonaccrual Loans:
Construction and Land Development       $  ---  $  ---   $  104  $  327  $ 2,534
Commercial Real Estate                     119      83    1,299   1,050    2,649
Commercial Loans                         1,951   1,487    1,979   1,017    2,596
Other                                    1,251     727      862   1,224    2,082
  Total Nonaccrual Loans                 3,321   2,297    4,244   3,618    9,861

Loans Past Due 90 Days or More
 and Still Accruing Interest               363     321      111     231      364
Restructured Loans in Compliance
  with Modified Terms                      ---     ---      ---     580    2,405
Total Nonperforming Loans               $3,684  $2,618   $4,355  $4,429  $12,630

Total Nonperforming Loans
  as a Percentage of Period-End Loans      .76%    .67%     .84%    .87%    2.51%

The following table presents additional
disclosures required by SFAS No. 114 relating to impaired loans accounted for under SFAS No. 114.
All loans reported in the schedule below are included in nonaccrual loans in the schedule of nonperforming loans above. The reserves for loans accounted for under SFAS No. 114 in the schedule below are a component of the allowance for loan losses discussed earlier in this report under Item 7.B.II., "Provision for Loan Losses and Allowance for Loan Losses."

SCHEDULE OF IMPAIRED LOANS ACCOUNTED FOR UNDER SFAS NO. 114
(In Thousands)
                                                        December 31, 1997
                                                 Recorded   Allowance for  Carrying
                                               Investment    Loan Losses     Amount
Measured at the Present Value
of Expected Cash Flows:
Commercial Loans                                   $1,935        $ 225      $1,710
</TABLE



                                                       December 31, 1996
                                                 Recorded  Allowance for    Carrying
                                               Investment    Loan Losses       Amount
Measured at the Present Value
 of Expected Cash Flows:
Commercial Loans                                   $1,301        $ 195      $1,106


At December 31, 1997, nonaccrual loans amounted to $3.3 million, an increase of $1.0 million from December 31, 1996. The increase was primarily attributable to one large commercial loan placed on nonaccrual status during 1997. Loans past due
90 or more days and still accruing interest amounted to $363 thousand at December 31, 1997, an increase of $42 thousand from December 31, 1996. Total nonperforming loans, at year-end
1997, represented .76% of period- end loans, an increase from .67% at year-end 1996.

During 1997 income recognized on year-end balances of nonaccrual loans was $90 thousand.
Income that would have been recognized during that period on nonaccrual loans if such had been current in accordance with their original terms and had been outstanding throughout the period
(or since origination if held for part of the period) was $246 thousand.

At December 31, 1996, nonaccrual loans amounted to $2.3 million. Nearly all of the nonaccrual loans in the Vermont portfolio were transferred in the 1996 branch sales. The New York based nonaccrual loans at December 31, 1996 were virtually unchanged from the level at the prior year-end. Over one-half of the nonaccrual balance at December 31, 1996 was attributable to one borrower whose loan was restructured in 1996.
Payments on that loan were current in accordance with the restructured terms as of December 31, 1996 and all payments in 1996 were used to reduce the carrying amount of the loan.

During 1996 income recognized on year-end balances of nonaccrual loans was $48 thousand.
Income that would have been recognized during that period on nonaccrual loans if such had been current in accordance with their original terms and had been outstanding throughout the period
(or since origination if held for part of the period) was $232 thousand.

Nonperforming loans amounted to $4.4 million at December 31, 1995, $74 thousand below the balance at year-end 1994. The increase in nonaccrual commercial loans between year-end 1994 and 1995 was primarily attributable to the aggregate borrowing of one commercial borrower, which was placed on nonaccrual status during 1995. Otherwise, nonaccrual loans at December
31, 1995 would have decreased from the prior year-end balance. All loans reported as restructured and in compliance with modified terms at December 31, 1994 were still in compliance with modified terms at year-end 1995 and thus classified as performing at that date.

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


POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to past due commercial loans. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts.
Because of its aggressive approach toward placing loans on nonaccrual status, the Company has not separately identified any potential problem loans in this report not included in the classifications discussed above. The level of problem loans is for the most part dependent on economic conditions in northeastern New York
State. In general, the economy in the Company's geographic market area is quite strong. In the "capital district" in an around Albany, unemployment is significantly below the national average, and north of the capital district, the total number of jobs has held steady over recent periods with nominal growth in the job rate.
However, unemployment remains above the national average in the Glens Falls and Plattsburgh areas.


FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section
II.a.of this report. For a further discussion, see Note 21 to the Consolidated Financial
Statements in Part II, Item 8 of this report.

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


DISTRIBUTION OF OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)                       December 31,
                                              1997   1996    1995   1994    1993

Single Family 1 - 4 Units                    $ 227    $ ---    $   82   $1,073    $1,189
Commercial Real Estate                          86       86     2,328    2,128     3,418
Construction & Land Development                  2       50       ---      195     2,899
Other Real Estate Owned, Net                 $ 315    $ 136    $2,410   $3,396    $7,506


The following table summarizes changes in the net carrying amount of other real estate owned at December 31 for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)
                                             1997   1996    1995   1994    1993
Balance at Beginning of Year                $ 136    $2,410    $ 3,396  $ 7,506   $ 5,548
Properties Acquired Through Foreclosure       307       302        642    2,493     7,804
Adjustment for Change in Fair Value           ---       (85)      (161)    (398)     (638)
Sale                                         (128)   (2,491)    (1,467)  (6,205)   (5,208)
Balance at End of Year                      $ 315    $  136    $ 2,410  $ 3,396   $ 7,506


The following is a summary of changes
in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES
(In Thousands)                               1997   1996    1995   1994    1993

Balance at Beginning of Year                $ 108    $ 370    $ 369    $ 1,150   $1,120
Additions                                     ---       85      161        398      638
Charge-Offs                                   (43)    (347)    (160)    (1,179)    (608)
Balance at End of Year                      $  65    $ 108    $ 370    $   369   $1,150

During 1997, the Company acquired six properties totaling $307 thousand through foreclosure. Also during the year, the Company sold properties with a carrying amount of $128 thousand for net gains of $110 thousand.

During 1996, the Company acquired five properties totaling $302 thousand through foreclosure. Also during the year, the Company recognized losses of $330 thousand on the sale of OREO properties with a carrying amount of $2.5 million (including OREO disposed of in the Vermont branch sale transactions) and further reduced the carrying amount of the two properties remaining in OREO at December 31, 1996 by $85 thousand.

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

During 1993, the Company acquired $7.8 million in OREO through foreclosure. For the year, the Company recognized net gains of $366 thousand on the sale of $5.2 million of OREO properties.
These net gains partially offset the $638 thousand provision for estimated OREO losses taken during the year.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio.
All significant loans (primarily commercial and commercial real estate) are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs. Additionally, regulatory examiners perform periodic examinations of the banks' loan and lease portfolios and report on these examinations to the boards of directors.

Provisions for loan losses are determined by the managements of the subsidiary banks, and are based upon an overall evaluation of the appropriate levels of the allowances for loan losses. Factors incorporated in such determination include the existing risk characteristics of the portfolio, prevailing national and local economic conditions, historical loss experience and expected performance within a range of anticipated future economic conditions. The Company's management believes that the banks' allowances for loan losses are adequate to absorb losses inherent in the loan portfolio.

The table in Part II, Item 7.B.II. "Provision for
Loan Losses and Allowance for Loan Losses" presents a summary of the activity in the Company's allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE
LOSSES

The allowance for loan losses is a general allowance applicable to losses inherent in the loan portfolio. For internal operating purposes, the allowance is not allocated among loan categories.

In the following table, the allowance has been allocated solely for purposes of complying with disclosure requirements of the Securities and Exchange Commission. However, this allocation should not be interpreted as a projection of (I) likely sources of future charge-offs, (II) likely proportional distribution of future charge-offs among loan categories or (III) likely amounts of future charge-offs. Since management regards the allowance as a general balance and has assigned an unallocated value to the schedule, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the principal categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.


ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
(Dollars in Thousands)
                                    1997      1996      1995      1994      1993
Commercial, Financial
  and Agricultural                $1,972    $1,946   $ 2,913   $ 2,329   $ 3,908
Real Estate-Commercial               219       353     1,755     1,841     3,324
Real Estate-Construction              17        49       305     1,994     2,027
Real Estate-Residential
   Mortgage                          902       890     1,616     2,098     1,893
Installment Loans to
  Individuals                      2,882     1,959     2,365     1,363     2,032
Lease Financing Receivables           --        --        --        --        --
Unallocated                          199       384     3,152     2,713     2,894
Total Loans and Leases            $6,191    $5,581   $12,106   $12,338   $16,078

PERCENT OF LOANS IN EACH
CATEGORY TO TOTAL LOANS

Commercial, Financial
  and Agricultural                    9%       12%       15%       15%       16%
Real Estate-Commercial               10         9        14        16        19
Real Estate-Construction              1         1         1         1         2
Real Estate-Residential
  Mortgage                           43        43        46        45        44
Installment Loans to
  Individuals                        37        35        24        23        19
Lease Financing Receivables          --        --        --        --        --
Total Loans and Leases              100%      100%      100%      100%      100%





IV. DEPOSITS

The following table sets forth the average
 balances of and average rates paid on deposits for the periods indicated.


AVERAGE DEPOSIT BALANCES
Years Ended December 31,
(Dollars In Thousands)
                                          1997                1996                1995
                                    Average            Average            Average
                                    Balance    Rate    Balance    Rate    Balance       Rate
Demand Deposits                    $ 78,704     --%   $ 77,479     --%   $ 88,961        --%
Interest-Bearing Demand Deposits    144,204   3.10     131,438   2.88     139,879      2.84
Regular and Money Market Savings    146,529   2.85     157,892   2.92     201,932      3.06
Time Deposits
 of $100,000 or More                 87,956   5.38      79,996   5.25      67,029      5.61
Other Time Deposits                 171,820   5.46     156,236   5.33     185,166      5.34
Total Deposits                     $629,213   3.62    $603,041   3.47    $682,967      3.49

On June 27, 1997, the Company assumed $140 million of deposit balances in the Fleet branch acquisition (demand - $17.3 million, interest-bearing demand deposits - $23.6 million, regular and money market savings - $42.7 million, and other time deposits - $56.2 million). These balances, accordingly, had a six month impact on average deposits for 1997. The deposit balances in the Vermont branches that were sold in September 1996 impacted average deposit balances for nine months in that year. During 1996, average deposits of $85.4 million were attributable to the Vermont banking operations.
The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters. Consequently, there are no Vermont balances in the table, and the effect of the Fleet branch acquisition is reflected only in the last two quarters of 1997.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1997  Sep 1997  Jun 1997  Mar 1997  Dec 1996
Demand Deposits                 $ 91,309  $ 93,907  $ 65,976  $ 63,147  $ 67,240
Interest-Bearing
  Demand Deposits                170,321   155,461   128,067   122,318   125,559
Regular and Money Market
  Savings                        159,591   167,821   128,350   129,791   133,974
Time Deposits of $100,000
  or More                         96,851    78,927    87,350    88,704    80,462
Other Time Deposits              198,018   201,125   147,910   139,261   133,041
Total Deposits                  $716,090  $697,241  $557,653  $543,221  $540,276


Percentage of Total
Quarterly Average Deposits

Demand Deposits                    12.8%     13.5%     11.8%     11.6%     12.4%
Interest-Bearing
  Demand Deposits                  23.8      22.3      23.0      22.5      23.3
Regular and Money Market
  Savings                          22.3      24.1      23.0      23.9      24.7
Time Deposits of $100,000
  or More                          13.5      11.3      15.7      16.3      14.9
Other Time Deposits                27.6      28.8      26.5      25.7      24.7
Total Deposits                    100.0%    100.0%    100.0%    100.0%    100.0%


Quarterly Cost of Deposits

Interest-Bearing
  Demand Deposits                   3.16%     2.98%     3.21%     3.05%    3.04%
Regular and Money Market
  Savings                           2.79      2.87      2.83      2.94     2.93
Time Deposits of $100,000
  or More                           5.45      5.45      5.37      5.25     5.21
Other Time Deposits                 5.50      5.42      5.54      5.38     5.34
Total Deposits                      3.63      3.54      3.70      3.63     3.52



Federal Reserve Bank Discount Rate Changes 1994 - 1997

Date                          New Rate  Old Rate
January 31, 1996                  5.00%     5.25%
February 1, 1995                  5.25      4.75
November 15, 1994                 4.75      4.00
August 16, 1994                   4.00      3.50
May 17, 1994                      3.50      3.00

Although the last change by the Federal Reserve
Board did not raise the discount rate during 1997, its open market operations early in the year led directly to a 25 basis point increase in the federal funds overnight rate. The 11 basis point increase in the cost of deposits from the fourth quarter of 1996 to the fourth quarter of 1997 was primarily attributable to these actions.


V. TIME DEPOSITS OF $100,000 OR MORE




The maturities of time deposits of $100,000 or more at December 31, 1997 are presented below.
(In Thousands)

Maturing in:

Under Three Months                                                     $ 78,772
Three to Six Months                                                      11,230
Six to Twelve Months                                                      7,900
1999                                                                      5,523
2000                                                                      2,069
2001                                                                        726
2002 and Beyond                                                             400
  Total                                                                $106,620


D. LIQUIDITY

Liquidity is measured by the ability of the
Company to raise cash when it needs it at a
reasonable cost.  The Company must be capable of
meeting expected and unexpected obligations to
its customers at any time.   Given the uncertain
nature of customer demands as well as the need to maximize earnings, the Company must have available sources of funds, on- and off-balance sheet, that can be acquired in time of need.

Securities available-for-sale represent a primary source of balance sheet cash flow. At purchase, selection of these securities is based on their marketability and collateral value, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal
Home Loan Bank and has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives.

The Company measures its basic liquidity as a
ratio of liquid assets to short-term liabilities,
both with and without the availability of
borrowing arrangements.   Understanding that
excess liquidity will have a negative impact on earnings, the Company establishes a target range for its liquidity ratios. At year-end 1997, the Company still exceeded the upper limit of this range due to the liquidity resulting from the Fleet branch acquisition. Since June 1997, the
Company has been reinvesting this excess liquidity in market-area loans as opportunities arise.


E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $73.9 million at December 31, 1997, a decrease of $425 thousand, or 0.6%, from the prior year-end.

The decrease in shareholders' equity during 1997 primarily resulted from $7.5 million of stock repurchases during the year, which together with $4.6 million of cash dividends more than offset
1997 net income of $11.0 million and a $556 thousand increase in the net unrealized gain on securities available-for-sale, net of tax. In
1996, the Board of Directors authorized
repurchase programs under which management was given the authority to repurchase at its discretion from time to time, in market or privately negotiated transactions, up to $20 million of the Company's outstanding common stock. Pursuant to these programs, the Company repurchased nearly $17 million of outstanding stock in the past two years. Such repurchases have been substantially reduced since the acquisition of six branches from Fleet Bank on June 27, 1997.

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

In addition to the risk-based capital measures, the federal bank regulatory agencies require banks and bank holding companies to satisfy another capital guideline, the Tier 1 leverage ratio (Tier 1 capital to quarterly average assets less intangible assets). The minimum Tier 1 leverage ratio is 3.0% for the most highly rated institutions. The guidelines provide that other institutions should maintain a Tier 1 leverage ratio that is at least 1.0% to 2.0% higher than the 3.0% minimum level for top-rated institutions.

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 1997:


Risk-Based Capital Ratios:                            Arrow      GFNB       SNB
    Tier 1                                             12.2%     12.6%      9.7%
    Total Capital                                      13.5      13.9      10.8
Tier 1 Leverage Ratio                                   7.3       7.2       7.6


At December 31, 1997, all subsidiary banks and the Company exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies pursuant to FDICIA (see the disclosure under "Legislative Developments" in
Part I, Item 1.F. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1997, the maximum amount that could have been paid by GFNB to the Company was approximately $13.2 million.

See Part II, Item 5 "Market for the Registrant's
Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS


The Company reported earnings of $2.8 million for the fourth quarter of 1997, an increase of $376 thousand, or 15.4%, from the fourth quarter of 1996. Basic earnings per common share for the respective quarters was $.49 and $.40, respectively. The increase in earnings was primarily attributable to the fact the fourth quarter of 1997 fully reflects the increase in earning assets from the acquisition of six branches from Fleet Bank in June 1997. The average number of shares outstanding decreased from period to period as a result of the repurchase program discussed earlier.

The Fleet branch purchase is also the primary factor in changes to other income and expense, as well as explaining changes to net interest income and the provision for loan losses.

              SELECTED FOURTH QUARTER FINANCIAL INFORMATION
            (Dollars In Thousands, Except Per Share Amounts)
                                                           For the Quarter Ended
                                                               December 31,
                                                               1997        1996
Interest and Dividend Income                                $15,266     $12,153
Interest Expense                                              6,850       5,025
Net Interest Income                                           8,416       7,128
Provision for Loan Losses                                       331         224
Net Interest Income after Provision for Loan Losses           8,085       6,904
Other Income                                                  2,005       2,155
Other Expense                                                 5,914       5,255
Income Before Income Taxes                                    4,176       3,804
Provision for Income Taxes                                    1,366       1,370
Net Income                                                  $ 2,810     $ 2,434

Weighted Average Number of Shares
 and Equivalents Outstanding
Basic                                                         5,759       6,057
Diluted                                                       5,859       6,139

Basic Earnings Per Common Share                             $   .49     $   .40
Diluted Earnings Per Common Share                               .48         .40
Diluted "Core" Earnings Per Common Share                        .47         .36
Cash Dividends Per Common Share                                 .21         .19

AVERAGE BALANCES:
Assets                                                     $826,281    $648,944
Earning Assets                                              767,873     606,396
Loans                                                       481,883     385,573
Deposits                                                    716,090     540,276
Shareholders' Equity                                         72,878      74,027


SELECTED RATIOS (Annualized):
Return on Average Assets                                       1.35%       1.49%
Return on Average Equity                                      15.30%      13.04%
Net Interest Margin (Tax-Equivalent Basis)                     4.48%       4.77%
Net Charge-offs to Average Loans                                .30%        .20%


Per share amounts have been adjusted for the 1997 five percent stock dividend.

G. YEAR 2000 PREPAREDNESS

The Company's regulators have adopted regulations and examination procedures relating to Year 2000 preparedness. The Year 2000 presents potential financial risk to companies which have data processing systems that, because of date formats, are unable to distinguish the Year 2000. Banking regulators have required financial institutions to evaluate all application software which is date dependent pursuant to a plan that is fully implemented and tested by the end of 1998. The
Company has developed such a plan, which follows the regulatory model. Financial institutions have an additional risk, inasmuch as they may have loans to businesses with Year 2000 compliance issues. The Company is working closely with its commercial borrowers in this respect. Nearly all of the software used by the Company was acquired from and is maintained by third parties. The Company estimates that total expenditures related to its Year 2000 Plan will be in the range of $250-500 thousand. The most significant expense relates to testing software at offsite locations. Currently, no substantial risk to the Company's operations or capital is anticipated. Management continues to monitor the adequacy of the Company's preparations.



Item 7A:  Quantitative and Qualitative
Disclosures About Market Risk

In addition to credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market rates or prices will make the Company's position less valuable.

The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management to management's
Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-bearing assets and liabilities reflected on the Company's consolidated balance sheet.
This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. As of December 31, 1997, under this analysis, a 200 basis point increase in interest rates resulted in a 3.4% decrease in net interest income and a 200 basis point decrease in interest rates resulted in a 3.2% increase in net interest income. These amount were well within the Company's ALCO policy limits.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including:
the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to:
prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8:  Financial Statements and Supplementary
Data

The following audited financial statements and supplementary data are incorporated herein by reference to the Company's Annual Report to Shareholders for December 31, 1997, which Annual
Report is attached as Exhibit 13 to this Report:


Independent Auditors' Report

Financial Statements:

  Consolidated Balance Sheets as of
    December 31, 1997 and 1996

  Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

  Consolidated Statements of Changes in
    Shareholders' Equity for the Years
    Ended December 31, 1997, 1996 and 1995

  Consolidated Statements of Cash Flows for the
    Years Ended December 31, 1997,
    1996 and 1995

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

  Summary of Quarterly Financial Data for the
  Years Ended December 31, 1997 and 1996



Item 9:   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure. - None.

 PART III

Item 10:  Directors and Executive Officers of
          the Registrant

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 1998 is incorporated herein by reference. Required information regarding the Company's Executive
Officers is contained in Part I, Item 1.E.,
"Executive Officers of the Registrant."

Item 11:  Executive Compensation

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 1998 is incorporated herein by reference.

Item 12:  Security Ownership of Certain
Beneficial Owners and Management

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 1998 is incorporated herein by reference.

Item 13:  Certain Relationships and Related
Transactions

Item 1, "Election of Directors and Information with Respect to Directors and Officers" of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 1998 is incorporated herein by reference.


               PART IV

Item 14:  Exhibits, Financial Statement
Schedules and Reports on Form 8-K

(a)  List of Documents filed as part of this
report:

1.   Financial Statements

     The following financial statements, the
     notes thereto, and the independent
     auditors' report thereon are filed as part of this report, incorporated by reference from Exhibit 13 to this Report, the 1997
     Annual Report to Shareholders.  See the
     index to such financial statements in Part
     II, Item 8 of this report.

          Independent Auditors' Report
          Consolidated Balance Sheets as of
            December 31, 1997 and 1996
          Consolidated Statements of Income for
            the Years Ended December 31, 1997,
            1996 and 1995
          Consolidated Statements of Changes in
            Shareholders' Equity for the Years
            Ended December 31, 1997, 1996 and
            1995
          Consolidated Statements of Cash Flows
            for the Years Ended December 31,
            1997, 1996 and 1995
          Notes to Consolidated Financial
            Statements

2.   Schedules

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

2.8  Purchase and Assumption Agreement between
     Fleet Bank and Glens Falls National Bank and Trust Company, dated March 21, 1997, incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 27, 1997, Exhibit 2.1.

3.(I)     Certificate of Incorporation of the
          Registrant, as amended, incorporated herein by reference from the Registrant's Annual
          Report on Form 10-K for the year ended
          December 31, 1990, Exhibit 3.(a).

4.1 Shareholder Protections Rights Agreement dated as of May 1, 1997, between Arrow
     Financial Corporation and Glens Falls
     National Bank and Trust Company, as Rights
     Agent, incorporated herein by reference
     from the Registrant's Statement on Form 8-A, dated May 16, 1997, Exhibit 4.

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

The following exhibits are submitted herewith:

Exhibit
Number                 Exhibit

3.(ii) By-Laws of the Registrant

10.5   Employment Agreement among the
       Registrant, its subsidiary bank, Glens
       Falls National Bank & Trust Company, and
       Thomas L. Hoy dated November 26, 1997. *

10.6   Employment Agreement among the
       Registrant, its subsidiary bank, Glens
       Falls National Bank and Trust Company
       and John J. Murphy dated November 26,
       1997. *

11     Computation of Earnings per Share

13     Annual Report to Shareholders

21     Subsidiaries of the Company

23     Consent of Independent Certified Public
       Accountants

27     Financial Data Schedule (submitted with
       electronic filing only)


       * Management contracts or compensation
         plans required to be filed as an exhibit.




(B) Current Reports on Form 8-K filed during the fourth quarter of 1997:

       None

        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ARROW FINANCIAL CORPORATION

Date: March 25, 1998
By:
 /s/ Thomas L. Hoy
 Thomas L. Hoy
 President and
Chief Executive Officer

Date: March 25, 1998
By:
/s/ John J. Murphy
John  J. Murphy
 Executive Vice President, Treasurer and
 Chief Financial Officer
(Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below on March 25, 1998 by the following persons in the capacities indicated.


 /s/ John J. Carusone, Jr.
John J. Carusone
Director

 /s/ Michael B. Clarke
Michael B. Clarke
Director

 /s/ Kenneth C. Hopper, M.D.
Kenneth C. Hopper, M.D.
Director

 /s/ Thomas L. Hoy
 Thomas L. Hoy
 Director and
 President

 /s/ Dr. Edward F. Huntington
 Dr. Edward F. Huntington
 Director

 /s/ David G. Kruczlnicki
 David G. Kruczlnicki
 Director

 /s/ Michael F. Massiano
 Michael F. Massiano
 Director & Chairman

 /s/ David L. Moynehan
 David L. Moynehan
 Director

 /s/ Doris E. Ornstein
 Doris E. Ornstein
 Director

 /s/ Daniel L. Robertson
 Daniel L. Robertson
 Director









            EXHIBITS INDEX

Exhibit
Number                 Exhibit

3.(ii)  By-Laws of the Registrant

10.5    Employment Agreement among the
        Registrant, its subsidiary bank, Glens
        Falls National Bank & Trust Company,
        and Thomas L. Hoy dated November 26,
        1997. *

10.6    Employment Agreement among the
        Registrant, its subsidiary bank, Glens
        Falls National Bank and Trust Company
        and John J. Murphy dated November 26,
        1997. *

11      Computation of Earnings per Share

13      Annual Report to Shareholders

21      Subsidiaries of the Company

23      Consent of Independent Certified Public
        Accountants

27      Financial Data Schedule (submitted with
        electronic filing only)


        * Management contracts or compensation
          plans required to be filed as an exhibit.