Form 10-Q
period 1998-03-31
ARROW FINANCIAL CORP
filed 1998-05-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

               FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR
15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended March 31, 1998



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                Outstanding as of April 30, 1998
Common Stock, par value $1.00 per share         5,765,735




                         ARROW FINANCIAL CORPORATION
                                  FORM 10-Q
                               MARCH 31, 1998







                                    INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997

          Consolidated Statements of Income for the Three Months Ended March 31, 1998 and 1997

          Consolidated Statements of Changes in Shareholders'
            Equity for the Three Months Ended March 31, 1998
            and 1997

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997

          Notes to Consolidated Interim Financial Statements

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk

PART II   OTHER INFORMATION

SIGNATURES

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (Dollars in Thousands)(Unaudited)


                                                              3/31/98  12/31/97
ASSETS
Cash and Due from Banks                                     $  26,927 $  23,909
Federal Funds Sold                                             18,700    23,000
  Cash and Cash Equivalents                                    45,627    46,909

Securities Available-for-Sale                                 221,959   221,837
Securities Held-to-Maturity:  (Approximate Fair Value of
  $52,182 in 1998 and $45,562 in 1997)                         50,848    44,082


Loans and Leases                                              495,962   485,810
  Less:  Allowance for Credit Losses                           (6,375)   (6,191)
     Net Loans and Leases                                     489,587   479,619


Premises and Equipment, Net                                    10,715    10,760
Other Real Estate Owned, Net                                      386       315
Other Assets                                                   27,953    28,077
      Total Assets                                           $847,075  $831,599


LIABILITIES

Deposits:

  Demand Deposits                                          $   90,202 $  96,482
  Interest-Bearing Demand Deposits                            164,667   162,016
  Regular and Money Market Savings                            161,713   158,690
  Time Deposits of $100,000 or More                           105,425   106,620
  Other Time Deposits                                         193,264   197,107
      Total Deposits                                          715,271   720,915
Short-Term Borrowings:
  Securities Sold Under Agreements to Repurchase               24,244    20,918
  Other Short-Term Borrowings                                   3,706     3,837
Federal Home Loan Bank Advances                                15,000       ---
Other Liabilities                                              13,365    12,058
      Total Liabilities                                       771,586   757,728

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY


Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
  (6,905,888 Shares Issued in 1998 and 1997)                    6,906     6,906
Surplus                                                        65,335    65,277
Undivided Profits                                              24,223    22,531
Accumulated Other Comprehensive Income:
  Net Unrealized Gain on Securities Available-for-Sale,
  Net of Tax                                                      599       764
Treasury Stock, at Cost (1,139,153 Shares in 1998 and
  1,143,553 in 1997)                                          (21,574)  (21,607)
      Total Shareholders' Equity                               75,489    73,871
      Total Liabilities and Shareholders' Equity             $847,075  $831,599


See Notes to Consolidated Interim Financial Statements.




                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             (In Thousands, Except Per Share Amounts)(Unaudited)
                                                                  Three Months
                                                                Ended March 31,
                                                               1998       1997
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases                       $10,627    $ 8,700
Interest on Federal Funds Sold                                  125         71
Interest and Dividends on Securities Available-for-Sale       3,686      2,761
Interest and Dividends on Securities Held-to-Maturity           716        636
   Total Interest and Dividend Income                        15,154     12,168

INTEREST EXPENSE
Interest on Deposits:
 Time Deposits of $100,000 or More                            1,380      1,149
 Other Deposits                                               4,995      3,708
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                               254        168
 Other Short-Term Borrowings                                     28         70
Federal Home Loan Bank Advances                                  45        ---
   Total Interest Expense                                     6,702      5,095
NET INTEREST INCOME                                           8,452      7,073

Provision for Credit Losses                                     342        236
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES         8,110      6,837

OTHER INCOME
Income from Fiduciary Activities                                761        658
Fees for Other Services to Customers                            957        755
Net Gains (Losses) on Securities Transactions                   157        (28)
Other Operating Income                                          232        525
   Total Other Income                                         2,107      1,910

OTHER EXPENSE
Salaries and Employee Benefits                                3,259      2,934
Occupancy Expense of Premises, Net                              419        378
Furniture and Equipment Expense                                 551        479
Other Operating Expense                                       1,560      1,145
   Total Other Expense                                        5,789      4,936

INCOME BEFORE PROVISION FOR INCOME TAXES                      4,428      3,811
Provision for Income Taxes                                    1,525        910
NET INCOME                                                  $ 2,903    $ 2,901

Average Basic Common Shares Outstanding                       5,764      5,995
Average Diluted Common Shares Outstanding                     5,857      6,060

Per Common Share:
 Basic Earnings                                              $  .50   $    .49
 Diluted Earnings                                               .50        .48
 Dividends Declared                                             .21        .19
 Book Value                                                   13.09      12.09
 Tangible Book Value                                          10.72      11.89

Share and per share amounts have been adjusted for the November 1997 five percent stock dividend.
See Notes to Consolidated Interim Financial Statements.



                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      (In Thousands, Except Share and Per Share Amounts) (Unaudited)




                                                                             Accumulated
                                                                                   Other
                                                                                 Compre-
                                         Shares   Common            Undivided    hensive    Treasury
                                         Issued    Stock   Surplus    Profits     Income        Stock      Total
Balance at December 31, 1997          6,905,888   $6,906   $65,277    $22,531       $764     $(21,607)   $73,871

Comprehensive Income, Net of Tax:
 Net Income                                 ---      ---       ---      2,903        ---          ---      2,903
 Net Unrealized Securities Holding
  Losses Arising During the Period,
  Net of Tax (Pre-tax $122)                 ---      ---       ---        ---        (72)         ---        (72)
 Reclassification Adjustment for Net
  Securities Gains Included in Net
  Income,  Net of Tax (Pre-tax $157)        ---      ---       ---        ---        (93)         ---        (93)
   Other Comprehensive Income                                                                               (165)
     Comprehensive Income                                                                                  2,738

Cash Dividends Declared,
 $.21 per Share                             ---      ---       ---     (1,211)       ---          ---     (1,211)
Stock Options Exercised
  (4,400 Shares)                            ---      ---        27        ---        ---           33         60
Tax Benefit for Disposition of
 Stock Options                              ---      ---        31        ---        ---          ---         31
Balance at March 31, 1998             6,905,888   $6,906   $65,335    $24,223       $599     $(21,574)   $75,489


Balance at December 31, 1996          6,577,036   $6,577   $54,569    $26,992       $208     $(14,050)   $74,296

Comprehensive Income, Net of Tax:
 Net Income                                 ---      ---       ---      2,901        ---          ---      2,901
 Net Unrealized Securities Holding
  Losses Arising During the Period,
  Net of Tax (Pre-tax $1,531)               ---      ---       ---        ---       (907)         ---       (907)
 Reclassification Adjustment for Net
  Securities Losses Included in Net
  Income,  Net of Tax (Pre-tax $26)         ---      ---       ---        ---         17          ---         17
   Other Comprehensive Income                                                                               (890)
     Comprehensive Income                                                                                  2,011

Cash Dividends Declared,
 $.19 per Share                             ---      ---       ---     (1,143)       ---          ---     (1,143)
Stock Options Exercised
  (22,242 Shares)                           ---      ---        84        ---        ---          (84)       ---
Purchase of Treasury Stock
 (161,701 Shares)                           ---      ---       ---        ---        ---       (3,750)    (3,750)
Balance at March 31, 1997             6,577,036   $6,577   $54,653    $28,750      $(682)    $(17,884)   $71,414


Share and per share amounts have been adjusted for the November 1997 five percent stock dividend.
See Notes to Consolidated Interim Financial Statements.



                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                                Three Months
                                                               Ended March 31,
                                                               1998     1997

Operating Activities:
Net Income                                                 $  2,903  $ 2,901
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Credit Losses                                  342      236
   Provision for Other Real Estate Owned Losses                 ---       60
   Depreciation and Amortization                                611      153
   Gains on the Sale of Securities Available-for-Sale          (162)     (35)
   Losses on the Sale of Securities Available-for-Sale            5       63
   Proceeds from the Sale of Loans                            2,981      527
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                    (24)      (6)
   (Increase) Decrease in Deferred Tax Assets                  (151)     508
   Decrease in Interest Receivable                              350      158
   Increase (Decrease) in Interest Payable                      (34)      76
   Decrease (Increase) in Other Assets                         (199)    (412)
   Increase (Decrease) in Other Liabilities                   1,342   (1,701)
Net Cash Provided By Operating Activities                     7,964    2,528

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale      31,151   10,935
Proceeds from the Maturities and Calls
  of Securities Available-for-Sale                           17,406   13,895
Purchases of Securities Available-for-Sale                  (48,832) (14,088)
Proceeds from the Maturities and Calls of
  Securities Held-to-Maturity                                 1,111      470
Purchases of Securities Held-to-Maturity                     (7,975) (12,395)
Net Increase in Loans and Leases                            (13,346)  (6,046)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                          8       14
Purchase of Fixed Assets                                       (200)    (196)
Net Cash Used In Investing Activities                       (20,677)  (7,411)

Financing Activities:
Net (Decrease) Increase in Deposits                          (5,644)   7,919
Net Increase (Decrease) in Short-Term Borrowings              3,195   (1,652)
Increase in Federal Loan Home Bank Advances                  15,000      ---
Purchase of Treasury Stock                                      ---   (3,750)
Exercise of Stock Options                                        60      ---
Disqualifying Disposition of Incentive Stock Options             31      ---
Cash Dividends Paid                                          (1,211)  (1,143)
Net Cash Provided By Financing Activities                    11,431    1,374

Net Decrease in Cash and Cash Equivalents                    (1,282)  (3,509)
Cash and Cash Equivalents at Beginning of Period             46,909   37,497
Cash and Cash Equivalents at End of Period                  $45,627  $33,988


Supplemental Cash Flow Information:
 Interest Paid                                              $ 6,736  $ 5,019
 Income Taxes Paid                                              152    1,916
 Transfer of Loans to Other Real Estate Owned                    71      264


See Notes to Consolidated Interim Financial Statements.




Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                FORM 10-Q
              MARCH 31, 1998


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997; the results of operations for the three month periods ended March 31, 1998 and March 31, 1997; the statements of changes in shareholders' equity for the three month periods ended March 31, 1998 and 1997;
and the statements of cash flows for the three month periods ended March 31, 1998 and March 31, 1997. All such adjustments are of a normal recurring nature. Certain items have been reclassified to
conform to the 1998 presentation.    Share and per share amounts
have been restated to reflect the November 1997 five percent stock dividend. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1997.


2.  Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income."   SFAS No. 130 establishes standards for
reporting and displaying of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." For the Company, the statement was effective for interim financial statements beginning with the first quarter of 1998. SFAS No. 130 accepts a variety of presentations of comprehensive income within the income statement or the statement of changes in shareholders' equity. The Company has elected to present the components of comprehensive income in the Consolidated
Statements of Changes in Shareholders' Equity.


3.  Disclosures about Operating Segments

In June 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information."    SFAS No. 131
establishes standards for the way that public business enterprises report information about operating segments. For the Company, the statement will be effective for annual financial statements issued for the year ended December 31, 1998, however, the Company does not have operating segments within the meaning of SFAS No. 131.


4.  Pensions and Other Postretirement Benefits

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

5.  Earnings Per Common Share (In Thousands, Except Per Share
Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 1998 and 1997. Shares outstanding have been restated for the November 1997 five percent stock dividend.

                                                     Income              Shares       Per Share
                                                 (Numerator)       (Denominator)         Amount

For the Three Months Ended March 31, 1998:
Basic EPS: Income Available to Common Shareholders   $2,903               5,764            $.50
Dilutive Effect of Stock Options                        ---                  93
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $2,903               5,857            $.50

For the Three Months Ended March 31, 1997:
Basic EPS: Income Available to Common Shareholders   $2,901               5,995            $.49
Dilutive Effect of Stock Options                        ---                  65
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $2,901               6,060            $.48






ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             MARCH 31, 1998


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

Peer Ratios: Certain ratios are compared with the Company's peer group. Peer data was taken from the Federal Reserve Board's "December 1997 Bank Holding Company Performance Report." The Company's peer group is comprised of bank holding companies with $500 million to $1 billion in total consolidated assets.

Acquisition of Six Fleet Branches

On June 27, 1997, the Company completed the acquisition of six branches in upstate New York from Fleet Bank ("Branch Acquisition"), a subsidiary of Fleet Financial Group, Hartford, CT. The branches are located in the towns of Plattsburgh (2), Lake Luzerne, Port Henry, Ticonderoga and Warrensburg and became branches of GFNB.
GFNB acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches. Total deposit liabilities at the branches assumed by GFNB were approximately
$140 million and the total amount of the branch-related loans acquired was approximately $34 million. Under the acquisition agreement, GFNB also acquired from Fleet an additional $10 million of residential real estate loans not related to the branches.

The Company has experienced several benefits from the Branch
Acquisition in the past nine months. Most significant was the positive impact on earnings per share since the acquisition (which was funded internally) leveraged the Company's capital position in tandem with a stock repurchase program during 1997. Other positive impacts of the Branch Acquisition Include: (i) an improvement in the Company's efficiency ratio (noninterest expense to net interest income and noninterest income), and (ii) an increase in the ratio of net income per full time-equivalent employee, another measure of the Company's ability to leverage fixed expenses. The Branch Acquisition was the principal source of the first quarter period-to-period changes in both the consolidated balance sheets and consolidated statements of income as noted in the following discussion.


OVERVIEW

The Company reported earnings of $2.9 million for the first quarter of
both 1998 and 1997.   Diluted earnings per share were $.50 and $.48
for the two respective periods.   Earnings in the 1997 period, however,
reflected the favorable settlement of a combined reporting issue with the New York State Department of Taxation and Finance, resulting in a significant reduction in the provision for income taxes for that period, as well as the settlement of claims against service providers. On a comparable basis, excluding these nonrecurring items and securities transactions, diluted earnings per share for the first quarter of 1998 and 1997 were $.48 and $.38, respectively.

The following table presents the adjustments necessary to arrive at recurring net income of the Company.



Analysis of Recurring Net Income
(In Thousands, Except Per Share Amounts)
                                                           Three Months Ended
                                                            Mar 1998  Mar 1997
Net Income, as Reported                                       $2,903    $2,901
Adjustments, net of Tax:
  Net Securities Transactions                                    (93)       17
  Settlement of Claims                                           ---      (163)
  State Income Tax Benefit                                       ---      (464)
Recurring Income                                              $2,810    $2,291
Diluted Earnings Per Share, as Reported                       $  .50    $  .48
Diluted Earnings Per Share, Recurring                            .48       .38

The returns on average assets were 1.42% and 1.80% for the first quarter of 1998 and 1997, respectively. The returns on average equity were 15.71% and 15.94% for the first quarter of 1998 and 1997, respectively. Excluding the nonrecurring items, the returns on average assets were 1.37% and 1.42%, and the returns on average equity were 15.21% and 12.60%, for the respective quarters.

Total assets were $847.1 million at March 31, 1998, which represented an increase of $15.5 million, or 1.9%, from December 31, 1997, and an increase of $192.7 million, or 29.5%, above the level at March 31, 1997. The Branch Acquisition in June 1997, increased total assets by approximately $140 million, and the company also experienced growth of over $50 million at its continuously operated branches over the 12 month period. For the most part, the level of deposits at the acquired branches have remained unchanged since the acquisition date.

Shareholders' equity increased $1.6 million to $75.5 million during the first three months of 1998, as net income of $2.9 million was partially offset by cash dividends of $1.2 million and $165 thousand of unrealized losses on securities available-for-sale, net of tax. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.


CHANGE IN FINANCIAL CONDITION


Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                                     $ Change    $ Change    % Change   % Change
                                   Mar 1998   Dec 1997    Mar 1997   From Dec    From Mar    From Dec   From Mar
Federal Funds Sold                 $ 18,700   $ 23,000    $ 12,500   $ (4,300)    $ 6,200       (18.7)%     49.6%
Securities Available for Sale       221,959    221,837     159,456        122      62,503         0.1       39.2
Securities Held to Maturity          50,848     44,082      42,915      6,766       7,933        15.3       18.5
Loans, Net of Unearned Income (1)   495,962    485,810     398,581     10,152      97,381         2.1       24.4
Allowance for Loan Losses             6,375      6,191       5,625        184         750         3.0       13.3
Earning Assets (1)                  787,469    774,729     613,452     12,740     174,017         1.6       28.4
Total Assets                        847,075    831,599     654,363     15,476     192,712         1.9       29.5

Demand Deposits                    $ 90,202   $ 96,482    $ 65,995   $ (6,280)   $ 24,207        (6.5)      36.7
Interest-Bearing Demand Deposits    164,667    162,016     118,700      2,651      45,967         1.6       38.7
Regular and Money Market Savings    161,713    158,690     129,641      3,023      32,072         1.9       24.7
Time Deposits of $100,000 or More   105,425    106,620      93,145     (1,195)     12,250        (1.1)      13.2
Other Time Deposits                 193,264    197,107     142,185     (3,843)     51,079        (1.9)      35.9
Total Deposits                     $715,271   $720,915    $549,666    $(5,644)   $165,605        (0.8)      30.1
Short-Term Borrowings              $ 27,950   $ 24,755    $ 21,053    $ 3,195    $  6,897        12.9       32.8
Federal Home Loan Bank  Advances     15,000        ---         ---     15,000      15,000         ---        ---
Shareholders' Equity                 75,489     73,871      71,414      1,618       4,075         2.2        5.7

(1) Includes Nonaccrual Loans

Total resources at March 31, 1998 amounted to $847.1 million, an increase of $15.5 million, or 1.9%, from year-end 1997 and an increase of $192.7 million, or 29.5%, from March 31, 1997.

Total loans at March 31, 1998 amounted to $496.0 million, an increase of $10.2 million, or 2.1%, from December 31, 1997, and an increase of $97.4 million, or 24.4%, from March 31, 1997. The increase from March 31, 1997 was primarily attributable to the Branch Acquisition in June 1997, which increased total loans by approximately $44 million. Apart from the Branch Acquisition, the Company experienced internal loan growth primarily within the indirect and residential real estate portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $715.3 million at March 31, 1998 decreased $5.6 million, or 0.8%, from the December 31, 1997 level. The decrease
was attributable to seasonal fluctuations in municipal deposits.   The
amount of deposits at March 31, 1998, however, represents an
increase of $165.6 million, or 30.1%, from March 31, 1997.   Again,
the increase from March 31, 1997 was primarily attributable to the Branch Acquisition in June 1997, in which the Company assumed approximately $140 million in deposits from Fleet Bank. The remaining deposit increase of $25.6 million represented growth at the Company's continuously operated branches.

Shareholders' equity increased $1.6 million to $75.5 million during the first three months of 1998. Net income of $2.9 million was partially offset by cash dividends of $1.2 million and a $165 thousand unrealized loss on securities available-for-sale, net of tax, reflected as a separate component of shareholders' equity. The Company paid a $.21 cash dividend for the first quarter of 1998, which followed a dividend of $.21 for the prior quarter and dividends of $.19 for the four previous quarters.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters. The Branch Acquisition, completed on June 27, 1997, had very little impact on the average balances for the second quarter of 1997, while fully impacting each of the last three quarters.


Quarterly Average Deposit Balances
(Dollars in Thousands)

                                      Mar 1998       Dec 1997        Sep 1997        Jun 1997         Mar 1997
                                     Amount    %     Amount    %     Amount    %     Amount    %     Amount    %
Demand Deposits                    $ 92,584   13   $ 91,309   13   $ 93,907   14   $ 65,976   12   $ 63,147   12
Interest-Bearing Demand Deposits    166,494   23    170,321   24    155,461   22    128,067   23    122,318   22
Regular and Money Market Savings    158,997   22    159,591   22    167,821   24    128,350   23    129,791   24
Time Deposits of $100,000 or More   102,263   14     96,851   13     78,927   11     87,350   16     88,704   16
Other Time Deposits                 195,039   28    198,018   28    201,125   29    147,910   26    139,261   26
Total Deposits                     $715,377  100   $716,090  100   $697,241  100   $557,653  100   $543,221  100


The Company typically experiences little net deposit growth in the first two quarters of the year as seasonal runoff of municipal deposits is
only partially offset by normal deposit growth.   The increase in the
average balance from the second quarter of 1997 to the third quarter of 1997 is primarily attributable to the Branch Acquisition which added approximately $140 million in deposit balances. The remaining growth in the deposit portfolios during the third and fourth quarters of 1997 took place at the Company's continuously operated branches. Over the course of the last five quarters the relative mix of deposit types within the portfolio remained quite stable, not withstanding the Branch Acquisition.

Quarterly Cost of Deposits

                                     Mar 1998   Dec 1997     Sep 1997    Jun 1997    Mar 1997
Demand Deposits                          --- %      --- %        --- %       --- %       --- %
Interest-Bearing Demand Deposits         2.99       3.16         2.98        3.21        3.05
Regular and Money Market Savings         2.78       2.79         2.87        2.83        2.94
Time Deposits of $100,000 or More        5.47       5.45         5.45        5.37        5.25
Other Time Deposits                      5.57       5.50         5.42        5.54        5.38
Total Deposits                           3.61       3.63         3.54        3.70        3.63

Federal Reserve Bank's Discount Rate Changes 1995 - 1998:

Date                          New Rate               Old Rate
January 31, 1996                  5.00%                  5.25%
February 1, 1995                  5.25                   4.75

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations.
In the first quarter of 1997, the prevailing Federal Funds rate increased by twenty five basis points even though the discount rate remained unchanged. Accordingly, the Company experienced an increase in the total cost of deposits resulting from both this increase in the federal funds rate, as well as from a highly competitive marketplace for deposits during the first two quarters of 1997, which
moderated somewhat during the third quarter of 1997.   The costs of
small denomination time deposits increased during the most recent two quarters as maturing time deposits repriced to market rates.

The average cost of funds did not change significantly after the acquisition of the Fleet branches. Total deposits assumed at the closing of the transaction (at June 27, 1997) were approximately $140 million. Of that amount, interest-bearing demand and savings accounts (including NOW, Super NOW, Money Market Savings and regular savings) constituted approximately $66.3 million, and another $56 million constituted time deposits. After closing, the Company began paying its own rates on the variable rate demand and savings accounts assumed (its rates being slightly higher than Fleet's rates, on average) and continued paying contract rates on time deposits assumed (Fleet's rates for such products being similar to the Company's prevailing rates for time deposits).

In the recent past, other sources of short-term borrowings for the Company included repurchase agreements (essentially a substitute deposit product) and tax deposit balances with the U.S. Treasury.
During the first quarter of 1998, the Company borrowed $15 million from the Federal Home Loan Bank of New York ("FHLB") in the form of a "convertible advance." These advances (extended in three $5 million increments) have a final maturity of 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

The following table presents the quarterly average balance by loan type and the relative proportion of each loan type for each of the last five quarters.







Quarterly Average Loan Balances
(Dollars in Thousands)
                               Mar 1998       Dec 1997       Sep 1997        Jun 1997        Mar 1997
                              Amount    %    Amount    %    Amount    %    Amount     %    Amount     %
Commercial and
  Commercial Real Estate    $102,983   21  $100,604   21  $102,211   22  $ 92,874    23  $ 89,673    23
Residential Real Estate      151,417   31   147,928   31   142,863   31   129,289    32   127,032    32
Home Equity                   36,593    7    36,601    7    37,100    7    30,399     7    30,012     8
Indirect Consumer Loans      143,495   29   139,401   29   128,086   27   114,141    28   107,371    27
Direct Consumer Loans         49,084   10    49,747   10    51,185   11    34,212     8    33,300     8
Credit Card Loans              7,413    2     7,602    2     7,582    2     7,769     2     8,153     2
Total Loans                 $490,985  100  $481,883  100  $469,027  100  $408,684   100  $395,541   100


On June 27, 1997, the Company acquired approximately $44 million in loan balances in the Branch Acquisition (commercial loans - $10.4 million, direct consumer loans - $16.6 million, home equity loans - $7.1 million and residential real estate loans - $10.1 million).

Apart from the Branch Acquisition, average loans increased at a steady pace over the five most recent quarters. While all categories of loans, except for credit card loans, experienced increases, indirect consumer loans demonstrated the most significant change. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio, these loans increased from 27% in the first quarter of 1997 to 29% in the first quarter of 1998. Otherwise, there was no significant change in the overall mix of loans within the loan portfolio.



Quarterly Taxable Equivalent Yield on Loans

                              Mar 1998   Dec 1997  Sep 1997  Jun 1997   Mar 1997
Commercial and
  Commercial Real Estate          9.60%      9.62%     9.56%     9.73%      9.61%
Residential Real Estate           8.34       8.23      8.33      8.40       8.47
Home Equity                       9.07       9.10      9.20      9.23       9.10
Indirect Consumer Loans           8.17       8.24      8.39      8.35       8.29
Direct Consumer Loans             9.18       9.18      9.00      9.09       9.16
Credit Card Loans                16.41      16.07     16.46     16.84      16.76
Total Loans                       8.82       8.81      8.86      8.97       8.96

The yield on the loan portfolio in the first quarter was essentially unchanged from the immediately preceding quarter. Over the prior several quarters, however, yields on the Company's loan portfolio have declined gradually. Although short-term interest rate trends have been quite stable, there has been a general flattening of the yield curve which has had a negative impact on fixed rate residential real estate
loans.   The Company has experienced (and continues to experience)
significant competitive pricing for loan products in its market area.


The following table presents information related to the Company's allowance and provision for credit losses for the past five quarters. The provision for credit losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.





Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                              Mar 1998     Dec 1997     Sep 1997     Jun 1997     Mar 1997
Loan Balances:
Period-End Loans                              $495,962     $485,810     $476,863     $462,396     $398,581
Average Loans, Year-to-Date                    490,985      439,103      424,686      402,149      395,541

Allowance for Credit Losses:
Allowance for Credit Losses,
  Beginning of Period                           $6,191      $ 5,581      $ 5,581      $ 5,581      $ 5,581
Allowance Acquired                                 ---          700          700          700          ---
Provision for Loan Losses, Y-T-D                   342        1,303          972          472          236
Net Charge-offs, Y-T-D                            (158)      (1,393)      (1,024)        (344)        (192)
Allowance for Credit Losses, End of Period      $6,375      $ 6,191      $ 6,229      $ 6,409      $ 5,625
Nonperforming Assets:
Nonaccrual Loans                                $3,615       $3,321       $3,034      $ 2,232      $ 2,070
Loans Past due 90 or More Days
  and Still Accruing Interest                      242          363          296          764          292
Loans Restructured and in
 Compliance with Modified Terms                    ---          ---          ---          ---          ---
Total Nonperforming Loans                        3,857        3,684        3,330        2,996        2,362
Repossessed Assets                                  64          ---          ---          ---          ---
Other Real Estate Owned                            386          315          322          370          340
Total Nonperforming Assets                      $4,307       $3,999       $3,652      $ 3,366      $ 2,702
Performance Ratios:

Allowance to Nonperforming Loans                165.28%      168.05%      187.06%      213.92%      238.15%
Allowance to Period-End Loans                     1.29         1.27         1.31         1.39         1.41
Provision to Average Loans (annualized)           0.28         0.30         0.31         0.24         0.24
Net Charge-offs to Average Loans (annualized)     0.13         0.32         0.32         0.17         0.20
Nonperforming Assets to Loans,
  OREO & Repossessed Assets                       0.87         0.82         0.77         0.73         0.68

The Company's nonperforming assets at March 31, 1998 amounted to $4.3 million, an increase of $308 thousand, or 7.7%,  from
December 31, 1997.    At period-end, nonperforming assets
represented .87% of loans, other real estate and repossessed assets, an increase of 5 basis points from year-end 1997. At December 31, 1997, this ratio for the Company's peer group was 1.04%.

On an annualized basis, the ratio of the 1998 first quarter net charge-offs to average loans was .13%, seven basis points lower than the annualized ratio of net charge-offs to average loans in the 1997 period of .20%. The provision for credit losses was $342 thousand for the first quarter of 1998, compared to a provision of $236 thousand for the first quarter of 1997. The provision as a percentage of average loans was
 .28% for the first quarter of 1998, or 15 basis points higher than net charge-offs for the period.

The allowance for credit losses at March 31, 1998 amounted to $6.4 million. The ratio of the allowance to outstanding loans at March 31, 1998, was 1.29%, slightly higher than the ratio at December 31, 1997.

CAPITAL RESOURCES

Shareholders' equity was $75.5 million at March 31, 1998, an increase of $1.6 million, or 2.2%, from December 31, 1997. Net income of $2.9 million for the period was partially offset by cash dividends of $1.2 million and net unrealized losses of $165 thousand on securities available-for-sale, net of tax (reflected as a separate component of shareholders' equity).

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for credit losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios.
FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 1998, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:


Summary of Capital Ratios
                                                     Tier 1        Total
                                                 Risk-Based   Risk-Based
                                       Leverage     Capital      Capital
                                          Ratio       Ratio        Ratio
Arrow Financial Corporation                7.51%      12.23%       13.48%
Glens Falls National Bank & Trust Co.      7.38       12.60        13.85
Saratoga National Bank & Trust Co.         7.70        9.62        10.78

Regulatory Minimum                         3.00        4.00         8.00
FDICIA's "Well-Capitalized" Standard       5.00        6.00        10.00


All capital ratios for the Company and its subsidiary banks at March 31, 1998 were above minimum capital standards for financial institutions.
 Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The common stock of Arrow Financial Corporation is traded on The
Nasdaq Stock MarketSM under the symbol AROW. The price ranges below represent actual transactions rounded to the nearest 1/8 point. (There may have been sales outside the parameters shown, but management believes that the price ranges fairly represent the trends.) Per share amounts and market prices have been adjusted for the 1997 five percent stock dividend.

 On April 29, 1998, the Company announced the 1998 second quarter dividend of $.21 payable on June 15, 1998.





Quarterly Stock Prices and Dividends                 Market Price            Cash
(Restated for Stock Dividends)                           (Bid)          Dividends
                                                    High      Low        Declared

1997 1st Quarter                                    3.375  $22.125           $.19
     2nd Quarter                                    6.375   23.375            .19
     3rd Quarter                                   28.625   24.500            .19
     4th Quarter                                   33.625   29.500            .21

1998 1st Quarter                                  $33.250  $29.750           $.21
     2nd Quarter                                      n/a      n/a            .21

                                                              1998           1997
First Quarter Core Diluted Earnings Per Share                 $.48           $.38
 Dividend Payout Ratio: (Second quarter dividends
    as a percent of first quarter core diluted
    earnings per share)                                      43.75%         50.00%
Book Value Per Share                                        $13.09         $12.09
Tangible Book Value Per Share                               $10.72         $11.89


LIQUIDITY

Liquidity is measured by the ability of the Company to raise cash when it needs it at a reasonable cost. The Company must be capable of meeting expected and unexpected obligations to its
customers at any time.   Given the uncertain nature of customer
demands as well as the desire to maximize earnings, the Company must have available sources of funds, on- and off-balance sheet, that can be acquired in time of need.

Securities available-for-sale represent a primary source of on-balance sheet cash flow. At purchase, selection of these securities is based on their ready marketability and collateral value, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank and has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives.

The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements. Because excess liquidity has a negative impact on earnings, the Company establishes both a high end and a low end on its target range for liquidity ratios. At March 31, 1998, the Company still exceeded the upper limit of this range due to the liquidity resulting from the Fleet branch acquisition. Since June 1997, the Company has been reinvesting this excess liquidity in market-area loans as opportunities arise.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.



RESULTS OF OPERATIONS:       Three Months Ended March 31, 1998 Compared With
                             Three Months Ended March 31, 1997


Summary of Earnings Performance
(Dollars in Thousands)
                                            Mar 1998     Mar 1997     Change     % Change
Net Income                                    $2,903       $2,901    $     2          0.1 %
Net Income, Recurring                          2,810        2,291        519         22.7

Diluted Earnings Per Share                       .50          .48       0.02          4.2
Diluted Earnings Per Share, Recurring            .48          .38       0.10         26.2

Return on Assets                                1.42%        1.80%     (0.39)%      (21.1)
Return on Assets, Recurring                     1.37%        1.42%     (0.05)%       (3.5)

Return on Equity                               15.71%       15.94%     (0.23)%       (1.4)
Return on Equity, Recurring                    15.21%       12.60%      2.61 %       20.7


The Company reported earnings of $2.9 million for both the first quarter of 1998 and 1997. However, for the first quarter of 1997, earnings included a favorable settlement of a combined reporting issue with the State of New York Department of Taxation and Finance, as well as a favorable settlement of a claim against a service provider.

As adjusted for nonrecurring items, net income was $2.8 million and $2.3 million for the first quarter of 1998 and 1997, respectively. As thus adjusted, diluted earnings per share were $.48 and $.38 for each respective period.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                  Mar 1998    Mar 1997     Change   % Change
Interest Income                   $ 15,411    $ 12,350   $  3,061       24.8 %
Interest Expense                     6,702       5,095      1,607       31.5
Net Interest Income               $  8,709    $  7,255   $  1,454       20.0

Average Earning Assets (1)        $775,282    $609,257   $166,025       27.3 %
Average Paying Liabilities         650,561     500,218    150,343       30.1
Taxable Equivalent Adjustment          257         182         75       41.2

Yield on Earning Assets (1)           8.06%       8.22%     (0.16)%     (1.9)%
Cost of Paying Liabilities            4.18        4.13       0.05        1.1
Net Interest Spread                   3.88        4.09      (0.21)      (5.0)
Net Interest Margin                   4.56        4.83      (0.27)      (5.7)
(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 27 basis points from the first quarter of 1997 to the first quarter of 1998.

Net interest income for the first quarter of 1997 does not include the
effects of the Branch Acquisition on June 27, 1997.   As indicated in
the earlier discussion on balance sheet changes, the Company acquired approximately $140 million in deposits in the Branch Acquisition, but only $44 million in loans. The Company received cash from Fleet equal to the difference, less an agreed-upon premium on the deposits and the value of other assets acquired (e.g., real and personal property at the branches).

Initially, the Company invested the surplus cash received in securities and federal funds, with a view to reinvesting these amounts in market area loans as opportunities allowed. At March 31, 1997, prior to the Branch Acquisition, the Company's loan to deposit ratio was
approximately 73%.   At June 30, 1997, shortly after the acquisition,
the loan to deposit ratio was 67%. By March 31, 1998, the loan to deposit ratio had risen to 69%.

The effect of placing a greater portion of earning assets in lower yielding federal funds and securities (the short-term consequence of the Branch Acquisition) was a decrease in the Company's net interest margin, which decreased 27 basis points from March 31, 1997 to March 31, 1998. However, due to the increase in average earning assets between the two periods (an increase of $166 million) net interest income increased $1.5 million from the first quarter of 1997 to the first quarter of 1998.

The provision for loan losses was $342 thousand and $236 thousand for the quarters ended March 31, 1998 and 1997, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."







Other Income


Summary of Other Income
(Dollars in Thousands)
                                                Mar 1998     Mar 1997      $ Change    % Change
Income From Fiduciary Activities                 $   761      $   658        $  103        15.7 %
Fees for Other Services to Customers                 957          755           202        26.8
Net Gains (Losses) on Securities Transactions        157          (28)          185         ---
Other Operating Income                               232          525          (293)      (55.8)
 Total Other Income                              $ 2,107      $ 1,910         $ 197        10.3

Other Operating Income, Recurring                $   232      $   250         $ (18)       (7.2)%
Total Other Income, Recurring                      1,950        1,663           287        17.3

Other (i.e. noninterest) income for the first quarter of 1997 included $275 thousand of nonrecurring other operating income relating to
settlements of various claims during the period.   Other income, on a
recurring basis, increased $287 thousand, or 17.3%, from the first quarter of 1997 to the first quarter of 1998.

Trust income increased $103 thousand, or 15.7%, between the two comparative quarters. The Company did not acquire any trust business in the Branch Acquisition, but the newly-acquired branches did expand the market area for the Company's trust and investment division.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $957 thousand for the first quarter of 1998, an increase of $202 thousand, or 26.8%, from the 1997 first
quarter.   The increase was primarily attributable to service charges on the deposits assumed in the Branch Acquisition.

Other operating income, on a recurring basis (primarily third party credit card servicing income and gains on the sale of loans and other assets), amounted to $232 thousand, a decrease of $18 thousand,
or 7.2%, from the first quarter of 1997.   This area of other income
was not significantly impacted by the Branch Acquisition, and the period-to-period decrease was attributable to the fluctuating nature of this type of income.

During the first quarter of 1998, the Company recognized $162 thousand in gains on the sale of $22.2 million of securities from the available-for-sale portfolio, offset in part by $5 thousand of securities
losses.   During the first quarter of 1997, the Company recognized net securities losses of $28 thousand on the sale of $11.0 million of securities available-for-sale. The securities were sold for the main purpose of extending the average maturity on the portfolio.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Mar 1998     Mar 1997     Change    % Change
Salaries and Employee Benefits             $3,259       $2,934    $   325        11.1%
Occupancy Expense of Premises, Net            419          378         41        10.8
Furniture and Equipment Expense               551          479         72        15.0
Other Operating Expense                     1,560        1,145        415        36.2
 Total Other Expense                       $5,789       $4,936    $   853        17.3

Efficiency Ratio                            54.31%       55.35%     (1.04)%       1.8%

Other (i.e. noninterest) expense increased $853 thousand, or 17.3%, for the first three months of 1998 compared with the first three months of 1997. The increase was almost entirely attributable to the Branch Acquisition, which, measured by total assets, increased the size of the Company by 21.4% at the closing of the transaction, June 27, 1997. In spite of the increased operating expenses, including amortization of goodwill associated with the Branch Acquisition, the Company's efficiency ratio decreased (a ratio where smaller is better) between the two periods. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. At December 31, 1997, the ratio for the Company's peer group was 61.63%.

Salaries and employee benefits expense increased $325 thousand, or 11.1%, from the first quarter of 1997 to the first quarter of 1998. The Company retained all 34 former Fleet employees associated with the Branch Acquisition. The increase also reflects normal salary increases.

Increases in occupancy expense of premises and furniture and fixture expense (10.8% and 15.0%, respectively) were primarily attributable to the Branch Acquisition.

Other operating expense increased $415 thousand, or 36.2%, from the first quarter of 1997 to the first quarter of 1998. An increase in the amortization of goodwill of $226 thousand represented 54.5% of the total increase. Otherwise, the increase in other operating expense would have been 16.5%, similar to, but somewhat higher than, the other cost increases triggered by the Branch Acquisition, but still well below the 21.4% increase in total assets.

Income Taxes


Summary of Income Taxes
(Dollars in Thousands)
                                                              Mar 1998      Mar 1997       Change
Provision for Income Taxes                                     $ 1,525        $  910     $   615
Effective Federal Rate                                          34.44%        23.88%       10.56 %
Effective Federal Rate, without the 1997 state tax benefit      34.44%        36.05%       (1.61)%

The provision for federal and state income taxes amounted to $1.5 million and $910 thousand for the first quarter of 1998 and 1997, respectively. During the first quarter of 1997, the Company reached a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first quarter of 1997. As adjusted for this settlement, the effective tax rates for the first quarter of 1998 and 1997 were 34.44% and 36.05%, respectively. The decrease is primarily attributable to a reduction in state income taxes.


Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK

In addition to credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market rates or prices will make the Company's position less valuable.

The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for managing the asset/liability profile to management's Asset/Liability Committee ("ALCO"). In this capacity
ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. As of March 31, 1998, under this analysis, a 200 basis point increase in interest rates would result in a 3.9% decrease in net interest income for the ensuing twelve months and a 200 basis point decrease in interest rates would result in a 4.0% increase in net interest income. These amounts were well within the Company's ALCO policy limits.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results in the event of comparable interest rate changes or otherwise. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of
       Shareholders held April 29, 1998,
       shareholders elected the following directors to serve terms expiring in 2001.
       Shareholders also approved the Company's
       Long-Term Incentive Plan, authorizing the issuance of up to 300,000 shares of the Company's Common Stock in the form of stock options and restricted shares. The voting results were as follows:


                                                    Withhold      Broker
       Director                               For  Authority   Non-Votes
       Thomas L. Hoy                    4,622,715     28,938         ---
       Dr. Edward F. Huntington         4,637,083     14,570         ---
       Doris E. Ornstein                4,606,643     45,010         ---

                                                                           Broker
                                              For    Against     Abstain   Non-Votes
       Long-Term Incentive Plan         3,430,623    432,603     123,036         ---

Item 5.  Other Information  -  None

Item 6.  Exhibits and Reports on Form 8-K  - None


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       ARROW FINANCIAL CORPORATION
               Registrant

Date:    May 14, 1998                       s/Thomas L. Hoy
                                            Thomas L. Hoy, President and
                                            Chief Executive Officer



Date:    May 14, 1998                       s/John J. Murphy
                                            John J. Murphy, Executive Vice
                                            President, Treasurer and CFO
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)