Form 10-Q
period 1998-06-30
ARROW FINANCIAL CORP
filed 1998-08-07
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

               FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended June 30, 1998



  [   ] TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

   Commission File Number: 0-12507


            ARROW FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

          New York
(State or other jurisdiction of
incorporation or organization)

22-2448962
(IRS Employer Identification Number)


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

Outstanding as of July 31, 1998
    6,314,062




                        ARROW FINANCIAL CORPORATION
                                 FORM 10-Q
                               JUNE 30, 1998







                                   INDEX
PART I    FINANCIAL INFORMATION                                              Page No.

Item 1.   Consolidated Balance Sheets as of June 30, 1998
            and December 31, 1997                                            3

          Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 1998 and 1997                4

          Consolidated Statements of Changes in Shareholders' Equity for
            the Six Months Ended June 30, 1998 and 1997                      5

          Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997                          6

          Notes to Consolidated Interim Financial Statements                 7

          Independent Auditors' Review Report                                8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21

PART II   OTHER INFORMATION                                                 22


SIGNATURES                                                                  22


Item 1.

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              6/30/98  12/31/97
ASSETS
Cash and Due from Banks                                      $ 23,987 $  23,909
Federal Funds Sold                                                ---    23,000
  Cash and Cash Equivalents                                    23,987    46,909

Securities Available-for-Sale                                 233,293   221,837
Securities Held-to-Maturity:  (Approximate Fair Value of

  $56,283 in 1998 and $45,562 in 1997)                         54,938    44,082


Loans and Leases                                              512,984   485,810
  Less:  Allowance for Credit Losses                           (6,468)   (6,191)
     Net Loans and Leases                                     506,516   479,619


Premises and Equipment, Net                                    10,841    10,760
Other Real Estate Owned, Net                                      496       315
Other Assets                                                   27,596    28,077
      Total Assets                                           $857,667  $831,599


LIABILITIES

Deposits:

  Demand Deposits                                          $   97,158  $ 96,482
  Interest-Bearing Demand Deposits                            161,615   162,016
  Regular and Money Market Savings                            164,612   158,690
  Time Deposits of $100,000 or More                           105,969   106,620
  Other Time Deposits                                         194,156   197,107
      Total Deposits                                          723,510   720,915
Short-Term Borrowings:
 Federal Funds Sold and
    Securities Sold Under Agreements to Repurchase             23,157    20,918
  Other Short-Term Borrowings                                   5,042     3,837
Federal Home Loan Bank Advances                                15,000       ---
Other Liabilities                                              14,538    12,058
      Total Liabilities                                       781,247   757,728

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY


Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (6,905,888 Shares Issued in 1998 and 1997)                    6,906     6,906
Surplus                                                        65,345    65,277
Undivided Profits                                              25,875    22,531
Accumulated Other Comprehensive Income:
  Net Unrealized Gain on Securities Available-for-Sale,
  Net of Tax                                                      762       764
Reserve for Unearned ESOP Shares                                 (300)      ---
Treasury Stock, at Cost (1,156,741 Shares in 1998 and

  1,143,553 in 1997)                                          (22,168)  (21,607)
      Total Shareholders' Equity                               76,420    73,871
      Total Liabilities and Shareholders' Equity             $857,667  $831,599


See Notes to Consolidated Interim Financial Statements.
/TABLE

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Per Share Amounts)(Unaudited)


                                                  Three Months        Six Months
                                                  Ended June 30,      Ended June 30,
                                                  1998      1997      1998      1997
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases          $11,108   $ 9,094   $21,735    $17,794
Interest on Federal Funds Sold                     238       115       363        186
Interest and Dividends on Securities
  Available-for-Sale                             3,764     2,719     7,450      5,480
Interest and Dividends on Securities
  Held-to-Maturity                                 766       668     1,482      1,304
  Total Interest and Dividend Income            15,876    12,596    31,030     24,764
INTEREST EXPENSE
Interest on Deposits:
 Time Deposits of $100,000 or More               1,556     1,169     2,936      2,318
 Other Deposits                                  4,996     3,973     9,991      7,681
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                   306       204       558        372
 Other Short-Term Borrowings                        37        92        66        162
Federal Home Loan Bank Advances                    197       ---       243        ---
  Total Interest Expense                         7,092     5,438    13,794     10,533
NET INTEREST INCOME                              8,784     7,158    17,236     14,231
Provision for Credit Losses                        342       236       684        472
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                              8,442     6,922    16,552     13,759

OTHER INCOME
Income from Fiduciary Activities                   795       663     1,557      1,321
Fees for Other Services to Customers             1,030       834     1,986      1,589
Net Gains on Securities Transactions                 9        65       166         37
Other Operating Income                             169       486       401      1,011
  Total Other Income                             2,003     2,048     4,110      3,958
OTHER EXPENSE
Salaries and Employee Benefits                   3,455     2,969     6,714      5,903
Occupancy Expense of Premises, Net                 434       363       853        741
Furniture and Equipment Expense                    542       474     1,094        953
Other Operating Expense                          1,657     1,218     3,216      2,363
  Total Other Expense                            6,088     5,024    11,877      9,960

INCOME BEFORE PROVISION FOR INCOME TAXES         4,357     3,946     8,785      7,757
Provision for Income Taxes                       1,497     1,428     3,022      2,338
NET INCOME                                     $ 2,860   $ 2,518   $ 5,763    $ 5,419

Average Shares Outstanding:
 Basic                                           6,335     6,451     6,338      6,522
 Diluted                                         6,442     6,528     6,443      6,597

Per Common Share:
Basic Earnings                                 $   .45   $   .39    $  .91     $  .83
Diluted Earnings                               $   .44   $   .38    $  .89     $  .82
Dividends Declared                                 .19       .17       .38        .35
Book Value                                       12.08     11.16     12.08      11.16
Tangible Book Value                               9.97      8.91      9.97       8.91


Per share amounts have been adjusted for the August 1998 ten percent and the November 1997 five percent stock dividend.
See Notes to Consolidated Interim Financial Statements.

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (In Thousands, Except Share and Per Share Amounts) (Unaudited)




                                                                      Accumulated  Unallocated
                                                                            Other     Employee
                                                                          Compre-        Stock
                                  Shares   Common          Undivided      hensive    Ownership  Treasury
                                  Issued    Stock  Surplus   Profits       Income         Plan     Stock   Total
Balance at December 31, 1997   6,905,888   $6,906  $65,277   $22,531         $764         $---  $(21,607)  $73,871
Comprehensive Income,
 Net of Tax:
 Net Income                          ---      ---      ---     5,763          ---          ---       ---     5,763
 Net Unrealized Securities
  Holding Gains Arising During
  the Period,
  Net of Tax (Pre-tax $163)          ---      ---      ---       ---           97          ---       ---        97
 Reclassification Adjustment
  for Net Securities Gains
  Included in Net Income,
  Net of Tax (Pre-tax $166)          ---      ---      ---       ---          (99)         ---       ---       (99)
   Other Comprehensive
   Income (Loss)                                                                                                (2)
     Comprehensive Income                                                                                    5,761

Cash Dividends Declared,
 $.38 per Share                      ---      ---      ---    (2,419)         ---          ---       ---    (2,419)
Acquisition of Common Stock
 by ESOP                             ---      ---      ---       ---          ---         (300)      ---      (300)
Stock Options Exercised
  (5,312 Shares)                     ---      ---       36       ---          ---          ---        38        74
Purchase of Treasury Stock
 (18,500 Shares)                     ---      ---      ---       ---          ---          ---      (599)     (599)
Tax Benefit for Disposition of
 Stock Options                       ---      ---       32       ---          ---          ---       ---        32
Balance at June 30, 1998       6,905,888   $6,906  $65,345   $25,875         $762        $(300)  (22,168)  $76,420


Balance at December 31, 1996   6,577,036   $6,577  $54,569   $26,992         $208         $---  $(14,050)  $74,296

Comprehensive Income,
  Net of Tax:
 Net Income                          ---      ---      ---     5,419          ---          ---       ---     5,419
 Net Unrealized Securities
  Holding Losses Arising
  During the Period,
  Net of Tax (Pre-tax $229)          ---      ---      ---       ---         (136)         ---       ---      (136)
 Reclassification Adjustment
 for Net Securities Gains
 Included in Net
  Income,  Net of Tax
  (Pre-tax $37)                      ---      ---      ---       ---          (22)         ---       ---       (22)
   Other Comprehensive
   Income (Loss)                                                                                              (158)
    Comprehensive Income                                                                                     5,261

Cash Dividends Declared,
 $.35 per Share                      ---      ---      ---    (2,258)         ---          ---       ---    (2,258)
Stock Options Exercised
  (43,335 Shares)                    ---      ---       89       ---          ---          ---       388       477
Purchase of Treasury Stock
 (267,685 Shares)                    ---      ---      ---       ---          ---          ---    (6,300)   (6,300)
Balance at June 30, 1997       6,577,036   $6,577  $54,658   $30,153         $(50)       $ ---  $(19,962)  $71,476


Per share amounts have been adjusted for the August 1998 ten percent and the November 1997 five percent stock dividend.
See Notes to Consolidated Interim Financial Statements.

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)(Unaudited)
                                                                   Six Months
                                                                            Ended June 30,
                                                                 1998       1997
Operating Activities:
Net Income                                                    $ 5,763   $ 5,419
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Credit Losses                                    684       472
   Provision for Other Real Estate Owned Losses                   ---        60
   Depreciation and Amortization                                  913       598
   Gains on the Sale of Securities Available-for-Sale            (174)     (101)
   Losses on the Sale of Securities Available-for-Sale              8        63
   Proceeds from the Sale of Loans                              3,275     1,155
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                      (47)      (28)
   Decrease (Increase) in Deferred Tax Assets                      45       (21)
   Decrease (Increase) in Interest Receivable                     203      (571)
   Increase (Decrease) in Interest Payable                        (69)      (32)
   Decrease (Increase) in Other Assets                           (242)   (2,706)
   Increase (Decrease) in Other Liabilities                     2,548    (1,738)
Net Cash Provided By Operating Activities                      12,907     2,570

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale        23,121    23,996
Proceeds from the Maturities of Securities
 Available-for-Sale                                            58,885    20,175
Purchases of Securities Available-for-Sale                    (93,229)  (49,961)
Proceeds from the Maturities of Securities Held-to-Maturity     2,932     1,073
Purchases of Securities Held-to-Maturity                      (13,804)  (13,978)
Loans Purchased in Branch Transactions                            ---   (44,190)
Net Increase in Loans and Leases                              (31,320)  (25,824)
Fixed Assets Purchased in Branch Transactions                     ---    (1,338)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                           54        93
Purchase of Fixed Assets                                         (595)     (486)
Net Cash (Used In) Provided By Investing Activities           (53,956)  (90,440)

Financing Activities:
Deposits Assumed in Branch Transactions, Net of Premium           ---   127,708
Net Increase in Deposits, Excluding Branch Transactions         2,595     5,048
Net (Decrease) Increase in Short-Term Borrowings                3,444      (483)
Advance on FHLB Borrowings                                     15,000       ---
Purchase of Treasury Stock                                       (599)   (5,822)
Sale of Treasury Stock for Exercise of Stock Options               74       ---
Disqualifying Disposition of ISO Shares                            32       ---
Cash Dividends Paid                                            (2,419)   (2,258)
Net Cash Provided By (Used In) Financing Activities            18,127   124,193
Net Increase (Decrease) in Cash and Cash Equivalents          (22,922)   36,323
Cash and Cash Equivalents at Beginning of Period               46,909    37,497
Total Cash and Cash Equivalents                               $23,987   $73,820

Supplemental Cash Flow Information:
 Interest Paid                                                $13,863   $10,565
 Income Taxes Paid                                                152     3,596
 Transfer of Loans to Other Real Estate Owned                     182       343
 Acquisition of Common Stock by ESOP                              300       ---

See Notes to Consolidated Interim Financial Statements.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS
               FORM 10-Q
             JUNE 30, 1998


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation
(the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997;
the results of operations for the three and six month periods ended June 30, 1998 and 1997; the statements of changes in shareholders' equity for the six month periods ended June 30, 1998 and 1997; and the statements of cash flows for the six month periods ended June 30, 1998 and 1997.  All such adjustments are of a normal recurring nature.  Certain items have been reclassified
to conform to the 1998 presentation.    Share and per share
amounts have been restated to reflect the August 1998 ten percent and the November 1997 five percent stock dividends. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1997.


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


3.  Disclosures about Operating Segments

In June 1997, the FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information."    SFAS No.
131 establishes standards for the way that public business enterprises report information about operating segments. For the Company, the statement will be effective for annual financial statements issued for the year ended December 31, 1998. However, the Company does not have operating segments within the meaning of SFAS No. 131.


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

5.  Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.
6.  Earnings Per Common Share
(In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 1998 and 1997. Average shares outstanding have been restated for the August 1998 ten percent and the November 1997 five percent stock dividends.

                                                      Income       Shares     Per Share
                                                   (Numerator)  (Denominator)   Amount
For the Three Months Ended June 30, 1998:
                                                                          <C.
Basic EPS: Income Available to Common Shareholders   $2,860      6,335       $.45
Dilutive Effect of Stock Options                        ---        107
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $2,860      6,442       $.44

For the Three Months Ended June 30, 1997:
Basic EPS: Income Available to Common Shareholders   $2,518      6,451       $.39
Dilutive Effect of Stock Options                        ---         77
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $2,518      6,528       $.38

For the Six Months Ended June 30, 1998:
Basic EPS: Income Available to Common Shareholders   $5,763      6,338      $ .91
Dilutive Effect of Stock Options                        ---        105
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $5,763      6,443       $.89

For the Six Months Ended June 30, 1997:
Basic EPS: Income Available to Common Shareholders   $5,419      6,522       $.83
Dilutive Effect of Stock Options                        ---         75
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                         $5,419      6,597       $.82


Independent Auditors' Review Report

The Board of Directors and Shareholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow
Financial Corporation and subsidiaries (the "Company") as of June
30, 1998 and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG Peat Marwick LLP
Albany, New York
July 23, 1998

Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             JUNE 30, 1998


Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Company's financial condition and results of operations. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in the section entitled "Quantitative and Qualitative disclosures About Market Risk" are merely hypothetical estimates of future performance or changes in future performance based on simulation models. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

Peer Ratios: Certain ratios are compared with the Company's peer group. Peer data was taken from the Federal Reserve Board's "December 1997 Bank Holding Company Performance Report."
The Company's peer group is comprised of bank holding companies with $500 million to $1 billion in total consolidated assets.

Acquisition of Six Fleet Branches

On June 27, 1997, the Company completed the acquisition of six branches in upstate New York from Fleet Bank of New York
("Branch Acquisition"). The branches are located in the towns of Plattsburgh (2), Lake Luzerne, Port Henry, Ticonderoga and
Warrensburg and became branches of GFNB. GFNB acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches. Total deposit liabilities at the branches assumed by GFNB were approximately $140 million and the total amount of the branch-related loans acquired was approximately $34 million. Under the acquisition agreement, GFNB also acquired from Fleet an additional $10 million of residential real estate loans not related to the branches.

The Company has experienced several benefits from the Branch Acquisition in the past twelve month period. Most significant was the positive impact on earnings per share, because the acquisition was completed without external borrowing or raising additional capital.
The Company further improved its earnings per share record during the period through a stock repurchase program. Other positive impacts of the Branch Acquisition include an improvement in the Company's efficiency ratio (noninterest expense to net interest income and noninterest income), and an increase in the ratio of net income per full time-equivalent employee. The Branch
Acquisition was the principal source of period-to-period changes in the consolidated statements of income as noted in the following discussion.

Share and per share amounts have been restated for the August 1998 10% and the November 1997 5% stock dividends.

OVERVIEW

The Company reported earnings of $2.9 million for the second quarter of 1998 as compared to $2.5 million for the second quarter
of 1997.   Diluted earnings per share were $.45 and $.39 for the two
respective periods. On a year-to-date basis, net income was $5.8 million for the first six months of 1998, as compared to earnings of
$5.4 million for the 1997 period.   Diluted earnings per share for the
six month periods were $.91 and $.83, respectively. Earnings in the 1997 period, however, reflected the favorable settlement of a combined reporting issue with the New York State Department of Taxation and Finance, resulting in a significant reduction in the provision for income taxes for that period, as well as the receipt of an insurance settlement. On a comparable basis, excluding these nonrecurring items and securities transactions, diluted earnings per share for the first six months of 1998 and 1997 were $.88 and $.70, respectively, representing a 25.7% improvement between the respective periods.

<CPATION>
Analysis of Recurring Net Income
(In Thousands, Except Per Share Amounts)
                                       Three Months Ended    Six Months Ended
                                        Jun 1998  Jun 1997  Jun 1998  Jun 1997
Net Income, as Reported                   $2,860    $2,518    $5,763    $5,419
Adjustments, net of Tax:
  Net Securities Transactions                 (5)      (39)      (98)      (22)
  Restructured Loan Transactions             ---      (166)      ---      (166)
  Insurance Settlement                       ---       ---       ---      (163)
  State Income Tax Benefit                   ---       ---                 ---
(464)
Recurring Income                          $2,855    $2,313    $5,665    $4,604
Diluted Earnings Per Share, as Reported   $  .44    $  .38    $  .89    $  .82
Diluted Earnings Per Share, Recurring        .44       .35       .88       .70

"Cash" earnings per share excludes
from net income the amortization,
net of tax, of goodwill associated
with branch acquisitions:

Diluted Earnings Per Share, as Reported   $  .44    $  .38    $  .89     $ .82
Cash Diluted Earnings Per Share           $  .47    $  .38    $  .94     $ .82

The returns on average assets were 1.33% and 1.51% for the second quarter of 1998 and 1997, respectively. The returns on average equity were 15.09% and 14.13% for the second quarter of 1998 and 1997, respectively. Excluding the nonrecurring items, the returns on average assets were 1.33% and 1.39%, and the returns on average equity were 15.07% and 13.12%, for the respective quarters. On a year-to-date basis, the returns on average assets were 1.37% and 1.66% for the first six months of 1998 and 1997, respectively. The returns on average equity were 15.39% and 15.04% for the first six months of 1998 and 1997, respectively. Excluding the nonrecurring items, the returns on average assets were 1.35% and 1.41%, and the returns on average equity were 15.13% and 12.78%, for the respective periods.

Total assets were $857.7 million at June 30, 1998, which represented an increase of $26.1 million, or 3.1%, from December
31, 1997, and an increase of $65.3 million, or 8.2%, above the level at June 30, 1997, immediately after completion of the Branch Acquisition. (The acquisition increased total assets by approximately $140 million) Since the acquisition, the Company has experienced deposit growth of approximately $2.6 million, or 1.9%, at the acquired branches. The Company has experienced more significant growth over the period, in both loans and deposits, at is pre-existing branches.

Shareholders' equity increased $2.5 million to $76.4 million during the first six months of 1998, as net income of $5.8 million was partially offset by cash dividends of $2.4 million and $599 thousand used to reacquire the Company's common stock. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)                                             $ Change   $ Change   % Change   % Change
                                  Jun 1998   Dec 1997   Jun 1997   From Dec   From Jun   From Dec   From Jun
Federal Funds Sold                $    ---   $ 23,000   $ 48,500   $(23,000)  $(48,500)  (100.0)%   (100.0)%
Securities Available for Sale      233,293    221,837    177,243     11,456     56,050      5.2       31.6
Securities Held to Maturity         54,938     44,082     43,720     10,856     11,218     24.6       25.7
Loans, Net of Unearned Income (1)  512,984    485,810    462,396     27,174     50,588      5.6       10.9
Allowance for Loan Losses            6,468      6,191      6,409        277         59      4.5        0.9
Earning Assets (1)                 801,215    774,729    731,859     26,486     69,356      3.4        9.5
Total Assets                       857,667    831,599    792,372     26,068     65,295      3.1        8.2

Demand Deposits                   $ 97,158   $ 96,482   $ 91,583   $    676    $ 5,575      0.7        6.1
Interest-Bearing Demand Deposits   161,615    162,016    152,965       (401)     8,650     (0.2)       5.7
Regular and Money Market Savings   164,612    158,690    169,294      5,922     (4,682)     3.7       (2.8)
Time Deposits of $100,000 or More  105,969    106,620     67,274       (651)    38,695     (0.6)      57.5
Other Time Deposits                194,156    197,107    205,473     (2,951)   (11,317)    (1.5)      (5.5)
Total Deposits                    $723,510   $720,915   $686,589    $ 2,595   $ 36,921      0.4        5.4
Short-Term Borrowings             $ 28,199  $  24,755   $ 22,223    $ 3,444   $  5,976     13.9       26.9
Federal Home Loan Bank  Advances    15,000        ---       ---      15,000     15,000      ---        ---
Shareholders' Equity                76,420     73,871     71,476      2,549      4,944     3.5         6.9
(1) Includes Nonaccrual Loans


Total resources at June 30, 1998 amounted to $857.7 million, an increase of $26.1 million, or 3.1%, from year-end 1997 and an increase of $65.3 million, or 8.2%, from June 30, 1997.

Total loans at June 30, 1998 amounted to $513.0 million, an increase of $27.2 million, or 5.6%, from December 31, 1997, and an increase of $50.6 million, or 10.9%, from June 30, 1997. The increase from June 30, 1997 was primarily attributable growth within the indirect consumer and residential real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $723.5 million at June 30, 1998 increased $2.6 million, or 0.4%, from the December 31, 1997 level. The amount of deposits at June 30, 1998, represented an increase of $36.9 million,
or 5.4%, from June 30, 1997.   The primary area of deposit growth
was municipal time deposits of $100,000 or more.

Shareholders' equity increased $2.5 million to $76.4 million during the first six months of 1998. Net income of $5.8 million was partially offset by cash dividends of $2.4 million, the reacquisition of $599 thousand of the Company's common stock, and an additional acquisition of $300 thousand of common stock in the Company's leveraged ESOP. The Company paid a $.191 cash dividend (as restated) for each of the first two quarters of 1998. The Company recently announced a $.21 cash dividend for the third quarter of 1998 to be paid after distribution of the 10% stock dividend.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters. The Branch Acquisition, completed on June 27, 1997, had very little impact on the average balances for the second quarter of 1997, while fully impacting each of the last four quarters.

Quarterly Average Deposit Balances
(Dollars in Thousands)

                                  Jun 1998        Mar 1998      Dec 1997        Sep 1997      Jun 1997
                                  Amount     %   Amount     %   Amount     %    Amount    %   Amount     %
Demand Deposits                   $  92,590   13 $ 92,584    13 $ 91,309    13 $ 93,907    14 $ 65,976    12
Interest-Bearing Demand Deposits    170,394   23  166,494    23  170,321    24  155,461    22  128,067    23
Regular and Money Market Savings    161,009   22  158,997    22  159,591    22  167,821    24  128,350    23
Time Deposits of $100,000 or More   113,672   15  102,263    14   96,851    13   78,927    11   87,350    16
Other Time Deposits                 193,866   27  195,039    28  191,018    28  201,125    29  147,910    26
Total Deposits                     $731,530  100 $715,377   100 $716,090   100 $697,241   100 $557,653   100

The growth in average deposits from the first quarter of 1998 to the second quarter primarily reflects seasonal placement of municipal deposits in NOW accounts and time deposits of $100,000 or more.
 The increase in the average balance from the second quarter of 1997 to the third quarter of 1997 is primarily attributable to the Branch Acquisition which added approximately $140 million in deposit balances.


Quarterly Cost of Deposits

                                Jun 1998  Mar 1998  Dec 1997  Sep 1997Jun 1997
Demand Deposits                       --- %     --- %     --- %     --- %   --- %
Interest-Bearing Demand Deposits     2.92      2.99      3.16      2.98     3.21
Regular and Money Market Savings     2.71      2.78      2.79      2.87     2.83
Time Deposits of $100,000 or More    5.49      5.47      5.45      5.45     5.37
Other Time Deposits                  5.52      5.57      5.50      5.45     5.54
Total Deposits                       3.59      3.61      3.63      3.54     3.70


The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations.
 The Fed has not changed its discount rate since January 1996.
Partly as a result of the Fed's open market operations, however, the prevailing federal funds rate increased in the first quarter of 1997 by 25 basis points. The Company's cost of deposits increased accordingly. Since that time, both the prevailing federal funds rate and the Company's cost of deposits have remained quite stable.

The Company's average cost of funds did not change significantly after the acquisition of the Fleet branches. Total deposits assumed at the closing of the transaction (at June 27, 1997) were approximately $140 million. Of that amount, interest-bearing demand and savings accounts (including NOW, Super NOW, Money
Market Savings and regular savings) constituted approximately
$66.3 million, with another $56 million in time deposits. After closing, the Company began paying its own rates on the variable rate demand and savings accounts assumed (its rates being slightly higher than Fleet's rates, on average) and continued paying contract rates on time deposits assumed (Fleet's rates for such products being similar to the Company's prevailing rates for time deposits).

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


The following table presents the Company's quarterly average balance by loan type and the relative proportion of each loan type for each of the last five quarters.


Quarterly Average Loan Balances
(Dollars in Thousands)

                              Jun 1998  Mar 1998  Dec 1997  Sep 1997  Jun 1997
                               Amount         %    Amount         %    Amount       %    Amount         %
Amount         %
                                                                                    C>
Commercial and Commercial Real Estate $ 103,805   21 $ 102,983   21 $ 100,604   21  $102,211   22  $ 92,874   23
Residential Real Estate                 162,071   32   151,417   31   147,928   31   142,863   31   129,289   32
Home Equity                              35,331    7    36,593    7    36,601    7    37,100    7    30,399    7
Indirect Consumer Loans                 151,603   30   143,495   29   139,401   29   128,086   27   114,141   28
Direct Consumer Loans                    46,495    9    49,047   10    49,747   10    51,185   11    34,212    8
Credit Card Loans                         7,138    1     7,413    2     7,602    2     7,582    2     7,769    2
Total Loans                            $506,444  100  $490,985  100  $481,883  100  $469,027  100  $408,684  100

On June 27, 1997, the Company acquired approximately $44 million in loan balances in the Branch Acquisition (commercial loans - $10.4 million, direct consumer loans - $16.6 million, home equity loans - $7.1 million and residential real estate loans - $10.1 million).

Since the Branch Acquisition, average loans have increased at a steady pace.  Indirect consumer loans and residential real estate loans demonstrated the most significant changes.  Indirect
consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio, these loans increased from 28% in the second quarter of 1997 to 30% in the second quarter of
1998.   The Company also experienced significant activity in
residential real estate lending, which is expected to continue into the third quarter of 1998.


Quarterly Taxable Equivalent Yield on Loans

                              Jun 1998  Mar 1998  Dec 1997  Sep 1997  Jun 1997
Commercial and Commercial Real Estate   10.24%     9.60%     9.62%     9.56%     9.73%
Residential Real Estate                  8.13      8.34      8.23      8.33      8.40
Home Equity                              9.10      9.07      9.10      9.20      9.23
Indirect Consumer Loans                  8.16      8.17      8.24      8.39      8.35
Direct Consumer Loans                    9.00      9.18      9.18      9.00      9.09
Credit Card Loans                       16.34     16.41     16.07     16.46     16.84
Total Loans                              8.83      8.82      8.81      8.86      8.97

The taxable equivalent yield on the Company's loan portfolio was
essentially unchanged in each of  the past two quarters.   However,
during the second quarter of 1998 the Company received full payment on a large commercial loan on nonaccrual status. Without that payment, the yield on the commercial portfolio for the second quarter would have been 9.52% instead of 10.24%, and the yield on the entire loan portfolio would have been 8.68%, as opposed to 8.83%. Thus, the long-term trend on yields in the Company's loan portfolio, taken as a whole, continues to be downward. Although short-term interest rate trends have been quite stable, there has been a general flattening of the yield curve which has had a negative impact on fixed rate residential real estate loans. Moreover, the Company has experienced (and continues to experience) significant competitive pricing for loan products in its market area.

The following table presents information related to the Company's allowance and provision for credit losses for the past five quarters.
 The provision for credit losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio to average loans for each of the periods presented.


Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                             Jun 1998   Mar 1998    Dec 1997   ep 1997   Jun 1997
Loan Balances:
Period-End Loans                             $512,984   $495,962   $485,810   $476,863   $462,396
Average Loans, Year-to-Date                   498,757    490,985    439,103    424,686    402,149

Allowance for Credit Losses:
Allowance for Credit Losses,
  Beginning of Period                          $6,191    $ 6,191    $ 5,581    $ 5,581    $ 5,581
Allowance Acquired, YTD                           ---        ---        700        700        700
Provision for Credit Losses, Y-T-D                684        342      1,303        972        472
Net Charge-offs, Y-T-D                           (407)      (158)    (1,393)    (1,024)      (344)
Allowance for Credit Losses, End of Period     $6,468    $ 6,375    $ 6,191    $ 6,229    $ 6,409
Nonperforming Assets (Period-end):
Nonaccrual Loans                               $2,367     $3,615     $3,321     $3,034    $ 2,232
Loans Past due 90 or More Days
 and Still Accruing Interest                      360        242        363        296        764
Loans Restructured and in
 Compliance with Modified Terms                   ---        ---        ---        ---        ---
Total Nonperforming Loans                       2,727      3,857      3,684      3,330      2,996
Repossessed Assets                                 31         64        ---        ---        ---
Other Real Estate Owned                           496        386        315        322        370
Total Nonperforming Assets                     $3,254     $4,307     $3,999     $3,652    $ 3,366
Performance Ratios:

Allowance to Nonperforming Loans               237.18%    165.28%    168.05%    187.06%    213.92%
Allowance to Period-End Loans                    1.26       1.29       1.27       1.31       1.39
Provision to Average Loans (annualized)          0.28       0.28       0.30       0.31       0.24
Net Charge-offs to Average Loans (annualized)    0.16       0.13       0.32       0.32       0.17
Nonperforming Assets to Loans,
  OREO & Repossessed Assets                      0.63       0.87       0.82       0.77       0.73


The Company's nonperforming assets at June 30, 1998 amounted to $3.3 million, a decrease of $1.1 million, or 24.5%,  from March 31,
1998.   The decrease was primarily attributable to the cash pay-off from one commercial borrower on a loan that had been on
nonaccrual status for the prior three quarters.   At period-end,
nonperforming assets represented .63% of loans, other real estate and repossessed assets, a decrease of 19 basis points from year-end 1997. At December 31, 1997, this ratio for the Company's peer group was 1.04%.

On an annualized basis, the ratio of the 1998 second quarter net charge-offs to average loans was .20%, and .16% for the annualized
six month period.   This compares favorably to the .32% ratio for the
1997 year.   The provision for credit losses was $342 thousand and
$236 thousand for the second quarter of 1998 and 1997, respectively. The year-to-date provisions were $684 thousand and $472 thousand for the respective periods. The increase in the provisions for both the quarterly and year-to-date comparison relates to the increased size of the loan portfolio between the comparative periods. The provision as a percentage of average loans was .28% for the first six months of 1998, or 12 basis points higher than net charge-offs for the period.

The allowance for credit losses at June 30, 1998 amounted to $6.5 million. The ratio of the allowance to outstanding loans at June 30, 1998, was 1.26%, essentially unchanged from the ratio at December
31, 1997.

CAPITAL RESOURCES

Shareholders' equity was $76.4 million at June 30, 1998, an
increase of $2.5 million, or 3.5%, from December 31, 1997.   Net
income of $5.8 million was partially offset by cash dividends of $2.4 million, the reacquisition of $599 thousand of the Company's common stock, and an additional acquisition of $300 thousand of common stock in the Company's leveraged ESOP.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for credit losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total quarterly average tangible assets without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 1998, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:


Summary of Capital Ratios
                                                   Tier 1      Total
                                               Risk-Based Risk-Based
                                       Leverage   Capital    Capital
                                          Ratio     Ratio      Ratio
Arrow Financial Corporation                7.32%     11.89%    13.13%
Glens Falls National Bank & Trust Co.      7.20      12.27     13.52
Saratoga National Bank & Trust Co.         7.69       9.39     10.52

Regulatory Minimum                         3.00       4.00      8.00
FDICIA's "Well-Capitalized" Standard       5.00       6.00     10.00

All capital ratios for the Company and its subsidiary banks at June
30, 1998 were above minimum capital standards for financial
institutions.   Additionally, all Company and subsidiary banks' capital
ratios at that date were above FDICIA's "well-capitalized" standard.

On July 22, 1998, the Company declared a 10% stock dividend payable on August 24, 1998 and also declared the 1998 third quarter cash dividend of $.21 payable on September 15, 1998 for shares currently held as well as on new shares received as a result of the stock dividend.

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW. The price ranges below represent actual transactions rounded to the nearest 1/8 point. (There may have been sales outside the parameters shown, but management believes that the price ranges fairly represent the trends.) Per share amounts and market prices have been adjusted for the August 1998 ten percent and the November 1997 five percent stock dividend.

Quarterly Stock Prices and Dividends                 Market Price           Cash
(Restated for Stock Dividends)                           (Bid)         Dividends
                                                        High    Low     Declared
1997 1st Quarter                                     $21.250   $20.125      $.173
     2nd Quarter                                      24.000    21.250       .173
     3rd Quarter                                      26.000    22.250       .173
     4th Quarter                                      30.625    26.875       .191

1998 1st Quarter                                     $30.250   $27.000      $.191
     2nd Quarter                                      31.250    27.625       .191

                                                                  1998      1997
Second Quarter Core Diluted Earnings Per Share                    $.44       $.35
Dividend Payout Ratio: (Third quarter dividends as
    a percent of second quarter core diluted earnings per share)  43.41%     49.43%
Book Value Per Share                                             $12.08     $11.16
Tangible Book Value Per Share                                      9.97       8.91

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

Securities available-for-sale represent a primary source of on-balance sheet cash flow. Securities are designated at purchase as available-for-sale. Selection of securities are based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources, such as credit lines with the Federal Home Loan
Bank, and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives.

The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements. Because excess liquidity has a negative impact on earnings, the Company establishes both a high end and a low end on its target range for liquidity ratios. At June 30, 1998, the Company still exceeded the upper limit of this range due to the excess liquidity resulting from the Fleet branch acquisition twelve months earlier. Since that acquisition, the Company has been steadily reinvesting this excess liquidity in market-area loans as opportunities arise.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity, capital resources or results of operations.


RESULTS OF OPERATIONS:   Three Months Ended June 30, 1998 Compared With
                         Three Months Ended June 30, 1997

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

As Reported:                              Jun 1998  Jun 1997    Change % Change
Net Income                                $2,860    $2,518      $342      13.6%
Diluted Earnings Per Share                   .44       .38       .06      15.8
Return on Assets                            1.33%     1.51%     (.18)%   (11.9)
Return on Equity                           15.09%    14.13%      .95%      6.7

Recurring Earnings:
Net Income                                $2,855    $2,313      $542      23.4%
Diluted Earnings Per Share                   .44       .35       .09      25.7
Return on Assets                            1.33%     1.39%     (.06)%    (4.2)
Return on Equity                           15.07%    13.12%     1.95%     14.8


The Company reported earnings of $2.9 million for the second quarter of 1998, an increase of $342 thousand, or 13.6%, over the second quarter of 1997.

As adjusted for nonrecurring items, discussed above in the "Overview" section of this discussion, net income was $2.9 million and $2.3 million for the second quarters of 1998 and 1997, respectively. As thus adjusted, diluted earnings per share were $.44 and $.35 for each respective period. The Branch Acquisition at the end of the second quarter of 1997 had the most significant impact on the period-to-period earnings growth.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                       Jun 1998    Jun 199     Change    % Change
Interest Income                        $16,135     $12,797     $ 3,338     26.1 %
Interest Expense                         7,092       5,438       1,654     30.4
Net Interest Income                    $ 9,043     $ 7,359     $ 1,684     22.9

Average Earning Assets (1)            $810,249    $623,364    $186,885     30.0%
Average Paying Liabilities             682,499     514,243     168,256     32.7
Taxable Equivalent Adjustment              259         201          58     28.9

Yield on Earning Assets (1)               7.99%       8.23%     (0.25)%    (3.0)%
Cost of Paying Liabilities                4.17        4.24      (0.07)     (1.7)
Net Interest Spread                       3.82        3.99      (0.17)     (4.3)
Net Interest Margin                       4.48        4.74      (0.26)     (5.5)
(1) Includes Nonaccrual Loans


The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 26 basis points from the second quarter of 1997 to the second quarter of 1998.

Net interest income for the second quarter of 1997 did not reflect the operations acquired in the Branch Acquisition completed on June
27, 1997, whereas net income from the 1998 period did. As previously mentioned, the Company acquired approximately $140 million of deposits in the Branch Acquisition, but only $44 million in loans. The Company received cash from the seller, Fleet Bank, equal to the difference, less an agreed-upon premium on the deposits and the value of other assets acquired (e.g., real and personal property at the branches).

Initially, the Company invested the surplus cash received in securities and federal funds, with a view to reinvesting these amounts in higher-yielding market area loans as opportunities allowed.  At March 31, 1997, prior to the Branch Acquisition, the
Company's loan to deposit ratio was approximately 73%.   At June
30, 1997, shortly after the acquisition, the loan to deposit ratio was 67%. By June 30, 1998, the loan to deposit ratio had risen to 71%. Although the Branch Acquisition has had a negative impact on the Company's net interest margin, due to the increase in average earning assets between the two periods (an increase of $187 million) net interest income increased $1.7 million from the second quarter of 1997 to the second quarter of 1998.

The provision for credit losses was $342 thousand and $236 thousand for the quarters ended June 30, 1998 and 1997, respectively. The provision for credit losses was discussed previously under the heading "Summary of the Allowance and Provision for Credit Losses."

Other Income


Summary of Other Income
(Dollars in Thousands)
                                               Jun 1998 Jun 1997 $ Change  % Change
Income From Fiduciary Activities               $   795   $   663     $ 132       19.9%
Fees for Other Services to Customers             1,030       834       196       23.5
Net Gains (Losses) on Securities Transactions        9        65       (56)     (86.2)
Other Operating Income                             169       486      (317)     (65.2)
  Total Other Income                            $2,003    $2,048     $(153)      (2.2)
Without Regard to Nonrecurring Items:
Other Operating Income                         $   169   $   230     $ (61)     (26.5)
Total Other Income                               1,994     1,727       267       15.5



Other (i.e. noninterest) income for the second quarter of 1997 included $256 thousand of nonrecurring other operating income
relating to the former Vermont operations.   Other income, on a
recurring basis, increased $211 thousand, or 11.8%, from the second quarter of 1997 to the second quarter of 1998.

Trust income increased $132 thousand, or 19.9%, between the two comparative quarters. The Company did not acquire any trust business in the Branch Acquisition, but the newly-acquired branches did expand the market area for the Company's trust and investment division.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.0 million for the second quarter of 1998, an increase of $196 thousand, or 23.5%, from the 1997
quarter.   The increase was primarily attributable to service charges on the deposits assumed in the Branch Acquisition.

Other operating income, on a recurring basis (primarily third party credit card servicing income and gains on the sale of loans and other assets), amounted to $169 thousand, a decrease of $61
thousand, or 26.5%, from the second quarter of 1997.   This area of
other income was not significantly impacted by the Branch Acquisition, and the period-to-period decrease was attributable to normal fluctuations in this type of income.

During the second quarter of 1998, the Company recognized $9 thousand in net gains on the sale of $8.0 million of securities from the available-for-sale portfolio. The securities were sold mainly to extend the average maturity on the portfolio. During the second quarter of 1997 the Company recognized a net gain of $65 thousand on the sale of $13.0 million of securities from its available-for-sale portfolio.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                          Jun 1998  Jun 1997   $ Change   % Change
Salaries and Employee Benefits             $3,455    $2,969    $  486       16.4%
Occupancy Expense of Premises, Net            434       363        71       19.6
Furniture and Equipment Expense               542       474        68       14.3
Other Operating Expense                     1,657     1,218       439       36.0
 Total Other Expense                       $6,088    $5,024    $1,064       21.2

Efficiency Ratio                            55.15%    55.29%     (.14)%      (.3)%

Other (i.e. noninterest) expense increased $1.1 million, or 21.2%, from the second quarter of 1997 to the second quarter of 1998. The increase was almost entirely attributable to the Branch Acquisition, which, measured by total assets, increased the size of the Company by 21.4% at the closing of the transaction, June 27, 1997. In spite of the increased operating expenses, including amortization of goodwill associated with the Branch Acquisition, the Company's efficiency ratio improved slightly (a ratio where smaller is better) between the two periods. The efficiency ratio, which is the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), is a standard measure of a financial institution's operating efficiency. For the year ended December 31, 1997, the ratio for the Company's peer group was 61.63%, approximately 6.4% higher than the Company's ratio for the year.

Salaries and employee benefits expense increased $486 thousand, or 16.4%, from the second quarter of 1997 to the second quarter of 1998. The Company retained all 34 former Fleet employees associated with the Branch Acquisition. The increase also reflects normal salary increases.

Increases in occupancy expense of premises and furniture and fixture expense (19.3% and 14.3%, respectively) were primarily attributable to the Branch Acquisition.

Other operating expense increased $439 thousand, or 36.0%, from the second quarter of 1997 to the second quarter of 1998. An increase in the amortization of goodwill of $226 thousand represented 51.4% of the total increase. Otherwise, the increase in other operating expense would have been 17.7%, similar to, but somewhat higher than, the other cost increases triggered by the Branch Acquisition, but still well below the 21.4% increase in total assets.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                         Jun 1998  Jun 1997    Change   % Change
Provision for Income Taxes               $1,497    $1,428        $69      4.8%
Effective Tax Rate                        34.37%    36.19%     (1.81)%   (5.0)

The provision for federal and state income taxes amounted to $1.5 million and $1.4 million for the second quarter of 1998 and 1997, respectively. The decrease in the effective tax rate from the 1997 period to the 1998 period is primarily attributable to a reduction in state income taxes and an increase in tax exempt income.



RESULTS OF OPERATIONS:   Six Months Ended June 30, 1998 Compared With
                         Six Months Ended June 30, 1997

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

As Reported:                              Jun 1998  Jun 1997    Change  % Change
Net Income                                 $5,763    $5,419   $   344       6.3%
Diluted Earnings Per Share                    .89       .82       .07       8.5
Return on Assets                             1.37%     1.66%     (.29)%   (17.3)
Return on Equity                            15.39%    15.04%      .35%      2.3

Recurring Earnings:
Net Income                                 $5,665    $4,604     $1,061     23.0%
Diluted Earnings Per Share                    .88       .70        .18     25.7
Return on Assets                             1.35%     1.41%      (.06)%   (4.4)
Return on Equity                            15.13%    12.78%      2.35%    18.4

The Company's net income was $5.8 million for the first six months of 1998, compared to earnings of $5.4 million for the first six months of 1997. Diluted earnings per share were $.89 and $.82 for the two respective periods. Adjusting for the nonrecurring events in both periods, as discussed above in the "Overview" section, net income for the first half of 1998 increased $1.1 million, or 23.0%, from the first half of 1997. The Branch Acquisition was the most significant factor in the period-to-period increase in recurring net income.

The period-to-period change for the first six months of 1998 as compared to the first six months of 1997 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Jun 1998  Jun 1997   Change   % Change
Interest Income                           $31,546   $25,146    $ 6,400      25.5%
Interest Expense                           13,794    10,533      3,261      31.0
Net Interest Income                       $17,752   $14,613    $ 3,139      21.5

Average Earning Assets (1)               $792,896  $616,349   $176,547      28.6%
Average Paying Liabilities                666,618   507,269    159,349      31.4
Taxable Equivalent Adjustment                 516       382       134       35.1

Yield on Earning Assets (1)                  8.02%     8.23%    (0.20)%     (2.5)%
Cost of Paying Liabilities                   4.17      4.19     (0.02)      (0.3)
Net Interest Spread                          3.85      4.04     (0.19)      (4.7)
Net Interest Margin                          4.51      4.78     (0.27)      (5.6)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 27 basis points from the first six months of 1997 to the first six months of 1998.

Net interest income for the 1997 period does not include the effects
of the Branch Acquisition on June 27, 1997.   As previously
mentioned, the Company acquired approximately $140 million in deposits in the Branch Acquisition, but only $44 million in loans. The Company received cash from the seller, Fleet Bank, equal to the difference, less an agreed-upon premium on the deposits and the value of other assets acquired (e.g., real and personal property at the branches).

Initially, the Company invested the surplus cash received in securities and federal funds, with a view to reinvesting these amounts in higher-yielding market area loans as opportunities allowed.  At March 31, 1997, prior to the Branch Acquisition, the
Company's loan to deposit ratio was approximately 73%.   At June
30, 1997, shortly after the acquisition, the loan to deposit ratio was 67%. By June 30, 1998, the loan to deposit ratio had risen to 71%.

The temporary consequence of placing a greater portion of the newly-acquired earning assets in lower yielding federal funds and securities (the short-term consequence of the Branch Acquisition) was a decrease in the Company's net interest margin, which decreased 27 basis points from June 30, 1997 to June 30, 1998. However, due to the increase in average earning assets between the two periods (an increase of $177 million) net interest income increased $3.1 million from the six month period in 1997 to the 1998 period.

The provision for credit losses was $684 thousand and $472 thousand for the respective 1998 and 1997 six month periods. The provision for credit losses was discussed previously under the heading "Summary of the Allowance and Provision for Credit
Losses."

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Jun 1998  Jun 1997  $ Change   % Change
Income From Fiduciary Activities           $1,557  $  1,321    $  236      17.9%
Fees for Other Services to Customers        1,986     1,589       397      25.0
Net Gains on Securities Transactions          166        37       129     348.6
Other Operating Income                        401     1,011      (610)    (60.3)
 Total Other Income                        $4,110    $3,958     $ 152       3.8

Without Regard to the Nonrecurring Items:
Other Operating Income                    $   401   $   480     $ (79)    (16.5)
Total Other Income                          3,944     3,390       554      19.9

Other (i.e. noninterest) income for the first six months of 1997 included $531 thousand of nonrecurring other operating income
relating to the former Vermont operations.   Other income, on a
recurring basis, increased $554 thousand, or 19.9%, from the first six months of 1997 to the first six months of 1998.

Trust income increased $236 thousand, or 17.9%, between the two comparative periods. The Company did not acquire any trust business in the Branch Acquisition, but the newly-acquired branches did provide the Company with an expanded customer base for its offerings of trust and investment services.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $2.0 million for the first half of 1998, an
increase of $397 thousand, or 25.0%, from the 1997 period.   The
increase was primarily attributable to service charges on the deposits assumed in the Branch Acquisition.

Other operating income, on a recurring basis (primarily third party credit card servicing income and gains on the sale of loans and other assets), amounted to $401 thousand for the first six months of 1998, a decrease of $79 thousand, or 16.5%, from the first six
months of 1997.   This area of other income was not significantly
impacted by the Branch Acquisition, and the period-to-period decrease was attributable to the fluctuating nature of this type of income.

During the first six months 1998, the Company recognized $166 thousand in net gains on the sale of $23.1 million of securities from
the available-for-sale portfolio.    The securities were sold for the
main purpose of extending the average maturity on the portfolio. During the 1997 period, the Company recognized a net gain of $37 thousand on the sale of $24.0 million of securities from the portfolio of securities classified as available-for-sale.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Jun 1998  Jun 1997  $ Change   % Change
Salaries and Employee Benefits           $  6,714    $5,903  $    811      13.7%
Occupancy Expense of Premises, Net            853       741       112      15.1
Furniture and Equipment Expense             1,094       953       141      14.8
Other Operating Expense                     3,216     2,363       853      36.1
 Total Other Expense                      $11,877    $9,960   $ 1,917      19.2

Efficiency Ratio                            54.74%    55.32%    (.58)%     (1.1)%

Other (i.e. noninterest) expense increased $1.9 million, or 19.2%, for the first six months of 1998 compared with the first six months of 1997. The increase was almost entirely attributable to the Branch Acquisition, which, measured by total assets, increased the size of the Company by 21.4% at the closing of the transaction, June 27, 1997. In spite of the increased operating expenses, including amortization of goodwill associated with the Branch Acquisition, the Company's efficiency ratio improved (a ratio where smaller is better) between the two periods. The efficiency ratio, which is the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), and is a standard measure of a financial institution's operating efficiency. For the year ended December 31, 1997, the ratio for the Company's peer group was 61.63%, approximately
6.4% higher than the Company's ratio for that year.

Salaries and employee benefits expense increased $811 thousand, or 13.7%, from the 1997 year-to-date period to the 1998 period primarily because of the increase salary expense associated with the Branch Acquisition. The Company retained all 34 former Fleet Bank employees working at the acquired branches. The increase also reflects normal salary increases.

Increases in occupancy expense of premises and furniture and fixture expense (15.1% and 14.8%, respectively) were primarily attributable to the Branch Acquisition.

Other operating expense increased $853 thousand, or 36.1%, from the first six months of 1997 to the first six months of 1998. An increase in the amortization of goodwill of $452 thousand represented 52.9% of the total increase. Excluding the additional goodwill charge, the increase in other operating expense would have been 17.2%, similar to, but somewhat higher than, the other cost increases triggered by the Branch Acquisition, but still well below the 21.4% increase in total assets.

Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                          Jun 1998      Jun 1997    $ Change   % Change
Provision for Income Taxes                 $3,022        $2,338      $684       29.3%
Effective Tax Rate                          34.40%       30.14%      4.26%       14.1
Effective Tax Rate, without NYS Settlement  34.40%       36.12%     (1.72)%      (4.8)

The provisions for federal and state income taxes amounted to $3.0 million and $2.3 million for the first six months of 1998 and 1997,
respectively.    During the first quarter of 1997, the Company
reached a favorable settlement with the New York Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first six months of 1997. As adjusted for this settlement, the effective tax rates for the first half of 1998 and 1997 were 34.40% and 36.12%, respectively.
The decrease in the effective tax rate from the 1997 period to the 1998 period is primarily attributable to a reduction in state income taxes and an increase in tax exempt income.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed.

The hypothetical estimates generated by the anlaysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and other speculative assumptions. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.
Furthermore, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.


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

Item 5.  Other Information  -  None

Item 6.   Exhibits and Reports on Form 8-K
     - Exhibit 27 Selected  Financial Data


               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant

Date:    August 7, 1998             s/Thomas L. Hoy
                                    Thomas L. Hoy, President and
                                    Chief Executive Officer

Date:    August 7, 1998             s/John J. Murphy
                                    John J. Murphy, Executive Vice
                                    President, Treasurer and CFO
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)