Form 10-Q
period 1998-09-30
ARROW FINANCIAL CORP
filed 1998-11-12
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C.

                  FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended September 30, 1998



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

Registrant's telephone number, including area code:
  (518)745-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class                       Outstanding as of October 31, 1998
Common Stock, par value
$1.00 per share                             6,242,984





                                   INDEX


PART I    FINANCIAL INFORMATION                                       Page No.

Item 1.   Consolidated Balance Sheets as of September 30, 1998
            and December 31, 1997                                            3

          Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 1998 and 1997          4

          Consolidated Statements of Changes in Shareholders' Equity for the
           Nine Months Ended September 30, 1998 and 1997                     5

          Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1998 and 1997                     6

          Notes to Consolidated Interim Financial Statements                 7

          Independent Auditors' Review Report                                8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        21

PART II   OTHER INFORMATION                                                 22


SIGNATURES                                                                  22


                      PART I  - FINANCIAL CONDITION

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)


                                                              9/30/98  12/31/97
ASSETS
Cash and Due from Banks                                      $ 23,593  $ 23,909
Federal Funds Sold                                                ---    23,000
  Cash and Cash Equivalents                                    23,593    46,909

Securities Available-for-Sale                                 224,331   221,837
Securities Held-to-Maturity:  (Approximate Fair Value of

  $64,712 in 1998 and $45,562 in 1997)                         62,338    44,802


Loans and Leases                                              527,286   485,810
  Less:  Allowance for Credit Losses                           (6,648)   (6,191)
     Net Loans and Leases                                     520,638   479,619


Premises and Equipment, Net                                    10,973    10,760
Other Real Estate Owned                                           619       315
Other Assets                                                   26,507    28,077
      Total Assets                                           $868,999  $831,599


LIABILITIES

Deposits:

  Demand                                                    $  95,599  $ 96,482
  Interest-Bearing Demand Deposits                            178,043   162,016
  Regular and Money Market Savings                            163,749   158,690
  Time Deposits of $100,000 or More                            96,193   106,620
  Other Time Deposits                                         197,240   197,107
      Total Deposits                                          730,824   720,915
Short-Term Borrowings:
  Federal Funds Purchased and Securities Sold Under

    Agreements to Repurchase                                   26,216    20,918
  Other Short-Term Borrowings                                   3,496     3,837
  Federal Home Loan Bank Advances                              15,000       ---
Other Liabilities                                              15,906    12,058
      Total Liabilities                                       791,442   757,728


SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (7,596,477 Shares Issued in 1998 and 6,905,888 in 1997)       7,596     6,906
Surplus                                                        87,221    65,277
Undivided Profits                                               4,929    22,531
Accumulated Other Comprehensive Income:
  Net Unrealized Gain on Securities Available-for-Sale,
  Net of Tax                                                    1,899       764
Reserve for Unearned ESOP Shares (52,100 Shares in 1998)       (1,500)      ---
Treasury Stock, at Cost (1,286,393 Shares in 1998 and
  1,143,553 in 1997)                                          (22,588)  (21,607)
      Total Shareholders' Equity                               77,557    73,871
      Total Liabilities and Shareholders' Equity             $868,999  $831,599




See notes to consolidated interim financial statements.



               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
        (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


                                                   Three Months     Nine Months
                                                  Ended Sept 30,     Ended Sept 30,
                                                      1998   1997    1998  1997
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases           $11,112   $10,473    $32,847   $28,267
Interest on Federal Funds Sold                      128       411        491       597
Interest and Dividends on Securities
  Available-for-Sale                              3,702     3,267     11,152     8,748
Interest and Dividends on Securities
  Held-to-Maturity                                  854       680      2,336     1,983
  Total Interest and Dividend Income             15,796    14,831     46,826    39,595
INTEREST EXPENSE
Interest on Deposits:
 Time Deposits of $100,000 or More                1,596     1,084      4,532     3,402
 Other Deposits                                   5,024     5,129     15,015    12,810
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase                    308       210        868       582
 Other Short-Term Borrowings                         37        81        103       243
Federal Home Loan Bank Advances                      199       ---        442       ---
      Total Interest Expense                      7,164     6,504     20,958    17,037
NET INTEREST INCOME                               8,632     8,327     25,868    22,558
Provision for Credit Losses                         342       500      1,026       972

NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES                               8,290     7,827     24,842    21,586

OTHER INCOME
Income from Fiduciary Activities                    748       686      2,305     2,007
Fees for Other Services to Customers              1,195     1,122      3,181     2,712
Net Gains on Securities Transactions                ---       ---        166        37
Other Operating Income                              263       413        661     1,422
  Total Other Income                              2,206     2,221      6,313     6,178
OTHER EXPENSE
Salaries and Employee Benefits                    3,607     3,309     10,322     9,212
Occupancy Expense of Premises, Net                  424       432      1,276     1,173
Furniture and Equipment Expense                     542       461      1,636     1,414
Other Operating Expense                           1,729     1,627      4,942     3,989
  Total Other Expense                             6,302     5,829     18,176    15,788

INCOME BEFORE PROVISION FOR INCOME TAXES          4,194     4,219     12,979    11,976
Provision for Income Taxes                        1,288     1,451      4,310     3,789
NET INCOME                                      $ 2,906   $ 2,768    $ 8,669   $ 8,187

Average Shares Outstanding
 Basic                                            6,295     6,346      6,323     6,463
 Diluted                                          6,397     6,427      6,428     6,540

Per Common Share:
Basic Earnings                                  $   .46    $  .44     $ 1.37    $ 1.27
Diluted Earnings                                $   .45    $  .43     $ 1.35    $ 1.25
Dividends Declared                                  .21       .17        .59       .52
Book Value                                        12.39     11.40      12.39     11.40
Tangible Book Value                               10.28      9.21      10.28      9.21






Per share amounts have been restated for the August 1998 ten percent stock dividend.
See notes to consolidated interim financial statements.


                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
      (In Thousands, Except Share and Per Share Amounts) (Unaudited)




                                                                                    Accumulated    Unallocated
                                                                                          Other       Employee
                                                                                         Compre-         Stock
                                              Shares    Common           Undivided       hensive     Ownership   Treasury
                                              Issued     Stock  Surplus    Profits        Income          Plan       Stock   Total
Balance at December 31, 1996                 6,577,036   $6,577  $54,569   $26,992      $208         $---        $(14,050)  $74,296
Comprehensive Income, Net of Tax:
 Net Income                                        ---      ---      ---     8,187       ---          ---             ---     8,187
 Net Unrealized Securities Holding
   Losses Arising During the Period,
   Net of Tax (Pre-tax $917)                       ---      ---      ---       ---       550          ---             ---       550
 Reclassification Adjustment for Net
   Securities Gains Included in Net
   Income,  Net of Tax (Pre-tax $37)               ---      ---      ---       ---       (22)         ---             ---       (22)
   Other Comprehensive Income (Loss)                                                                                            528
     Comprehensive Income                                                                                                     8,715


Cash Dividends Declared,
 $.52 per Share                                    ---      ---      ---    (3,356)      ---          ---             ---    (3,356)
Stock Options Exercised
   (44,668 Shares)                                 ---      ---       89       ---       ---          ---             388       477
Purchase of Treasury Stock
 (367,218 Shares)                                  ---      ---      ---       ---       ---          ---          (7,957)   (7,957)
Balance at September 30, 1997                6,577,036   $6,577   $54,658  $31,823      $736        $ ---        $(21,619)  $72,175


Balance at December 31, 1997                 6,905,888   $6,906   $65,277  $22,531      $764         $---        $(21,607)  $73,871

Comprehensive Income, Net of Tax:
 Net Income                                        ---      ---       ---    8,669       ---          ---             ---     8,669
 Net Unrealized Securities Holding
  Gains Arising During the Period,
  Net of Tax (Pre-tax $2,057)                      ---      ---       ---      ---     1,234          ---             ---     1,234
 Reclassification Adjustment for Net
  Securities Gains Included in Net
  Income,  Net of Tax (Pre-tax $166)               ---      ---       ---      ---       (99)         ---             ---       (99)
   Other Comprehensive Income (Loss)                                                                                          1,135
    Comprehensive Income                                                                                                      9,804

10% Stock Dividend                             690,589      690    21,840  (22,530)      ---          ---             ---       ---
Cash Dividends Declared,
 $.59 per Share                                    ---      ---       ---   (3,741)      ---          ---             ---    (3,741)
Acquisition of Common Stock by ESOP,
 (52,100 Shares)                                   ---      ---       ---      ---       ---       (1,500)            ---    (1,500)
Stock Options Exercised
  (8,865 Shares)                                   ---      ---        62      ---       ---          ---              58       120
Purchase of Treasury Stock
 (37,350 Shares)                                   ---      ---       ---      ---       ---          ---          (1,039)   (1,039)
Tax Benefit for Disposition of
 Stock Options                                     ---      ---        42      ---       ---          ---             ---        42
Balance at September 30, 1998                7,596,477   $7,596   $87,221   $4,929    $1,899      $(1,500)       $(22,588)  $77,557





Per share amounts have been adjusted for the August 1998 ten percent stock dividend.
See notes to consolidated interim financial statements.

                ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)(Unaudited)
                                                           Nine Months
                                                            Ended Sept 30,
                                                                1998      1997
Operating Activities:
Net Income                                                    $ 8,669   $ 8,187
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Credit Losses                                  1,026       972
   Depreciation and Amortization                                1,068       958
   Gains on the Sale of Securities Available-for-Sale            (174)     (101)
   Losses on the Sale of Securities Available-for-Sale              8        64
   Proceeds from the Sale of Loans                              3,489     1,897
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                      (52)     (129)
   Decrease (Increase) in Deferred Tax Assets                   1,460       797
   Decrease (Increase) in Interest Receivable                     126      (354)
   Increase (Decrease) in Interest Payable                        262       353
   Decrease (Increase) in Other Assets                         (1,530)   (2,210)
   Increase (Decrease) in Other Liabilities                     3,586    (2,153)
Net Cash Provided By Operating Activities                      17,938     8,281

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale        23,121    23,996
Proceeds from the Maturities of Securities
 Available-for-Sale                                           124,603    22,180
Purchases of Securities Available-for-Sale                   (147,723)  (75,661)
Proceeds from the Maturities of Securities Held-to-Maturity     4,311     1,766
Purchases of Securities Held-to-Maturity                      (22,594)  (14,801)
Loans Purchased in Branch Transactions                            ---   (44,190)
Net Increase in Loans and Leases                              (47,500)  (41,645)
Fixed Assets Purchased in Branch Transactions                     ---    (1,338)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                          302       243
Purchase of Fixed Assets                                       (1,023)     (795)
Net Cash Used In Investing Activities                         (66,503) (130,245)

Financing Activities:
Deposits Assumed in Branch Transactions, Net of Premium           ---   127,708
Net Increase in Deposits, Excluding Branch Transactions         9,909    24,637
Net Increase in Short-Term Borrowings                           4,957     6,874
Advances on FHLB Borrowings                                    15,000       ---
Purchase of Treasury Stock                                     (1,039)   (7,479)
Sale of Treasury Stock for Exercise of Stock Options              121       ---
Disqualifying Disposition of ISO Shares                            42       ---
Cash Dividends Paid                                            (3,741)   (3,356)
Net Cash Provided By Financing Activities                      25,249   148,384
Net (Decrease) Increase in Cash and Cash Equivalents          (23,316)   26,420
Cash and Cash Equivalents at Beginning of Period               46,909    37,497
Total Cash and Cash Equivalents                              $ 23,593  $ 63,917

Supplemental Cash Flow Information:
 Interest Paid                                                $20,697   $16,684
 Income Taxes Paid                                                152     5,146
 Transfer of Loans to Other Real Estate Owned                     484       283
 Acquisition of Common Stock by ESOP                            1,500       ---

See notes to consolidated interim financial statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS
               FORM 10-Q
           SEPTEMBER 30, 1998


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997; the results of operations for the three and nine month periods ended September 30, 1998 and 1997; the statements of changes in shareholders' equity for the nine month periods ended September 30, 1998 and 1997; and the statements of cash flows for the nine month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the
1998 presentation.    Share and per share amounts have been
restated to reflect the August 1998 ten percent stock dividend. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1997.


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

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 1998 and 1997. Average shares outstanding have been restated for the August 1998 ten percent stock dividend.

                                                     Income      Shares        Per Share
                                                   (Numerator)  (Denominator)    Amount
For the Three Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders     $2,906       6,295       $ .46
Dilutive Effect of Stock Options                          ---         102
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                           $2,906       6,397       $ .45

For the Three Months Ended September 30, 1997:
Basic EPS: Income Available to Common Shareholders     $2,768       6,346       $ .44
Dilutive Effect of Stock Options                          ---          81
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                           $2,768       6,427       $ .43

For the Nine Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders     $8,669       6,323       $1.37
Dilutive Effect of Stock Options                          ---         105
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                           $8,669       6,428       $1.35

For the Nine Months Ended September 30, 1997:
Basic EPS: Income Available to Common Shareholders     $8,187       6,463       $1.27
Dilutive Effect of Stock Options                          ---          77
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                           $8,187       6,540       $1.25

Independent Auditors' Review Report
The Board of Directors and Shareholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of September 30, 1998, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG Peat Marwick LLP
Albany, New York
October 21, 1998
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           SEPTEMBER 30, 1998


Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains forward-looking statements that are based on management's beliefs, certain assumptions made by management and current expectations, estimates and projections about the Company's future financial condition and results of operations.
Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in the section entitled "Quantitative and Qualitative Disclosures About Market Risk" are merely hypothetical estimates of future performance or changes in future performance based on simulation models. Other forward-looking statements, such as those in the section below dealing with the Company's program to deal with the so-called "Year 2000" problem, involve speculation about a broad range of factors many of which are beyond the Company's control or its ability to evaluate with any degree of precision. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

Peer Ratios: Certain ratios are compared with the Company's peer group. Peer data was taken from the Federal Reserve Board's
"December 1997 Bank Holding Company Performance Report."
The Company's peer group is comprised of bank holding companies with $500 million to $1 billion in total consolidated assets.

This Quarterly Report should be read in conjunction with the Company's Annual Report filed on Form 10-K for December 31,
1997. Per share amounts have been restated for the August 24, 1998 ten percent stock dividend declared July 23, 1998.

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

The Company has experienced several benefits from the Branch Acquisition in the past fifteen month period. Most significant was the positive impact on earnings per share, because the acquisition was completed without external borrowing or raising additional capital. The Company further improved its earnings per share record in 1997 and 1998 through a stock repurchase program.
Other positive results of the Branch Acquisition include an improvement in the Company's efficiency ratio (noninterest expense to net interest income and noninterest income), and an increase in the ratio of net income per full time-equivalent employee. The Branch Acquisition was the principal cause of the differences between the consolidated statements of income for the 1997 and 1998 none-month periods, as noted in the following discussion.


Stock Repurchase Program

During 1998, the Company continued to repurchase shares of the Company's common stock under a $20 million repurchase program authorized by the board of directors in 1996. As of September 30, 1998, approximately $2.2 million was available for future repurchases.

OVERVIEW

The Company reported earnings of $2.9 million for the third quarter of 1998 as compared to $2.8 million for the third quarter of 1997.
 Diluted earnings per share were $.45 and $.43 for the two
respective periods. On a year-to-date basis, net income was $8.7 million for the first nine months of 1998, as compared to earnings
of $8.2 million for the 1997 period.   Diluted earnings per share for
the nine month periods were $1.35 and $1.25, respectively.
Earnings in the 1997 period, however, reflected the favorable settlement of a combined reporting issue with the New York State Department of Taxation and Finance, resulting in a significant reduction in the provision for income taxes for that period, as well as the receipt of an insurance settlement. On a comparable basis, excluding nonrecurring items and securities transactions for both periods, diluted earnings per share for the first nine months of 1998 and 1997 were $1.33 and $1.12, respectively, representing a 18.8% improvement between the respective periods.

The following table presents the adjustments necessary to arrive at the recurring net income of the Company.

Analysis of Recurring Net Income
(In Thousands, Except Per Share Amounts)
                                       Three Months Ended   Nine Months Ended
                                        Sep 1998  Sep 1997  Sep 1998  Sep 1997
Net Income, as Reported                   $2,906    $2,768    $8,669   $ 8,187
Adjustments, net of Tax:
  OREO Transactions                          ---       (67)      ---       (70)
  Net Securities Transactions                ---       ---       (98)      (22)
Restructured Loan Transactions               ---       ---       ---      (166)
  Insurance Settlement                       ---       ---       ---      (163)
  State Income Tax Benefit                   ---       ---       ---      (464)
Recurring Income                          $2,906    $2,701   $ 8,571    $7,302
Diluted Earnings Per Share, as Reported   $  .45    $  .43   $  1.35    $ 1.25
Diluted Earnings Per Share, Recurring        .45       .42      1.33      1.12

"Cash" earnings per share excludes
 from net income the amortization,
net of tax, of goodwill associated
with branch acquisitions:

Diluted Earnings Per Share, as Reported   $  .45    $  .43   $  1.35   $  1.25
Cash Diluted Earnings Per Share           $  .48    $  .45   $  1.41   $  1.27

The returns on average assets were 1.31% and 1.36% for the third quarter of 1998 and 1997, respectively. The returns on average equity were 15.02% and 15.38% for the third quarter of 1998 and 1997, respectively. Excluding the nonrecurring items, the returns on average assets were 1.31% and 1.36%, and the returns on average equity were 15.02% and 15.20%, for the respective quarters. On a year-to-date basis, the returns on average assets were 1.35% and 1.54% for the first nine months of 1998 and 1997, respectively. The returns on average equity were 15.30% and 15.15% for the first nine months of 1998 and 1997, respectively. Excluding the nonrecurring items, the returns on average assets were 1.33% and 1.22%, and the returns on average equity were 15.10% and 13.63%, for the respective periods.

Total assets were $869.0 million at September 30, 1998, which represented an increase of $37.4 million, or 4.5%, from December
31, 1997, and an increase of $49.0 million, or 6.0%, above the
level at September 30, 1997.   In the fifteen month period following
the Branch Acquisition, the Company experienced deposit growth of approximately $6.3 million, or 4.5%, at the acquired branches. Although the Company experienced even greater growth over the period, in both loans and deposits, at pre-existing branches.

Shareholders' equity increased $3.7 million to $77.6 million during the first nine months of 1998, as net income of $8.7 million and unrealized net securities gains were partially offset by cash dividends of $3.7 million, $1.0 million used to reacquire the Company's common stock and a $1.5 million loan to the Company's ESOP for purchase of the Company's stock. Shares purchased by the ESOP are treated as treasury stock until allocated to individual participants in the plan. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)
                                                                   $ Change   $ Change   % Change   % Change
Selected Period-End Balances:     Sep 1998   Dec 1997   Sep 1997   From Dec   From Sep   From Dec   From Sep
Federal Funds Sold                $    ---   $ 23,000   $ 34,000  $ (23,000)  $(34,000)   (100.0)%  (100.0)%
Securities Available for Sale      224,331    221,837    202,089      2,494     22,242       1.1      11.0
Securities Held to Maturity         62,338     44,082     43,990     18,256     18,348      41.4      41.7
Loans, Net of Unearned Income (1)  527,286    485,810    476,863     41,476     50,422       8.5      10.6
Allowance for Loan Losses            6,648      6,191      6,299        457        419       7.4       6.7
Earning Assets (1)                 812,955    774,729    756,943     38,226     57,012       5.1       7.5
Total Assets                       868,999    831,599    819,988     37,400     49,011       4.5       6.0

Demand Deposits                   $ 95,599   $ 96,482   $ 90,103   $   (883)   $ 5,496      (0.9)           6.1
Interest-Bearing Demand Deposits   178,043    162,016    172,958     16,027      5,085       9.9            2.9
Regular and Money Market Savings   163,749    158,690    166,519      5,059     (2,770)      3.2           (1.7)
Time Deposits of $100,000 or More   96,193    106,620     78,945    (10,427)    17,248      (9.8)          21.8
Other Time Deposits                197,240    197,107    197,653        133       (413)      0.1           (0.2)
Total Deposits                    $730,824   $720,915   $706,178    $ 9,909   $ 24,646       1.4            3.5
Short-Term Borrowings             $ 29,712   $ 24,755   $ 29,580    $ 4,957   $  3,132      20.0           11.8
Federal Home Loan Bank  Advances    15,000        ---        ---     15,000     15,000       ---       ---
Shareholders' Equity                77,557     73,871     72,175      3,686      5,382       5.0           7.5

(1) Includes Nonaccrual Loans

Total resources at September 30, 1998 amounted to $869.0
million, an increase of $37.4 million, or 4.5%, from year-end 1997 and an increase of $49.0 million, or 6.0%, from September 30, 1997.

Total loans at September 30, 1998 amounted to $527.3 million, an increase of $41.5 million, or 8.5%, from December 31, 1997, and an increase of $50.4 million, or 10.6%, from September 30, 1997.
The increase from September 30, 1997 was primarily attributable to growth within the indirect consumer and residential real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $730.8 million at September 30, 1998 increased $9.9 million, or 1.4%, from the December 31, 1997 level. The amount of deposits at September 30, 1998, represented an
increase of $24.6 million, or 3.5%, from September 30, 1997.   The
primary area of deposit growth, in the year-to-year comparison, was municipal time deposits of $100,000 or more, with additional significant growth in demand deposits and interest-bearing demand deposits.

Shareholders' equity increased $3.7 million to $77.6 million during the first nine months of 1998, as net income of $8.7 million and unrealized net securities gains were partially offset by cash dividends of $3.7 million, $1.0 million used to reacquire the Company's common stock and a $1.5 million loan to the Company's ESOP for purchase of the Company's stock. Shares purchased by the ESOP are treated as treasury stock until allocated to individual participants in the plan. The Company paid a $.191 cash dividend (as restated) for each of the first two quarters of 1998, and $.21 for the third quarter of 1998. The Company recently announced a $.22 cash dividend for the fourth quarter of 1998, payable on December 15, 1998.

The following discussion focuses more closely on the trend of balances and yields of the Company's deposit and loan portfolios.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters. The Branch Acquisition, completed on June 27, 1997, is fully reflected in each of the five periods presented.

Quarterly Average Deposit Balances
(Dollars in Thousands)

                                   Sep 1998         Jun 1998        Mar 1998        Dec 1997       Sep 1997
                                Amount    %      Amount    %     Amount    %     Amount    %     Amount    %
Demand Deposits               $101,053   14   $  92,590   13   $ 92,584   13   $ 91,309   13   $ 93,907   14
Interest-Bearing
  Demand Deposits              165,547   22     170,394   23    166,494   23    170,321   24    155,461   22
Regular and Money
  Market Savings               167,066   22     161,009   22    158,997   22    159,591   22    167,821   24
Time Deposits of
  $100,000 or More             116,375   16     113,672   15    102,263   14     96,851   13     78,927   11
Other Time Deposits            195,567   26     193,866   27    195,039   28    191,018   28    201,125   29
Total Deposits                $745,608  100    $731,530  100   $715,377  100   $716,090  100   $697,241  100

Deposit growth over the five periods presented, occurred primarily in the area of demand deposits, interest-bearing demand deposits and time deposits of $100,000 or more.


Quarterly Cost of Deposits

                                Sep 1998  Jun 1998  Mar 1998  Dec 1997  Sep 1997
Demand Deposits                    ---%     ---%      --- %     --- %   --- %
Interest-Bearing Demand Deposits  2.83      2.92      2.99      3.16     2.98
Regular and Money Market Savings  2.68      2.71      2.78      2.79     2.87
Time Deposits of $100,000 or More 5.45      5.49      5.47      5.45     5.45
Other Time Deposits               5.40      5.52      5.57      5.50     5.45
Total Deposits                    3.52      3.59      3.61      3.63     3.54


The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market
operations.   Until mid-October 1998, the Fed had not changed its
discount rate since January 1996. Partly as a result of the Fed's open market operations, however, the prevailing federal funds rate increased in the first quarter of 1997 by 25 basis points and decreased in late September 1998 by 25 basis points. Like the federal funds rate, the Company's cost of deposits has been fairly stable over the past five quarters.

Following the September 29, 1998 decrease in the prevailing federal funds rate, commercial banks reduced their prime lending rate by 25 basis points. In mid-October 1998, the federal reserve discount rate, the prevailing federal funds rate and the prime rate all decreased 25 basis points. The Company expects that the twelve month impact of these recent trends will have a slightly positive impact on net interest margin, since a greater portion of its interest-bearing liabilities will reprice more quickly than interest-earning assets.

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


Quarterly Average Loan Balances
(Dollars in Thousands)

                                   Sep 1998         Jun 1998        Mar 1998        Dec 1997       Sep 1997
                                Amount    %      Amount    %     Amount    %     Amount    %     Amount    %
Commercial and Commercial
   Real Estate                $ 98,177   19   $ 103,805   21  $ 102,983   21  $ 100,604   21   $102,211   22
Residential Real Estate        173,598   33     162,071   32    151,417   31    147,928   31    142,863   31
Home Equity                     33,474    7      35,331    7     36,593    7     36,601    7     37,100    7
Indirect Consumer Loans        161,508   31     151,603   30    143,495   29    139,401   29    128,086   27
Direct Consumer Loans           46,253    9      46,495    9     49,047   10     49,747   10     51,185   11
Credit Card Loans                6,855    1       7,138    1      7,413    2      7,602    2      7,582    2
Total Loans                   $519,865  100    $506,444  100   $490,985  100   $481,883  100   $469,027  100


Average total loans have increased at a steady pace over the past five quarters. Indirect consumer loans and residential real estate loans demonstrated the most significant growth. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio, these loans increased from 27% in the
third quarter of 1997 to 31% in the third quarter of 1998.   The
Company also experienced significant activity in residential real estate lending, which is expected to continue into the fourth quarter of 1998.


Quarterly Taxable Equivalent Yield on Loans


                                Sep 1998  Jun 1998  Mar 1998  Dec 1997  Sep 1997
Commercial and Commercial
   Real Estate                     9.50%    10.24%     9.60%     9.62%     9.56%
Residential Real Estate            7.86      8.13      8.34      8.23      8.33
Home Equity                        9.00      9.10      9.07      9.10      9.20
Indirect Consumer Loans            8.13      8.16      8.17      8.24      8.39
Direct Consumer Loans              8.85      9.00      9.18      9.18      9.00
Credit Card Loans                 15.51     16.34     16.41     16.07     16.46
Total Loans                        8.51      8.83      8.82      8.81      8.86



Yields on the Company's loan portfolio segments were quite constant over the four quarters ending June 30, 1998, reflecting a period of general interest rate stability. In the third quarter of 1998, however, yields decreased generally and in certain sectors, particularly residential real estate loans, the drop-off was noteworthy. The declining yields reflected increasingly competitive pricing on loans in the Company's market area, which as been underway for some time, as well as widespread consumer expectation of a softening interest rate economy.

During the second quarter of 1998 the Company received full payment on a large commercial loan on nonaccrual status. Without that payment, the yield on the commercial portfolio for the second quarter would have been 9.52% instead of 10.24%, and the yield on the entire loan portfolio would have been 8.68%, as opposed to 8.83%.

The following table presents information related to the Company's allowance and provision for credit losses for each of the past five
quarters.   The provision for credit losses and net charge-offs are
reported on a year-to-date basis, and are annualized when expressed as a percentage of average loans.

Summary of the Allowance and Provision for Credit Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                        Sep 1998       Jun 1998       Mar 1998     Dec 1997      Sep 1997

Loan Balances:
Period-End Loans                        $527,286       $512,984      $495,962      $485,810      $476,863
Average Loans, Year-to-Date              505,870        498,757       490,985       439,103       424,686

Allowance for Credit Losses:
Allowance for Credit Losses,
   Beginning of Period                    $6,191         $6,191       $ 6,191       $ 5,581       $ 5,581
Allowance Acquired, YTD                      ---            ---           ---           700           700
Provision for Credit Losses, Y-T-D         1,026            684           342         1,303           972
Net Charge-offs, Y-T-D                      (569)          (407)         (158)       (1,393)       (1,024)
Allowance for Credit Losses,
   End of Period                          $6,648         $6,468       $ 6,375       $ 6,191       $ 6,229

Nonperforming Assets (Period-end):
Nonaccrual Loans                          $2,196         $2,367        $3,615        $3,321        $3,034
Loans Past due 90 or More Days
  and Still Accruing Interest                415            360           242           363           296
Loans Restructured and in
 Compliance with Modified Terms              ---            ---           ---           ---           ---
Total Nonperforming Loans                  2,611          2,727         3,857         3,684         3,330
Repossessed Assets                            12             31            64           ---           ---
Other Real Estate Owned                      606            496           386            315          322
Total Nonperforming Assets                $3,230          3,254        $4,307         $3,999       $3,652
Performance Ratios:

Allowance to Nonperforming Loans           254.62%       237.18%       165.28%       168.05%        187.06%
Allowance to Period-End Loans                1.26          1.26          1.29          1.27           1.31
Provision to Average Loans (annualized)      0.27          0.28          0.28          0.30           0.31
Net Charge-offs to
  Average Loans (annualized)                 0.15          0.16          0.13          0.32           0.32
Nonperforming Assets to Loans,
  OREO & Repossessed Assets                  0.61          0.63          0.87          0.82           0.77


The Company's nonperforming assets at September 30, 1998
amounted to $3.2 million, a decrease of $769 thousand, or 19.2%,
from December 31, 1997.   The decrease was primarily attributable
to a cash pay-off by one commercial borrower of a loan that had
been on nonaccrual status.   At period-end, nonperforming assets
represented .61% of loans, other real estate and repossessed assets, a decrease of 21 basis points from year-end 1997. At December 31, 1997, this ratio for the Company's peer group was 1.04%.

On an annualized basis, the ratio of net charge-offs to average
loans was .15% for the 1998 nine month period.   This compares
favorably to the .32% ratio for the 1997 year.   The provision for
credit losses was $342 thousand and $500 thousand for the third quarter of 1998 and 1997, respectively. The year-to-date provisions were $1.0 million for 1998 and $972 thousand for 1997, such increase being attributable to the higher level of average loans in the 1998 period and a change in the mix of loans favoring automotive installment loans. The provision as a percentage of average loans was .27% for the first nine months of 1998, over twice the ratio of net charge-offs to average loans.

The allowance for credit losses at September 30, 1998 amounted to $6.6 million. The ratio of the allowance to outstanding loans at September 30, 1998, was 1.26%, essentially unchanged from the ratio at December 31, 1997.

CAPITAL RESOURCES

Shareholders' equity increased $3.7 million to $77.6 million during the first nine months of 1998, as net income of $8.7 million and unrealized net securities gains were partially offset by cash dividends of $3.7 million, $1.0 million used to reacquire the Company's common stock and a $1.5 million loan to the Company's ESOP for purchase of the Company's stock. Shares purchased by the ESOP are treated as treasury stock until allocated to individual participants in the plan.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for credit losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total quarterly average tangible assets without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum
leverage ratios.   As of September 30, 1998, the Tier 1 leverage
and risk-based capital ratios for the Company and its subsidiaries were as follows:


Summary of Capital Ratios
                                                      Tier 1         Total
                                         Tier 1   Risk-Based    Risk-Based
                                       Leverage      Capital       Capital
                                          Ratio        Ratio         Ratio
Arrow Financial Corporation                7.23%      11.67%          12.92%
Glens Falls National Bank & Trust Company  7.28       12.22           13.48
Saratoga National Bank & Trust Company     7.55        9.65           10.76

Regulatory Minimum                         3.00        4.00            8.00
FDICIA's "Well-Capitalized" Standard       5.00        6.00           10.00

The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established a capital-grading system for financial institutions resulting in five levels of capitalization ranging from "critically undercapitalized" to "well-capitalized." At September 30, 1998 all Company and subsidiary banks' capital ratios were above FDICIA's "well-capitalized" standard.

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW. The price ranges below represent actual transactions rounded to the nearest 1/8 point. (There may have been unreported sales outside the parameters shown, but management believes that the price ranges fairly represent the trends.) Per share amounts and market prices have been adjusted for the August 1998 ten percent.

On October 29, 1998 the Company's board of directors declared a cash dividend of $.22 payable December 15, 1998 to shareholders of record on December 1, 1998. The dividend represents an increase of 4.8% from the third quarter cash dividend.


Quarterly Stock Prices and Dividends                 Market Price           Cash
(Restated for Stock Dividends)                           (Bid)         Dividends
                                                        High    Low     Declared
1997 1st Quarter                                     $21.250  $20.125        $.173
     2nd Quarter                                      24.000   21.250         .173
     3rd Quarter                                      26.000   22.250         .173
     4th Quarter                                      30.625   26.875         .191

1998 1st Quarter                                     $30.250  $27.000        $.191
     2nd Quarter                                      31.250   27.625         .191
     3rd Quarter                                      31.250   24.000         .210
     4th Quarter (payable December 15, 1998)                                .220

                                                              1998          1997
Third Quarter Diluted Earnings Per Share,
   as Reported                                                 $.45          $.43
Third Quarter Core Diluted Earnings Per Share                  $.45          $.42
 Dividend Payout Ratio: (Fourth quarter dividends as
    a percent of third quarter
    core diluted earnings per share)                          48.89%        45.48%
Book Value Per Share                                         $12.39        $11.40
Tangible Book Value Per Share                                 10.28          9.21

One of the principal uncertainties affecting future capital levels of the Company, as well as future earnings and liquidity concerns , is the so-called "Year 2000"problem. Banking regulators have required all financial institutions to prepare and implement detailed plans to prepare for and address this issue. See the following section for a full discussion of this issue. Otherwise, the Company is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a materially adverse effect on the Company's capital resources in forthcoming periods.


Year 2000 Preparedness

General

 The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "98" for "1998"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company, like most financial institutions, relies extensively on computer technology to manage its financial information and serve its customers. The Company and its banking subsidiaries are regulated by federal banking agencies, which are requiring substantial efforts by banks and their affiliated companies to prevent or mitigate disruptions relating to the year 2000.

The Company's State of Readiness

 To deal with the Year 2000 Problem, the Company, beginning in 1997, formed a Year 2000 Project Team (the "Team"). The Team has developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. To date, the Plan is on target and major deadlines have been met. The Team has kept senior management and the board of directors of the Company apprised of its progress, and has received input and guidance from both.

 The Company's Year 2000 Action Plan is divided into five phases consistent with guidance issued by the federal bank regulators: 1) Awareness; (2) Assessment; (3) Renovation; (4)
Validation (testing); and (5) Implementation.

 As of September 30, 1998, the Company had completed the Awareness and Assessment phases of the Plan. These phases involved, among other things, identification of those data systems, including information technology ("IT") and non-information technology ("Non-IT") systems, that are deemed critical to the continuing functioning of the Company's principal business operations (so-called "mission critical systems").
 The Renovation phase of the Plan consists of replacing or updating certain mission critical systems or components thereof with a view to preventing or minimizing any Y2K related problems. This phase for mission critical systems was substantially completed as of September 30, 1998. The
Renovation phase for all systems is scheduled to be completed prior to year-end 1998. As part of the Renovation phase, the Company accelerated, and has now completed, the installation of a major upgrade to its central computer processing systems, which had originally been scheduled for implementation in 1999. Acceleration of the upgrade has enabled the Company to conduct certain Year 2000 testing in-house, which otherwise would have to have been conducted by a third party provider at additional expense to the Company.

 As of September 30, 1998, the Company had begun the Validation (testing) phase of the Plan with respect to those mission critical systems that are operated by the Company internally. Testing of internal mission critical systems is scheduled to be substantially completed prior to year-end 1998. The Validation (testing) phase with respect to mission critical systems furnished to the Company by third party providers also had begun as of September 30, 1998, and is scheduled to be completed prior to March 31, 1999. The Implementation phase, involving all modifications to systems indicated by the testing phase as well as on-going monitoring of Y2K concerns generally, is on-going and the Company anticipates it will continue throughout 1999.

 During all phases of the Plan, the Year 2000 Project Team has actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. The Company has requested certifications of Year 2000 preparedness from principal providers and has participated in user groups.

 The Company also has completed an assessment of major borrowing accounts and has assigned a risk rating to each based on information obtained from the borrower. Year 2000 preparedness assessment is now a part of on-going loan account review. The Company also has contacted and reviewed the state of preparedness of the Company's principal sources of liquidity. The Company believes that there is no single credit account or source of funding that is sufficiently critical to the Company's profitability or operations such that that Y2K preparedness or lack thereof represents a material exposure to the Company (see
"Year 2000 Risks Facing the Company and the Company's
Contingency Plans," below).

 The Company has not yet engaged in discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by all such providers to the businesses and financial organizations that rely on them. The Company will also continue to monitor such disclosures by the governmental agencies upon which the Company relies for certain services (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York). In accordance with its Plan, the Company will make particular inquiries of such providers and agencies when circumstances warrant, and will generally strive for a Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care. Of course, any industry-wide or regional disruptions arising out of the Y2K Problem may be expected to affect the Company and its customers. The significance of any such disruption will depend on its duration and its systemic and geographic magnitude (see "Year 2000 Risks Facing the Company and the Company's
Contingency Plans").

 The following table sets forth the Company's time-table for completion of the various phases of its Year 2000 Action Plan, showing the Company's estimate of percentages of each phase completed as of September 30, 1998.


Internal Systems
                  Percent          Mission Critical     Not Mission Critical
                  Complete         IT       Non IT      IT        Non IT
Awareness         100%              9/30/98   9/30/98      9/30/98   9/30/98
Assessment        100%              9/30/98   9/30/98      9/30/98   9/30/98
Renovation         90%             12/31/98   9/30/98     12/31/98   9/30/98
Validation         65%             12/31/98   9/30/98      3/31/99   3/31/99
Implementation     65%              6/30/98   6/30/99     12/31/99  12/31/99

External Systems
                  Percent          Mission Critical     Not Mission Critical
                  Complete         IT       Non IT*     IT        Non IT*
Awareness         100%              9/30/98   9/30/98      9/30/98   9/30/98
Assessment        100%              9/30/98   9/30/98      9/30/98   9/30/98
Renovation         90%             12/31/98  12/31/98     12/31/98  12/31/98
Validation         65%              3/31/99   3/31/99      N/A         N/A
Implementation     65%              6/30/99   6/30/99     12/31/99  12/31/99
*External Non-IT systems are generally described as product vendors.



Third Parties
                  Percent              Loan          Funds
                  Complete        Customers      Providers
Awareness         100%              9/30/98       9/30/98
Assessment        100%              9/30/98       9/30/98
Renovation         90%                 N/A           N/A
Validation         65%                 N/A           N/A
Implementation     65%             12/31/99      12/31/99

The Costs to Address the Company's Year 2000 Issues

 The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through September 30, 1998, were approximately $282 thousand, 67% of which represented the cost of the accelerated upgrading of the Company's central computer processing systems which was substantially complete as of that date. The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The
Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, divided approximately 83% for hardware and 17% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating resources.

 The Company has postponed certain minor computer-related projects that otherwise might have been completed during 1998 and 1999, due to the resources directed to the accelerated upgrading of the central computer processing systems and other
Y2K related projects. The Company does not believe this postponement will have any significant effect on its operations or customer service.

Year 2000 Risks Facing the Company and the Company's
Contingency Plans

 The failure of the Company to substantially complete its Plan could result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. Currently, the Plan is on schedule and management believes that successful completion of the Plan should significantly reduce the risks faced by the Company with respect to the Year 2000 Problem.

 There is no single credit account or group of related credits which, in the Company's assessment, is or may be likely to present any significant exposure due to the Year 2000 Problem.
The Company does not have any significant concentration of borrowers from any particular industry (to the extent some industries might be particularly susceptible to Y2K concerns), and no individual borrower accounts for a significant portion of the Company's assets. However, management anticipates some negative impact on the performance of various loan accounts due to failure of the borrowers to prepare adequately for the Year
2000 Problem. In a worst-case scenario, these borrower-related difficulties might require the Company to downgrade the affected credits in its internal loan classification system or to make one or more special provisions to its loan loss allowance for resulting anticipated losses in ensuing periods. In addition, although the Company is adopting special measures to maintain necessary liquidity to meet funding demands in the periods surrounding the transition from 1999 to 2000, the Company also could face increased funding costs or liquidity pressures if depositors are motivated out of Y2K concerns to withdraw substantial amounts of deposits or to shift their deposits from short-term to long-term accounts. A significant portion of the Company's deposits are so-called municipal deposits (i.e., provided by local municipalities, school districts and other governmental bodies), but the Company does not anticipate any increased Year 2000 related risk due to this concentration of deposits. The Company does not currently expect any material impact from Y2K related issues on its costs of funds or liquidity, but in a worst-case scenario, if funding costs do rise, net interest margins may be negatively impacted over the relevant timeframe.

 The Company could face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000.
Critical providers include the Company's automated teller machine switching networks, the Company's credit card vendors
(Visa and Mastercard), the Company's provider of trust department data processing, and the various credit bureaus upon which the Company relies for information necessary to evaluate credit risk. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of vendors to supply information and the ability of vendors to verify the Y2K preparedness of their own systems or their sub-providers. However, the Company participates in user groups, receives assessments of Y2K preparedness of vendors periodically from federal banking agencies, and the Company's
Plan includes third-party vendor system interface testing;
accordingly the Company does not currently anticipate that any of its significant third party vendors will fail to provide continuing service due to the Year 2000 Problem.

 The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) or governmental agencies (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than the Company.

 In order to reduce the risks enumerated above, the Company's
Year 2000 Project Team has begun to develop contingency plans in accordance with guidance issued by the federal bank regulators. The Team has identified the Company's core business processes (e.g., providing customers with access to funds and information) and has reviewed the Company's existing business continuity and contingency plans. The Team also has performed a risk analysis of each core business process, defined and documented Year 2000 failure scenarios, and determined the minimum acceptable level of outputs and services. The Team is in the process of evaluating options, selecting a contingency strategy, assigning responsibilities and trigger dates for such contingency plans, and validating such contingency plans. These activities are anticipated to be completed during the first quarter of 1999. Certain catastrophic events (such as the loss of utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service, and in full cooperation with its peer providers, community leaders and service organizations.

Forward-Looking Statement Warnings

 The foregoing discussion of the Company's Year 2000
Preparedness contains a substantial number of forward-looking statements, indicated by such words as "expects," "believes," "estimates," "anticipates," "plans," "assessment," "should," "will," and similar words. These forward-looking statements are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections any or all of which are subject to future change, depending on unknown developments and facts. These forward-looking statements should be read in conjunction with the Company's disclosures under the heading:
"Cautionary Statement under Federal Securities Laws," located at the beginning of Management's Discussion and Analysis.

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

Securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

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

Other than the general concerns relating to the Year 2000 issue discussed above, the Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS:  Three Months Ended
                        September 30, 1998 Compared With
                        Three Months Ended September 30, 1997
Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

As Reported:                             Sep 1998  Sep 1997    Change  % Change
Net Income                               $2,906    $2,768     $138         5.0%
Diluted Earnings Per Share                  .45       .43      .02         4.7
Return on Assets                           1.31%     1.36%    (.05)%      (3.7)
Return on Equity                          15.02%    15.38%    (.36)%      (2.3)

Recurring Earnings:
Net Income                               $2,906    $2,701     $205         7.6%
Diluted Earnings Per Share                  .45       .42      .03         7.1
Return on Assets                           1.31%     1.33%    (.02)%      (1.5)
Return on Equity                          15.02%    15.20%    (.18)%      (1.2)


The Company reported earnings of $2.9 million for the third quarter of 1998, an increase of $138 thousand, or 5.0%, over the third quarter of 1997.

Adjusted to eliminate nonrecurring items and securities transactions, as reviewed above in the "Overview" section of this discussion, net income was $2.9 million and $2.7 million for the third quarters of 1998 and 1997, respectively. As thus adjusted, diluted earnings per share were $.45 and $.42 for each respective period.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                        Sep 1998  Sep 1997    Change   % Change
Interest Income                         $16,088   $15,047     $1,041     6.9%
Interest Expense                          7,164     6,504        660    10.1
Net Interest Income                     $ 8,924   $ 8,543      $ 381     4.5

Average Earning Assets (1)             $826,772   738,713    $88,059    11.9%
Average Paying Liabilities              688,009   626,336     61,674     9.8
Taxable Equivalent Adjustment               292       216         76    35.3

Yield on Earning Assets (1)                7.72%    8.08%     (0.36)%   (4.5)%
Cost of Paying Liabilities                 4.13     4.12       0.01      0.3
Net Interest Spread                        3.59     3.96      (0.37)    (9.4)
Net Interest Margin                        4.28     4.59      (0.31)    (6.7)
(1) Includes Nonaccrual Loans

Net interest income increased $381 thousand from the third quarter of 1997 to the third quarter of 1998. This increase was principally the result of the increased size of the Company between the two periods, i.e., an 11.9% increase in average earning assets and a 9.8% increase in average paying liabilities.
The increase in net interest income between the two periods
(4.5%) was less than the percentage increase in assets and liabilities, reflecting the pressure in recent quarters on net interest margin. Net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 31 basis points from the third quarter of 1997 to the third quarter of 1998.

The decrease in net interest margin between the comparative
periods was, for the most part, attributable to competitive pricing for loans in the Company's marketplace, a flattening of the yield curve, and an average cost of deposits that at least through the third quarter, was resistant to downward pressure. There was virtually no change in the cost of paying liabilities for the Company from the third quarter of 1997 to the third quarter of
1998.   This reflects the fact that there were no changes among
the federal reserve discount rate, the federal funds rate or the prime rate during the fifteen month period beginning July 1, 1997. However, the flattening of the yield curve (while short-term rates remained virtually unchanged, long-term rates decreased) had a significant negative impact on the Company's loan portfolio. Most of the period-to-period loan growth occurred within the residential real estate and automobile installment loan portfolios, and it was in these two areas that the Company experience the most significant yield erosion.

While the Company experienced some real estate loan refinancing from its own customer base, most of the activity in this segment of the portfolio came from refinancings of mortgages previously held by other financial institutions. Nearly all refinance customers in recent periods have selected fixed rate mortgages, since the flat yield curve has made that product more attractive.
While the commercial and commercial real estate loan portfolio experienced no period-to-period growth, many of the Company's commercial customers took advantage of the interest rate environment to refinance existing loans.

The provision for credit losses was $342 thousand and $500 thousand for the quarters ended September 30, 1998 and 1997, respectively. The provision for credit losses was discussed previously under the heading "Summary of the Allowance and Provision for Credit Losses."

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Sep 1998 Sep 1997  $ Change   % Change
Income From Fiduciary Activities         $   748     $ 686   $    62        9.0%
Fees for Other Services to Customers       1,195     1,122        73        6.5
Other Operating Income                       263       413      (150)     (36.3)
  Total Other Income                      $2,206    $2,221    $  (15)      (0.7)

Other (i.e. noninterest) income for the third quarter of 1998 decreased $15 thousand, or 0.7%, from the third quarter of 1997, with all of the decrease being attributable to other operating income.

Trust income increased $62 thousand, or 9.0%, between the two comparative quarters. The Company did not acquire any trust business in the Branch Acquisition, but the newly-acquired branches did expand the market area for the Company's trust and investment division.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.2 million for the third quarter of 1998, an increase of $73 thousand, or 6.5%, from the
1997 quarter.   The increase was primarily attributable an
increase in the level of demand deposits, the primary source of service charge income.

Other operating income, (primarily third party credit card servicing income and gains on the sale of loans and other assets)
amounted to $263 thousand, a decrease of $150 thousand, or
36.3%, from the third quarter of 1997.   The decrease was
primarily attributable to gains on the sale of other real estate owned in the 1997 period.


Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1998  Sep 1997  $ Change      % Change
Salaries and Employee Benefits             $3,607    $3,309     $ 298        9.0%
Occupancy Expense of Premises, Net            424       432        (8)      (1.9)
Furniture and Equipment Expense               542       461        81       17.6
Other Operating Expense                     1,729     1,627       102        6.3
  Total Other Expense                      $6,302    $5,829     $ 473        8.1

Efficiency Ratio                            56.62%    54.55%     2.07%       3.8%

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

Other (i.e. noninterest) expense increased $473 thousand, or 8.1% from the third quarter of 1997 to the third quarter of 1998. Salaries and employee benefits expense increased $298 thousand, or 9.0%, from the third quarter of 1997 to the third quarter of 1998. The increase reflects a 7.7% increase in salaries in the comparative period, and a related 12.4% increase in benefits. Full-time equivalent employees at the end of September 30, 1998 and 1997 were 367.3 and 351.8, respectively, representing a period-to-period increase of 4.4%.

Occupancy expense of premises, net of rental income, remain virtually unchanged in the quarter-to-quarter comparison. However, furniture and equipment expense increased $81 thousand, or 17.6%, from the third quarter of 1997 to the third quarter of 1998. The increase was primarily attributable to increased costs to service and maintain the Company's main computer applications including costs to and test and upgrade computer applications in preparation for the so-called Year 2000 problem. See the preceding discussion on "Year 2000 Preparedness."

Other operating expense increased $102 thousand, or 6.3%, from the third quarter of 1997 to the third quarter of 1998. The increase is primarily attributable to one large charitable contribution during the third quarter of 1998. The Company donated land, adjacent to one of its branches, to the Glens Falls Youth Center.


Income Taxes


Summary of Income Taxes
(Dollars in Thousands)
                                       Sep 1998   Sep 1997    Change       % Change
Provision for Income Taxes             $1,288     $1,451        $(163)      (11.2)%
Effective Tax Rate                      30.71%    34.39%        (3.68)%     (10.7)


The provision for federal and state income taxes amounted to $1.3 million and $1.5 million for the third quarter of 1998 and 1997, respectively. The decrease in the effective tax rate from the 1997 period to the 1998 period is primarily attributable to a reduction in state income taxes and an increase in tax exempt income.



RESULTS OF OPERATIONS:   Nine Months Ended September
                         30, 1998 Compared With
                         Nine Months Ended September 30, 1997

Summary of Earnings Performance
(Dollars in Thousands)

As Reported:                              Sep 1998  Sep 1997    Change % Change
Net Income                              $8,669   $ 8,187         $482         5.9%
Diluted Earnings Per Share                1.35      1.25          ---        ---
Return on Assets                          1.35%     1.54%        (.19)%     (12.3)
Return on Equity                         15.30%    15.15%         .15 %      (1.0)

Recurring Earnings:
Net Income                              $8,571    $7,302       $1,269        17.4%
Diluted Earnings Per Share                1.33      1.12          .21        18.8
Return on Assets                          1.33%     1.38%        (.05)%      (3.3)
Return on Equity                         15.10%    13.63%        1.47%       10.8

The Company's net income was $8.7 million for the first nine months of 1998, compared to earnings of $8.2 million for the first nine months of 1997. Diluted earnings per share were $1.35 and $1.25 for the respective periods. However, adjusting for the nonrecurring events in both periods, as discussed above in the "Overview" section, net income for the first nine months of 1998 increased $1.3 million, or 17.4%, from the first nine months of 1997. As adjusted, diluted earnings per share were $1.33 and $1.12 for the respective 1998 and 1997 nine month periods. The increase in average earning assets and paying liabilities resulting from the Branch Acquisition was the most significant factor in the period-to-period increase in recurring net income.

The period-to-period change for the first nine months of 1998 as compared to the first nine months of 1997 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                         Sep 1998  Sep 1997    Change   % Change
Interest Income                         $47,635   $40,193       $ 7,442     18.5 %
Interest Expense                         20,958    17,037         3,921     23.0
Net Interest Income                     $26,677   $23,156       $ 3,521     15.2

Average Earning Assets (1)             $804,312  $657,585      $146,726     22.3 %
Average Paying Liabilities              673,827   547,394       126,433     23.1
Taxable Equivalent Adjustment               809       598           211     35.2

Yield on Earning Assets (1)                7.92%     8.17%        (0.25)%   (3.1)%
Cost of Paying Liabilities                 4.16      4.16           ---      ---
Net Interest Spread                        3.76      4.01         (0.25)    (6.3)
Net Interest Margin                        4.43      4.71         (0.27)    (5.8)

(1) Includes Nonaccrual Loans

Net interest income increased $3.5 million from the first nine months of 1997 to the first nine months of 1998. While the increase in net interest income reflected a 22.3% increase in average earning assets and a 23.1% increase in average paying liabilities, the increase in net interest income was limited to 15.2%, reflecting the pressure in recent quarters on net interest margin. Net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 27 basis points from the first nine months of 1997 to the first nine months of 1998. The increase in average earning assets and paying liabilities was primarily attributable to the Branch Acquisition.

The decrease in net interest margin between the comparative periods was attributable to a variety of factors, including the inability of the Company to immediately place liquid funds received from the June 1997 Branch Acquisition in higher yielding assets, competitive pricing for loans in the Company's marketplace, a flattening of the yield curve and downward inelasticity in the Company's cost of funds.

Unlike the 1998 period results, net income from the 1997 nine-month period only partially reflects the effect of the Company's expansion from the Branch Acquisition which was completed at the end of the second quarter of 1997. In that transaction the Company acquired approximately $140 million in deposits, but only $44 million in loans. The Company received cash from the seller, Fleet Bank, equal to the difference, less an agreed-upon premium on the deposits and the value of other assets acquired (e.g., real and personal property at the branches).

Initially, the Company invested the surplus cash received in securities and federal funds, with a view to reinvesting these amounts in higher-yielding market area loans as opportunities allowed. At March 31, 1997, prior to the Branch Acquisition, the
Company's loan to deposit ratio was approximately 73%.   At
June 30, 1997, shortly after the acquisition, the loan to deposit ratio was 67%. By September 30, 1998, the loan to deposit ratio had risen to 72%.

The return of the loan to deposit ratio to pre-Branch Acquisition levels was not enough to offset the impact of competitive loan pricing and the flattening of the yield curve. The flattening of the yield curve (while short-term rates remained virtually unchanged, long-term rates decreased) had a significant negative impact on the Company's loan portfolio. Most of the period-to-period loan growth occurred within the residential real estate and automobile installment loan portfolios, and it was in these two areas that the Company experience the most significant yield erosion.
Moreover,   there was no change in the cost of paying liabilities
for the Company from the first nine months of 1997 to the first nine months of 1998.

The provision for credit losses was $1.0 million and $972 thousand for the respective 1998 and 1997 nine month periods.
The provision for credit losses was discussed previously under the heading "Summary of the Allowance and Provision for Credit
Losses."

Other Income

Summary of Other Income
(Dollars in Thousands)
                                         Sep 1998  Sep 1997  $ Change      % Change
Income From Fiduciary Activities        $2,305     $ 2,007     $   289       14.8 %
Fees for Other Services to Customers     3,181       2,712         469        17.3
Net Gains on Securities Transactions       166          37         129       348.6)
Other Operating Income                     661       1,422        (761)      (53.5)
  Total Other Income                    $6,313     $ 6,178       $ 135         2.2

Other (i.e. noninterest) income for the first nine months of 1997 included $531 thousand of nonrecurring other operating income
relating to the former Vermont operations.   Adjusting to eliminate
nonrecurring items and securities transactions, other income increased $645 thousand, or 11.7%, from the first nine months of 1997 to the first nine months of 1998.

Trust income increased $289 thousand, or 14.8%, between the two comparative periods. The Company did not acquire any trust business in the Branch Acquisition, but the newly-acquired branches did provide the Company with an expanded customer base for its offerings of trust and investment services.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and
servicing income on sold loans) was $3.2 million for the first nine months of 1998, an increase of $469 thousand, or 17.3%, from
the 1997 period.   The increase was primarily attributable to
service charges on the deposits assumed in the Branch
Acquisition.

Other operating income, on a recurring basis (primarily third party credit card servicing income and gains on the sale of loans and other assets), amounted to $661 thousand for the first nine months of 1998, a decrease of $122 thousand, or 15.6%, from the
first nine months of 1997.   This area of other income was not
significantly impacted by the Branch Acquisition, and the period-to-period decrease was attributable to the fluctuating nature of this type of income.

During the first nine months 1998, the Company recognized $166 thousand in net gains on the sale of $23.1 million of securities
from the available-for-sale portfolio.    The securities were sold for
the main purpose of extending the average maturity on the
portfolio.   During the 1997 period, the Company recognized a net
gain of $37 thousand on the sale of $24.0 million of securities from the portfolio of securities classified as available-for-sale.

Other Expense

Summary of Other Expense
(Dollars in Thousands)
                                         Sep 1998  Sep 1997  $ Change      % Change
Salaries and Employee Benefits         $10,322    $ 9,212       $ 1,110       12.0 %
Occupancy Expense of Premises, Net       1,276      1,173           103        8.8
Furniture and Equipment Expense          1,636      1,414           222       15.7
Other Operating Expense                  4,942      3,989           953       23.9
  Total Other Expense                  $18,176    $15,788       $ 2,388       15.1

Efficiency Ratio                         55.37%    55.10%          (.27)%     (0.5)%

Other (i.e. noninterest) expense increased $2.4 million, or 15.1%, for the first nine months of 1998 compared with the first nine months of 1997. The increase was almost entirely attributable to the Branch Acquisition, which, measured by total assets, increased the size of the Company by 21.4% at the closing of the transaction, June 27, 1997. In spite of the increased operating expenses, including amortization of goodwill associated with the Branch Acquisition, the Company's efficiency ratio (a ratio where smaller is better) remained virtually unchanged between the two periods, at approximately 55%. The efficiency ratio, which is the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), and is a standard measure of a financial institution's operating efficiency. For the year ended December 31, 1997, the ratio for the Company's peer group was 61.63%, approximately
6.4% higher than the Company's ratio for that year.

Salaries and employee benefits expense increased $1.1 million, or 12.0%, from the 1997 nine month period to the 1998 period primarily because of the increase salary expense associated with the Branch Acquisition. The Company retained all 34 former
Fleet Bank employees working at the acquired branches. The increase also reflects normal salary increases and an increase of
15.5 full-time equivalent employees since the Branch Acquisition.

Increases in occupancy expense of premises and furniture and equipment expense (8.8% and 15.7%, respectively) were primarily attributable to the Branch Acquisition. The increase in furniture and fixtures is also attributable to increased cost to service and maintain the Company's main computer applications, including costs related to Year 2000 resting and upgrading.

Other operating expense increased $953 thousand, or 23.9%, from the first nine months of 1997 to the first nine months of 1998. An increase in the amortization of goodwill of $452 thousand represented 47.4% of the total increase. Other increases were also attributable to the Branch Acquisition.


Income Taxes

Summary of Income Taxes
(Dollars in Thousands)
                                      Sep 1998    Sep 1997    $ Change     % Change
Provision for Income Taxes             $4,310    $3,789       $   521        13.8 %
Effective Tax Rate                      33.21%    31.64%         1.57 %       5.0

The provisions for federal and state income taxes amounted to
$4.3 million and $3.8 million for the first nine months of 1998 and
1997, respectively.    During the first quarter of 1997, the
Company reached a favorable settlement with the New York
Department of Taxation and Finance over a combined reporting issue. The effects of the settlement resulted in a $464 thousand decrease in the Company's provision for income taxes for the first nine months of 1997. As adjusted for this settlement, the effective tax rates for the first half of 1998 and 1997 were 33.21% and 35.51%, respectively. The decrease in the effective tax rate from the 1997 period to the 1998 period is primarily attributable to a reduction in state income taxes and an increase in tax exempt income.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

In addition to credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market rates or prices will make the Company's position less valuable.

The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies established and reviewed annually by the Board of Directors. The Board of Directors delegates responsibility for managing the asset/liability profile on an ongoing basis to management's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The hypothetical estimates generated by the analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and other speculative assumptions. While the assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

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

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -
            None

Item 5.    Other Information

       Subsequent to the end of the quarter, at its regular meeting on October 28, 1998, the Board of Directors of the Registrant amended the By-laws to adopt a provision requiring advance notice by shareholders of any matters intended to be submitted by them for consideration at an annual meeting of shareholders. Under the new provision, added to Section 2.2 of the By-laws, any shareholder who wishes to bring a matter before an upcoming annual meeting of shareholders must deliver a written notice to the Secretary of the Company not less than 120 days prior to the anniversary date of the annual meeting of shareholders in the immediately preceding year, provided the actual date of the upcoming annual meeting is within 30 days of such anniversary date.
       The written notice must contain the name and record address of the shareholder submitting the proposal, a brief description of the proposal sought to be raised at the meeting, the number of shares of common stock of the Registrant beneficially owned by the proposing shareholder (who must be a record holder both on the day the notice is given and on the record date for the meeting) and certain other information specified in the new By-law provision. Failure to comply with this advance notice requirement will preclude the shareholder from submitting the proposal at the meeting.

       For the 1999 annual meeting of shareholders, the advance notice deadline for any matter sought to be raised by any shareholder at the meeting would be December 30, 1998, assuming the annual meeting is held within 30 days before or after April 28, 1999 (as is anticipated).

Item 6.   Exhibits and Reports Filed on Form 8-K

       (a) Exhibits
       Exhibit 3         Amended By-law Section 2.2
       Exhibit 27        Financial Data Schedule
                            (with electronic filing only)

       (b) Current Reports Filed on Form 8-K - None



               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant


Date:    November 12, 1998            s/Thomas L. Hoy
                                      Thomas L. Hoy, President and
                                      Chief Executive Officer



Date:    November 12, 1998            s/John J. Murphy
                                      John J. Murphy, Executive Vice
                                      President and Treasurer/CFO
                                     (Principal Financial Officer and
                                      Principal Accounting Officer)