Form 10-K
period 1998-12-31
ARROW FINANCIAL CORP
filed 1999-03-23
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
        Washington D.C.  20549

              FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
 The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998
 Commission file number 0-12507

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

        Yes   X     No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at February 26, 1999
Common stock, Par Value $1.00 Per Share                   6,207,753

State the aggregate market value of the voting stock held by non-affiliates of registrant.

Aggregate market value       Based upon the average of the closing bid
of voting stock              and closing asked prices on the NASDAQ Exchange
    $171,489,000             February 26, 1999

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 1999 (Part III)

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

PART   II
  Item       5. Market for the Registrant's Common
Equity and
                  Related Stockholder Matters
  Item       6. Selected Financial Data
  Item       7. Management's Discussion and Analysis of
Financial
                  Condition and Results of Operations
                       A. Overview
                       B. Results of Operations
                         I.  Net Interest Income
                         II.  Provision for Loan Losses and
                                Allowance for Loan Losses
                         III.  Other Income
                         IV.  Other Expense
                         V.  Income Taxes
                       C. Financial Condition
                         I.  Investment Portfolio
                         II.  Loan Portfolio
                            a. Distribution of Loans and Leases
                            b. Risk Elements
                         III.  Summary of Loan Loss Experience
                         IV.  Deposits
                         V.  Time Certificates of $100,000 or More
                       D. Liquidity
                       E. Capital Resources and Dividends
                       F. Fourth Quarter Results
                       G. Year 2000 Readiness Disclosure

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

PART   IV
  Item      14. Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K
                Signatures
                Exhibits Index

Cautionary Statement under Federal Securities
Laws: The information contained in this Annual
Report on Form 10-K contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future.
These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes,"
"should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled
"Quantitative and Qualitative Disclosures About
Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements, such as those in Section G of "Management's Discussion and
Analysis" below, dealing with the Company's program to deal with the so-called "Year 2000
Readiness" problem, involve speculation about a broad range of factors, many of which are beyond the Company's control or its ability to evaluate with any degree of precision. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates, effects of state and federal regulation, prevailing levels of competition, emerging technologies and the Company's ability to adapt thereto, and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

                PART I
Item 1:  Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a
New York corporation, was incorporated on March
21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding
Company Act of 1956. The Company owns two nationally chartered banks in New York, Glens
Falls National Bank and Trust Company, Glens
Falls, New York ("GFNB") and Saratoga National
Bank and Trust Company, Saratoga Springs, New
York ("SNB"), as well as one non-bank subsidiary, the operations of which are not significant. The
Company previously owned a bank in Vermont but sold all of its Vermont operations in 1996 in three separate transactions and liquidated its Vermont bank charter in 1997. The Company owns directly or indirectly all voting stock of all its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 366 full-time equivalent employees of the Company and the subsidiary banks at December 31, 1998.



SUBSIDIARY BANKS:                                         GLENS
(Dollars in Thousands)                                    FALLS         SARATOGA
                                                       NATIONAL         NATIONAL
                                                          BANK &         BANK &
                                                       TRUST CO.      TRUST CO.
                                                        ("GFNB")        ("SNB")
Total Assets at Year-End                               $850,481          $96,328
Trust Assets Under Management at
   Year-End (Not Included in Total Assets)             $593,164          $ 5,592
Date Organized                                             1851             1988
Employees                                                   344               22
State of Headquarters                                  New York         New York
Offices                                                      21                2
Counties of Operation                                    Warren         Saratoga
                                                     Washington
                                                       Saratoga
                                                          Essex
                                                        Clinton

Main Office                                         250 Glen St.     137 So. Broadway
                                                   Glens Falls,      Saratoga Springs,
                                                       New York       New York

The Company through its subsidiary banks offers a full range of commercial and consumer financial products. The banks' deposit base consists of core deposits derived principally from the communities which the banks serve. The banks target their lending activities to consumers and small and mid-sized companies in the banks' immediate geographic areas. In addition to traditional banking services, the Company offers credit card processing services for other financial institutions and, through its banks' trust departments, provides retirement planning, trust and estate administration services for individuals and pension, profit-sharing and employee benefit plan administration for corporations.


B. LENDING ACTIVITIES

The Company's subsidiary banks engage in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for the purchase of residential and commercial properties; and consumer installment, credit card and home equity financing. The Company also maintains an active indirect lending program through its sponsorship of dealer programs, under which it purchases dealer paper from automobile and other dealers meeting pre-established specifications. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to Freddie Mac and state housing agencies, while retaining the servicing rights.
Loan sales into the secondary market have diminished in the past three years, however, as the banks have sought to increase their own portfolios. In addition to interest earned on loans, the banks receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, the Company continues to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio. These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted. It is the Company's policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain. Income on such loans is thereafter recognized only upon receipt (see Part II, Item 7.C.II.b., "Risk
Elements").

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant industry concentrations except as described in Note 24 to the Consolidated Financial Statements in Part II,
Item 8 of this report. Except for credit card loans, the portfolios generally are fully collateralized, and many commercial loans are further secured by personal guarantees.

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

The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues, on a parent company only basis, result from management fees, dividends and undistributed earnings from the subsidiary banks.
The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the banks, except to the extent that claims of the Company in its capacity as a creditor of the banks also may be recognized.
Moreover, there are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. (See "Capital Resources and Dividends" in Part II, Item 7.E of this report).
 The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and capital guidelines.

The Company is a registered bank holding company within the meaning of the Bank Holding Company
Act of 1956 (BHC Act) and is subject to
regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board).
Additionally, as a "bank holding company" under New York State Law, the Company is subject to regulation by the New York State Banking
Department. The subsidiary banks are nationally chartered banks and are subject to the supervision of and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Bank Insurance Fund of the Federal
Deposit Insurance Corporation ("FDIC").  The BHC
Act prohibits the Company, with certain
exceptions, from engaging, directly or
indirectly, in non-bank activities and restricts loans by the banks to the Company or other non-bank affiliates.  Under the BHC Act, a bank
holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares). Under the 1994 Riegle-Neal Act, bank holding companies are now able to acquire banks or other bank holding companies located in all 50 states (see
Item 1.F. "Legislative Developments".)

During 1997 and 1998 banking regulators developed guidelines that financial institutions follow to ensure that their computer applications will operate properly for all dates after December 31, 1999. Additionally, the SEC prescribed disclosures for all publicly traded corporations, such as the Company, related to year 2000 preparedness. Those disclosures are located in section G of Item 7, "Management's Discussion and
Analysis of Financial Condition and Results of
Operations."

The Federal Reserve Board has adopted various
"capital adequacy guidelines" for use in the examination and supervision of bank holding companies. One set of guidelines is the risk-based capital guidelines, which assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The Federal Reserve Board's other important guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. The subsidiary banks are subject to similar capital requirements adopted by their primary federal regulators. The year-end 1998 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E.
"Capital Resources and Dividends." A holding company's ability to pay dividends, repurchase its outstanding stock or expand its business through acquisitions of new subsidiaries can be restricted if capital falls below these capital adequacy guidelines or other informal capital guidelines or ratios that bank regulators may apply from time to time to specific banking organizations.

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

D. COMPETITION

The Company and its subsidiaries face intense competition in all markets that they serve.
Traditional competitors are other local
commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.
Also, non-banking organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies, which are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks, offer substantive equivalents of transaction accounts, credit cards and various other loan and financial products.

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

In 1991, the Federal Deposit Insurance
Corporation Improvement Act of 1991 ("FDICIA")
was enacted.  Among other things, FDICIA requires
the federal banking regulators to take prompt
corrective action with respect to depository
institutions that do not meet minimum capital
requirements.  FDICIA established five capital
classifications for banking institutions, the
highest being "well capitalized."   Under
regulations adopted by the federal bank
regulators, a banking institution is considered
"well capitalized" if it has a total
risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The
Company and each of its subsidiary banks meet all these conditions and thus are classified as "well capitalized."

FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions whose total assets exceed $500 million. These requirements became effective for Glens Falls National Bank and Trust Company beginning in 1996.

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. During 1995, the FDIC reduced the premium paid by the best-rated banks (including the Company's subsidiary banks) from $.23 per $100 of insured deposits to $.04. In 1996, the FDIC insurance premium was further reduced to a flat charge of $2 thousand per year for the highest-rated banks, including the Company's subsidiary banks. In 1996, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF") are subject to assessment for payment on the Financing Corporation ("FICO") bond obligation at 1/5 the rate of the Savings Association Insurance
Fund ("SAIF") assessable deposits.  Accordingly,
BIF-assessable deposits (like the deposits of the Company's banks) were assessed an additional
1.220 cents per $100 of insured deposits in 1998 and an additional 1.256 cents in 1997.

Various other federal bills that would
significantly affect banks, including proposals to permit banks to affiliate with full-service securities underwriting firms or non-financial organizations (Glass-Steagall Reform) have been introduced in Congress from time to time. The
Company cannot estimate the likelihood of any such bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the principal executive officers of the Company and positions held are presented in the following table. The officers are elected annually by the Board of Directors.

Name                         Age  Positions Held and Years from Which Held
Thomas L. Hoy                50   President and CEO since January 1, 1997 and
                                  President and COO of Glens Falls National Bank
                                  since 1995. Mr. Hoy was Executive Vice President
                                  of Glens Falls National Bank prior to 1995.  Mr.
                                  Hoy has been with the Company since 1974.

John J. Murphy               47   Executive Vice President, Treasurer and CFO since
                                  1993.  Mr. Murphy has served as Senior Vice
                                  President, Treasurer and CFO of the Company since
                                  1983.  Mr. Murphy has been with the Company since
                                  1973.

Gerard R. Bilodeau           51   Senior Vice President and Secretary since 1994.
                                  Mr. Bilodeau was Vice President and Secretary
                                  from 1993 to 1994 and was Director of Personnel
                                  prior to 1993.  Mr. Bilodeau has been with the
                                  Company since 1969.

John C. Van Leeuwen           55  Senior Vice President and Chief Credit Officer
                                  since 1995.  Prior to 1995, Mr. Van Leeuwen
                                  served as Vice President and Loan Review Officer.
                                  Mr. Van Leeuwen has been with the Company since
                                  1985.



Item 2:  Properties

The Company is headquartered at 250 Glen Street,
Glens Falls, New York.  The building is owned by
Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns eighteen additional offices and leases two, at market rates. Saratoga National Bank owns both of its offices. The Company continues to own the building in Rutland, Vermont, that served as headquarters for the Company's Vermont bank prior to the divestiture of those operations in 1996.
The building was under contract for sale at December 31, 1998. Rental costs of premises did not exceed 5% of operating costs in 1998.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.


Item 3:  Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

The Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. For example, from time to time, the banks have encountered claims against them grounded in lender liability, of the sort often asserted against financial institutions. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the Company's current or former subsidiary banks, including lender liability claims, will not, in the opinion of management, result in any material liability.

Item 4:  Submission of Matters to a Vote of
Security Holders

None in the fourth quarter of 1998.

               PART II


Item 5:  Market for the Registrant's Common
Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 point.

Per share amounts and market prices have been adjusted for the August 1998 ten percent and the November 1997 five percent stock dividends.

                                                                            Cash
                                                       Sales Price     Dividends
                                                        High    Low     Declared
1997 1st Quarter                                     $21.875   $20.125        $.173
     2nd Quarter                                      24.500    21.250         .173
     3rd Quarter                                      26.125    22.150         .173
     4th Quarter                                      31.755    26.255         .191

1998 1st Quarter                                     $31.250   $26.875        $.191
     2nd Quarter                                      32.750    27.755         .191
     3rd Quarter                                      32.750    24.000         .210
     4th Quarter                                      29.125    24.500         .220



The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable governmental regulations and restrictions. See "Capital Resources and
Dividends" in Part II, Item 7.E. of this report.

There were approximately 2,697 holders of record of common stock at December 31, 1998.

Item 6:  Selected Financial Data
                   FIVE YEAR SUMMARY OF SELECTED DATA
              Arrow Financial Corporation and Subsidiaries
              (Dollars In Thousands, Except Per Share Data)

                                             1998       1997       1996      1995        1994
Consolidated Statements of Income Data:
Interest and Dividend Income              $63,033   $54,861    $54,875    $60,718     $52,514
Less: Interest Expense                     28,142    23,887     21,826     24,865      18,202
Net Interest Income                        34,891    30,974     33,049     35,853      34,312
Less:  Provision for Loan Losses            1,386     1,303        896      1,170        (950)
Net Interest Income After Provision
  for Loan Losses                          33,505    29,671     32,153     34,683      35,262
Other Income                                8,172     8,109     23,804     14,473       9,049
Net Gains (Losses) on Securities
  Transactions                                408        74       (101)        23        (481)
Less: Other Expense                        24,506    21,702     24,774     29,769      31,374
Income Before Income Taxes                 17,579    16,152     31,082     19,410      12,456
Provision for Income Taxes                  5,744     5,155     10,822      6,986       1,131
Net Income                                $11,835   $10,997    $20,260    $12,424     $11,325

Earnings Per Common Share1:
Basic                                     $  1.88   $  1.71    $  2.98     $  1.72    $  1.55
Diluted                                      1.85      1.69       2.95        1.71       1.50

Per Common Share1:
Cash Dividends                            $   .81   $   .71    $   .57     $   .45    $   .28
Book Value                                  12.39     11.65      11.17        9.45       8.03
Tangible Book Value2                        10.32      9.46      10.89        9.15       7.79

Consolidated Year-End Balance
  Sheet Data:
Total Assets                             $939,029  $831,559   $652,603    $789,790   $746,431
Securities Available-for-Sale             267,731   221,837    171,743     178,645     53,868
Securities Held-to-Maturity                63,016    44,082     30,876      13,921    129,735
Loans and Leases, Net of
  Unearned Income                         546,126   485,810    393,511     517,787    507,553
Nonperforming Assets                        3,592     3,999      2,754       6,765      7,825
Deposits                                  775,597   720,915    541,747     694,453    650,485
Other Borrowed Funds                       24,032    24,755     22,706      15,297     24,865
Long-Term Debt                             45,000       ---        ---         ---      5,007
Shareholders' Equity                       77,146    73,871     74,296      67,504     58,405

Selected Key Ratios:
Return on Average Assets                     1.36%     1.49%     2.86%        1.60%      1.52%
Return on Average Equity                    15.51     15.19      8.78        19.45      20.79
Dividend Payout                             43.78     41.49     19.47        25.89      19.08
Average Equity to Average Assets             8.74      9.80      9.95         8.22       7.34


1 Per share amounts have been adjusted for the 1998 ten percent, the 1997 five percent, the 1996 ten percent and the 1995 four percent stock dividends.
2 Tangible book value excludes from total equity intangible assets, primarily goodwill associated with branch purchases.

Item 7:  Management's Discussion and Analysis of
Financial Condition and Results of Operations


The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 1998 and the financial condition of the Company as of December 31, 1998 and 1997. Per share amounts have been restated to reflect the ten percent stock dividend paid in August 1998 and the five percent stock dividend paid in November 1997. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.


A. OVERVIEW


The Company reported net income of $11.8 million for 1998 compared to net income of $11.0 million for 1997 and $20.3 million for 1996. As indicated in the following table "Summary of Core
Earnings," net income from each year included nonrecurring items. For 1997, the principal nonrecurring item was a favorable tax settlement with New York State over a combined reporting issue. For 1996 the major item was the $10.3 million in net after-tax gains from the sale of the Company's Vermont bank. Net income, on a recurring basis, increased $1.5 million, or 15.2%
from 1997 to 1998 after increasing by $157 thousand, or 1.6% from 1996 to 1997. Diluted earnings per share (stated on a recurring basis) increased $.27, or 17.5%, from 1997 to 1998, and by $.10, or 6.9%, from 1996 to 1997.

The following analysis adjusts net income for nonrecurring items to arrive at a comparative presentation of the Company's "core" earnings.
Also presented are "cash" earnings per share, which adds-back to recurring net income the amortization of goodwill, net of tax, associated with branch purchases.

SUMMARY OF CORE EARNINGS
(In Thousands, Except Per Share Data)
                                                       1998      1997      1996
Net Income, as Reported                             $11,835   $10,997   $20,260
Nonrecurring Items, Net of Tax:
  Divestiture of Vermont Banking Operations             ---       ---   (10,267)
  State Tax Settlement                                  ---      (464)      ---
  OREO Transactions                                     (10)      (70)      174
  Net Securities Transactions                          (241)      (44)       57
  Other                                                 ---      (361)     (323)
Recurring Net Income                                $11,584   $10,058   $ 9,901

Recurring Diluted Earnings Per Share                 $ 1.81    $ 1.54    $ 1.44
Recurring "Cash" Diluted Earnings Per Share            1.90      1.59      1.44
Diluted Earnings Per Share, as Reported                1.85      1.69      2.95

Return on Average Assets                               1.36%     1.49%     2.86%
Return on Average Assets,
   Based on Recurring Net Income                       1.33      1.36      1.41

Return on Average Equity                              15.51%    15.19%    28.78%
Return on Average Equity,
   Based on Recurring Net Income                      15.20     14.02     15.46



At the end of the second quarter of 1997, the Company completed the acquisition of six branches from Fleet Bank, extending the Company's market area northward to Plattsburgh, New York. Effects of the acquisition are discussed in various sections of this "Management's Discussion and Analysis" and in Note 25 to the Consolidated
Financial Statements.

At December 31, 1998, the Company's tangible book value per share (shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $10.32, an increase of $.86, or 9.1%, from the prior year-end. The increase was primarily attributable to retained current year earnings. At year-end, the average of the Company's bid and asked stock price was $26.125, resulting in a trading multiple of 2.53 to tangible book value.

The Company's cash dividend for the first two quarters of 1998, as restated for the August 1998
10% stock dividend, was $.19. The Company increased its quarterly cash dividend to $.21 for the third quarter and again to $.22 for the fourth quarter of 1998. On an annual basis, cash dividends of $.81 for 1998 increased $.10, or 14.1%, from cash dividends of $.71 in 1997.

Nonperforming assets amounted to $3.6 million at December 31, 1998, a decrease of $485 thousand from the prior year-end. At year-end, the allowance for loan losses, at $6.7 million, represented 230% of nonperforming loans.

Acquisition of Six Fleet Branches

On June 27, 1997, the Company completed the acquisition of six branches in upstate New York from Fleet Bank, a subsidiary of Fleet Financial
Group, Hartford, CT. The branches, located in the towns of Plattsburgh (2), Lake Luzerne, Port
Henry, Ticonderoga and Warrensburg, became branches of Glens Falls National Bank. Glens
Falls National Bank acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches.
Total deposit liabilities at the branches assumed by Glens Falls National Bank were approximately
$140 million and the total amount of branch-related
 loans acquired was approximately $34
million.  Under the purchase agreement, Glens
Falls National Bank also acquired from Fleet an additional $10 million of residential real estate loans not related to the branches.

Divestiture of Vermont Operations

During 1996, in three separate transactions, the Company completed the divestiture of its Vermont subsidiary, Green Mountain Bank ("GMB"). In
January, the Company sold eight branches of GMB, with related deposits and loans, to Mascoma
Savings Bank, Lebanon, NH.  In August, the
Company sold GMB's trust business to Vermont
National Bank, Brattleboro, VT. In September, the
Company sold the remaining branches of GMB, with related deposits and loans, to ALBANK, FSB, Albany, NY. The charter of GMB was liquidated in 1997 and remaining net assets distributed to the Company. All significant assets relating to the business or operations of GMB have been sold, except for the building which served as GMB's main office in Rutland, VT, which was held for sale at December 31, 1998.

Total loans and deposits transferred in the three
Vermont sale transactions amounted to
approximately $148 million and $208 million, respectively. These and other changes are more fully described in the following analysis of the results of operations and changes in financial condition. The net gain realized on these sale transactions in 1996, net of tax, was approximately $10.3 million.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 1998 and the prior two years.

I. NET INTEREST INCOME (Fully Taxable Basis)

Net interest income represents the difference between interest and dividends earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.
Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and costs paid (rate). Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of earning assets and the net interest margin.

COMPARISON OF NET INTEREST INCOME
(Dollars In Thousands) (Fully Taxable Basis)

                      Years Ended December 31,            Change From Prior Year
                         1998     1997     1996         1998                     1997
                                                 Amount     Percent     Amount    Percent
Interest and
  Dividend Income      $64,131  $55,705  $55,517  $ 8,426    15.1%     $   188       .3%
Interest Expense        28,142   23,887   21,826    4,255    17.8        2,061      9.4
Net Interest Income    $35,989  $31,818  $33,691$   4,171    13.1      $(1,873)    (5.6)

On a tax-equivalent basis, net interest income was $36.0 million in 1998, an increase of $4.2 million, or 13.1% from $31.8 million in 1997.
Factors contributing to the $4.2 million increase in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME
(In Thousands) (Fully Taxable Basis)

                                1998 Compared to 1997   1997 Compared to 1996
                            Change in Net Interest IncomeChange in Net Interest Income
                                       Due to:                  Due to:
                                   Volume    Rate  Total  Volume   Rate   Total
Interest and Dividend Income:
Federal Funds Sold                   $  (404)  $   (23)  $ (427)      $   363   $    30   $   393
Securities Available-for-Sale
  Taxable                              2,788      (464)   2,324           626       493     1,119
  Non-Taxable                            529         3      532            60       ---        60
Securities Held-to-Maturity:
  Taxable                                167       (71)      96         1,394         9     1,403
  Non-Taxable                            772      (161)     611           517       (27)      490
Loans and Leases                       6,524    (1,234)    ,290        (1,882)   (1,395)   (3,277)
Total Interest and Dividend Income    10,376    (1,950)   8,426         1,078      (890)      188

Interest Expense:
Deposits:
  Interest-Bearing Demand Deposits       794      (328)     466           383       297       680
  Regular and Money Market Savings       418      (350)      68          (326)     (108)     (434)
  Time Deposits of $100,000 or More    1,313        28    1,341           426       110       536
  Other Time Deposits                  1,287        43    1,330           848       204     1,052
Total Deposits                         3,812      (607)   3,205         1,331       503     1,834

Short-Term Borrowings                    262       (61)     201           196        31       227
Long-Term Debt                           849       ---      849           ---       ---       ---
Total Interest Expense                 4,923      (668)   4,255         1,527       534     2,061
Net Interest Income                  $ 5,453   $(1,282)  $4,171       $  (449)  $(1,424)  $(1,873)



The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 1998, 1997 and 1996
(I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities,
(III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread
(average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities.
Nonaccrual loans are included in average loans and leases, while unearned income has been eliminated.


AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS
Arrow Financial Corporation and Subsidiaries
(Fully Taxable Basis using a marginal tax rate of 35%)
(Dollars In Thousands)

Years Ended December 31,          1998                            1997                           1996
                                Interest   Rate                 Interest Rate                 Interest    Rate
                      Average    Income/   Earned/   Average    Income/  Earned/      Average  Income/   Earned/
                      Balance    Expense    Paid     Balance     Expense  Paid        Balance   Expense   Paid
Federal Funds Sold   $ 11,280     $   609   5.40%   $ 18,752     $ 1,035   5.52%      $ 12,150  $   642   5.28%
Securities Available-
 for-Sale: (1)
  Taxable             226,447      14,542   6.42     183,261      12,219   6.67        173,703    1,100   6.39
  Non-Taxable          10,005         597   5.97       1,142          65   5.73             80        5   5.75
Securities Held-to-
  Maturity:
  Taxable              22,825       1,560   6.84      20,413       1,464   7.17            959       61   6.36
  Non-Taxable          32,988       2,445   7.41      22,713       1,834   8.08         16,316    1,344   8.24
Loans & Leases        514,348      44,378   8.63     439,103      39,088   8.90        459,946   42,365   9.21
otal Earning Assets   817,893      64,131   7.84     685,384      55,705   8.13        663,154   55,517   8.37
Allowance For Loan
 Losses                (6,514)                        (6,021)                          (10,102)
Cash and Due
  From Banks           22,891                         26,341                            25,303
Other Assets           39,101                         32,732                            28,975
  Total Assets       $873,371                       $738,436                          $707,330
Deposits:
 Interest-Bearing
   Demand Deposits   $171,209       4,933   2.88    $144,204       4,467   3.10       $131,438    3,787   2.88
Regular and Money
   Market Savings     161,874       4,251   2.63     146,529       4,183   2.85        157,892    4,617   2.92
 Time Deposits of
   $100,000 or More   112,226       6,075   5.41      87,956       4,734   5.38         79,996    4,198   5.25
 Other Time Deposits  195,283      10,715   5.49     171,820       9,385   5.46        156,236    8,333   5.33
   Total Interest-
   Bearing Deposits   640,592      25,974   4.05     550,509      22,769   4.14        525,562   20,935   3.98

Short-Term Borrowings  28,001       1,319   4.71      22,491       1,118   4.97         18,524      891   4.81
Long-Term Debt.        16,548         849   5.13         ---         ---    ---            ---      ---    ---
  Total Interest-
    Bearing Funds     685,141      28,142   4.11     573,000      23,887   4.17        544,086   21,826   4.01

Demand Deposits        96,149                         78,704                            77,479
Other Liabilities      15,752                         14,339                            15,374
  Total Liabilities   797,042                        666,043                           636,939
Shareholders' Equity   76,329                         72,393                            70,391
  Total Liabilities
  and Shareholders'
  Equity             $873,371                       $738,436                          $707,330
Net Interest Income
(Fully Taxable Basis)              35,989                         31,818                         33,691
Reversal of Tax
  Equivalent
  Adjustment                       (1,098)                          (844)                          (642)
Net Interest Income               $34,891                        $30,974                        $33,049
Net Interest Spread                         3.73%                         3.96%                           4.36%
Net Interest Margin                         4.40%                         4.64%                           5.08%

CHANGES IN NET INTEREST INCOME DUE TO RATE


YIELD ANALYSIS                                              December 31,
                                                       1998      1997      1996
Yield on Earning Assets                                7.84%     8.13%     8.37%
Cost of Interest-Bearing Liabilities                   4.11      4.17      4.01
Net Interest Spread                                    3.73%     3.96%     4.36%
Net Interest Margin                                    4.40%     4.64%     5.08%

The following items have a major impact on changes in net interest income due to rate:
general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitive gap) during periods of interest rate changes and the level of nonperforming loans. The change in net interest income due to changes in rate was a decrease of $1.3 million in 1998 and a decrease of $1.4 million in 1997.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates and sets changes to the Federal Reserve Bank discount rate. The following chart presents recent changes:


Key Interest Rate Changes 1996 - 1998

                                         Federal
                              Discount     Funds     Prime
Date                              Rate      Rate      Rate
November 17, 1998                 4.50%     4.75%     7.75%
October 8, 1998                   4.75      5.00      8.00
September 29, 1998                4.75      5.25      8.25
March 26, 1997                    4.75      5.50      8.50
January 31, 1996                  5.00      5.25      8.00

In the fall of 1998, after 18 months of relative interest rate stability, the Federal Reserve
Board took steps in its open market operations leading to three 25 basis point decreases in the federal funds target rate, which led to parallel changes in the prime rate.

Net interest margin for 1998, at 4.40%,
represented a 24 basis point decrease from the net interest margin of 4.64% in 1997. This reflects a 29 basis point decrease in the yield on earning assets and a 6 basis point decrease in the cost of paying liabilities from 1997 to 1998.


The decrease in net interest margin was primarily attributable to three factors: (i) The lack of any significant slope to the yield curve (the normal slope of the yield curve is caused by higher yields for instruments with longer maturities) was the most significant factor leading to the decrease in net interest margin from 1997 to 1998, since the Company was unable to obtain the same spread as in prior periods between longer-term interest bearing liabilities and earning assets as those items repriced. (ii)
The fact that the decrease in the yield on earning assets was greater than the decrease in the cost of paying liabilities from 1997 to 1998 reflected the competitive environment for loan products in the Company's market area. (iii) The
Company took advantage of its borrowing
arrangement with the Federal Home Loan Bank
("FHLB") during 1998. These FHLB borrowings, amounting to $45 million by year-end, were primarily secured by 1-4 family residential real estate loans. The spread that the Company was able to earn on the difference between the rates on the FHLB advances and in invested funds, was less than the Company's total net interest spread. However, there was a positive increase to net interest income, even though there was a negative impact on net interest margin.

In the 1996 to 1997 analysis, the negative impact on net interest income attributable to rate changes was $1.4 million.

Although the Federal Reserve Board did not raise the discount rate during 1997, its open market operations early in 1997 led directly to a 25 basis point increase in the federal funds overnight rate. This increase in the cost of federal funds was mirrored in an overall increase in the cost of funds to the Company, while at the same time its yield on earning assets decreased.

The net interest margin for 1997, at 4.64%,
represented a 44 basis point decrease from the
net interest margin of 5.08% in 1996.  This
reflected a 24 basis point decrease in the yield
on earning assets and a 16 basis point increase
in the cost of paying liabilities from 1996 to
1997.   A significant shift in the mix of earning
assets between the two periods accounted for most of the decrease in the yield on earning assets.
After the sale of the remaining Vermont branches at the end of September 1996, and particularly after the June 1997 acquisition of the six Fleet branches, the Company maintained a significantly larger portion of its earning assets in securities and federal funds sold, which were at lower yields than the Company's loan portfolio.
This was due to the fact that the Vermont banking operations maintained a high loan to deposit ratio during the 1996 period whereas the loan to deposit ratio of the Fleet branches acquired was much lower; the lower-yielding liquid assets received from Fleet were only gradually reinvested in securities and loans. The 1996 to 1997 change was further exasperated by the fact that, in the 1996 period, the yield on loans in the Vermont portfolio was temporarily boosted as a result of unexpected payments on certain restructured loans reported in that period as interest income. Also contributing to the 1996 to 1997 decline in net interest margin was a shift in the New York based loan portfolio of loan products between the years favoring lower yielding indirect loans.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's earning assets and interest-bearing liabilities is included later in this report under Item 7A
"Quantitative and Qualitative Disclosures About
Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES
(Dollars in Thousands)
                                                               Change         % Change
                         1998      1997       1996        1998       1997   1998    1997
Earning Assets       $817,893  $685,384   $663,154    $132,509   $ 22,230   19.3%    3.4%
Interest-Bearing
  Liabilities         685,141   573,000    544,086     112,141     28,914   19.6     5.3
Demand Deposits        96,149    78,704     77,479      17,445      1,225   22.2     1.6
Total Assets          873,371   738,436    707,330     134,935     31,106   18.3     4.4
Earning Assets to
  Total Assets          93.65%    92.82%     93.75%       .83%      (.94)%   0.9    (1.0)



In general, changes in the volume of earning assets and paying liabilities will result in corresponding changes in net interest income.
However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates. The change in net interest income due to changes in volume was an increase of $5.5 million in 1998 and a decrease of $449 thousand in 1997.

Average earning assets increased by $132.5 million, or 19.3%, between 1997 and 1998.
Average interest-bearing liabilities increased similarly, by 19.6%, between the two years. This increase in volume led to a $5.5 million increase in net interest income from 1997 to 1998. While the Fleet branch acquisition had a significant impact on the increase in average earning assets between 1997 and 1998, due to the fact that the average balances in 1997 only had a six month impact on average earning assets in that year, the chief factor was the internal asset growth in 1998 itself. From year-end 1997 to year-end 1998 earning assets increased $108.6 million. Of that increase, $60.3 million occurred within the loan portfolio, with nearly all of the increases attributable to indirect automobile loans and residential real estate loans. During 1998 the Company took advantage of its borrowing agreement with the FHLB accepting advances of $45 million by year-end. The remaining increase in earning assets was essentially funded primarily by deposit growth.

Average earning assets increased by $22.2 million, or 3.4%, between 1996 and 1997.
However, average interest-bearing liabilities increased even more, by 5.3%, between the two years. The negative impact of faster growth in interest-bearing liabilities than in earning assets was exacerbated by shifts within average earning assets between the two years. The disposition of the Vermont bank in 1996 involved the sale of an operation with a relatively high loan-to-deposit ratio. The acquisition of six branches from Fleet Bank in June 1997, on the other hand, involved the acquisition of a relatively small percentage of loans
(approximately $44 million) and a relatively high level of lower-yielding liquid assets
(approximately $80 million in cash) with the latter initially being invested in federal funds and only gradually being reinvested in higher-yielding securities and loans.

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

The provision for loan losses was largely influenced by the level of nonperforming loans, the expected future levels of nonperforming loans, by the level of loans actually charged-off against the allowance for loan losses during the year and by the change in the mix of loan categories within the loan portfolio.

At December 31, 1998, nonperforming loans amounted to $2.9 million, a decrease of 20.5% from the balance at December 31, 1997. The decrease was primarily attributable to one large commercial loan, placed on nonaccrual status during 1997, which fully paid-off in 1998.

At December 31, 1998 the allowance for loan losses was $6.7 million. The allowance for loan losses was 230% of the amount of nonperforming loans at that date.

During 1998, loan losses charged against the allowance, net of recoveries, were $835 thousand, or .16% of average loans for the period. The provision for loan losses charged to expense for 1998 was $1.4 million, or .27% of average loans for the period.

At December 31, 1997, nonperforming loans amounted to $3.7 million, an increase of 40.7% from the balance at December 31, 1996. The increase was primarily attributable to a large commercial loan placed on nonaccrual status during 1997, the same loan discussed above that was fully paid off in 1998.

At December 31, 1997 the allowance for loan losses was $6.2 million. The allowance for loan losses was 168% of the amount of nonperforming loans at that date.

During 1997, loan losses charged against the allowance, net of recoveries, were $1.4 million, or .32% of average loans for the period. The provision for loan losses charged to expense for 1997 was $1.3 million, or .30% of average loans for the period. In addition, in mid-1997, the Company made a purchase acquisition adjustment to the allowance of $700 thousand for loans acquired in the Fleet branch transaction. This adjustment represented the allowance for inherent risk of loss in the loans acquired.

During 1996, loan losses charged against the allowance, net of recoveries, were $580 thousand, or .13% of average loans for the period.
However, the allowance for loan losses was significantly reduced during the year by $6.8 million. This was the amount of the reserve attributable to loans transferred in the divestiture of the Vermont banking operations.
These reductions in the allowance for loan losses were offset in part by a provision for loan losses of $896 thousand, or .19% of average loans for the year.

At December 31, 1996 the allowance for loan losses was $5.6 million. The allowance for loan losses was 213% of the amount of nonperforming loans at that date.

During 1995, nonperforming assets continued the steady decline begun in 1991. The primary portion of the decrease in nonperforming assets in 1995 came from the sale of OREO out of the Vermont banking operations. Nonaccrual loans increased $626 thousand or 17.3% from the year-end
 1994 balance. The increase in nonaccrual loans was due primarily to the aggregate borrowing of one large commercial borrower, which was placed on nonaccrual status in 1995.
That loan was accounted for under SFAS No. 114 and was being carried at its estimated fair value. Loans reported as troubled debt restructures at December 31, 1994, were classified as performing in 1995.

Net loan losses for 1995 were $1.4 million.
These losses compare to net loan losses of $2.8 million for the year ended December 31, 1994. As a ratio to average loans, the net loan losses were .27% and .56%, for the same respective periods.

The provision for loan losses in 1994 was actually a credit to the consolidated statement of income resulting in a reduction in the allowance for loan losses. During the second quarter of 1994, with nonperforming assets at significantly reduced levels and a substantial sale of OREO from the Company's Vermont operations having been completed, the Company reduced the allowance for loan losses by $1.5 million. This reduction was effected by means of a credit to the provision for loan losses. As a result, for the twelve month period ended
December 31, 1994, the Company's net provision for loan losses was a net credit of $950 thousand and as a ratio of average loans, the provision was (.19)% in 1994.


         SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
    (Dollars In Thousands) (Loans and Leases, Net of Unearned Income)

Years-Ended December 31,                    1998       1997       1996       1995       1994
Loans and Leases at End of Period       $546,126   $485,810   $393,511   $517,787   $507,553
Average Loans and Leases                 514,348    439,103    459,946    513,266    502,224
Total Assets at End of Period            939,029    831,599    652,603    789,790    746,431

Nonperforming Assets:
Nonaccrual Loans:
Construction and Land Development         $  ---    $   ---    $   ---    $   104    $   327
Commercial Real Estate                       191        119         83      1,299      1,050
Commercial Loans                             671      1,951      1,487      1,979      1,017
Other                                      1,408      1,251        727        862      1,224
  Total Nonaccrual Loans                   2,270      3,321      2,297      4,244      3,618

Loans Past Due 90 or More Days and
  Still Accruing Interest                    657        363        321        111        231
Restructured Loans in Compliance with
  Modified Terms                             ---        ---        ---        ---        580
    Total Nonperforming Loans              2,927      3,684      2,618      4,355      4,429
Repossessed Assets                            38         78         45         25          1
Other Real Estate Owned                      627        315        136      2,410      3,396
    Total Nonperforming Assets            $3,592    $ 4,077    $ 2,799    $ 6,790    $ 7,826

Allowance for Loan Losses:
Balance at Beginning of Period            $6,191    $ 5,581    $12,106    $12,338    $16,078

Allowance Acquired (Transferred)             ---        700     (6,841)       ---        ---

Loans Charged-off:
  Commercial, Financial
    and Agricultural                       (166)       (596)      (185)      (579)      (997)
  Real Estate - Commercial                  (43)        ---       (104)      (369)      (689)
  Real Estate - Construction                ---         ---         (2)      (101)    (1,181)
  Real Estate - Residential                (133)       (121)       (57)      (160)      (143)
  Installment Loans to Individuals         (836)       (881)      (598)      (562)      (476)
  Lease Financing Receivables               ---         ---        ---        ---        ---
    Total Loans Charged-off              (1,178)     (1,598)      (946)    (1,771)     3,486)

Recoveries of Loans Previously
   Charged-off:
  Commercial, Financial
    and Agricultural                         19          27         84         76        260
  Real Estate - Commercial                  ---           2         48        104         35
  Real Estate - Construction                ---         ---        ---         10         68
  Real Estate - Residential                  23           3         12          8        143
  Installment Loans to Individuals          301         173        222        171        188
  Lease Financing Receivables               ---         ---        ---        ---          2
    Total Recoveries of Loans
      Previously Charged-off                343         205        366        369        696
    Net Loans Charged-off                  (835)     (1,393)      (580)    (1,402)    (2,790)
Provision for Loan Losses
  Charged to Expense                      1,386       1,303        896      1,170       (950)

Balance at End of Period                 $6,742     $ 6,191    $ 5,581    $12,106    $12,338

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
  of Average Loans                         .16%        .32%       .13%       .27%       .56%
Provision for Loan Losses
  as a Percentageof Average Loans          .27         .30        .19        .23       (.19)
Allowance for Loan Losses
 as a Percentage of Period-end Loans      1.23        1.27       1.42       2.34       2.43
Allowance for Loan Losses
  as a Percentage of
  Nonperforming Loans                   230.32      168.05     213.18     277.98     278.57
Nonperforming Loans as a Percentage
  of Period-end Loans                      .54         .76        .67        .84        .87
Nonperforming Assets as a Percentage
  of Period-end Total Assets               .38         .49        .43        .86       1.05



III. OTHER INCOME

The majority of other (i.e., noninterest) income is derived from fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring sources. Net gains or losses on the sale of securities available-for-sale is another category of other income.


ANALYSIS OF OTHER INCOME
(Dollars In Thousands)                                                     Change
                                      December 31,               Amount             Percent
                               1998     1997        1996    1998         1997    1998      1997
Income from Fiduciary
  Activities                $ 3,025  $ 2,672     $ 3,458   $ 353     $   (786)   13.2%    (22.7)%
Fees for Other Services       4,236    3,723       3,959     513         (236)   13.8      (6.0)
Net Securities
  Gains (Losses)                408       74        (101)    334          175    51.4       ---
Net Gain on Divestiture of
 Vermont Operations             ---      ---      15,330     ---      (15,330)    ---       ---
Other Operating Income          911    1,714       1,057    (803)         657   (46.8)     62.2
  Total Other Income        $ 8,580  $ 8,183     $23,703   $ 397     $(15,520)    4.9     (65.5)

Total other income increased $397 thousand, or 4.9%, from 1997 to 1998. Without regard to net securities transactions and one-time nonrecurring items, total other income was $8.2 million for 1998 and $7.4 million for 1997, an increase of $738 thousand, or 9.9%.

For 1998, income from fiduciary activities increased $353 thousand, or 13.2%, from 1997.
The increase was in large part attributable to an increase in fees from processing estates, a source of fee income which is not consistent from year to year. At year-end, trust assets under management amounted to $598.8 million, an increase of $71.9 million, or 13.6%, from year-end
1997, with a modest increase in the total number of accounts under administration.

Fees for other services include deposit service charges, credit card merchant processing fees, safe deposit box fees and loan servicing fees.
These fees amounted to $4.2 million in 1998, an increase of $513 thousand, or 13.8%, from 1997.
The increase in 1998 was primarily attributable to increased deposit service charges (largely traceable to the deposit accounts acquired in the Fleet transaction which were only held for six months in the 1997 period) and increased fee income from processing merchant credit card transactions.

Other operating income includes, as a primary component, fees earned on servicing credit card portfolios for correspondent banks. This category of noninterest income also includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.
For 1998, other operating income, on a recurring basis, amounted to $895 thousand, a decrease of $127 thousand, or 12.4%, from $1.022 million in 1997. The decrease was primarily attributable to a decrease in fees from servicing credit card portfolios for correspondent banks.

During 1998, the Company realized net securities gains of $408 thousand on the sale of $41.0 million from its available-for-sale portfolio.
The primary purpose of these sales was to extend the weighted average maturity of the investments in that portfolio.

For the 1996 to 1997 comparison, without regard to the $15.3 million net pre-tax gain on the divestiture of the Vermont operations in 1996 and the impact of net securities transactions in both years, other income for 1997 decreased $365 thousand, or 4.3%, from the 1996 period.
Income from fiduciary activities decreased $786 thousand, or 22.7%, from 1996 to 1997. The
Vermont trust business, which was sold in August
1996, had represented approximately one half of the Company's income from fiduciary activities.
The Company did not acquire any trust business from Fleet in the June 1997 branch acquisition.
Income from the New York based trust business increased by $249 thousand, or 10.3% from 1996 to 1997, but this was not enough to offset the decrease in trust income resulting from the Vermont sale. Trust assets under management were $526.9 million at December 31, 1997, an increase of $92.3 million, or 21.2%, from December 31, 1996.

Fees for other services amounted to $3.7 million in 1997, a decrease of $236 thousand, or 6.0%, from 1996. The decrease was primarily attributable to loan servicing fees related to serviced loans transferred in the disposition of Vermont operations in September 1996. To a lesser extent, the decrease was attributable to the fact that the Company sold deposit balances in 1996 of $108 million, which contributed fee income for nine months in that period, and purchased $140 million of deposit balances from Fleet in June 1997, which contributed service fee income for only six months in that year.

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

ANALYSIS OF OTHER EXPENSE
(Dollars In Thousands)
                                                                             Change
                                      December 31,                 Amount             Percent
                               1998      1997       1996      1998       1997     1998       1997
Salaries and Benefits       $13,810   $12,726    $14,971    $1,084    $(2,245)     8.5%     (15.0)%
Net Occupancy Expense         1,674     1,561      1,790       113       (229)      7.2      (12.8)
Furniture and Equipment       2,190     1,792      1,677       398        115      22.2        6.9
Other Operating Expense       6,832     5,623      6,336     1,209       (713)     21.5      (11.3)
   Total Other Expense      $24,506   $21,702    $24,774    $2,804    $(3,072)     12.9      (12.4)

Other expense for 1998 amounted to $24.5 million, an increase of $2.8 million, or 12.9%, from 1997.
The most significant factor in the year-to-year increase was the June 1997 Fleet branch acquisition, which had a full twelve month impact on 1998 but only a six month impact on 1997.

Upon acquisition of the Fleet branches in June
1997, the Company retained all 34 employees (32 full-time equivalent). Total full-time equivalent staff at the end of 1998 was 366, an increase of 16, or 4.6%, from year-end 1997. The
8.5% period-to-period increase in salary and benefit expenses also included normal salary raises.

Occupancy expense increased by 7.2% from 1997 to 1998. The increase, again, was primarily attributable to the acquisition of six Fleet branches in June 1997.

The increase in furniture and equipment expense of $398 thousand, or 22.2%, from 1997 to 1998 was affected by the branch acquisition and also by the increased depreciation expense resulting from a significant investment in software and hardware for servicing the Company's and correspondent banks' credit card portfolios.

Other operating expense increased $1.2 million, or 21.5% from 1997 to 1998. This category of expense includes the amortization of goodwill associated with branch acquisitions. The 1997 period included only six months of expense for the branches acquired from Fleet in mid-1997, whereas the 1998 period included a full year.
Total goodwill amortization expense for 1998 was $944, an increase of $451 thousand from 1997.
The Company also devoted significant resources towards establishing a marketing presence in the Plattsburgh, New York area. The Company's costs to implement its year 2000 preparedness program are reported in section G of "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

In the prior year comparison, other expense for 1997 amounted to $21.7 million, a decrease of $3.1 million, or 12.4%, from 1996. Most of the decrease was in the area of employee salaries and benefits. With the sale of the Vermont operations in 1996, the Company reduced the number of its employees by 83 (71 full-time equivalent), most of whom continued as employees of the purchasers. Upon acquisition of the Fleet branches in June 1997, the Company retained all 34 employees (32 full-time equivalent). The net reduction in staff was primarily responsible for the $2.2 million decrease in salaries and benefits, offset in part by normal salary increases.

Occupancy expenses and other operating expenses decreased by 12.8% and 11.3%, respectively, from 1996 to 1997. The decreases, again, were primarily attributable to the fact that the decrease in expenses resulting from the sale of the Vermont operations in 1996 outweighed the increase in expenses resulting from the acquisition of six Fleet branches in June 1997.

Furniture and equipment expense increased by $115 thousand, or 6.9%, from 1996 to 1997, primarily due to an investment in data processing equipment at the end of 1996.


V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.


INCOME TAXES AND EFFECTIVE RATES
(Dollars in Thousands)                                Years Ended December 31,
                                                       1998      1997      1996
Provision for Income Taxes                           $5,744    $5,155   $10,822
Effective Tax Rate                                     32.7%     31.9%     34.8%

The provisions for federal and state income taxes amounted to $5.7 million, $5.2 million and $10.8 million for 1998, 1997 and 1996, respectively.

The effective income tax rates for 1998, 1997 and 1996 were 32.7%, 31.9% and 34.8%, respectively.
The increase in the effective income tax rate from 1997 to 1998, as well as the decrease in the effective income tax rate from 1996 to 1997 was primarily attributable to a favorable settlement with the New York State Department of Taxation and Finance over a combined reporting issue in the first quarter of 1997. Adjusting for the effects of the 1997 settlement, the effective rate for 1997 was 34.8%. As adjusted for 1997, the decrease in the effective rate from 1997 to 1998 was primarily attributable to the implementation of certain tax planning strategies.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired or are being held.
Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income. At December 31, 1998, the Company held no trading securities.


Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 1998, 1997 and 1996.


SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                                               December 31,
                                                        1998      1997      1996
U.S. Treasury and Agency Obligations                $ 30,134  $ 76,006  $ 95,733
State and Municipal Obligations                        9,240     2,999       ---
Collateralized Mortgage Obligations                   69,257    67,207    42,894
Other Mortgage-Backed Securities                     120,104    64,057    21,732
Corporate and Other Debt Securities                   34,953     9,145     9,184
Mutual Funds and Equity Securities                     4,043     2,423     2,200
  Total                                             $267,731  $221,837  $171,743

Other mortgage-backed securities principally consisted of agency mortgage pass-through securities. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMOs") separate the repayments into two or more components
(tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities guaranteed by federal agencies and tranches of CMOs with shorter maturities. Included in corporate and other debt securities are highly rated corporate bonds.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 1998. CMO's and other mortgage-backed securities are included in the table based on their expected average lives.


MATURITIES OF SECURITIES AVAILABLE-FOR-SALE
(In Thousands)                               After     After
                                  Within     1 But     5 But     After
                                     One    Within    Within        10
                                    Year   5 Years  10 Years     Years     Total

U.S. Treasury and
  Agency Obligations             $ 1,513  $ 13,317   $15,304    $   --  $ 30,134
State and Municipal
 Obligations                       7,240       ---       ---     2,000     9,240
Collateralized Mortgage
 Obligations                      25,865    43,392       ---       ---    69,257
Other Mortgage-Backed
 Securities                          728   114,332     5,044       ---   120,104
Corporate and
  Other Debt Securities           30,869     3,084       ---     1,000    34,953
Mutual Funds and
  Equity Securities                  ---       ---       ---     4,043     4,043
    Total                        $66,215  $174,215   $20,348    $7,043  $267,731


The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 1998.


YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)                After     After
                                 Within     1 But     5 But     After
                                    One    Within    Within        10
                                   Year   5 Years  10 Years     Years     Total

U.S. Treasury and
  Agency Obligations               6.66%     5.94%     6.46%      ---%     6.24%
State and Municipal
  Obligations                      5.99       ---       ---      8.65      6.56
Collateralized Mortgage
  Obligations                      6.52      6.32       ---       ---      6.40
Other Mortgage-Backed
  Securities                       6.85      6.44      6.14       ---      6.43
Corporate and
  Other Debt Securities            5.88      7.32       ---      9.90      6.12
Mutual Funds and
  Equity Securities                 ---       ---       ---      6.88      6.88
    Total                          6.19      6.39      6.37      7.81      6.37

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1998. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

During 1998, the Company realized net securities gains of $408 thousand on the sale of $41.0 million from its available-for-sale portfolio.
The primary purpose of the sales was to extend the weighted average maturity of investments in the portfolio, by reinvesting in securities with later expected maturities.

During 1997, the Company realized net gains of $74 thousand on the sale of securities available-for-sale. Proceeds from these sales amounted to $37.0 million with gross gains of $137 thousand, offset in part by gross losses of $63 thousand.
Proceeds were reinvested in available-for-sale securities having later maturities than the securities sold.

During 1996, the Company realized net losses of $101 thousand on the sale of $51.1 million of securities from the available-for-sale portfolio.
Proceeds from sales early in the year were used to provide funds required in completing the sale of eight branches of the Vermont bank to Mascoma
Savings Bank, a transaction in which the deposit liabilities assumed by the purchaser substantially exceeded the loans and other branch-related assets acquired including the deposit premium. Other sales of securities from the available-for-sale portfolio were used to extend the average maturity and increase the yield on the portfolio.

At December 31, 1998 and 1997, the weighted average maturity was 2.6 and 2.4 years, respectively, for debt securities in the available-for-sale portfolio.

At December 31, 1998 the net unrealized gain on securities available-for-sale amounted to $1.1 million. The net unrealized gain or loss, net of tax, is reflected in accumulated other comprehensive income.
Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years.


SECURITIES HELD-TO-MATURITY
(In Thousands)                                               December 31,
                                                        1998      1997     1996
U.S. Treasury and Agency Obligations                 $ 3,989   $   ---  $   ---
State and Municipal Obligations                       42,458    24,800   19,765
Other Mortgage-Backed Securities                      16,569    19,282   11,111
  Total                                              $63,016   $44,082  $30,876


For information regarding the fair value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated
Financial Statements in Part II, Item 8 of this report.


The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 1998. Other mortgage-backed securities are allocated to maturity periods based on final maturity date.



MATURITIES OF SECURITIES HELD-TO-MATURITY
(In Thousands)
                                                       After     After
                                            Within     1 But     5 But     After
                                              One    Within    Within        10
                                             Year   5 Years  10 Years     Years     Total

U.S. Treasury and Agency Obligations        $  ---    $  ---   $ 3,989   $   ---     $ 3,989
State and Municipal Obligations. .           4,055     3,874    17,208    17,321      42,458
Other Mortgage-Backed Securities               ---       ---       ---    16,569      16,569
Total Securities Held-to-
 Maturity                                   $4,055    $3,874   $21,197   $33,890     $63,016


The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 1998.


YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)
                                                       After     After
                                            Within     1 But     5 But     After
                                               One    Within    Within        10
                                              Year   5 Years  10 Years     Years     Total
U.S. Treasury & Agency Obligations            ---%      ---%     6.24%      ---%     6.24%
State and Municipal Obligations              6.40      7.90      7.35      6.90      7.13
Other Mortgage-Backed Securities              ---       ---       ---      6.77      6.77
Total Securities Held-to-
 Maturity                                    6.40      7.90      7.35      6.84      7.03


The yields for debt securities shown in the tables above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1998. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 1998, 1997 and 1996, the Company sold no securities from the held-to-maturity portfolio.
The weighted-average maturity of the held-to-maturity portfolio was 6.4 years and 5.7 years at December 31, 1998 and 1997, respectively.


II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS AND LEASES
(Dollars In Thousands)                                      December 31,
                                 1998           1997            1996              1995           1994
                             Amount    %    Amount    %     Amount     %      Amount    %     Amount   %
Commercial, Financial
  and Agricultural         $ 35,961     6 $ 46,124    9   $ 48,372    12    $ 79,993   15   $ 74,455  15
Real Estate - Commercial     58,420    11   50,680   10     36,302     9      71,622   14     81,704  16
Real Estate - Construction    3,406     1    2,072    1        971     1       2,051    1      5,136   1
Real Estate - Residential   238,425    44  208,258   43    168,429    43     238,298   46    230,943  45
Installment Loans to
  Individuals               209,914    38  178,676   37    139,437    35     125,823   24    115,315  23

Total Loans and Leases      546,126   100  485,810  100    393,511   100      17,787  100    507,553 100
Allowance for Loan Losses    (6,742)        (6,191)         (5,581)          (12,106)        (12,338)

Total Loans and Leases,
     Net                   $539,384       $479,619        $387,930          $505,681        $495,215


Compared to prior years, the Company experienced a significant increase in originations for residential real estate loans during 1998. The majority of the residential loan originations represented new-money mortgages, rather than the refinancing of existing loans. The Company closed nearly 700 residential loans during the year, amounting to $59.0 million of loan originations. Unlike 1998, the increase in residential real estate loans in 1997 was primarily attributable to the acquisition of such loans incident to the purchase of the branches from Fleet Bank.

In 1998, the Company also continued to expand its indirect automobile lending program, which is the primary factor in the $31.2 million increase in installment loans to individuals from 1997 to 1998. Indirect loans are vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. The Company also experienced an increase in consumer installment loans in 1997 with most of the increase attributable to the Fleet Branch acquisition and the remainder principally due to steady growth of the indirect loan program.
Although the yields on the consumer portfolios
(other than credit card loans) typically are lower than on the commercial portfolios, the Company has historically experienced fewer loan losses in consumer loans than commercial loans, in proportion to outstanding average loan balances.

Overall, the Company experienced a slight shift during the year in the mix within the loan categories above, with a small percentage increase in residential real estate loans and installment loans to individuals and a small decrease in commercial loans.

In the Fleet branch acquisition completed on June
27, 1997, the Company acquired $44.2 million of loans (consumer loans - $16.6 million, home equity loans - $7.1 million, commercial loans -
$5.6 million, commercial real estate loans - $4.8 million, and residential real estate loans -
$10.1 million). The communities served by the acquired branches have contributed to the internal loan growth experienced by the Company since the closing of the branch acquisition.

During 1996, the Company transferred
substantially all of the loans in its Vermont banking operation in two branch sale transactions, the sale of eight branches to Mascoma Savings Bank in January 1996 and the sale of the Company's remaining six Vermont branches to ALBANK in September 1996. The Vermont loan portfolio had a higher percentage of commercial loans than the loan portfolios of the Company's
New York banks. Consequently, the divestiture of the Vermont banking operations is largely responsible for the shift in the mix of the loan portfolio from commercial to consumer loans between year-end 1995 and year-end 1996. This shift was augmented by the Company's concentration in its New York residential real estate loans and installment loans to individuals
(primarily automobile loans).

The following table indicates the changing mix in the Company's loan portfolio by presenting the quarterly average balances for the Company's significant loan products for the past five quarters. The ensuing tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1998  Sep 1998  Jun 1998  Mar 1998 Dec 1997
Commercial and
 Commercial Real Estate         $ 99,718  $ 98,177  $103,805  $102,983 $100,604
Residential Real Estate          181,211   173,598   162,071   151,417  147,928
Home Equity                       32,782    33,474    35,331    36,593   36,601
Indirect Consumer Loans          172,921   161,508   151,603   143,495  139,401
Direct Consumer Loans             46,033    46,253    46,495    49,047   49,747
Credit Card Loans                  6,841     6,855     7,138     7,413    7,602
 Total Loans                    $539,506  $519,865  $506,443  $490,948 $481,883


Percentage of Total
  Quarterly Average Loans

Commercial and
 Commercial Real Estate            18.5%     18.9%     20.5%     21.0%     20.9%
Residential Real Estate            33.6      33.4      32.0      30.8      30.7
Home Equity                         6.1       6.4       7.0       7.5       7.6
Indirect Consumer Loans            32.0      31.1      29.9      29.2      28.9
Direct Consumer Loans               8.5       8.9       9.2      10.0      10.3
Credit Card Loans                   1.3       1.3       1.4       1.5       1.6
 Total Loans                      100.0%    100.0%    100.0%    100.0%    100.0%

Quarterly Tax-Equivalent
  Yield on Loans


Commercial and
 Commercial Real Estate             9.22%     9.50%    10.24%     9.60%    9.62%
Residential Real Estate             7.77      7.86      8.13      8.34     8.23
Home Equity                         8.78      9.00      9.10      9.07     9.10
Indirect Consumer Loans             8.11      8.13      8.16      8.17     8.24
Direct Consumer Loans               8.72      8.55      9.00      9.18     9.18
Credit Card Loans                  15.02     15.51     16.34     16.41    16.07
 Total Loans                        8.38      8.51      8.83      8.82     8.81


During the quarter ending June 1998, the Company received a payoff on a loan which had been on nonaccrual status. Otherwise the yield on commercial and commercial real estate would have been 9.46% for that quarter, rather than 10.24%.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 1998. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within
1 Year" maturity category.


MATURITY AND REPRICING OF COMMERCIAL LOANS
(In Thousands)                                       After 1     After
                                            WithinBut Within      Five
                                            1 Year   5 Years     Years     Total
Commercial, Financial and Agricultural     $17,552   $10,280   $ 8,129   $35,961
Real Estate - Construction                     410       819     2,177     3,406
  Total                                    $17,962   $11,099   $10,306   $39,367

Fixed Interest Rates                       $ 2,656   $ 8,788   $ 9,635   $21,079
Variable Interest Rates                     15,306     2,311       671    18,288
  Total                                    $17,962   $11,099   $10,306   $39,367

During 1998, the Company borrowed funds from the FHLB. The borrowings, which equaled $45 million at December 31, 1998, were used to finance expansion in the Company's loan and investment portfolios. The borrowings were collateralized with approximately $152.6 million in 1-4 family residential real estate loans.

COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because they were not yet funded. As of December
31, 1998, the total contingent liability for standby letters of credit amounted to $723 thousand. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 1998, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $92.8 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. Upon reaching
120 days delinquent, loans are charged-off against the allowance for loan losses in an amount equal to unpaid principal and accrued interest minus the fair value of collateral plus estimated costs to sell. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 1998.

Loans and leases past due 90 days or more and still accruing interest, as identified in the following table, are those loans and leases which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

Loans classified as "restructured" are reported in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt
Restructurings," as amended by SFAS No. 114 and
118. The standard requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate,
(II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all restructured loans.
Reserves for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5.
Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

The Company's nonaccrual, past due and
restructured loans and leases were as follows:


SCHEDULE OF NONPERFORMING LOANS
(Dollars In Thousands)                                December 31,

                                          1998    1997     1996    1995    1994
Nonaccrual Loans:
Construction and Land Development       $  ---  $  ---   $  ---  $  104  $  327
Commercial Real Estate                     191     119       83   1,299   1,050
Commercial Loans                           671   1,951    1,487   1,979   1,017
Other                                    1,408   1,251      727     862   1,224
  Total Nonaccrual Loans                 2,270   3,321    2,297   4,244   3,618
Loans Past Due 90 Days or More
 and Still Accruing Interest               657     363      321     111     231
Restructured Loans in Compliance
  with Modified Terms                      ---     ---      ---     ---     580
Total Nonperforming Loans               $2,927  $3,684   $2,618  $4,355  $4,429

Total Nonperforming Loans
  as a Percentage of Period-End Loans     .54%     .76%    .67%    .84%     .87%

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


SCHEDULE OF IMPAIRED LOANS ACCOUNTED FOR UNDER SFAS NO. 114
(In Thousands)
December 31, 1998
                                                 Recorded   Allowance for   Carrying
                                               Investment    Loan Losses    Amount
Measured at the Present Value
  of Expected Cash Flows:
Commercial Loans                                    $ 671        $ 201     $ 470

 December 31, 1997

Measured at the Present Value
 of Expected Cash Flows:
Commercial Loans                                   $1,935        $ 225    $1,710

At December 31, 1998, nonaccrual loans amounted to $2.3 million, a decrease of $1.1 million from December 31, 1997. The decrease was primarily attributable to one large commercial loan placed on nonaccrual status during 1997 which was fully paid-off in 1998. Loans past due 90 or more days and still accruing interest amounted to $657 thousand at December 31, 1998, an increase of $294 thousand from December 31, 1997. Total nonperforming loans, at year-end 1998, represented .54% of period-end loans, a decrease from .76% at year-end 1997.

During 1998 income recognized on year-end balances of nonaccrual loans was $76 thousand.
Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $208 thousand.

At December 31, 1997, nonaccrual loans amounted to $3.3 million, an increase of $1.0 million from December 31, 1996. The increase was primarily attributable to one large commercial loan placed on nonaccrual status during 1997, the same loan referenced above that was paid off in 1998.
Loans past due 90 or more days and still accruing interest amounted to $363 thousand at December
31, 1997, an increase of $42 thousand from December 31, 1996. Total nonperforming loans, at year-end 1997, represented .76% of period-end loans, an increase from .67% at year-end 1996.

During 1997 income recognized on year-end balances of nonaccrual loans was $90 thousand.
Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $246 thousand.

At December 31, 1996, nonaccrual loans amounted to $2.3 million, a decrease of $1.9 million from the year-end 1995 total. During 1996, nearly all of the nonaccrual loans in the Vermont portfolio were transferred in connection with the sale of the Vermont operations that year. The New York based nonaccrual loans at December 31, 1996 were virtually unchanged from the level at the prior year-end. Over one-half of the nonaccrual balance at December 31, 1996 was attributable to one borrower whose loan was restructured in 1996.
Payments on that loan were current in accordance with the restructured terms as of December 31, 1996 and all payments in 1996 were used to reduce the carrying amount of the loan.

During 1996 income recognized on year-end balances of nonaccrual loans was $48 thousand.
Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $232 thousand.

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


POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to past due commercial loans. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts.
Because of its aggressive approach toward placing commercial loans on nonaccrual status, the Company has not separately identified any potential problem loans in this report not included in the classifications discussed above.
The level of problem loans is for the most part dependent on economic conditions in northeastern
New York State. In general, the economy in the Company's geographic market area is quite strong.
In the "capital district" in and around Albany, unemployment is significantly below the national average, and north of the capital district, the total number of jobs has held steady over recent periods with nominal growth in the job rate.
However, unemployment remains above the national average in the Glens Falls and Plattsburgh areas.


FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section
II.a. of this report. For a further discussion, see Note 23 to the Consolidated Financial
Statements in Part II, Item 8 of this report.

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

DISTRIBUTION OF OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)                       December 31,
                                              1998   1997    1996   1995    1994
Single Family 1 - 4 Units                    $ 540  $ 227   $ --- $   82  $1,073
Commercial Real Estate                          86     86      86  2,328   2,128
Construction & Land Development                  1      2      50    ---     195
Other Real Estate Owned, Net                 $ 627  $ 315   $ 136 $2,410  $3,396


The following table summarizes changes in the net carrying amount of other real estate owned at December 31 for each of the periods presented.


SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED
(Net of Allowance) (In Thousands)
                                             1998   1997    1996      1995     1994
Balance at Beginning of Year                $ 315  $ 136  $2,410   $ 3,396  $ 7,506
Properties Acquired Through Foreclosure       679    307     302       642    2,493
Adjustment for Change in Fair Value           ---    ---     (85)     (161)    (398)
Sale                                         (367)  (128) (2,491)   (1,467)  (6,205)
Balance at End of Year                      $ 627  $ 315  $  136   $ 2,410  $ 3,396


The following is a summary of changes in the allowance for OREO losses:


ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES
(In Thousands)                               1998   1997    1996   1995    1994
Balance at Beginning of Year                 $ 65  $ 108   $ 370  $ 369 $ 1,150
Additions                                     ---    ---      85    161     398
Charge-Offs                                    (6)   (43)   (347)  (160) (1,179)
Balance at End of Year                       $ 59  $  65   $ 108  $ 370 $   369

During 1998, the Company acquired eleven properties totaling $679 thousand through foreclosure. Also during the year, the Company sold ten properties with a carrying amount of $367 thousand for net gains of $38 thousand.

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


III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio.
All significant loans (primarily commercial and commercial real estate) are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs. Additionally, regulatory examiners perform periodic examinations of the banks' loan portfolios and report on these examinations to the boards of directors.

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

The provision for loan losses was largely influenced by the level of nonperforming loans, the expected future levels of nonperforming loans, by the level of loans actually charged-off against the allowance for loan losses during the year and by the change in the mix of loan categories within the loan portfolio.

The table in Part II, Item 7.B.II. "Provision for
Loan Losses and Allowance for Loan Losses" presents a summary of the activity in the Company's allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

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


ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)
                                    1998      1997      1996      1995      1994
Commercial, Financial
  and Agricultural                $1,219    $1,972    $1,946   $ 2,913   $ 2,329
Real Estate-Commercial               505       219       353     1,755     1,841
Real Estate-Construction             ---        17        49       305     1,994
Real Estate-Residential
   Mortgage                        1,529       902       890     1,616     2,098
Installment Loans to
  Individuals                      3,308     2,882     1,959     2,365     1,363
Unallocated                          181       199       384     3,152     2,713
Total                             $6,742    $6,191    $5,581   $12,106   $12,338

PERCENT OF LOANS IN EACH
  CATEGORY TO TOTAL LOANS

Commercial, Financial
  and Agricultural                    6%        9%       12%       15%       15%
Real Estate-Commercial               11        10         9        14        16
Real Estate-Construction              1         1         1         1         1
Real Estate-Residential
  Mortgage                           44        43        43        46        45
Installment Loans to
  Individuals                        38        37        35        24        23
Total                               100%      100%      100%      100%      100%



IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
Years Ended December 31,
(Dollars In Thousands)
                                         1998             1997              1996
                                   Average          Average           Average
                                   Balance   Rate   Balance    Rate   Balance     Rate
Demand Deposits                   $ 96,149     --% $ 78,704      --% $ 77,479       --%
Interest-Bearing Demand Deposits   171,209   2.88   144,204    3.10   131,438     2.88
Regular and Money Market Savings   161,873   2.63   146,529    2.85   157,892     2.92
Time Deposits
 of $100,000 or More               112,226   5.41    87,956    5.38    79,996     5.25
Other Time Deposits                195,283   5.49   171,820    5.46   156,236     5.33
Total Deposits                    $736,740   3.53  $629,213    3.62  $603,041     3.47


The year-to-year changes in average deposit balances, reflected above, were impacted to some degree by branch acquisitions and dispositions, the acquisition being the purchase of six branches from Fleet Bank in mid-1997 and the dispositions being the sale of all 14 Vermont branch offices in two separate transactions completed in 1996. The deposit growth in the past year, however, reflected above and in the quarterly average deposit table below, was entirely the result of internal deposit growth at the Company's existing branches.

On June 27, 1997, the Company assumed $140
million of deposit balances in the Fleet branch
acquisition (demand - $17.3 million, interest-
bearing demand deposits - $23.6 million, regular
and money market savings - $42.7 million, and
other time deposits - $56.2 million).  These
balances, accordingly, had a six month impact on
average deposits for 1997.  The deposit balances
in the Vermont branches that were sold in 1996
impacted average deposit balances for only a
portion of that year.  For the aggregated 1996
average deposit total, average deposits of $85.4
million were attributable to the Vermont banking
operations.   The following table presents the
quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.


DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)
                                               Quarter Ending
                                Dec 1998  Sep 1998  Jun 1998  Mar 1998  Dec 1997
Demand Deposits                 $ 98,254  $101,053  $ 92,590  $ 92,584  $ 91,309
Interest-Bearing
  Demand Deposits                182,290   165,547   170,394   166,494   170,321
Regular and Money Market
  Savings                        160,347   167,066   161,009   158,997   159,591
Time Deposits of $100,000
  or More                        116,394   116,375   113,672   102,263    96,851
Other Time Deposits              196,642   195,567   193,866   195,039   198,018
Total Deposits                  $753,927  $745,608  $731,531  $715,377  $716,090

Total average deposits for the fourth quarter of 1998 increased $37.8 million, or 5.3% from the average for the fourth quarter of 1997. This internal deposit growth was almost evenly split between transaction account balances and time deposits of $100,000 or more. The increase in time deposits of $100,000 are primarily attributable to municipal deposits.


Percentage of Total Quarterly Average Deposits
                                                        Quarter Ending
                               Dec 1998  Sep 1998   Jun 1998 Mar 1998  Dec 1997
Demand Deposits                    13.0%     13.6%     12.7%     12.9%     12.8%
Interest-Bearing
  Demand Deposits                  24.2      22.2      23.3      23.3      23.8
Regular and Money Market
  Savings                          21.3      22.4      22.0      22.2      22.3
Time Deposits of $100,000
  or More                          15.4      15.6      15.5      14.3      13.5
Other Time Deposits                26.1      26.2      26.5      27.3      27.6
Total Deposits                    100.0%    100.0%    100.0%    100.0%    100.0%



Quarterly Cost of Deposits

Interest-Bearing
  Demand Deposits                   2.79%     2.83%     2.92%     2.99%    3.16%
Regular and Money Market
  Savings                           2.35      2.68      2.71      2.78     2.79
Time Deposits of $100,000
  or More                           5.26      5.45      5.49      5.47     5.45
Other Time Deposits                 5.36      5.40      5.52      5.57     5.50
Total Deposits                      3.38      3.52      3.59      3.61     3.63



In general, prevailing interest rates as
reflected in the Company's cost of deposits were
quite steady from March 1997 until the fall of
1998 when the Federal Reserve Board took actions
resulting in three 25 basis point decreases in
the target federal funds rate.  Although the
Company did lower interest rates on its deposit
products in the fourth quarter of 1998, most of
these reductions were much less than the total 75
basis point decrease in the federal funds rate.
Moreover, a significant amount of the Company's
pre-existing time deposits have yet to reprice at
the lower yields.   The Company did not reduce
the rates paid on deposits by the full amount of the 75 basis point decrease in the federal funds rate both because of competitive pressures in the Company's market area and because of potential consumer resistance to further reduction in already historically low rates being paid on transaction and savings accounts.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 1998 are presented below.
(In Thousands)

Maturing in:

Under Three Months             $ 88,195
Three to Six Months              20,489
Six to Twelve Months              7,053
2000                              5,593
2001                                967
2002                                400
2003 and Beyond                     342
  Total                        $123,039


D. LIQUIDITY

Liquidity is measured by the ability of the
Company to raise cash when it needs it at a
reasonable cost.  The Company must be capable of
meeting expected and unexpected obligations to
its customers at any time.   Given the uncertain
nature of customer demands as well as the need to maximize earnings, the Company must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need.

Securities available-for-sale represent a primary source of balance sheet cash flow. Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal
Home Loan Bank. The Company also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding.

The Company measures its basic liquidity as a
ratio of liquid assets to short-term liabilities,
both with and without the availability of
borrowing arrangements.   Understanding that
excess liquidity will have a negative impact on earnings, the Company establishes a target range for its liquidity ratios. At December 31, 1998, the Company was operating within those thresholds.


E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $77.1 million at December 31, 1998, an increase of $3.3 million, or 4.4%, from the prior year-end.

The increase in shareholders' equity during 1998 primarily reflected retained earnings offset by the purchase of treasury shares throughout the year. On January 27, 1999, the Board of
Directors announced that it had authorized management to repurchase from time to time, in market or privately negotiated transactions, up to an additional $2 million of the Company's common stock, representing approximately 1.2% of its total market capitalization on that date.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.
The Company's principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are so-called risk-based capital measures.
Under these measures, the minimum ratio of "Tier
1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity less intangible assets. Total capital includes Tier 1 capital plus a portion of the Company's allowance for loan losses.

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


The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 1998:


Risk-Based Capital Ratios:                            Arrow      GFNB       SNB
    Tier 1                                             11.2%     11.9%      8.8%
    Total Capital                                      12.4      13.1      13.6
Tier 1 Leverage Ratio                                   7.1       7.2       7.7

At December 31, 1998, both subsidiary banks and the Company exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies pursuant to FDICIA (see the disclosure under "Legislative Developments" in
Part I, Item 1.F. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1998, the maximum amount that could have been paid by the bank subsidiaries to the Company was approximately $12.6 million.

See Part II, Item 5 "Market for the Registrant's
Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS


The Company reported earnings of $3.2 million for the fourth quarter of 1998, an increase of $356 thousand, or 12.7%, from the fourth quarter of 1997. Diluted earnings per common share for the respective quarters was $.50 and $.44, respectively. The increase in earnings was primarily attributable to a $651 increase in tax-equivalent net interest income. This increase, in turn, was principally due to a $90.3 million increase in average earning assets from the fourth quarter of 1997 to the fourth quarter of 1998. Other income increased $263 thousand between the respective periods. The increase was only $46 thousand without securities transactions and other nonrecurring items, while other expense increased $417 thousand from the fourth quarter of 1997 to the fourth quarter of 1998.


              SELECTED FOURTH QUARTER FINANCIAL INFORMATION
            (Dollars In Thousands, Except Per Share Amounts)
                                                           For the Quarter Ended
                                                               December 31,
                                                               1998        1997

Interest and Dividend Income                                $16,207     $15,266
Interest Expense                                              7,184       6,850
Net Interest Income                                           9,023       8,416
Provision for Loan Losses                                       360         331
Net Interest Income after Provision for Loan Losses           8,663       8,085
Other Income                                                  2,268       2,005
Other Expense                                                 6,331       5,914
Income Before Income Taxes                                    4,600       4,176
Provision for Income Taxes                                    1,434       1,366
Net Income                                                  $ 3,166     $ 2,810

SHARE AND PER SHARE DATA:1
Weighted Average Number of Shares and
  Equivalents Outstanding:
Basic                                                         6,241       6,335
Diluted                                                       6,328       6,445

Basic Earnings Per Common Share                             $   .51     $   .44
Diluted Earnings Per Common Share                               .50         .44
Diluted Earnings Per Common Share, Based on Core Earnings2      .48         .43
Diluted Earnings Per Common Share, Based on Cash Earnings3      .50         .45
Cash Dividends Per Common Share                                 .22         .19

AVERAGE BALANCES:
Assets                                                     $912,301    $826,281
Earning Assets                                              858,194     767,873
Loans                                                       539,505     481,883
Deposits                                                    753,928     716,090
Shareholders' Equity                                         77,404      72,878

SELECTED RATIOS (Annualized):
Return on Average Assets                                       1.38%       1.35%
Return on Average Assets, Based on Core Earnings2              1.31%       1.32%
Return on Average Equity                                      16.23%      15.30%
Return on Average Equity, Based on Core Earnings2             15.51%      15.20%
Efficiency Ratio4                                             54.66%      54.58%
Net Interest Margin5                                           4.31%       4.48%

Net Charge-offs to Average Loans                                .20%        .30%
Provision to Average Loans                                      .27%        .27%

1 Per share amounts have been adjusted for the 1998 ten percent stock dividend.

2 Core Net Income excludes one time material nonrecurring income and expense items and gains/losses on securities transactions.
3 Cash Earnings Per Share adds back to core net income the amortization, net of tax, of goodwill associated with branch purchases.
4 The Efficiency Ratio is the ratio of core noninterest expense less goodwill amortization to the sum of tax-equivalent net interest income and core noninterest income.
5 Net Interest Margin is the ratio of tax-equivalent core net interest income to average earning assets.

G. YEAR 2000 READINESS DISCLOSURE

Year 2000 Readiness

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

The Company's State of Readiness

To deal with the Year 2000 Problem, the Company, beginning in 1997, formed a Year 2000 Project
Team (the "Team"). The Team, which includes members of senior management, has developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. To date, the Plan is on target and major deadlines have been met. The Team has kept other senior officers and the board of directors of the Company apprised of its progress, and has received input and guidance from both.

The Company's Year 2000 Action Plan is divided into five phases consistent with guidance issued by the federal bank regulators: 1) Awareness;
(2) Assessment; (3) Renovation; (4) Validation
(testing); and (5) Implementation.

As of December 31, 1998, the Company had completed the Awareness, Assessment and
Renovation phases of the Plan, and had partially completed the Validation phase. The first two of these phases involved, among other things, identification of those data systems, including information technology ("IT") and non-information technology ("Non-IT") systems, that are deemed critical to the continuing functioning of the Company's principal business operations (so-called
 "mission critical systems").

The Renovation phase of the Plan consists of replacing or updating certain mission critical systems or components thereof with a view to preventing or minimizing any Y2K related problems. The Renovation phase for all internal mission critical systems was completed prior to year-end 1998. As part of the Renovation phase, the Company accelerated, and has now completed, the installation of a major upgrade to its central computer processing system, which had originally been scheduled for implementation in 1999. Acceleration of the upgrade has enabled the Company to conduct certain Year 2000 testing in-house, which otherwise would have to have been conducted by a third party provider at additional expense to the Company.

As of December 31, 1998, the Company had completed the Validation (testing) phase of the Plan with respect to those mission critical systems that are operated by the Company internally. Moreover, the Validation (testing) phase with respect to mission critical systems furnished to the Company by third party providers was underway as of December 31, 1998, and is scheduled to be completed prior to March 31, 1999. The Implementation phase, involving all modifications to systems indicated by the testing phase as well as on-going monitoring of Y2K concerns generally, is on-going and the Company anticipates it will continue throughout 1999.

During all phases of the Plan, the Year 2000
Project Team has actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. The Company has requested certifications of Year 2000 preparedness from principal providers and has participated in user groups.

The Company also has completed an assessment of major borrowing accounts and has assigned a risk rating to each based on information obtained from the borrower. Year 2000 preparedness assessment is now a part of on-going loan account review.
The Company also has contacted and reviewed the state of Y2K preparedness of the Company's principal sources of liquidity. The Company believes that there is no single credit account or source of funding that is sufficiently critical to the Company's profitability or operations such that Y2K preparedness or lack thereof represents a material exposure to the Company (see "Year 2000 Risks Facing the Company and the Company's Contingency Plans," below).

The Company has not yet engaged in discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns.
As part of the Plan, however, the Company will continue to monitor Y2K disclosures by all such providers to the businesses and financial organizations, such as the Company that rely on them. The Company will also continue to monitor such disclosures by the governmental agencies upon which the Company relies for certain services (e.g., the Federal Reserve System, the
Federal Home Loan Bank of New York). In accordance with its Plan, the Company will make particular inquiries of such providers and agencies when circumstances warrant, and will generally strive for a Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care. Of course, any industry-wide or regional disruptions arising out of the Y2K Problem may be expected to affect the Company and its customers.
The significance of any such disruption will depend on its duration and its systemic and geographic magnitude (see "Year 2000 Risks Facing the Company and the Company's Contingency
Plans").

The following table sets forth the Company's timetable for completion of the various phases of its Year 2000 Action Plan, showing the Company's estimate of percentages of each phase completed as of December 31, 1998.


                                 Internal System                       External Systems          Third Parites
                                               Not                                  Not
           Percent   Mission Critical   Mission Critical    Mission Critical  Mission Critical    Loan    Funds
          Complete     IT     NonIT       IT      NonIT      IT    NonIT*     IT      NonIT* Customers Providers
Awareness     100%  9/30/98  9/30/98   9/30/98   9/30/98  9/30/98  9/30/98   9/30/98  9/30/98  9/30/98   9/30/98
Assessment    100%  9/30/98  9/30/98   9/30/98   9/30/98  9/30/98  9/30/98   9/30/98  9/30/98  9/30/98   9/30/98
Renovation    100%  12/31/98 9/30/98   12/31/98  9/30/98  12/31/98 12/31/98  12/31/98 12/31/98     N/A       N/A
Validation     90%  12/31/98 9/30/98   3/31/99   3/31/99  3/31/99  3/31/99       N/A      N/A      N/A       N/A
Implementation 80%  6/30/99  6/30/99   12/31/99  12/31/99 6/30/99  6/30/99   12/31/99 12/31/99 12/31/99 12/31/99

* External Non-IT systems are generally described as product vendors.

The Costs to Address the Company's Year 2000
Issues

The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through December 31, 1998, were approximately $290 thousand, 64% of which represented the cost of the accelerated upgrading of the Company's central computer processing systems which was substantially complete as of that date. The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The
Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, divided approximately 83% for hardware and 17% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating resources.

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

Year 2000 Risks Facing the Company and the
Company's Contingency Plans

The failure of the Company to complete all material aspects of its Plan or to complete them on time could result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition.
Currently, the Plan is on schedule and management believes that successful completion of the Plan should significantly reduce the risks faced by the Company with respect to the Year 2000
Problem.

There is no single credit account or group of related credits which, in the Company's assessment, is or may be likely to present any significant exposure due to the Year 2000
Problem.  The Company does not have any
significant concentration of borrowers from any particular industry (to the extent some industries might be particularly susceptible to Y2K concerns), and no individual borrower accounts for a significant portion of the Company's assets. However, management anticipates some negative impact on the performance of various loan accounts due to failure of the borrowers to prepare adequately for the Year 2000 Problem. In a worst-case scenario, these borrower-related difficulties might require the Company to downgrade the affected credits in its internal loan classification system or to make one or more special provisions to its loan loss allowance for resulting anticipated losses in ensuing periods.
In addition, although the Company is adopting special measures to maintain necessary liquidity to meet funding demands in the periods surrounding the transition from 1999 to 2000, the Company also could face increased funding costs or liquidity pressures if depositors are motivated out of Y2K concerns to withdraw substantial amounts of deposits or to shift their deposits from short-term to long-term accounts.
A significant portion of the Company's deposits are so-called municipal deposits (i.e., provided by local municipalities, school districts and other governmental bodies), but the Company does not anticipate any increased Year 2000 related risk due to this concentration of deposits. The
Company does not currently expect any material impact from Y2K related issues on its costs of funds or liquidity, but in a worst-case scenario, if funding costs do rise, net interest margins may be negatively impacted over the relevant time frame.

The Company could face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. Critical providers include the Company's automated teller machine switching networks, the Company's credit card vendors (Visa and MasterCard), the Company's provider of trust department data processing, and the various credit bureaus upon which the Company relies for information necessary to evaluate credit risk.
While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of vendors to supply information and the inability of some vendors to verify with any high degree of reliability the Y2K preparedness of their own systems or their sub-providers. However, the Company participates in user groups that include some of its third party vendors, and receives assessments of Y2K preparedness of vendors periodically from federal banking agencies. The
Company's Plan also includes protocols for interface testing with third party vendors systems. In summary, the Company does not currently anticipate that its significant third party vendors will experience material failures in their ability to provide continuing service to the Company due to the Year 2000 Problem.

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

In order to reduce the risks enumerated above, the Company's Year 2000 Project Team has begun to develop contingency plans in accordance with guidance issued by the federal bank regulators.
The Team has identified the Company's core business processes (e.g., providing customers with access to funds and information) and has reviewed the Company's existing business continuity and contingency plans. The Team also has performed a risk analysis of each core business process, defined and documented Year
2000 failure scenarios, and determined the minimum acceptable level of outputs and services.
The Team is in the process of finalizing an overall contingency strategy with specific contingency plans for each core business process, assigning responsibilities and trigger dates for each contingency plan, and validating the plans.
These activities are anticipated to be completed during the first quarter of 1999. Certain catastrophic events (such as the protracted loss of essential utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service and in full cooperation with its peer providers, community leaders and service organizations.

Forward-Looking Statement Warnings

As discussed in the lead-in paragraph to this Annual Report under the "Cautionary Statement under Federal Securities Laws," the above analysis of the Company's Year 2000 Readiness contains a substantial number of forward-looking statements that are based on the Company's and management's beliefs, assumptions, expectations, estimates and projections. These statements are indicated by such words as "expects," "believes,"
"estimates," "anticipates," "plans,"
"assessment," "should," "will," and similar words. Any or all of these forward-looking statements may prove to be inaccurate or incomplete, are depending on unknown developments and facts. These forward-looking statements should be read in light of the various risks and uncertainties cited in the lead-in paragraph in this Report mentioned above.


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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-bearing assets and liabilities reflected on the Company's consolidated balance sheet.
This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. A parallel and pro rata shift in rates over a 12 month period is assumed.
As of December 31, 1998 under this analysis, a 200 basis point increase in interest rates resulted in a 4.1% decrease in net interest income and a 200 basis point decrease in interest rates resulted in a 3.2% increase in net interest income. These amounts were well within the Company's ALCO policy limits.

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


Item 8:  Financial Statements and Supplementary
Data

The following audited financial statements and supplementary data are submitted herewith:

Report of Management
Independent Auditors' Report
Financial Statements:
  Consolidated Balance Sheets as of
    December 31, 1998 and 1997
  Consolidated Statements of Income for the
    Years Ended December 31, 1998, 1997 and 1996
  Consolidated Statements of Changes in
    Shareholders' Equity
    for the Years Ended December 31, 1998, 1997
    and 1996
  Consolidated Statements of Cash Flows for the
    Years Ended
    December 31, 1998, 1997 and 1996
Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)
  Summary of Quarterly Financial Data for the
    Years Ended December 31, 1998 and 1997

REPORT OF MANAGEMENT

       The accompanying consolidated financial
statements of Arrow Financial Corporation and Subsidiaries are the responsibility of management, and have been prepared in conformity with generally accepted accounting principles.
These statements necessarily include some amounts that are based on best judgments and estimates. Other financial information in the annual report is consistent with that in the consolidated financial statements.
       Management is responsible for
maintaining a system of internal accounting control. The purpose of the system is to provide reasonable assurance that transactions are recorded in accordance with management's authorization, that assets are safeguarded against loss or unauthorized use, and that underlying financial records support the preparation of financial statements. The system includes written policies and procedures, selection of qualified personnel, appropriate segregation of responsibilities, and the ongoing internal audit function.
       The independent auditors conduct an
annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider internal control, to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures. The independent auditors may also prepare recommendations regarding internal controls and other accounting and financial related matters. The implementation of these recommendations by management is monitored directly by the Audit Committee of the Board of Directors.




/s/ Thomas L. Hoy            /s/ John J. Murphy
Thomas L. Hoy                John J. Murphy
President and                Executive Vice President,
Chief Executive Officer      Treasurer and
                             Chief Financial Officer

INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW
FINANCIAL CORPORATION:

       We have audited the accompanying
consolidated balance sheets of Arrow Financial
Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
       We conducted our audits in accordance
with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                            /s/ KPMG LLP


Albany, New York
January 22, 1999

CONSOLIDATED BALANCE SHEETS
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
(Dollars in Thousands)
                                                                 December 31,
                                                                 1998      1997
ASSETS
Cash and Due from Banks                                      $ 24,246  $ 23,909
Federal Funds Sold                                              6,500    23,000
    Cash and Cash Equivalents                                  30,746    46,909

Securities Available-for-Sale                                 267,731   221,837
Securities Held-to-Maturity  (Approximate Fair Value of
  $65,055 in 1998 and $45,562 in 1997)                         63,016    44,082

Loans and Leases                                              546,126   485,810
  Less:  Allowance for Loan Losses                             (6,742)   (6,191)
     Net Loans and Leases                                     539,384   479,619

Premises and Equipment, Net                                    11,103    10,760
Other Real Estate Owned and Repossessed Assets, Net               665       393
Other Assets                                                   26,384    27,999
      Total Assets                                           $939,029  $831,599

LIABILITIES
Deposits:
  Demand                                                     $101,860  $ 96,482
  Regular Savings, N.O.W. & Money Market Deposit Accounts     355,002   320,706
  Time Deposits of $100,000 or More                           123,039   106,620
  Other Time Deposits                                         195,696   197,107
      Total Deposits                                          775,597   720,915
Short-Term Borrowings:
  Securities Sold Under Agreements to Repurchase               22,275    20,918
  Other Short-Term Borrowings                                   1,757     3,837
Federal Home Loan Bank Advances                                45,000       ---
Other Liabilities                                              17,254    12,058


      Total Liabilities                                       861,883   757,728

Commitments and Contingent Liabilities
      (Notes 3, 14, 20, 21, 24 and 25)

SHAREHOLDERS' EQUITY

Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
  (7,596,477 Shares Issued in 1998 and 6,905,888 in 1997)       7,596     6,906
Surplus                                                        87,262    65,277
Undivided Profits                                               6,721    22,531
Accumulated Other Comprehensive Income                            579       764
Unearned ESOP Shares (56,795 Shares in 1998)                   (1,555)      ---
Treasury Stock, at Cost (1,311,518 Shares in 1998 and
 1,143,553 Shares in 1997)                                    (23,457)  (21,607)
      Total Shareholders' Equity                               77,146    73,871
      Total Liabilities and Shareholders' Equity             $939,029  $831,599

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
(Dollars in Thousands, Except Per Share Data)
                                                       Years Ended December 31,

                                                             1998         1997       1996
INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans and Leases                   $44,201      $38,917    $42,195
  Interest on Federal Funds Sold                              609        1,035        642
  Interest and Dividends on Securities Available-for-Sale  15,019       12,263     11,102
  Interest on Securities Held-to-Maturity                   3,204        2,646        936
        Total Interest and Dividend Income                 63,033       54,861     54,875

INTEREST EXPENSE
  Interest on Deposits:
    Time Deposits of $100,000 or More                       6,075        4,734      4,198
    Other Deposits                                         19,899       18,035     16,737
  Interest on Short-Term Borrowings:
    Federal Funds Purchased and Securities
      Sold Under Agreements to Repurchase                   1,181          827        713
    Other Short-Term Borrowings                               138          291        178
  Interest on Federal Home Loan Bank Advances                 849          ---       ---
        Total Interest Expense                             28,142       23,887     21,826
NET INTEREST INCOME                                        34,891       30,974     33,049
  Provision for Loan Losses                                 1,386        1,303        896
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                          33,505       29,671     32,153

OTHER INCOME
  Income from Fiduciary Activities                          3,025        2,672      3,458
  Fees for Other Services to Customers                      4,236        3,723      3,959
  Net Gains (Losses) on Securities Transactions               408           74       (101)
  Net Gain on Divestiture of Vermont Operations               ---          ---     15,330
  Other Operating Income                                      911        1,714      1,057
        Total Other Income                                  8,580        8,183     23,703

OTHER EXPENSE
  Salaries and Employee Benefits                           13,810       12,726     14,971
  Occupancy Expense of Premises, Net                        1,674        1,561      1,790
  Furniture and Equipment Expense                           2,190        1,792      1,677
  Other Operating Expense                                   6,832        5,623      6,336
        Total Other Expense                                24,506       21,702     24,774

INCOME BEFORE INCOME TAXES                                 17,579       16,152     31,082
  Provision for Income Taxes                                5,744        5,155     10,822
NET INCOME                                                $11,835      $10,997    $20,260
 . . . . . . . . . . . . . . . . . . . . .
Average Shares Outstanding:
  Basic                                                     6,303        6,431      6,803
  Diluted                                                   6,39         6,518      6,873

Earnings Per Common Share:
  Basic                                                    $ 1.88       $ 1.71     $ 2.98
  Diluted                                                    1.85         1.69       2.95


Share and per share amounts have been adjusted for the 1998 ten percent and the 1997 five percent stock dividends.
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
(Dollars in Thousands, Except per Share Data)




                                                                      Unallocated Accumulated
                                                                         Employee       Other
                                                                            Stock     Compre-
                                  Shares  Common             Undivided  Ownership     hensive  Treasury
                                  Issued   Stock    Surplus    Profits       Plan      Income     Stock    Total

Balance at December 31, 1995   5,979,124  $5,979    $40,938    $24,296    $  (700)     $1,152  $ (4,161) $67,504
Comprehensive Income,
 Net of Tax:
 Net Income                          ---     ---        ---     20,260        ---         ---       ---   20,260
 Net Unrealized Securities
  Holding Losses Arising
   During the Period, Net
   of Tax (Pretax $1,697)            ---     ---        ---        ---        ---      (1,004)     ---   (1,004)
  Reclassification Adjust-
   ment for Net Securities
   Losses Included in Net
   Income, Net of Tax
   (Pretax $101)                     ---     ---        ---        ---        ---          60      ---       60
     Other Comprehensive
      Income                                                                                               (944)
      Comprehensive Income                                                                               19,316

  Cash Dividends Declared,
    $.575 per Share                  ---     ---       ---      (3,886)       ---         ---      ---   (3,886)
  10% Stock Dividend             597,912     598    13,080     (13,678)       ---         ---      ---       ---
  Allocation of ESOP Stock
    (48,866 Shares)                  ---     ---       252         ---        700         ---      ---      952
  Stock Options Exercised
    (51,261 Shares)                  ---     ---       249         ---        ---         ---      287      536
  Tax Benefit for Disposition
    of Stock Options                 ---     ---        50         ---        ---         ---      ---       50
  Purchase of Treasury Stock
    (576,541 Shares)                 ---     ---       ---         ---        ---         ---  (10,176) (10,176)
Balance at December 31, 1996   6,577,036   6,577    54,569      26,992        ---         208  (14,050)  74,296
Comprehensive Income,
 Net of Tax:
 Net Income                          ---     ---       ---      10,997        ---         ---      ---   10,997
 Net Unrealized Securities
  Holding Gains Arising
   During the Period, Net
   of Tax (Pretax $1,014)            ---     ---       ---         ---        ---         600      ---      600
  Reclassification Adjust-
   ment for Net Securities
   Gains Included in Net
   Income, Net of Tax
   (Pretax $74)                      ---     ---       ---         ---        ---        (44)      ---      (44)
     Other Comprehensive
      Income                                                                                                556
      Comprehensive Income                                                                               11,553

  Cash Dividends Declared,
    $.710 per Share                  ---     ---       ---      (4,565)       ---        ---       ---   (4,565)
  5% Stock Dividend              328,852     329    10,564     (10,893)       ---        ---       ---      ---
  Stock Options Exercised
    (56,141 Shares)                  ---     ---       111         ---        ---        ---       448      559
  Tax Benefit for Disposition
    of Stock Options                 ---     ---        33         ---        ---        ---       ---       33
  Purchase of Treasury Stock
    (368,862 Shares)                 ---     ---       ---         ---        ---        ---    (8,005)  (8,005)
Balance at December 31, 1997   6,905,888   6,906    65,277      22,531        ---        764   (21,607)  73,871
Comprehensive Income,
 Net of Tax:
 Net Income                          ---     ---       ---      11,835        ---        ---       ---   11,835
 Excess of Additional
  Pension Liability Over
  Unrecognized Prior Service
  Cost (Pretax $74)                  ---     ---       ---         ---        ---        (44)      ---      (44)
 Net Unrealized Securities
  Holding Gains Arising
   During the Period, Net
   of Tax (Pretax $169)              ---     ---       ---         ---        ---        100       ---      100
  Reclassification Adjust-
   ment for Net Securities
   Gains Included in Net
   Income, Net of Tax
   (Pretax $408)                     ---     ---       ---         ---        ---       (241)      ---     (241)
     Other Comprehensive
      Income                                                                                               (185)
      Comprehensive Income                                                                               11,650

 Cash Dividends Declared,
    $.812 per Share                  ---     ---       ---      (5,115)       ---        ---       ---   (5,115)
  10% Stock Dividend             690,589     690    21,840     (22,530)       ---        ---       ---      ---
  Stock Options Exercised
    (18,109 Shares)                  ---     ---       101         ---        ---        ---       102      203
  Tax Benefit for Disposition
    of Stock Options                 ---     ---        51         ---        ---        ---       ---       51
  Purchase of Treasury Stock
    (70,500 Shares)                  ---     ---       ---         ---        ---        ---    (1,952)  (1,952)
  Acquisition of Common Stock
    By ESOP (62,000 Shares)          ---     ---       ---         ---     (1,728)       ---       ---   (1,728)
  Allocation of ESOP Stock
    (6,305 Shares)                   ---     ---        (7)        ---        173        ---       ---      166
Balance at December 31, 1998   7,596,477  $7,596   $87,262     $ 6,721    $(1,555)     $ 579  $(23,457) $77,146

Per share amounts have been adjusted for the 1998 ten percent and the 1997 five percent stock dividends.
Included in the shares issued for the stock dividends in 1998, 1997 and 1996 were treasury shares of 115,574, 41,518 and 30,383 respectively, and for 1998 and 1996, unallocated ESOP shares of 1,100 and 1,294, respectively.
See notes to consolidated financial statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)                                                 Years Ended December 31,
                                                                       1998      1997      1996
Operating Activities:
  Net Income                                                       $ 11,835  $ 10,997  $ 20,260
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Provision for Loan Losses                                        1,386     1,303       896
     Provision for Other Real Estate Owned Losses                       ---       ---        85
     Depreciation and Amortization                                    1,412     1,430     1,200
     Compensation Expense for Allocated ESOP Shares                     166       ---       252
     Net Gain on Divestiture of Vermont Operations                      ---       ---   (15,330)
     Gains on the Sale of Securities Available-for-Sale                (416)     (137)     (243)
     Losses on the Sale of Securities Available-for-Sale                  8        63       344
     Proceeds from the Sale of Loans                                  3,598     2,158     4,882
     (Gains) Losses on the Sale of Loans, Fixed Assets
       and Other Real Estate Owned                                      (66)     (144)      135
     Deferred Income Tax Expense                                        316       410        97
     Decrease (Increase) in Interest Receivable                         218      (772)    1,130
     Increase (Decrease) in Interest Payable                            296       539      (561)
     Decrease (Increase) in Other Assets                                 60    (1,501)      991
     Increase (Decrease) in Other Liabilities                         4,900    (2,334)   (1,251)
Net Cash Provided By Operating Activities                            23,713    12,012    12,887
Investing Activities:
  Proceeds from the Sale of Securities Available-for-Sale            41,391    37,029    51,040
  Proceeds from the Maturities of Securities
    Available-for-Sale                                              156,560    29,208    36,454
  Purchases of Securities Available-for-Sale                       (242,999) (115,386)  (82,398)
  Proceeds from the Maturities of
    Securities Held-to-Maturity                                       6,017     2,752       848
  Purchases of Securities Held-to-Maturity                          (24,989)  (15,989)  (17,814)
  Loans (Purchased) Sold in Branch Transactions                         ---   (44,190)  147,503
  Net Increase in Loans and Leases                                  (65,408)  (51,249)  (32,437)
  Fixed Assets (Purchased) Sold in Branch Transactions                  ---    (1,338)    2,525
  Proceeds from Sales of Fixed Assets and
    Other Real Estate Owned                                             487       303     2,513
  Purchases of Fixed Assets                                          (1,353)     (893)   (2,099)
  Proceeds from the Sale of Vermont Trust Operations                    ---       ---     3,000
Net Cash (Used In) Provided By Investing Activities                (130,294) (159,753)  109,135
Financing Activities:
  Deposits Assumed (Transferred) in
    Branch Transactions, Net of Premium                                 ---   127,708  (192,953)
  Net Increase in Deposits                                           54,682    39,374    55,989
  Net (Decrease) Increase in Short-Term Borrowings                     (723)    2,049     7,409
  Federal Home Loan Bank Advances                                    45,000       ---       ---
  Exercise of Stock Options                                             203        33       412
  Disqualifying Disposition of Incentive Stock Options                   51        33        50
  Purchase of Treasury Stock                                         (1,952)   (7,479)  (10,052)
  Purchase of Common Stock by ESOP                                   (1,728)      ---       ---
  Cash Dividends Paid                                                (5,115)   (4,565)   (3,886)
Net Cash Provided By (Used In) Financing Activities                  90,418   157,153  (143,031)
Net (Decrease) Increase In Cash and Cash Equivalents                (16,163)    9,412   (21,009)
Cash and Cash Equivalents at Beginning of the Year                   46,909    37,497    58,506
Cash and Cash Equivalents at End of the Year                       $ 30,746  $ 46,909  $ 37,497

Supplemental Cash Flow Information:
  Interest Paid                                                    $27,846    $23,352  $ 22,387
  Income Taxes Paid                                                    152      6,571    11,235
  Transfer of Loans to Other Real Estate Owned                         679        307       302




See notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1: SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (In Thousands)

         Arrow Financial Corporation (the
"Company") is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956. The accounting and reporting policies of Arrow
Financial Corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the industry in all material aspects.

         Principles of Consolidation - The
financial statements of the Company and its wholly owned subsidiaries are consolidated and all material intercompany transactions have been eliminated. In the "Parent Company Only" financial statements, the investment in wholly owned subsidiaries is carried under the equity method of accounting. When necessary, prior years' consolidated financial statements have been reclassified to conform with the current financial statement presentations.

         Cash and Cash Equivalents - Cash and cash equivalents in the Consolidated Statements of Cash Flows include the following items: cash at branches, due from bank balances, cash items in the process of collection and federal funds sold.

         Securities - Securities reported as held
-to-maturity are those debt securities which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income. Realized gains and losses are based upon specific identification. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest rate method.

         Loans, Leases and Allowance for Loan
Losses - Interest income on commercial loans, mortgages, credit card and installment loans is accrued and credited to income, based upon the principal amount outstanding. The financing method of accounting is used for direct lease contract receivables. Loan fees and costs, where material, are deferred and amortized as an adjustment to yield over the lives of the loans originated.
         The allowance for loan losses is
maintained by charges to operations based upon management's evaluation of the loan portfolio, current economic conditions, past loan losses and other factors. In management's opinion, the balance is sufficient to provide for probable loan losses. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various
Federal and State regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses.
Such agencies may require the Company to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination which may not be currently available to management.
         The Company accounts for impaired loans
under Statement of Financial Accounting Standards
(SFAS) No. 114, "Accounting by Creditors for
Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to adoption. Reserves for loan losses for the remaining smaller-balance loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value for the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate.
The Company determines the interest income recognition method on a loan-by-loan basis.
Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

       Transfers and Servicing of Financial
Assets and Extinguishments of Liabilities - In
June 1996, the FASB issued SFAS No. 125,
"Accounting for Transfers and Servicing of
Financial
Assets and Extinguishments of Liabilities".  SFAS
No. 125 was effective for transfers and servicing
of financial assets and extinguishments of
liabilities occurring after December 31, 1996
(except for certain provisions which were
deferred for one year by SFAS No. 127) and was
applied prospectively.  This Statement provides
accounting and reporting standards for transfers
and servicing of financial assets and
extinguishments of liabilities based on
consistent application of the financial-components
approach that focuses on control.  It
distinguishes transfers of financial assets that
are sales from transfers that are secured
borrowings.  The adoption of SFAS No. 125 did not
have a material impact on the Company's
consolidated financial position, results of
operations, or liquidity.
       SFAS No. 125 superseded SFAS No. 122,
"Accounting for Mortgage Servicing Rights".   At
December 31, 1998 and 1997, the carrying amount of the Company's mortgage servicing rights measured under SFAS No. 125 amounted to $34 and $46 for each respective period. At December 31, 1998 and 1997, the magnitude of the servicing rights was not considered so substantial as to require stratification for purposes of evaluation for impairment. There was no valuation reserve for mortgage servicing rights at December 31, 1998 and 1997, as fair value approximated carrying value. The amount of loans serviced for others was $11,862 and $14,880 at December 31, 1998 and 1997, respectively.

       Other Real Estate Owned - Real estate
acquired by foreclosure is recorded at the lower of fair value less estimated costs to sell or cost. Subsequent declines in fair value, after transfer to other real estate owned, are recognized through a valuation allowance. Such declines in fair value along with related operating expenses to administer such properties are charged directly to operating expense.

       Premises and Equipment - Premises and
equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization included in operating expenses are stated largely on the straight-line method. The provision is based on the estimated useful lives of the assets and, in the case of leasehold improvements, amortization is computed over the terms of the respective leases or their estimated useful lives, whichever is less. Gains or losses on disposition are reflected in earnings.
       Assets subject to finance leases are
capitalized and depreciated over the life of the lease with appropriate charges to operating expense for implicit interest amounts.

       Income Taxes - The Company accounts for
income taxes under the asset and liability method of accounting for income taxes under SFAS No.
109.  Under the asset and liability method,
deferred tax assets and liabilities are
recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

       Intangible Assets - Intangible assets
related to the acquisition of branches, and the related amortization, are included in other assets and other noninterest expense, respectively. Intangible assets, which are being amortized, on a straight-line basis, over 15 years, amounted to $12,206 and $13,131 at December 31, 1998 and 1997, respectively. The related amortization expense totaled $944, $493, $80 in 1998, 1997 and 1996, respectively.

       Earnings Per Share - The Company adopted
SFAS No. 128, "Earnings Per Share," at December
31, 1997. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options).
All EPS data reflects the ten percent stock dividend in August 1998 and the five percent stock dividend in November 1997.

       Financial Instruments - SFAS No. 107,
"Disclosures about Fair Value of Financial
Instruments," requires that the Company disclose estimated fair values for its financial instruments, both on- and off-balance sheet. The
Company is a party to certain financial
instruments with off-balance sheet risk, such as:
commercial lines of credit, construction lines of credit, credit card lines of credit, overdraft protection, home equity lines of credit and standby letters of credit. The Company's policy is to record such instruments when funded. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
       Fair value estimates are based on
existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The trust department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates.
Other significant assets and liabilities that are not considered financial assets or liabilities include credit card servicing operations, deferred taxes, premises and equipment, the value of low-cost long-term core deposits and goodwill.
In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.
       The carrying amount of certain
short-term assets and liabilities, namely: cash and due from banks, federal funds sold, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable, is a reasonable estimate of fair value. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 22.

       Segment Reporting - In June 1997, the
FASB issued SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related
Information."    SFAS No. 131 establishes
standards for the way that public business enterprises report information about operating segments. For the Company, the statement was effective for annual financial statements issued for the year ended December 31, 1998. The
Company's operations are solely in the financial services industry and include the traditional operations of a commercial banking enterprise.
The Company operates primarily in northern New
York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.
       Use of Estimates - Management of the
Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles.
Actual results could differ from those estimates.

NOTE  2:  CASH AND DUE FROM BANKS (In Thousands)

       The bank subsidiaries are required to
maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The total amount of the required reserve at December
31, 1998 and 1997 was approximately $7,930 and $9,034, respectively.


NOTE  3:  SECURITIES (In Thousands)

       The fair value of  securities, except
certain state and municipal securities, is estimated based on published prices or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources, so fair value estimates are based on the discounted contractual cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the instrument, or for short-term securities, the carrying amount.
       A summary of the amortized costs and the approximate fair values of securities at December
31, 1998 and 1997 is presented below:

Securities Available-for-Sale:
                                                                   Gross       Gross
                                         Amortized      Fair  Unrealized  Unrealized
                                              Cost     Value       Gains      Losses
December 31, 1998
U.S. Treasury and Agency Obligations      $ 29,567  $ 30,134      $  567       $ ---
State and Municipal Obligations              9,235     9,240           5         ---
Collateralized Mortgage Obligations         68,954    69,257         410         107
Other Mortgage-Backed Securities           120,107   120,104         428         431
Corporate and Other Debt Securities         34,899    34,953         118          64
Mutual Funds and Equity Securities           3,916     4,043         127         ---
  Total Securities Available-for-Sale     $266,678  $267,731      $1,655       $ 602

December 31, 1997
U.S. Treasury and Agency Obligations      $ 75,553  $ 76,006      $  463       $  10
State and Municipal Obligations              3,000     2,999         ---           1
Collateralized Mortgage Obligations         66,919    67,207         656         368
Other Mortgage-Backed Securities            63,763    64,057         341          47
Corporate and Other Debt Securities          8,998     9,145         153           6
Mutual Funds and Equity Securities           2,325     2,423          98         ---
  Total Securities Available-for-Sale     $220,558  $221,837      $1,711       $ 432


Securities Held-to-Maturity:
                                                                   Gross       Gross
                                         Amortized      Fair  Unrealized  Unrealized
                                              Cost     Value       Gains      Losses
December 31, 1998
U.S. Treasury and Agency Obligations       $ 3,989   $ 4,050      $   61       $ ---
State and Municipal Obligations             42,458    44,320       1,872          10
Other Mortgage-Backed Securities            16,569    16,685         165          49
  Total Securities Held-to-Maturity        $63,016   $65,055      $2,098       $  59


December 31, 1997
State and Municipal Obligations            $24,800   $26,106      $1,307       $   1
Other Mortgage-Backed Securities            19,282    19,456         174         ---
  Total Securities Held-to-Maturity        $44,082   $45,562      $1,481       $   1



       A summary of the maturities of
securities as of December 31, 1998 is presented below. Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives. Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

                                       Securities Available- Securities Held-
                                              for-Sale          to-Maturity
                                         Amortized      Fair Amortized      Fair
                                              Cost     Value      Cost     Value

Within One Year:
  U.S. Treasury and Agency Obligations    $  1,500  $  1,513   $   ---   $   ---
  State and Municipal Obligations            7,235     7,240     4,055     4,058
  Collateralized Mortgage Obligations       25,816    25,865       ---       ---
  Other Mortgage-Backed Securities             730       728       ---       ---
  Corporate and Other Debt Securities       30,916    30,869       ---       ---
    Total                                   66,197    66,215     4,055     4,058

From 1 - 5 Years:
  U.S. Treasury and Agency Obligations      13,032    13,317       ---       ---
  State and Municipal Obligations              ---       ---     3,874     4,074
  Collateralized Mortgage Obligations       43,138    43,392       ---       ---
  Other Mortgage-Backed Securities         114,287   114,332    16,569    16,685
  Corporate and Other Debt Securities        2,989     3,084       ---       ---
    Total                                  173,446   174,125    20,443    20,759

From 5 - 10 Years:
  U.S. Treasury and Agency Obligations      15,035    15,304     3,989     4,050
  State and Municipal Obligations              ---       ---    17,208    18,389
  Collateralized Mortgage Obligations          ---       ---       ---       ---
  Other Mortgage-Backed Securities           5,090     5,044       ---       ---
  Corporate and Other Debt Securities          ---       ---       ---       ---
    Total                                   20,125    20,348    21,197    22,439

Over 10 Years:
  U.S. Treasury and Agency Obligations         ---       ---       ---       ---
  State and Municipal Obligations            2,000     2,000    17,321    17,799
  Collateralized Mortgage Obligations          ---       ---       ---       ---
  Other Mortgage-Backed Securities             ---       ---       ---       ---
  Corporate and Other Debt Securities          994     1,000       ---       ---
  Mutual Funds and Equity Securities         3,916     4,043       ---       ---
    Total                                    6,910     7,043    17,321    17,799
      Total Securities                    $266,678  $267,731   $63,016   $65,055

       The carrying amount of securities
pledged to secure public and trust deposits and for other purposes totaled $205,812 and $179,232 at December 31, 1998 and 1997, respectively.

NOTE  4:  LOANS AND LEASES (In Thousands)

         Loans and leases at December 31, 1998 and 1997 consisted of the following:


                                                                  1998      1997
Commercial, Financial and Agricultural                        $ 35,961  $ 46,124
Real Estate - Commercial                                        58,420    50,680
Real Estate - Residential                                      238,425   208,258
Real Estate - Construction                                       3,406     2,072
Installment Loans to Individuals                               209,914   178,676
  Total Loans and Leases                                      $546,126  $485,810
/TABLE

       The carrying amount of net loans and
leases at December 31, 1998 and 1997 was $539,384 and $479,619, respectively. The fair value of net loans and leases at December 31, 1998 and 1997 was $547,648 and $489,031, respectively.
       Fair values are estimated for portfolios of loans with similar financial characteristics.
Loans are segregated by type such as commercial, commercial real estate, residential mortgage, credit card and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
       The fair value of performing loans is
calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.
       Fair value for nonperforming loans is
based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
       Certain executive officers and
directors, including their immediate families and organizations in which they are principals of the Company or affiliates, have various loan, deposit and other transactions with the Company. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The amount of such related party loans was $3,702 at December 31, 1998 and $3,285 at December 31, 1997. During
1998, the amount of new loans and renewals extended to such related parties was $1,832 and the total of loan repayments was $1,415.
       The Company has pledged certain loans
secured by one to four family residential mortgages as collateral for borrowings from the Federal Home Loan Bank (see Note 10). As of
December 31, 1998 the amount of such pledging amounted to $152,645.
       The Company designates certain loans as
nonaccrual and suspends the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management. The following table presents the balance of nonaccrual and restructured loans and other information implicit to the interest income accounts.

                                                        1998      1997      1996
Principal Amount at December 31                       $2,270    $3,321    $2,297
Gross Interest That Would Have Been Earned
  Under Original Terms                                   208       246       232
Interest Included in Net Income                           76        90        48

         The Company has no material commitments
to make additional advances to borrowers with nonaccrual or restructured loans.

NOTE  5:  ALLOWANCE FOR LOAN LOSSES (In
Thousands)

       The following summarizes the changes in
the allowance for loan losses during the years ended December 31:

                                                       1998      1997      1996
Balance at Beginning of Year                         $6,191    $5,581   $12,106
Provision for Loan Losses                             1,386     1,303       896
Recoveries                                              343       205       366
Charge-Offs                                          (1,178)   (1,598)     (946)
Allowance Acquired (Transferred)                        ---       700    (6,841)
Balance at End of Year                               $6,742    $6,191   $ 5,581


       At December 31, 1998 and 1997, the
recorded investment in impaired loans amounted to $671 and $1,935, respectively. At December 31,
1998, the allowance for loan losses included
$201, which represented the amount of allowance related to the impaired loans at that date. At
December 31, 1997, the allowance for loan losses included $225, which represented the amount of the allowance related to the impaired loans at that date. The average recorded investment in impaired loans for 1998, 1997 and 1996 was $1,273, $1,566 and $1,465, respectively. During
1998, 1997 and 1996, no interest income was recorded on such loans during the period of impairment.



NOTE  6:  PREMISES AND EQUIPMENT (In Thousands)

       A summary of premises and equipment at
December 31, 1998 and 1997 is presented below:

                                                                 1998      1997
Bank Premises, Including Land                                 $13,106   $12,592
Equipment, Furniture and Fixtures                              10,236     9,539
Leasehold Improvements                                            171       169
  Sub-Total                                                    23,513    22,300
Accumulated Depreciation and Amortization                     (12,410)  (11,540)
Net Premises and Equipment                                    $11,103   $10,760


       Amounts charged to operations for
depreciation and amortization totaled $936, $836 and $879 in 1998, 1997 and 1996, respectively.

NOTE  7:  OTHER REAL ESTATE OWNED (In
Thousands)

       Other real estate owned, net of an
allowance for estimated losses, at December 31, 1998 and 1997 consisted of the following:

                                                                 1998      1997
Single-Family 1 - 4 Units                                        $540      $227
Commercial Real Estate                                             86        86
Construction and Land Development                                   1         2
Other Real Estate Owned, Net                                     $627      $315


       The following table summarizes changes
in the net carrying amount of other real estate owned at December 31, 1998 and 1997:

                                                                 1998      1997
Balance at Beginning of Year                                     $315      $136
Properties Acquired Through Foreclosure                           679       307
Sales                                                            (367)     (128)
Balance at End of Year                                           $627      $315


The following summarizes the changes in the allowance for other real estate owned losses:

                                                                 1998      1997
Balance at Beginning of Year                                     $ 65      $108
Charge-Offs                                                        (6)     ( 43)
Balance at End of Year                                           $ 59      $ 65


Repossessed assets totaled $38 and $78 at December 31, 1998 and 1997, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

NOTE  8:  TIME DEPOSITS (In Thousands)

       The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 1998:

                                                                 Time
                                                             Deposits     Other
                                                          of $100,000      Time
                                                              or More  Deposits
                                                             C>
1999                                                         $115,737  $142,637
2000                                                            5,593    34,601
2001                                                              967     7,416
2002                                                              400     2,346
2003 and Beyond                                                   342     8,696
Total                                                        $123,039  $195,696

       The carrying value of time deposits at
December 31, 1998 and 1997 was $318,735 and
$303,727, respectively. The fair value of time deposits at December 31, 1998 and 1997 was $319,224 and $304,374, respectively. The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.
The discount rate is estimated using the rates indexed to the FHLB advance rates at December 31, 1998.


NOTE  9:  SHORT-TERM BORROWINGS (In Thousands)

       A summary of short-term borrowings is
presented below:


Federal Funds Purchased and Securities Sold
  Under Agreements to Repurchase:                      1998      1997      1996
    Balance at December 31                          $22,275   $20,918   $16,597
    Maximum Month-End Balance                        41,576    21,510    20,099
    Average During the Year                          25,575    17,450    15,094
    Average Rate During the Year                       4.62%     4.74%     4.72%
    Rate at December 31                                4.36%     4.39%     4.39%

Other Short-Term Borrowings:
    Balance at December 31                           $1,757    $3,837    $6,109
    Maximum Month-End Balance                         5,042     8,322     8,336
    Average During the Year                           2,426     5,041     3,430
    Average Rate During the Year                       5.67%     5.77%     5.20%
    Rate at December 31                                5.19%     5.27%     5.50%

Average Aggregate Borrowing Rates During the Year      4.71%     4.97%     4.81%


       Securities sold under agreements to
repurchase generally mature within ninety days.
The Company maintains control over the securities underlying the agreements. Federal funds purchased represent overnight transactions.
       At December 31, 1998 other short-term
borrowings included demand notes issued to the U.S. Treasury. The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $39,200. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. Participation in the FHLB program requires an investment in FHLB stock. Investment in FHLB stock, included in Securities Available-for-Sale on the
Consolidated Balance Sheets, amounted to $3,128 and $1,903 at December 31, 1998 and 1997, respectively.

NOTE  10: FHLB Advances (In Thousands)

During 1998 the Company began to borrow long-term funds from the FHLB in the form of "convertible advances." These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The borrowings are secured by mortgage-backed loans and/or securities. The total amount of assets pledged to the FHLB at December 31, 1998 amounted to $191,163 for borrowing arrangements. The table below presents information applicable to FHLB Advances held as of December 31, 1998:

        Par Amount      Effective Rate          Option Date       Maturity Date

           $ 5,000               5.11%       March 11, 1999      March 11, 2008
             5,000               5.28%       March 13, 2000      March 11, 2008
            10,000               4.75%    November 19, 2000   November 19, 2003
             5,000               5.43%       March 12, 2001      March 11, 2008
            10,000               4.59%     October 19, 2001    October 20, 2003
            10,000               4.98%    November 19, 2001   November 19, 2003
    Total  $45,000               4.94%

NOTE  11: ACCUMULATED OTHER COMPREHENSIVE
INCOME (In Thousands)

       The following table presents the
components, net of tax, of accumulated other comprehensive income as of December 31:

                                                    1998        1997
Excess of Additional Pension Liability Over
 Unrecognized Prior Service Cost                    $(44)       $---
Net Unrealized Securities Holding Gains              623         764
  Total Accumulated Other Comprehensive Income      $579        $764


NOTE  12: EARNINGS PER COMMON SHARE (In
Thousands, Except Per Share Amounts)

       The following table presents a
reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the three year periods ended December 31, 1998.
Shares outstanding have been restated for the August 1998 ten percent stock dividend and the November 1997 five percent stock dividend.

                                                       Income            Shares       Per Share
                                                   (Numerator)     (Denominator)         Amount
For the Year Ended December 31, 1998:
Basic EPS: Income Available to Common Shareholders    $11,835            6,303            $1.88
Dilutive Effect of Stock Options                          ---               96
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                          $11,835            6,399            $1.85


For the Year Ended December 31, 1997:
Basic EPS: Income Available to Common Shareholders    $10,997            6,431            $1.71
Dilutive Effect of Stock Options                          ---               87
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                          $10,997            6,518            $1.69

For the Year Ended December 31, 1996:
Basic EPS: Income Available to Common Shareholders    $20,260            6,803            $2.98
Dilutive Effect of Stock Options                          ---               70
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                          $20,260            6,873            $2.95


Options to purchase 47 shares of common stock at $29.83 per share were outstanding during 1998 and the last quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire on November 26, 2007, were still outstanding at the end of 1998.

NOTE  13: REGULATORY MATTERS (In Thousands)

     In the normal course of business, the
Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.
     The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries. As of December
31, 1998, the maximum amount that could have been paid by subsidiary banks to the Company was approximately $18,718.
     Under current Federal Reserve regulations, the Company is prohibited from borrowing from the subsidiary banks unless such borrowings are secured by specific obligations. Additionally, the maximum of any such borrowing is limited to 10% of an affiliate's capital and surplus.
     The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on an institution's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by
regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
Management believes, as of December 31, 1998 and 1997, that the Company and all subsidiary banks meet all capital adequacy requirements to which they are subject.

     As of December 31, 1998 the most recent
notification from the Federal Reserve Bank of New York (the primary regulator of the Company) and the Office of the Comptroller of the Currency
(the primary regulator of the subsidiary banks) categorized each respective entity as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Company's or its subsidiary banks' categories.
     The Company ("Arrow") and its subsidiary banks, Glens Falls National Bank and Trust
Company ("Glens Falls National") and Saratoga
National Bank and Trust Company ("Saratoga
National") actual capital amounts and ratios are presented in the table below as of December 31, 1998 and 1997:


                                                  Minimum Amounts     Minimum Amounts
                                                   For Capital            To Be
                                   Actual        Adequacy Purposes   Well Capitalized
                                Amount   Ratio    Amount    Ratio     Amount    Ratio
As of December 31, 1998:
Total Capital
 (to Risk Weighted Assets):
   Arrow                       $70,538   12.4%   $45,582     8.0%    $56,977    10.0%
   Glens Falls National         64,327   13.1     39,314     8.0      49,142    10.0
   Saratoga National             7,906   13.6      4,654     8.0       5,817    10.0
Tier I Capital
 (to Risk Weighted Assets):
   Arrow                       $63,739   11.2%   $22,784     4.0%    $34,176     6.0%
   Glens Falls National         58,444   11.9     19,662     4.0      29,492     6.0
   Saratoga National             7,026    8.8      3,208     4.0       4,812     6.0
Tier I Capital
 (to Average Assets):
   Arrow                       $63,739    7.1%   $35,909     4.0%    $35,909     4.0%
   Glens Falls National         58,444    7.2     32,424     4.0      40,530     5.0
   Saratoga National             7,026    7.7      3,650     4.0       4,562     5.0

As of December 31, 1997:
Total Capital
 (to Risk Weighted Assets):
   Arrow                       $65,334   13.5%   $38,803     8.0%    $48,503    10.0%
   Glens Falls National         57,762   13.9     33,340     8.0      41,675    10.0
   Saratoga National             6,995   10.8      5,172     8.0       6,465    10.0
Tier I Capital
 (to Risk Weighted Assets):
   Arrow                       $59,267   12.2%   $19,416     4.0%    $29,124     6.0%
   Glens Falls National         52,550   12.6     16,669     4.0      25,004     6.0
   Saratoga National             6,258    9.7      2,586     4.0       3,879     6.0
Tier I Capital
 (to Average Assets):
   Arrow                       $59,267    7.3%   $32,431     4.0%    $32,431     4.0%
   Glens Falls National         52,550    7.2     29,194     4.0      36,493     5.0
   Saratoga National             6,258    7.6      3,307     4.0       4,133     5.0

/TABLE

NOTE  14: RETIREMENT PLANS (In Thousands)

       The Company sponsors qualified and
nonqualified defined benefit pension plans and other postretirement benefit plans for its employees. The Company maintains a non-contributory pension plan which covers substantially all employees. Benefits are based on years of service and the participants' final compensation (as defined). The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. The
Company also maintains a supplemental
nonqualified unfunded retirement plan to provide eligible employees of the Company and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.
       The Company has multiple nonpension
postretirement benefit plans. The health care, dental and life insurance plans are contributory, with participants' contributions adjusted annually. The health care plan provides for automatic increases of Company contributions each year based on the increase in inflation up to a maximum of 5%. The Company's policy is to fund the cost of postretirement benefits in amounts determined at the discretion of management.
       The following tables provide a
reconciliation of the changes in the plans' benefit obligations and fair value of the plans' assets over the two-year period ending December
31, 1998, and a statement of the funded status as of December 31 of both years:

                                                      Pension       Postretirement
                                                      Benefits         Benefits
                                                   1998     1997     1998     1997

Reconciliation of Benefit Obligation:
Benefit Obligation at January 1                 $15,260  $15,517  $ 4,708  $ 4,671
Service Cost                                        563      425      117       94
Interest Cost                                     1,118    1,112      338      312
Participant Contributions                           ---      ---       53       39
Actuarial (Gain) Loss                             1,750      608      426     (125)
Settlement (former Vermont operations)              ---   (1,401)     ---      ---
Prior Service Cost (Plan Amendment)                  27      ---      ---      ---
Benefit Payments                                 (1,091)  (1,001)    (322)    (283)
  Benefit Obligation at December 31              17,627   15,260    5,320    4,708

Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1           15,043   14,233      ---      ---
Actual Return on Plan Assets                      2,119    2,880      ---      ---
Employer Contributions                              326      332      269      244
Participant Contributions                           ---      ---       53       39
Settlement (former Vermont operations)              ---   (1,401)     ---      ---
Benefit Payments                                 (1,091)  (1,001)    (322)    (283)
  Fair Value of Plan Assets at December 31       16,397   15,043      ---      ---

Funded Status:
Funded Status at December 31                     (1,230)    (217)  (5,320)  (4,708)
Unrecognized Transition (Asset) Obligation         (289)    (369)   1,683    1,811
Unrecognized Prior Service Cost                     620      662       55       61
Unrecognized Net (Gain) Loss                        739     (218)     737      327
  Net Amount Recognized                         $  (160) $  (142) $(2,845) $(2,509)


       The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

                                                      Pension         Postretirement
                                                      Benefits            Benefits
                                                   1998     1997       1998      1997
Prepaid Benefit Cost                             $1,706   $1,772    $   ---   $   ---
Accrued Benefit Liability                        (2,568)  (2,630)    (2,845)   (2,509)
Intangible Asset                                    628      716        ---       ---
Accumulated Other Comprehensive Income               74      ---        ---       ---
  Net Amount Recognized                          $ (160)  $ (142)   $(2,845)  $(2,509)

       The Company's nonqualified pension plan's projected benefit obligation was $2,822 at December 31, 1998 and $2,826 at December 31,
1997.  There are no plan assets in the
nonqualified plan. All of the Company's postretirement benefit plans also have no plan assets. The accumulated benefit obligation for the postretirement benefit plans was $5,320 and $4,708 at December 31, 1998 and 1997, respectively. The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $74 for 1998 and $0 for 1997 and 1996.

       The qualified pension plan's assets are
primarily comprised of short-term funds and U.S.
Treasury obligations, high grade corporate bonds and marketable equity securities. At December
31, 1998 and 1997, plan assets included 82 and 81 shares, respectively, of Arrow Financial
Corporation common stock with a market value of $2,129 and $2,502, respectively. During the respective years, the Plan received $66 and $75 from cash dividends on the Company's common stock.
       The following table provides the
components of net periodic benefit costs for the plans for the three years ending December 31:

                                       Pension Benefits        Postretirement Benefits
                                   1998      1997     1996       1998   1997    1996
Service Cost                     $  563    $  425   $  644       $117   $ 94    $121
Interest Cost on
   Benefit Obligation             1,118     1,112    1,095        338    312     326
Expected Return on Plan Assets   (1,327)   (1,256)  (1,202)       ---    ---     ---
Amortization of Transition
  (Asset) Obligation                (80)      (90)     (90)       128    128     163
Amortization of Prior Service Cost   69        68      168          5      5       2
Amortization of Net (Gain) Loss     ---       ---       14         17     (2)     11
  Net Periodic Benefit Cost         343       259      629        605    537     623
Settlement Gain                     ---       (89)     ---        ---    ---     ---
  Net Periodic Benefit Cost
    after Settlement Gain        $  343    $  170   $  629       $605   $537    $623


       The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants.
       During 1996, divestiture of the Company's
Vermont banking operations created one-time financial accounting transactions for the defined benefit pension plan and the supplemental nonqualified plan and for the nonpension postretirement benefit plan. At December 31, 1996, the prepaid pension cost for the defined benefit plan included a curtailment gain amounting to $445; the accrued pension cost for the supplemental nonqualifed plan reflected a $523 reduction of unrecognized prior service costs and recognition of $551 in additional benefits provided by the plan; and the accrued postretirement benefit cost for the nonpension plan included a curtailment loss of $561. Net expenses for these transactions were charged to the net gain on the disposition of Vermont operations (see Note 25) and, therefore, are not included in the net periodic benefit costs above.
       During 1997, the Company settled its
pension obligation in the qualified plan for former employees of the previously divested
Vermont operations by purchasing annuities from an insurance company or distributing cash at the employees' option. The settlement reduced the pension obligation and the fair value of plan assets by $1,401 and resulted in a settlement gain of $89.
       The assumptions used in the measurement
of the Company's benefit obligations and net periodic benefit costs are shown in the following table:

                                       Pension Benefits          Postretirement Benefits
As of December 31,                   1998     1997     1996        1998     1997   1996
Weighted-average assumptions:
  Discount Rate                      6.75%    7.00%    7.25%       6.75%    7.00%  7.25%
  Expected Return on Plan Assets     9.00     9.00     9.00         ---      ---    ---
  Rate of Compensation Increase      4.00     4.00     4.50         ---      ---    ---


For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1999 and 7.5% for dental benefits. The rate was assumed to decrease gradually each year to a rate of 5.5% for 2005 and remain at that level thereafter for both the medical and dental benefit plans.

Assumed medical and dental cost trend rates have a significant effect on the amounts reported for the plans. A 1% change in assumed medical and dental cost trend rates would have the following effects:

                                                      1% Increase         1% Decrease

Effect on Total Service and Interest Cost
     Components of Net Periodic Postretirement
  Benefit Cost For the Year Ended
   December 31, 1998                                      $ 11               $(50)

Effect on the Accumulated Postretirement Benefit
   Obilgation as of December 31, 1998                      170               (489)


NOTE  15: OTHER EMPLOYEE BENEFIT PLANS (In
Thousands)

       The Company maintains an employee stock
ownership plan (ESOP). Substantially all employees of the Company, and its subsidiaries, are eligible to participate upon satisfaction of applicable service requirements. During 1998, the ESOP borrowed $1,700 from one of the Company's subsidiary banks to purchase outstanding shares of the Company's common stock.
The note requires the Company to contribute an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the note. The Company's ESOP provision amounted to $564, $600 and $840 in 1998, 1997 and 1996, respectively. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt paid to total debt outstanding for the year.
        The Company accounts for the ESOP under
SOP 93-6, and accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares were released from collateral, the Company reported compensation expense equal to the current average market price of the shares, and the shares became outstanding for earnings per share computations.
The ESOP shares as of December 31, 1998 were as follows:


       Allocated Shares                                             420
       Shares Released for Allocation                                 6
       Unallocated Shares                                            57
         Total ESOP Shares                                          483

       Market Value of Unallocated Shares                        $1,477

       The Company also sponsors an Employee
Stock Purchase Plan (ESPP). Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The aggregate cost of the ESPP as reflected in the Company's consolidated financial statements was $97, $95 and $100 in 1998, 1997 and 1996, respectively.
       The Company also sponsors a Short-Term
Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees. The cost of these plans was $411, $318 and $393 for 1998, 1997 and 1996, respectively.

NOTE  16: STOCK OPTION PLANS (In Thousands,
Except Per Share Amounts)

       The Company has established fixed
Incentive Stock Option and Non-qualified Stock
Option Plans. At December 31, 1998, 363 shares remained available for grant under these plans.
Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant. Number of shares and related prices have been adjusted for the effect of the ten percent stock dividend declared in 1998 and the five percent stock dividend declared in 1997.
       Stock Appreciation Rights, which were
granted in tandem with certain non-qualified options, entitle the holder of an option to surrender the unexercised option, or any part thereof and receive in exchange a payment in cash representing the difference between the base value and the fair market value of the common stock of the Company.
       The Company applies APB Opinion No. 25
and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. SFAS No. 123, "Accounting for Stock-Based
Compensation" requires companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996 respectively: dividend yields of 3.40%, 2.50% and 3.25%; expected volatility of 22.4%, 20.5% and 21.3%; risk free interest rates of 4.73%, 5.76% and 6.05%; and expected lives of 7.0 years for each year. The effects of applying
SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years. Pro forma disclosures for the Company for the years ending December 31, 1998, 1997 and 1996 for options granted in 1995 and later are as follows:


                                                        1998     1997       1996
Net Income:
 As Reported                                         $11,835  $10,977    $20,260
 Pro Forma                                            11,605   10,854     21,191
Basic Earning Per Share:
 As Reported                                           $1.88    $1.71      $2.98
 Pro Forma                                              1.84     1.69       2.97
Diluted Earnings Per Share:
 As Reported                                           $1.85    $1.69      $2.95
 Pro Forma                                              1.81     1.67       2.94

       A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:




                                           1998                       1997                     1996
                                              Weighted-                  Weighted-               Weighted-
                                               Average                    Average                 Average
                                              Exercise                   Exercise                Exercise
                                    Shares       Price          Shares      Price        Shares     Price
Options:
  Outstanding at January 1         288,099      $16.39         296,375     $13.00       332,836    $10.75
  Granted                           48,400       26.25          47,850      29.83        58,850     20.73
  Exercised                        (20,364)      12.06         (56,126)      9.97       (90,229)     9.70
  Forfeited                           (550)      29.83             ---        ---        (5,082)    13.87
  Outstanding at Year-end          315,585       18.16         288,099      16.39       296,375     13.00
  Exercisable at Year-end          186,580                     145,604                  138,798

Weighted-Average Fair Value
  of Options Granted During
  the Year                                       $5.58                      $7.76                   $5.03


       The following table summarizes information about the Company's stock options at December 31, 1998:


                                Options Outstanding             Options Exercisable
                                      Weighted-
                                       Average   Weighted-                 Weighted-
     Range of               Number   Remaining    Average       Number      Average
     Exercise          Outstanding Contractual   Exercise  Exercisable     Exercise
       Prices          At 12/31/98        Life     Price   at 12/31/98        Price
  $4.21-$8.57               32,017   4.0 years    $ 6.82        32,017       $ 6.82
$11.16-$11.63               64,395   5.2           11.23        64,395        11.23
       $13.87               65,977   6.9           13.87        48,555        13.87
       $20.73               57,496   7.9           20.73        29,792        20.73
       $26.25               48,400   9.9           26.25           ---          ---
       $29.83               47,300   8.9           29.83        11,821        29.83
 $4.21-$29.83              315,585   7.2           18.16       186,580        13.85
/TABLE

NOTE  17: SHAREHOLDER RIGHTS PLAN

       In 1997, the Board of Directors of the
Company adopted a shareholder rights plan. The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company.
Each right entitles the holder, following the occurrence of certain events, to purchase a unit, consisting of one-hundredth of a share of Series
1 Junior Participating Preferred Stock, at a purchase price of $75 per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of the Company's common stock. Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in April 2007 unless earlier redeemed or exchanged by the Company.

NOTE  18: OTHER OPERATING EXPENSE (In
Thousands)


       Other operating expenses included in the consolidated statements of income are as follows:

                                                        1998      1997      1996
Advertising and Promotion                             $  660    $  558    $  572
Stationery and Printing                                  660       715       644
Telephone and Communications                             637       546       681
Postage                                                  899       811       909
Legal, Professional and Accounting Fees                  837       663       838
Charitable Contributions                                 155        88       117
Other Real Estate Owned Losses, Net                      ---       ---       271
Other Real Estate Owned Expenses                         147        74        84
FDIC and Other Insurance                                 208       218       258
Branch Acquisition Intangible Asset Amortization         944       493        41
All Other                                              1,685     1,457     1,921
  Total Other Operating Expense                       $6,832    $5,623    $6,336


NOTE  19: INCOME TAXES (In Thousands)

       The consolidated provision for income
taxes is summarized below:

                                                      1998      1997     1996
Current Tax Expense:
  Federal                                            $4,515    $4,367  $ 9,378
  State                                                 913       378    1,347
    Total Current Tax Expense                         5,428     4,745   10,725
Deferred Tax Expense (Benefit):
  Federal                                               343       737      409
  State                                                 (27)     (327)    (312)
    Total Deferred Tax Expense                          316       410       97
      Total Consolidated Provision for Income Taxes  $5,744    $5,155  $10,822

The consolidated provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 1998,
1997 and 1996 to pre-tax income from continuing operations as a result of the following:


                                                       1998      1997      1996
Computed Tax Expense at Statutory Rates              $6,153    $5,653   $10,879
Increase (Reduction) in Income Taxes Resulting From:
  Tax-Exempt Income                                    (807)     (563)     (440)
  Nondeductible Interest Expense                        101        65        53
  State Taxes, Net of Federal Income Tax Benefit        576       497       673
  State Tax Settlement, Net of Federal
    Income Tax Benefit                                  ---      (464)      ---
  Other Items, Net                                     (279)      (33)     (343)
    Total Consolidated Provision for Income Taxes    $5,744    $5,155   $10,822



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


                                                                  1998      1997
Deferred Tax Assets:
  Allowance for Loan Losses                                     $2,788    $2,555
  Pension and Deferred Compensation Plans                        2,495     2,570
  Deferred Expenses                                              1,258     1,115
    Total Gross Deferred Tax Assets                              6,541     6,240

Deferred Tax Liabilities:
  Pension Plans                                                    734       758
  Depreciation                                                     453       398
  Deferred Income                                                1,086       466
  Other                                                             99       113
    Total Gross Deferred Tax Liabilities                         2,372     1,735
    Net Deferred Tax Assets                                     $4,169    $4,505


       Management believes that the realization
of the recognized net deferred tax asset of
$4,169 and $4,505 at December 31, 1998 and 1997,
respectively, is more likely than not, based on
existing carryback ability, available tax
planning strategies and expectations as to future
taxable income.  Accordingly, there was no
valuation allowance for deferred tax assets as of
December 31, 1998 and 1997.   Not included in net
deferred tax assets above are deferred tax liabilities relating to unrealized gains on securities available for sale of $453 at December
31, 1998 and $553 at December 31, 1997 and a
deferred tax asset relating to recognized minimum pension liabilities of $30 at December 31, 1998.
During 1997, the increase in deferred net tax assets relating to purchase acquisition transactions amounted to $277.

NOTE 20:  LEASE COMMITMENTS (In Thousands)

          At December 31, 1998, the Company was
obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
          Future minimum lease payments on
operating leases at December 31, 1998 were as follows:

                                                                Operating
                                                                   Leases
       1999                                                          $ 71
       2000                                                            71
       2001                                                            71
       2002                                                            71
       2003                                                            70
       Later Years                                                    634
       Total Minimum Lease Payments                                  $988



NOTE 21:  FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES
          (In Thousands)

       The Company is party to financial
instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with recourse. Commitments to extend credit include home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments.


       The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.
       Financial instruments whose contract
amounts represent credit risk as of December 31 are as follows:


                                                  1998                         1997
                                     Fixed    Variable    Total   Fixed    Variable    Total
Commitments to Extend Credit        $  ---     $92,779  $92,779  $  ---     $77,307  $77,307
Standby Letters of Credit              ---         723      723     ---         653      653


       Commitments to extend credit are
agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The Company evaluates each customer's
creditworthiness on a case-by-case basis. Credit card lines of credit are generally unsecured.
Home equity lines of credit are secured by residential real estate. Construction lines of credit are secured by underlying real estate.
For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
       Standby letters of credit are
conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.
       Under SFAS No. 107 the fair value of
commitments to extend credit is determined by estimating the fees to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties, and for fixed rate loan commitments, the difference between the current and committed interest rates. The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties. The Company provides several types of commercial lines of credit and standby letters of credit to its commercial customers.
The pricing of these services is not isolated as the Company considers the customer's complete deposit and borrowing relationship in pricing individual products and services. The commitments to extend credit also include commitments under home equity lines of credit, for which the Company charges no fee. Unadvanced credit card lines comprise the other major category of commitments to extend credit. The bank charges a nominal annual fee to the cardholders which covers both the cost to process purchases made and settled before interest is charged as well as cash advances and financings of purchases. The carrying value and fair value of commitments to extend credit are not material and the Company does not expect to incur any material loss as a result of these commitments.
       In the normal course of business, the
Company and its subsidiary banks became involved in a variety of routine legal proceedings including so-called "lender liability" claims, in which borrowers allege that they have suffered loss as a result of inappropriate actions taken by lending banks. At present, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, would result in a material loss to the Company.
       In June 1998, the FASB issued SFAS No.
133, "Accounting for Derivative Instruments and
Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

NOTE 22:                       FAIR VALUE OF FINANCIAL INSTRUMENTS
(In Thousands)

       The following table presents a summary
of the carrying amount and fair value of the Company's financial instruments not carried at fair value:

                                              1998                1997
                                          Carrying      Fair  Carrying      Fair
                                            Amount     Value    Amount     Value
Securities Held-to-Maturity (Note 3)      $ 63,016  $ 65,055  $ 44,082  $ 45,562
Net Loans and Leases (Note 4)              539,384   547,648   479,619   489,031
Time Deposits (Note 8)                     318,735   319,224   303,727   304,374
FHLB Advances (Note 10)                     45,000    44,399       ---       ---



NOTE  23: PARENT ONLY FINANCIAL INFORMATION (In
Thousands)

       Condensed financial information for
Arrow Financial Corporation is as follows:


BALANCE SHEETS                                                    December 31,
                                                                 1998      1997
ASSETS
Interest-Bearing Deposits with Subsidiary Banks               $   490   $   156
  Cash and Cash Equivalents                                       490       156
Securities Available-for-Sale                                     101     1,129
Investment in Subsidiaries at Equity                           78,877    73,418
Other Assets                                                    4,065     4,469
  Total Assets                                                $83,533   $79,172
LIABILITIES
Note Payable - ESOP                                           $ 1,555   $   ---
Other Liabilities                                               4,832     5,301
  Total Liabilities                                             6,387     5,301
SHAREHOLDERS' EQUITY
  Total Shareholders' Equity                                   77,146    73,871
  Total Liabilities and Shareholders' Equity                  $83,533   $79,172


STATEMENTS OF INCOME                                 Years Ended December 31,
Income:                                                1998      1997      1996
  Dividends from Bank Subsidiaries                  $ 6,200   $ 2,300   $ 3,990
  Liquidating Dividends from Vermont Operations         175    33,060       ---
  Dividends from Nonbank Subsidiaries                   ---       320     2,569
  Interest and Dividends on Securities
    Available-for-Sale                                   72       222         2
  Other Income (Including Management Fees)                8       398     8,214
  Net Gains on Securities Transactions                   14       ---       ---
    Total Income                                      6,469    36,300    14,775
Expense:
  Interest Expense                                       50       128       421
  Salaries and Benefits                                  41       476     5,666
  Occupancy and Equipment                               ---         6       995
  Other Expense                                         436       418     1,764
    Total Expense                                       527     1,028     8,846
Income Before Income Tax Benefit and Equity
  in Undistributed Net Income of Subsidiaries         5,942    35,272     5,929
Income Tax Benefit                                      287       351       244
Income Before Equity in Undistributed
  Net Income of Subsidiaries                          6,229    35,623     6,173
Equity in (Distributions in Excess of)
  Undistributed Net Income of Subsidiaries            5,606   (24,626)   14,087
Net Income                                          $11,835   $10,997   $20,260
/TABLE

STATEMENTS OF CASH FLOWS                                          Years Ended December 31,
                                                            1998           1997           1996
Operating Activities:
  Net Income                                             $11,835        $10,997        $20,260
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Distributions in Excess of
         (Undistributed) Net Income of Subsidiaries       (5,606)        24,626        (14,087)
       Depreciation and Amortization                         ---              8             12
       Compensation Expense for Allocated ESOP Shares         (7)           ---            252
    Gains on the Sale of Securities Available-for-Sale    (14)           ---            ---
       Changes in Other Assets and Other Liabilities        (118)        (2,535)           882
Net Cash Provided by Operating Activities                  6,090         33,096          7,319

Investing Activities:
  Proceeds from the Sale of Securities Available-for-Sale  1,069          9,793            ---
  Proceeds from the Maturities
      of Securities Available-for-Sale                       ---            342            ---
  Purchases of Securities Available-for-Sale                 (12)       (11,196)            (1)
  Capital Investment in Subsidiary Banks                     ---        (13,917)          (500)
  Sale of Fixed Assets to Subsidiaries                       ---             17            ---
Net Cash Provided by (Used in) Investing Activities        1,057        (14,961)          (501)

Financing Activities:
  Net (Decrease) Increase in Short-Term Borrowings           ---         (6,375)         6,375
  Exercise of Stock Options                                  203             33            412
  Disqualifying Disposition of Incentive Stock Options        51             33             50
  Purchase of Treasury Stock                              (1,952)        (7,479)       (10,052)
  Cash Dividends Paid                                     (5,115)        (4,565)        (3,886)
Net Cash Used in Financing Activities                     (6,813)       (18,353)        (7,101)

Net Increase (Decrease) in Cash and Cash Equivalents         334           (218)         ( 283)
Cash and Cash Equivalents at Beginning of the Year           156            374            657
Cash and Cash Equivalents at End of the Year             $   490        $   156        $   374

Supplemental Cash Flow Information:
  Interest Paid                                          $   ---        $   262        $   288
  Income Taxes Paid                                          152          6,571         11,235


NOTE 24:  CONCENTRATIONS OF CREDIT RISK (In
Thousands)

          Most of the Company's loans are with
customers in northern New York. Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northern New York economy. The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 4.
Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers. The
Company evaluates each customer's
creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management's credit evaluation of the counterparty. The nature of the collateral varies with the type of loan and may include: residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

NOTE 25:   BRANCH ACQUISITIONS AND DIVESTITURE
OF VERMONT OPERATIONS (In Thousands)

          On June 27, 1997 the Company
completed the acquisition of six branches in upstate New York from Fleet Bank, a subsidiary of Fleet Financial Group, Hartford, CT. The branches are located in the towns of Plattsburgh
(2), Lake Luzerne, Port Henry, Ticonderoga and
Warrensburg and became branches of GFNB. GFNB acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches. Total deposit liabilities at the branches assumed by GFNB were approximately $140,000 and the total amount of the branch-related loans acquired was approximately $34,000. Under the purchase agreement, GFNB also acquired from Fleet an additional $10,000 of residential real estate loans not related to the branches.
       During 1996, the Company, in three
separate transactions, completed the divestiture of its Vermont banking operations. This included the transfer of approximately $208,000 of deposits, the sale of approximately $148,000 of loans and the sale of the Vermont trust operation. The net gain on the divestiture was $15,300.
       Principal components of the net gain
included: premium on deposits transferred
($15,700), proceeds from the sale of the trust operation ($3,000) and a gain on the loans sold
($2,600), partially offset by personnel costs relating to severance and the costs of benefits related to the Company's pension and postretirement plans, as described in Note 14
($1,700), the writedown of certain fixed assets, principally the main office ($2,000) and other net costs ($2,300), which included professional fees, reserves for certain warranties provided to the purchasers, losses on various other assets and miscellaneous costs.
       The Company did not transfer the main
office building located in Rutland, Vermont.  At
December 31, 1998 and 1997, the Company was holding the building for sale and it was carried at estimated fair value less costs to sell and included in other assets on the consolidated balance sheets. The building was held for sale at December 31, 1998.

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

       The following quarterly financial
information for 1998 and 1997 is unaudited, but, in the opinion of management, fairly presents the earnings of the Company. Per share amounts have been adjusted for the 1998 ten percent stock dividend and the 1997 five percent stock dividend.


SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)                               1998
                                                  Fourth      Third      Second       First
                                                 Quarter    Quarter     Quarter     Quarter
Total Interest and Dividend Income               $16,207    $15,796     $15,876     $15,154
Net Interest Income                                9,023      8,632       8,784       8,452
Provision for Loan Losses                            360        342         342         342
Net Securities Gains (Losses)                        242        ---           9         157
Income Before Income Taxes                         4,600      4,194       4,357       4,428
Net Income                                         3,166      2,906       2,860       2,903

Basic Earning Per Common Share                       .51        .46         .45         .46
Diluted Earnings Per Common Share                    .51        .45         .44         .45

                                                                      1997
                                                  Fourth      Third      Second       First
                                                 Quarter    Quarter      Quarter    Quarter
Total Interest and Dividend Income               $15,266    $14,831      $12,596    $12,168
Net Interest Income                                8,416      8,327        7,158      7,073
Provision for Loan Losses                            331        500          236        236
Net Securities Gains (Losses)                         37        ---           65        (28)
Income Before Income Taxes                         4,176      4,219        3,946      3,811
Net Income                                         2,810      2,768        2,518      2,901

Basic Earning Per Common Share                       .44        .44          .39        .44
Diluted Earnings Per Common Share                    .43        .43          .39        .44


Item 9:   Changes in and Disagreements with
Accountants on Accounting and Financial
Disclosure. - None.

               PART III

Item 10:  Directors and Executive Officers of
the Registrant

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 1999, is incorporated herein by reference. Certain required information regarding the Company's
Executive Officers is contained in Part I, Item
1.E., of this Annual Report, "Executive Officers of the Registrant."

Item 11:  Executive Compensation

Item 1, "Election of Directors and Information with Respect to Directors and Officers" and "Principal Shareholders of the Company," from the Company's Proxy Statement for its Annual
Meeting of Shareholders to be held April 14, 1999, is incorporated herein by reference.

Item 12:  Security Ownership of Certain
Beneficial Owners and Management

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 1999, is incorporated herein by reference.

Item 13:  Certain Relationships and Related
Transactions

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 1999, is incorporated herein by reference.


               PART IV

Item 14:  Exhibits, Financial Statement
Schedules and Reports on Form 8-K

(a)  List of Documents filed as part of this
report:

1.   Financial Statements

     The following financial statements, the
     notes thereto, and the independent
     auditors' report thereon are filed as part of this report. See the index to such financial statements in Part II, Item 8 of this report.

          Independent Auditors' Report
          Consolidated Balance Sheets as of
            December 31, 1998 and 1997
          Consolidated Statements of Income
            for the Years Ended December 31, 1998,
            1997 and 1996
          Consolidated Statements of Changes
            in Shareholders' Equity for the Years
            Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash
            Flows for the Years Ended December 31, 1998,
            1997 and 1996
          Notes to Consolidated Financial
            Statements

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

4.1    Shareholder Protection Rights Agreement
       dated as of May 1, 1997, between Arrow
       Financial Corporation and Glens Falls
       National Bank and Trust Company, as
       Rights Agent, incorporated herein by
       reference from the Registrant's Statement on Form 8-A, dated May 16, 1997, Exhibit
       4.

10.1   1984 Non-Qualified Stock Option Plan of
       the Registrant, incorporated herein by
       reference from the Registrant's Proxy Statement for its 1985 Meeting of Shareholders, Exhibit C.

10.2   Short-term Incentive Award Plan of the
       Registrant, incorporated  herein by
       reference from Registrant's 1933 Act
       Registration Statement on Form S-2 (file number 33-10109; filed December 16,
       1986). *

10.3   Employment Agreement among the
       Registrant, its subsidiary bank, Glens
       Falls National Bank & Trust Company, and
       Thomas L. Hoy dated November 26, 1997,
       incorporated herein by reference from
       Registrant's Annual Report on Form 10-K
       for the year ended December 31, 1997,
       Exhibit 10.5. *

10.4   Employment Agreement among the
       Registrant, its subsidiary bank, Glens
       Falls National Bank and Trust Company and
       John J. Murphy dated November 26, 1997,
       incorporated herein by reference from
       Registrant's Annual Report on Form 10-K
       for the year ended December 31, 1997,
       Exhibit 10.6. *

10.5   Select Executive Retirement Plan of the
       Registrant effective January 1, 1992
       incorporated herein by reference from
       Registrant's Annual Report on Form 10-K
       for December 31, 1992, Exhibit 10(m). *

10.6   1989 Employee Stock Purchase Plan of the
       Registrant, incorporated herein by
       reference from Registrant's 1933 Act
       Registration Statement on Form S-8, Exhibit 4
       (File number 33-48225; filed May 15, 1992). *

10.7   1993 Long Term Incentive Plan of the
       Registrant, incorporated herein by
       reference from Registrant's 1933 Act
       Registration Statement on Form S-8, Exhibit 4.1
       (File number 33-66192; filed July 19, 1993). *

10.8   1998 Long Term Incentive Plan of the
       Registrant, incorporated herein by
       reference from Registrant's 1933 Act
       Registration Statement on Form S-8,
       Exhibit 4.1 (File number 333-62719; filed
       September 2, 1998). *

10.9   Directors Deferred Compensation Plan of
       Registrant, incorporated herein by
       reference  from Registrant's Annual
       Report on Form 10-K for December 31,
       1993, Exhibit 10(n).

10.10  Senior Officers Deferred Compensation
       Plan of the Registrant, incorporated
       herein by reference from Registrant's
       Annual Report on Form 10-K for December
       31, 1993, Exhibit 10(o).*

10.11  Automatic Dividend Reinvestment Plan of
       the Registrant incorporated herein by
       reference from Registrant's Annual Report on Form 10-K for December 31, 1995,
       Exhibit 10.11.





       * Management contracts or compensation
         plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit
Number                 Exhibit

3.(ii) By-laws of the Registrant.

10.12  Employment Agreement among the
       Registrant, its subsidiary bank, Glens
       Falls National Bank and Trust Company
       and John C. Van Leeuwen dated December
       29, 1998. *

10.13  Prototype of a change of control
       agreement between the registrant and to
       certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time. *

11     Computation of Earnings per Share.

21     Subsidiaries of the Company.

23     Consent of Independent Certified Public
       Accountants.

27     Financial Data Schedule (submitted with
       electronic filing only).


       * Management contracts or compensation
         plans required to be filed as an exhibit.





(B) Current Reports on Form 8-K filed during the fourth quarter of 1998:

       None

        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     ARROW FINANCIAL CORPORATION

Date: February 24, 1999
/s/ Thomas L. Hoy

By:

Thomas L. Hoy
President and
Chief Executive Officer






Date: February 24, 1999
/s/ John J. Murphy





By:

John J. Murphy
Executive Vice President, Treasurer and
Chief Financial Officer
(Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below on February 24, 1999 by the following persons in the capacities indicated.


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

 /s/ Michael F. Massiano
Michael F. Massiano
Director & Chairman

 /s/ David L. Moynehan
David L. Moynehan
Director

 /s/ Doris E. Ornstein
Doris E. Ornstein
Director

 /s/ Daniel L. Robertson
Daniel L. Robertson
Director

              SIGNATURES

            EXHIBITS INDEX

Exhibit
Number                 Exhibit

3.(ii)  By-laws of the Registrant.

10.12   Employment Agreement among the
        Registrant, its subsidiary bank, Glens
        Falls National Bank and Trust Company
        and John C. Van Leeuwen dated December
        29, 1998. *

10.13   Prototype of a change of control
        agreement offered to certain officers
        from time to time. *

11      Computation of Earnings per Share.

21      Subsidiaries of the Company.

23      Consent of Independent Certified Public
        Accountants.

27      Financial Data Schedule (submitted with
        electronic filing only).


        * Management contracts or compensation
        plans required to be filed as an exhibit.