Form 10-Q
period 1999-03-31
ARROW FINANCIAL CORP
filed 1999-05-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION

            Washington, D.C.

               FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934



  For the Quarter Ended March 31, 1999



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

       Yes    X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding as of April 30, 1999
Common Stock, par value $1.00 per share               6,149,160




      ARROW FINANCIAL CORPORATION
               FORM 10-Q
             MARCH 31, 1999







                 INDEX



PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets as of March 31, 1999
            and December 31, 1998

          Consolidated Statements of Income for the Three Months Ended March 31, 1999 and 1998

          Consolidated Statements of Changes in
            Shareholders' Equity for the
            Three Months Ended March 31, 1999 and 1998

          Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998

          Notes to Consolidated Interim Financial
            Statements



Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

             Cautionary Statement under Federal Securities
              Laws

             Year 2000 Readiness Disclosure

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk


PART II   OTHER INFORMATION

SIGNATURES

              ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    (Dollars in Thousands)(Unaudited)



                                                              3/31/99  12/31/98
ASSETS
Cash and Due from Banks                                      $ 18,968  $ 24,246
Federal Funds Sold                                             12,400     6,500
  Cash and Cash Equivalents                                    31,368    30,746

Securities Available-for-Sale                                 252,108   267,731
Securities Held-to-Maturity  (Approximate Fair Value of
  $53,290 in 1999 and $65,055 in 1998)                         52,023    63,016


Loans and Leases                                              573,918   546,126
  Less:  Allowance for Loan Losses                             (6,957)   (6,742)
     Net Loans and Leases                                     566,961   539,384


Premises and Equipment, Net                                    11,125    11,103
Other Real Estate and Repossessed Assets, Net                     644       665
Other Assets                                                   27,039    26,384
      Total Assets                                           $941,268  $939,029

LIABILITIES
Deposits:
  Demand                                                     $ 94,620  $101,860
  Regular Savings, N.O.W. & Money Market Deposit Accounts     343,929   355,002
  Time Deposits of $100,000 or More                           143,673   123,039
  Other Time Deposits                                         196,055   195,696
      Total Deposits                                          778,277   775,597
Short-Term Borrowings:
  Securities Sold Under Agreements to Repurchase               23,549    22,275
  Other Short-Term Borrowings                                   3,772     1,757
Federal Home Loan Bank Advances                                45,000    45,000
Other Liabilities                                              13,568    17,254
      Total Liabilities                                       864,166   861,883

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY

Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized        ---       ---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized

  (7,596,477 Shares Issued in 1999 and 1998)                    7,596     7,596
Surplus                                                        87,333    87,262
Undivided Profits                                               8,444     6,721
Accumulated Other Comprehensive Income                             23       579
Unallocated ESOP Shares (62,131 Shares in 1999 and
 56,795 Shares in 1998)                                        (1,700)   (1,555)
Treasury Stock, at Cost (1,345,929 Shares in 1999 and
  1,311,518 Shares in 1998)                                   (24,594)  (23,457)
      Total Shareholders' Equity                               77,102    77,146
      Total Liabilities and Shareholders' Equity             $941,268  $939,029


See Notes to Consolidated Interim Financial Statements.
/TABLE

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Per Share Amounts)(Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                               1999      1998
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases                       $11,307  $ 10,627
Interest on Federal Funds Sold                                  183       125
Interest and Dividends on Securities Available-for-Sale       3,829     3,686
Interest on Securities Held-to-Maturity                         849       716
   Total Interest and Dividend Income                        16,168    15,154

INTEREST EXPENSE
Interest on Deposits:
 Time Deposits of $100,000 or More                            1,498     1,380
 Other Deposits                                               4,630     4,995
Interest on Short-Term Borrowings:
 Federal Funds Purchased and Securities Sold
   Under Agreements to Repurchase                               249       254
 Other Short-Term Borrowings                                     30        28
Federal Home Loan Bank Advances                                 548        45
   Total Interest Expense                                     6,955     6,702
NET INTEREST INCOME                                           9,213     8,452

Provision for Loan Losses                                       364       342
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           8,849     8,110

OTHER INCOME
Income from Fiduciary Activities                                799       761
Fees for Other Services to Customers                          1,019       957
Net Gains on Securities Transactions                            ---       157
Other Operating Income                                          226       232
   Total Other Income                                         2,044     2,107

OTHER EXPENSE
Salaries and Employee Benefits                                3,688     3,259
Occupancy Expense of Premises, Net                              469       419
Furniture and Equipment Expense                                 579       551
Other Operating Expense                                       1,729     1,560
   Total Other Expense                                        6,465     5,789

INCOME BEFORE INCOME TAXES                                    4,428     4,428
Provision for Income Taxes                                    1,340     1,525
NET INCOME                                                  $ 3,088   $ 2,903

Average Basic Common Shares Outstanding                       6,213     6,340
Average Diluted Common Shares Outstanding                     6,298     6,443

Per Common Share:
 Basic Earnings                                             $   .50   $   .46
 Diluted Earnings                                               .49       .45
 Dividends Declared                                             .22       .19
 Book Value                                                   12.46     11.90
 Tangible Book Value                                          10.42      9.75

Share and per share amounts have been adjusted for the 1998 ten percent stock dividend.
See Notes to Consolidated Interim Financial Statements.
/TABLE

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     (In Thousands, Except Share and Per Share Amounts) (Unaudited)




                                                                                 Accumulated
                                                                                       Other
                                                                      Unallocated    Compre-
                                      Shares Common          Undivided       ESOP    hensive  Treasury
                                      Issued  Stock  Surplus   Profits     Shares     Income     Stock    Total
Balance at December 31, 1998       7,596,477 $7,596  $87,262    $6,721    $(1,555)      $579  $(23,457) $77,146

Comprehensive Income, Net of Tax:
 Net Income                              ---    ---      ---     3,088        ---        ---       ---    3,088
 Net Unrealized Gain on Securities
  Transfered from Held-to-Maturity
  to Available-for-Sale Upon the
  Adoption of SFAS No. 133
  (Pre-tax $177)                         ---    ---      ---       ---        ---        105       ---      105
 Net Unrealized Securities Holding
  Losses Arising During the Period,
  Net of Tax (Pre-tax $1,118)            ---    ---      ---       ---        ---       (661)      ---     (661)
   Other Comprehensive Income                                                                              (556)
Comprehensive Income                                                                                      2,532

Cash Dividends Declared,
 $.22 per Share                          ---    ---      ---    (1,365)       ---        ---       ---   (1,365)
Stock Options Exercised
  (11,007 Shares)                        ---    ---        7       ---        ---        ---       106      113
Tax Benefit for Disposition of
 Stock Options                           ---    ---       64       ---        ---        ---       ---       64
Purchase of Treasury Stock
 (45,418 Shares)                         ---    ---      ---       ---        ---        ---    (1,243)  (1,243)
 Acquisition of Common Stock
 By ESOP (9,000 Shares)                  ---    ---      ---       ---       (255)       ---       ---     (255)
Allocation of ESOP Stock
  (3,664 Shares)                         ---    ---      ---       ---        110        ---       ---      110
Balance at March 31, 1999          7,596,477 $7,596  $87,333    $8,444    $(1,700)       $23  $(24,594) $77,102


Balance at December 31, 1997       6,905,888 $6,906  $65,277   $22,531       $---       $764  $(21,607) $73,871

Comprehensive Income, Net of Tax:
 Net Income                              ---    ---      ---     2,903        ---        ---       ---    2,903
 Net Unrealized Securities Holding
  Losses Arising During the Period,
  Net of Tax (Pre-tax $122)              ---    ---      ---       ---        ---        (72)      ---      (72)
 Reclassification Adjustment for Net
  Securities Gains Included in Net
  Income,  Net of Tax (Pre-tax $157)     ---    ---      ---       ---        ---        (93)      ---      (93)
   Other Comprehensive Income                                                                              (165)
    Comprehensive Income                                                                                  2,738

Cash Dividends Declared,
 $.19 per Share                          ---    ---      ---    (1,211)       ---        ---       ---   (1,211)
Stock Options Exercised
  (4,400 Shares)                         ---    ---       27       ---        ---        ---        33       60
Tax Benefit for Disposition of
 Stock Options                           ---    ---       31       ---        ---        ---       ---       31
Balance at March 31, 1998          6,905,888 $6,906  $65,335   $24,223       $---       $599  $(21,574) $75,489

Share and per share amounts have been adjusted for the 1998 ten percent stock dividend.
See Notes to Consolidated Interim Financial Statements.

/TABLE

               ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in Thousands)(Unaudited)
                                                               Three Months
                                                              Ended March 31,
                                                               1999     1998
Operating Activities:
Net Income                                                  $ 3,088  $ 2,903
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Provision for Loan Losses                                    364      342
   Provision for Other Real Estate Owned Losses                 ---      ---
   Depreciation and Amortization                                466      611
   Compensation Expense for Allocated ESOP Shares               110      ---
   Gains on the Sale of Securities Available-for-Sale           ---     (162)
   Losses on the Sale of Securities Available-for-Sale          ---        5
   Proceeds from the Sale of Loans                              530    2,981
   Net Gains on the Sale of Loans, Fixed Assets and
     Other Real Estate Owned                                    (21)     (24)
   Decrease (Increase)  in Deferred Tax Assets                 (109)    (151)
   Decrease (Increase) in Interest Receivable                  (107)     350
   Increase (Decrease) in Interest Payable                       60      (34)
   Decrease (Increase) in Other Assets                         (337)    (199)
   Increase (Decrease) in Other Liabilities                  (3,746)    1,342
Net Cash Provided By Operating Activities                       298     7,964

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale         ---    31,151
Proceeds from the Maturities and Calls of Securities
 Available-for-Sale                                          54,437    17,406
Purchases of Securities Available-for-Sale                  (20,733) (48,832)
Proceeds from the Maturities and Calls of Securities
 Held-to-Maturity                                             1,724    1,111
Purchases of Securities Held-to-Maturity                     (9,666)  (7,975)
Net Increase in Loans and Leases                            (28,527) (13,346)
Proceeds from the Sales of Fixed Assets and
 Other Real Estate Owned                                        103        8
Purchase of Fixed Assets                                       (297)    (200)
Net Cash Used In Investing Activities                        (2,959) (20,677)

Financing Activities:
Net Increase (Decrease) in Deposits                           2,680   (5,644)
Net Increase in Short-Term Borrowings                         3,289    3,195
Federal Loan Home Bank Advances                                 ---   15,000
Purchase of Treasury Stock                                   (1,169)     ---
Exercise of Stock Options                                        38       60
Disqualifying Disposition of Incentive Stock Options             65       31
Acquisition of Common Stock by ESOP                            (255)     ---
Cash Dividends Paid                                          (1,365)  (1,211)
Net Cash Provided By Financing Activities                     3,283   11,431

Net Increase (Decrease) in Cash and Cash Equivalents            622   (1,282)
Cash and Cash Equivalents at Beginning of Period             30,746   46,909
Cash and Cash Equivalents at End of Period                  $31,368  $45,627


Supplemental Cash Flow Information:
 Interest Paid                                              $ 6,895  $ 6,736
 Income Taxes Paid                                            4,671      152
 Transfer of Loans to Other Real Estate Owned and
   Repossessed Assets                                            60       71
 Transfer of Securities from Held-to-Maturity to
   Available-for-Sale upon Adoption of SFAS No. 133
   at Amortized Cost (Fair Value of $20,736)                 20,559      ---

See Notes to Consolidated Interim Financial Statements.




ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL
STATEMENTS
               FORM 10-Q
             MARCH 31, 1999


1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation
(the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998; the results of operations for the three month periods ended March
31, 1999 and March 31, 1998; the statements of changes in shareholders' equity for the three month periods ended March 31,
1999 and 1998; and the statements of cash flows for the three month periods ended March 31, 1999 and March 31, 1998. All such adjustments are of a normal recurring nature. Certain items have
been reclassified to conform to the 1999 presentation.    Share and
per share amounts have been restated to reflect the 1998 ten percent stock dividend. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company on Form 10-K for the year ended December 31, 1998.

2.   Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of March 31, 1999 and December 31, 1998:


                                                                          1999       1998
Excess of Additional Pension Liability Over
 Unrecognized Prior Service Cost                                          $(44)      $(44)
Net Unrealized Holding Gains on Securities Available-for-Sale               67        623
  Total Accumulated Other Comprehensive Income                            $ 23       $579


3.   Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The
Company chose to adopt SFAS No. 133 in the first quarter of 1999.
At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity as available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in accumulated other comprehensive income. The Company has no derivative instruments or derivative instruments embedded in other contracts.

4.   Earnings Per Common Share (In Thousands, Except Per Share
Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March
31, 1999 and 1998. Shares outstanding have been restated for the 1998 ten percent stock dividend.







                                                         Income         Shares       Per Share
                                                     (Numerator) ( Denominator)         Amount
For the Three Months Ended March 31, 1999:
Basic EPS: Income Available to Common Shareholders       $3,088         $6,213            $.50
Dilutive Effect of Stock Options                            ---             85
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                             $3,088          6,298            $.49

For the Three Months Ended March 31, 1998:
Basic EPS: Income Available to Common Shareholders       $2,903          6,340            $.46
Dilutive Effect of Stock Options                            ---            103
Diluted EPS: Income Available to Common Shareholders
     and Assumed Conversions                             $2,903          6,443            $.45

/TABLE

Independent Auditors' Review Report

The Board of Directors and Shareholders
Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of March 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP


Albany, New York
April 16, 1999
Item 2.
ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             MARCH 31, 1999

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis, are merely presentations of what future performance may look like based on hypothetical assumptions and on simulation models. Other forward-looking statements, such as those dealing with the Company's program to deal with the so-called "Year 2000
Problem," involve speculation about a broad range of factors, many of which are beyond the Company's control or its ability to evaluate with any degree of precision. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions (including unanticipated fluctuations in interest rates), effects of state and federal regulation, prevailing levels of competition, emerging technologies and the Company's ability to adapt thereto, and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 1998.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding
Company Performance Reports." The Company's peer group is comprised of bank holding companies with $500 million to $1 billion in total consolidated assets.


OVERVIEW

Selected Quarterly Information:
(Dollars In Thousands, Except Per Share Amounts)

                                                            Mar 1999   Dec 1998   Sep 1998   Jun 1998   Mar 1998
Net Income                                                    $3,088     $3,166     $2,906     $2,860     $2,903

Net Securities Gains, Net of Tax                                 ---        143       ---           5         93


Diluted Earnings Per Share                                       .49        .50       .45         .44       .45
Diluted Earnings Per Share, Based on Core Net Income 1           .49        .48       .45         .44       .44
Diluted Earnings Per Share, Cash Basis 2                         .51        .52       .48         .47       .47

Return on Average Assets                                        1.34%      1.38%     1.31%       1.33%     1.42%
Return on Average Equity                                       16.17      16.23     15.02       15.09     15.71
Net Interest Margin 3                                           4.40       4.31      4.28        4.48      4.56
Efficiency Ratio 4                                             53.90      54.66     56.62       55.15     54.31

Total Average Assets                                        $933,158   $912,301  $882,312    $865,983  $831,495
Tier 1 Leverage Ratio                                           6.95%      7.10%     7.23%       7.32%     7.51%
Book Value per Share                                          $12.46     $12.39    $12.39      $12.09    $11.90
Tangible Book Value per Share                                  10.42      10.32     10.32        9.97      9.75

1 Core Net Income excludes one time material nonrecurring income, expenses and gains/losses on securities transactions.
2 Cash Earnings Per Share adds back to Core Net Income the amortization, net of tax, of goodwill associated with branch transactions.
3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.
4 The Efficiency Ratio is the ratio of core noninterest expense to the sum of tax-equivalent core net interest income and core noninterest income.


The Company reported earnings of $3.1 million for the first quarter of 1999, an $185 thousand increase, or 6.4%, over the first quarter
of 1998.   Diluted earnings per share were $.49 and $.45 for the two
respective periods.

The returns on average assets were 1.34% and 1.42% for the first quarter of 1999 and 1998, respectively. The returns on average equity were 16.17% and 15.71% for the first quarter of 1999 and 1998, respectively.

Total assets were $941 million at March 31, 1999, which represented an increase of $2.2 million, or 0.2%, from December
31, 1998, and an increase of $94.2 million, or 11.1%, above the level at March 31, 1998. On the asset side of the balance sheet, the Company experienced strong internal growth in the loan portfolio from March 31, 1998 to March 31, 1999 as total loans increased
15.7%. The largest source of net new funds was internally generated deposits which increased by $60 million during the twelve month period. The Company also borrowed $30 million in long-term advances from the Federal Loan Home Bank ("FHLB") during the period.

Shareholders' equity decreased $44 thousand during the first three months of 1999, as net income of $3.1 million was offset by cash dividends of $1.4 million, common stock repurchases of $1.2 million and net unrealized securities losses of $556 thousand. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.


CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets
(Dollars in Thousands)

                                                                     $ Change   $ Change   % Change   % Change
                                   Mar 1999   Dec 1998   Mar 1998    From Dec   From Mar   From Dec   From Mar
Federal Funds Sold                 $ 12,400    $ 6,500   $ 18,700     $ 5,900    $(6,300)      47.6%     (33.7)%
Securities Available for Sale       252,108    267,731    221,959     (15,623)    30,149       (6.2)      13.6
Securities Held to Maturity          52,023     63,016     50,848     (10,993)     1,175      (21.1)       2.3
Loans, Net of Unearned Income1      573,918    546,126    495,962      27,792     77,956        4.8       15.7
Allowance for Loan Losses             6,957      6,742      6,375         215        582        3.1        9.1
Earning Assets1                     890,449    883,373    787,469       7,076    102,980        0.8       13.1
Total Assets                        941,268    939,029    847,075       2,239     94,193        0.2       11.1

Demand Deposits                    $ 94,620   $101,860   $ 90,202    $ (7,240)   $ 4,418       (7.7)       4.9
Regular, N.O.W. &
  Money Market Savings Accounts     343,929    355,002    326,380     (11,073)    17,549       (3.2)       5.4
Time Deposits of $100,000 or More   143,673    123,039    105,425      20,634     38,248       14.4       36.3
Other Time Deposits                 196,055    195,696    193,264         359      2,791        0.2        1.4
Total Deposits                     $778,277   $775,597   $715,271    $  2,680   $ 63,006        0.3        8.8
Short-Term Borrowings              $ 27,321  $  24,032   $ 27,950      $3,289   $   (629)      12.0        2.3
Federal Home Loan Bank  Advances     45,000     45,000     15,000         ---     30,000        ---        ---
Shareholders' Equity                 77,102     77,146     75,489         (44)      1,613      (0.1)       2.1

1 Includes Nonaccrual Loans

Total assets were $941 million at March 31, 1999, which represented an increase of $2.2 million, or 0.2%, from December
31, 1998, and an increase of $94.2 million, or 11.1%, above the level at March 31, 1998.

Total loans at March 31, 1999 amounted to $574 million, an increase of $28 million, or 4.8%, from December 31, 1998, and an increase of $78 million, or 15.7%, from March 31, 1998. The increase from March 31, 1998 was primarily attributable to the growth within the indirect and residential real estate portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $778 million at March 31, 1999 were virtually unchanged from the December 31, 1998 level. Total deposits at
March 31, 1999 represented an increase of $63 million, or 8.8%,
from March 31, 1998.   While the Company experienced growth in
all types of deposit accounts from March 31, 1998 to March 31, 1999, over half of the year-to-year increase was attributable to time deposits of $100,000 or more, primarily from municipalities in the Company's market area.

Shareholders' equity decreased $44 thousand during the first three months of 1999, as net income of $3.1 million was offset by cash dividends of $1.4 million, common stock repurchases of $1.2 million and net unrealized securities losses of $556 thousand.
Shareholders' equity was also influenced by the exercise of incentive stock options by employees and the loan amounts borrowed and/or repaid during the period by the Company's leveraged ESOP.
Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity. The Company paid a $.22 cash dividend per share for the past two quarters, which followed dividends of $.21 and $.19 for the prior two quarters. The Company recently announced a $.22 dividend for the second quarter of 1999.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balances by deposit type and the relative proportion of each deposit type for each of the last five quarters.



Quarterly Average Deposit Balances
(Dollars in Thousands)

                                        Mar 1999       Dec 1998       Sep 1998       Jun 1998       Mar 1998
                                      Amount    %    Amount    %    Amount    %    Amount    %    Amount    %
Demand Deposits                     $ 97,809   13  $ 98,254   13  $101,053   14  $ 92,590   13  $ 92,584   13
Interest-Bearing Demand Deposits     187,791   24   182,290   24   165,547   22   170,394   23   166,494   23
Regular and Money Market Savings     162,029   21   160,347   21   167,066   22   161,009   22   158,997   22
Time Deposits of $100,000 or More    122,342   16   116,394   16   116,375   16   113,672   15   102,263   14
Other Time Deposits                  196,656   26   196,642   26   195,567   26   193,865   27   195,039   28
Total Deposits                      $766,627  100  $753,927  100  $745,608  100  $731,530  100  $715,377  100


The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. Over the periods presented above, the Company experienced steady growth in virtually all categories of deposits, with proportionately slightly faster growth in time deposits of $100,000 or more, which was attributable to a significant increase in municipal deposits. Other time deposits remained virtually unchanged over the period, and in proportion to other categories of deposits declined somewhat. The deposit growth during the period was achieved through the Company's existing base
of branches.   The Company has announced plans to open two new
branches later in the year, one each in the Glens Falls and Saratoga Springs market areas.


Quarterly Average Rate Paid on Deposits

                                           Mar 1999    Dec 1998    Sep 1998    Jun 1998    Mar 1998
Demand Deposits                                 --- %       --- %       --- %       --- %       --- %
Interest-Bearing Demand Deposits               2.62        2.79        2.83        2.92        2.99
Regular and Money Market Savings               2.23        2.35        2.68        2.71        2.75
Time Deposits of $100,000 or More              4.96        5.26        5.45        5.49        5.47
Other Time Deposits                            5.21        5.36        5.40        5.52        5.57
Total Deposits                                 3.24        3.38        3.52        3.59        3.61



Key Interest Rate Changes 1996 - 1999
                                                    Federal
                                         Discount     Funds     Prime
Date                                         Rate      Rate      Rate
November 17, 1998                            4.50%     4.75%     7.75%
October 8, 1998                              4.75      5.00      8.00
September 29, 1998                           4.75      5.25      8.25
March 26, 1997                               4.75      5.50      8.50
January 31, 1996                             5.00      5.25      8.00


The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations.
In the last quarter of 1998, the Federal Reserve Board took actions resulting in three 25 basis point decreases in the federal funds and prime rates. Accordingly, the Company experienced a decrease in the cost of all deposit types during the past two quarters.

In the recent past, other sources of short-term borrowings for the Company have included repurchase agreements (essentially a substitute deposit product) and tax deposit balances with the U.S. Treasury. Incrementally during 1998, the Company borrowed $45 million from the FHLB in the form of "convertible advances." These advances have a final maturity of 5 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.


The following table presents the quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.











Quarterly Average Loan Balances
(Dollars in Thousands)
                                          Mar 1999       Dec 1998       Sep 1998       Jun 1998       Mar 1998
                                         Amount    %    Amount    %    Amount    %    Amount    %    Amount    %
Commercial and Commercial Real Estate  $105,353   19  $ 99,718   18  $ 98,177   19   103,805   21  $102,983   21
Residential Real Estate                 189,293   34   181,211   34   173,598   33   162,071   32   151,417   31
Home Equity                              31,787    5    32,782    6    33,474    7    35,331    7    36,593    7
Indirect Consumer Loans                 183,792   33   172,921   32   161,508   31   151,603   30   143,495   29
Direct Consumer Loans                    42,886    8    46,033    9    46,253    9    46,495    9    49,084   10
Credit Card Loans                         6,691    1     6,841    1     6,855    1     7,138    1     7,413    2
Total Loans                            $559,802  100  $539,506  100  $519,865  100  $506,443  100  $490,985  100



Total average loans increased at a steady pace over the five most recent quarters. While all categories of loans, except for credit card loans, experienced absolute increases, indirect consumer loans demonstrated the most significant increase. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. As a percentage of the overall loan portfolio, these loans increased from 29% in the first quarter of 1998 to 32% in the first quarter of 1999. The Company also experienced strong demand for residential real estate loans, which grew both in the total dollar amount outstanding and as a percentage of the total loan portfolio.

Commercial and commercial real estate loans decreased as a percentage of the total loan portfolio, from 21% in the first quarter of 1998 to 19% in the first quarter of 1999, and also decreased in absolute terms over the last three quarters of 1998 before rebounding in the first quarter of 1999 to a level slightly above the year-earlier level. The Company believes this trend, away from commercial and commercial real estate loans, is likely to continue in forthcoming periods, although pronounced fluctuations in portfolio emphasis are not anticipated.


Quarterly Taxable Equivalent Yield on Loans

                                         Mar 1999    Dec 1998    Sep 1998    Jun 1998    Mar 1998
Commercial and Commercial Real Estate        8.94%       9.22%       9.50%      10.24%       9.60%
Residential Real Estate                      7.70        7.77        7.86        8.13        8.34
Home Equity                                  8.45        8.78        9.00        9.10        9.07
Indirect Consumer Loans                      7.88        8.11        8.13        8.16        8.17
Direct Consumer Loans                        9.03        8.72        8.55        9.00        9.18
Credit Card Loans                           15.70       15.02       15.51       16.34       16.41
Total Loans                                  8.23        8.38        8.51        8.83        8.82


As reflected in the arverage rate paid on deposits analysis earlier, the yield on the loan portfolio is affected by changes in market rates.
Many of the loans in the commercial portfolio have variable rates tied
to prime or U.S. treasury indices.   Additionally, there is a significant
amount of cash flow from normal amortization and prepayments in all loan categories, which reprices at current rates as new loans are generated. The yield on residential real estate loans is impacted by the high volume of new loans coming into the portfolio at lower rates
than the existing loans.   As a result of the Federal Reserve Board's
actions in the fall of 1998, precipitating a 75 basis point decrease in the federal funds and prime rates, the Company experienced a general decrease in the yields on the loan portfolio, similar to the general decrease in rates in the deposit portfolio. The increased yield for commercial and commercial real estate loans for the second quarter of 1998 (10.24%) was the result of a full payoff on a large nonaccrual loan in that period, otherwise, the yield for that period would have been 9.46%.
The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.
The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.


Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands)(Loans Stated Net of Unearned Income)

                                                 Mar 1999     Dec 1998     Sep 1998     Jun 1998     Mar 1998

Loan Balances:
Period-End Loans                                 $573,918     $546,126     $527,286     $512,984     $495,962
Average Loans, Year-to-Date                       559,802      514,348      505,870      498,757      490,985

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period    $ 6,742      $ 6,191      $ 6,191      $ 6,191      $ 6,191
Provision for Loan Losses, Y-T-D                      364        1,386        1,026          684          342
Net Charge-offs, Y-T-D                               (149)        (835)        (569)        (407)        (158)
Allowance for Loan Losses, End of Period          $ 6,957      $ 6,742      $ 6,648       $ 6,468      $ 6,375


Nonperforming Assets:
Nonaccrual Loans                                  $2,512        $2,270       $2,196     $ 2,367       $ 3,615
Loans Past due 90 Days or More
 and Still Accruing Interest                          96           657          415         360           242
Loans Restructured and in
 Compliance with Modified Terms                      ---           ---          ---         ---           ---
Total Nonperforming Loans                          2,608         2,927        2,611       2,727         3,857
Repossessed Assets                                    38            38           12          31            64
Other Real Estate Owned                              606           627          606         496           386
Total Nonperforming Assets                        $3,252        $3,592       $3,230     $ 3,254       $ 4,307

Performance Ratios:

Allowance to Nonperforming Loans                  266.76%       230.32%      254.62%     237.18%       165.28%
Allowance to Period-End Loans                       1.21          1.23         1.26        1.26          1.29
Provision to Average Loans (annualized)             0.26          0.27         0.27        0.28          0.28
Net Charge-offs to Average Loans (annualized)       0.11          0.16         0.15        0.16          0.13
Nonperforming Assets to Loans,
  OREO & Repossessed Assets                         0.57          0.66         0.61        0.63          0.87


The Company's nonperforming assets at March 31, 1999 amounted to $3.3 million, a decrease of $340 thousand, or 9.5%, from December 31, 1998. At period-end, nonperforming assets represented .57% of loans, other real estate owned and repossessed assets, a decrease of 9 basis points from year-end 1998 and 30 basis points from the year-earlier level. At December 31, 1998, this ratio for the Company's peer group was .98%.

On an annualized basis, the ratio of the 1998 first quarter net charge-offs to average loans was .11%, two basis points lower than the annualized ratio of net charge-offs to average loans in the comparable 1998 period of .13%. The provision for loan losses was $364 thousand for the first quarter of 1999, compared to a provision of $342 thousand for the first quarter of 1998. The provision as a percentage of average loans was .26% for the first quarter of 1999, or 15 basis points higher than net charge-offs for the period. The increase in the provision for loan losses from $342 thousand in first quarter of 1998 to $364 thousand for the first quarter of 1999 was consistent with the general increase in the loan portfolio.

The allowance for loan losses at March 31, 1999 amounted to $7.0 million. The ratio of the allowance to outstanding loans at March 31, 1999, was 1.21%, slightly lower than the ratio at December 31, 1998.

CAPITAL RESOURCES

Shareholders' equity decreased $44 thousand during the first three months of 1999, as net income of $3.1 million was offset by cash dividends of $1.4 million, common stock repurchases of $1.2 million and net unrealized securities losses of $556 thousand. Shareholders' equity was also influenced by the exercise of incentive stock options by employees and the loan amounts borrowed and/or repaid during the period by the Company's leveraged ESOP. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991
("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of March 31, 1999, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:


Summary of Capital Ratios
                                                      Tier 1         Total
                                                  Risk-Based    Risk-Based
                                       Leverage      Capital       Capital
                                          Ratio        Ratio         Ratio
Arrow Financial Corporation                7.01%       11.40%        12.63%
Glens Falls National Bank & Trust Co.      7.17        12.31         13.56
Saratoga National Bank & Trust Co.         7.33         8.59         13.25

Regulatory Minimum                         3.00         4.00          8.00
FDICIA's "Well-Capitalized" Standard       5.00         6.00         10.00


All capital ratios for the Company and its subsidiary banks at March 31, 1999 were above minimum capital standards for financial
institutions.   Additionally, all Company and subsidiary banks' capital
ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock
MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq,
rounded to the nearest 1/8 point.    Per share amounts and market
prices have been adjusted for the 1998 ten percent stock dividend.

 On April 16, 1999, the Company announced the 1999 second quarter dividend of $.22 payable on June 15, 1999.







Quarterly Per Share Stock Prices and Dividends                                Cash
(Restated for Stock Dividends)                           Sales Price     Dividends
                                                        High      Low     Declared

1998 1st Quarter                                     $31.250  $26.875         $.19
     2nd Quarter                                      32.750   27.755          .19
     3rd Quarter                                      32.750   24.000          .21
     4th Quarter                                      29.125   24.500          .22

1999 1st Quarter                                     $29.000  $25.750         $.22
     2nd Quarter                                        n/a       n/a          .22


                                                                      1999           1998
First Quarter Earnings Per Share, Based on Core Net Income            $.49           $.44
 Dividend Payout Ratio: (Second quarter dividends as
    a percent of first quarter core diluted earnings per share)      44.90%         43.18%
Book Value Per Share                                                $12.46         $11.90
Tangible Book Value Per Share                                        10.42           9.75



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

Other than the general concerns relating to the Year 2000 issue discussed later in this report in the section entitled "Year 2000
Readiness Disclosures," the Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.


RESULTS OF OPERATIONS:     Three Months Ended March 31, 1999 Compared With
                           Three Months Ended March 31, 1998


Summary of Earnings Performance
(Dollars in Thousands)
                                          Mar 1999          Mar 1998    Change    % Change
Net Income                                  $3,088            $2,903   $   185        6.4 %
Diluted Earnings Per Share                     .49               .45      0.04        8.9
Return on Assets                              1.34%             1.42%    (0.07)%     (5.2)
Return on Equity                             16.17%            15.71%     0.46%       2.9


The Company reported earnings of $3.1 million for the first quarter of 1999, an increase of $185 thousand, or 6.4%, above the total for the 1998 quarter. Diluted earnings per share of $.49 for 1999 represented 8.9% increase of 10.0% over the $.45 per share ($.44 on a core earnings basis) for the 1998 quarter. Earnings in the 1998 period included, on an after tax basis, $93 of net securities gains. There were no securities sales in the 1999 period. On a core earnings basis, diluted earnings per share increased 11.4% from 1998 to 1999.

Net Interest Income


Summary of Net Interest Income
(Taxable Equivalent Basis)
(Dollars in Thousands)
                                     Mar 1999    Mar 1998      Change       % Change
Interest and Dividend Income         $ 16,485    $ 15,411      $  1,074          7.0%
Interest Expense                        6,955       6,702           253          3.8
Net Interest Income                  $  9,530    $  8,709      $    821          8.4

Taxable Equivalent Adjustment             317         257            60         23.3

Average Earning Assets 1             $878,722    $775,282      $103,440         13.3 %
Average Paying Liabilities            740,088     650,561        89,827         13.8

Yield on Earning Assets1                 7.61%       8.06%        (0.45)%       (5.6)%
Cost of Paying Liabilities               3.81        4.18         (0.37)        (8.8)
Net Interest Spread                      3.80        3.88         (0.08)        (2.2)
Net Interest Margin                      4.40        4.56         (0.16)        (3.4)
1Includes Nonaccrual Loans


The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized)
decreased by 16 basis points from the first quarter of 1998 to the
first quarter of 1999.   With interest rates already at low levels in the
beginning of 1998, the Company, along with other financial institutions, was not able to reduce its cost of funds during 1998 by the same absolute amount by which its yield on earning assets declined during the year, and this trend has continued in the first quarter of 1999.

The provision for loan losses was $364 thousand and $342 thousand for the quarters ended March 31, 1999 and 1998, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."


Other Income


Summary of Other Income
(Dollars in Thousands)
                                                        Mar 1999      Mar 1998      $ Change    % Change
Income From Fiduciary Activities                          $  799        $  761         $  38         5.0%
Fees for Other Services to Customers                       1,019           957            62         6.5
Net Gains on Securities Transactions                         ---           157          (157)        ---
Other Operating Income                                       226           232            (6)       (2.6)
 Total Other Income                                       $2,044        $2,107         $ (63)       (3.0)

 Total Other Income, Without Securities Transactions      $2,044        $1,950         $  94         4.8


Other income for the first quarter of 1998 included $157 thousand of net securities gains. There were no securities sales in the 1999 period. Without regard to securities transactions, total other income for 1999 increased $94 thousand, or 4.8%, from 1998.

Trust income totaled $799 thousand for the first quarter of 1999, an increase of $38 thousand, or 5.0%, from the first quarter of 1998. Trust assets under administration at March 31, 1999 amounted to $629 million, an increase of $39 million, or 6.6%, from March 31, 1998.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.0 million for the first quarter of 1999, an increase of $62 thousand, or 6.5%, from the 1998 first quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts.

Other operating income, on a recurring basis (primarily third party credit card servicing income and gains on the sale of loans and other assets), amounted to $226 thousand, a decrease of $6 thousand, or 2.6%, from the first quarter of 1998. The period-to-period decrease was attributable to normal fluctuations in this type of income.

During the first quarter of 1998, on the sale of $31.2 million of securities from the available-for-sale portfolio, the Company recognized $162 thousand in gains, offset in part by $5 thousand of
securities losses.    The securities were sold for the primary purpose
of extending the average maturity on the portfolio.

Other Expense


Summary of Other Expense
(Dollars in Thousands)
                                         Mar 1999    Mar 1998   $ Change    % Change
Salaries and Employee Benefits             $3,688      $3,259      $ 429        13.2%
Occupancy Expense of Premises, Net            469         419         50        11.9
Furniture and Equipment Expense               579         551         28         5.1
Other Operating Expense                     1,729       1,560        169        10.8
 Total Other Expense                       $6,465      $5,789      $ 676        11.7

Efficiency Ratio                           53.90%       52.10%      1.80%        3.5%



Other expense for the first quarter of 1999 was $6.5 million, an increase of $676 thousand, or 11.7%, over the expense for the first quarter of 1998.


For the quarter ended March 31, 1999, the Company's efficiency ratio was 53.90%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. At December 31, 1998, the ratio for the Company's peer group was 61.17%.

Salaries and employee benefits expense increased $429 thousand, or 13.2%, from the first quarter of 1998 to the first quarter of 1999. This increase was attributable to normal salary increases and the addition of staff, primarily in sales positions. On an annualized basis, total personnel expense to average assets was 1.60% for the first quarter of 1999. At December 31, 1998, the ratio for the Company's peer group was 1.70%.

Occupancy expense was $469 thousand for the first quarter of 1999, a $50 thousand increase, or 11.9%, over the first quarter of 1998.
The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $579 thousand for the first quarter of 1999, a $28 thousand increase, or 5.1%, over the first quarter of 1998, attributable to the upgrading of computer equipment as part of the Year 2000
Readiness program.

Other operating expense was $1.7 million for the first quarter of 1999, an increase of $169 thousand, or 10.8%, from the first quarter of
1998.   The largest increase was attributable to marketing expenses, primarily in the areas served by the six branches acquired from Fleet Bank in June of 1997 in northeastern New York.

Income Taxes



Summary of Income Taxes
(Dollars in Thousands)
                                                Mar 1999            Mar 1998          Change
Provision for Income Taxes                       $ 1,340              $1,525        $   (185)
Effective Tax Rate                                 30.26%              34.44%           4.18 %


The provision for federal and state income taxes amounted to $1.3 million and $1.5 million for the first quarter of 1999 and 1998,
respectively.   The Company experienced a decrease in the effective
tax rate which was attributable to the effects of certain tax planning strategies implemented in prior years and the additional benefit from the increase in tax exempt securities from 1998 to 1999.

YEAR 2000 READINESS DISCLOSURE

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company, like most financial institutions, relies extensively on computer technology to manage its financial information and serve its customers. The Company and its banking subsidiaries are regulated by federal banking agencies, which are requiring substantial efforts by banks and their affiliated companies to prevent or mitigate disruptions relating to the year 2000.

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

As of March 31, 1999, the Company had completed the Awareness, Assessment, Renovation and Validation phases. The first two of these phases involved, among other things, identification of those data systems, including information technology ("IT") and non-information technology ("Non-IT") systems, that are deemed critical to the continuing functioning of the Company's principal business operations (so-called "mission critical systems").

The Renovation phase of the Plan consisted of replacing or updating certain mission critical systems or components thereof with a view to preventing or minimizing any Y2K related problems. The Renovation phase for all internal mission critical systems was completed prior to year-end 1998. As part of the Renovation phase, the Company accelerated, and had completed, the installation of a major upgrade to its central computer processing system, which had originally been scheduled for implementation in 1999. Acceleration of the upgrade enabled the Company to conduct certain Year 2000 testing in-house, which otherwise would have to have been conducted by a third party provider at additional expense to the Company.

As of March 31, 1999, the Company had completed the Validation (testing) phase of the Plan with respect to those mission critical systems that are operated by the Company internally. Moreover, the Validation (testing) phase with respect to mission critical systems furnished to the Company by third party providers was also completed by March 31, 1999. The Implementation phase, involving all modifications to systems indicated by the testing phase as well as on-going monitoring of Y2K concerns generally, is on-going and the Company anticipates it will continue throughout the remainder of 1999.

During all phases of the Plan, the Year 2000 Project Team has actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. The Company has requested certifications of Year 2000 preparedness from principal providers and has participated in user groups.

The Company also has completed an assessment of major borrowing accounts and has assigned a risk rating to each based on information obtained from the borrower. Year 2000 preparedness assessment is now part of the Company's on-going review of major loan accounts. The Company also has contacted and reviewed the state of Y2K preparedness of the Company's principal sources of liquidity. The Company believes that there is no single credit account or source of funding that is sufficiently critical to the Company's profitability or operations such that Y2K preparedness or lack thereof represents a material exposure to the Company (see "Year 2000 Risks Facing the Company and the
Company's Contingency Plans," below).

The Company has not yet engaged in discussions with its utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by all such providers to the businesses and financial organizations, such as the Companies that rely on them. The Company will also continue to monitor Y2K readiness disclosures by the governmental agencies upon which the Company relies for certain services (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York). In accordance with its Plan, the Company will make particular inquiries of such providers and agencies when circumstances warrant, and will generally strive for a Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care. Of course, any industry-wide or regional disruptions arising out of the Y2K Problem may be expected to affect the Company and its customers. The significance of any such disruption will depend on its duration and its systemic and geographic magnitude (see "Year 2000 Risks Facing the Company and the Company's Contingency Plans").

The following table sets forth the Company's timetable for completion of the various phases of its Year 2000 Action Plan, showing the Company's estimate of percentages of each phase completed as of March 31, 1999 and target dates for completion of remaining phases.


                    Internal System                              External Systems              Third Parties
                                            Not                                 Not
           Percent Mission Critical   Mission Critical   Mission Critical Mission Critical    Loan     Funds
          Complete     IT     NonIT      IT     NonIT       IT      NonIT*    IT     NonIT* Customers Providers
Awareness      100%  9/30/98 9/30/98  9/30/98  9/30/98  9/30/98  9/30/98  9/30/98  9/30/98    9/30/98   9/30/98
Assessment     100%  9/30/98 9/30/98  9/30/98  9/30/98  9/30/98  9/30/98  9/30/98  9/30/98    9/30/98   9/30/98
Renovation     100% 12/31/98 9/30/98 12/31/98  9/30/98 12/31/98 12/31/98 12/31/98 12/31/98      N/A       N/A
Validation     100% 12/31/98 9/30/98  3/31/99  3/31/99  3/31/99  3/31/99    N/A      N/A        N/A       N/A
Implementation  80%  6/30/99 6/30/99 12/31/99 12/31/99  6/30/99  6/30/99 12/31/99 12/31/99   12/31/99  12/31/99

* External Non-IT systems are generally described as product vendors.


The Costs to Address the Company's Year 2000 Issues

The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through March 31, 1999, were approximately $348 thousand, 59% of which represented the expenditures related to upgrading the Company's central computer processing systems , a project that would have been required even without the Y2K problem, and that had already been budgeted albeit for a later time period (i.e.
1999). The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, divided approximately 89% for hardware and 11% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating resources.

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

There is no single credit account or group of related credits which, in the Company's assessment, is or may be likely to present any significant exposure due to the Year 2000 Problem. The
Company does not have any significant concentration of borrowers from any particular industry (to the extent some industries might be particularly susceptible to Y2K concerns), and no individual borrower accounts for a significant portion of the Company's assets. However, management anticipates some negative impact on the performance of various loan accounts due to failure of the borrowers to prepare adequately for the Year 2000 Problem. In a worst-case scenario, these borrower-related difficulties might require the Company to downgrade the affected credits in its internal loan classification system or to make one or more special provisions to its loan loss allowance for resulting anticipated losses in ensuing periods. In addition, although the Company is adopting special measures to maintain necessary liquidity to meet funding demands in the periods surrounding the transition from 1999 to 2000, the Company also may face increased funding costs or liquidity pressures if depositors are motivated out of Y2K concerns to withdraw substantial amounts of deposits or to shift their deposits from short-term to long-term accounts. A significant portion of the Company's deposits are so-called municipal deposits (i.e., provided by local municipalities, school districts and other governmental bodies), but the Company does not anticipate any increased Year 2000 related risk due to this concentration of deposits. In summary, the Company does not currently expect any material impact from Y2K related issues on its costs of funds or liquidity, but in a worst-case scenario, if funding costs do rise, net interest margins may be negatively impacted over the relevant time frame.

The Company may face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. Critical providers include the Company's automated teller machine switching networks, the Company's credit card vendors (Visa and MasterCard), the Company's external provider of trust department data processing, and the various credit bureaus upon which the Company relies for information necessary to evaluate credit risk. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of vendors to supply detailed information on their Y2K readiness and the inability of some vendors to verify with any high degree of reliability the Y2K preparedness of their own systems or their sub-providers. However, the Company participates in user groups that include some of its third party vendors, and receives assessments of Y2K preparedness of vendors periodically from federal banking agencies. The Company's Plan also includes protocols for interface testing with third party vendor systems. In summary, the Company does not currently anticipate that its significant third party vendors will experience material failures in their ability to provide continuing service to the Company due to the Year 2000 Problem, but is unable to warrant this.

The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) or governmental agencies (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure, although not a likely occurance, nevertheless presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses other than the Company.

In order to reduce the risks enumerated above, the Company's
Year 2000 Project Team has begun to develop contingency plans in accordance with guidance issued by the federal bank regulators. The Team has identified the Company's core business processes (e.g., providing customers with access to funds and information) and has reviewed the Company's existing business continuity and contingency plans. The Team also has performed a risk analysis of each core business process, defined and documented Year 2000 failure scenarios, and determined the minimum acceptable level of outputs and services. The Team is in the process of finalizing an overall contingency strategy with specific contingency plans for each core business process, assigning responsibilities and trigger dates for each contingency plan, and validating the plans. These activities were completed during the first quarter of 1999. Certain catastrophic events (such as the protracted loss of essential utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service and in full cooperation with other local providers of financial services, community leaders and service organizations.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

In addition to the credit risk in the Company's loan portfolio and its liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market rates or prices will make the Company's position less valuable.

The ongoing monitoring and management of market risk is an important component of the Company's asset/liability management process which is governed by policies established and reviewed annually by the Board of Directors. The Board of Directors delegates responsibility for managing the asset/liability profile on an ongoing basis to management's Asset/Liability
Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. At March
31, 1999, the results of the sensitivity analyses were within the parameters established by the Company's ALCO Policy.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

       At the Company's Annual Meeting of
       Shareholders held April 14, 1999,
       shareholders elected the following
       directors to serve terms expiring in 2002.
         The voting results were as follows:

                                                      Withhold      Broker
       Director                                For   Authority   Non-Votes
       Michael B. Clarke                 4,773,612      17,913         ---
       Kenneth C. Hopper, M.D.           4,766,734      24,791         ---
       Michael F. Massiano               4,771,760      19,765         ---


Item 5. Other Information  -  None

Item 6. Exhibits and Reports on Form 8-K

         Exhibit 27 - Financial Data Schedule (Submitted with electronic filing only)

         No Current Reports were filed on Form 8-K during the quarter ended March 31, 1999.





               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      ARROW FINANCIAL CORPORATION
               Registrant

Date:    May 13, 1999                       s/Thomas L. Hoy
                                            Thomas L. Hoy, President and
                                            Chief Executive Officer



Date:    May 13, 1999                       s/John J. Murphy
                                            John J. Murphy, Executive Vice
                                            President, Treasurer and CFO
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)