Form 10-Q
period 1999-06-30
ARROW FINANCIAL CORP
filed 1999-08-12
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1999

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 1999
Common Stock, par value $1.00 per share	6,109,804

ARROW FINANCIAL CORPORATION

FORM 10-Q

JUNE 30, 1999

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 1999
and December 31, 1998

Consolidated Statements of Income for the
Three Month and Six Month Periods ended June 30, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the
Six Month Periods Ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows for the
Six Month Periods Ended June 30, 1999 and 1998

Notes to Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement under Federal Securities Laws

Year 2000 Readiness Disclosure

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	6/30/99	12/31/98
ASSETS
Cash and Due from Banks	$ 21,339	$ 24,246
Federal Funds Sold	---	6,500
Cash and Cash Equivalents	21,339	30,746

Securities Available-for-Sale	246,428	267,731
Securities Held-to-Maturity (Approximate Fair Value of
$52,308 in 1999 and $65,055 in 1998)	52,624	63,016

Loans	600,831	546,126
Allowance for Loan Losses	(7,466)	(6,742)
Net Loans	593,365	539,384

Premises and Equipment, Net	11,326	11,103
Other Real Estate and Repossessed Assets, Net	742	665
Other Assets	28,530	26,384
Total Assets	$954,354	$939,029

LIABILITIES
Deposits:
Demand	$ 103,951	$ 101,860
Regular Savings, N.O.W. & Money Market Deposit Accounts	348,873	355,002
Time Deposits of $100,000 or More	121,828	123,039
Other Time Deposits	193,051	195,696
Total Deposits	767,703	775,597
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	36,739	22,275
Other Short-Term Borrowings	10,135	1,757
Federal Home Loan Bank Advances	50,000	45,000
Other Liabilities	15,168	17,254
Total Liabilities	879,745	861,883

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(7,596,477 Shares Issued in 1999 and 1998)	7,596	7,596
Surplus	87,368	87,262
Undivided Profits	10,210	6,721
Accumulated Other Comprehensive (Loss) Income	(2,336)	579
Unallocated ESOP Shares (58,476 Shares in 1999 and 56,795
Shares in 1998)	(1,600)	(1,555)
Treasury Stock, at Cost (1,418,197 Shares in 1999 and
1,311,518 Shares in 1998)	(26,629)	(23,457)
Total Shareholders' Equity	74,609	77,146
Total Liabilities and Shareholders' Equity	$954,354	$939,029

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	1999	1998	1999	1998
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases	$11,783	$11,108	$23,090	$21,735
Interest on Federal Funds Sold	133	238	316	363
Interest and Dividends on Securities Available-for-Sale	4,038	3,764	7,867	7,450
Interest on Securities Held-to-Maturity	612	766	1,461	1,482
Total Interest and Dividend Income	16,566	15,876	32,734	31,030

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,674	1,556	3,172	2,936
Other Deposits	4,555	4,996	9,185	9,991
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	387	306	636	558
Other Short-Term Borrowings	33	37	63	66
Federal Home Loan Bank Advances	564	197	1,112	243
Total Interest Expense	7,213	7,092	14,168	13,794
NET INTEREST INCOME	9,353	8,784	18,566	17,236
Provision for Loan Losses	364	342	728	684
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,989	8,442	17,838	16,552

OTHER INCOME
Income from Fiduciary Activities	818	795	1,617	1,557
Fees for Other Services to Customers	1,182	1,030	2,202	1,986
Net Gains on Securities Transactions	---	9	---	166
Other Operating Income	208	169	413	401
Total Other Income	2,208	2,003	4,232	4,110

OTHER EXPENSE
Salaries and Employee Benefits	3,737	3,455	7,425	6,714
Occupancy Expense of Premises, Net	460	434	929	853
Furniture and Equipment Expense	623	542	1,202	1,094
Other Operating Expense	1,924	1,657	3,633	3,216
Total Other Expense	6,744	6,088	13,189	11,877

INCOME BEFORE PROVISION FOR INCOME TAXES	4,453	4,357	8,881	8,785
Provision for Income Taxes	1,337	1,497	2,677	3,022
NET INCOME	$ 3,116	$ 2,860	$ 6,204	$ 5,763

Average Shares Outstanding:
Basic	6,145	6,335	6,179	6,338
Diluted	6,229	6,442	6,265	6,443

Per Common Share:
Basic Earnings	$ .51	$ .45	$1.00	$ .91
Diluted Earnings	.50	.44	.99	.89
Dividends Declared	.22	.19	.44	.38
Book Value	12.19	12.08	12.19	12.08
Tangible Book Value	10.17	9.97	10.17	9.97

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 1998	7,596,477	$7,596	$87,262	$6,721	$(1,555)	$579	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,204	---	---	---	6,204
Net Unrealized Gain on Securities
Transferred from Held-to-Maturity to
Available-for-Sale Upon Adoption of
SFAS No. 133 (Pre-tax $177)	---	---	---	---	---	105	---	105
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $5,106)	---	---	---	---	---	(3,020)	---	(3,020)
Other Comprehensive (Loss)								(2,915)
Comprehensive Income								3,289

Cash Dividends Declared,
$.44 per Share	---	---	---	(2,715)	---	---	---	(2,715)
Stock Options Exercised
(14,739 Shares)	---	---	25	---	---	---	157	182
Tax Benefit for Disposition of
Stock Options	---	---	81	---	---	---	---	81
Purchase of Treasury Stock
(121,418 Shares)	---	---	---	---	---	---	(3,329)	(3,329)
Acquisition of Common Stock
By ESOP (9,000 Shares)	---	---	---	---	(255)	---	---	(255)
Allocation of ESOP Stock
(7,319 Shares)	---	---	---	---	210	---	---	210
Balance at June 30, 1999	7,596,477	$7,596	$87,368	$10,210	$(1,600)	$(2,336)	$(26,629)	$74,609

Balance at December 31, 1997	6,905,888	$6,906	$65,277	$22,531	$---	$764	$(21,607)	$73,871
Comprehensive Income, Net of Tax:
Net Income	---	---	---	5,763	---	---	---	5,763
Net Unrealized Securities Holding
Gains Arising During the Period,
Net of Tax (Pre-tax $163)	---	---	---	---	---	97	---	97
Reclassification Adjustment for Net
Securities Gains Included in Net
Income, Net of Tax (Pre-tax $166)	---	---	---	---	---	(99)	---	(99)
Other Comprehensive Loss								(2)
Comprehensive Income								5,761

Cash Dividends Declared,
$.38 per Share	---	---	---	(2,419)	---	---	---	(2,419)
Stock Options Exercised
(5,312 Shares)	---	---	36	---	---	---	38	74
Tax Benefit for Disposition of
Stock Options	---	---	32	---	---	---	---	32
Purchase of Treasury Stock
(18,500 Shares)	---	---	---	---	---	---	(599)	(599)
Acquisition of Common Stock
By ESOP	---	---	---	---	(300)	---	---	(300)
Balance at June 30, 1998	6,905,888	$6,906	$65,345	$25,875	$(300)	$762	$(22,168)	$76,420

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	1999	1998
Operating Activities:
Net Income	$ 6,204	$ 5,763
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	728	684
Provision for Other Real Estate Owned Losses	34	---
Depreciation and Amortization	953	913
Compensation Expense for Allocated ESOP Shares	210	---
Gains on the Sale of Securities Available-for-Sale	---	(174)
Losses on the Sale of Securities Available-for-Sale	---	8
Proceeds from the Sale of Loans	2,262	3,275
Net Losses (Gains) on the Sale of Loans, Fixed Assets and
Other Real Estate Owned	24	(47)
Decrease (Increase) in Deferred Tax Assets	(144)	45
Decrease (Increase) in Interest Receivable	(50)	203
Increase (Decrease) in Interest Payable	(71)	(69)
Decrease (Increase) in Other Assets	(503)	(242)
Increase (Decrease) in Other Liabilities	(2,014)	2,548
Net Cash Provided By Operating Activities	7,633	12,907

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	---	23,121
Proceeds from the Maturities and Calls of Securities
Available-for-Sale	90,920	58,885
Purchases of Securities Available-for-Sale	(55,449)	(93,229)
Proceeds from the Maturities of Securities Held-to-Maturity	1,824	2,932
Purchases of Securities Held-to-Maturity	(10,373)	(13,804)
Net Increase in Loans	(57,277)	(31,020)
Proceeds from the Sales of Fixed Assets and
Other Real Estate Owned	172	54
Purchase of Fixed Assets	(769)	(595)
Net Cash Used In Investing Activities	(30,952)	(53,656)

Financing Activities:
Net (Decrease) Increase in Deposits	(7,894)	2,595
Net Increase in Short-Term Borrowings	22,842	3,444
Federal Home Loan Bank Advances	5,000	15,000
Purchase of Treasury Stock	(3,329)	(599)
Exercise of Stock Options	182	74
Disqualifying Disposition of Incentive Stock Options	81	32
Acquisition of Common Stock by ESOP	(255)	(300)
Cash Dividends Paid	(2,715)	(2,419)
Net Cash Provided By Financing Activities	13,912	17,827
Net Decrease in Cash and Cash Equivalents	(9,407)	(22,922)
Cash and Cash Equivalents at Beginning of Period	30,746	46,909
Cash and Cash Equivalents at End of Period	$21,339	$23,987

Supplemental Cash Flow Information:
Interest Paid	$14,240	$13,863
Income Taxes Paid	4,671	152
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	318	182
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of
SFAS No. 133 at Amortized Cost (Fair Value of $20,736)	20,559	---

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

JUNE 30, 1999

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998; the results of operations for the three and six month periods ended June 30, 1999 and 1998; the statements of changes in shareholders' equity for the six month periods ended June 30, 1999 and 1998; and the statements of cash flows for the six month periods ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 1999 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1998, included in the Company's Form 10-K.

2. Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of June 30, 1999 and December 31, 1998:

	1999	1998
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ (44)	$(44)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(2,292)	623
Total Accumulated Other Comprehensive (Loss) Income	$ (2,336)	$579

3. Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As recently amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity as available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in accumulated other comprehensive income. The Company has no derivative instruments or derivative instruments embedded in other contracts.

4. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 1999 and 1998.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 1999:
Basic EPS: Income Available to Common Shareholders	$3,116	6,145	$.51
Dilutive Effect of Stock Options	---	84
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$3,116	6,229	$.50

For the Three Months Ended June 30, 1998:
Basic EPS: Income Available to Common Shareholders	$2,860	6,335	$.45
Dilutive Effect of Stock Options	---	107
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$2,860	6,442	$.44

4. Earnings Per Common Share, Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 1999:
Basic EPS: Income Available to Common Shareholders	$6,204	6,179	$1.00
Dilutive Effect of Stock Options	---	86
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$6,204	6,265	$ .99

For the Six Months Ended June 30, 1998:
Basic EPS: Income Available to Common Shareholders	$5,763	6,338	$ .91
Dilutive Effect of Stock Options	---	105
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$5,763	6,443	$ .89

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of June 30,1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

July 14, 1999

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 1999

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance may look like based on hypothetical assumptions and on simulation models. Other forward-looking statements, such as those dealing with the Company's program to deal with the so-called "Year 2000 Problem," involve speculation about a broad range of factors, many of which are beyond the Company's control or its ability to evaluate with any degree of precision. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions (including unanticipated fluctuations in interest rates), effects of state and federal regulation, prevailing levels of competition, emerging technologies and the Company's ability to adapt thereto, and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

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

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of domestic bank holding companies with $500 million to $1 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Jun 1999	Mar 1999	Dec 1998	Sep 1998	Jun 1998
Net Income	$3,116	$3,088	$3,166	$2,906	$2,860
Net Securities Gains, Net of Tax	---	---	143	---	5

Diluted Earnings Per Share	.50	.49	.50	.45	.44
Diluted Earnings Per Share, Based on Core Net Income [1]	.50	.49	.48	.45	.44
Diluted Earnings Per Share, Cash Basis [2]	.52	.51	.52	.48	.47

Return on Average Assets	1.30%	1.34%	1.38%	1.31%	1.33%
Return on Average Equity	16.34	16.17	16.23	15.02	15.09
Net Interest Margin [3]	4.29	4.40	4.31	4.28	4.48
Efficiency Ratio [4]	56.66	53.90	54.66	56.62	55.15

Total Average Assets	$961,953	$933,158	$912,301	$882,312	$865,983
Tier 1 Leverage Ratio	6.79%	6.95%	7.10%	7.23%	7.32%
Book Value per Share	$12.19	$12.46	$12.39	$12.39	$12.08
Tangible Book Value per Share	10.17	10.42	10.32	10.32	9.97

1 Core Net Income excludes one time material nonrecurring income, expenses and any gains/losses on securities transactions.

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

The Company reported earnings of $3.1 million for the second quarter of 1999, an increase of $256 thousand, or 9.0%, as compared to $2.9 million for the second quarter of 1998. Diluted earnings per share were $.50 and $.44 for the two respective periods for a period to period increase of $.06, or 13.6%. On a year-to-date basis, net income was $6.2 million for the first six months of 1999, an increase of $441 thousand, or 7.7%, as compared to earnings of $5.8 million for the 1998 period. Diluted earnings per share for the six month periods were $.99 and $.89, respectively, a period-to-period increase of $.10, or 11.2%. For each comparative period, the percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due primarily to the effect of a lower number of average shares outstanding in the 1999 quarter.

The returns on average assets were 1.30% and 1.33% for the second quarter of 1999 and 1998, respectively. The returns on average equity were 16.34% and 15.09% for the second quarter of 1999 and 1998, respectively. On a year-to-date basis, the returns on average assets were 1.32% and 1.37% for the first six months of 1999 and 1998, respectively. The returns on average equity were 16.26% and 15.39% for the first six months of 1999 and 1998, respectively.

Total assets were $954.4 million at June 30, 1999 which represented an increase of $15.3 million, or 1.6%, from December 31, 1998, and an increase of $96.7 million, or 11.3%, above the level at June 30, 1998. Almost all of the increase in total assets from the June 30, 1998 total was in the loan portfolio.

Shareholders' equity decreased $2.5 million to $74.6 million during the first six months of 1999, as net income of $6.2 million was more than offset by cash dividends of $2.7 million, $3.3 million used to reacquire the Company's common stock and $2.9 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity. Despite increased total assets and a reduction in total shareholders' equity, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Jun 1999	Dec 1998	Jun 1998	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ 6,500	$ ---	$ (6,500)	$ ---	(100.0)	---
Securities Available for Sale	246,428	267,731	233,293	(21,303)	13,135	(8.0)	5.6
Securities Held to Maturity	52,624	63,016	54,938	(10,392)	(2,314)	(16.5)	(4.2)
Loans, Net of Unearned Income (1)	600,831	546,126	512,984	54,705	87,847	10.0	17.1
Allowance for Loan Losses	7,466	6,742	6,468	724	998	10.7	15.4
Earning Assets (1)	899,883	883,373	801,215	16,510	98,668	1.9	12.3
Total Assets	954,354	939,029	857,667	15,325	96,687	1.6	11.3

Demand Deposits	$103,951	$101,860	$ 97,158	$ 2,091	$ 6,793	2.1	7.0
NOW, Regular Savings &
Money Market Savings Accounts	348,873	355,002	326,227	(6,129)	22,646	(1.7)	6.9
Time Deposits of $100,000 or More	121,828	123,039	105,969	(1,211)	15,859	(1.0)	15.0
Other Time Deposits	193,051	195,696	194,156	(2,645)	(1,105)	(1.4)	(0.6)
Total Deposits	$767,703	$775,597	$723,510	$(7,894)	$44,193	(1.0)	6.1
Short-Term Borrowings	$ 46,874	$ 24,032	$ 28,199	$22,842	$ 18,675	95.0	66.2
Federal Home Loan Bank Advances	50,000	45,000	15,000	5,000	35,000	11.1	233.3
Shareholders' Equity	74,609	77,146	76,420	(2,537)	(1,811)	(3.3)	(2.4)

(1) Includes Nonaccrual Loans

Total resources at June 30, 1999 amounted to $954.4 million, an increase of $15.3 million, or 1.6%, from year-end 1998 and an increase of $15.3 million, or 11.3%, from June 30, 1998.

Total loans at June 30, 1999 amounted to $600.8 million, an increase of $54.7 million, or 10.0%, from December 31, 1998, and an increase of $87.8 million, or 17.1%, from June 30, 1998. The increase from June 30, 1998 was primarily attributable to growth within the indirect consumer and residential real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $767.7 million at June 30, 1999 decreased $7.9 million, or 1.0%, from December 31, 1998. However, total deposits increased $44.2 million, or 6.1%, from June 30, 1998. Historically, the Company's deposit balances are seasonally high at year-end. A more detailed analysis of changes in the balances and the rates earned and paid on loans and deposits follows.

In the recent past, other sources of short-term borrowings for the Company included repurchase agreements (essentially a substitute deposit product) and tax deposit balances with the U.S. Treasury. During 1998 and 1999, the Company borrowed $50 million in funds from the Federal Home Loan Bank of New York ("FHLB"): $45 million in the form of fixed rate convertible advances and $5 million in a variable rate instrument. Convertible advances have final maturities of 1-10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

Shareholders' equity decreased $2.5 million to $74.6 million during the first six months of 1999, as net income of $6.2 million was more than offset by cash dividends of $2.7 million, $3.3 million used to reacquire the Company's common stock and $2.9 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity. The Company paid a $.22 cash dividend for each of the first two quarters of 1999 and recently announced a $.22 cash dividend for the third quarter of 1999.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Jun 1999		Mar 1999		Dec 1998		Sep 1998		Jun 1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Demand Deposits	$102,758	13	$ 97,809	13	$ 98,254	13	$ 101,053	14	$ 92,590	13
Interest-Bearing
Demand Deposits	184,936	23	187,791	24	182,290	24	165,547	22	170,394	23
Regular and Money
Market Savings	164,682	21	162,029	21	160,347	21	167,066	22	161,009	22
Time Deposits of
$100,000 or More	138,948	18	122,342	16	116,394	16	116,375	16	113,672	15
Other Time Deposits	194,036	25	196,656	26	196,642	26	195,567	26	193,865	27
Total Deposits	$785,360	100	$766,627	100	$753,927	100	$745,608	100	$731,530	100

The Company typically experiences little net deposit growth in the first two quarters of the year due to seasonality factors. Over the periods presented above, the Company experienced steady growth in virtually all categories of deposits, with proportionately slightly faster growth in time deposits of $100,000 or more, which was attributable to a significant increase in municipal deposits. Other time deposits remained virtually unchanged over the period, and in proportion to other categories of deposits declined somewhat. The deposit growth during the period was achieved through the Company's existing base of branches. The Company opened a new branch in Queensbury on June 30, 1999 and has announced plans to open a new branch in Saratoga Springs in the next twelve months.

Quarterly Average Rate Paid on Deposits

	Jun 1999	Mar 1999	Dec 1998	Sep 1998	Jun 1998
Demand Deposits	--- %	--- %	--- %	--- %	--- %
Interest-Bearing Demand Deposits	2.62	2.62	2.79	2.83	2.92
Regular and Money Market Savings	2.21	2.23	2.35	2.68	2.71
Time Deposits of $100,000 or More	4.83	4.96	5.26	5.45	5.49
Other Time Deposits	5.04	5.21	5.36	5.40	5.52
Total Deposits	3.18	3.24	3.38	3.52	3.59

Key Interest Rate Changes 1996 - 1999

		Federal
	Discount	Funds	Prime
Date	Rate	Rate	Rate
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25
March 26, 1997	4.75	5.50	8.50
January 31, 1996	5.00	5.25	8.00

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. As the above table illustrates, in the last quarter of 1998 the Federal Reserve Board took actions resulting in three 25 basis point decreases in the federal funds and prime rates. Accordingly, the Company experienced a decrease in the cost of all deposit types during the past two quarters. At the end of the second quarter of 1999, the Federal Reserve Board took actions to raise the target federal funds rate by 25 basis points, without changing the discount rate.

The following table presents the Company's quarterly average balance by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Jun 1999		Mar 1999		Dec 1998		Sep 1998		Jun 1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and Commercial Real Estate	$111,868	19	$ 105,353	19	$ 99,718	18	$ 98,177	19	$103,805	21
Residential Real Estate	195,395	33	189,293	34	181,211	34	173,598	33	162,071	32
Home Equity	30,355	5	31,787	5	32,782	6	33,474	7	35,331	7
Indirect Consumer Loans	202,540	35	183,792	33	172,921	32	161,508	31	151,603	30
Direct Consumer Loans	40,649	7	42,886	8	46,033	9	46,253	9	46,495	9
Credit Card Loans	6,499	1	6,691	1	6,841	1	6,855	1	7,138	1
Total Loans	$587,306	100	$559,802	100	$539,506	100	$519,865	100	$506,444	100

Total average loans increased at a steady pace over the five most recent quarters. The Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. As a percentage of the overall loan portfolio, these loans increased from 30% in the second quarter of 1998 to 35% in the second quarter of 1999. The Company also experienced strong demand for residential real estate loans, which grew both in the total dollar amount outstanding and as a percentage of the total loan portfolio.

Commercial and commercial real estate loans decreased as a percentage of the total loan portfolio, from 21% in the second quarter of 1999 to 19% in the second quarter of 1999, and also decreased in absolute terms over the last two quarters of 1998 before rebounding in the first two quarters of 1999 to a level above the year-earlier level.

Quarterly Taxable Equivalent Yield on Loans

	Jun 1999	Mar 1999	Dec 1998	Sep 1998	Jun 1998
Commercial and Commercial Real Estate	8.76	8.94	9.22	9.50	10.24
Residential Real Estate	7.55	7.70	7.77	7.86	8.13
Home Equity	8.45	8.45	8.78	9.00	9.10
Indirect Consumer Loans	7.77	7.88	8.11	8.13	8.16
Direct Consumer Loans	9.02	9.03	8.72	8.55	9.00
Credit Card Loans	15.05	15.70	15.02	15.51	16.34
Total Loans	8.09	8.23	8.38	8.51	8.83

Mirroring the general decline in prevailing interest rates in recent periods (discussed above under "Key Interest Rate Changes 1996 - 1999), the taxable equivalent yield on the Company's loan portfolio declined steadily over the past five quarters. During the June 1998 quarter the Company received full payment on a large commercial loan on nonaccrual status. Without that payment, the yield on the commercial portfolio for the second quarter would have been 9.52% instead of 10.24%, and the yield on the entire loan portfolio would have been 8.68%, as opposed to 8.83%. Adding to the general rate decline, there has been a general flattening of the yield curve which has had a negative impact on fixed rate residential real estate loans. Moreover, the Company has experienced (and continues to experience) significant competitive pricing for loan products in its market area. With the recent 25 basis point increase in the prevailing prime rate (accompanying the Federal Reserve Board's June 30, 1999 increase in the target federal funds rate) the downward trend in the yield on the loan portfolio is expected to moderate or reverse.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 1999	Mar 1999	Dec 1998	Sep 1998	Jun 1998
Loan Balances:
Period-End Loans	$600,831	$573,918	$546,126	$527,286	$512,984
Average Loans, Year-to-Date	573,630	559,802	514,348	505,870	498,757

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period	$ 6,742	$ 6,742	$ 6,191	$ 6,191	$ 6,191
Provision for Loan Losses, Y-T-D	728	364	1,386	1,026	684
Net Charge-offs, Y-T-D	(4)	(149)	(835)	(569)	(407)
Allowance for Loan Losses, End of Period	$ 7,466	$ 6,957	$ 6,742	$ 6,648	$ 6,468

Nonperforming Assets:
Nonaccrual Loans	$1,372	$2,512	$2,270	$2,196	$ 2,367
Loans Past due 90 Days or More
and Still Accruing Interest	608	96	657	415	360
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,980	2,608	2,927	2,611	2,727
Repossessed Assets	34	38	38	12	31
Other Real Estate Owned	708	606	627	606	496
Total Nonperforming Assets	$2,722	$3,252	$3,592	$3,230	$ 3,254

Performance Ratios:
Allowance to Nonperforming Loans	377.07	266.76	230.32	254.62	237.18
Allowance to Period-End Loans	1.24	1.21	1.23	1.26	1.26
Provision to Average Loans (annualized)	0.26	0.26	0.27	0.27	0.28
Net Charge-offs to Average Loans (annualized)	0.00	0.11	0.16	0.15	0.16
Nonperforming Assets to Loans,
OREO & Repossessed Assets	0.45	0.57	0.66	0.61	0.63

The Company's nonperforming assets at June 30, 1999 amounted to $2.7 million, a decrease of $530 thousand, or 16.3%, from the prior quarter-end. The decrease was primarily attributable to the liquidation of collateral from one commercial borrower on a loan that had been on nonaccrual status which also resulted in a loan loss recovery of $315 thousand. At period-end, nonperforming assets represented .45% of loans, other real estate and repossessed assets, a decrease of 21 basis points from the year-end 1998 ratio of .66%. At December 31, 1998, this ratio for the Company's peer group was .98%.

Without regard to the large commercial loan recovery in the second quarter of 1999, discussed above, net charge-offs for the second quarter of 1999 were .11% to average loans, unchanged from the prior quarter and a decrease from the .16% ratio for the 1998 year. The provision for loan losses was $364 thousand and $342 thousand for the second quarters of 1999 and 1998, respectively. The year-to-date provisions were $728 thousand and $684 thousand for the respective periods. The increase in the provisions for the year-to-date comparison was consistent with the general increase in the loan portfolio. The provision as a percentage of average loans was .26% and .28% for the first six months of 1999 and 1998, respectively.

The allowance for loan losses at June 30, 1999 amounted to $7.5 million. The ratio of the allowance to outstanding loans at June 30, 1999, was 1.24%, essentially unchanged from the ratio at December 31, 1998.

CAPITAL RESOURCES

Shareholders' equity decreased $2.5 million to $74.6 million during the first six months of 1999, as net income of $6.2 million was more than offset by cash dividends of $2.7 million, $3.3 million used to reacquire the Company's common stock and $2.9 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity.

Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP shares increased by $45 thousand, net, from December 31, 1998 to June 30, 1999.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." As of June 30, 1999, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	6.79	10.80	12.05
Glens Falls National Bank & Trust Co.	6.88	11.51	12.77
Saratoga National Bank & Trust Co.	7.19	8.60	13.16

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at June 30, 1999 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 point.

On July 28, 1999, the Company announced the 1999 third quarter dividend of $.23 payable on September 15, 1999.

Quarterly Per Share Stock Prices and Dividends

(Restated for Stock Dividends)

				Cash
		Sales Price		Dividends
		High	Low	Declared
1998	1st Quarter	$31.250	$26.875	$.19
	2nd Quarter	32.750	27.755	.19
	3rd Quarter	32.750	24.000	.21
	4th Quarter	29.125	24.500	.22

1999	1st Quarter	$29.000	$25.750	$.22
	2nd Quarter	28.000	26.375	.22
	3rd Quarter	n/a	n/a	.23

	1999	1998
Second Quarter Diluted Earnings Per Share	$.50	$.44
Dividend Payout Ratio: (Third quarter dividends as
a percent of second quarter core diluted earnings per share)	44.00%	43.18%
Book Value Per Share	$12.19	$12.08
Tangible Book Value Per Share	10.17	9.97

In the second quarter of 1999, the Company amended its Dividend Reinvestment and Stock Purchase Plan. Under the amended Plan, the Company, as Plan Administrator, may elect from time to time to have shares of common stock acquired under the Plan with participant contributions be purchased directly from the Company, as opposed to having all such shares be acquired on the open market, as was required under the prior Plan. This ability to direct that Plan purchases be funded from time to time with Company issued shares provides an additional capital resource to management, which may be utilized if the need arises.

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

RESULTS OF OPERATIONS: Three Months Ended June 30, 1999 Compared With

Three Months Ended June 30, 1998

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	June 1999	June 1998	Change	% Change
Net Income	$3,116	$2,860	$256	9.0%
Diluted Earnings Per Share	.50	.44	.06	13.6
Return on Average Assets	1.30%	1.33%	(.03)%	(2.3)
Return on Average Equity	16.35%	15.09%	1.25%	8.3

The Company reported earnings of $3.1 million for the second quarter of 1999, an increase of $256 thousand, or 9.0%, over the second quarter of 1998. Diluted earnings per share of $.50 for the second quarter of 1999 represented an increase of $.06, or 13.6%, over the second quarter of 1998. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due primarily to the effect of a lower number of average shares outstanding in the 1999 quarter.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	June 1999	June 1998	Change	% Change
Interest and Dividend Income	$16,908	$16,135	$ 773	4.8%
Interest Expense	7,213	7,092	121	1.7
Net Interest Income	$ 9,695	$ 9,043	$ 652	7.2

Taxable Equivalent Adjustment	342	259	83	32.0

Average Earning Assets (1)	$906,201	$810,249	$95,952	11.8%
Average Paying Liabilities	767,171	682,499	84,672	12.4

Yield on Earning Assets (1)	7.48%	7.99%	(0.51)%	(6.4)%
Cost of Paying Liabilities	3.79	4.17	(0.38)	(9.1)
Net Interest Spread	3.69	3.82	(0.13)	(3.4)
Net Interest Margin	4.29	4.48	(0.19)	(4.2)

(1) Includes Nonaccrual Loans

From the second quarter of 1998 to the second quarter of 1999, the Company's net interest income increased as the positive effect of a sizeable increase in earning assets more than offset the negative effect of a decrease in the net interest margin.

The Company's net interest margin (net interest income on a tax-equivalent basis, annualized, divided by average earning assets) decreased by 19 basis points from the second quarter of 1998 to the second quarter of 1999. As interest rates which were already at low levels in 1998 continued to decline generally in late 1998 and early 1999, the Company, along with other financial institutions, was not able to reduce its cost of funds by the same absolute amount by which its yield on earning assets declined. The recent slight increase in prevailing interest rates may permit the Company to arrest this trend of declining margins but the overall shift in the Company's funding sources over recent periods from deposits to non-deposits sources of funds, may limit the Company's ability to take advantage of any rise in prevailing rates to bolster its margins.

The Company also experienced an 11.8% increase in average earning assets from the second quarter of 1998 to the second quarter of 1999. This more than offset the decrease in the net interest margin, and led to a $652 thousand increase, or 7.2%, in net interest income, on a tax equivalent basis.

The provision for loan losses was $364 thousand and $342 thousand for the quarters ended June 30, 1999 and 1998, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	June 1999	June 1998	Change	% Change
Income From Fiduciary Activities	$ 818	$ 795	$ 23	2.9%
Fees for Other Services to Customers	1,182	1,030	152	14.8
Net Gains on Securities Transactions	---	9	(9)	(100.0)
Other Operating Income	208	169	39	23.1
Total Other Income	$2,208	$2,003	$205	10.2

Other income increased $205 thousand, or 10.2%, from the second quarter of 1998 to the second quarter of 1999.

Income from fiduciary activities was $818 thousand for the second quarter of 1999, an increase of $23 thousand, or 2.9%, between the two comparative quarters. Trust assets under administration were $655.1 million at June 30, 1999, an increase of $93.0 million, or 16.6% from June 30, 1998. The increase in assets under administration was attributable to a 7.7% increase in the number of accounts serviced, as well as to a general increase in the value of the stock portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.2 million for the second quarter of 1999, an increase of $152 thousand, or 14.8%, from the 1998 quarter. The increase was primarily attributable to an increase in merchant credit card activity and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $208 thousand, an increase of $39 thousand, or 23.1%, from the second quarter of 1998. The increase was primarily attributable to an increase in third party credit card servicing income.

There were no securities sales during the second quarter of 1999. During the second quarter of 1998, the Company recognized $9 thousand in net gains on the sale of $8.0 million of securities from the available-for-sale portfolio. The securities were sold mainly to extend the average maturity on the portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	June 1999	June 1998	Change	% Change
Salaries and Employee Benefits	$3,737	$3,455	$ 282	8.2
Occupancy Expense of Premises, Net	460	434	26	6.0
Furniture and Equipment Expense	623	542	81	14.9
Other Operating Expense	1,924	1,657	267	16.1
Total Other Expense	$6,744	$6,088	$ 656	10.8

Efficiency Ratio	54.48%	53.01%	1.47%	2.8

Other (i.e. noninterest) expense increased $656 thousand, or 10.8%, from the second quarter of 1998 to the second quarter of 1999.

The efficiency ratio, which is the ratio of other expense less goodwill amortization to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), is a standard measure of a financial institution's operating efficiency. The Company's ratios in recent periods have generally been below peer-group averages. For example, for the most recently available data, March 31, 1999, the ratio for the Company's peer group was 61.79%. The Federal Reserve Bank does not excluded goodwill amortization from their calculation of the efficiency ratio. On a comparative basis, the Company's ratio was 55.86%.

Salaries and employee benefits expense increased $282 thousand, or 8.2%, from the second quarter of 1998 to the second quarter of 1999. While employee benefits increased 4.9% between the two quarters, most of the increase was attributable to staff additions, as well as to normal merit increases.

Occupancy expense was $460 thousand for the second quarter of 1999, a $26 thousand increase, or 6.0%, over the second quarter of 1998. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $623 thousand for the first quarter of 1999, a $81 thousand increase, or 14.9%, over the second quarter of 1998, primarily attributable to higher amortization and maintenance costs associated with an upgrade to the credit card processing system.

Other operating expense was $1.9 million for the second quarter of 1999, an increase of $267 thousand, or 16.1%, from the second quarter of 1998. Over half of the increase was attributable to the costs to maintain and sell other real estate owned.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	June 1999	June 1998	Change	% Change
Provision for Income Taxes	$1,337	$1,497	$(160)	(10.7)
Effective Tax Rate	30.02%	34.37%	(4.35)%	(12.7)

The provision for federal and state income taxes amounted to $1.3 million and $1.5 million for the second quarter of 1999 and 1998, respectively. The Company experienced a decrease in the effective tax rate which was attributable to the effects of certain tax planning strategies implemented in prior years and the increased holdings of tax exempt securities from 1998 to 1999.

RESULTS OF OPERATIONS: Six Months Ended June 30, 1999 Compared With

Six Months Ended June 30, 1998

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 1999	June 1998	Change	% Change
Net Income	$6,204	$5,763	$ 441	7.7
Diluted Earnings Per Share	.99	.89	.10	11.2
Return on Average Assets	1.32%	1.37%	(.05)%	(3.6)
Return on Average Equity	16.26%	15.39%	.87%	5.7

The Company's net income was $6.2 million for the first six months of 1999, an increase of $441 thousand, or 7.7%, as compared to earnings of $5.8 million for the first six months of 1998. Diluted earnings per share were $.99 for the first six months of 1999, an increase of $.10, or 11.2%, as compared to $.89 for the first six months of 1998. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due primarily to the lower number of average shares outstanding in the 1999 period.

The period-to-period change for the first six months of 1999 as compared to the first six months of 1998 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ended
	June 1999	June 1998	Change	% Change
Interest and Dividend Income	$33,393	$31,546	$ 1,847	5.9
Interest Expense	14,168	13,794	374	2.7
Net Interest Income	$19,225	$17,752	$ 1,473	8.3

Taxable Equivalent Adjustment	659	516	143	27.7

Average Earning Assets (1)	$892,538	$792,896	$ 99,642	12.6
Average Paying Liabilities	753,704	666,618	87,086	13.1

Yield on Earning Assets (1)	7.54%	8.02%	(0.48)%	(6.0)
Cost of Paying Liabilities	3.79	4.17	(0.38)	(9.1)
Net Interest Spread	3.75	3.85	(0.10)	(2.6)
Net Interest Margin	4.34	4.51	(0.17)	(3.8)

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $1.5 million, or 8.3%, between the first six months of 1998 and the first six months of 1999, as the positive effect of a 12.6% increase in average earning assets outweighed the negative effect of a 17 basis point decrease in net interest margin.

The general reasons for the decline in the Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) are discussed above in the quarter-to-quarter comparison of net interest income.

The provision for loan losses was $728 thousand and $684 thousand for the respective 1999 and 1998 six month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Six Months Ended
	June 1999	June 1998	Change	% Change
Income From Fiduciary Activities	$1,617	$ 1,557	$ 60	3.9
Fees for Other Services to Customers	2,202	1,986	216	10.9
Net Gains on Securities Transactions	---	166	(166)	(100.0)
Other Operating Income	413	401	12	3.0
Total Other Income	$4,232	$4,110	$ 122	3.0

Other income increased $122 thousand, or 3.0%, from the first six months of 1998 to the first six months of 1999. Without regard to net securities transactions, other income increased $288 thousand, or 7.3%.

Income from fiduciary activities was $1.6 million for the first six months of 1999, an increase of $60 thousand, or 3.9%, from the first six months of 1998. Trust assets under administration were $655.1 million at June 30, 1999, an increase of $93.0 million, or 16.6% from June 30, 1998. The increase in assets under administration was attributable to a 7.7% increase in the number of accounts serviced, as well as to a general increase in the value of the stock portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $2.2 million for the first six months of 1999, an increase of $216 thousand, or 10.9%, from the 1998 period. The increase was primarily attributable to an increase in merchant credit card volume and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $413 thousand for the first six months of 1999, an increase of $12 thousand, or 3.0%, from the first six months of 1998.

There were no securities sales during the 1999 period. During the first six months 1998, the Company recognized $166 thousand in net gains on the sale of $23.1 million of securities from the available-for-sale portfolio. The securities were sold for the main purpose of extending the average maturity on the portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Six Months Ended
	June 1999	June 1998	Change	% Change
Salaries and Employee Benefits	$ 7,425	$6,714	$ 711	10.6
Occupancy Expense of Premises, Net	929	853	76	8.9
Furniture and Equipment Expense	1,202	1,094	108	9.9
Other Operating Expense	3,633	3,216	417	13.0
Total Other Expense	$13,189	$11,877	$ 1,312	11.0

Efficiency Ratio	54.15%	53.10%	1.05%	2.0

Other (i.e. noninterest) expense was $13.2 million for the first six months of 1999, an increase of $1.3 million, or 11.0%, from the first six months of 1998.

The efficiency ratio, which is the ratio of other expense less goodwill amortization to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), is a standard measure of a financial institution's operating efficiency. The Company's ratios in recent periods have generally been below peer-group averages. For example, for the most recently available data, March 31, 1999, the ratio for the Company's peer group was 61.79%. The Federal Reserve Bank does not excluded goodwill amortization from their calculation of the efficiency ratio. On a comparative basis, the Company's ratio was 55.86%.

Salaries and employee benefits expense increased $711 thousand, or 10.6%, from the first six months of 1998 to the first six months of 1999. The increase was attributable to an 11.9% increase in employee benefits, normal merit increases and to staff additions.

Occupancy expense was $929 thousand for the first six months of 1999, a $76 thousand increase, or 8.9%, over the first six months of 1998. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $1.2 million for the first six months of 1999, a $108 thousand increase, or 9.9%, over the first six months of 1998, primarily attributable to higher amortization and maintenance costs associated with an upgrade to the credit card processing system.

Other operating expense was $3.6 million for the first six months of 1999, an increase of $417 thousand, or 13.0%, from the first six months of 1998. A significant portion of the increase was attributable to the costs to maintain and sell other real estate owned. The Company also experienced an increase in marketing expenses, primarily in the areas served by the six branches acquired from Fleet Bank in June of 1997 in northeastern New York.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	June 1999	June 1998	Change	% Change
Provision for Income Taxes	$2,677	$3,022	$(345)	(11.4)
Effective Tax Rate	30.14%	34.40%	(4.26)%	(12.4)

The provision for federal and state income taxes amounted to $2.7 million and $3.0 million for the first six months of 1999 and 1998, respectively. The Company experienced a decrease in the effective tax rate which was attributable to the effects of certain tax planning strategies implemented in prior years and the increase in holdings of tax exempt securities from 1998 to 1999.

YEAR 2000 READINESS DISCLOSURE

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company, like most financial institutions, relies extensively on computer technology to manage its financial information and serve its customers. The Company and its banking subsidiaries are regulated by federal banking agencies, which are requiring substantial efforts by banks and their affiliated companies to prevent or mitigate any possible disruptions in operations or service relating to the year 2000.

The Company's State of Readiness

To deal with the Year 2000 Problem, the Company, beginning in 1997, formed a Year 2000 Project Team (the "Team"). The Team, which includes members of senior management developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. To date, the Company has met all major deadlines under the Plan. The Team has kept other senior officers and the Board of Directors of the Company apprized of its progress, and has received input and guidance from both.

The Company's Year 2000 Action Plan is divided into five phases consistent with guidance issued by the federal bank regulators: 1) Awareness; (2) Assessment; (3) Renovation; (4) Validation (testing); and (5) Implementation.

As of June 30, 1999, the Company had completed all five Phases for all mission critical systems. The first two of these phases involved, among other things, identification of those data systems, including information technology ("IT") and non-information technology ("Non-IT") systems, that are deemed critical to the continuing functioning of the Company's principal business operations (so-called "mission critical systems").

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

The Implementation phase involves all modifications to systems indicated by the testing phase as well as on-going monitoring of Y2K concerns generally. For Non-Mission Critical and Third Party systems, the Implementation Phase is on-going and the Company anticipates it will continue throughout the remainder of 1999.

During all phases of the Plan, the Year 2000 Project Team has actively monitored the Y2K preparedness of its third party providers and servicers, utilizing various methods for testing and verification. The Company has requested certifications of Year 2000 preparedness from principal providers and has participated in user groups.

One of the areas of concern for financial institutions is the risk to the loan portfolio posed by Y2K problems that may be experienced by borrowers. The Company has completed an assessment of major borrowing accounts and has assigned a risk rating to each based on information obtained from the borrower. Year 2000 preparedness assessment is now part of the Company's on-going review of major loan accounts. The Company also has contacted and reviewed the state of Y2K preparedness of the Company's principal sources of liquidity. The Company believes that there is no single credit account or source of funding that is sufficiently critical to the Company's profitability or operations such that Y2K preparedness or lack thereof represents a material exposure to the Company (see "Year 2000 Risks Facing the Company and the Company's Contingency Plans," below).

The Company has not engaged in individual discussions with its various utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by all such providers to businesses and financial organizations, such as the Company, that rely on them. The Company will also continue to monitor Y2K readiness disclosures by the governmental agencies upon which the Company relies for certain services (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York). In accordance with its Plan, the Company will make particular inquiries of such providers and agencies when circumstances warrant, and will generally strive for a Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care. Of course, any industry-wide or regional disruptions arising out of the Y2K Problem may also be expected to affect the Company and its customers. The significance of any such disruption will depend on the duration and its systemic and geographic magnitude thereof (see "Year 2000 Risks Facing the Company and the Company's Contingency Plans").

The following table sets forth the Company's timetable for completion of the various phases of its Year 2000 Action Plan, showing the Company's estimate of percentages of each phase completed as of June 30, 1999 and target dates for completion of remaining phases.

		Internal Systems
	Percent	Mission Critical		Not Mission Critical
	Complete	IT	NonIT	IT	NonIT
Awareness	100%	9/30/98	9/30/98	9/30/98	9/30/98
Assessment	100%	9/30/98	9/30/98	9/30/98	9/30/98
Renovation	100%	12/31/98	9/30/98	12/31/98	9/30/98
Validation	100%	12/31/98	9/30/98	3/31/99	3/31/99
Implementation	90%	6/30/99	6/30/99	12/31/99	12/31/99

	External Systems				Third Parties
	Mission Critical		Not Mission Critical		Loan	Funds
	IT	NonIT*	IT	NonIT*	Customers	Providers
Awareness	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98
Assessment	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98
Renovation	12/31/98	12/31/98	12/31/98	12/31/98	N/A	N/A
Validation	3/31/99	3/31/99	N/A	N/A	N/A	N/A
Implementation	6/30/99	6/30/99	12/31/99	12/31/99	12/31/99	12/31/99

* External Non-IT systems are generally described as product vendors.

The Costs to Address the Company's Year 2000 Issues

The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through June 30, 1999, were approximately $355 thousand, 54% of which represented the expenditures related to upgrading the Company's central computer processing systems , a project that would have been required even without the Y2K problem, and that had already been budgeted albeit for a later time period (i.e. 1999). The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, with hardware accounting for approximately 89% of such expenditures and 11% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating resources.

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

The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) or governmental agencies (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure, although not a likely occurrence, nevertheless presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact businesses in addition to the Company. Federal legislation has provided the Company, and business enterprises generally, with some relief from potential liability for losses suffered by their customers resulting from Y2K problems experienced by such businesses, but protection from liability is not absolute.

In order to reduce the risks enumerated above, the Company's Year 2000 Project Team has developed contingency plans in accordance with guidance issued by federal bank regulators. The Team has identified the Company's core business processes (e.g., providing customers with access to funds and information) and has reviewed the Company's existing business continuity and contingency plans. The Team also has performed a risk analysis of each core business process, defined and documented Year 2000 failure scenarios, and determined the minimum acceptable level of outputs and services. The Team has finalized an overall contingency strategy with specific contingency plans for each core business process, assigned responsibilities and trigger dates for each contingency plan, and validated the plans. These activities were completed during the second quarter of 1999. Certain catastrophic events (such as the protracted loss of essential utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service and in full cooperation with other local providers of financial services, community leaders and service organizations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market rates or prices will make the Company's position less valuable.

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

The ALCO utilizes the results of a detailed simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. At June 30, 1999, the results of the sensitivity analyses were within the parameters established by the Company's ALCO Policy.

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Selected Financial Data

No Reports on Form 8-K were filed during the Second Quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 12, 1999	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: August 12, 1999	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)