Form 10-Q
period 1999-09-30
ARROW FINANCIAL CORP
filed 1999-11-12
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 1999
Common Stock, par value $1.00 per share	7,477,259

ARROW FINANCIAL CORPORATION

FORM 10-Q

SEPTEMBER 30, 1999

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 1999
and December 31, 1998

Consolidated Statements of Income for the
Three Month and Nine Month Periods ended September 30, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the
Nine Month Periods ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows for the
Nine Month Periods ended September 30, 1999 and 1998

Notes to Consolidated Interim Financial Statements

Independent Auditors' Review Report

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Cautionary Statement under Federal Securities Laws

Year 2000 Readiness Disclosure

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	9/30/99	12/31/98
ASSETS
Cash and Due from Banks	$ 26,434	$ 24,246
Federal Funds Sold	10,800	6,500
Cash and Cash Equivalents	37,234	30,746

Securities Available-for-Sale	233,693	267,731
Securities Held-to-Maturity (Approximate Fair Value of
$52,449 in 1999 and $65,055 in 1998)	52,925	63,016

Loans	626,171	546,126
Allowance for Loan Losses	(7,664)	(6,742)
Net Loans	618,507	539,384

Premises and Equipment, Net	11,391	11,103
Other Real Estate and Repossessed Assets, Net	497	665
Other Assets	28,925	26,384
Total Assets	$983,172	$939,029

LIABILITIES
Deposits:
Demand	$ 109,296	$ 101,860
Regular Savings, N.O.W. & Money Market Deposit Accounts	378,316	355,002
Time Deposits of $100,000 or More	112,542	123,039
Other Time Deposits	194,098	195,696
Total Deposits	794,252	775,597
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	42,595	22,275
Other Short-Term Borrowings	4,295	1,757
Federal Home Loan Bank Advances	50,000	45,000
Other Liabilities	16,682	17,254
Total Liabilities	907,824	861,883

Commitments and Contingent Liabilities

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 1999 and 7,596,477 in 1998)	9,496	7,596
Surplus	85,471	87,262
Undivided Profits	12,205	6,721
Accumulated Other Comprehensive (Loss) Income	(2,859)	579
Unallocated ESOP Shares (91,021 Shares in 1999 and 56,795
Shares in 1998)	(1,975)	(1,555)
Treasury Stock, at Cost (1,789,816 Shares in 1999 and
1,311,518 Shares in 1998)	(26,990)	(23,457)
Total Shareholders' Equity	75,348	77,146
Total Liabilities and Shareholders' Equity	$983,172	$939,029

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	1999	1998	1999	1998
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases	$12,354	$11,112	$35,444	$32,847
Interest on Federal Funds Sold	125	128	442	491
Interest and Dividends on Securities Available-for-Sale	3,806	3,702	11,673	11,152
Interest on Securities Held-to-Maturity	632	854	2,092	2,336
Total Interest and Dividend Income	16,917	15,796	49,651	46,826

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,494	1,596	4,666	4,532
Other Deposits	4,592	5,024	13,778	15,015
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	431	308	1,083	868
Other Short-Term Borrowings	59	37	106	102
Federal Home Loan Bank Advances	625	199	1,736	441
Total Interest Expense	7,201	7,164	21,369	20,958
NET INTEREST INCOME	9,716	8,632	28,282	25,868
Provision for Loan Losses	364	342	1,092	1,026
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,352	8,290	27,190	24,842

OTHER INCOME
Income from Fiduciary Activities	842	748	2,459	2,305
Fees for Other Services to Customers	1,354	1,195	3,556	3,181
Net Gains on Securities Transactions	---	---	---	166
Other Operating Income	398	263	811	661
Total Other Income	2,594	2,206	6,826	6,313

OTHER EXPENSE
Salaries and Employee Benefits	3,886	3,607	11,310	10,322
Occupancy Expense of Premises, Net	450	424	1,379	1,276
Furniture and Equipment Expense	653	542	1,855	1,636
Other Operating Expense	1,926	1,729	5,560	4,942
Total Other Expense	6,915	6,302	20,104	18,176

INCOME BEFORE PROVISION FOR INCOME TAXES	5,031	4,194	13,912	12,979
Provision for Income Taxes	1,637	1,288	4,314	4,310
NET INCOME	$ 3,394	$ 2,906	$ 9,598	$ 8,669

Average Shares Outstanding:
Basic	7,624	7,869	7,690	7,904
Diluted	7,722	7,996	7,793	8,035

Per Common Share:
Basic Earnings	$ .45	$ .37	$ 1.25	$ 1.10
Diluted Earnings	.44	.36	1.23	1.08
Dividends Declared	.18	.17	.54	.47
Book Value	9.89	9.91	9.89	9.91
Tangible Book Value	8.31	8.22	8.31	8.22

See Notes to Consolidated Interim Financial Statements.

All share and per share amounts have been adjusted for the 5-for-4 stock split completed on October 29, 1999.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 1998	7,596,477	$7,596	$87,262	$6,721	$(1,555)	$579	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,598	---	---	---	9,598
Excess of Additional Pension
Liability Over Unrecognized
Prior Service Cost (Pre-tax $28)	---	---	---	---	---	(17)	---	(17)
Net Unrealized Gain on Securities
Transferred from Held-to-Maturity to
Available-for-Sale Upon Adoption of
SFAS No. 133 (Pre-tax $177)	---	---	---	---	---	105	---	105
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $5,877)	---	---	---	---	---	(3,526)	---	(3,526)
Other Comprehensive (Loss)								(3,438)
Comprehensive Income								6,160

5 for 4 Stock Split	1,899,119	1,900	(1,900)	---	---	---	---	---
Cash Dividends Declared,
$.54 per Share	---	---	---	(4,114)	---	---	---	(4,114)
Stock Options Exercised
(18,163 Shares)	---	---	17	---	---	---	70	87
Tax Benefit for Disposition of
Stock Options	---	---	83	---	---	---	---	83
Purchase of Treasury Stock
(169,273 Shares)	---	---	---	---	---	---	(3,609)	(3,609)
Sale of Treasury Stock (691 Shares)	---	---	9	---	---	---	6	15
Acquisition of Common Stock
By ESOP (30,370 Shares)	---	---	---	---	(655)	---	---	(655)
Allocation of ESOP Stock
(10,342 Shares)	---	---	---	---	235	---	---	235
Balance at September 30, 1999	9,495,596	$9,496	$85,471	$12,205	$(1,975)	$(2,859)	$(26,990)	$75,348

Balance at December 31, 1997	6,905,888	$6,906	$65,277	$22,531	$ ---	$ 764	$(21,607)	$73,871
Comprehensive Income, Net of Tax:
Net Income	---	---	---	8,669	---	---	---	8,669
Net Unrealized Securities Holding
Gains Arising During the Period,
Net of Tax (Pre-tax $2,057)	---	---	---	---	---	1,234	---	1,234
Reclassification Adjustment for Net
Securities Gains Included in Net
Income, Net of Tax (Pre-tax $166)	---	---	---	---	---	(99)	---	(99)
Other Comprehensive Income								1,135
Comprehensive Income								9,804

10% Stock Dividend	690,589	690	21,840	(22,530)	---	---	---	---
Cash Dividends Declared,
$.47 per Share	---	---	---	(3,741)	---	---	---	(3,741)
Stock Options Exercised
(11,081 Shares)	---	---	62	---	---	---	58	120
Tax Benefit for Disposition of
Stock Options	---	---	42	---	---	---	---	42
Purchase of Treasury Stock
(46,688 Shares)	---	---	---	---	---	---	(1,039)	(1,039)
Acquisition of Common Stock
By ESOP (65,125 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Balance at September 30, 1998	7,596,477	$7,596	$87,221	$ 4,929	$(1,500)	$1,899	$(22,588)	$77,557

See Notes to Consolidated Interim Financial Statements.

All share and per share amounts have been adjusted for the 5-for-4 stock split completed on October 29, 1999.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended Sept. 30,
	1999	1998
Operating Activities:
Net Income	$ 9,598	$ 8,669
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,092	1,026
Provision for Other Real Estate Owned Losses	34	---
Depreciation and Amortization	1,492	1,068
Compensation Expense for Allocated ESOP Shares	235	---
Gains on the Sale of Securities Available-for-Sale	---	(174)
Losses on the Sale of Securities Available-for-Sale	---	8
Proceeds from the Sale of Loans Held-for-Sale	2,367	3,489
Net Losses (Gains) on the Sale of Loans, Premises and
Equipment and Other Real Estate Owned	(131)	(52)
Decrease (Increase) in Deferred Tax Assets	(210)	1,460
Decrease (Increase) in Interest Receivable	(459)	126
Increase (Decrease) in Interest Payable	151	262
Decrease (Increase) in Other Assets	(443)	(1,530)
Increase (Decrease) in Other Liabilities	(723)	5,086
Net Cash Provided By Operating Activities	13,003	19,438

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	---	23,121
Proceeds from the Maturities and Calls of Securities
Available-for-Sale	113,579	124,603
Purchases of Securities Available-for-Sale	(66,133)	(147,723)
Proceeds from the Maturities of Securities Held-to-Maturity	1,982	4,311
Purchases of Securities Held-to-Maturity	(10,838)	(22,594)
Net Increase in Loans	(82,924)	(47,500)
Proceeds from the Sales of Premises and Equipment and
Other Real Estate Owned	854	302
Purchase of Premises and Equipment	(1,355)	(1,023)
Net Cash Used In Investing Activities	(44,835)	(66,503)

Financing Activities:
Net Increase in Deposits	18,655	9,909
Net Increase in Short-Term Borrowings	22,858	4,957
Federal Home Loan Bank Advances	5,000	15,000
Purchase of Treasury Stock	(3,609)	(1,039)
Exercise of Stock Options	102	121
Tax Benefit for Disposition of Stock Options	83	42
Acquisition of Common Stock by ESOP	(655)	(1,500)
Cash Dividends Paid	(4,114)	(3,741)
Net Cash Provided By Financing Activities	38,320	23,749
Net Increase (Decrease) in Cash and Cash Equivalents	6,488	(23,316)
Cash and Cash Equivalents at Beginning of Period	30,746	46,909
Cash and Cash Equivalents at End of Period	$37,234	$23,593

Supplemental Cash Flow Information:
Interest Paid	$21,218	$20,697
Income Taxes Paid	4,810	152
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	356	484
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of
SFAS No. 133 at Amortized Cost (Fair Value of $20,736)	20,559	---

See Notes to Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

SEPTEMBER 30, 1999

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 1999 and December 31, 1998; the results of operations for the three and nine month periods ended September 30, 1999 and 1998; the changes in shareholders' equity for the nine month periods ended September 30, 1999 and 1998; and the cash flows for the nine month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 1999 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1998, included in the Company's Form 10-K.

2. Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of September 30, 1999 and December 31, 1998:

	1999	1998
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ (60)	$ (44)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(2,799)	623
Total Accumulated Other Comprehensive (Loss) Income	$ (2,859)	$ 579

3. Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As recently amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity as available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in accumulated other comprehensive income. The Company has no derivative instruments or derivative instruments embedded in other contracts. Accordingly, other than the reclassification of securities, SFAS No. 133 did not affect the Company's consolidated financial statements.

4. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 1999 and 1998.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 1999:
Basic EPS: Income Available to Common Shareholders	$3,394	7,624	$.45
Dilutive Effect of Stock Options	---	98
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$3,394	7,722	$.44

For the Three Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders	$2,906	7,869	$.37
Dilutive Effect of Stock Options	---	127
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$2,906	7,996	$.36

4. Earnings Per Common Share, Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 1999:
Basic EPS: Income Available to Common Shareholders	$9,598	7,690	$1.25
Dilutive Effect of Stock Options	---	103
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$9,598	7,793	$1.23

For the Nine Months Ended September 30, 1998:
Basic EPS: Income Available to Common Shareholders	$8,669	7,904	$1.10
Dilutive Effect of Stock Options	---	131
Diluted EPS: Income Available to Common Shareholders
and Assumed Conversions	$8,669	8,035	$1.08

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of September 30,1999, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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

October 29, 1999

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 1999

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "anticipates", "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance may look like based on hypothetical assumptions and on simulation models. Other forward-looking statements involve speculation about how the Company's financial condition or performance may be affected by possible future developments in financial markets or the economy generally, which not only are beyond the Company's control but also cannot be evaluated with any degree of precision. For example, the discussion below under the heading "Year 2000 Readiness," particularly the disclosure under the subsection "Year 2000 Risks Facing the Company and the Company's Contingency Plans," contain speculation about what management "anticipates" or "expects" the risks to the Company to be in connection with Y2K. This speculation covers a broad range of factors and is necessarily imprecise. The forward-looking statements in this Report are not guarantees of future performance. Actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions (including unanticipated fluctuations in interest rates), effects of state and federal regulation, prevailing levels of competition, emerging technologies and the Company's ability to adapt thereto, and risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 1998.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.

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

OVERVIEW

Share and per share data in the following discussion has been adjusted for a 5 for 4 stock split that was declared on September 22, 1999 and completed on October 29, 1999.

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 1999	Jun 1999	Mar 1999	Dec 1998	Sep 1998
Net Income	$3,394	$3,116	$3,088	$3,166	$2,906
Net Securities Gains, Net of Tax	---	---	---	143	---

Diluted Earnings Per Share	.44	.40	.39	.40	.36
Diluted Earnings Per Share, Based on Core Net Income [1]	.44	.40	.39	.38	.36
Diluted Earnings Per Share, Cash Basis [2]	.46	.42	.41	.40	.38

Return on Average Assets	1.39%	1.30%	1.34%	1.38%	1.31%
Return on Average Equity	18.08	16.34	16.17	16.23	15.02
Net Interest Margin [3]	4.38	4.29	4.40	4.31	4.28
Efficiency Ratio [4]	52.43	54.33	53.90	54.66	54.52

Total Average Assets	$970,362	$961,953	$933,158	$912,301	$882,312
Tier 1 Leverage Ratio	6.78%	6.79%	6.95%	7.10%	7.23%
Book Value per Share	$9.89	$9.75	$9.97	$9.91	$9.91
Tangible Book Value per Share	8.31	8.14	8.34	8.26	8.22

1 Core Net Income excludes one time material nonrecurring income and expenses, if any, and any gains/losses on securities transactions.

2 Cash Earnings Per Share adds back to Core Net Income the amortization, net of tax, of goodwill associated with branch acquisitions.

3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

4 The Efficiency Ratio is the ratio of core noninterest expense less goodwill amortization to the sum of tax-equivalent core net interest income and core noninterest income.

The Company reported earnings of $3.4 million for the third quarter of 1999, an increase of $488 thousand, or 16.8%, as compared to $2.9 million for the third quarter of 1998. As adjusted, diluted earnings per share for the quarter were $.44 and $.36 for the two respective periods for a period-to-period increase of $.08, or 22.2%. On a year-to-date basis, net income was $9.6 million for the first nine months of 1999, an increase of $929 thousand, or 10.7%, as compared to earnings of $8.7 million for the 1998 period. Diluted earnings per share for the nine month periods were $1.23 and $1.08, respectively, a period-to-period increase of $.15, or 13.9%. For both the three month and nine month periods, the percentage increase in diluted earnings per share was significantly greater than the percentage increase in net income primarily because there were fewer average shares outstanding in the 1999 three and nine month periods.

The returns on average assets were 1.39% and 1.31% for the third quarter of 1999 and 1998, respectively. The returns on average equity were 18.08% and 15.02% for the third quarter of 1999 and 1998, respectively. On a year-to-date basis, the returns on average assets were 1.34% and 1.35% for the first nine months of 1999 and 1998, respectively. The returns on average equity were 16.86% and 15.26% for the first nine months of 1999 and 1998, respectively.

Total assets were $983.2 million at September 30, 1999 which represented an increase of $44.1 million, or 4.7%, from December 31, 1998, and an increase of $114.2 million, or 13.1%, above the level at September 30, 1998. During the first nine months of 1999, the Company experienced significant loan growth, funded primarily from three sources: investment maturities, increases in core deposits and an increase in repurchase agreements.

Shareholders' equity decreased $1.8 million to $75.3 million during the first nine months of 1999, as net income of $9.6 million was more than offset by cash dividends of $4.1 million, $3.6 million used to reacquire the Company's common stock and $3.4 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity. Despite increased total assets and a reduction in total shareholders' equity, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Sep 1999	Dec 1998	Sep 1998	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 10,800	$ 6,500	$ ---	$ 4,300	$ 10,800	66.2	---
Securities Available for Sale	233,693	267,731	224,331	(34,038)	9,362	(12.7)	4.2
Securities Held to Maturity	52,925	63,016	62,338	(10,493)	(9,815)	(16.7)	(15.7)
Loans, Net of Unearned Income (1)	626,171	546,126	527,286	80,447	99,287	14.7	18.8
Allowance for Loan Losses	7,664	6,742	6,648	922	1,016	13.7	15.3
Earning Assets (1)	923,589	883,373	813,955	40,216	109,634	4.6	13.5
Total Assets	983,172	939,029	868,999	44,143	114,173	4.7	13.1

Demand Deposits	$109,296	$101,860	$ 95,599	$ 7,436	$13,697	7.3	14.3
NOW, Regular Savings &
Money Market Savings Accounts	378,316	355,002	341,792	23,314	36,524	6.6	10.7
Time Deposits of $100,000 or More	112,542	123,039	96,193	(10,497)	16,349	(8.5)	17.0
Other Time Deposits	194,098	195,696	197,240	(1,598)	(3,142)	(0.8)	(1.6)
Total Deposits	$794,252	$775,597	$730,824	$18,655	$63,428	(2.4)	8.7
Short-Term Borrowings	$ 46,890	$ 24,032	$ 29,712	$22,858	$ 17,178	95.1	57.8
Federal Home Loan Bank Advances	50,000	45,000	15,000	5,000	35,000	11.1	233.3
Shareholders' Equity	75,348	77,146	77,557	(1,798)	(2,209)	(2.3)	(2.8)

(1) Includes Nonaccrual Loans

Total assets at September 30, 1999 amounted to $983.2 million, an increase of $44.1 million, or 4.7%, from year-end 1998 and an increase of $114.2 million, or 13.1%, from September 30, 1998.

Total loans at September 30, 1999 amounted to $626.6 million, an increase of $80.4 million, or 14.7%, from December 31, 1998, and an increase of $99.3 million, or 18.8%, from September 30, 1998. The increase in the portfolio over these periods was focused in the indirect consumer and residential real estate loan areas. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $794.3 million at September 30, 1999 increased $18.7 million, or 2.4%, from December 31, 1998. Total deposits increased $63.4 million, or 8.7%, from September 30, 1998. A more detailed analysis of changes in the balances and the rates earned and paid on loans and deposits is contained in the ensuing portions of this Report.

In recent periods, other sources of funds for the Company have included repurchase agreements (essentially a substitute deposit product providing collateralization above the $100,000 FDIC insurance limitation), tax deposit balances with the U.S. Treasury and advances from the Federal Home Loan Bank ("FHLB"). The Company has borrowed $50 million in funds from the FHLB: $45 million in the form of fixed rate convertible advances and $5 million in a variable rate instrument. Convertible advances have final maturities of 1-10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

Shareholders' equity decreased $1.8 million to $75.3 million during the first nine months of 1999, as net income of $9.6 million was more than offset by cash dividends of $4.1 million, $3.6 million used to reacquire the Company's common stock and $3.4 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity. As adjusted for the 5-for-4 stock split, the Company paid a $.176 cash dividend for each of the first two quarters of 1999, $.184 cash dividend during the third quarter and recently announced a $.19 cash dividend for the fourth quarter of 1999.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Sep 1999		Jun 1999		Mar 1999		Dec 1998		Sep 1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Demand Deposits	$ 113,718	14	$102,758	13	$ 97,809	13	$ 98,254	13	$ 101,053	14
Interest-Bearing
Demand Deposits	187,703	24	184,936	23	187,791	24	182,290	24	165,547	22
Regular and Money
Market Savings	170,205	22	164,682	21	162,029	21	160,347	21	167,066	22
Time Deposits of
$100,000 or More	120,835	15	138,948	18	122,342	16	116,394	16	116,375	16
Other Time Deposits	193,532	25	194,036	25	196,656	26	196,642	26	195,567	26
Total Deposits	$785,993	100	$785,360	100	$766,627	100	$753,927	100	$745,608	100

The Company typically experiences a lower rate of net deposit growth in the first three quarters of the calendar year due to seasonality factors. In 1999, the first two quarters saw moderate growth in total deposits but there was virtually no increase in the third quarter. Demand deposits did grow in the third quarter, as well as the second quarter, both in total dollars and in proportion to total deposits. By contrast, time deposits of $100,000 or more decreased during the third quarter after sizable increases in the first two quarters. The Company allowed some municipal time deposits of $100,000 or more to run-off in anticipation of seasonally high municipal NOW accounts throughout the fourth quarter. Other time deposits remained virtually unchanged over the periods presented, and in proportion to other categories of deposits declined somewhat. The deposit growth during the periods was generated from the Company's existing branch structure, although the Company did open a new branch in Queensbury on June 30, 1999 and the Company has also announced plans to open a new branch in Saratoga Springs in the next twelve months.

Quarterly Average Rate Paid on Deposits

	Sep 1999	Jun 1999	Mar 1999	Dec 1998	Sep 1998
Demand Deposits	--- %	--- %	--- %	--- %	--- %
Interest-Bearing Demand Deposits	2.63	2.62	2.62	2.79	2.83
Regular and Money Market Savings	2.21	2.21	2.23	2.35	2.68
Time Deposits of $100,000 or More	4.91	4.83	4.96	5.26	5.45
Other Time Deposits	4.92	5.04	5.21	5.36	5.40
Total Deposits	3.07	3.18	3.24	3.38	3.52

Key Interest Rate Changes 1996 - 1999

		Federal
	Discount	Funds	Prime
Date	Rate	Rate	Rate
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25
March 26, 1997	4.75	5.50	8.50
January 31, 1996	5.00	5.25	8.00

The Federal Reserve Board occasionally attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate. It also can impact the federal funds rate through open market operations. As the above table illustrates, in the last four months of 1998 there were three 25 basis point decreases in the federal funds and prime rates. Although the federal funds rate has increased on two occasions since mid-year 1999, the Company continued to experience a decrease in the cost of deposits during the third quarter, following similar decreases in the preceding three quarters. The Company increased its rate on newly originated time deposits during the third quarter, but the actual cost of other time deposits decreased from the second quarter due to the lagging impact of interest rate changes. In light of the recent increases in the federal funds rate (and in the federal discount rate), management believes that the cost of deposits will likely increase in the fourth quarter.

The following table presents the Company's quarterly average balance by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Sep 1999		Jun 1999		Mar 1999		Dec 1998		Sep 1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial and Commercial Real Estate	$111,655	19	$111,868	19	$105,353	19	$ 99,718	18	$ 98,177	19
Residential Real Estate	201,551	33	195,395	33	189,293	34	181,211	34	173,598	33
Home Equity	29,853	5	30,355	5	31,787	5	32,782	6	33,474	7
Indirect Consumer Loans	224,349	36	202,540	35	183,792	33	172,921	32	161,508	31
Direct Consumer Loans	39,416	6	40,649	7	42,886	8	46,033	9	46,253	9
Credit Card Loans	6,381	1	6,499	1	6,691	1	6,841	1	6,855	1
Total Loans	$613,205	100	$587,306	100	$559,802	100	$539,506	100	$519,865	100

Total average loans increased at a steady pace over the five most recent quarters. The Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. Indirect loans at the end of the third quarter of 1999, had increased 39.9% from the year-earlier date. As a percentage of the overall loan portfolio, indirect consumer loans increased from 31% in the third quarter of 1998 to 36% in the third quarter of 1999. The Company also experienced steady demand for residential real estate loans.

Commercial and commercial real estate loans decreased slightly as a percentage of the total loan portfolio, from 19% in the third quarter of 1999 to 19% in the third quarter of 1999. However, this category of loans increased significantly in terms of the total dollar amount of loans outstanding.

Quarterly Taxable Equivalent Yield on Loans

	Sep 1999	Jun 1999	Mar 1999	Dec 1998	Sep 1998
Commercial and Commercial Real Estate	8.87	8.76	8.94	9.22	9.50
Residential Real Estate	7.41	7.55	7.70	7.77	7.86
Home Equity	8.78	8.45	8.45	8.78	9.00
Indirect Consumer Loans	7.71	7.77	7.88	8.11	8.13
Direct Consumer Loans	9.02	9.02	9.03	8.72	8.55
Credit Card Loans	14.51	15.05	15.70	15.02	15.51
Total Loans	8.03	8.09	8.23	8.38	8.51

Mirroring the general decline in prevailing interest rates in recent periods (discussed above under "Key Interest Rate Changes 1996 - 1999"), the taxable equivalent yield on the Company's loan portfolio declined steadily over the past five quarters. Adding to the general rate decline, there has been a general flattening of the yield curve which has had a negative impact on fixed rate residential real estate loans. As also noted above, however, prevailing interest rates, including the discount rate and the federal funds rate, increased in the third quarter. As expected, the downward trend in the yield on the loan portfolio moderated slightly during the quarter and may flatten entirely in the fourth quarter. Yields on the Company's loan portfolio lag behind interest rate changes since many variable rate products reprice quarterly or annually. The Company has experienced (and continues to experience) significant competitive pricing for loan products in its market area.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratios to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 1999	Jun 1999	Mar 1999	Dec 1998	Sep 1998
Loan Balances:
Period-End Loans	$626,171	$600,831	$573,918	$546,126	$527,286
Average Loans, Year-to-Date	586,966	573,630	559,802	514,348	505,870
Period-End Assets	983,172	954,354	941,268	939,029	868,999

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period	$ 6,742	$ 6,742	$ 6,742	$ 6,191	$ 6,191
Provision for Loan Losses, Y-T-D	1,092	728	364	1,386	1,026
Net Charge-offs, Y-T-D	(170)	(4)	(149)	(835)	(569)
Allowance for Loan Losses, End of Period	$ 7,664	$ 7,466	$ 6,957	$ 6,742	$ 6,648

Nonperforming Assets:
Nonaccrual Loans	$1,679	$1,372	$2,512	$2,270	$2,196
Loans Past due 90 Days or More
and Still Accruing Interest	202	608	96	657	415
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,881	1,980	2,608	2,927	2,611
Repossessed Assets	29	34	38	38	12
Other Real Estate Owned	468	708	606	627	606
Total Nonperforming Assets	$2,378	$2,722	$3,252	$3,592	$3,229

Performance Ratios:
Allowance to Nonperforming Loans	407.44	377.07	266.76	230.32	254.62
Allowance to Period-End Loans	1.22	1.24	1.21	1.23	1.26
Provision to Average Loans (annualized)	0.25	0.26	0.26	0.27	0.27
Net Charge-offs to Average Loans (annualized)	0.04	0.00	0.11	0.16	0.15
Nonperforming Assets to Loans,
OREO & Repossessed Assets	0.38	0.45	0.57	0.66	0.61
Nonperforming Assets to Total Assets	0.24	0.29	0.35	0.38	0.37

The Company's nonperforming assets at September 30, 1999 amounted to $2.4 million, a decrease of $1.2 million, or 32.8%, from the prior year-end. The decrease was primarily attributable to the liquidation during the first quarter of collateral from one commercial borrower on a loan that had been on nonaccrual status which also resulted in a loan loss recovery of $315 thousand. At September 30, 1999, nonperforming assets represented .24% of total assets, a decrease of 14 basis points from the year-end 1998 ratio of .38%. At June 30, 1999, this ratio for the Company's "peer group" (as defined at the beginning of Management's Discussion and Analysis) was .62%.

Net charge-offs to average loans, on an annualized basis, were .11% for the third quarter of 1999. Without the large recovery cited above, the year-to-date ratio of .04% also would have been .11%. For both the quarter and year-to-date periods in 1999, the provision for loan losses to average loans was .25%.

The provision for loan losses was $364 thousand and $342 thousand for the third quarters of 1999 and 1998, respectively. The year-to-date provisions were $1.1 million and $1.0 million for the respective periods. The increase in the provisions for the year-to-date comparison was consistent with the general increase in the loan portfolio. The provision as a percentage of average loans was .25% and .27% for the first nine months of 1999 and 1998, respectively.

The allowance for loan losses at September 30, 1999 amounted to $7.7 million. The ratio of the allowance to outstanding loans at September 30, 1999, was 1.22%, down slightly from the ratio at December 31, 1998.

CAPITAL RESOURCES

Shareholders' equity decreased $1.8 million to $75.3 million during the first nine months of 1999, as net income of $9.6 million was more than offset by cash dividends of $4.1 million, $3.6 million used to reacquire the Company's common stock and $3.4 million of net unrealized losses of securities available-for-sale reported net of taxes as a reduction of shareholders' equity.

Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP stock increased by $420 thousand, net, from December 31, 1998 to September 30, 1999.

From time to time the Company's Board of Directors authorizes management to repurchase specified or limited amounts of outstanding common stock of the Company, in open market or privately negotiated transactions, depending upon prevailing market prices, the capital position of the Company and its subsidiaries, and anticipated future developments that may affect required capital levels. Generally, the Company has been less active in its stock repurchase program through the first three quarters of 1999 than in the preceding two calendar years, for various reasons including continuing internal asset growth, cash dividend increases and current strategies for the utilization of capital. The Board of Directors reviews on an ongoing basis the appropriateness of continued stock repurchases.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but is 4% for most other companies. Low-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. The FDIC Improvement Act of 1991 ("FDICIA") mandated actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. FDICIA established a five-tier system of classifying financial institutions by capital adequacy ranging from "critically undercapitalized" to "well-capitalized." As of September 30, 1999, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	6.86	10.93	12.19
Glens Falls National Bank & Trust Co.	6.98	11.43	12.68
Saratoga National Bank & Trust Co.	7.28	8.72	13.23

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at September 30, 1999 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 point.

On October 27, 1999, the Company announced the 1999 fourth quarter dividend of $.19 payable on December 15, 1999.

Quarterly Per Share Stock Prices and Dividends

(Restated for Stock Dividends and Stock Splits)

				Cash
		Sales Price		Dividends
		High	Low	Declared
1998	1st Quarter	$25.000	$21.500	$.152
	2nd Quarter	26.250	22.250	.152
	3rd Quarter	26.250	19.250	.168
	4th Quarter	23.250	19.625	.176

1999	1st Quarter	$23.250	$20.625	$.176
	2nd Quarter	22.375	21.125	.176
	3rd Quarter	21.275	20.500	.184
	4th Quarter	n/a	n/a	.190

	1999	1998
Third Quarter Diluted Earnings Per Share	$.44	$.36
Dividend Payout Ratio: (Fourth quarter dividends as
a percent of third quarter core diluted earnings per share)	43.18%	48.89%
Book Value Per Share	$9.89	$9.91
Tangible Book Value Per Share	8.31	8.22

In the second quarter of 1999, the Company amended its Dividend Reinvestment and Stock Purchase Plan. Under the amended Plan, the Company, as Plan Administrator, may elect from time to time to have shares of common stock acquired under the Plan with participant contributions be purchased directly from the Company, as opposed to having all such shares be acquired on the open market, as was required under the prior Plan. Any Plan purchases of shares directly from the Company may provide an additional capital resource to management.

LIQUIDITY

Liquidity is measured by the ability of the Company to raise cash when it needs it at a reasonable cost. The Company must be capable of meeting expected and unexpected obligations to its customers at any time. Given the uncertain nature of customer demands as well as the desire to maximize earnings, the Company must have available sources of funds, on- and off-balance sheet, that can be accessed in time of need. The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

Securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Of the approximately $286 million of securities held by the Company at September 30, 1999, more than $233 million, or 81%, of the total had been designated as available-for-sale. Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from on-balance sheet cash flows and securities available-for-sale, the Company has supplemented liquidity with additional off-balance sheet sources, such as credit lines with the Federal Home Loan Bank, and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate short-term funding alternatives.

Other than the general concerns relating to the Year 2000 issue discussed later in this report in the section entitled "Year 2000 Readiness Disclosure," the Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended September 30, 1999 Compared With

Three Months Ended September 30, 1998

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)
	Quarter Ending
	Sept 1999	Sept 1998	Change	% Change
Net Income	$3,394	$2,906	$488	16.8%
Diluted Earnings Per Share	.44	.36	.08	22.2
Return on Average Assets	1.39%	1.31%	.08%	5.9
Return on Average Equity	18.08%	15.02%	3.06%	20.4

The Company reported earnings of $3.4 million for the third quarter of 1999, an increase of $488 thousand, or 16.8%, over the third quarter of 1998. Diluted earnings per share of $.44 for the third quarter of 1999 represented an increase of $.08, or 22.2%, over the third quarter of 1998. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income, due primarily to the lower number of average shares outstanding in the 1999 quarter.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Sept 1999	Sept 1998	Change	% Change
Interest and Dividend Income	$17,263	$16,088	$1,175	7.3%
Interest Expense	7,201	7,164	37	0.5
Net Interest Income	$10,062	$ 8,924	$1,138	12.8

Taxable Equivalent Adjustment	346	292	54	15.6%

Average Earning Assets (1)	$911,189	$826,772	$84,417	10.2%
Average Paying Liabilities	765,356	688,009	77,347	11.2

Yield on Earning Assets (1)	7.52%	7.72%	(0.20)%	(2.6)%
Cost of Paying Liabilities	3.73	4.13	(0.40)	(9.7)
Net Interest Spread	3.79	3.59	0.20	5.6
Net Interest Margin	4.38	4.28	0.10	2.3

(1) Includes Nonaccrual Loans

From the third quarter of 1998 to the third quarter of 1999, the Company's net interest income increased as the positive effect of both a sizeable increase in average earning assets and an increase in net interest margin more than offset the negative effect of a 20 basis point decline in the yield on average earning assets.

The Company's net interest margin (net interest income on a tax-equivalent basis, annualized, divided by average earning assets) increased by 10 basis points from the third quarter of 1998 to the third quarter of 1999. The increase in net interest margin was attributable to a shift within the deposit portfolio to less expensive core deposits and, on the asset side of the balance sheet, a change in the mix of earning assets (an increased loan portfolio accompanied by a decrease in the lower yielding investment portfolio). During the fourth quarter of each year, the Company experiences a significant increase in municipal NOW accounts. This short-term additional source of funds contributes to total net interest income, but puts downward pressure on net interest margin.

The Company experienced a 10.2% increase in average earning assets from the third quarter of 1998 to the third quarter of 1999. Nearly all the growth was in the Company's loan portfolio, discussed earlier.

The provisions for loan losses were $364 thousand and $342 thousand for the quarters ended September 30, 1999 and 1998, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sept 1999	Sept 1998	Change	% Change
Income from Fiduciary Activities	$ 842	$ 748	$ 94	12.6%
Fees for Other Services to Customers	1,354	1,195	159	13.3
Net Gains on Securities Transactions	---	---	---	---
Other Operating Income	398	263	135	51.3
Total Other Income	$2,594	$2,206	$388	17.6

Other income increased $388 thousand, or 17.6%, from the third quarter of 1998 to the third quarter of 1999.

Income from fiduciary activities was $842 thousand for the third quarter of 1999, an increase of $94 thousand, or 12.6%, between the two comparative quarters. Trust assets under administration were $638.7 million at September 30, 1999, an increase of $97.5 million, or 18.0%, from September 30, 1998. The increase in assets under administration was attributable to a 7.2% increase in the number of accounts serviced, as well as to a general increase in the value of the stock portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.4 million for the third quarter of 1999, an increase of $159 thousand, or 13.3%, from the 1998 quarter. The increase was primarily attributable to an increase in merchant credit card activity and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income) amounted to $398 thousand, an increase of $135 thousand, or 51.3%, from the third quarter of 1998. The increase was primarily attributable to an increase in a dividend related to insurance products with consumer lending.

There were no securities sales during the third quarter of 1999 or 1998.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sept 1999	Sept 1998	Change	% Change
Salaries and Employee Benefits	$3,886	$3,607	$ 279	7.7%
Occupancy Expense of Premises, Net	450	424	26	6.1
Furniture and Equipment Expense	653	542	111	20.5
Other Operating Expense	1,926	1,729	197	11.4
Total Other Expense	$6,915	$6,302	$ 613	9.7

Efficiency Ratio	52.43%	54.54%	(2.11)	(3.9)

Other (i.e. noninterest) expense increased $613 thousand, or 9.7%, from the third quarter of 1998 to the third quarter of 1999.

The efficiency ratio, which is the ratio of other expense less goodwill amortization to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), is a standard measure of a financial institution's operating efficiency. The Company's ratios in recent periods have generally been below peer-group averages. For example, for the most recently available data, June 30, 1999, the ratio for the Company's peer group was 62.16%. The Federal Reserve Bank does not excluded goodwill amortization from their calculation of the efficiency ratio. On a comparative basis, the Company's ratio was 56.23%.

Salaries and employee benefits expense increased $279 thousand, or 7.7%, from the third quarter of 1998 to the third quarter of 1999. While employee benefits increased 4.1% between the two quarters, most of the increase was attributable to staff additions, as well as to normal merit pay increases.

Occupancy expense was $450 thousand for the third quarter of 1999, a $26 thousand increase, or 6.1%, over the third quarter of 1998. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $653 thousand for the first quarter of 1999, a $111 thousand increase, or 20.5%, over the third quarter of 1998, primarily attributable to higher amortization and maintenance costs associated with an upgrade to the credit card processing system.

Other operating expense was $1.9 million for the third quarter of 1999, an increase of $197 thousand, or 11.4%, from the third quarter of 1998. The increase was primarily attributable to the costs to maintain and sell other real estate owned and for legal expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Sept 1999	Sept 1998	Change	% Change
Provision for Income Taxes	$1,637	$1,288	$349	27.1%
Effective Tax Rate	32.54%	30.71%	(1.83)%	(6.0)

The provision for federal and state income taxes amounted to $1.6 million and $1.3 million for the third quarter of 1999 and 1998, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable a change in New York State tax rates, which resulted in a writedown of the New York State deferred tax asset of approximately $66 thousand (net of federal benefit).

RESULTS OF OPERATIONS: Nine Months Ended September 30, 1999 Compared With

Nine Months Ended September 30, 1998

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sept 1999	Sept 1998	Change	% Change
Net Income	$9,598	$8,669	$ 929	10.7%
Diluted Earnings Per Share	1.23	1.08	.156	13.9
Return on Average Assets	1.34%	1.35%	(.01)%	(0.7)
Return on Average Equity	16.86%	15.26%	1.60%	10.5

The Company's net income was $9.6 million for the first nine months of 1999, an increase of $929 thousand, or 10.7%, as compared to earnings of $8.7 million for the first nine months of 1998. Diluted earnings per share were $1.23 for the first nine months of 1999, an increase of $.15, or 13.9%, as compared to $1.08 for the first nine months of 1998. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due primarily to the lower number of average shares outstanding in the 1999 period.

The period-to-period change for the first nine months of 1999 as compared to the first nine months of 1998 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sept 1999	Sept 1998	Change	% Change
Interest and Dividend Income	$50,655	$47,635	$ 3,020	6.3%
Interest Expense	21,369	20,958	411	2.0
Net Interest Income	$29,286	$26,677	$ 2,609	9.8

Taxable Equivalent Adjustment	$ 1,004	$ 809	$ 195	24.1%

Average Earning Assets (1)	$898,823	$804,312	$ 94,511	11.8%
Average Paying Liabilities	757,631	673,827	83,804	12.4

Yield on Earning Assets (1)	7.53%	7.92%	(0.39)%	(4.9)%
Cost of Paying Liabilities	3.77	4.16	(0.39)	(9.4)
Net Interest Spread	3.76	3.76	(0.00)	(0.0)
Net Interest Margin	4.36	4.43	(0.07)	(1.6)

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $2.6 million, or 9.8%, between the first nine months of 1998 and the first nine months of 1999, reflecting the positive effects of an 11.8% increase in average earning assets offset by a 7 basis point decrease in net interest margin.

The general reasons for the increase in the Company's earning assets and net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) are discussed above in the quarter-to-quarter comparison of net interest income.

The provisions for loan losses were $1.1 million and $1.0 million for the respective 1999 and 1998 nine month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Nine Months Ended
	Sept 1999	Sept 1998	Change	% Change
Income from Fiduciary Activities	$2,459	$ 2,305	$ 154	6.7%
Fees for Other Services to Customers	3,556	3,181	375	11.8
Net Gains on Securities Transactions	---	166	(166)	(100.0)
Other Operating Income	811	661	150	22.7
Total Other Income	$6,826	$6,313	$ 513	8.1

Other income increased $513 thousand, or 8.1%, from the first nine months of 1998 to the first nine months of 1999. Without regard to net securities transactions, other income increased $679 thousand, or 11.0%.

Income from fiduciary activities was $2.5 million for the first nine months of 1999, an increase of $154 thousand, or 6.7%, over the first nine months of 1998. Trust assets under administration were $638.7 million at September 30, 1999, an increase of $97.5 million, or 18.0%, from September 30, 1998. The increase in assets under administration was attributable to a 7.2% increase in the number of accounts serviced, as well as to a general increase in the value of the portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $3.6 million for the first nine months of 1999, an increase of $375 thousand, or 11.8%, from the 1998 period. The increase was primarily attributable to an increase in merchant credit card volume and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $811 thousand for the first nine months of 1999, an increase of $150 thousand, or 22.7%, from the first nine months of 1998. The increase was primarily attributable to an increase in a dividend related to insurance products with consumer lending.

There were no securities sales during the 1999 period. During the first nine months 1998, the Company recognized $166 thousand in net gains on the sale of $23.1 million of securities from the available-for-sale portfolio. The securities were sold for the main purpose of extending the average maturity on the portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Nine Months Ended
	Sept 1999	Sept 1998	Change	% Change
Salaries and Employee Benefits	$11,310	$10,322	$ 988	9.6%
Occupancy Expense of Premises, Net	1,379	1,276	103	8.1
Furniture and Equipment Expense	1,855	1,636	219	13.4
Other Operating Expense	5,560	4,942	618	12.5
Total Other Expense	$20,104	$18,176	$ 1,928	10.6

Efficiency Ratio	53.52%	53.23%	0.29%	0.5

Other (i.e. noninterest) expense was $20.1 million for the first nine months of 1999, an increase of $1.9 million, or 10.6%, from the first nine months of 1998.

The efficiency ratio, which is the ratio of other expense less goodwill amortization to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), is a standard measure of a financial institution's operating efficiency. The Company's ratios in recent periods have generally been below peer-group averages. For example, for the most recently available data, June 30, 1999, the ratio for the Company's peer group was 62.16%. The Federal Reserve Bank does not exclude goodwill amortization from their calculation of the efficiency ratio. On a comparative basis, the Company's ratio was 56.23%.

Salaries and employee benefits expense increased $988 thousand, or 9.6%, from the first nine months of 1998 to the first nine months of 1999. The increase was attributable to a 9.2% increase in employee benefits, normal merit pay raises and to staff additions.

Occupancy expense was $1.4 million for the first nine months of 1999, a $103 thousand increase, or 8.1%, over the first nine months of 1998. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $1.9 million for the first nine months of 1999, a $219 thousand increase, or 13.4%, over the first nine months of 1998, primarily attributable to higher amortization and maintenance costs associated with an upgrade to the credit card processing system.

Other operating expense was $5.6 million for the first nine months of 1999, an increase of $618 thousand, or 12.5%, from the first nine months of 1998. A significant portion of the increase was attributable to the increased size of the Company and included higher costs for postage, telephone, stationery and third party computer processing expenses. The Company also experienced increases in marketing and business development expenses, primarily in the areas served by the nine branches acquired from Fleet Bank in June of 1997 in northeastern New York and legal expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sept 1999	Sept 1998	Change	% Change
Provision for Income Taxes	$4,314	$4,310	$ 4	0.1%
Effective Tax Rate	31.01%	33.21%	(2.20)%	(6.6)

The provisions for federal and state income taxes amounted to $4.3 million for the first nine months of both 1999 and 1998. The Company experienced a decrease in the effective tax rate between the two periods, which was attributable to the effects of certain tax planning strategies implemented in prior years including increased holdings of tax exempt securities.

YEAR 2000 READINESS DISCLOSURE

General

The advent of the year 2000 poses certain technological challenges resulting from a reliance in computer technologies on two digits rather than four digits to represent the calendar year (e.g., "99" for "1999"). Computer technologies programmed in this manner, if not corrected, could produce inaccurate or unpredictable results or system failures in connection with the transition from 1999 to 2000, when dates will begin to have a lower two-digit number than dates in the prior century. This problem, the so-called "Year 2000 Problem" or "Y2K Problem," may have a material adverse effect on the Company's financial condition, results of operations, business or business prospects because the Company, like most financial institutions, relies extensively on computer technology to manage its financial information and serve its customers. The Company and its banking subsidiaries are regulated by federal banking agencies, which have required substantial efforts by banks and their affiliated companies to prevent or mitigate any possible disruptions in operations or service relating to the year 2000.

The Company's State of Readiness

To deal with the Year 2000 Problem, the Company, beginning in 1997, formed a Year 2000 Project Team (the "Team"). The Team, which includes members of senior management, developed a Year 2000 Action Plan (the "Plan"), specifying a range of tasks and goals to be achieved at various dates before the year 2000. To date, the Company has met all major deadlines under the Plan. The Team has kept other senior officers and the Board of Directors of the Company apprised of its progress, and has received input and guidance from both.

The Company's Year 2000 Action Plan is divided into five phases consistent with guidance issued by the federal bank regulators: 1) Awareness; (2) Assessment; (3) Renovation; (4) Validation (testing); and (5) Implementation.

As of September 30, 1999, the Company had completed all five Phases for all mission critical systems. The first two of these phases involved, among other things, identification of those data systems, including information technology ("IT") and non-information technology ("Non-IT") systems, deemed critical to the continuing functioning of the Company's principal business operations (so-called "mission critical systems").

The Renovation phase of the Plan consisted of replacing or updating certain mission critical systems or components thereof with a view to preventing or minimizing any Y2K related problems. The Renovation phase for all internal mission critical systems was completed prior to year-end 1998. As part of this process, the Company completed on an accelerated time frame, the installation of a major upgrade to its central computer processing system, which had originally been scheduled for implementation in 1999. Acceleration of the upgrade enabled the Company to conduct certain Year 2000 testing in-house, which otherwise would have to have been conducted by a third party provider at additional expense to the Company. The validation or testing phase will continue through the end of 1999. Even though the Company has completed extensive and successful testing of all mission-critical systems.

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

The Company has not engaged in individual discussions with its various utility providers (e.g., electricity, gas, telecommunications) regarding Y2K concerns. As part of the Plan, however, the Company will continue to monitor Y2K disclosures by all such providers to businesses and financial organizations, such as the Company, that rely on them. The Company will also continue to monitor Y2K readiness disclosures by the governmental agencies upon which the Company relies for certain services (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York). In accordance with its Plan, the Company will make particular inquiries of such providers and agencies when circumstances warrant, and will generally strive for a Y2K preparedness against industry-wide and geographic Y2K systemic risks comparable to that maintained by similarly situated organizations exercising appropriate due care. Of course, any industry-wide or regional disruptions arising out of the Y2K Problem may also be expected to affect the Company and its customers. The significance of any such disruption will depend on the duration and the systemic and geographic magnitude thereof (see "Year 2000 Risks Facing the Company and the Company's Contingency Plans").

The following table sets forth the Company's timetable for completion of the various phases of its Year 2000 Action Plan, showing the Company's estimate of percentages of each phase completed as of September 30, 1999 and target dates for completion of remaining phases.

		Internal Systems
	Percent	Mission Critical		Non Mission Critical
	Complete	IT	NonIT	IT	NonIT
Awareness	100%	9/30/98	9/30/98	9/30/98	9/30/98
Assessment	100%	9/30/98	9/30/98	9/30/98	9/30/98
Renovation	100%	12/31/98	9/30/98	12/31/98	9/30/98
Validation	100%	12/31/98	9/30/98	3/31/99	3/31/99
Implementation	95%	6/30/99	6/30/99	12/31/99	12/31/99

	External Systems				Other Party Relationships
	Mission Critical		Non Mission Critical		Loan	Funds
	IT	NonIT*	IT	NonIT*	Customers	Providers
Awareness	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98
Assessment	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98	9/30/98
Renovation	12/31/98	12/31/98	12/31/98	12/31/98	N/A	N/A
Validation	3/31/99	3/31/99	N/A	N/A	N/A	N/A
Implementation	6/30/99	6/30/99	12/31/99	12/31/99	12/31/99	12/31/99

* External Non-IT systems are generally described as product vendors.

The Costs to Address the Company's Year 2000 Issues

The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through September 30, 1999, were approximately $370 thousand, 52% of which represented the expenditures related to upgrading the Company's central computer processing systems , a project that would have been required even without the Y2K problem was merely accelerated, from 1999 to 1998. The projection of the Company's Y2K costs does not include internal personnel costs, which are not expected to be significantly greater as a result of the Year 2000 Problem, or external consulting or advisory fees, which have been and are expected to be minimal. The Company's budget for Y2K expenditures consists predominantly of expenditures for the upgrading or replacement of hardware and software systems, with hardware accounting for approximately 85% of such expenditures and 15% for software. The Company has funded, and plans to fund, its Year 2000 related expenditures out of general operating resources.

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

Year 2000 Risks Facing the Company and the Company's Contingency Plans

The failure of the Company to complete all material aspects of its Plan on time or to anticipate or adequately guard against all possible internal or external disruptions resulting from the arrival of the Year 2000 could result in an interruption in or failure of certain normal business activities or operations. Such failures could materially adversely affect the Company's results of operations, liquidity and financial condition. Currently, the Plan is substantially complete and management believes that the Plan anticipates and addresses all reasonable foreseeable and manageable risks faced by the Company with respect to the Year 2000 Problem.

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

The Company may face some risk from the possible failure of one or more of its third party vendors to continue to provide uninterrupted service through the changeover to the year 2000. Critical providers include the Company's automated teller machine switching networks, the Company's credit card vendors (Visa and MasterCard), the Company's external provider of trust department data processing (an unaffiliated larger banking organization), and the various credit bureaus upon which the Company relies for information necessary to evaluate credit risk. While an evaluation of the Year 2000 preparedness of its third party vendors has been part of the Company's Plan, the Company's ability to evaluate is limited to some extent by the willingness of vendors to supply detailed information on their Y2K readiness and the inability of some vendors to verify with any high degree of reliability the Y2K preparedness of their systems or the systems of their sub-providers. However, the Company participates in user groups that include some of its third party vendors, and receives assessments of Y2K preparedness of vendors periodically from federal banking agencies. The Company's Plan also includes protocols for interface testing with third party vendor systems. In summary, the Company does not currently anticipate that its significant third party vendors will experience material failures in their ability to provide continuing service to the Company due to the Year 2000 Problem, but is unable to warrant this.

The Company, like similarly-situated enterprises, is subject to certain risks as a result of possible industry-wide or area-wide failures triggered by the Year 2000 Problem. For example, the failure of certain utility providers (e.g., electricity, gas, telecommunications) or governmental agencies (e.g., the Federal Reserve System, the Federal Home Loan Bank of New York) to avoid disruption of service in connection with the transition from 1999 to 2000 could materially adversely affect the Company's results of operations, liquidity and financial condition. In management's estimate, such a system-wide or area-wide failure, although not a likely occurrence, nevertheless presents a significant risk to the Company in connection with the Year 2000 Problem because the resulting disruption may be entirely beyond the ability of the Company to cure. The significance of any such disruption would depend on its duration and systemic and geographic magnitude. Of course, any such disruption would likely impact other financial institutions and businesses as well as to the Company. Federal legislation has provided the Company, and business enterprises generally, with some relief from potential liability for losses suffered by their customers resulting from Y2K problems experienced by such businesses, but protection from liability is not absolute.

In order to reduce the risks enumerated above, the Company's Year 2000 Project Team has developed contingency plans in accordance with guidance issued by federal bank regulators. The Team has identified the Company's core business processes (e.g., providing customers with access to funds and information) and has reviewed the Company's existing business continuity and contingency plans. The Team also has performed a risk analysis of each core business process, defined and documented Year 2000 failure scenarios, and determined the minimum acceptable level of outputs and services. The Team has finalized an overall contingency strategy with specific contingency plans for each core business process, assigned responsibilities and trigger dates for each contingency plan, and validated the plans. These activities were completed during the third quarter of 1999. Certain catastrophic events (such as the protracted loss of essential utilities or the failure of certain governmental bodies to function) are outside the scope of the Company's contingency plans, although the Company anticipates that it would respond to any such catastrophe in a manner designed to minimize disruptions in customer service and in full cooperation with other local providers of financial services, community leaders and service organizations.

Company management and key employees and consultants will be actively monitoring all aspects of the Company's core business in the period immediately preceding and following January 1, 2000 and will be prepared to take appropriate actions if significant problems arise.

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

The ALCO utilizes the results of a detailed simulation model to quantify the hypothetical effect on net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. In recent months, the Board and ALCO have been particularly careful in their review of the possible effects on net interest income of significant upward movements in prevailing interest rates, as some general interest rate rise was experienced in the third quarter and some (but not all) analysts have projected possible further upward pressure on rates. At September 30, 1999, the results of the Company's sensitivity analysis were within the parameters established by the Company's ALCO Policy.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

The following exhibit is filed herewith:

Exhibit 27 - Selected Financial Data

No Reports on Form 8-K were filed during the Third Quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 12, 1999	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: November 12, 1999	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)