Form 10-K
period 1999-12-31
ARROW FINANCIAL CORP
filed 2000-03-23
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of February 29, 2000
Common Stock, par value $1.00 per share	7,308,999
State the aggregate market value of the voting stock held by non-affiliates of registrant.
Aggregate market value of voting stock	Based upon the average of the closing bid and closing asked prices on the NASDAQ Exchange
$134,303,000	February 29, 2000

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 2000 (Part III)

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

G. Year 2000 Disclosure

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibits Index

Cautionary Statement under Federal Securities Laws: The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

PART I

Item 1: Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company owns two nationally chartered banks in New York, Glens Falls National Bank and Trust Company, Glens Falls, New York ("GFNB"), and Saratoga National Bank and Trust Company, Saratoga Springs, New York ("SNB"), as well as two non-bank subsidiaries, the operations of which were not significant. The Company owns directly or indirectly all voting stock of all its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 381 full-time equivalent employees of the Company and the subsidiary banks at December 31, 1999.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$906,843	$109,110
Trust Assets Under Administration at Year-End (Not Included in Total Assets)	$691,042	$6,998
Date Organized	1851	1988
Employees	360	21
Offices	22	2
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	137 So. Broadway Saratoga Springs, NY

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

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant industry concentrations except as described in Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report. The banks generally do not participate in loan syndications, either as originators or as a participant. Except for credit card loans, the portfolios generally are fully collateralized, and many commercial loans are further secured by personal guarantees.

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

The Company is a legal entity separate and distinct from its subsidiaries. Most of the Company's revenues, on a parent company only basis, result from dividends and undistributed earnings by the subsidiary banks as well as management fees paid by them. The right of the Company, and consequently the right of creditors and shareholders of the Company, to participate in any distribution of the assets or earnings of the banks through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the banks, except to the extent that claims of the Company in its capacity as a creditor of the banks also may be recognized. Moreover, there are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. (See "Capital Resources and Dividends" in Part II, Item 7.E of this report). The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and capital guidelines.

The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Additionally, as a "bank holding company" under New York State Law, the Company is subject to regulation by the New York State Banking Department. The subsidiary banks are nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The BHC Act prohibits the Company, with certain exceptions, from engaging, directly or indirectly, in non-bank activities and restricts loans by the banks to the Company or other non-bank affiliates. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares). Under the 1994 Riegle-Neal Act, bank holding companies are now able to acquire banks or other bank holding companies located in all 50 states, and 48 of the 50 states permit banks headquartered in other states to branch into their states although in some cases only by acquisition of or merger with existing banks in such states. As a result of the recently enacted federal Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial insititutions than was previously permitted, including insurance companies, investment banks and merchant banks. See Item 1.F., "Legislative Developments."

During 1997 and 1998, banking regulators developed guidelines that financial institutions follow to ensure that their computer applications will operate properly for all dates after December 31, 1999. Additionally, the SEC prescribed disclosures for all publicly traded corporations, such as the Company, related to year 2000 preparedness. The Company experienced no material computer problems related to year 2000 preparedness.

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards. The Federal Reserve Board has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies. The risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The Federal Reserve Board's other important guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. The subsidiary banks are subject to similar capital requirements adopted by their primary federal regulators. The year-end 1999 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends." A holding company's ability to pay dividends, repurchase its outstanding stock or expand its business through acquisitions of additional banking organizations or non-bank companies may be restricted if capital falls below these minimum capitalization standards or other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.

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

D. COMPETITION

The Company and its subsidiaries face intense competition in all markets that they serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies, which are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks, offer substantive equivalents of transaction accounts, credit cards and various other loan and financial products. As a result of the newly adopted Gramm-Leach-Bliley Act, such organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish, acquire or affiliate with commercial banks themselves.

.

E. STATISTICAL DISCLOSURE

The following table is an index to the statistical disclosure required by Securities Act Guide 3 for Bank Holding Companies to be set forth herein and is found in Part II, Item 7 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Part II, Item 8, "Financial Statements and Supplementary Data."

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

F. LEGISLATIVE DEVELOPMENTS

On November 12, 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), under which a bank holding company that elects to become a financial holding company may engage in a wider range of financial activities than was permitted to bank holding companies prior to the GLBA. Effective March 11, 2000, the GLBA will permit a financial holding company, acting through non-bank subsidiaries, to engage in certain pre-approved financial activities, which include the underwriting of all types of insurance and annuity products, the underwriting of all types of securities products and mutual funds, merchant banking activities, full-service insurance agency activities and operating a travel agency. If a financial holding company wishes to engage in other activities that are not on the pre-approved list, it must file an application with the Federal Reserve Board. A bank holding company that does not elect to become a financial holding company will remain a bank holding company subject to substantially the same regulatory requirements as applied prior to the GLBA, with certain exceptions such as new customer privacy regulations and broker-dealer restrictions. The Company is currently evaluating the opportunities available under the GLBA.

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

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. Since 1996, the premium paid by the best-rated banks (including the Company's subsidiary banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF"), such as the deposits of the Company's banks, are subject to assessment for payment on bond obligations financing the FDIC's Savings Association Insurance Fund ("SAIF") at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions. Accordingly, the deposits of the Company's banks were assessed an additional 1.160 cents per $100 of insured deposits in 1999, 1.220 cents per $100 of insured deposits in 1998 and an additional 1.256 cents in 1997. Beginning in 2000, the BIF and SAIF rates were equalized, with the BIF rate increasing to 2.120 and the SAIF rate decreasing from 5.800 to 2.120.

Various other federal bills that would significantly affect banks have been introduced in Congress from time to time. The Company cannot estimate the likelihood of any such bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the principal executive officers of the Company and positions held are presented in the following table. The officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	51	President and CEO since January 1, 1997 and President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995. Mr. Hoy has been with the Company since 1974.
John J. Murphy	48	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has served as Senior Vice President, Treasurer and CFO of the Company since 1983. Mr. Murphy has been with the Company since 1973.
Gerard R. Bilodeau	52	Senior Vice President and Secretary since 1994. Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993. Mr. Bilodeau has been with the Company since 1969.
John C. Van Leeuwen	56	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. VanLeeuwen has been with the Company since 1985.

Item 2: Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York. The building is owned by Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns eighteen additional offices and leases three, at market rates. Saratoga National Bank owns both of its offices. The Company continues to own a building in Rutland, Vermont, that served as headquarters for the Company's Vermont bank prior to the divestiture of those operations in 1996. The Company has been actively seeking to sell the building since that date. Rental costs of premises did not exceed 5% of operating costs in 1999.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.

Item 3: Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

The Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. For example, from time to time, the banks have encountered claims against them grounded in lender liability, of the sort often asserted against financial institutions. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks, including lender liability claims, will not, in the opinion of management and counsel, result in any material liability.

Item 4: Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 1999.

PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 point.

Per share amounts, market prices and cash dividends have been adjusted for the October 1999 five-for-four stock split and the August 1998 ten percent stock dividend.

	Sales Price		Cash Dividends Declared
	High	Low
1998
First Quarter	$25.000	$21.500	$.153
Second Quarter	26.250	22.250	.153
Third Quarter	26.250	19.250	.168
Fourth Quarter	23.375	19.625	.176
1999
First Quarter	22.500	20.625	.176
Second Quarter	21.875	21.125	.176
Third Quarter	21.125	20.625	.184
Fourth Quarter	20.750	16.875	.190

The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable governmental regulations and restrictions. See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 3,162 holders of record of common stock at December 31, 1999.

Item 6: Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	1999	1998	1997	1996	1995
Interest and Dividend Income	$67,135	$63,033	$54,861	$54,875	$60,718
Less: Interest Expense	29,266	28,142	23,887	21,826	24,865
Net Interest Income	37,869	34,891	30,974	33,049	35,853
Less: Provision for Loan Losses	1,424	1,386	1,303	896	1,170
Net Interest Income After Provision for Loan Losses	36,445	33,505	29,671	32,153	34,683
Other Income [3]	9,382	8,172	8,109	23,804	14,473
Net Gains (Losses) on Securities Transactions	(4)	408	74	(101)	23
Less: Other Expense	27,298	24,506	21,702	24,774	29,769
Income Before Income Taxes	18,525	17,579	16,152	31,082	19,410
Provision for Income Taxes	5,666	5,744	5,155	10,822	6,986
Net Income	$12,859	$11,835	$10,997	$20,260	$12,424

Earnings Per Common Share[1]:
Basic	$ 1.68	$ 1.50	$ 1.37	$ 2.38	$ 1.38
Diluted	1.66	1.48	1.35	2.36	1.37

Per Common Share[1]:
Cash Dividends	$ .73	$ .65	$ .57	$ .46	$ .36
Book Value	9.73	9.91	9.32	8.94	7.56
Tangible Book Value[2]	8.13	8.26	7.57	8.71	7.32

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,001,107	$939,029	$831,559	$652,603	$789,790
Securities Available-for-Sale	228,364	267,731	221,837	171,743	178,645
Securities Held-to-Maturity	55,467	63,016	44,082	30,876	13,921
Loans and Leases, Net of Unearned Income	655,820	546,126	485,810	393,511	517,787
Nonperforming Assets	2,745	3,592	4,077	2,799	6,790
Deposits	795,197	775,597	720,915	541,747	694,453
Other Borrowed Funds	36,021	24,032	24,755	22,706	15,297
Federal Home Loan Bank Advances	85,000	45,000	---	---	---
Shareholders' Equity	72,287	77,146	73,871	74,296	67,504

Selected Key Ratios:
Return on Average Assets	1.33%	1.36%	1.49%	2.86%	1.60%
Return on Average Equity	17.02	15.51	15.19	28.78	19.45
Dividend Payout	43.98	43.78	41.49	19.47	25.89
Average Equity to Average Assets	7.81	8.74	9.80	9.95	8.22

1 Per share amounts have been adjusted for the 1999 5-for-4 stock split, the 1998 ten percent, the 1997 five percent and the 1996 ten percent stock dividends.

2 Tangible book value excludes from total equity intangible assets, primarily goodwill associated with branch purchases.

3 Other Income in 1996 includes a net gain of $15,330 from divestiture of the Company's Vermont operations; other income in 1995 includes a $5,000 insurance recovery.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 1999 and the financial condition of the Company as of December 31, 1999 and 1998. Per share amounts have been restated to reflect the 1999 five-for-four stock split, the 1998 ten percent stock dividend and the 1997 five percent stock dividend. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

The Company reported net income of $12.9 million for 1999 compared to net income of $11.8 million for 1998 and $11.0 million for 1997. As indicated in the following table "Summary of Core Earnings," net income from each year was impacted by nonrecurring items, which had a significant positive impact in 1997, a small positive impact in 1998, and an even smaller negative impact in 1999. Net income, on a recurring basis, increased $1.4 million, or 11.9%, from 1998 to 1999 and increased $1.5 million, or 15.2%, from 1997 to 1998. Diluted earnings per share (stated on a recurring basis) increased $.22, or 15.2%, from 1998 to 1999 and $.22, or 17.9%, from 1997 to 1998.

The following analysis adjusts net income for nonrecurring items to arrive at a comparative presentation of the Company's "core" earnings. Also presented are cash diluted earnings per share, which adds-back to recurring net income the amortization of goodwill, net of tax, associated with branch purchases.

SUMMARY OF CORE EARNINGS

(In Thousands, Except Per Share Data)

	1999	1998	1997
Net Income, as Reported	$12,859	$11,835	$10,997
Nonrecurring Items, Net of Tax:
State Tax Settlement	---	---	(464)
OREO Transactions	47	(10)	(70)
Net Securities Transactions	2	(241)	(44)
Other	51	---	(361)
Core Net Income	$12,959	$11,584	$10,058

Diluted Earnings Per Share, Based on Reported Net Income	$ 1.66	$ 1.48	$ 1.35
Diluted Earnings Per Share, Based on Core Net Income	1.67	1.45	1.23
Cash Diluted Earnings Per Share, Based on Core Net Income [1]	1.75	1.52	1.27

Return on Average Assets	1.33%	1.36%	1.49%
Return on Average Assets, Based on Core Net Income	1.34	1.33	1.36

Return on Average Equity	17.02%	15.51%	15.19%
Return on Average Equity, Based on Core Net Income	17.15	15.20	14.02

[1] Cash Earnings Per Share adds back to core net income the amortization of goodwill, net of tax, associated with branch purchases.

At the end of the second quarter of 1997, the Company completed the acquisition of six branches from Fleet Bank, extending the Company's market area northward to Plattsburgh, New York. Effects of the acquisition are discussed in various sections of this "Management's Discussion and Analysis" and in Note 26 to the Consolidated Financial Statements.

At December 31, 1999, the Company's tangible book value per share (shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $8.13, a decrease of $.13, or 1.6%, from year-end 1998. The decrease was primarily attributable to the Company's repurchase of common stock throughout the year, which more than offset retained earnings. In 1998, tangible book value increased $.69, or 9.1%, from the prior year-end. The increase was primarily attributable to retained current year earnings. At year-end 1999, the average of the Company's bid and asked stock price was $19.313, resulting in a trading multiple of 2.38 to tangible book value.

The Company's cash dividend for the first two quarters of 1999, as restated for the October 1999 5-for-4 stock split, was $.176 per share. The Company increased its quarterly cash dividend to $.184, as restated, for the third quarter and again to $.19 for the fourth quarter of 1999. On an annual basis, cash dividends of $.73 per share for 1999 represented an increase of $.08, or 12.3%, from cash dividends of $.65 in 1998.

Nonperforming assets amounted to $2.7 million at December 31, 1999, a decrease of $847 thousand from the prior year-end. At year-end, the allowance for loan losses, at $7.8 million, represented 371% of nonperforming loans.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 1999 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

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

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				1999		1998
	1999	1998	1997	Amount	Pct.	Amount	Pct.
Interest and Dividend Income	$68,485	$64,131	$55,705	$ 4,354	6.8%	$ 8,426	15.1%
Interest Expense	29,266	28,142	23,887	1,124	4.0	4,255	17.8
Net Interest Income	$39,219	$35,989	$31,818	$ 3,230	9.0	$ 4,171	13.1

On a tax-equivalent basis, net interest income was $39.2 million in 1999, an increase of $3.2 million, or 9.0%, from $36.0 million in 1998. Factors contributing to the $3.2 million increase in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME

(In Thousands) (Fully Taxable Basis)

	1999 Compared to 1998			1998 Compared to 1997
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (30)	$ (57)	$ (87)	$ (404)	$ (23)	$ (427)
Securities Available-for-Sale:
Taxable	962	254	1,216	2,788	(464)	2,324
Non-Taxable	(519)	(9)	(528)	529	3	532
Securities Held-to-Maturity:
Taxable	(1,626)	365	(1,261)	167	(71)	96
Non-Taxable	1,268	(428)	840	772	(161)	611
Loans and Leases	7,109	(2,935)	4,174	6,524	(1,234)	5,290
Total Interest and Dividend Income	7,164	(2,810)	4,354	10,376	(1,950)	8,426

Interest Expense:
Deposits:
Interest-Bearing Demand Deposits	522	(396)	126	794	(328)	466
Regular and Money Market Savings	88	(681)	(593)	418	(350)	68
Time Deposits of $100,000 or More	845	(507)	338	1,313	28	1,341
Other Time Deposits	3	(885)	(882)	1,287	43	1,330
Total Deposits	1,458	(2,469)	(1,011)	3,812	(607)	3,205

Short-Term Borrowings	475	(48)	427	262	(61)	201
Long-Term Debt	1,731	(23)	1,708	849	---	849
Total Interest Expense	3,664	(2,540)	1,124	4,923	(668)	4,255
Net Interest Income	$ 3,500	$ (270)	$3,230	$ 5,453	$(1,282)	$4,171

The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 1999, 1998 and 1997 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans and leases, while unearned income has been eliminated.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

Arrow Financial Corporation and Subsidiaries

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Years Ended December 31,	1999			1998			1997
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 10,696	$ 522	4.88%	$ 11,280	$ 609	5.40%	$ 18,752	$ 1,035	5.52%
Securities Available-
for-Sale:
Taxable	241,237	15,758	6.53	226,447	14,542	6.42	183,261	12,219	6.67
Non-Taxable	1,171	69	5.89	10,005	597	5.97	1,142	65	5.73
Securities Held-to-Maturity:
Taxable	3,363	299	8.89	22,825	1,560	6.84	20,413	1,464	7.17
Non-Taxable	52,496	3,285	6.26	32,988	2,445	7.41	22,713	1,834	8.08
Loans & Leases	600,719	48,552	8.08	514,348	44,378	8.63	439,103	39,088	8.90

Total Earning Assets	909,682	68,485	7.53	817,893	64,131	7.84	685,384	55,705	8.13
Allowance For Loan
Losses	(7,316)			(6,514)			(6,021)
Cash and Due From Banks	25,245			22,891			26,341
Other Assets	40,219			39,101			32,732
Total Assets	$967,830			$873,371			$738,436
Deposits:
Interest-Bearing
Demand Deposits	$190,185	5,059	2.66	$171,209	4,933	2.88	$144,204	4,467	3.10
Regular and Money
Market Savings	165,299	3,658	2.21	161,874	4,251	2.63	146,529	4,183	2.85
Time Deposits of
$100,000 or More	128,688	6,413	4.98	112,226	6,075	5.41	87,956	4,734	5.38
Other Time Deposits	195,335	9,833	5.03	195,283	10,715	5.49	171,820	9,385	5.46
Total Interest-Bearing
Deposits	679,507	24,963	3.67	640,592	25,974	4.05	550,509	22,769	4.14

Short-Term Borrowings	38,426	1,729	4.50	28,001	1,319	4.71	22,491	1,118	4.97
Long-Term Debt	51,200	2,574	5.03	16,548	849	5.13	---	---	---
Total Interest-
Bearing Funds	769,133	29,266	3.81	685,141	28,142	4.11	573,000	23,887	4.17

Demand Deposits	106,259			96,149			78,704
Other Liabilities	16,896			15,752			14,339
Total Liabilities	892,288			797,042			666,043
Shareholders' Equity	75,542			76,329			72,393
Total Liabilities and
Shareholders' Equity	$967,830			$873,371			$738,436
Net Interest Income
(Fully Taxable Basis)		39,219			35,989			31,818
Reversal of Tax Equivalent
Adjustment		(1,350)			(1,098)			(844)
Net Interest Income		$37,869			$34,891			$30,974

Net Interest Spread			3.72%			3.73%			3.96%
Net Interest Margin			4.31%			4.40%			4.64%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS	December 31,
	1999	1998	1997
Yield on Earning Assets	7.53%	7.84%	8.13%
Cost of Interest-Bearing Liabilities	3.81	4.11	4.17
Net Interest Spread	3.72%	3.73%	3.96%
Net Interest Margin	4.31%	4.40%	4.64%

The following items have a major impact on changes in net interest income due to rate: general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and the level of nonperforming loans. The change in net interest income due to changes in rate was a decrease of $270 thousand in 1999 and a decrease of $1.3 million in 1998.

As the following analysis demonstrates, prevailing interest rates economy-wide began to increase in the second half of 1999. The consensus expectation, and management's expectation, is that continuing modest rate increases likely will be experienced in the first half of 2000 and perhaps in succeeding periods. This marks a turnaround from a long period of flat or slowly-declining prevailing interest rates. The recent rate hikes did not have a significant impact on the Company's financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on earning liabilities, as well as relative stability in the Company's net interest spread and net interest margin. These results are reviewed in more detail below.

The ability of the Company to maintain net interest spreads and net interest margins if interest rates rise in forthcoming periods will depend directly on its ability to reprice assets as rapidly as market forces may compel repricing of liabilities. Although conventional wisdom in the industry is that paying liabilities reprice more quickly than earning assets, management notes that much of the Company's recent loan growth has occurred in the consumer loan sector, including indirect loans, and that this sector tends to reprice relatively quickly. On the other hand, certain asset sectors also emphasized in the Company's portfolio, such as residential mortgage loans and investment securities, are more resistant to upward repricing. Management is not able to predict with any certainty how the relative repricing of its asset and liability portfolios will proceed in forthcoming periods, or whether prevailing interest rates or the rates paid or earned by the Company will continue to rise. Management does, however, expect generally increased pressure on margins, not merely for reasons of anticipated rate increases, but also due to greater competition in the Company's markets and other factors.

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates and sets changes to the Federal Reserve Bank discount rate. The following chart presents recent changes:

Key Interest Rate Changes 1996 - 1999

		Federal
	Discount	Funds	Prime
Date	Rate	Rate	Rate
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25
March 26, 1997	4.75	5.50	8.50
January 31, 1996	5.00	5.25	8.00

In the fall of 1998, after 18 months of relative interest rate stability, the Federal Reserve Board took steps in its open market operations leading to three 25 basis point decreases in the federal funds target rate, which led to parallel changes in the prime rate. During the second half of 1999, the Federal Reserve Board essentially reversed the 1998 actions by increasing the federal funds target rate by 25 basis points on three occasions in June, August and November. The prime rate rose in parallel.

Although the Company's spread between the yield on earning assets and the cost of interest-bearing liabilities remained essentially the same for 1999 as for 1998, net interest margin for 1999, at 4.31%, represented a 9 basis point decrease from the net interest margin of 4.40% in 1998. The one basis point decrease in the spread reflected a 31 basis point decrease in the yield on earning assets and a 30 basis point decrease in the cost of interest-bearing liabilities from 1998 to 1999.

The 9 basis point decrease in net interest margin was attributable to the difference in the change in average earning assets and paying liabilities. From 1998 to 1999, average earning assets increased 11.2% while the increase in average paying liabilities was 12.3%. During the fourth quarter of 1999, the Company began to increase its cash and due from bank balances as a precautionary measure for any possible run on deposits as a result of perceived year 2000 problems. This measure was one of the reasons for the fact that for 1999 average earning assets increased at a slower rate than average interest-bearing liabilities. In January 2000, cash and due from banks returned to normal levels. Another reason is that average shareholders' equity decreased by 1.03% from 1998 to 1999, in response to the decision by the Board and management during 1999 to continue with a stock repurchase program. This decrease, although a contributing factor in average paying liabilities expanding more rapidly than average earning assets, also had the positive effect of further leveraging shareholders' equity, thereby increasing per share returns.

The decline in net interest margin experienced in 1999 was less than the decline experienced in 1998. Net interest margin for 1998, at 4.40%, represented a 24 basis point decrease from the net interest margin of 4.64% in 1997. This reflects a 29 basis point decrease in the yield on earning assets partially offset by a 6 basis point decrease in the cost of paying liabilities from 1997 to 1998.

The decrease in net interest margin was primarily attributable to three factors: (i) The lack of any significant slope to the yield curve (the normal slope of the yield curve is caused by higher yields for instruments with longer maturities) was the most significant factor leading to the decrease in net interest margin from 1997 to 1998, since the Company was unable to obtain the same spread as in prior periods between longer-term interest bearing liabilities and earning assets as those items repriced. (ii) The yield on earning assets decreased more than the cost of paying liabilities from 1997 to 1998, reflecting the competitive environment for loan products in the Company's market area. (iii) The Company took advantage of its borrowing arrangement with the Federal Home Loan Bank ("FHLB") to borrow up to $45 million by year-end 1998. The funds were placed in a variety of investments pending long-term absorption into the loan portfolio. In the short run, however, the spread between the rate earned on the investments and the rate paid on FHLB borrowings was narrower than the Company's net interest spread generally, and thus reduced the spread as well as the net interest margin. Nevertheless, total net interest income was enhanced by the strategy, as was intended.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's earning assets and interest-bearing liabilities is included later in this report under Item 7A "Quantitative and Qualitative Disclosures About Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars in Thousands)
				Change		% Change
	1999	1998	1997	1999	1998	1999	1998
Earning Assets	$909,682	$817,893	$685,384	$91,789	$132,509	11.2%	19.3%
Interest-Bearing Liabilities	769,133	685,141	573,000	83,992	112,141	12.3	19.6
Demand Deposits	106,259	96,149	78,704	10,110	17,445	10.5	22.2
Total Assets	967,830	873,371	738,436	94,458	134,935	10.8	18.3
Earning Assets to Total Assets	93.99%	93.65%	92.82%	.34%	.83%	0.4	0.9

In general, changes in the volume of earning assets and interest-bearing liabilities will result in corresponding changes in net interest income. However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates. The change in net interest income due to changes in volume was an increase of $3.5 million in 1999 and an increase of $5.5 million in 1998.

Average earning assets increased by $91.8 million, or 11.2%, between 1998 and 1999. As discussed earlier, average interest-bearing liabilities increased to a somewhat greater extent, by 12.3%, between the two years. On the earning asset side, the Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and particularly indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. Indirect consumer loans accounted for the greatest portion of growth within the loan portfolio over the past five quarters. From 1998 to 1999, the average balance of indirect loans increased $57.5 million, or 36.5%. The Company also experienced steady demand for residential real estate loans in recent periods with average balances increasing $30.3 million, or 18.1%, from 1998 to 1999.

The increase in average earning assets was funded by a $49.0 million increase in average deposit balances, a $10.4 million increase in average short-term borrowings and by a $34.7 million increase in average FHLB borrowings. The growth in average deposit balances occurred primarily in demand deposits, NOW accounts and time deposits of $100,000 or more. The growth in demand deposits and NOW accounts took place through the Company's existing network of branches. The growth in time deposits of $100,000 or more was primarily attributable to an increase in the balances and number of municipal depositors.

Average earning assets increased by $132.5 million, or 19.3%, between 1997 and 1998. Average interest-bearing liabilities increased similarly, by 19.6%, between the two years. This increase in volume on both sides of the balance sheet led to a $5.5 million increase in net interest income from 1997 to 1998. While the Fleet branch acquisition had a significant impact on the increase in average earning assets between 1997 and 1998, due to the fact that the balances acquired from Fleet in mid-1997 only had a six month impact on average earning assets in that year, the chief factor was the internal asset growth in 1998 itself. From year-end 1997 to year-end 1998 earning assets increased $108.6 million. Of that increase, $60.3 million occurred within the loan portfolio, with nearly all of the increases attributable to indirect automobile loans and residential real estate loans. During 1998 the Company took advantage of its borrowing agreement with the FHLB accepting advances of $45 million by year-end. The remaining increase in earning assets was essentially funded primarily by deposit growth.

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this report under Item 7.C. "Financial Condition."

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

Through the provision for loan losses, an allowance (reserve) is maintained for estimated loan losses. Actual loan losses are charged against this allowance when loans are deemed uncollectible. In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook.

The provision for loan losses was largely influenced by the level of nonperforming loans, the level of loans actually charged-off against the allowance for loan losses during the year and the change in the mix and volume of loan categories within the loan portfolio. The provision for loan losses was $1.4 million for 1999, an increase of $38 thousand, or 2.7%, from 1998. While the Company has experienced a decrease in nonperforming loans and gross charge-offs over the past two years, the Company has also experienced a shift in the mix of loan categories within the loan portfolio. (See C. Financial Condition II. Loan Portfolio in this Report) Indirect installment loans now represent the largest loan category and management perceives a higher level of risk in the current portfolio mix than in the prior periods.

At December 31, 1999, nonperforming loans amounted to $2.1 million, a decrease of 28.4% from the balance at December 31, 1998. The decrease was primarily attributable to one large commercial loan, originally placed on nonaccrual status during 1997, which was fully repaid in 1999.

At December 31, 1999, the allowance for loan losses was $7.8 million. The allowance for loan losses represented 371% of the amount of nonperforming loans at that date.

During 1999, loan losses charged against the allowance, net of recoveries, were $382 thousand, or .06%, of average loans for the period. The principal reason for the year-to-year decrease in net loan losses was a recovery of $315 thousand related to the final repayment of the large commercial loan cited above. Excluding the large recovery, net loan losses for 1999 was .12% of average loans. The provision for loan losses charged to expense for 1999 was $1.4 million, or .24%, of average loans for the period.

At December 31, 1998, nonperforming loans amounted to $2.9 million, a decrease of 20.5% from the balance at December 31, 1997. The decrease was primarily attributable to one large commercial loan, placed on nonaccrual status during 1997, which fully paid-off in 1998. At December 31, 1998 the allowance for loan losses was $6.7 million. The allowance for loan losses was 230% of the amount of nonperforming loans at that date. During 1998, loan losses charged against the allowance, net of recoveries, were $835 thousand, or .16%, of average loans for the period. The provision for loan losses charged to expense for 1998 was $1.4 million, or .27%, of average loans for the period.

At December 31, 1997, nonperforming loans amounted to $3.7 million, an increase of 40.7% from the balance at December 31, 1996. The increase was primarily attributable to a large commercial loan placed on nonaccrual status during 1997, the same loan discussed above that was fully paid off in 1998. At December 31, 1997 the allowance for loan losses was $6.2 million. The allowance for loan losses was 168% of the amount of nonperforming loans at that date. During 1997, loan losses charged against the allowance, net of recoveries, were $1.4 million, or .32%, of average loans for the period. The provision for loan losses charged to expense for 1997 was $1.3 million, or .30%, of average loans for the period. In addition, in mid-1997, the Company made a purchase acquisition adjustment to the allowance of $700 thousand for loans acquired in the Fleet branch transaction. This adjustment represented the allowance for inherent risk of loss in the loans acquired.

During 1996, loan losses charged against the allowance, net of recoveries, were $580 thousand, or .13%, of average loans for the period. However, the allowance for loan losses was significantly reduced during the year by $6.8 million. This was the amount of the reserve attributable to loans transferred in the divestiture of the Vermont banking operations. These reductions in the allowance for loan losses were offset in part by a provision for loan losses of $896 thousand, or .19%, of average loans for the year. At December 31, 1996 the allowance for loan losses was $5.6 million. The allowance for loan losses was 213% of the amount of nonperforming loans at that date.

During 1995, nonperforming assets continued the steady decline begun in 1991. The primary portion of the decrease in nonperforming assets in 1995 came from the sale of OREO out of the Vermont banking operations. Nonaccrual loans increased $626 thousand or 17.3%, from the year-end 1994 balance. The increase in nonaccrual loans was due primarily to the aggregate borrowing of one large commercial borrower, which was placed on nonaccrual status in 1995. That loan was accounted for under SFAS No. 114 and was being carried at its estimated fair value. Loans reported as troubled debt restructures at December 31, 1994, were classified as performing in 1995. Net loan losses for 1995 were $1.4 million. These losses compare to net loan losses of $2.8 million for the year ended December 31, 1994. As a ratio to average loans, the net loan losses were .27% and .56%, for the same respective periods.

The Company's 5-year experience with loan charge-offs, provisioning for loan losses and maintenance of its loss allowance reveals a steady strengthening of loan quality and continuing application of high credit standards. The coverage ratio was at its highest level at year-end 1999, compared to the past five years, but the allowance as a percentage of total period-end loans was only 1.19%, marking a 5-year low. While management believes that the 1999 year-end allowance was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans and Leases, Net of Unearned Income)

Years-Ended December 31,	1999	1998	1997	1996	1995
Loans and Leases at End of Period	$ 655,820	$546,126	$485,810	$393,511	$517,787
Average Loans and Leases	600,719	514,348	439,103	459,946	513,266
Total Assets at End of Period	1,001,107	939,029	831,599	652,603	789,790

Nonperforming Assets:
Nonaccrual Loans:
Construction and Land Development	$ ---	$ ---	$ ---	$ ---	$ 104
Commercial Real Estate	50	191	119	83	1,299
Commercial Loans	147	671	1,951	1,487	1,979
Residential Real Estate Loans	873	1,049	1,017	457	628
Other Loans	720	359	234	270	234
Total Nonaccrual Loans	1,790	2,270	3,321	2,297	4,244

Loans Past Due 90 or More Days and
Still Accruing Interest	307	657	363	321	111
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,097	2,927	3,684	2,618	4,355
Repossessed Assets	62	38	78	45	25
Other Real Estate Owned	586	627	315	136	2,410
Total Nonperforming Assets	$ 2,745	$3,592	$ 4,077	$ 2,799	$ 6,790

Allowance for Loan Losses:
Balance at Beginning of Period	$ 6,742	$6,191	$ 5,581	$12,106	$12,338
Allowance Acquired (Transferred)	---	---	700	(6,841)	---
Loans Charged-off:
Commercial, Financial
and Agricultural	(75)	(166)	(596)	(185)	(579)
Real Estate - Commercial	(33)	(43)	---	(104)	(369)
Real Estate - Construction	---	---	---	(2)	(101)
Real Estate - Residential	(64)	(133)	(121)	(57)	(160)
Installment Loans to Individuals	(861)	(836)	(881)	(598)	(562)
Total Loans Charged-off	(1,033)	(1,178)	(1,598)	(946)	(1,771)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	326	19	27	84	76
Real Estate - Commercial	18	---	2	48	104
Real Estate - Construction	---	---	---	---	10
Real Estate - Residential	12	23	3	12	8
Installment Loans to Individuals	295	301	173	222	171
Total Recoveries of Loans Previously Charged-off	651	343	205	366	369
Net Loans Charged-off	(382)	(835)	(1,393)	(580)	(1,402)
Provision for Loan Losses
Charged to Expense	1,424	1,386	1,303	896	1,170

Balance at End of Period	$ 7,784	$6,742	$ 6,191	$ 5,581	$12,106

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
of Average Loans	.06%	.16%	.32%	.13%	.27%
Provision for Loan Losses as a Percentage of Average Loans	.24	.27	.30	.19	.23
Allowance for Loan Losses as a Percentage of Period-end Loans	1.19	1.23	1.27	1.42	2.34
Allowance for Loan Losses as a Percentage of Nonperforming Loans	371.20	230.32	168.05	213.18	277.98
Nonperforming Loans as a Percentage of Period-end Loans	.32	.54	.76	.67	.84
Nonperforming Assets as a Percentage of Period-end Total Assets	.27	.38	.49	.43	.86

III. OTHER INCOME

The majority of other (i.e., noninterest) income is derived from fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring sources. Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

				Change
	December 31,			Amount		Percent
	1999	1998	1997	1999	1998	1999	1998
Income from Fiduciary Activities	$ 3,283	$ 3,025	$ 2,672	$ 258	$ 353	8.5%	13.2%
Fees for Other Services	4,799	4,236	3,723	563	513	13.3	13.8
Net Securities (Losses) Gains	(4)	408	74	(412)	334	(101.0)	451.4
Other Operating Income	1,300	911	1,714	389	(803)	42.7	(46.8)
Total Other Income	$ 9,378	$ 8,580	$ 8,183	$ 798	$ 397	9.3	4.9

Total other income increased $798 thousand, or 9.3%, from 1998 to 1999. Without regard to net securities transactions and one-time nonrecurring items, total other income was $9.1 million for 1999 and $8.2 million for 1998, an increase of $927 thousand, or 11.3%.

For 1999, income from fiduciary activities increased $258 thousand, or 8.5%, from 1998. The increase was in large part attributable to an increase in both the number of trust accounts and total assets under administration. The total number of accounts under administration increased by 1.1% to 1,706 from 1998 to 1999. At year-end 1999, trust assets under administration amounted to $698.0 million, an increase of $99.3 million, or 16.6%, from year-end 1998.

Fees for other services include deposit service charges, credit card merchant processing fees, safe deposit box fees and loan servicing fees. These fees amounted to $4.8 million in 1999, an increase of $563 thousand, or 13.3%, from 1998. The increase in 1999 was primarily attributable to increased fee income from processing merchant credit card transactions, increased service charges on deposit accounts and non-customer charges for use of automated teller machines.

Other operating income includes, as a primary component, fees earned on servicing credit card portfolios for correspondent banks. This category of noninterest income also includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues. For 1999, other operating income increased $389 thousand, or 42.7%. The increase was primarily attributable to a nonrecurring event, an award from a federally funded program to encourage lending in designated economically deprived areas. On a recurring basis, other operating income increased $106 thousand, or 11.6%, from 1998 to 1999. The increase was primarily attributable to an increase in fees earned on servicing credit card portfolios for correspondent banks.

During 1999, the Company realized net securities losses of $4 thousand on the sale of $11.0 million from its available-for-sale portfolio. The primary purpose of these sales was to extend the maturity of certain securities set to mature near year-end, to avoid possible decreases in rates related to the year 2000.

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

Fees for other services amounted to $4.2 million in 1998, an increase of $513 thousand, or 13.8%, from 1997. The increase in 1998 was primarily attributable to increased deposit service charges (largely traceable to the deposit accounts acquired in the Fleet transaction which were held for only six months in the 1997 period) and increased fee income from processing merchant credit card transactions.

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

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

				Change
	December 31,			Amount		Percent
	1999	1998	1997	1999	1998	1999	1998
Salaries and Employee Benefits	$15,160	$13,810	$12,726	$1,350	$1,084	9.8%	8.5%
Occupancy Expense of Premises, Net	1,830	1,674	1,561	156	113	9.3	7.2
Furniture and Equipment Expense	2,435	2,190	1,792	245	398	11.2	22.2
Other Operating Expense	7,873	6,832	5,623	1,041	1,209	15.2	21.5
Total Other Expense	$27,298	$24,506	$21,702	$2,792	$2,804	11.4	12.9

Other expense for 1999 amounted to $27.3 million, an increase of $2.8 million, or 11.4%, from 1998. Salary and employee benefits increased $1.4 million, or 9.8%, from 1998 to 1999. Employee benefits increased $436 thousand, or 11.2% during the period. Salaries increased $914 thousand, or 9.2%, from 1998 to 1999. Most of the increase was attributable to staff additions, as well as to normal merit pay increases.

Occupancy expense increased $156 thousand, or 9.3%, from 1998 to 1999. Most of the increase was attributable to maintenance and depreciation expense on capital improvements at the branches acquired from Fleet in 1997.

Furniture and equipment expense increased $245 thousand, or 11.2%, from 1998 to 1999. The primary increase was in depreciation expense, attributable in large part to the acceleration of equipment replacement under the year 2000 preparedness program.

Other operating expense increased $1.0 million, or 15.2%, from 1998 to 1999. Approximately $300 thousand of this increase was a nonrecurring item. On a recurring basis, other operating expense increased $730 thousand, or 10.7%, from 1998 to 1999. The increases were primarily in the areas of loan servicing costs, advertising and supplies.

Other expense for 1998 amounted to $24.5 million, an increase of $2.8 million, or 12.9%, from 1997. The most significant factor in the year-to-year increase was the June 1997 Fleet branch acquisition, which had a full twelve month impact on 1998 but only a six month impact on 1997. The 8.5% increase in salary and benefit expenses from 1997 to 1998 reflected a 4.6% increase in full-time equivalent staff and also included normal salary raises.

Occupancy expense increased by 7.2% from 1997 to 1998. The increase, again, was primarily attributable to the acquisition of the Fleet branches in June 1997.

The increase in furniture and equipment expense of $398 thousand, or 22.2%, from 1997 to 1998 was affected by the branch acquisition and also by the increased depreciation expense resulting from a significant investment in software and hardware for servicing the Company's and correspondent banks' credit card portfolios.

Other operating expense increased $1.2 million, or 21.5%, from 1997 to 1998. This category of expense includes the amortization of goodwill associated with branch acquisitions. The 1997 period included only six months of expense for the branches acquired from Fleet in mid-1997, whereas the 1998 period included a full year. Total goodwill amortization expense for 1998 was $944, an increase of $451 thousand from 1997. The Company also devoted significant resources towards establishing a marketing presence in the Plattsburgh, New York area.

V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)
	Years Ended December 31,
	1999	1998	1997
Provision for Income Taxes	$5,666	$5,744	$5,155
Effective Tax Rate	30.6%	32.7%	31.9%

The provisions for federal and state income taxes amounted to $5.7 million, $5.7 million and $5.2 million for 1999, 1998 and 1997, respectively.

The effective income tax rates for 1999, 1998 and 1997 were 30.6%, 32.7% and 31.9%, respectively. The decrease in the effective tax rate from 1998 to 1999 was primarily attributable to the effects of certain tax planning strategies implemented in prior years including increased holdings of tax exempt securities. The increase in the effective income tax rate from 1997 to 1998 was primarily attributable to the reduction in 1997 tax expenses from a favorable settlement with the New York State Department of Taxation and Finance over a combined reporting issue in the first quarter of 1997. Adjusting for the effects of the 1997 settlement, the effective rate for 1997 was 34.8%. As adjusted, the decrease in the effective rate from 1997 to 1998 was primarily attributable to the implementation of certain tax planning strategies.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired or are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss. At December 31, 1999, the Company held no trading securities.

Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 1999, 1998 and 1997.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	December 31,
	1999	1998	1997
U.S. Treasury and Agency Obligations	$ 38,251	$ 30,134	$ 76,006
State and Municipal Obligations	404	9,240	2,999
Collateralized Mortgage Obligations	69,350	69,257	67,207
Other Mortgage-Backed Securities	107,190	120,104	64,057
Corporate and Other Debt Securities	6,906	34,953	9,145
Mutual Funds and Equity Securities	6,263	4,043	2,423
Total	$228,364	$267,731	$221,837

Other mortgage-backed securities principally consisted of agency mortgage pass-through securities. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMOs") separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities guaranteed by federal agencies and tranches of CMOs with shorter maturities. Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 1999. CMO's and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 8,008	$ 9,350	$18,935	$ 1,958	$ 38,251
State and Municipal Obligations	404	---	---	---	404
Collateralized Mortgage Obligations	6,708	48,438	12,242	1 962	69,350
Other Mortgage-Backed Securities	429	58,875	43,526	4,360	107,190
Corporate and Other Debt Securities	1,004	3,902	---	2,000	6,906
Mutual Funds and Equity Securities	---	---	---	6,263	6,263
Total	$16,553	$120,565	$74,703	$16,543	$228,364

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 1999.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	5.66%	6.20%	6.35%	6.10%	6.16%
State and Municipal Obligations	5.85	---	---	---	5.85
Collateralized Mortgage Obligations	6.70	6.39	6.37	6.54	6.42
Other Mortgage-Backed Securities	6.19	6.64	6.35	6.07	6.50
Corporate and Other Debt Securities	7.48	6.59	---	9.36	7.51
Mutual Funds and Equity Securities	---	---	---	6.34	6.34
Total	6.22	6.51	6.36	6.62	6.44

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 1999. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 1999 and 1998, the weighted average maturity was 4.8 and 2.6 years, respectively, for debt securities in the available-for-sale portfolio.

At December 31, 1999 the net unrealized loss on securities available-for-sale amounted to $7.0 million. The net unrealized gain or loss, net of tax, is reflected in accumulated other comprehensive income/loss. The net unrealized loss at December 31, 1999 represents an $8.1 million increase in net unrealized losses since December 31, 1998 and is primarily attributable to the increase in interest rates during the last half of 1999.

For further information regarding the Company's portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)
	December 31,
	1999	1998	1997
U.S. Treasury and Agency Obligations	$ ---	$ 3,989	$ ---
State and Municipal Obligations	55,467	42,458	24,800
Other Mortgage-Backed Securities	---	16,569	19,282
Total	$55,467	$63,016	$44,082

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity to available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in other comprehensive income. As the Company has no derivative instruments within the meaning of SFAS No. 133, the adoption of this statement did not have a significant effect on the Company's consolidated financial statements.

For information regarding the fair value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 1999.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$7,565	$5,063	$28,115	$14,724	$55,467

The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 1999.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	6.27%	8.22%	7.49%	7.47%	7.38%

The yields for debt securities shown in the tables above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 1999. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 1999, 1998 and 1997, the Company sold no securities from the held-to-maturity portfolio. The weighted-average maturity of the held-to-maturity portfolio was 8.4 years and 6.4 years at December 31, 1999 and 1998, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS AND LEASES

(Dollars In Thousands)
	December 31,
	1999		1998		1997		1996		1995
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 46,818	7	$ 35,961	6	$ 46,124	9	$ 48,372	12	$ 79,993	15
Real Estate - Commercial	66,273	10	58,420	11	50,680	10	36,302	9	71,622	14
Real Estate - Construction	4,505	1	3,406	1	2,072	1	971	1	2,051	1
Real Estate - Residential	252,660	39	238,425	44	208,258	43	168,429	43	238,298	46
Indirect Loans	257,068	39	178,969	33	141,672	29	107,211	27	91,039	18
Other Installment Loans to Individuals	28,496	4	30,945	5	37,004	8	32,226	8	34,784	6
Total Loans and Leases	655,820	100	546,126	100	485,810	100	393,511	100	517,787	100
Allowance for Loan Losses	(7,784)		(6,742)		(6,191)		(5,581)		(12,106)
Total Loans and Leases, Net	$648,036		$539,384		$479,619		$387,930		$505,681

During 1999, as in the past three years, the Company experienced strong growth in the area of indirect automobile loans. Indirect loans are vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. Compared to year-end 1998, these loans increased $78 million, or 43.6%, and became the largest segment of the Company's loan portfolio, contributing 39% of total loans. Residential real estate loans, now the second largest segment at 39% of total loans, increased $14 million, or 6.0%, from the prior year-end. In past years, the Company has sold residential real estate loan originations to the secondary market, but in recent years has retained all residential real estate originations in its own portfolio.

The Company increased its sales efforts in 1999 to increase its commercial and commercial real estate loans outstanding. At December 31, 1999 these loans had increased $18.7 million, or 19.8%, over year-end 1998 levels.

During 1998, the Company experienced a significant increase in originations for residential real estate loans. The majority of the residential loan originations represented new-money mortgages, rather than the refinancing of existing loans. The Company closed nearly 700 residential loans during the year, amounting to $59.0 million of loan originations. Unlike 1998, the increase in residential real estate loans in 1997 was primarily attributable to the acquisition of such loans incident to the purchase of the branches from Fleet Bank.

In 1998, the Company also continued to expand its indirect automobile lending program, which was the primary factor in the $31.2 million increase in installment loans to individuals from 1997 to 1998. The Company also experienced an increase in consumer installment loans in 1997 with most of the increase attributable to the Fleet Branch acquisition and the remainder principally due to steady growth of the indirect loan program. Although the yields on the consumer portfolios (other than credit card loans) typically are lower than on the commercial portfolios, the Company has historically experienced fewer loan losses in consumer loans than commercial loans, in proportion to outstanding average loan balances.

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

During 1996, the Company transferred substantially all of the loans in its Vermont banking operation in two branch sale transactions, the sale of eight branches to Mascoma Savings Bank in January 1996 and the sale of the Company's remaining six Vermont branches to ALBANK in September 1996. The Vermont loan portfolio had a higher percentage of commercial loans than the loan portfolios of the Company's New York banks. Consequently, the divestiture of the Vermont banking operations was largely responsible for the shift in the mix of the loan portfolio from commercial to consumer loans between year-end 1995 and year-end 1996. This shift was augmented by the Company's concentration in New York upon residential real estate loans and installment loans to individuals (primarily automobile loans).

The following table indicates the changing mix in the Company's loan portfolio by presenting the quarterly average balances for the Company's significant loan products for the past five quarters. The ensuing tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Commercial and Commercial Real Estate	$113,402	$111,655	$111,868	$105,353	$ 99,718
Residential Real Estate	203,302	201,551	195,395	189,293	181,211
Home Equity	29,743	29,853	30,355	31,787	32,782
Indirect Consumer Loans	248,584	224,349	202,540	183,792	172,921
Direct Consumer Loans	40,137	39,416	40,649	42,886	46,033
Credit Card Loans	6,363	6,381	6,499	6,691	6,841
Total Loans	$641,531	$613,205	$587,306	$559,802	$539,506

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Commercial and Commercial Real Estate	17.7%	18.2%	19.0%	18.8%	18.5%
Residential Real Estate	31.7	32.9	33.3	33.8	33.6
Home Equity	4.6	4.9	5.2	5.7	6.1
Indirect Consumer Loans	38.7	36.6	34.5	32.8	32.0
Direct Consumer Loans	6.3	6.4	6.9	7.7	8.5
Credit Card Loans	1.0	1.0	1.1	1.2	1.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Commercial and Commercial Real Estate	8.90%	8.87%	8.76%	8.94%	9.22%
Residential Real Estate	7.40	7.41	7.55	7.70	7.77
Home Equity	8.65	8.78	8.45	8.45	8.78
Indirect Consumer Loans	7.68	7.71	7.77	7.88	8.11
Direct Consumer Loans	9.03	9.02	9.02	9.03	8.72
Credit Card Loans	13.70	14.51	15.05	15.70	15.02
Total Loans	8.00	8.03	8.09	8.23	8.38

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board took the second half of 1999 to increase the discount rate and the targeted federal funds rate. Due to the lagged effect interest rate changes have on the Company's loan portfolio, however, these increases had only a limited impact on the average yield of the Company's portfolio by year-end 1999. The trend of declining interest rates slowed down in the third and fourth quarters of 1999, but did not increase significantly on a portfolio-wide basis. Management expects that overall, the yield on the loan portfolio will begin to increase in the first quarter of 2000 as variable rate instruments reprice and new loans are added at current market rates.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 1999. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within 1 Year" maturity category.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$15,830	$12,381	$18,607	$46,818
Real Estate - Construction	---	---	4,505	4,505
Total	$15,830	$12,381	$23,112	$51,323

Fixed Interest Rates	$ 3,246	$ 9,501	$13,226	$25,973
Variable Interest Rates	12,584	2,880	9,886	25,350
Total	$15,830	$12,381	$23,112	$51,323

COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because they were not yet funded. As of December 31, 1999, the total contingent liability for standby letters of credit amounted to $1.2 million. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, credit card lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 1999, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $101.7 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. When nonaccrual loans reach 120 days delinquent, they are charged-off against the allowance for loan losses in an amount equal to unpaid principal less the fair value of collateral plus estimated costs to sell. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 1999.

Loans and leases past due 90 days or more and still accruing interest, as identified in the following table, are those loans and leases which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

SFAS No. 114 requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all restructured loans. Reserves for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

The Company's nonperforming loans were as follows:

SCHEDULE OF NONPERFORMING LOANS

(Dollars In Thousands)

	December 31,
Nonaccrual Loans:	1999	1998	1997	1996	1995
Construction and Land Development	$ ---	$ ---	$ ---	$ ---	$ 104
Commercial Real Estate	50	191	119	83	1,299
Commercial Loans	147	671	1,951	1,487	1,979
Residential Real Estate Loans	873	1,049	1,017	457	628
Other	720	359	234	270	234
Total Nonaccrual Loans	1,790	2,270	3,321	2,297	4,244
Loans Past Due 90 Days or More
and Still Accruing Interest	307	657	363	321	111
Restructured Loans in Compliance
with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	$2,097	$2,927	$3,684	$2,618	$4,355

Total Nonperforming Loans
as a Percentage of Period-End Loans	.32%	.54%	.76%	.67%	.84%

There were no loans at December 31, 1999 accounted for under SFAS No. 114. At December 31, 1998, one commercial loan was accounted for as an impaired loan under SFAS No. 114 with a recorded investment of $671 thousand with an allowance for loan losses of $201 thousand for a carrying amount of $470 thousand. This loan was included in nonaccrual loans in the schedule of nonperforming loans above. The reserves for loan losses accounted for under SFAS No. 114 are a component of the allowance for loan losses discussed earlier in this report under Item 7.B.II., "Provision for Loan Losses and Allowance for Loan Losses."

At December 31, 1999, nonaccrual loans amounted to $1.8 million, a decrease of $480 thousand from December 31, 1998. The decrease was primarily attributable to one large commercial loan which was originally placed on nonaccrual status during 1997 and the final portion of which was repaid in 1999. Loans past due 90 or more days and still accruing interest amounted to $307 thousand at December 31, 1999, a decrease of $350 thousand from December 31, 1998. Total nonperforming loans, at year-end 1999, represented .32% of period-end loans, a decrease from .54% at year-end 1998.

During 1999 income recognized on year-end balances of nonaccrual loans was $120 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $171 thousand.

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

At December 31, 1996, nonaccrual loans amounted to $2.3 million, a decrease of $1.9 million from the year-end 1995 total. During 1996, nearly all of the nonaccrual loans in the Vermont portfolio were transferred in connection with the sale of the Vermont operations that year. Nonaccrual loans in the Company's New York subsidiary banks at December 31, 1996 were virtually unchanged from the level at the prior year-end. Over one-half of the nonaccrual balance at December 31, 1996 was attributable to one borrower whose loan was restructured in 1996. Payments on that loan were current in accordance with the restructured terms as of December 31, 1996 and all payments in 1996 were used to reduce the carrying amount of the loan.

During 1996 income recognized on year-end balances of nonaccrual loans was $48 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $232 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to past due commercial loans. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due. Because of its aggressive approach toward placing commercial loans on nonaccrual status, the Company has not separately identified any potential problem loans in this report not included in the classifications discussed above. The overall level of classified and problem loans is for the most part dependent on economic conditions in northeastern New York State. In general, the economy in the Company's geographic market area has been strong in recent periods. In the "Capital District" in and around Albany, unemployment is significantly below the national average, and north of the Capital District, the total number of jobs has held steady over recent periods with nominal growth in the job rate. However, unemployment remains above the national average in the Glens Falls and Plattsburgh areas.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section II.a. of this report. For a further discussion, see Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of real property acquired in foreclosure. OREO is carried at the lower of fair value less estimated cost to sell or cost. The Company's subsidiary banks have established allowances for OREO losses. The allowances are established and monitored on a property by property basis and reflect management's ongoing estimate of the difference between the property's estimated fair value less costs to sell and cost, when the estimated fair value less costs to sell is less than cost. For all periods, all OREO was held for sale.

DISTRIBUTION OF OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)
	December 31,
	1999	1998	1997	1996	1995
Single Family 1 - 4 Units	$ 586	$ 540	$ 227	$ ---	$ 82
Commercial Real Estate	---	86	86	86	2,328
Construction & Land Development	---	1	2	50	---
Other Real Estate Owned, Net	$ 586	$ 627	$ 315	$ 136	$2,410

The following table summarizes changes in the net carrying amount of other real estate owned at December 31 for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	1999	1998	1997	1996	1995
Balance at Beginning of Year	$ 627	$ 315	$ 136	$2,410	$ 3,396
Properties Acquired Through Foreclosure	592	679	307	302	642
Adjustment for Change in Fair Value	(24)	---	---	(85)	(161)
Sale	(609)	(367)	(128)	(2,491)	(1,467)
Balance at End of Year	$ 586	$ 627	$ 315	$ 136	$ 2,410

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)
	1999	1998	1997	1996	1995
Balance at Beginning of Year	$ 59	$ 65	$108	$ 370	$ 369
Additions	24	---	---	85	161
Charge-Offs	(59)	(6)	(43)	(347)	(160)
Balance at End of Year	$ 24	$ 59	$ 65	$ 108	$ 370

During 1999, the Company acquired eleven properties totaling $592 thousand through foreclosure. Also during the year, the Company sold ten properties with a carrying amount of $609 thousand for a net loss of $56 thousand.

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

In addition to conclusions regarding the adequacy of the allowance, the provision for loan losses is influenced by the level of nonperforming loans, by the level of loans actually charged-off against the allowance during the year and the change in the mix of loan categories within the loan portfolio.

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

On a quarterly basis, management risk-classifies delinquent or problem loans (except for consumer installment loans) as special mention, substandard, doubtful or loss. Reserves are assigned to all loans by either a specific allocation, a risk-classified loss percentage or by a percentage applied to individual categories of loans. Since management regards the allowance as a general balance and has assigned an unallocated value to the schedule, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the principal categories.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	1999	1998	1997	1996	1995
Commercial, Financial and Agricultural	$1,696	$1,219	$1,972	$1,946	$ 2,913
Real Estate-Commercial	276	505	219	353	1,755
Real Estate-Construction	---	---	17	49	305
Real Estate-Residential Mortgage	1,295	1,529	902	890	1,616
Installment Loans to Individuals	3,823	3,308	2,882	1,959	2,365
Unallocated	694	181	199	384	3,152
Total	$7,784	$6,742	$6,191	$5,581	$12,106

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	1999	1998	1997	1996	1995
Commercial, Financial and Agricultural	7%	6%	9%	12%	15%
Real Estate-Commercial	10	11	10	9	14
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	39	44	43	43	46
Installment Loans to Individuals	43	38	37	35	24
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	1999		1998		1997
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$106,259	--%	$ 96,149	--%	$ 78,704	--%
Interest-Bearing Demand Deposits	190,185	2.66	171,209	2.88	144,204	3.10
Regular and Money Market Savings	165,299	2.21	161,873	2.63	146,529	2.85
Time Deposits of $100,000 or More	128,688	4.98	112,226	5.41	87,956	5.38
Other Time Deposits	195,335	5.03	195,283	5.49	171,820	5.46
Total Deposits	$785,766	3.18	$736,740	3.53	$629,213	3.62

Average deposit balances increased $49 million, or 6.7%, from 1998 to 1999. Nearly all the growth was attributable to the Company's existing network of branches. During 1999, the Company opened a branch in Queensbury, New York.

From 1997 to 1998, average deposit balances increased $107.5 million, or 17.1%. The principal cause of the increase was the acquisition of the Fleet branches on June 27, 1997, by which the Company assumed $140 million of deposit balances (demand - $17.3 million, interest-bearing demand deposits - $23.6 million, regular and money market savings - $42.7 million, and other time deposits - $56.2 million). These balances had a six month impact on average deposits for 1997. The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances

(Dollars In Thousands)
	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Demand Deposits	$110,530	$113,718	$102,758	$ 97,809	$ 98,254
Interest-Bearing Demand Deposits	200,200	187,703	184,936	187,791	182,290
Regular and Money Market Savings	164,204	170,205	164,682	162,029	160,347
Time Deposits of $100,000 or More	132,599	120,835	138,948	122,342	116,394
Other Time Deposits	197,132	193,532	194,036	196,656	196,642
Total Deposits	$804,665	$785,993	$785,360	$766,627	$753,927

The Company typically experiences seasonally high balances in the first and last quarters of the year due to the cyclicality of municipal deposits. During 1999, the Company experienced growth in noninterest bearing and interest bearing demand deposit accounts, both in total dollars and as a percent of total deposits as indicated in the table below:

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Demand Deposits	13.7%	14.5%	13.1%	12.8%	13.0%
Interest-Bearing Demand Deposits	24.9	23.9	23.5	24.5	24.2
Regular and Money Market Savings	20.4	21.6	21.0	21.1	21.3
Time Deposits of $100,000 or More	16.5	15.4	17.7	16.0	15.4
Other Time Deposits	24.5	24.6	24.7	25.6	26.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Cost of Deposits

	Quarter Ending
	Dec 1999	Sep 1999	Jun 1999	Mar 1999	Dec 1998
Interest-Bearing Demand Deposits	2.76%	2.63%	2.62%	2.62%	2.79%
Regular and Money Market Savings	2.21	2.21	2.21	2.23	2.35
Time Deposits of $100,000 or More	5.23	4.91	4.83	4.96	5.26
Other Time Deposits	4.97	4.92	5.04	5.21	5.36
Total Deposits (Including Non-Interest-Bearing)	3.21	3.07	3.18	3.24	3.38

In general, rates paid by the Company on its various types of deposit accounts are influenced by the rates being offered or paid by its competitors, which themselves are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board. There typically is a time lag between the Federal Reserve's actions undertaken to influence rates and the actual repricing of deposit liabilities by the Company. Thus, the three increases in the federal funds target rate initiated by the Federal Reserve in June, August and November of 1999, while reflected to some degree in the last two quarters of the Company's cost of deposits analysis above, may not have its full effect on deposit rates until subsequent periods. Moreover, the Federal Reserve has continued to take a cautionary approach in early 2000 toward possible inflationary pressures in the economy, signaling that additional rate increases are likely. For the above reasons, management believes that the cost of deposits will likely increase in forthcoming periods.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 1999 are presented below. (In Thousands)

Maturing in:
Under Three Months	$ 87,242
Three to Six Months	18,454
Six to Twelve Months	16,249
2001	3,252
2002	425
2003	446
2004 and Beyond	351
Total	$126,419

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $44,358 at December 31, 1999. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York. The Company also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding.

The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements. Understanding that excess liquidity will have a negative impact on earnings, the Company establishes a target range for its liquidity ratios. At December 31, 1999, the Company was operating within those thresholds.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $72.3 million at December 31, 1999, a decrease of $4.9 million, or 6.3%, from the prior year-end.

The decrease in shareholders' equity during 1999 primarily reflected $7.3 million of retained earnings offset by $6.9 million of periodic repurchases of the Company's common stock and by $4.8 million in unrealized securities holding losses in the available-for-sale portfolio. In December 1999, the Company, through a newly-formed subsidiary business trust, privately placed $5 million in capital securities with several institutional investors. The securities have certain features that make them an alternative funding vehicle and the proceeds qualify as regulatory capital under the capital adequacy guidelines discussed below.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. The Company's principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are the so-called risk-based capital measures. Under these measures, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity and capital securities issued by the Company's subsidiary business trust less intangible assets. Total capital includes Tier 1 capital plus other qualifying regulatory capital, including a portion of the Company's allowance for loan losses.

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

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 1999:

Risk-Based Capital Ratios:	Arrow	GFNB	SNB
Tier 1	10.8%	10.9%	8.8%
Total Capital	12.1	12.1	13.2
Tier 1 Leverage Ratio	7.0	6.7	7.5

At December 31, 1999, both subsidiary banks and the Company exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the disclosure under "Legislative Developments" in Part I, Item 1.F. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1999, the maximum amount that could have been paid by the bank subsidiaries to the Company was approximately $16.2 million.

See Part II, Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS

The Company reported earnings of $3.3 million for the fourth quarter of 1999, an increase of $95 thousand, or 3.0%, from the fourth quarter of 1998. Diluted earnings per common share for the respective quarters was $.43 and $.40, respectively. The increase in earnings was primarily attributable to a $620 thousand increase in tax-equivalent net interest income. This increase, in turn, was principally due to an $83.7 million increase in average earning assets from the fourth quarter of 1998 to the fourth quarter of 1999. Other income increased $284 thousand, or 12.5%, between the respective periods. Other expense increased $863 thousand, or 13.6%, from the fourth quarter of 1998 to the fourth quarter of 1999.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)
	For the Quarter Ended December 31,
	1999	1998
Interest and Dividend Income	$17,484	$16,207
Interest Expense	7,897	7,184
Net Interest Income	9,587	9,023
Provision for Loan Losses	332	360
Net Interest Income after Provision for Loan Losses	9,255	8,663
Other Income	2,552	2,268
Other Expense	7,194	6,331
Income Before Provision for Income Taxes	4,613	4,600
Provision for Income Taxes	1,352	1,434
Net Income	$ 3,261	$ 3,166

SHARE AND PER SHARE DATA:[1]
Weighted Average Number of Shares and Equivalents Outstanding:
Basic	7,489	7,802
Diluted	7,579	7,910

Basic Earnings Per Common Share	$ .44	$ .41
Diluted Earnings Per Common Share	.43	.40
Diluted Earnings Per Common Share, Based on Core Earnings[2]	.44	.38
Diluted Earnings Per Common Share, Based on Cash Earnings[3]	.46	.40

Cash Dividends Per Common Share	.19	.18

AVERAGE BALANCES:
Assets	$1,005,169	$912,300
Earning Assets	941,903	858,194
Loans	641,530	539,505
Deposits	804,665	753,928
Shareholders' Equity	73,811	77,404

SELECTED RATIOS (Annualized):
Return on Average Assets	1.29%	1.38%
Return on Average Assets, Based on Core Earnings[2]	1.31%	1.31%
Return on Average Equity	17.53%	16.23%
Return on Average Equity, Based on Core Earnings[2]	17.85%	15.51%
Net Interest Margin[4]	4.18%	4.31%

Net Charge-offs to Average Loans	.13%	.20%
Provision to Average Loans	.21%	.27%

1 Per share amounts have been adjusted for the 1999 5-for-4 stock split.

2 Core Net Income excludes net gains/losses on securities transactions and one time material nonrecurring items of income and expense items.

3 Cash Earnings Per Share adds back to core net income the amortization of goodwill, net of tax, associated with branch purchases.

4 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

G. YEAR 2000 DISCLOSURE

Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers. However, while no such occurrence has developed, Y2K issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remedy any issues that arise. Although the Company expects that its business will not be materially impacted, such future events cannot be known with certainty.

The Company originally projected Y2K expenditures of between $250 thousand and $500 thousand. Y2K expenditures through December 31, 1999, were approximately $370 thousand. The Company's Y2K costs did not include internal personnel costs, which were not significantly greater as a result of the Year 2000 readiness activities, or external consulting or advisory fees, which were minimal. The Company's expenditures were predominantly for upgrading or replacement of hardware and software systems, with hardware accounting for approximately 85% of such expenditures and 15% for software. The Company funded its Year 2000 related expenditures out of general operating resources.

Forward-Looking Statement Warnings

The above Year 2000 Disclosure contains a forward-looking statement that, in the last sentence of the first paragraph, is based on the Company's and management's assumptions, expectations, estimates and projections. This statement may prove to be inaccurate or incomplete, and is dependant on unknown developments and facts. It should be read in light of the various risks and uncertainties cited in the lead-in paragraph in this Report.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. A parallel and pro rata shift in rates over a 12 month period is assumed. Applying the simulation model analysis as of December 31, 1999, a 200 basis point increase in interest rates demonstrated a 5.6% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 5.3% increase in net interest income. These amounts were within the Company's ALCO policy limits.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. As noted elsewhere in this Report, the Federal Reserve Board took certain actions in the second half of 1999 to increase the prevailing interest rates, after a prolonged period of flat or declining interest rates. Management believes it likely that rates will continue to rise in forthcoming periods, but is not able to predict with any certainty that a sustained period of rising interest rates will have an effect on the Company's financial results in forthcoming periods similar to the results generated by the sensitivity analysis discussed in the preceding paragraph.

The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, management cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 8: Financial Statements and Supplementary Data

The following audited financial statements and supplementary data are submitted herewith:

Report of Management

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Supplementary Data: (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 1999 and 1998

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

Chief Executive Officer Treasurer and

Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW FINANCIAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Albany, New York

January 21, 2000

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	1999	1998
ASSETS
Cash and Due from Banks	$ 28,073	$ 24,246
Federal Funds Sold	---	6,500
Cash and Cash Equivalents	28,073	30,746

Securities Available-for-Sale	228,364	267,731
Securities Held-to-Maturity (Approximate Fair
Value of $54,462 in 1999 and $65,055 in 1998)	55,467	63,016

Loans	655,820	546,126
Allowance for Loan Losses	(7,784)	(6,742)
Net Loans	648,036	539,384

Premises and Equipment, Net	11,773	11,103
Other Real Estate and Repossessed Assets, Net	648	665
Other Assets	28,746	26,384
Total Assets	$1,001,107	$939,029

LIABILITIES
Deposits:
Demand	$ 105,817	$101,860
Regular Savings, N.O.W. & Money Market Deposit Accounts	365,163	355,002
Time Deposits of $100,000 or More	126,419	123,039
Other Time Deposits	197,798	195,696
Total Deposits	795,197	775,597
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	25,688	22,275
Other Short-Term Borrowings	5,333	1,757
Federal Home Loan Bank Advances	85,000	45,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	---
Other Liabilities	12,602	17,254
Total Liabilities	928,820	861,883

Commitments and Contingent Liabilities (Notes 21 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares
Authorized (9,495,596 Shares Issued in 1999
and 7,596,477 Shares Issued in 1998)	9,496	7,596
Surplus	85,480	87,262
Undivided Profits	14,052	6,721
Accumulated Other Comprehensive (Loss) Income	(4,270)	579
Unallocated ESOP Shares (102,021 Shares in 1999
and 56,795 Shares in 1998)	(2,173)	(1,555)
Treasury Stock, at Cost (1,961,576 Shares in
1999 and 1,311,518 Shares in 1998)	(30,298)	(23,457)
Total Shareholders' Equity	72,287	77,146
Total Liabilities and Shareholders' Equity	$1,001,107	$939,029

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	1999	1998	1997
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases	$48,317	$44,201	$38,917
Interest on Federal Funds Sold	522	609	1,035
Interest and Dividends on Securities Available-for-Sale	15,557	15,019	12,263
Interest on Securities Held-to-Maturity	2,739	3,204	2,646
Total Interest and Dividend Income	67,135	63,033	54,861

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	6,413	6,075	4,734
Other Deposits	18,550	19,899	18,035
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	1,574	1,181	827
Other Short-Term Borrowings	155	138	291
Federal Home Loan Bank Advances	2,557	849	---
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	17	---	---
Total Interest Expense	29,266	28,142	23,887
NET INTEREST INCOME	37,869	34,891	30,974
Provision for Loan Losses	1,424	1,386	1,303
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	36,445	33,505	29,671

OTHER INCOME
Income from Fiduciary Activities	3,283	3,025	2,672
Fees for Other Services to Customers	4,799	4,236	3,723
Net (Losses) Gains on Securities Transactions	(4)	408	74
Other Operating Income	1,300	911	1,714
Total Other Income	9,378	8,580	8,183

OTHER EXPENSE
Salaries and Employee Benefits	15,160	13,810	12,726
Occupancy Expense of Premises, Net	1,830	1,674	1,561
Furniture and Equipment Expense	2,435	2,190	1,792
Other Operating Expense	7,873	6,832	5,623
Total Other Expense	27,298	24,506	21,702

INCOME BEFORE PROVISION FOR INCOME TAXES	18,525	17,579	16,152
Provision for Income Taxes	5,666	5,744	5,155
NET INCOME	$12,859	$11,835	$10,997

Average Shares Outstanding:
Basic	7,639	7,878	8,038
Diluted	7,741	7,999	8,147

Earnings Per Common Share:
Basic	$ 1.68	$ 1.50	$ 1.37
Diluted	1.66	1.48	1.35

See Notes to Consolidated Financial Statements.

All share and per share amounts have been adjusted for the 1999 five-for-four stock split and the 1998 ten percent stock dividend.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total

Balance at December 31, 1996	6,577,036	$6,577	$54,569	$26,992	$ ---	$ 208	$(14,050)	$74,296
Comprehensive Income, Net of Tax:
Net Income	---	---	---	10,997	---	---	---	10,997
Net Unrealized Securities Holding
Gains Arising During the Period,
Net of Tax (Pre-tax $1,014)	---	---	---	---	---	600	---	600
Reclassification Adjustment for Net
Securities Gains Included in Net
Income, Net of Tax (Pre-tax $74)	---	---	---	---	---	(44)	---	(44)
Other Comprehensive Income								556
Comprehensive Income								11,553

5% Stock Dividend	328,852	329	10,564	(10,893)	---	---	---	---
Cash Dividends Declared,
$.57 per Share	---	---	---	(4,565)	---	---	---	(4,565)
Stock Options Exercised
(70,176 Shares)	---	---	111	---	---	---	448	559
Tax Benefit for Disposition of
Stock Options	---	---	33	---	---	---	---	33
Purchase of Treasury Stock
(461,078 Shares)	---	---	---	---	---	---	(8,005)	(8,005)
Balance at December 31, 1997	6,905,888	$6,906	$65,277	$22,531	$ ---	$ 764	$(21,607)	$73,871

Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,835	---	---	---	11,835
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $74)	---	---	---	---	---	(44)	---	(44)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $169)	---	---	---	---	---	100	---	100
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $408)	---	---	---	---	---	(241)	---	(241)
Other Comprehensive Loss								(185)
Comprehensive Income								11,650

10% Stock Dividend	690,589	690	21,840	(22,530)	---	---	---	---
Cash Dividends Declared,
$.65 per Share	---	---	---	(5,115)	---	---	---	(5,115)
Stock Options Exercised
(22,636 Shares)	---	---	101	---	---	---	102	203
Tax Benefit for Disposition of
Stock Options	---	---	51	---	---	---	---	51
Purchase of Treasury Stock
(88,125 Shares)	---	---	---	---	---	---	(1,952)	(1,952)
Acquisition of Common Stock By ESOP (77,500 Shares)	---	---	---	---	(1,728)	---	---	(1,728)
Allocation of ESOP Stock
(7,881 Shares)	---	---	(7)	---	173	---	---	166
Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$(1,555)	$ 579	$(23,457)	$77,146

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	(Loss)	Treasury
Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$(1,555)	$ 579	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	12,859	---	---	---	12,859
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $28)	---	---	---	---	---	(17)	---	(17)
Net Unrealized Gain on Securities Transferred from Held-to- Maturity to Available-for-Sale Upon Adoption of SFAS No. 133 (Pre-tax $177)	---	---	---	---	---	105	---	105
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $4)	---	---	---	---	---	2	---	2
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $8,232)	---	---	---	---	---	(4,939)	---	(4,939)
Other Comprehensive Loss								(4,849)
Comprehensive Income								8,010

5 for 4 Stock Split	1,899,119	1,900	(1,900)	---	---	---	---	---
Cash Dividends Declared,
$.73 per Share	---	---	---	(5,528)	---	---	---	(5,528)
Stock Options Exercised
(15,695 Shares)	---	---	35	---	---	---	82	117
Tax Benefit for Disposition of
Stock Options	---	---	83	---	---	---	---	83
Purchase of Treasury Stock
(337,874 Shares)	---	---	---	---	---	---	(6,923)	(6,923)
Acquisition of Common Stock By ESOP (41,370 Shares)			---		(853)	---	---	(853)
Allocation of ESOP Stock
(10,343 Shares)	---	---	---	---	235	---	---	235
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(2,173)	$(4,270)	$(30,298)	$72,287

See Notes to Consolidated Financial Statements.

All share and per share amounts have been adjusted for the 1999 five-for-four stock split and the 1998 ten percent stock dividend.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
	Years Ended December 31,
Operating Activities:	1999	1998	1997
Net Income	$ 12,859	$ 11,835	$ 10,997
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,424	1,386	1,303
Provision for Other Real Estate Owned Losses	24	---	---
Depreciation and Amortization	1,995	1,412	1,430
Compensation Expense for Allocated ESOP Shares	235	166	---
Gains on the Sale of Securities Available-for-Sale	(47)	(416)	(137)
Losses on the Sale of Securities Available-for-Sale	51	8	63
Proceeds from the Sale of Loans Held-for-Sale	2,454	3,598	2,158
Net Losses (Gains) on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	87	(66)	(144)
Deferred Income Tax Expense	277	316	410
Decrease (Increase) in Interest Receivable	171	218	(772)
Increase (Decrease) in Interest Payable	221	296	539
Decrease (Increase) in Other Assets	(781)	60	(1,501)
Increase (Decrease) in Other Liabilities	(4,873)	4,900	(2,334)
Net Cash Provided By Operating Activities	14,097	23,713	12,012

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,957	41,391	37,029
Proceeds from the Maturities and Calls of Securities Available-for-Sale	128,981	156,560	29,208
Purchases of Securities Available-for-Sale	(89,522)	(242,999)	(115,386)
Proceeds from the Maturities of Securities Held-to-Maturity	2,049	6,017	2,752
Purchases of Securities Held-to-Maturity	(13,453)	(24,989)	(15,989)
Loans Purchased in Branch Transactions	---	---	(44,190)
Net Increase in Loans and Leases	(113,108)	(65,408)	(51,249)
Premises and Equipment Purchased in Branch Transactions	---	---	(1,338)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	763	487	303
Purchase of Premises and Equipment	(1,922)	(1,353)	(893)
Net Cash Used In Investing Activities	(75,255)	(130,294)	(159,753)

Financing Activities:
Deposits Assumed in Branch Transactions, Net of Premium	---	---	127,708
Net Increase in Deposits	19,600	54,682	39,374
Net Increase in Short-Term Borrowings	6,989	(723)	2,049
Proceeds from Other Borrowings	45,000	45,000	---
Repayments of Other Borrowings	(5,000)	---	---
Proceeds from Capital Securities	5,000	---	---
Purchase of Treasury Stock	(6,923)	(1,952)	(7,479)
Exercise of Stock Options	117	203	33
Tax Benefit for Disposition of Stock Options	83	51	33
Acquisition of Common Stock by ESOP	(853)	(1,728)	---
Cash Dividends Paid	(5,528)	(5,115)	(4,565)
Net Cash Provided By Financing Activities	58,485	90,418	157,153
Net (Decrease) Increase in Cash and Cash Equivalents	(2,673)	(16,163)	9,412
Cash and Cash Equivalents at Beginning of Year	30,746	46,909	37,497
Cash and Cash Equivalents at End of Year	$ 28,073	$ 30,746	$ 46,909

Supplemental Cash Flow Information:
Interest Paid	$29,045	$27,846	$23,352
Income Taxes Paid	10,560	152	6,571
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	592	679	307
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of SFAS No. 133, at Amortized Cost (Fair Value of $20,736)	20,559	---	---

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands)

Arrow Financial Corporation (the "Company") is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956. The accounting and reporting policies of Arrow Financial Corporation and its subsidiaries conform to generally accepted accounting principles and general practices within the industry in all material respects.

Principles of Consolidation - The financial statements of the Company and its wholly owned subsidiaries are consolidated and all material intercompany transactions have been eliminated. In the "Parent Company Only" financial statements in Note 24, the investment in wholly owned subsidiaries is carried under the equity method of accounting. When necessary, prior years' consolidated financial statements have been reclassified to conform with the current financial statement presentations.

Cash and Cash Equivalents - Cash and cash equivalents in the Consolidated Statements of Cash Flows include the following items: cash at branches, due from bank balances, cash items in the process of collection and federal funds sold.

Securities - Securities reported as held-to-maturity are those debt securities which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost. Securities available-for-sale are reported at fair value, with unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income or loss. Realized gains and losses are based upon the amortized cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest rate method.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified held-to-maturity as available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in other comprehensive income.

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

The Company accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114. Allowances for loan losses for the remaining loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value for the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan-by-loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - The Company accounts for mortgage servicing rights under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which superceded SFAS No. 122. At December 31, 1999 and 1998, the carrying amount of the Company's mortgage servicing rights measured under SFAS No. 125 amounted to $22 and $34 for each respective period. At December 31, 1999 and 1998, the magnitude of the servicing rights was not considered so substantial as to require stratification for purposes of evaluation for impairment. There was no valuation reserve for mortgage servicing rights at December 31, 1999 and 1998, as fair value approximated carrying value. The amount of loans serviced for others was $9,882 and $11,862 at December 31, 1999 and 1998, respectively.

Other Real Estate Owned and Repossessed Assets - Real estate acquired by foreclosure and assets acquired by repossession are recorded at the lower of fair value less estimated costs to sell or cost. Subsequent declines in fair value, after transfer to other real estate owned and repossessed assets, are recognized through a valuation allowance. Such declines in fair value along with related operating expenses to administer such properties are charged directly to operating expense.

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

Assets subject to capital leases are capitalized and depreciated over the life of the lease with appropriate charges to operating expense for implicit interest amounts.

Income Taxes - The Company accounts for income taxes under the asset and liability method under SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities for a change in tax rates is recognized in income in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Intangible Assets - Intangible assets related to the acquisition of branches, and the related amortization, are included in other assets and other noninterest expense, respectively. Intangible assets, which are being amortized, on a straight-line basis over 15 years, amounted to $11,281 and $12,206 at December 31, 1999 and 1998, respectively. The related amortization expense totaled $925, $925 and $493 in 1999, 1998 and 1997, respectively.

Earnings Per Share - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted average number of common shares outstanding for either the basic or diluted EPS calculation. All EPS data has been restated for the effects of stock splits and dividends.

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The value of trust department customer relationships is not considered a financial instrument, and therefore this value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include credit card servicing operations, deferred taxes, premises and equipment, the value of low-cost long-term core deposits and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amount of certain short-term assets and liabilities, namely: cash and due from banks, federal funds sold, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable, is a reasonable estimate of fair value. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 23.

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

Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company chose to adopt SFAS No. 133 in the first quarter of 1999 to take advantage of a provision in SFAS No. 133 allowing the transfer of securities from held-to-maturity to available-for-sale. As of December 31, 1999, and during 1999, the Company had no derivative instruments within the meaning of SFAS No. 133, and therefore the adoption of this Statement did not have a significant effect on the Company's consolidated financial statements.

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

NOTE 2: CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The total amount of the required reserve at December 31, 1999 and 1998 was approximately $9,484 and $7,930, respectively.

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

A summary of the amortized costs and the approximate fair values of securities at December 31, 1999 and 1998 is presented below:

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 1999
U.S. Treasury and Agency Obligations	$ 39,428	$ 38,251	$ 5	$1,182
State and Municipal Obligations	405	404	---	1
Collateralized Mortgage Obligations	70,589	69,350	27	1,266
Other Mortgage-Backed Securities	111,751	107,190	11	4,572
Corporate and Other Debt Securities	6,996	6,906	14	104
Mutual Funds and Equity Securities	6,197	6,263	66	---
Total Securities Available-for-Sale	$235,366	$228,364	$ 123	$7,125

December 31, 1998
U.S. Treasury and Agency Obligations	$ 29,567	$ 30,134	$ 567	$ ---
State and Municipal Obligations	9,235	9,240	5	---
Collateralized Mortgage Obligations	68,954	69,257	410	107
Other Mortgage-Backed Securities	120,107	120,104	428	431
Corporate and Other Debt Securities	34,899	34,953	118	64
Mutual Funds and Equity Securities	3,916	4,043	127	---
Total Securities Available-for-Sale	$266,678	$267,731	$1,655	$ 602

Securities Held-to-Maturity:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 1999
State and Municipal Obligations	$55,467	$54,462	$ 392	$1,397
Total Securities Held-to-Maturity	$55,467	$54,462	$ 392	$1,397

December 31, 1998
U.S. Treasury and Agency Obligations	$ 3,989	$ 4,050	$ 61	$ ---
State and Municipal Obligations	42,458	44,320	1,872	10
Other Mortgage-Backed Securities	16,569	16,685	165	49
Total Securities Held-to-Maturity	$63,016	$65,055	$2,098	$ 59

NOTE 3: SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 1999 is presented below. Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives. Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 8,015	$ 8,008	$ ---	$ ---
State and Municipal Obligations	405	404	7,565	7,567
Collateralized Mortgage Obligations	6,717	6,708	---	---
Other Mortgage-Backed Securities	431	429	---	---
Corporate and Other Debt Securities	1,000	1,004	---	---
Total	16,568	16,553	7,565	7,567

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	9,492	9,350	---	---
State and Municipal Obligations	---	---	5,063	5,177
Collateralized Mortgage Obligations	49,073	48,438	---	---
Other Mortgage-Backed Securities	60,474	58,875	---	---
Corporate and Other Debt Securities	4,002	3,902	---	---
Total	123,041	120,565	5,063	5,177

From 5 - 10 Years:
U.S. Treasury and Agency Obligations	19,945	18,935	---	---
State and Municipal Obligations	---	---	28,115	27,740
Collateralized Mortgage Obligations	12,806	12,242	---	---
Other Mortgage-Backed Securities	46,195	43,526	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	78,946	74,703	28,115	27,740

Over 10 Years:
U.S. Treasury and Agency Obligations	1,976	1,958	---	---
State and Municipal Obligations	---	---	14,724	13,978
Collateralized Mortgage Obligations	1,993	1,962	---	---
Other Mortgage-Backed Securities	4,651	4,360	---	---
Corporate and Other Debt Securities	1,994	2,000	---	---
Mutual Funds and Equity Securities	6,197	6,263	---	---
Total	16,811	16,543	14,724	13,978
Total Securities	$235,366	$228,364	$55,467	$54,462

The carrying amount of securities pledged to secure public and trust deposits and for other purposes totaled $233,866 and $205,812 at December 31, 1999 and 1998, respectively.

NOTE 4: LOANS AND LEASES (In Thousands)

Loans and leases at December 31, 1999 and 1998 consisted of the following:

	1999	1998
Commercial, Financial and Agricultural	$ 46,818	$ 35,961
Real Estate - Commercial	66,273	58,420
Real Estate - Residential	252,660	238,425
Real Estate - Construction	4,505	3,406
Indirect Automobile Loans	257,068	178,969
Other Installment Loans to Individuals	28,496	30,945
Total Loans and Leases	$655,820	$546,126

The carrying amount of net loans and leases at December 31, 1999 and 1998 was $648,036 and $539,384, respectively. The estimated fair value of net loans and leases at December 31, 1999 and 1998 was $641,162 and $547,648, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of the Company or affiliates, have various loan, deposit and other transactions with the Company. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The amount of such related party loans was $9,906 at December 31, 1999 and $4,668 at December 31, 1998. During 1999, the amount of new loans and renewals extended to such related parties was $10,429 and the total of loan repayments was $5,191.

The Company has pledged certain loans secured by one to four family residential mortgages as collateral for borrowings from the Federal Home Loan Bank (see Note 10). As of December 31, 1999 the amount of such pledging amounted to $162,696.

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

	1999	1998	1997
Principal Amount at December 31	$1,790	$2,270	$3,321
Gross Interest That Would Have Been Earned
Under Original Terms	171	208	246
Interest Included in Net Income	120	76	90

The Company has no material commitments to make additional advances to borrowers with nonaccrual or restructured loans.

NOTE 5: ALLOWANCE FOR LOAN LOSSES (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	1999	1998	1997
Balance at Beginning of Year	$6,742	$6,191	$5,581
Provision for Loan Losses	1,424	1,386	1,303
Recoveries	651	343	205
Charge-Offs	(1,033)	(1,178)	(1,598)
Allowance Acquired	---	---	700
Balance at End of Year	$7,784	$6,742	$6,191

At December 31, 1999 and 1998, the recorded investment in impaired loans amounted to $0 and $671, respectively. At December 31, 1998, the allowance for loan losses included $201 for impaired loans at that date. The average recorded investment in impaired loans for 1999, 1998 and 1997 was $375, $1,273 and $1,566, respectively. During 1999, 1998 and 1997, no interest income was recorded on such loans during the period of impairment.

NOTE 6: PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 1999 and 1998 is presented below:

	1999	1998
Bank Premises, Including Land	$14,029	$13,106
Equipment, Furniture and Fixtures	10,755	10,236
Leasehold Improvements	313	171
Total Cost	25,097	23,513
Accumulated Depreciation and Amortization	(13,324)	(12,410)
Net Premises and Equipment	$11,773	$11,103

Amounts charged to operations for depreciation and amortization totaled $993, $936 and $836 in 1999, 1998 and 1997, respectively.

NOTE 7: OTHER REAL ESTATE OWNED (In Thousands)

Other real estate owned, net of an allowance for estimated losses, at December 31, 1999 and 1998 consisted of the following:

	1999	1998
Single-Family 1 - 4 Units	$586	$540
Commercial Real Estate	---	86
Construction and Land Development	---	1
Other Real Estate Owned, Net	$586	$627

The following table summarizes changes in the net carrying amount of other real estate owned at December 31, 1999 and 1998:

	1999	1998
Balance at Beginning of Year	$627	$315
Properties Acquired Through Foreclosure	592	679
Writedown of Properties Previously Foreclosed	(24)	---
Sales	(609)	(367)
Balance at End of Year	$586	$627

The following summarizes the changes in the allowance for other real estate owned losses:

	1999	1998
Balance at Beginning of Year	$ 59	$ 65
Writedown of Properties Previously Foreclosed	24	---
Charge-Offs	(59)	(6)
Balance at End of Year	$ 24	$ 59

Repossessed assets totaled $62 and $38 at December 31, 1999 and 1998, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

NOTE 8: TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 1999:

	Time Deposits of $100,000 or More	Other Time Deposits
2000	$121,945	$158,704
2001	3,252	25,706
2002	425	3,207
2003	446	5,086
2004 and Beyond	351	5,095
Total	$126,419	$197,798

The carrying value of time deposits at December 31, 1999 and 1998 was $324,217 and $318,735, respectively. The estimated fair value of time deposits at December 31, 1999 and 1998 was $324,217 and $319,224, respectively. The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty. The discount rate is estimated using the rates indexed to the FHLB advance rates at December 31, 1999.

NOTE 9: SHORT-TERM BORROWINGS (In Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	1999	1998	1997
Balance at December 31	$25,688	$22,275	$20,918
Maximum Month-End Balance	49,450	41,576	21,510
Average During the Year	35,227	25,575	17,450
Average Rate During the Year	4.47%	4.62%	4.74%
Rate at December 31	4.56%	4.36%	4.39%

Other Short-Term Borrowings:
Balance at December 31	$5,333	$1,757	$3,837
Maximum Month-End Balance	5,336	5,042	8,322
Average During the Year	3,199	2,426	5,041
Average Rate During the Year	4.85%	5.67%	5.77%
Rate at December 31	5.54%	5.19%	5.27%
Average Aggregate Borrowing Rates During the Year	4.50%	4.71%	4.97%

Securities sold under agreements to repurchase generally mature within ninety days. The Company maintains control over the securities underlying the agreements. Federal funds purchased represent overnight transactions.

At December 31, 1999 other short-term borrowings included demand notes issued to the U.S. Treasury. The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $44,358. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. Participation in the FHLB program requires an investment in FHLB stock. Investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $4,463 and $3,128 at December 31, 1999 and 1998, respectively. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York.

NOTE 10: FHLB ADVANCES (In Thousands)

The Company borrows funds from the FHLB. Some are in the form of "convertible advances." These advances have a set final maturity, but are callable by the FHLB at certain dates (option date) beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The borrowings are secured by mortgage-backed loans and/or securities. The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 1999 and 1998 amounted to $174,296 and $191,163, respectively. The table below presents information applicable to FHLB advances held as of December 31, 1999:

Par Amount	Effective Rate	Option Date	Maturity Date
$20,000	5.17%		February 22, 2000
20,000	5.82%		March 8, 2000
5,000	5.28%	March 13, 2000	March 11, 2008
5,000	5.05%		June 14, 2000
10,000	4.75%	November 19, 2000	November 19, 2003
5,000	5.43%	March 12, 2001	March 11, 2008
10,000	4.59%	October 19, 2001	October 20, 2003
10,000	4.98%	November 19, 2001	November 19, 2003
$85,000	5.20%

The carrying amount of FHLB advances was $85,000 and $45,000 at December 31, 1999 and 1998, respectively. The estimated fair value was $84,077 and $44,399 at December 31, 1999 and 1998, respectively. The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates indexed to the FHLB advance rates.

NOTE 11: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COPORATION'S JUNIOR SUBORDIANTED DEBENTURES

On November 22, 1999, the Company established Arrow Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.50%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as interest expense on the consolidated statement of income.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of December 31:

	1999	1998
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (61)	$ (44)
Net Unrealized Securities Holding (Losses) Gains	(4,209)	623
Total Accumulated Other Comprehensive (Loss) Income	$(4,270)	$579

NOTE 13: EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three year period ended December 31, 1999. Shares outstanding have been restated for all stock splits and stock dividends.

	Income (Numerator)	Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 1999:
Basic EPS: Income Available to Common Shareholders	$12,859	7,639	$1.68
Dilutive Effect of Stock Options	---	102
Diluted EPS: Income Available to Common Shareholders and Assumed Conversions	$12,859	7,741	$1.66
For the Year Ended December 31, 1998:
Basic EPS: Income Available to Common Shareholders	$11,835	7,878	$1.50
Dilutive Effect of Stock Options	---	121
Diluted EPS: Income Available to Common Shareholders and Assumed Conversions	$11,835	7,999	$1.48
For the Year Ended December 31, 1997:
Basic EPS: Income Available to Common Shareholders	$10,997	8,038	$1.37
Dilutive Effect of Stock Options	---	109
Diluted EPS: Income Available to Common Shareholders and Assumed Conversions	$10,997	8,147	$1.35

During 1999, 1998 and the last quarter of 1997, options to purchase 175, 59 and 59 shares of common stock, respectively, at an average price of $21.70, $23.86 and $23.86 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire November 26, 2007 through December 15, 2009, were still outstanding at the end of 1999.

NOTE 14: REGULATORY MATTERS (In Thousands)

In the normal course of business, the Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 1999, the maximum amount that could have been paid by subsidiary banks to the Company was approximately $16,197.

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

NOTE 14: REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the Company and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company's or its subsidiary banks' categories.

The Company's ("Arrow") and its subsidiary banks', Glens Falls National Bank and Trust Company ("Glens Falls National") and Saratoga National Bank and Trust Company ("Saratoga National"), actual capital amounts and ratios are presented in the table below as of December 31, 1999 and 1998:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
Arrow	$77,527	12.1%	$51,258	8.0%	$64,072	10.0%
Glens Falls National	67,263	12.1%	44,471	8.0%	55,589	10.0%
Saratoga National	12,242	13.2%	7,419	8.0%	9,274	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	69,712	10.8%	25,819	4.0%	38,729	6.0%
Glens Falls National	60,573	10.9%	22,229	4.0%	33,343	6.0%
Saratoga National	8,144	8.8%	3,702	4.0%	5,553	6.0%
Tier I Capital (to Average Assets):
Arrow	69,712	7.0%	39,835	4 0%	39,835	4.0%
Glens Falls National	60,573	6.7%	36,463	4.0%	45,204	5.0%
Saratoga National	8,144	7.4%	4,402	4.0%	5,503	5.0%

As of December 31, 1998:
Total Capital (to Risk Weighted Assets):
Arrow	70,538	12.4%	45,582	8.0%	56,977	10.0%
Glens Falls National	64,327	13.1%	39,314	8.0%	49,142	10.0%
Saratoga National	7,906	13.6%	4,654	8.0%	5,817	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	63,739	11.2%	22,784	4.0%	34,176	6.0%
Glens Falls National	58,444	11.9%	19,662	4.0%	29,492	6.0%
Saratoga National	7,026	8.8%	3,208	4.0%	4,812	6.0%
Tier I Capital (to Average Assets):
Arrow	63,739	7.1%	35,909	4.0%	35,909	4.0%
Glens Falls National	58,444	7.2%	32,424	4.0%	40,530	5.0%
Saratoga National	7,026	7.7%	3,650	4.0%	4,562	5.0%

NOTE 15: RETIREMENT PLANS (In Thousands)

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of the plans' assets over the two-year period ending December 31, 1999, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
Reconciliation of Benefit Obligation:	1999	1998	1999	1998
Benefit Obligation at January 1	$17,627	$15,260	$ 5,320	$ 4,708
Service Cost	658	563	129	117
Interest Cost	1,195	1,118	349	338
Participant Contributions	---	---	68	53
Actuarial (Gain) Loss	(1,947)	1,750	(677)	426
Prior Service Cost (Plan Amendment)	---	27	---	---
Benefit Payments	(1,044)	(1,091)	(378)	(322)
Benefit Obligation at December 31	16,489	17,627	4,811	5,320

Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	16,397	15,043	---	---
Actual Return on Plan Assets	1,082	2,119	---	---
Employer Contributions	298	326	310	269
Participant Contributions	---	---	68	53
Benefit Payments	(1,044)	(1,091)	(378)	(322)
Fair Value of Plan Assets at December 31	16,733	16,397	---	---

Funded Status:
Funded Status at December 31	244	(1,230)	(4,811)	(5,320)
Unrecognized Transition (Asset) Obligation	(208)	(289)	1,556	1,683
Unrecognized Prior Service Cost	547	620	49	55
Unrecognized Net (Gain) Loss	(859)	739	80	737
Net Amount Recognized	$ (276)	$ (160)	$(3,126)	$(2,845)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	1999	1998	1999	1998
Prepaid Benefit Cost	$1,598	$1,706	$ ---	$ ---
Accrued Benefit Liability	(2,470)	(2,568)	(3,126)	(2,845)
Intangible Asset	494	628	---	---
Accumulated Other Comprehensive Income	102	74	---	---
Net Amount Recognized	$ (276)	$ (160)	$(3,126)	$(2,845)

NOTE 15: RETIREMENT PLANS (Continued)

The Company's nonqualified pension plan's projected benefit obligation was $2,697 at December 31, 1999 and $2,822 at December 31, 1998. There are no plan assets in the nonqualified plan. All of the Company's postretirement benefit plans also have no plan assets. The accumulated benefit obligation for the postretirement benefit plans was $4,811 and $5,320 at December 31, 1999 and 1998, respectively. The amount included within other comprehensive income arising from a change in the additional minimum pension liability was $28 for 1999, $74 for 1998 and $0 for 1997.

The qualified pension plan's assets are primarily comprised of short-term funds and U.S. Treasury obligations, high grade corporate bonds and marketable equity securities. At December 31, 1999 and 1998, plan assets included 102 and 103 shares, respectively, of Arrow Financial Corporation common stock with a market value of $1,981 and $2,129, respectively. During the respective years, the Plan received $74 and $66 from cash dividends on the Company's common stock.

The following table provides the components of net periodic benefit costs for the plans for the three years ending December 31:

	Pension Benefits			Postretirement Benefits
	1999	1998	1997	1999	1998	1997
Service Cost	$ 658	$ 563	$ 425	$129	$117	$ 94
Interest Cost on
Benefit Obligation	1,195	1,118	1,112	349	338	312
Expected Return on Plan Assets	(1,448)	(1,327)	(1,256)	---	---	---
Amortization of Transition
(Asset) Obligation	(81)	(80)	(90)	127	128	128
Amortization of Prior Service Cost	73	69	68	6	5	5
Amortization of Net (Gain) Loss	18	---	---	19	17	(2)
Net Periodic Benefit Cost	415	343	259	630	605	537
Settlement Gain	---	---	(89)	---	---	---
Net Periodic Benefit Cost
after Settlement Gain	$ 415	$ 343	$ 170	$630	$605	$537

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

The assumptions used in the measurement of the Company's benefit obligations and net periodic benefit costs are shown in the following table:

	Pension Benefits			Postretirement Benefits
	1999	1998	1997	1999	1998	1997
As of December 31,
Weighted-average assumptions:
Discount Rate	7.75%	6.75%	7.00%	7.75%	6.75%	7.00%
Expected Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	4.00%	4.00%	4.00%	---	---	---

For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered medical benefits was assumed for 1999 and 7.25% for dental benefits. The rate was assumed to decrease gradually each year to a rate of 5.5% for 2005 and remain at that level thereafter for both the medical and dental benefit plans.

NOTE 15: RETIREMENT PLANS (Continued)

Assumed medical and dental cost trend rates have a significant effect on the amounts reported for the plans. A 1% change in assumed medical and dental cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 1999	$ 12	$(54)
Effect on the Accumulated Postretirement Benefit Obilgation as of December 31, 1999	170	(445)

NOTE 16: OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

The Company maintains an employee stock ownership plan (ESOP). Substantially all employees of the Company, and its subsidiaries, are eligible to participate upon satisfaction of applicable service requirements. The ESOP borrowed $853 and $1,728 in 1999 and 1998, respectively, from one of the Company's subsidiary banks to purchase outstanding shares of the Company's common stock. The note requires the Company to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the note. The Company's ESOP provision amounted to $524, $564 and $600 in 1999, 1998 and 1997, respectively. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt paid to total debt outstanding for the year.

The Company accounts for the ESOP under SOP 93-6, and accordingly, the shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares were released from collateral, the Company reported compensation expense equal to the current average market price of the shares, and the shares became outstanding for earnings per share computations. The ESOP shares as of December 31, 1999 were as follows:

Allocated Shares	538
Shares Released for Allocation	10
Unallocated Shares	102
Total ESOP Shares	650

Market Value of Unallocated Shares	$1,970

The Company also sponsors an Employee Stock Purchase Plan (ESPP) where the Company matches up to 20% of employee purchases of Company common stock under the plan, subject to certain limitations. Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The aggregate cost of the ESPP as reflected in the Company's consolidated financial statements was $96, $97 and $95 in 1999, 1998 and 1997, respectively.

The Company also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees. The combined cost of these plans was $462, $411 and $318 for 1999, 1998 and 1997, respectively.

NOTE 17: STOCK OPTION PLANS (In Thousands, Except Per Share Amounts)

The Company has established fixed Incentive Stock Option and Non-qualified Stock Option Plans. At December 31, 1999, 406 shares remained available for grant under these plans. Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant. Number of shares and related prices have been adjusted for the effect of the five for four stock split in 1999 and the ten percent stock dividend in 1998.

Stock Appreciation Rights, which were granted in tandem with certain non-qualified options, entitle the holder of an option to surrender the unexercised option, or any part thereof and receive in exchange a payment in cash representing the difference between the base value and the fair market value of the common stock of the Company.

NOTE 17: STOCK OPTION PLANS (Continued)

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans, excluding the cost recognized for certain stock appreciation rights granted in prior years. SFAS No. 123, "Accounting for Stock-Based Compensation" requires companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997 respectively: dividend yields of 3.80%, 3.40% and 2.50%; expected volatility of 21.0%, 22.4% and 20.5%; risk free interest rates of 6.13%, 4.73% and 5.76%; and expected lives of 7.0 years for each year. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years. Pro forma disclosures for the Company for the years ending December 31, 1999, 1998 and 1997 for options granted in 1995 and later are as follows:

Net Income:	1999	1998	1997
As Reported	$12,859	$11,835	$10,977
Pro Forma	12,585	11,605	10,854
Basic Earning Per Share:
As Reported	$1.68	$1.50	$1.37
Pro Forma	1.65	1.47	1.35
Diluted Earnings Per Share:
As Reported	$1.66	$1.48	$1.35
Pro Forma	1.63	1.45	1.34

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below:

	1999		1998		1997
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	394,481	$14.53	360,124	$13.11	370,469	$10.40
Granted	55,800	20.03	60,500	21.00	59,813	23.86
Exercised	(29,514)	9.40	(25,455)	9.65	(70,158)	7.98
Forfeited	---	---	(688)	23.86	---	---
Outstanding at Year-end	420,767	15.61	394,481	14.53	360,124	13.11
Exercisable at Year-end	272,489	12.86	233,225		182,005
Weighted-Average Fair Value of Options Granted During the Year		$4.39		$4.46		$6.21

The following table summarizes information about the Company's stock options at December 31, 1999:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/99	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/99	Weighted- Average Exercise Price
$3.37-$4.31	18,596	2.3	$ 3.84	18,596	$ 3.84
$6.86	21,427	3.7	6.86	21,427	6.86
$8.02-$9.30	52,216	4.9	8.93	52,216	8.93
$11.10	82,474	5.9	11.10	82,273	11.10
$16.58	70,623	6.9	16.58	53,310	16.58
$20.03-$21.00	116,300	9.4	20.53	15,106	21.00
$23.86	59,131	7.9	23.86	29,561	23.86
$3.37-$23.86	420,767	6.9	15.61	272,489	12.86

NOTE 18: SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $51.92 (adjusted for stock dividends and stock splits) per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of the Company's common stock. Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in April 2007 unless earlier redeemed or exchanged by the Company.

NOTE 19: OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	1999	1998	1997
Advertising and Promotion	$ 766	$ 660	$ 558
Stationery and Printing	779	660	715
Telephone and Communications	724	637	546
Postage	990	899	811
Legal and Other Professional Fees	830	837	663
Charitable Contributions	120	155	88
Other Real Estate Owned Losses, Net	80	---	---
Other Real Estate Owned Expenses	208	147	74
FDIC and Other Insurance	199	208	218
Branch Acquisition Intangible Asset Amortization	925	925	493
All Other	2,252	1,704	1,457
Total Other Operating Expense	$7,873	$6,832	$5,623

NOTE 20: INCOME TAXES (In Thousands)

The consolidated provision for income taxes is summarized below:

Current Tax Expense:	1999	1998	1997
Federal	$5,077	$4,515	$ 4,367
State	312	913	378
Total Current Tax Expense	5,389	5,428	4,745
Deferred Tax Expense (Benefit):
Federal	163	343	737
State	114	(27)	(327)
Total Deferred Tax Expense	277	316	410
Total Consolidated Provision for Income Taxes	$5,666	$5,744	$ 5,155

NOTE 20: INCOME TAXES (Continued)

The consolidated provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 1999, 1998 and 1997 to pre-tax income as a result of the following:

	1999	1998	1997
Computed Tax Expense at Statutory Rates	$6,484	$6,153	$ 5,653
Increase (Reduction) in Income Taxes Resulting From:
Tax-Exempt Income	(1,046)	(807)	(563)
Nondeductible Interest Expense	128	101	65
State Taxes, Net of Federal Income Tax Benefit	277	576	497
State Tax Settlement, Net of Federal
Income Tax Benefit	---	---	(464)
Other Items, Net	(177)	(279)	(33)
Total Consolidated Provision for Income Taxes	$5,666	$5,744	$ 5,155

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

Deferred Tax Assets:	1999	1998
Allowance for Loan Losses	$3,127	$2,788
Pension and Deferred Compensation Plans	2,470	2,495
Other	1,147	1,258
Total Gross Deferred Tax Assets	6,744	6,541

Deferred Tax Liabilities:
Pension Plans	663	734
Depreciation	478	453
Deferred Income	1,418	1,086
Other	299	99
Total Gross Deferred Tax Liabilities	2,858	2,372
Net Deferred Tax Assets	$3,886	$4,169

Management believes that the realization of the recognized net deferred tax asset of $3,886 and $4,169 at December 31, 1999 and 1998, respectively, is more likely than not, based on existing carryback ability, available tax planning strategies and expectations as to future taxable income. Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 1999 and 1998. Not included in net deferred tax assets and liabilities above is a deferred tax asset of $2,793 relating to net unrealized losses on securities available-for-sale at December 31, 1999 and a deferred tax liability of $453 relating to net unrealized gains on securities available-for-sale at December 31, 1998. In addition, the Company had a deferred tax asset relating to recognized minimum pension liabilities of $41 and $30 at December 31, 1999 and 1998, respectively.

NOTE 21: LEASE COMMITMENTS (In Thousands)

At December 31, 1999, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 1999 were as follows:

Operating Leases
2000	$ 71
2001	71
2002	71
2003	70
2004	49
Later Years	584
Total Minimum Lease Payments	$916

NOTE 22: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

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

Commitments to extend credit were $101,697 and $92,779 at December 31, 1999 and 1998, respectively. These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Credit card lines of credit are generally unsecured. Home equity lines of credit are secured by residential real estate. Construction lines of credit are secured by underlying real estate. For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Most of the commitments are variable rate instruments.

Standby letters of credit were $1,162 and $723 at December 31, 1999 and 1998, respectively. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 22: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(Continued)

Under SFAS No. 107 the fair value of commitments to extend credit is determined by estimating the fees to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties, and for fixed rate loan commitments, the difference between the current and committed interest rates. The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties. The Company provides several types of commercial lines of credit and standby letters of credit to its commercial customers. The pricing of these services is not isolated as the Company considers the customer's complete deposit and borrowing relationship in pricing individual products and services. The commitments to extend credit also include commitments under home equity lines of credit, for which the Company charges no fee. Unadvanced credit card lines comprise the other major category of commitments to extend credit. The Company charges a nominal annual fee to the cardholders which covers both the cost to process purchases made and settled before interest is charged as well as cash advances and financings of purchases. The carrying value and fair value of commitments to extend credit are not material and the Company does not expect to incur any material loss as a result of these commitments.

In the normal course of business, the Company and its subsidiary banks become involved in a variety of routine legal proceedings including so-called "lender liability" claims, in which borrowers allege that they have suffered loss as a result of inappropriate actions taken by lending banks. At present, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, would result in a material loss to the Company.

NOTE 23: FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of the Company's financial instruments not carried at fair value:

	1999		1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 55,467	$ 54,462	$ 63,016	$ 65,055
Net Loans and Leases (Note 4)	648,036	641,162	539,384	547,648
Time Deposits (Note 8)	324,217	324,217	318,735	319,224
FHLB Advances (Note 10)	85,000	84,077	45,000	44,399

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	1999	1998
Interest-Bearing Deposits with Subsidiary Banks	$ 3,171	$ 490
Cash and Cash Equivalents	3,171	490
Securities Available-for-Sale	217	101
Investment in Subsidiaries at Equity	76,391	78,877
Other Assets	4,304	4,065
Total Assets	$84,083	$83,533
LIABILITIES
Note Payable - ESOP	$ 2,173	$ 1,555
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	---
Other Liabilities	4,623	4,832
Total Liabilities	11,796	6,387
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	72,287	77,146
Total Liabilities and Shareholders' Equity	$84,083	$83,533

STATEMENTS OF INCOME	Years Ended December 31,
Income	1999	1998	1997
Dividends from Bank Subsidiaries	$10,600	$ 6,200	$ 2,300
Liquidating Dividends from Vermont Operations	155	175	33,060
Dividends from Nonbank Subsidiaries	---	---	320
Interest and Dividends on Securities
Available-for-Sale	3	72	222
Other Income (Including Management Fees)	457	8	398
Net Gains on Securities Transactions	---	14	---
Total Income	11,215	6,469	36,300
Expense:
Interest Expense	160	50	128
Salaries and Benefits	77	41	476
Occupancy and Equipment	---	---	6
Other Expense	496	436	418
Total Expense	733	527	1,028
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	10,482	5,942	35,272
Income Tax Benefit	189	287	351
Income Before Equity in Undistributed
Net Income of Subsidiaries	10,671	6,229	35,623
Equity in (Distributions in Excess of)
Undistributed Net Income of Subsidiaries	2,188	5,606	(24,626)
Net Income	$12,859	$11,835	$10,997

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	1999	1998	1997
Operating Activities:
Net Income	$12,859	$11,835	$10,997
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
(Undistributed) Distributions in Excess of Net Income of Subsidiaries	(2,188)	(5,606)	24,626
Gains on the Sale of Securities Available-for-Sale	---	(14)	---
Changes in Other Assets and Other Liabilities	(461)	(125)	(2,527)
Net Cash Provided by Operating Activities	10,210	6,090	33,096

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	---	1,069	9,793
Proceeds from the Maturities of Securities Available-for-Sale	---	---	342
Purchases of Securities Available-for-Sale	(123)	(12)	(11,196)
Capital Investment in Subsidiary Banks	---	---	(13,917)
Capital Investment in Non-bank Subsidiary	(155)	---	---
Sale of Fixed Assets to Subsidiaries	---	---	17
Net Cash (Used in) Provided by Investing Activities	(278)	1,057	(14,961)

Financing Activities:
Net Decrease in Short-Term Borrowings	---	---	(6,375)
Proceeds from Capital Securities	5,000	---	---
Exercise of Stock Options	117	203	33
Tax Benefit for Disposition of Stock Options	83	51	33
Purchase of Treasury Stock	(6,923)	(1,952)	(7,479)
Cash Dividends Paid	(5,528)	(5,115)	(4,565)
Net Cash Used in Financing Activities	(7,251)	(6,813)	(18,353)

Net Increase (Decrease) in Cash and Cash Equivalents	2,681	334	(218)
Cash and Cash Equivalents at Beginning of the Year	490	156	374
Cash and Cash Equivalents at End of the Year	$ 3,171	$ 490	$ 156

Supplemental Cash Flow Information:
Interest Paid	$ 160	$ 50	$ 262
Income Taxes Paid	10,560	152	6,571

NOTE 25: CONCENTRATIONS OF CREDIT RISK (In Thousands)

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

NOTE 26: BRANCH ACQUISITIONS (In Thousands)

On June 27, 1997 the Company completed the acquisition of six branches in upstate New York from Fleet Bank, a subsidiary of Fleet Financial Group, now known as FleetBoston. The branches are located in the towns of Plattsburgh (2), Lake Luzerne, Port Henry, Ticonderoga and Warrensburg and became branches of Glens Falls National Bank and Trust Company ("GFNB"). GFNB acquired substantially all deposits at the branches and most of the loans held by Fleet Bank related to the branches. Total deposit liabilities at the branches assumed by GFNB were approximately $140,000 and the total amount of the branch-related loans acquired was approximately $34,000. Under the purchase agreement, GFNB also acquired from Fleet approximately $10,000 of residential real estate loans not related to the branches.

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 1999 and 1998 is unaudited, but, in the opinion of management, fairly presents the results of the Company. Per share amounts have been adjusted for the 1999 five-for-four stock split and the 1998 ten percent stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,168	$16,566	$16,917	$17,484
Net Interest Income	9,213	9,353	9,716	9,587
Provision for Loan Losses	364	364	364	332
Net Securities Losses	---	---	---	(4)
Income Before Provision for Income Taxes	4,428	4,453	5,031	4,613
Net Income	3,088	3,116	3,394	3,261

Basic Earning Per Common Share	.40	.41	.45	.44
Diluted Earnings Per Common Share	.39	.40	.44	.43

	1998
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$15,154	$15,876	$15,796	$16,207
Net Interest Income	8,452	8,784	8,632	9,023
Provision for Loan Losses	342	342	342	360
Net Securities Gains	157	9	---	242
Income Before Provision for Income Taxes	4,428	4,357	4,194	4,600
Net Income	2,903	2,860	2,906	3,166

Basic Earning Per Common Share	.37	.36	.37	.41
Diluted Earnings Per Common Share	.36	.36	.36	.40

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. - None.

PART III

Item 10: Directors and Executive Officers of the Registrant

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 2000, is incorporated herein by reference. Certain required information regarding the Company's Executive Officers is contained in Part I, Item 1.E., of this Annual Report, "Executive Officers of the Registrant."

Item 11: Executive Compensation

Item 1, "Election of Directors and Information with Respect to Directors and Officers" and "Principal Shareholders of the Company," from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 2000, is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 2000, is incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

Item 1, "Election of Directors and Information with Respect to Directors and Officers" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 14, 2000, is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this report:

1. Financial Statements

The following financial statements, the notes thereto, and the independent auditors' report thereon are filed as part of this report. See the index to such financial statements in Part II, Item 8 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997 Consolidated Statements of Changes in Shareholders'

Equity for the Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

2. Schedules

All schedules are omitted since the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

III. Exhibits:

The following exhibits are incorporated by reference herein.

Exhibit

Number Exhibit

2.1 Purchase and Assumption Agreement between Fleet Bank and Glens Falls National Bank and Trust Company, dated March 21, 1997, incorporated herein by reference from the Registrant's Current Report on Form 8-K dated June 27, 1997, Exhibit 2.1.

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

10.1 1985 Non-Qualified Stock Option Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 2-98735; filed July 1, 1985). *

10.2 Short-term Incentive Award Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed December 16, 1986). *

10.3 Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1992, Exhibit 10(m). *

10.4 1989 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4 (File number 33-48225; filed May 15, 1992). *

10.5 1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993). *

10.6 Service Purchasing Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated February 26, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 14, 1996, Exhibit 2.2.

10.7 Amendment to Service Purchasing Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated September 26, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed October 11, 1996, Exhibit 2.4.

10.8 Stock Purchase Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and Vermont National Bank, dated February 27, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 14, 1996, Exhibit 2.3.

10.9 1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.10 Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1993, Exhibit 10(n).

10.11 Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1993, Exhibit 10(o).*

10.12 Automatic Dividend Reinvestment Plan of the Registrant incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (file number 333-81695, filed June 28, 1999).

10.13 Directors Stock Plan of the Registrant incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 333-81519, filed June 25, 1999).

10.14 Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from Registrant's Annual Report on Form 10-K for December 31, 1998, Exhibit 10.13.*

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit

Number Exhibit

3.(ii) By-laws of the Registrant.

10.15 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and John C. VanLeeuwen dated December 17, 1999. *

10.16 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Gerard R. Bilodeau dated December 17, 1999. *

10.17 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated January 1, 2000. *

10.18 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2000. *

10.19 Employment as Advisor and Consultant Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Michael F. Massiano dated April 14, 1999. *

10.20 Amended and Restated Declaration of Trust for Arrow Capital Trust I, dated December 13, 1999.

10.21 Indenture dated December 13, 1999.

11 Computation of Earnings per Share.

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

27 Financial Data Schedule (submitted with electronic filing only).

* Management contracts or compensation plans required to be filed as an exhibit.

(B) Current Reports on Form 8-K filed during the fourth quarter of 1999:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 22, 2000 By: /s/ Thomas L. Hoy

Thomas L. Hoy

President and

Chief Executive Officer

Date: March 22, 2000 By: /s/ John J. Murphy

John J. Murphy

Executive Vice President, Treasurer and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 22, 2000 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt

Jan-Erik O. Bergstedt

Director

/s/ John J. Carusone, Jr.

John J. Carusone

Director

/s/ Kenneth C. Hopper, M.D.

Kenneth C. Hopper, M.D.

Director

/s/ Thomas L. Hoy

Thomas L. Hoy

Director and President

/s/ Dr. Edward F. Huntington

Dr. Edward F. Huntington

Director

/s/ David G. Kruczlnicki

David G. Kruczlnicki

Director

/s/ Michael F. Massiano

Michael F. Massiano

Director & Chairman

/s/ David L. Moynehan

David L. Moynehan

Director

/s/ Doris E. Ornstein

Doris E. Ornstein

Director

/s/ Richard J. Reisman, D.M.D.

Richard J. Reisman, D.M.D.

Director

EXHIBITS INDEX

Exhibit

Number Exhibit

3.(ii) By-laws of the Registrant.

10.15 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and John C. VanLeeuwen dated December 17, 1999. *

10.16 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Gerard R. Bilodeau dated December 17, 1999. *

10.17 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated January 1, 2000. *

10.18 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2000. *

10.19 Employment as Advisor and Consultant Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Michael F. Massiano dated April 14, 1999. *

10.20 Amended and Restated Declaration of Trust for Arrow Capital Trust I, dated December 13, 1999.

10.21 Indenture dated December 13, 1999.

11 Computation of Earnings per Share.

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

27 Financial Data Schedule (submitted with electronic filing only).

* Management contracts or compensation plans required to be filed as an exhibit.