Form 10-Q
period 2000-03-31
ARROW FINANCIAL CORP
filed 2000-05-12
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2000
Common Stock, par value $1.00 per share	7,257,953

ARROW FINANCIAL CORPORATION

FORM 10-Q

MARCH 31, 2000

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

Consolidated Statements of Income for the Three Month Periods ended March 31, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the
Three Month Periods Ended March 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2000 and 1999

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	3/31/2000	12/31/1999
ASSETS
Cash and Due from Banks	$ 24,464	$ 28,073
Federal Funds Sold	4,000	---
Cash and Cash Equivalents	28,464	28,073

Securities Available-for-Sale	232,267	228,364
Securities Held-to-Maturity (Approximate Fair Value of
$54,079 in 2000 and $54,462 in 1999)	54,979	55,467

Loans	679,092	655,820
Allowance for Loan Losses	(8,040)	(7,784)
Net Loans	671,052	648,036

Premises and Equipment, Net	11,843	11,773
Other Real Estate and Repossessed Assets, Net	675	648
Other Assets	29,570	28,746
Total Assets	$1,028,850	$1,001,107

LIABILITIES
Deposits:
Demand	$ 106,817	$ 105,817
Regular Savings, N.O.W. & Money Market Deposit Accounts	377,232	365,163
Time Deposits of $100,000 or More	159,540	126,419
Other Time Deposits	199,303	197,798
Total Deposits	842,892	795,197
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	26,120	25,688
Other Short-Term Borrowings	769	5,333
Federal Home Loan Bank Advances	70,000	85,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	13,411	12,602
Total Liabilities	958,192	928,820

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 2000 and 1999)	9,496	9,496
Surplus	85,480	85,480
Undivided Profits	15,844	14,052
Accumulated Other Comprehensive Loss	(4,803)	(4,270)
Unallocated ESOP Shares (113,067 Shares in 2000 and 102,021
Shares in 1999)	(2,383)	(2,173)
Treasury Stock, at Cost (2,107,076 Shares in 2000 and
1,961,576 Shares in 1999)	(32,976)	(30,298)
Total Shareholders' Equity	70,658	72,287
Total Liabilities and Shareholders' Equity	$1,028,850	$1,001,107

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months
	Ended March 31,
	2000	1999
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,357	$11,307
Interest on Federal Funds Sold	63	183
Interest and Dividends on Securities Available-for-Sale	3,767	3,829
Interest on Securities Held-to-Maturity	649	849
Total Interest and Dividend Income	17,836	16,168

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,894	1,498
Other Deposits	4,891	4,630
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	369	249
Other Short-Term Borrowings	51	30
Federal Home Loan Bank Advances	1,050	548
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	---
Total Interest Expense	8,374	6,955
NET INTEREST INCOME	9,462	9,213
Provision for Loan Losses	405	364
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,057	8,849

OTHER INCOME
Income from Fiduciary Activities	905	799
Fees for Other Services to Customers	1,149	1,019
Net Losses on Securities Transactions	(4)	---
Other Operating Income	259	226
Total Other Income	2,309	2,044

OTHER EXPENSE
Salaries and Employee Benefits	3,841	3,688
Occupancy Expense of Premises, Net	489	469
Furniture and Equipment Expense	641	579
Other Operating Expense	1,847	1,729
Total Other Expense	6,818	6,465

INCOME BEFORE PROVISION FOR INCOME TAXES	4,548	4,428
Provision for Income Taxes	1,367	1,340
NET INCOME	$ 3,181	$ 3,088

Average Basic Shares Outstanding	7,340	7,782
Average Diluted Shares Outstanding	7,442	7,889

Per Common Share:
Basic Earnings	$ .43	$ .40
Diluted Earnings	.43	.39
Dividends Declared	.19	.18

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
					Other Com-	Unallo-
					prehensive	cated
	Shares	Common		Undivided	(Loss)	ESOP	Treasury
	Issued	Stock	Surplus	Profits	Income	Shares	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(4,270)	$(2,173)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	3,181	---	---	---	3,181
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	61	---	---	61
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $1,003)	---	---	---	---	(594)	---	---	(594)
Other Comprehensive Loss								(533)
Comprehensive Income								2,648

Cash Dividends Declared,
$.19 per Share	---	---	---	(1,389)	---	---	---	(1,389)
Purchase of Treasury Stock
(145,500 Shares)	---	---	---	---	---	---	(2,678)	(2,678)
Acquisition of Common Stock
By ESOP (15,000 Shares)	---	---	---	---	---	(302)	---	(302)
Allocation of ESOP Stock
(3,954 Shares)	---	---	---	---	---	92	---	92
Balance at March 31, 2000	9,495,596	$9,496	$85,480	$15,844	$(4,803)	$(2,383)	$(32,976)	$70,658

Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$ 579	$(1,555)	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	3,088	---	---	---	3,088
Net Unrealized Gain on Securities
Transferred from Held-to-Maturity
to Available-for-Sale Upon the
Adoption of SFAS No. 133 (Pre-tax $177)	---	---	---	---	105	---	---	105
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $1,118)	---	---	---	---	(661)	---	---	(661)
Other Comprehensive Loss								(556)
Comprehensive Income								2,532

Cash Dividends Declared,
$.176 per Share	---	---	---	(1,365)	---	---	---	(1,365)
Stock Options Exercised
(13,759 Shares)	---	---	7	---	---	---	106	113
Tax Benefit for Disposition of
Stock Options	---	---	64	---	---	---	---	64
Purchase of Treasury Stock
(56,773 Shares)	---	---	---	---	---	---	(1,243)	(1,243)
Acquisition of Common Stock
By ESOP (11,250 Shares)	---	---	---	---	---	(255)	---	(255)
Allocation of ESOP Stock (4,580 Shares)	---	---	---	---	---	110	---	110
Balance at March 31, 1999	7,596,477	$7,596	$87,333	$ 8,444	$ 23	$(1,700)	$(24,594)	$77,102

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Three Months
	Ended March 31,
	2000	1999
Operating Activities:
Net Income	$ 3,181	$ 3,088
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	405	364
Depreciation and Amortization	607	466
Compensation Expense for Allocated ESOP Shares	92	110
Losses on the Sale of Securities Available-for-Sale	4	---
Proceeds from the Sale of Loans Held-for-Sale	256	530
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned, and Repossessed Assets	(10)	(21)
Decrease (Increase) in Deferred Tax Assets	277	(109)
Decrease (Increase) in Interest Receivable	(415)	(107)
Increase (Decrease) in Interest Payable	168	60
Decrease (Increase) in Other Assets	(594)	(337)
Increase (Decrease) in Other Liabilities	640	(3,746)
Net Cash Provided By Operating Activities	4,611	298

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	7,004	---
Proceeds from the Maturities and Calls of Securities Available-for-Sale	8,393	54,437
Purchases of Securities Available-for-Sale	(20,339)	(20,733)
Proceeds from the Maturities of Securities Held-to-Maturity	528	1,724
Purchases of Securities Held-to-Maturity	(47)	(9,666)
Net Increase in Loans	(23,853)	(28,527)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	233	103
Purchase of Premises and Equipment	(333)	(297)
Net Cash Used In Investing Activities	(28,414)	(2,959)

Financing Activities:
Net Increase in Deposits	47,695	2,680
Net (Decrease) Increase in Short-Term Borrowings	(4,132)	3,289
Federal Home Loan Bank Advances	30,000	---
Repayments of Federal Home Loan Bank Advances	(45,000)	---
Purchase of Treasury Stock	(2,678)	(1,243)
Exercise of Stock Options	---	113
Tax Benefit for Disposition of Stock Options	---	64
Acquisition of Common Stock by ESOP	(302)	(255)
Cash Dividends Paid	(1,389)	(1,365)
Net Cash Provided By Financing Activities	24,194	3,283
Net Increase in Cash and Cash Equivalents	391	622
Cash and Cash Equivalents at Beginning of Period	28,073	30,746
Cash and Cash Equivalents at End of Period	$28,464	$31,368

Supplemental Cash Flow Information:
Interest Paid	$ 8,207	$ 6,895
Income Taxes Paid	22	4,671
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	180	60
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of
SFAS No. 133 at Amortized Cost (Fair Value of $20,736)	---	20,559

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

MARCH 31, 2000

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999; the results of operations for the three month periods ended March 31, 2000 and 1999; the changes in shareholders' equity for the three month periods ended March 31, 2000 and 1999; and the cash flows for the three month periods ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2000 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1999, included in the Company's 1999 Form 10-K.

2. Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of March 31, 2000 and December 31, 1999:

	2000	1999
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ ---	$ (61)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(4,803)	(4,209)
Total Accumulated Other Comprehensive (Loss) Income	$ (4,803)	$(4,270)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2000 and 1999.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2000:
Basic EPS: Income Available to Common Shareholders	$3,181	7,340	$.43
Dilutive Effect of Stock Options	---	102
Diluted EPS: Income Available to Common Shareholders
and Assumed Option Exercises	$3,181	7,442	$.43

For the Three Months Ended March 31, 1999:
Basic EPS: Income Available to Common Shareholders	$3,088	7,782	$.40
Dilutive Effect of Stock Options	---	107
Diluted EPS: Income Available to Common Shareholders
and Assumed Option Exercises	$3,088	7,889	$.39

During the 2000 and 1999 periods, options to purchase 176 and 120 shares of common stock, respectively, at an average price of $21.67 and 422.42, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire November 26, 2007 through December 15, 2009 were still outstanding as of March 31, 2000.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of March 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

April 12, 2000

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2000

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 1999.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 159 domestic bank holding companies with $1 to $5 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Net Income	$3,181	$3,261	$3,394	$3,116	$3,088
Net Securities Gains (Losses), Net of Tax	(2)	(2)	---	---	---

Diluted Earnings Per Share	.43	.43	.44	.40	.39
Diluted Earnings Per Share, Based on Core Net Income [1]	.43	.44	.44	.40	.39
Diluted Earnings Per Share, Cash Basis [2]	.45	.46	.46	.42	.41

Return on Average Assets	1.27%	1.29%	1.39%	1.30%	1.34%
Return on Average Equity	18.03	17.53	18.08	16.34	16.17
Net Interest Margin [3]	4.15	4.18	4.38	4.29	4.40
Efficiency Ratio [4]	54.32	54.30	52.43	52.42	53.90

Total Average Assets	$1,010,627	$1,005,169	$970,362	$961,953	$933,158
Tier 1 Leverage Ratio	6.86%	6.98%	6.78%	6.79%	6.95%
Book Value per Share	$9.71	$9.73	$9.89	$9.75	$9.97
Tangible Book Value per Share	8.14	8.13	8.31	8.14	8.34

1 Core Net Income excludes net gains/losses on securities and OREO transactions and one time material nonrecurring items of income and expense.

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

The Company reported earnings of $3.2 million for the first quarter of 2000, a $93 thousand increase, or 3.0%, over the first quarter of 1999. Diluted earnings per share were $.43 and $.39 for the two respective periods, an increase of 10.3%. The 10.3% increase in diluted earnings per share was significantly greater than the 3.0% increase in net income primarily because there were fewer average shares outstanding in the 2000 three month period.

The returns on average assets were 1.27% and 1.34% for the first quarter of 2000 and 1999, respectively. The returns on average equity were 18.03% and 16.17% for the first quarter of 2000 and 1999, respectively.

Total assets were $1.029 billion at March 31, 2000, which represented an increase of $27.7 million, or 2.8%, from December 31, 1999, and an increase of $87.6 million, or 9.3%, above the level at March 31, 1999. On the asset side of the balance sheet, the Company experienced strong internal growth in the loan portfolio from March 31, 1999 to March 31, 2000 as total loans increased 18.3%. The largest source of net new funds was internally generated deposits which increased by $64.6 million during the twelve month period. The Company also borrowed an additional $25 million in advances from the Federal Loan Home Bank ("FHLB") during the period.

Shareholders' equity decreased $1.6 million during the first three months of 2000, as net income of $3.2 million was more than offset by cash dividends of $1.4 million, common stock treasury repurchases of $2.7 million and net unrealized securities losses of $594 thousand. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheets

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Mar 2000	Dec 1999	Mar 1999	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 4,000	$ ---	$ 12,400	$ 4,000	$ (8,400)	---	(67.7)
Securities Available for Sale	232,267	228,364	252,108	3,903	(19,841)	1.7	(7.9)
Securities Held to Maturity	54,979	55,467	52,023	(488)	2,956	(0.9)	5.7
Loans, Net of Unearned Income (1)	679,092	655,820	573,918	23,272	105,174	3.5	18.3
Allowance for Loan Losses	8,040	7,784	6,957	256	1,083	3.3	15.6
Earning Assets (1)	970,338	939,651	890,449	30,687	79,889	3.2	9.0
Total Assets	1,028,850	1,001,107	941,268	27,743	87,582	2.8	9.3

Demand Deposits	$106,817	$105,817	$ 94,620	$1,000	$12,197	0.9	12.9
NOW, Regular Savings &
Money Market Savings Accounts	377,232	365,163	343,929	12,069	33,303	3.2	9.7
Time Deposits of $100,000 or More	159,540	126,419	143,673	33,121	15,867	26.2	11.0
Other Time Deposits	199,303	197,798	196,055	1,505	3,248	0.8	1.7
Total Deposits	$842,892	$795,197	$778,277	$47,695	$64,615	6.0	8.3
Short-Term Borrowings	$ 26,889	$ 31,021	$ 27,321	$(4,132)	$ (432)	(15.4)	(1.6)
Federal Home Loan Bank Advances	70,000	85,000	45,000	(15,000)	25,000	(17.6)	55.6
Shareholders' Equity	70,658	72,287	77,102	(1,629)	(6,444)	(2.3)	(8.4)

1 Includes Nonaccrual Loans

Total assets were $1.029 billion at March 31, 2000, which represented an increase of $27.7 million, or 2.8%, from December 31, 1999, and an increase of $87.6 million, or 9.3%, above the level at March 31, 1999.

Total loans at March 31, 2000 amounted to $679.0 million, an increase of $23.3 million, or 3.5%, from December 31, 1999, and an increase of $105.2 million, or 18.3%, from March 31, 1999. The increase from March 31, 1999 was primarily attributable to the growth within the indirect consumer and residential real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $842.9 million at March 31, 2000 increased $47.7 million, or 6.0% from the December 31, 1999 level. Total deposits at March 31, 2000 represented an increase of $64.6 million, or 8.3%, from March 31, 1999. While the Company experienced growth in all types of deposit accounts from March 31, 1999 to March 31, 2000, more than half of the year-to-year increase was attributable to money market savings accounts. Most of the increase in deposit levels from year-end 1999 was in time deposits of $100,000 or more.

Shareholders' equity decreased $1.6 million during the first three months of 2000, as net income of $3.2 million was more than offset by cash dividends of $1.4 million, common stock treasury repurchases of $2.7 million and net unrealized securities losses of $594 thousand. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity. The Company paid a $.19 cash dividend per share for first quarter of 2000, which followed dividends of $.19 and $.184 for the prior two quarters. The Company recently announced a $.20 dividend for the second quarter of 2000.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balances by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Demand Deposits	$106,321	$110,530	$113,718	$102,758	$ 97,809
Interest-Bearing Demand Deposits	191,009	200,200	187,703	184,936	187,791
Regular and Money Market Savings	173,197	164,204	170,205	164,682	162,029
Time Deposits of $100,000 or More	137,385	132,599	120,835	138,948	122,342
Other Time Deposits	200,354	197,132	193,532	194,036	196,656
Total Deposits	$808,266	$804,665	$785,993	$785,360	$766,627

Percentage of Average Quarterly Deposits
	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Demand Deposits	13.2%	13.7%	14.5%	13.1%	12.8%
Interest-Bearing Demand Deposits	23.6	24.9	23.9	23.5	24.5
Regular and Money Market Savings	21.4	20.4	21.6	21.0	21.1
Time Deposits of $100,000 or More	17.0	16.5	15.4	17.7	16.0
Other Time Deposits	24.8	24.5	24.6	24.7	25.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. The Company experienced growth in all categories of deposits from March 1999 to March 2000, with typical seasonal fluctuations for money market savings accounts and time deposits of $100,000 or more due to the timing of municipal deposits. The deposit growth during the period was achieved through the Company's existing base of branches. The Company has announced plans to open two new branches, in the Ticonderoga and Saratoga Springs, New York market areas.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.72	2.76	2.63	2.62	2.62
Regular and Money Market Savings	2.49	2.21	2.21	2.21	2.26
Time Deposits of $100,000 or More	5.55	5.23	4.91	4.83	4.96
Other Time Deposits	5.07	4.97	4.92	5.04	5.21
Total Deposits	3.38	3.21	3.07	3.18	3.24

Key Interest Rate Changes 1998 - 2000
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. In the last half of 1999 and the first quarter of 2000, the Federal Reserve Board took actions resulting in five successive 25 basis point increases in the prevailing federal funds and prime interest rates. The Company experienced a resulting increase in the total cost of deposits during the fourth quarter of 1999 and the first quarter of 2000, after a lagging period to reflect deposit repricing.

As of this Report date, the perception is widespread that the Federal Reserve Bank may act to cause further, perhaps substantial, increases in prevailing interest rates in upcoming periods of 2000, in response to continuing signs that the economy is expanding rapidly and consumer spending is accelerating. Management shares the expectation of a rising rate environment, and anticipates that the Company may experience enhanced pressure on net interest margins in forthcoming periods, of the sort that the Company and financial institutions generally have experienced in recent years during transitional periods of rising interest rates.

Non-Deposit Sources of Funds

In the recent past, non-deposit sources of funds for the Company have included federal funds purchases, repurchase agreements (essentially a substitute deposit product) and tax deposit balances with the U.S. Treasury. Since 1998, the Company has borrowed under a variety of programs from the Federal Home Loan Bank ("FHLB"), including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances." These convertible advances have maturities of 5 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.50%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

Loan Trends

The following two tables present the quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Commercial and Commercial Real Estate	$122,873	$113,402	$111,655	$111,868	$105,353
Residential Real Estate	202,856	203,302	201,551	195,395	189,293
Home Equity	29,720	29,743	29,853	30,355	31,787
Indirect Consumer Loans	263,538	248,584	224,349	202,540	183,792
Direct Consumer Loans	40,698	40,137	39,416	40,649	42,886
Credit Card Loans	6,356	6,363	6,381	6,499	6,691
Total Loans	$666,041	$641,531	$613,205	$587,306	$559,802

Percentage of Quarterly Average Loans
	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Commercial and Commercial Real Estate	18.4%	17.7%	18.2%	19.0%	18.8%
Residential Real Estate	30.5	31.7	32.9	33.3	33.8
Home Equity	4.5	4.6	4.9	5.2	5.7
Indirect Consumer Loans	39.5	38.7	36.6	34.5	32.8
Direct Consumer Loans	6.1	6.3	6.4	6.9	7.7
Credit Card Loans	1.0	1.0	1.0	1.1	1.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased at a steady pace over the five most recent quarters. While all categories of loans, except for home equity and credit card loans, experienced absolute increases over the five-quarter period, indirect consumer loans represented the fastest growing area of the loan portfolio, increasing from 33% of the portfolio in the first quarter of 1999 to 40% in the first quarter of 2000. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. The Company also experienced strong demand for residential real estate loans during the first three quarters of 1999 and total outstandings in this sector increased significantly. In the past two quarters, however, demand and outstandings in the residential real estate area have flattened.

Commercial and commercial real estate loans, while increasing in absolute balances, have remained fairly steady as a percentage of total loans over the past five quarters. The Company experiences cyclical growth in these loan balances during the first two quarters of each year, as business enterprises prepare for the important summer tourism industry. The Company continues to place most of its sales efforts in the areas of indirect lending and commercial lending, and expects that these trends will continue.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Commercial and Commercial Real Estate	9.01%	8.90%	8.87%	8.76%	8.94%
Residential Real Estate	7.57	7.40	7.41	7.55	7.70
Home Equity	8.73	8.65	8.78	8.45	8.45
Indirect Consumer Loans	7.74	7.68	7.71	7.77	7.88
Direct Consumer Loans	8.97	9.03	9.02	9.02	9.03
Credit Card Loans	14.78	13.70	14.51	15.05	15.70
Total Loans	8.11	8.00	8.03	8.09	8.23

As discussed in the preceding sections of this Report on deposits trends, prevailing interest rates have increased steadily in recent quarters and it is expected that this trend may continue. The yield on the Company's loan portfolio has been and will continued to be affected by these rate changes. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, which reprice at current rates as new loans are generated.

As in the case of deposits, there is a lag time between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's loan portfolio. This lag period of the loan portfolio can be one or even two quarters in duration. Although the Federal Reserve Board's actions caused prevailing interest rates to increase steadily over the three quarters ended March 31, 2000, the Company did not experience any significant increase in its total loan portfolio yield until the first quarter of 2000.

Moreover, the lag period for the Company's loan portfolio may be somewhat longer and more protracted than the lag period for the repricing impact on its deposit portfolio. There are a number of reasons for this, including the restraining influence on the Company's efforts to reprice upward its loan portfolio exerted by the high levels of competition it faces for loan products in its geographic market. The result, historically, has been downward pressure on net interest margins during transitional periods when interest rates are increasing.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2000	Dec 1999	Sep 1999	Jun 1999	Mar 1999
Loan Balances:
Period-End Loans	$679,092	$655,820	$626,171	$600,831	$573,918
Average Loans, Year-to-Date	666,041	600,719	586,966	573,630	559,802
Period-End Assets	1,028,850	1,001,107	983,172	954,354	941,268

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period	$ 7,784	$ 6,742	$ 6,742	$ 6,742	$ 6,742
Provision for Loan Losses, Y-T-D	405	1,424	1,092	728	364
Net Charge-offs, Y-T-D	(149)	(382)	(170)	(4)	(149)
Allowance for Loan Losses, End of Period	$ 8,040	$ 7,784	$ 7,664	$ 7,466	$ 6,957

Nonperforming Assets:
Nonaccrual Loans	$1,583	$1,790	$1,679	$1,372	$2,512
Loans Past due 90 Days or More
and Still Accruing Interest	492	307	202	608	96
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,075	2,097	1,881	1,980	2,608
Repossessed Assets	135	62	29	34	38
Other Real Estate Owned	540	586	468	708	606
Total Nonperforming Assets	$2,750	$2,745	$2,378	$2,722	$3,252

Performance Ratios:
Allowance to Nonperforming Loans	387.47%	371.20%	407.44%	377.07%	266.76%
Allowance to Period-End Loans	1.18	1.19	1.22	1.24	1.21
Provision to Average Loans (annualized)	0.24	0.24	0.25	0.25	0.26
Net Charge-offs to Average Loans (annualized)	0.09	0.06	0.04	0.00	0.11
Nonperforming Assets to Loans,
OREO & Repossessed Assets	0.40	0.42	0.38	0.45	0.57
Nonperforming Assets to Total Assets	0.27	0.27	0.24	0.29	0.35

The Company's nonperforming assets at March 31, 2000 amounted to $2.8 million, virtually unchanged from December 31, 1999. At period-end, nonperforming assets represented .40% of loans, other real estate owned and repossessed assets, a decrease from .42% at year-end 1999 and from .57% at March 31, 1999. At December 31, 1999, this ratio for the Company's peer group was .80%.

On an annualized basis, the ratio of the 2000 first quarter net charge-offs to average loans was .09%, two basis points lower than the annualized ratio of net charge-offs to average loans of .11% in the comparable 1999 period. The provision for loan losses was $405 thousand for the first quarter of 2000, compared to a provision of $364 thousand for the first quarter of 1999. The provision as a percentage of average loans (annualized) was .24% for the first quarter of 2000 down 2 basis points from the .26% ratio for the comparable 1999 period, but 15 basis points higher than the ratio of net charge-offs to average loans (annualized) for the 2000 period. The increase in the provision for loan losses from $364 thousand in first quarter of 1999 to $405 thousand for the first quarter of 2000 reflects the change in the mix of the loan portfolio, an increase in the level of loans outstanding and an increase in the proportion of higher-risk commercial and automobile loans than in the past.

The allowance for loan losses at March 31, 2000 amounted to $8.0 million. The ratio of the allowance to outstanding loans at March 31, 2000, was 1.18%, slightly lower than the ratio at December 31, 1999.

CAPITAL RESOURCES

Shareholders' equity decreased $1.6 million during the first three months of 2000, as net income of $3.2 million was more than offset by cash dividends of $1.4 million, common stock treasury repurchases of $2.7 million and net unrealized securities losses of $594 thousand. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The recently enacted Financial Modernization Act also ties the ability of banking organizations to engage in certain types of bank-related activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of March 31, 2000, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	6.86	10.29	11.49
Glens Falls National Bank & Trust Co.	6.90	10.85	12.05
Saratoga National Bank & Trust Co.	7.42	8.73	13.05

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at March 31, 2000 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 of a dollar. Per share amounts and market prices have been adjusted for the 1999 five for four stock split.

On April 14 2000, the Company announced the 2000 second quarter dividend of $.20 payable on June 15, 2000.

Quarterly Per Share Stock Prices and Dividends

(Restated for Stock Dividends and Splits)

				Cash
		Sales Price		Dividends
		High	Low	Declared
1999	1st Quarter	$22.500	$20.625	$.176
	2nd Quarter	21.875	21.125	.176
	3rd Quarter	21.125	20.625	.184
	4th Quarter	20.750	16.875	.190

2000	1st Quarter	$19.750	$17.625	$.190
	2nd Quarter (payable June 15, 2000)			.200

	2000	1999
First Quarter Diluted Earnings Per Share, Based on Core Net Income	$.43	$.39
Dividend Payout Ratio: (Second quarter dividends as
a percent of first quarter core diluted earnings per share)	44.19%	45.13%
Book Value Per Share	$9.71	$9.97
Tangible Book Value Per Share	8.14	8.34

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

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources, such as credit lines with the Federal Home Loan Bank, and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives. The Company has not used brokered certificates of deposit in recent periods.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2000 Compared With

Three Months Ended March 31, 1999

Summary of Earnings Performance

(Dollars in Thousands)
	Quarter Ending
	Mar 2000	Mar 1999	Change	% Change
Net Income	$3,181	$3,088	$ 93	3.0%
Diluted Earnings Per Share	.43	.39	.04	10.3
Return on Average Assets	1.27%	1.34%	(.07)%	(5.2)
Return on Average Equity	18.03%	16.17%	1.86%	11.5

The Company reported earnings of $3.2 million for the first quarter of 2000, an increase of $93 thousand, or 3.0%, above the total for the 1999 quarter. Diluted earnings per share of $.43 for 2000 represented an increase of 10.3% over the $.39 earnings per share for the 1999 quarter. Earnings in the 2000 period included, on an after tax basis, $2 thousand of net securities losses. There were no securities sales in the 1999 period. On a core earnings basis, diluted earnings per share was equal to reported earnings per share for both periods.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2000	Mar 1999	Change	% Change
Interest and Dividend Income	$18,197	$16,485	$1,712	10.4%
Interest Expense	8,374	6,955	1,419	20.4
Net Interest Income	$ 9,823	$ 9,530	$ 293	3.1

Taxable Equivalent Adjustment	361	317	44	13.9%

Average Earning Assets (1)	$952,623	$878,722	$73,901	8.4%
Average Paying Liabilities	819,554	740,088	79,556	10.7

Yield on Earning Assets (1)	7.68%	7.61%	0.07%	0.9
Cost of Paying Liabilities	4.11	3.81	0.30	7.9
Net Interest Spread	3.57	3.80	(0.23)	(6.1)
Net Interest Margin	4.15	4.40	(0.25)	(5.7)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 25 basis points from the first quarter of 1999 to the first quarter of 2000. During a period of rising rates over the past nine months, the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced. This was discussed further in the above sections of this Report entitled "Deposit Trends" and "Loan Trends."

The provision for loan losses was $405 thousand and $364 thousand for the quarters ended March 31, 2000 and 1999, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Quarter Ending
	Mar 2000	Mar 1999	Change	% Change
Income from Fiduciary Activities	$ 905	$ 799	$106	13.3%
Fees for Other Services to Customers	1,149	1,019	130	12.8
Net Losses on Securities Transactions	(4)	---	(4)	---
Other Operating Income	259	226	33	14.6
Total Other Income	$2,309	$2,044	$265	13.0

Other income for the first quarter of 2000 included $4 thousand of net securities losses on the sale of $7.0 million of securities from the available-for-sale portfolio. There were no securities sales in the 1999 period. Without regard to securities transactions, total other income for 2000 increased $269 thousand, or 13.2%, from 1999.

Income from fiduciary activities totaled $905 thousand for the first quarter of 2000, an increase of $106 thousand, or 13.3%, from the first quarter of 1999. Trust assets under administration at March 31, 2000 amounted to $699 million, an increase of $70 million, or 11.1%, from March 31, 1999. $53.7 million of the increase was attributable to new accounts during the twelve month period ended March 31, 2000.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.1 million for the first quarter of 2000, an increase of $130 thousand, or 12.8%, from the 1999 first quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $259 thousand, an increase of $33 thousand, or 14.6%, from the first quarter of 1999. The period-to-period increase was primarily attributable to an increase in fees from processing credit card portfolios for other financial institutions.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2000	Mar 1999	Change	% Change
Salaries and Employee Benefits	$3,841	$3,688	$ 153	4.1%
Occupancy Expense of Premises, Net	489	469	20	4.3
Furniture and Equipment Expense	641	579	62	10.7
Other Operating Expense	1,847	1,729	118	6.8
Total Other Expense	$6,818	$6,465	$ 353	5.5

Efficiency Ratio	54.32%	53.90%	( .42)	(0.8)

Other expense for the first quarter of 2000 was $6.8 million, an increase of $353 thousand, or 5.5%, over the expense for the first quarter of 1999.

For the quarter ended March 31, 2000, the Company's efficiency ratio was 54.32%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 56.27%, which compares favorably to the Company's December 31, 1999 peer group ratio of 61.09%.

Salaries and employee benefits expense increased $153 thousand, or 4.1%, from the first quarter of 1999 to the first quarter of 2000. This increase was attributable to normal salary increases and staff additions. On an annualized basis, total personnel expense to average assets was 1.53% for the first quarter of 2000. At December 31, 1999, the ratio for the Company's peer group was 1.56%, slightly higher than the Company's ratio.

Occupancy expense was $489 thousand for the first quarter of 2000, a $20 thousand increase, or 4.3%, over the first quarter of 1999. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $641 thousand for the first quarter of 2000, a $62 thousand increase, or 10.7%, over the first quarter of 1999, primarily attributable to increased equipment depreciation expense resulting from the upgrading of computer equipment as part of the Year 2000 Readiness program.

Other operating expense was $1.8 million for the first quarter of 2000, an increase of $118 thousand, or 6.8%, from the first quarter of 1999. The increase, in general, was attributable to the overall growth of the Company. However, the Company did experience additional expenses for an increase in the FDIC insurance rate and additional legal and professional expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Mar 2000	Mar 1999	Change	% Change
Provision for Income Taxes	$1,367	$1,340	$ 27	2.0%
Effective Tax Rate	30.06%	30.26%	(0.20)%	(0.7)

The provision for federal and state income taxes amounted to $1.4 million and $1.3 million for the first quarter of 2000 and 1999, respectively. The Company experienced only a slight decrease in the effective tax rate from the first quarter of 1999 to the first quarter of 2000.

YEAR 2000 DISCLOSURE

Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers. However, while no such occurrence has developed, Y2K problems may yet arise, perhaps traceable to systemic flaws that were not immediately apparent. Therefore, the Company will continue to monitor Y2K issues and work to remedy any difficulties that arise. Although the Company expects that its business will not be materially impacted, such future events cannot be known with certainty.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the credit risk in the Company's loan portfolio and its liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market prices or market rates, including prevailing interest rates, will make the Company's position less valuable.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. At March 31, 2000, the results of the sensitivity analyses were within the parameters established by the Company's ALCO Policy. The Company's sensitivity analysis procedures and models have been tested by the upward movement in prevailing rates of the preceding nine month period. The model projected some downward pressure on net interest margin in a rising-rate environment and this has been borne out by developments over the last quarter. The model projects continuing moderate pressure on margins if interest rates continue to rise in forthcoming periods.

The hypothetical estimates generated by the analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other speculative assumptions. While the assumptions are developed based upon current economic and local market conditions, the Company cannot give any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held April 14, 2000, shareholders elected the following directors to the classes listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
John J. Carusone, Jr., Class B	2003	6,156,295	101,434	---
David G. Kruczlnicki, Class B	2003	6,111,992	145,992	---
David L. Moynehan, Class B	2003	6,175,267	82,462	---
Jan-Eric O. Bergstedt, Class C	2001	6,174,581	83,148	---
Richard J. Reisman, D.M.D., Class A	2002	6,171,077	86,652	---

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule (Submitted with electronic filing only)

No Current Reports were filed on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 12, 2000 s/Thomas L. Hoy

Thomas L. Hoy, President and

Chief Executive Officer

Date: May 12, 2000 s/John J. Murphy

John J. Murphy, Executive Vice

President, Treasurer and CFO

(Principal Financial Officer and

Principal Accounting Officer)