Form 10-Q
period 2000-06-30
ARROW FINANCIAL CORP
filed 2000-08-10
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2000
Common Stock, par value $1.00 per share	7,259,277

ARROW FINANCIAL CORPORATION

FORM 10-Q

JUNE 30, 2000

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

Consolidated Statements of Income for the
Three Month and Six Month Periods ended June 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the
Six Month Periods Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2000 and 1999

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	6/30/2000	12/31/1999
ASSETS
Cash and Due from Banks	$ 25,420	$ 28,073
Federal Funds Sold	---	---
Cash and Cash Equivalents	25,420	28,073

Securities Available-for-Sale	235,606	228,364
Securities Held-to-Maturity (Approximate Fair Value of
$61,938 in 2000 and $54,462 in 1999)	62,609	55,467

Loans	699,061	655,820
Allowance for Loan Losses	(8,356)	(7,784)
Net Loans	690,705	648,036

Premises and Equipment, Net	12,405	11,773
Other Real Estate and Repossessed Assets, Net	614	648
Other Assets	27,451	28,746
Total Assets	$1,054,810	$1,001,107

LIABILITIES
Deposits:
Demand	$ 117,364	$ 105,817
Regular Savings, N.O.W. & Money Market Deposit Accounts	379,354	365,163
Time Deposits of $100,000 or More	137,217	126,419
Other Time Deposits	204,438	197,798
Total Deposits	838,373	795,197
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	54,127	25,688
Other Short-Term Borrowings	2,652	5,333
Federal Home Loan Bank Advances	70,000	85,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	12,060	12,602
Total Liabilities	982,212	928,820

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 2000 and 1999)	9,496	9,496
Surplus	85,458	85,480
Undivided Profits	17,703	14,052
Accumulated Other Comprehensive Loss	(4,375)	(4,270)
Unallocated ESOP Shares (111,956 Shares in 2000 and 102,021
Shares in 1999)	(2,360)	(2,173)
Treasury Stock, at Cost (2,124,363 Shares in 2000 and
1,961,576 Shares in 1999)	(33,324)	(30,298)
Total Shareholders' Equity	72,598	72,287
Total Liabilities and Shareholders' Equity	$1,054,810	$1,001,107

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2000	1999	2000	1999
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,969	$11,783	$27,326	$23,090
Interest on Federal Funds Sold	149	133	212	316
Interest and Dividends on Securities Available-for-Sale	3,928	4,038	7,695	7,867
Interest on Securities Held-to-Maturity	699	612	1,348	1,461
Total Interest and Dividend Income	18,745	16,566	36,581	32,734

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,289	1,674	4,183	3,172
Other Deposits	5,329	4,555	10,220	9,185
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	398	387	767	636
Other Short-Term Borrowings	65	33	116	63
Federal Home Loan Bank Advances	1,053	564	2,103	1,112
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	---	238	---
Total Interest Expense	9,253	7,213	17,627	14,168
NET INTEREST INCOME	9,492	9,353	18,954	18,566
Provision for Loan Losses	377	364	782	728
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,115	8,989	18,172	17,838

OTHER INCOME
Income from Fiduciary Activities	911	818	1,816	1,617
Fees for Other Services to Customers	1,334	1,182	2,483	2,202
Net Losses on Securities Transactions	---	---	(4)	---
Other Operating Income	247	208	493	413
Total Other Income	2,492	2,208	4,788	4,232

OTHER EXPENSE
Salaries and Employee Benefits	3,874	3,737	7,715	7,425
Occupancy Expense of Premises, Net	492	460	981	929
Furniture and Equipment Expense	640	623	1,281	1,202
Other Operating Expense	1,913	1,924	3,747	3,633
Total Other Expense	6,919	6,744	13,724	13,189

INCOME BEFORE PROVISION FOR INCOME TAXES	4,688	4,453	9,236	8,881
Provision for Income Taxes	1,377	1,337	2,744	2,677
NET INCOME	$ 3,311	$ 3,116	$ 6,492	$ 6,204

Average Shares Outstanding:
Basic	7,262	7,681	7,301	7,724
Diluted	7,319	7,787	7,370	7,831

Per Common Share:
Basic Earnings	$ .46	$ .41	$ .89	$ .80
Diluted Earnings	.45	.40	.88	.79
Dividends Declared	.20	.18	.39	.35

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
					Other Com-	Unallo-
					prehensive	cated
	Shares	Common		Undivided	(Loss)	ESOP	Treasury
	Issued	Stock	Surplus	Profits	Income	Shares	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(4,270)	$(2,173)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,492	---	---	---	6,492
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	61	---	---	61
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $281)	---	---	---	---	(166)	---	---	(166)
Other Comprehensive Loss								(105)
Comprehensive Income								6,387

Cash Dividends Declared,
$.39 per Share	---	---	---	(2,841)	---	---	---	(2,841)
Purchase of Treasury Stock
(171,000 Shares)	---	---	---	---	---	---	(3,097)	(3,097)
Stock Options Exercised (8,213 Shares)	---	---	(7)	---	---	---	71	64
Acquisition of Common Stock
by ESOP (15,000 Shares)	---	---	---	---	---	(302)	---	(302)
Allocation of ESOP Stock
(5,065 Shares)	---	---	(15)	---	---	115	---	100
Balance at June 30, 2000	9,495,596	$9,496	$85,458	$17,703	$(4,375)	$(2,360)	$(33,324)	$72,598

Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$ 579	$(1,555)	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,204	---	---	---	6,204
Net Unrealized Gain on Securities
Transferred from Held-to-Maturity
to Available-for-Sale Upon the
Adoption of SFAS No. 133 (Pre-tax $177)	---	---	---	---	105	---	---	105
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $5,106)	---	---	---	---	(3,020)	---	---	(3,020)
Other Comprehensive Loss								(2,915)
Comprehensive Income								3,289

Cash Dividends Declared,
$.352 per Share	---	---	---	(2,715)	---	---	---	(2,715)
Stock Options Exercised
(18,424 Shares)	---	---	25	---	---	---	157	182
Tax Benefit for Disposition of
Stock Options	---	---	81	---	---	---	---	81
Purchase of Treasury Stock
(151,773 Shares)	---	---	---	---	---	---	(3,329)	(3,329)
Acquisition of Common Stock
by ESOP (11,250 Shares)	---	---	---	---	---	(255)	---	(255)
Allocation of ESOP Stock (9,149 Shares)	---	---	---	---	---	210	---	210
Balance at June 30, 1999	7,596,477	$7,596	$87,368	$ 10,210	$ (2,336)	$(1,600)	$(26,629)	$74,609

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)
	Six Months
	Ended June 30,
	2000	1999
Operating Activities:
Net Income	$ 6,492	$ 6,204
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	782	728
Provision for Other Real Estate Owned Losses	---	34
Depreciation and Amortization	1,197	953
Compensation Expense for Allocated ESOP Shares	100	210
Losses on the Sale of Securities Available-for-Sale	4	---
Proceeds from the Sale of Loans Held-for-Sale	1,818	2,262
Net Losses (Gains) on the Sale of Loans, Premsises and Equipment,
Other Real Estate Owned and Repossessed Assets	(34)	24
Decrease (Increase) in Deferred Tax Assets	277	(144)
Decrease (Increase) in Interest Receivable	(713)	(50)
Increase (Decrease) in Interest Payable	107	(71)
Decrease (Increase) in Other Assets	1,245	(503)
Increase (Decrease) in Other Liabilities	(648)	(2,014)
Net Cash Provided By Operating Activities	10,627	7,633

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	7,004	---
Proceeds from the Maturities and Calls of Securities Available-for-Sale	15,272	90,920
Purchases of Securities Available-for-Sale	(29,878)	(55,449)
Proceeds from the Maturities of Securities Held-to-Maturity	241	1,824
Purchases of Securities Held-to-Maturity	(7,397)	(10,373)
Net Increase in Loans	(45,545)	(57,277)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	436	172
Purchase of Premises and Equipment	(1,171)	(769)
Net Cash Used In Investing Activities	(61,038)	(30,952)

Financing Activities:
Net Increase (Decrease) in Deposits	43,176	(7,894)
Net Increase in Short-Term Borrowings	25,758	22,842
Federal Home Loan Bank Advances	30,000	5,000
Federal Home Loan Bank Repayments	(45,000)	---
Purchase of Treasury Stock	(3,097)	(3,329)
Exercise of Stock Options	64	182
Tax Benefit for Disposition of Stock Options	---	81
Acquisition of Common Stock by ESOP	(302)	(255)
Cash Dividends Paid	(2,841)	(2,715)
Net Cash Provided By Financing Activities	47,758	13,912
Net Decrease in Cash and Cash Equivalents	(2,653)	(9,407)
Cash and Cash Equivalents at Beginning of Period	28,073	30,746
Cash and Cash Equivalents at End of Period	$25,420	$21,339

Supplemental Cash Flow Information:
Interest Paid	$17,520	$14,240
Income Taxes Paid	2,347	4,671
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	287	318
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of
SFAS No. 133 at Amortized Cost (Fair Value of $20,736)	---	20,559

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

JUNE 30, 2000

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999; the results of operations for the three month and six month periods ended June 30, 2000 and 1999; the changes in shareholders' equity for the six month periods ended June 30, 2000 and 1999; and the cash flows for the six month periods ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2000 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1999, included in the Company's 1999 Form 10-K.

2. Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of June 30, 2000 and December 31, 1999:

	2000	1999
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ ---	$ (61)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(4,375)	(4,209)
Total Accumulated Other Comprehensive (Loss) Income	$ (4,375)	$ (4,270)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 2000 and 1999.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2000:
Basic EPS	$3,311	7,262	$.46
Dilutive Effect of Stock Options	---	57
Diluted EPS	$3,311	7,319	$.45

For the Three Months Ended June 30, 1999:
Basic EPS	$3,116	7,681	$.41
Dilutive Effect of Stock Options	---	106
Diluted EPS	$3,116	7,787	$.40

For the Six Months Ended June 30, 2000:
Basic EPS	$6,492	7,301	$.89
Dilutive Effect of Stock Options	---	69
Diluted EPS	$6,492	7,370	$.88

For the Six Months Ended June 30, 1999:
Basic EPS	$6,204	7,724	$.80
Dilutive Effect of Stock Options	---	107
Diluted EPS	$6,204	7,831	$.79

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts) Continued

During the 2000 and 1999 periods, options to purchase 176 and 120 shares of common stock, respectively, at an average price of $21.67 and $22.42, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire November 26, 2007 through December 15, 2009 were still outstanding as of June 30, 2000.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

July 14, 2000

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2000

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Net Income	$3,311	$3,181	$3,261	$3,394	$3,116
Net Securities Losses, Net of Tax	---	(2)	(2)	---	---

Diluted Earnings Per Share	.45	.43	.43	.44	.40
Diluted Earnings Per Share, Based on Core Net Income [1]	.45	.43	.44	.44	.40
Diluted Earnings Per Share, Cash Basis [2]	.47	.45	.46	.46	.42

Return on Average Assets	1.27%	1.27%	1.29%	1.39%	1.30%
Return on Average Equity	18.84	18.03	17.53	18.08	16.34
Net Interest Margin [3]	4.01	4.15	4.18	4.38	4.29
Efficiency Ratio [4]	53.91	54.32	54.30	52.43	52.42

Total Average Assets	$1,050,342	$1,010,627	$1,005,169	$970,362	$961,953
Tier 1 Leverage Ratio	6.74%	6.86%	6.98%	6.78%	6.79%
Book Value per Share	$10.00	$9.71	$9.73	$9.89	$9.75
Tangible Book Value per Share	8.46	8.14	8.13	8.31	8.14

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

The Company reported earnings of $3.3 million for the second quarter of 2000, an increase of $195 thousand, or 6.3%, as compared to $3.1 million for the second quarter of 1999. Diluted earnings per share were $.45 and $.40 for the two respective periods for a period to period increase of $.05, or 12.5%. On a year-to-date basis, net income was $6.5 million for the first six months of 2000, an increase of $288 thousand, or 4.6%, as compared to earnings of $6.2 million for the 1999 period. Diluted earnings per share for the six month periods were $.88 and $.79, respectively, a period-to-period increase of $.09, or 11.4%. For both the quarterly and six month comparative periods, the percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due primarily to the effect of a lower number of average shares outstanding in the 2000 periods.

The returns on average assets were 1.27% and 1.30% for the second quarter of 2000 and 1999, respectively. The returns on average equity were 18.84% and 16.34% for the second quarter of 2000 and 1999, respectively. On a year-to-date basis, the returns on average assets were 1.27% and 1.32% for the first six months of 2000 and 1999, respectively. The returns on average equity were 18.44% and 16.26% for the first six months of 2000 and 1999, respectively. Again, the improved return on equity in the 2000 periods directly reflected a more efficient utilization of capital in the current year, as total equity levels remained relatively constant compared to the prior year periods while total asset levels increased significantly.

Total assets were $1,054.8 million at June 30, 2000 which represented an increase of $53.7 million, or 5.4%, from December 31, 1999, and an increase of $100.5 million, or 10.5%, above the level at June 30, 1999. Nearly all of the increase in total assets from June 30, 1999 was attributable to an increase in the loan portfolio.

During the first six months of 2000, shareholders' equity increased only $311 thousand to $72.6 million, as net income of $6.5 million was offset by, among other things, cash dividends of $2.8 million and $3.1 million used to reacquire the Company's common stock. Despite a significant increase in total assets without a corresponding increase in total shareholders' equity, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and both Company banks qualified as "well-capitalized" under federal bank guidelines. Management is not able to predict whether total assets will continue to expand more rapidly than total shareholders' equity or whether return on average equity will continue to improve. Efficient utilization of capital remains a high priority of the Company, however.

Sale of Credit Card Portfolio and Servicing Business

For several years the Company has serviced its own credit card portfolio as well as the credit card portfolios for several small financial institutions. The Company recently determined that it will no longer engage in the consumer credit card servicing business and that it will transfer the business as well as its existing consumer credit card balances to MBNA America Bank, N.A., an organization widely recognized as an industry leader. The decision to discontinue this activity was driven by the fact that the consumer credit card business, including both card issuance and account servicing, has increasingly become a commodity operation that requires great scale. The credit card customers are expected to receive a broader array of account benefits and extended customer service hours under MBNA's programs. It is anticipated that the transfer will take place in the third quarter of 2000. The Company will continue to manage its merchant credit card and debit card programs. The discontinuation of the consumer credit card servicing business and sale of the credit card portfolio is not expected to have any material impact on the Company's earnings or financial condition in the period in which the sale occurs or future periods.

G19

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Jun 2000	Dec 1999	Jun 1999	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ ---	$ ---	$ ---	$ ---	---	---
Securities Available for Sale	235,606	228,364	246,428	7,242	(10,822)	3.2	(4.4)
Securities Held to Maturity	62,609	55,467	52,624	7,142	9,985	12.9	19.0
Loans, Net of Unearned Income (1)	699,061	655,820	600,831	43,241	98,230	6.6	16.3
Allowance for Loan Losses	8,356	7,784	7,466	572	890	7.3	11.9
Earning Assets (1)	997,276	939,651	899,883	57,625	101,393	6.1	11.3
Total Assets	1,054,810	1,001,107	954,354	53,703	100,456	5.4	10.5

Demand Deposits	$117,364	$105,817	$103,951	$11,547	$13,413	10.9	12.9
NOW, Regular Savings &
Money Market Savings Accounts	379,354	365,163	348,873	14,191	30,481	3.9	8.7
Time Deposits of $100,000 or More	137,217	126,419	121,828	10,798	15,389	8.5	12.6
Other Time Deposits	204,438	197,798	193,051	6,640	11,387	3.4	5.9
Total Deposits	$838,373	$795,197	$767,703	$43,176	$70,670	5.4	9.2
Short-Term Borrowings	$ 56,779	$ 31,021	$ 46,874	$25,758	$ 9,905	83.0	21.1
Federal Home Loan Bank Advances	70,000	85,000	50,000	(15,000)	20,000	(17.6)	40.0
Shareholders' Equity	72,598	72,287	74,609	311	(2,011)	0.4	(2.7)

(1) Includes Nonaccrual Loans

Total assets at June 30, 2000 amounted to $1,054.8 million, an increase of $53.7 million, or 5.4%, from year-end 1999 and an increase of $100.5 million, or 10.5%, from June 30, 1999.

Total loans at June 30, 2000 amounted to $699.1 million, an increase of $43.2 million, or 6.6%, from December 31, 1999, and an increase of $98.2 million, or 16.3%, from June 30, 1999. Essentially all asset growth between June 30, 1999 and June 30, 2000, took the form of expansion in the loan portfolio. The increase primarily occurred in the indirect consumer, commercial and residential real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper. Loan growth was internally generated; no loans were purchased from outside originators nor did the Company acquire other banking operations between June 30, 1999 and June 30, 2000.

Total deposits of $838.4 million at June 30, 2000 increased $43.2 million, or 5.4%, from December 31, and increased $70.1 million, or 9.2%, from June 30, 1999. Most of the growth in deposit balances from June 30, 1999 was in the money market savings and time deposits of $100,000 or more categories.

Sources of short-term borrowings for the Company include federal funds purchased, repurchase agreements (essentially a substitute deposit product), tax deposit balances with the U.S. Treasury and borrowings from the Federal Home Loan Bank of New York ("FHLB"). Borrowings from the FHLB include fixed rate term notes, fixed rate convertible advances and variable rate instruments. Convertible advances have final maturities of 1-10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by new FHLB advances at the then prevailing market rate of interest.

Shareholders' equity increased $311 thousand to $72.6 million during the first six months of 2000, as net income of $6.5 million was offset by, among other things, cash dividends of $2.8 million and $3.1 million used to reacquire the Company's common stock. The Company paid a $.20 cash dividend during the second quarter of 2000 and $.19 for the first quarter of 2000. The Company recently announced a third quarter cash dividend of $.20 payable on September 15, 2000.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Demand Deposits	$111,530	$106,321	$110,530	$113,718	$102,758
Interest-Bearing Demand Deposits	189,536	191,009	200,200	187,703	184,936
Regular and Money Market Savings	189,062	173,197	164,204	170,205	164,682
Time Deposits of $100,000 or More	157,319	137,385	132,599	120,835	138,948
Other Time Deposits	201,645	200,354	197,132	193,532	194,036
Total Deposits	$849,092	$808,266	$804,665	$785,993	$785,360

Percentage of Average Quarterly Deposits
	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Demand Deposits	13.1%	13.2%	13.7%	14.5%	13.1%
Interest-Bearing Demand Deposits	22.3	23.6	24.9	23.9	23.5
Regular and Money Market Savings	22.3	21.4	20.4	21.6	21.0
Time Deposits of $100,000 or More	18.5	17.0	16.5	15.4	17.7
Other Time Deposits	23.8	24.8	24.5	24.6	24.7
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. The Company experienced growth in all categories of deposits from June 1999 to June 2000, with typical seasonal fluctuations for time deposits of $100,000 or more due to the timing of municipal deposits. The deposit growth during the period was achieved through the Company's existing base of branches. The Company has announced plans to open two new branches, in the Ticonderoga and Saratoga Springs, New York market areas.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.92	2.72	2.76	2.63	2.62
Regular and Money Market Savings	2.79	2.49	2.21	2.21	2.21
Time Deposits of $100,000 or More	5.85	5.55	5.23	4.91	4.83
Other Time Deposits	5.29	5.07	4.97	4.92	5.04
Total Deposits	3.61	3.38	3.21	3.07	3.18

Key Interest Rate Changes 1998 - 2000
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. In the last half of 1999 and the first quarter of 2000, the Federal Reserve Board took actions resulting in five successive 25 basis point increases in the prevailing federal funds and prime interest rates. In a more aggressive move, the Federal Reserve Board effected a 50 basis point increase at its May 2000 meeting. After a short period, the Company experienced a resulting increase in the total cost of its deposit liabilities during the fourth quarter of 1999 and the first two quarters of 2000. The average rate paid on all deposit liabilities increased by 43 basis points, from 3.18% to 3.61% from the second quarter of 1999 to the second quarter of 2000.

While not taking any interest rate action at the June 2000 meeting, the Federal Reserve Board has indicated that the series of interest rate increases may not be over. Management shares the expectation of a rising rate environment, and anticipates that the Company may experience continued pressure on net interest margins in forthcoming periods, of the sort that the Company and financial institutions generally have experienced in recent years during transitional periods of rising interest rates.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Commercial and Commercial Real Estate	$131,963	$122,873	$113,402	$111,655	$111,868
Residential Real Estate	203,712	202,856	203,302	201,551	195,395
Home Equity	29,623	29,720	29,743	29,853	30,355
Indirect Consumer Loans	278,410	263,538	248,584	224,349	202,540
Direct Consumer Loans	39,958	40,698	40,137	39,416	40,649
Credit Card Loans	6,295	6,356	6,363	6,381	6,499
Total Loans	$689,961	$666,041	$641,531	$613,205	$587,306

Percentage of Quarterly Average Loans
	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Commercial and Commercial Real Estate	19.1%	18.4%	17.7%	18.2%	19.0%
Residential Real Estate	29.5	30.5	31.7	32.9	33.3
Home Equity	4.3	4.5	4.6	4.9	5.2
Indirect Consumer Loans	40.4	39.5	38.7	36.6	34.5
Direct Consumer Loans	5.8	6.1	6.3	6.4	6.9
Credit Card Loans	0.9	1.0	1.0	1.0	1.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased at a steady pace over the five most recent quarters. The Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. As a percentage of the overall loan portfolio, indirect consumer loans increased from 35% in the second quarter of 1999 to 40% in the second quarter of 2000. The Company also experienced moderate demand for commercial and residential real estate loans, which grew in the total dollar amount outstanding but not as a percentage of the total loan portfolio. Residential real estate loans actually contracted as a percentage of the total loan portfolio, from 33.3% to 29.5%.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Commercial and Commercial Real Estate	9.18%	9.01%	8.90%	8.87%	8.76%
Residential Real Estate	7.62	7.57	7.40	7.41	7.55
Home Equity	9.02	8.73	8.65	8.78	8.45
Indirect Consumer Loans	7.80	7.74	7.68	7.71	7.77
Direct Consumer Loans	9.01	8.97	9.03	9.02	9.02
Credit Card Loans	14.55	14.78	13.70	14.51	15.05
Total Loans	8.19	8.11	8.00	8.03	8.09

As discussed in the preceding section of this Report on deposit trends, prevailing interest rates have increased steadily in recent quarters and it is expected that this trend may continue. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes. Many of the loans in the commercial portfolio have variable rates tied primarily to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, which reprice at current rates as new loans are generated.

Although the Federal Reserve Board's actions caused prevailing interest rates to increase steadily over the four quarters ended June 30, 2000, the Company did not experience any significant increase in its total loan portfolio yield until the first quarter of 2000. As in the case of deposits, there is a time lag between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's loan portfolio. Moreover, the lag period for repricing of the Company's loan portfolio is often somewhat longer than the lag period for the repricing of the deposit portfolio. There are a number of reasons for this, including: i) the interest rate repricing frequency for a number of loans is quarterly, annually or even longer, and, ii) the restraining influence on the Company's efforts to reprice upward its loan portfolio exerted by the high levels of competition it faces for loan products in its geographic market. The result, historically, has been downward pressure on net interest margins during transitional periods when interest rates are increasing.

This was the case for the Company during the 12-month period preceding June 30, 2000, as the taxable equivalent yield on the loan portfolio increased by only 10 basis points while the average rate paid on deposits increased by 43 basis points. Management anticipates that the average yield on the loan portfolio will continue to rise in immediately forthcoming periods, but is not able to estimate whether any such increases in yield will be sufficient to offset any future increases in the average rates paid on deposits, which management also expects.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2000	Mar 2000	Dec 1999	Sep 1999	Jun 1999
Loan Balances:
Period-End Loans	$699,061	$679,092	$655,820	$626,171	$600,831
Average Loans, Year-to-Date	678,001	666,041	600,719	586,966	573,630
Period-End Assets	1,054,810	1,028,850	1,001,107	983,172	954,354

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period	$ 7,784	$ 7,784	$ 6,742	$ 6,742	$ 6,742
Provision for Loan Losses, Y-T-D	782	405	1,424	1,092	728
Net Charge-offs, Y-T-D	(210)	(149)	(382)	(170)	(4)
Allowance for Loan Losses, End of Period	$ 8,356	$ 8,040	$ 7,784	$ 7,664	$ 7,466

Nonperforming Assets:
Nonaccrual Loans	$1,835	$1,583	$1,790	$1,679	$1,372
Loans Past due 90 Days or More
and Still Accruing Interest	211	492	307	202	608
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,046	2,075	2,097	1,881	1,980
Repossessed Assets	131	135	62	29	34
Other Real Estate Owned	483	540	586	468	708
Total Nonperforming Assets	$2,660	$2,750	$2,745	$2,378	$2,722

Performance Ratios:
Allowance to Nonperforming Loans	408.41%	387.47%	371.20%	407.44%	377.07%
Allowance to Period-End Loans	1.20	1.18	1.19	1.22	1.24
Provision to Average Loans (annualized)	0.23	0.24	0.24	0.25	0.25
Net Charge-offs to Average Loans (annualized)	0.06	0.09	0.06	0.04	0.00
Nonperforming Assets to Loans,
OREO & Repossessed Assets	0.38	0.40	0.42	0.38	0.45
Nonperforming Assets to Total Assets	0.25	0.27	0.27	0.24	0.29

The quality of the Company's loan portfolio remains strong and has not been negatively affected by the loan growth experienced in recent periods. Nonperforming assets at June 30, 2000 amounted to $2.7 million, with little change from December 31, 1999. At period-end, nonperforming assets represented .38% of loans, other real estate owned and repossessed assets, a decrease from .42% at year-end 1999 and from .45% at June 30, 1999. At December 31, 1999, this ratio for the Company's peer group was .80%.

On an annualized basis, the ratio of the year-to-date 2000 net charge-offs to average loans was .06%. Net charge-offs for the June 30, 1999 quarter included a large recovery. Without that recovery, net charge-offs to average loans would have been .11% for that year-to-date period. The provision for loan losses was $377 thousand for the second quarter of 2000, compared to a provision of $364 thousand for the second quarter of 1999. The provision as a percentage of average loans (annualized) was .23% for the first six months of 2000, down 2 basis points from the .25% ratio for the comparable 1999 period but still 17 basis points higher than the ratio of net charge-offs to average loans (annualized) for the current year period. The increase in the provision for loan losses from $364 thousand in second quarter of 1999 to $377 thousand for the second quarter of 2000 reflects an increase in the level of loans outstanding, and an increase in the proportion of higher-risk commercial and automobile loans than in the past.

The allowance for loan losses at June 30, 2000 amounted to $8.4 million. The ratio of the allowance to outstanding loans at June 30, 2000, was 1.20%, slightly higher than the ratio at December 31, 1999.

CAPITAL RESOURCES

Shareholders' equity increased $311 thousand to $72.6 million during the first six months of 2000. Net income of $6.5 million was partially offset by cash dividends of $2.8 million, $3.1 million used to reacquire the Company's common stock and $300 thousand allocated to the purchase of common stock for the Company's ESOP. Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP shares increased by $187 thousand, net, from December 31, 1999 to June 30, 2000.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The recently enacted Financial Modernization Act also ties the ability of banking organizations to engage in certain types of bank-related activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of June 30, 2000, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	6.76	10.25	11.46
Glens Falls National Bank & Trust Co.	6.94	10.91	12.12
Saratoga National Bank & Trust Co.	7.33	8.63	12.81

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at June 30, 2000 were above minimum capital standards for financial institutions. Additionally, even though management has consciously pursued a strategy in recent years of tightening equity ratios in the interest of enhancing the utilization of capital, the Company's and its subsidiary banks' capital ratios at June 30, 2000 continued to be above the "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 of a dollar. Per share amounts and market prices have been adjusted for the 1999 five for four stock split.

Quarterly Per Share Stock Prices and Dividends

(Restated for Stock Dividends)

				Cash
		Sales Price		Dividends
		High	Low	Declared
1999	1st Quarter	$22.500	$20.625	$.176
	2nd Quarter	21.875	21.125	.176
	3rd Quarter	21.125	20.625	.184
	4th Quarter	20.750	16.875	.190

2000	1st Quarter	$19.750	$17.625	$.190
	2nd Quarter	18.250	14.250	.200
	2nd Quarter (payable September 15, 2000)			.200

	2000	1999
Second Quarter Core Diluted Earnings Per Share	$.45	$.40
Dividend Payout Ratio: (Third quarter dividends as
a percent of second quarter core diluted earnings per share)	44.44%	46.00%
Book Value Per Share	$10.00	$9.75
Tangible Book Value Per Share	8.46	8.14

On July 28, 2000, the Company announced the 2000 third quarter dividend of $.20 payable on September 15, 2000.

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

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with off-balance sheet sources, such as credit lines with the Federal Home Loan Bank. The Company also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives. The Company has not used brokered certificates of deposit in recent periods.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended June 30, 2000 Compared With

Three Months Ended June 30, 1999

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	June 2000	June 1999	Change	% Change
Net Income	$3,311	$3,116	$195	6.3%
Diluted Earnings Per Share	.45	.40	.05	12.5
Return on Average Assets	1.27%	1.30%	(.03)%	(2.3)
Return on Average Equity	18.84%	16.34%	2.50%	15.3

The Company reported earnings of $3.3 million for the second quarter of 2000, an increase of $195 thousand, or 6.3%, over the second quarter of 1999. Diluted earnings per share of $.45 for the second quarter of 2000 represented an increase of $.05, or 12.5%, over the second quarter of 1999. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due to the reduced number of average shares outstanding in the 2000 quarter.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	June 2000	June 1999	Change	% Change
Interest and Dividend Income	$19,143	$16,908	$2,235	13.2%
Interest Expense	9,253	7,213	2,040	28.3
Net Interest Income	$ 9,890	$ 9,695	$ 195	2.0

Taxable Equivalent Adjustment	398	342	56	16.4

Average Earning Assets (1)	$991,235	$906,201	$85,034	9.4%
Average Paying Liabilities	853,455	764,171	89,284	11.7

Yield on Earning Assets (1)	7.77%	7.48%	0.29%	3.9%
Cost of Paying Liabilities	4.36	3.79	0.57	15.0
Net Interest Spread	3.41	3.69	(0.28)	(7.6)
Net Interest Margin	4.01	4.29	(0.28)	(6.5)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 28 basis points from the second quarter of 1999 to the second quarter of 2000. During a period of rising rates over the past twelve months, the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced. Moreover, the increase in average paying liabilities from June 1999 to June 2000 at 11.7% exceeded the increase in average earning assets at 9.4%. Interest rate trends and management's expectations of future changes in rates paid and earned by the Company on paying liabilities and earning assets were discussed further in the above sections of this Report entitled "Deposit Trends" and "Loan Trends."

The provisions for loan losses were $377 thousand and $364 thousand for the quarters ended June 30, 2000 and 1999, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	June 2000	June 1999	Change	% Change
Income From Fiduciary Activities	$ 911	$ 818	$ 93	11.4%
Fees for Other Services to Customers	1,334	1,182	152	12.9
Net Losses on Securities Transactions	---	---	---	---
Other Operating Income	247	208	39	18.8
Total Other Income	$2,492	$2,208	$284	12.9

Other income increased $284 thousand, or 12.9%, from the second quarter of 1999 to the second quarter of 2000.

Income from fiduciary activities was $911 thousand for the second quarter of 2000, an increase of $93 thousand, or 11.4%, between the two comparative quarters. Trust assets under administration were $703.1 million at June 30, 2000, an increase of $54.5 million, or 8.4% from June 30, 1999. The increase in assets under administration was attributable to a 19.0% increase in the number of accounts serviced, as well as to a general increase in the value of the stock portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.3 million for the second quarter of 2000, an increase of $152 thousand, or 12.9%, from the 1999 quarter. The increase was primarily attributable to an increase in service charges on deposit accounts, an increase in merchant credit card activity and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $247 thousand, an increase of $39 thousand, or 18.8%, from the second quarter of 1999. The increase was primarily attributable to an increase in third party credit card servicing income. As discussed above in the Overview section of this Report, the Company has decided to discontinue its consumer credit card servicing business and sell its credit card portfolio to MBNA America Bank. The transaction is expected to close in the third quarter of 2000. The discontinuation and sale of this business should not have a material impact on the Company's net income although other operating income.

There were no securities sales during the second quarter of 2000 or 1999.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	June 2000	June 1999	Change	% Change
Salaries and Employee Benefits	$3,874	$3,737	$ 137	3.7%
Occupancy Expense of Premises, Net	492	460	32	7.0
Furniture and Equipment Expense	640	623	17	2.7
Other Operating Expense	1,913	1,924	(11)	(0.6)
Total Other Expense	$6,919	$6,744	$ 175	2.6

Efficiency Ratio	53.91%	52.42%	(.56)%	(1.0)

Other (i.e. noninterest) expense increased $175 thousand, or 2.6%, from the second quarter of 1999 to the second quarter of 2000.

For the quarter ended June 30, 2000, the Company's efficiency ratio was 53.91%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 55.82%, which compares favorably to the Company's March 31, 2000 peer group ratio of 59.55%.

Salaries and employee benefits expense increased $137 thousand, or 3.7%, from the second quarter of 1999 to the second quarter of 2000. This increase was attributable to normal salary increases and staff additions. On an annualized basis, total personnel expense to average assets was 1.48% for the second quarter of 2000. At March 31, 2000, the ratio for the Company's peer group was 1.54%, slightly higher than the Company's ratio.

Occupancy expense was $492 thousand for the second quarter of 2000, a $32 thousand increase, or 7.0%, over the second quarter of 1999. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $640 thousand for the second quarter of 2000, a $17 thousand increase, or 2.7%, over the second quarter of 1999, primarily attributable to increased equipment depreciation expense resulting from the upgrading of computer equipment as part of the Year 2000 Readiness program.

Other operating expense was $1.9 million for the second quarter of 2000, a decrease of $11 thousand, or 0.6%, from the second quarter of 1999.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	June 2000	June 1999	Change	% Change
Provision for Income Taxes	$1,377	$1,337	$ 40	3.0%
Effective Tax Rate	29.37%	30.02%	(.65)%	(2.2)

The provision for federal and state income taxes amounted to $1.4 million and $1.3 million for the second quarter of 2000 and 1999, respectively. The Company experienced a decrease in the effective tax rate which was primarily attributable to a percentage increase in the level of tax exempt securities in the investment portfolio.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2000 Compared With

Six Months Ended June 30, 1999

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 2000	June 1999	Change	% Change
Net Income	$6,492	$6,204	$ 288	4.6%
Diluted Earnings Per Share	.88	.79	.09	11.4
Return on Average Assets	1.27%	1.32%	(.05)%	(3.8)
Return on Average Equity	18.44%	16.26%	2.18%	13.4

The Company's net income was $6.5 million for the first six months of 2000, an increase of $288 thousand, or 4.6%, as compared to earnings of $6.2 million for the first six months of 1999. Diluted earnings per share were $.88 for the first six months of 2000, an increase of $.09, or 11.4%, as compared to $.79 for the first six months of 1999. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income due to the lower number of average shares outstanding in the 2000 period.

The period-to-period change for the first six months of 2000 as compared to the first six months of 1999 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ended
	June 2000	June 1999	Change	% Change
Interest and Dividend Income	$37,340	$33,393	$ 3,947	11.8%
Interest Expense	17,627	14,168	3,459	24.4
Net Interest Income	$19,713	$19,225	$ 488	2.5

Taxable Equivalent Adjustment	759	659	100	15.2

Average Earning Assets (1)	$971,928	$892,538	$ 79,390	8.9
Average Paying Liabilities	836,504	753,704	82,800	11.0

Yield on Earning Assets (1)	7.73%	7.54%	0.19%	2.5
Cost of Paying Liabilities	4.24	3.79	0.45	11.9
Net Interest Spread	3.49	3.75	(0.26)	(6.9)
Net Interest Margin	4.08	4.34	(0.26)	(6.0)

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $488 thousand, or 2.5%, between the first six months of 1999 and the first six months of 2000. Although average earning assets increased by 8.9% between second quarter 1999 and second quarter 2000, the Company's net interest margin decreased by 26 basis points, or 6.0%, between the two periods, as interest-bearing liabilities repriced upward more rapidly than earning assets. The negative impact of a narrowing net interest margin was enhanced by the fact that interest-bearing liabilities also grew more rapidly than did earning assets between the two periods, 11.0% versus 8.9%.

The general reasons for the decline in the Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) are discussed earlier in the quarter-to-quarter comparison of net interest income, and in the sections on "Deposit Trends" and "Loan Trends."

The provisions for loan losses were $782 thousand and $728 thousand for the respective 2000 and 1999 six month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Six Months Ended
	June 2000	June 1999	Change	% Change
Income From Fiduciary Activities	$1,816	$1,617	$ 199	12.3%
Fees for Other Services to Customers	2,483	2,202	281	12.8
Net Losses on Securities Transactions	(4)	---	(4)	---
Other Operating Income	493	413	80	19.4
Total Other Income	$4,788	$4,232	$ 556	13.1

Other income increased $556 thousand, or 13.1%, from the first six months of 1999 to the first six months of 2000.

Income from fiduciary activities was $1.8 million for the first six months of 2000, an increase of $199 thousand, or 12.3%, from the first six months of 1999. Trust assets under administration were $703.1 million at June 30, 2000, an increase of $54.5 million, or 8.4% from June 30, 1999. The increase in assets under administration was attributable to a 19.0% increase in the number of accounts serviced, as well as to a general increase in the value of the stock portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $2.5 million for the first six months of 2000, an increase of $281 thousand, or 12.8%, from the 1999 period. The increase was primarily attributable to an increase in services charges on deposits, an increase in merchant credit card volume and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $493 thousand for the first six months of 2000, an increase of $80 thousand, or 19.4%, from the first six months of 1999. The increase was primarily attributable to an increase in fees for processing credit card portfolios for other financial institutions. See the discussion in the Overview section of this Report on the proposed discontinuation of the Company's consumer credit card servicing business and sale of its credit cart portfolio.

During the first six months of 2000, the Company recognized $4 thousand in losses on the sale of $7.0 million of securities in the available-for-sale portfolio. There were no securities sales during the 1999 period.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Six Months Ended
	June 2000	June 1999	Change	% Change
Salaries and Employee Benefits	$ 7,715	$ 7,425	$ 290	3.9%
Occupancy Expense of Premises, Net	981	929	52	5.6
Furniture and Equipment Expense	1,281	1,202	79	6.6
Other Operating Expense	3,747	3,633	114	3.1
Total Other Expense	$13,724	$13,189	$ 535	4.1

Efficiency Ratio	54.10%	54.15%	(0.05)%	0.1

Other (i.e. noninterest) expense was $13.7 million for the first six months of 2000, an increase of $535 thousand, or 4.1%, from the first six months of 1999.

For the six months ended June 30, 2000, the Company's efficiency ratio was 54.10%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 56.03%, which compares favorably to the Company's March 31, 2000 peer group ratio of 59.55%.

Salaries and employee benefits expense increased $290 thousand, or 3.9%, from the first six months of 1999 to the first six months of 2000. This increase was attributable to normal salary increases and staff additions. On an annualized basis, total personnel expense to average assets was 1.51% for the first six months of 2000. At March 31, 2000, the ratio for the Company's peer group was 1.54%, slightly higher than the Company's ratio.

Occupancy expense was $981 thousand for the first six months of 2000, a $52 thousand increase, or 5.6%, over the first six months of 1999. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $1.3 million for the first six months of 2000, a $79 thousand increase, or 6.6%, over the first six months of 1999, primarily attributable to increased equipment depreciation expense resulting from the upgrading of computer equipment as part of the Year 2000 Readiness program.

Other operating expense was $3.7 million for the first six months of 2000, an increase of $114 thousand, or 3.1%, from the first six months of 1999.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	June 2000	June 1999	Change	% Change
Provision for Income Taxes	$2,744	$2,677	$ 67	2.5%
Effective Tax Rate	29.71%	30.14%	(0.43)%	(1.4)

The provision for federal and state income taxes amounted to $2.7 million for the first six months of 2000 and 1999. The Company experienced a decrease in the effective tax rate which was primarily attributable to an increase in the level of tax exempt securities.

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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. Generally, assets reprice less rapidly than liabilities, especially deposit liabilities, an historical trend demonstrated once again in connection with the steady rise in prevailing interest rates over the preceding periods.

The ALCO utilizes the results of a detailed simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify maximum tolerance levels for net interest income exposure over a one year horizon, assuming no balance sheet growth and 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. At June 30, 2000, the results of the sensitivity analyses were within the parameters established by the Company's ALCO Policy.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of shareholders held April 14, 2000, shareholders elected the following directors to the classes listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
John J. Carusone, Jr., Class B	2003	6,156,295	101,434	---
David G. Kruczlnicki, Class B	2003	6,111,992	145,992	---
David L. Moynehan, Class B	2003	6,175,267	82,462	---
Jan-Eric O. Bergstedt, Class C *	2001	6,174,581	83,148	---
Richard J. Reisman, D.M.D., Class A *	2002	6,171,077	86,652	---

* First appointed to the Board of Directors to fill a newly created seat between the 1999 and 2000 annual meetings of shareholders.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 27 - Selected Financial Data

No Reports on Form 8-K were filed during the Second Quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 11, 2000	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: August 11, 2000	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)