Form 10-Q
period 2000-09-30
ARROW FINANCIAL CORP
filed 2000-11-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2000
Common Stock, par value $1.00 per share	7,246,427

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2000

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2000
and December 31, 1999

Consolidated Statements of Income for the
Three Month and Nine Month Periods ended September 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the
Nine Month Periods ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows for the
Nine Month Periods ended September 30, 2000 and 1999

Notes to Unaudited Consolidated Interim Financial Statements

Independent Auditors' Review Report

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	9/30/00	12/31/99
ASSETS
Cash and Due from Banks	$ 32,709	$ 28,073
Federal Funds Sold	---	---
Cash and Cash Equivalents	32,709	28,073

Securities Available-for-Sale	224,506	228,364
Securities Held-to-Maturity (Approximate Fair Value of
$62,699 in 2000 and $54,462 in 1999)	62,713	55,467

Loans	715,626	655,820
Allowance for Loan Losses	(8,476)	(7,784)
Net Loans	707,150	648,036

Premises and Equipment, Net	12,483	11,773
Other Real Estate and Repossessed Assets, Net	669	648
Other Assets	26,847	28,746
Total Assets	$1,067,077	$1,001,107

LIABILITIES
Deposits:
Demand	$ 126,364	$ 105,817
Regular Savings, N.O.W. & Money Market Deposit Accounts	398,676	365,163
Time Deposits of $100,000 or More	147,466	126,419
Other Time Deposits	205,281	197,798
Total Deposits	877,787	795,197
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	28,731	25,688
Other Short-Term Borrowings	5,335	5,333
Federal Home Loan Bank Advances	60,000	85,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	13,143	12,602
Total Liabilities	989,996	928,820

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 2000 and 1999)	9,496	9,496
Surplus	85,430	85,480
Undivided Profits	19,873	14,052
Accumulated Other Comprehensive Loss	(2,243)	(4,270)
Unallocated ESOP Shares (103,579 Shares in 2000 and 102,021
Shares in 1999)	(2,183)	(2,173)
Treasury Stock, at Cost (2,120,590 Shares in 2000 and
1,961,576 Shares in 1999)	(33,292)	(30,298)
Total Shareholders' Equity	77,081	72,287
Total Liabilities and Shareholders' Equity	$1,067,077	$1,001,107

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2000	1999	2000	1999
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,667	$12,354	$41,993	$35,444
Interest on Federal Funds Sold	29	125	241	442
Interest and Dividends on Securities Available-for-Sale	3,914	3,806	11,609	11,673
Interest on Securities Held-to-Maturity	751	632	2,099	2,092
Total Interest and Dividend Income	19,361	16,917	55,942	49,651

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,311	1,494	6,494	4,666
Other Deposits	5,594	4,592	15,814	13,778
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	510	431	1,277	1,067
Other Short-Term Borrowings	57	59	173	122
Federal Home Loan Bank Advances	1,121	625	3,224	1,736
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	---	357	---
Total Interest Expense	9,712	7,201	27,339	21,369
NET INTEREST INCOME	9,649	9,716	28,603	28,282
Provision for Loan Losses	358	364	1,140	1,092
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,291	9,352	27,463	27,190

OTHER INCOME
Income from Fiduciary Activities	910	842	2,726	2,459
Fees for Other Services to Customers	1,469	1,354	3,952	3,556
Net Losses on Securities Transactions	(601)	---	(605)	---
Net Gain on Sale of Credit Card Portfolio	825	---	825	---
Other Operating Income	302	398	795	811
Total Other Income	2,905	2,594	7,693	6,826
OTHER EXPENSE
Salaries and Employee Benefits	3,977	3,886	11,692	11,310
Occupancy Expense of Premises, Net	459	450	1,440	1,379
Furniture and Equipment Expense	605	653	1,886	1,855
Other Operating Expense	1,967	1,926	5,714	5,560
Total Other Expense	7,008	6,915	20,732	20,104

INCOME BEFORE PROVISION FOR INCOME TAXES	5,188	5,031	14,424	13,912
Provision for Income Taxes	1,566	1,637	4,310	4,314
NET INCOME	$ 3,622	$ 3,394	$10,114	$ 9,598

Average Shares Outstanding:
Basic	7,261	7,624	7,288	7,690
Diluted	7,321	7,722	7,356	7,793
Per Common Share:
Basic Earnings	$ .50	$ .45	$ 1.39	$ 1.25
Diluted Earnings	.49	.44	1.37	1.23

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
					Other Com-	Unallo-
					prehensive	cated
	Shares	Common		Undivided	(Loss)	ESOP	Treasury
	Issued	Stock	Surplus	Profits	Income	Shares	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(4,270)	$(2,173)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	10,114	---	---	---	10,114
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	61	---	---	61
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $605)	---	---	---	---	358	---	---	358
Net Unrealized Securities Holding
Gains Arising During the Period,
Net of Tax (Pre-tax $2,718)	---	---	---	---	1,608	---	---	1,608
Other Comprehensive Income								2,027
Comprehensive Income								12,141

Cash Dividends Declared,
$.59 per Share	---	---	---	(4,293)	---	---	---	(4,293)
Purchase of Treasury Stock
(171,000 Shares)	---	---	---	---	---	---	(3,097)	(3,097)
Stock Options Exercised (8,838 Shares)	---	---	9	---	---	---	103	112
Acquisition of Common Stock
by ESOP (15,000 Shares)	---	---	---	---	---	(302)	---	(302)
Allocation of ESOP Stock
(13,442 Shares)	---	---	(59)	---	---	292	---	233
Balance at September 30, 2000	9,495,596	$9,496	$85,430	$19,873	$(2,243)	$(2,183)	$(33,292)	$77,081

Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$ 579	$(1,555)	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,598	---	---	---	9,598
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $28)	---	---	---	---	(17)	---	---	(17)
Net Unrealized Gain on Securities Transferred from Held-to-Maturity to Available-for-Sale Upon the Adoption of SFAS No. 133 (Pre-tax $177)	---	---	---	---	105	---	---	105
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $5,877)	---	---	---	---	(3,526)	---	---	(3,526)
Other Comprehensive Loss								(3,438)
Comprehensive Income								6,160

5 for 4 Stock Split	1,899,119	1,900	(1,900)	---	---	---	---	---
Cash Dividends Declared, $.54 per Share	---	---	---	(4,114)	---	---	---	(4,114)
Stock Options Exercised
(18,163 Shares)	---	---	26	---	---	---	76	102
Tax Benefit for Disposition of
Stock Options	---	---	83	---	---	---	---	83
Purchase of Treasury Stock
(169,273 Shares)	---	---	---	---	---	---	(3,609)	(3,609)
Acquisition of Common Stock
by ESOP (30,370 Shares)	---	---	---	---	---	(655)	---	(655)
Allocation of ESOP Stock (10,342 Shares)	---	---	---	---	---	235	---	235
Balance at September 30, 1999	9,495,596	$9,496	$85,471	$ 12,205	$ (1,975)	$(2,859)	$(26,990)	$75,348

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended Sept. 30,
	2000	1999
Operating Activities:
Net Income	$10,114	$ 9,598
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,140	1,092
Provision for Other Real Estate Owned Losses	---	34
Depreciation and Amortization	1,841	1,492
Compensation Expense for Allocated ESOP Shares	233	235
Gains on the Sale of Securities Available-for-Sale	(1)	---
Losses on the Sale of Securities Available-for-Sale	606	---
Net Gain on Sale of Credit Card Portfolio	(825)	---
Proceeds from the Sale of Loans Held-for-Sale	2,005	2,367
Net Gains on the Sale of Premises and Equipment and Other Real Estate Owned	(53)	(131)
Tax Benefit for Disposition of Stock Options	---	83
Decrease (Increase) in Deferred Tax Assets	277	(210)
Decrease (Increase) in Interest Receivable	(1,225)	(459)
Increase (Decrease) in Interest Payable	432	151
Decrease (Increase) in Other Assets	350	(443)
Increase (Decrease) in Other Liabilities	(59)	(723)
Net Cash Provided By Operating Activities	14,835	13,086

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	47,004	---
Proceeds from the Maturities and Calls of Securities Available-for-Sale	26,128	113,579
Purchases of Securities Available-for-Sale	(66,772)	(66,133)
Proceeds from the Maturities of Securities Held-to-Maturity	309	1,982
Purchases of Securities Held-to-Maturity	(7,579)	(10,838)
Proceeds from Sale of Credit Card Portfolio	7,397	---
Net Increase in Loans	(68,742)	(82,924)
Proceeds from the Sales of Premises and Equipment and
Other Real Estate Owned	585	854
Purchase of Premises and Equipment	(1,584)	(1,355)
Net Cash Used In Investing Activities	(63,254)	(44,835)

Financing Activities:
Net Increase in Deposits	82,590	18,655
Net Increase in Short-Term Borrowings	18,045	22,858
Federal Home Loan Bank Advances	30,000	5,000
Federal Home Loan Bank Repayments	(70,000)	---
Purchase of Treasury Stock	(3,097)	(3,609)
Exercise of Stock Options	112	102
Acquisition of Common Stock by ESOP	(302)	(655)
Cash Dividends Paid	(4,293)	(4,114)
Net Cash Provided By Financing Activities	53,055	38,237
Net Increase in Cash and Cash Equivalents	4,636	6,488
Cash and Cash Equivalents at Beginning of Period	28,073	30,746
Cash and Cash Equivalents at End of Period	$32,709	$37,234

Supplemental Cash Flow Information:
Interest Paid	$26,907	$21,218
Income Taxes Paid	3,247	4,810
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	467	356
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of
SFAS No. 133 at Amortized Cost (Fair Value of $20,736)	---	20,559

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2000

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999; the results of operations for the three and nine month periods ended September 30, 2000 and 1999; the changes in shareholders' equity for the nine month periods ended September 30, 2000 and 1999; and the cash flows for the nine month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2000 presentation. The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 1999, included in the Company's 1999 Form 10-K.

2. Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of September 30, 2000 and December 31, 1999:

	2000	1999
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ ---	$ (61)
Net Unrealized Holding Losses on Securities Available-for-Sale	(2,243)	(4,209)
Total Accumulated Other Comprehensive Loss	$ (2,243)	$ (4,270)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 2000 and 1999.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2000:
Basic EPS	$3,622	7,261	$.50
Dilutive Effect of Stock Options	---	60
Diluted EPS	$3,622	7,321	$.49

For the Three Months Ended September 30, 1999:
Basic EPS	$3,394	7,624	$.45
Dilutive Effect of Stock Options	---	98
Diluted EPS	$3,394	7,722	$.44

For the Nine Months Ended September 30, 2000:
Basic EPS	$10,114	7,288	$1.39
Dilutive Effect of Stock Options	---	68
Diluted EPS	$10,114	7,356	$1.37

For the Nine Months Ended September 30, 1999:
Basic EPS	$9,598	7,690	$1.25
Dilutive Effect of Stock Options	---	103
Diluted EPS	$9,598	7,793	$1.23

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts), continued

During the 2000 and 1999 periods (both quarterly and year-to-date), options to purchase 176 thousand and 120 thousand shares of common stock, respectively, at an average price of $21.67 and $22.42, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the respective periods. Out-of-the-money options to acquire 176 thousand shares at an average price of $21.67, expiring November 26, 2007 through December 15, 2009 were still outstanding as of September 30, 2000.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

October 11, 2000

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2000

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 1999.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." Except as otherwise indicated, the peer group is the group of 159 domestic bank holding companies identified by the Federal Reserve Board in its June 2000 Report having $1 to $5 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Net Income	$3,622	$3,311	$3,181	$3,261	$3,394
Net Securities Losses, Net of Tax	(355)	---	(2)	(2)	---
Net Gain on Sale of Credit Card Portfolio, Net of Tax	488	---	---	---	---

Diluted Earnings Per Share	.49	.45	.43	.43	.44
Diluted Earnings Per Share, Based on Core Net Income [1]	.48	.45	.43	.44	.44
Diluted Earnings Per Share, Cash Basis [2]	.50	.47	.45	.46	.46
Dividends Declared	.20	.20	.19	.19	.18

Return on Average Assets	1.35%	1.27%	1.27%	1.29%	1.39%
Return on Average Equity	19.38	18.84	18.03	17.53	18.08
Net Interest Margin [3]	3.98	4.01	4.15	4.18	4.38
Efficiency Ratio [4]	52.42	53.91	54.32	54.30	52.43

Total Average Assets	$1,066,529	$1,050,342	$1,010,627	$1,005,169	$970,362
Tier 1 Leverage Ratio	6.93%	6.74%	6.86%	6.98%	6.78%
Book Value per Share	$10.60	$10.00	$9.71	$9.73	$9.89
Tangible Book Value per Share	9.10	8.46	8.14	8.13	8.31

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

The Company reported earnings of $3.6 million for the third quarter of 2000, an increase of $228 thousand, or 6.7%, as compared to $3.4 million for the third quarter of 1999. As adjusted for core earnings, diluted earnings per share for the quarter were $.48 and $.44 for the two respective periods for a period-to-period increase of $.04, or 9.1%. On a year-to-date basis, net income was $10.1 million for the first nine months of 2000, an increase of $516 thousand, or 5.4%, as compared to earnings of $9.6 million for the 1999 period. Diluted earnings per share, based on core net income, for the nine month periods were $1.36 and $1.24, respectively, a period-to-period increase of $.12, or 9.7%. For both the three month and nine month periods, the percentage increase in diluted earnings per share was significantly greater than the percentage increase in net income primarily because there were fewer average shares outstanding in the 2000 three and nine month periods due to the Company's share repurchases.

The returns on average assets were 1.35% and 1.39% for the third quarter of 2000 and 1999, respectively. The returns on average equity were 19.38% and 18.08% for the third quarter of 2000 and 1999, respectively. On a year-to-date basis, the returns on average assets were 1.30% and 1.34% for the first nine months of 2000 and 1999, respectively. The returns on average equity were 18.76% and 16.86% for the first nine months of 2000 and 1999, respectively.

Total assets were $1,067.1 million at September 30, 2000 which represented an increase of $66.0 million, or 6.6%, from December 31, 1999, and an increase of $83.9 million, or 8.5%, above the level at September 30, 1999. Nearly all of the increase in total assets from September 30, 1999 was attributable to an increase in the loan portfolio.

Sale of Credit Card Portfolio and Servicing Business

For several years the Company has serviced its own credit card portfolio as well as the credit card portfolios for several small financial institutions. The Company recently determined that it would no longer engage in the consumer credit card servicing business and that it would sell the business as well as its existing consumer credit card balances to MBNA America Bank, N.A., an organization widely recognized as an industry leader. The decision to discontinue this activity was driven by the fact that the consumer credit card business, including both card issuance and account servicing, has increasingly become a commodity operation that requires great scale. Management also expected that its credit card customers would receive a broader array of account benefits and service under MBNA's programs. The sale, which generated a one-time nonrecurring gain of $488, net of tax, was completed in the third quarter of 2000. The Company will continue to manage its merchant credit card and debit card programs. Management does not expect that the impact of the sale of credit card balances and the discontinuation of credit card computer processing to other correspondent banks will have a material effect on recurring future earnings.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Sep 2000	Dec 1999	Sep 1999	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ ---	$ ---	$ 10,800	$ ---	$(10,800)	----	---
Securities Available for Sale	224,506	228,364	233,693	(3,858)	(9,187)	(1.7)	(3.9)
Securities Held to Maturity	62,713	55,467	52,925	7,246	10,190	13.1	19.4
Loans, Net of Unearned Income (1)	715,626	655,820	626,171	59,806	89,455	9.1	14.3
Allowance for Loan Losses	8,476	7,784	7,664	692	812	8.9	10.6
Earning Assets (1)	1,002,845	939,651	923,589	63,194	79,256	6.7	8.6
Total Assets	1,067,077	1,001,107	983,172	65,970	83,905	6.6	8.5

Demand Deposits	$126,364	$105,817	$109,296	$20,547	$17,068	19.4	15.6
NOW, Regular Savings &
Money Market Savings Accounts	398,676	365,163	378,316	33,513	20,360	9.2	5.4
Time Deposits of $100,000 or More	147,466	126,419	112,542	21,047	34,924	16.6	31.0
Other Time Deposits	205,281	197,798	194,098	7,483	11,183	3.8	5.8
Total Deposits	$877,787	$795,197	$794,252	$82,590	$83,535	10.4	10.5
Short-Term Borrowings	$ 34,066	$ 31,021	$ 46,890	$ 3,045	$ (12,824)	9.8	(27.3)
Federal Home Loan Bank Advances	60,000	85,000	50,000	(25,000)	10,000	(29.4)	20.0
Shareholders' Equity	77,081	72,287	75,348	4,794	1,733	6.6	2.3

(1) Includes Nonaccrual Loans

Total assets at September 30, 2000 amounted to $1,067.1 million, an increase of $66.0 million, or 6.6%, from year-end 1999 and an increase of $83.9 million, or 8.5%, from September 30, 1999.

Total loans at September 30, 2000 amounted to $715.6 million, an increase of $59.8 million, or 9.1%, from December 31, 1999, and an increase of $89.5 million, or 14.3%, from September 30, 1999. The increase in the loan portfolio over these periods was focused in the indirect consumer, commercial and residential real estate loan areas. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $877.8 million at September 30, 2000 increased $82.6 million, or 10.4%, from December 31, 1999, and increased $83.5 million, or 10.5%, from September 30, 1999. A more detailed analysis of changes in the balances and the rates earned and paid on loans and deposits is contained in the ensuing portions of this Report. Another major component of the Company's funding sources, Federal Home Loan Bank (FHLB) advances, decreased during the first nine months of 2000. FHLB advances at September 30, 2000 were $60.0 million, down from $85.0 million at December 31, 1999. The year-earlier total was $50.0 million, at September 30, 1999.

Other sources of short-term borrowings for the Company, in addition to FHLB advances, include federal funds purchased, repurchase agreements (essentially a substitute deposit product) and tax deposit balances with the U.S. Treasury.

Shareholders' equity increased $4.8 million to $77.1 million during the first nine months of 2000, as net income of $10.1 million and $2.0 million of net unrealized gains on securities available-for-sale (reported net of taxes as an increase in shareholders' equity) more than offset cash dividends of $4.3 million and $3.1 million used to reacquire the Company's common stock. The Company paid a $.19 cash dividend for the first quarter of 2000 and a $.20 cash dividend for the both second and third quarters of 2000. On October 25, 2000 the Company announced a $.21 cash dividend for the fourth quarter of 2000, an increase of 5% from the previous quarter and a 10.5% increase from the fourth quarter of 1999.

Deposit and Loan Trends

The following table provides information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Demand Deposits	$120,994	$111,530	$106,321	$110,530	$113,718
Interest-Bearing Demand Deposits	182,638	189,536	191,009	200,200	187,703
Regular and Money Market Savings	200,232	189,062	173,197	164,204	170,205
Time Deposits of $100,000 or More	146,569	157,319	137,385	132,599	120,835
Other Time Deposits	205,955	201,645	200,354	197,132	193,532
Total Deposits	$856,388	$849,092	$808,266	$804,665	$785,993

Percentage of Average Quarterly Deposits
	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Demand Deposits	14.1%	13.1%	13.2%	13.7%	14.5%
Interest-Bearing Demand Deposits	21.3	22.3	23.6	24.9	23.9
Regular and Money Market Savings	23.4	22.3	21.4	20.4	21.6
Time Deposits of $100,000 or More	17.2	18.5	17.0	16.5	15.4
Other Time Deposits	24.0	23.8	24.8	24.5	24.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. The Company experienced growth in all categories of deposits from September 1999 to September 2000 except for interest-bearing demand deposits. Growth in time deposits of $100,000 or more was attributable to increases in the number of municipalities placing deposits with the Company as well as to the season fluctuation in municipal deposits. The deposit growth during the period was achieved through the Company's existing base of branches. In the third quarter of 2000, the Company opened an additional drive-up branch in Ticonderoga, New York and has announced plans to open an additional branch in the Saratoga Springs, New York market area in 2001.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.80	2.92	2.72	2.76	2.63
Regular and Money Market Savings	2.93	2.79	2.49	2.21	2.21
Time Deposits of $100,000 or More	6.27	5.85	5.55	5.23	4.91
Other Time Deposits	5.47	5.29	5.07	4.97	4.92
Total Deposits	3.67	3.61	3.38	3.21	3.07

Key Interest Rate Changes 1998 - 2000
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rates by changing the Federal Reserve Bank discount rate and/or through open market operations. In the last half of 1999 and the first quarter of 2000, the Federal Reserve Board took actions resulting in five successive 25 basis point increases in the prevailing federal funds and prime interest rates. In a more aggressive move, the Federal Reserve Board effected a 50 basis point increase at its May 2000 meeting. After each such increase, following a short lag period, the Company experienced a resulting increase in the total cost of its deposit liabilities. Thus, the Company experienced a consistently increasing cost of deposits during the last two quarters of 1999 and the first three quarters of 2000. At the same time, the Company was increasing its reliance on deposits as a source of funds, compared to short-term borrowings. The net result of these developments was that the Company's average rate paid on all deposit liabilities increased by 60 basis points, from 3.07% to 3.67% from the third quarter of 1999 to the third quarter of 2000, an increase substantially greater, in absolute and percentage terms, than the increase in the average yield on the Company's loan portfolio between the same two periods.

While not taking any interest rate action at the past three meetings, the Federal Reserve Board has indicated that the series of interest rate increases may not be over. The Company continues to be sensitive to a rising rate environment, and anticipates that the Company may experience continued pressure on net interest margins if the Federal Reserve Board initiates future increases in prevailing rates.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Commercial and Commercial Real Estate	$131,845	$131,963	$122,873	$113,402	$111,655
Residential Real Estate	206,122	203,712	202,856	203,302	201,551
Home Equity	29,052	29,623	29,720	29,743	29,853
Indirect Consumer Loans	294,217	278,410	263,538	248,584	224,349
Direct Consumer Loans	41,621	39,958	40,698	40,137	39,416
Credit Card Loans	5,604	6,295	6,356	6,363	6,381
Total Loans	$708,461	$689,961	$666,041	$641,531	$613,205

Percentage of Quarterly Average Loans
	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Commercial and Commercial Real Estate	18.6%	19.1%	18.4%	17.7%	18.2%
Residential Real Estate	29.1	29.5	30.5	31.7	32.9
Home Equity	4.1	4.3	4.5	4.6	4.9
Indirect Consumer Loans	41.5	40.4	39.5	38.7	36.6
Direct Consumer Loans	5.9	5.8	6.1	6.3	6.4
Credit Card Loans	0.8	0.9	1.0	1.0	1.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased at a steady pace over the five most recent quarters. The Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. As a percentage of the overall loan portfolio, indirect consumer loans increased from 36.6% in the third quarter of 1999 to 41.5% in the third quarter of 2000. The Company also experienced moderate demand for commercial loans (including commercial real estate loans) and residential real estate loans. Both categories grew in the total dollar amount outstanding between the two periods, but residential real estate loans decreased slightly as a percentage of the total loan portfolio.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Commercial and Commercial Real Estate	9.24%	9.18%	9.01%	8.90%	8.87%
Residential Real Estate	7.61	7.62	7.57	7.40	7.41
Home Equity	9.17	9.02	8.73	8.65	8.78
Indirect Consumer Loans	7.96	7.80	7.74	7.68	7.71
Direct Consumer Loans	9.05	9.01	8.97	9.03	9.02
Credit Card Loans	17.44	14.55	14.78	13.70	14.51
Total Loans	8.29	8.19	8.11	8.00	8.03

As discussed in the preceding section of this Report on deposit trends, prevailing interest rates have increased steadily in recent quarters and it is possible that this trend may continue. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes. Many of the loans in the commercial portfolio have variable rates tied primarily to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, which reprice at current rates as new loans are generated.

For average loan yields, as is the case with average rates paid on deposits, there is a time lag between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's rates. However, the lag period for repricing of the Company's loan portfolio is often somewhat longer than the lag period for the repricing of the deposit portfolio. The Company's recent experience with a rising rate environment confirmed this.

Although the Company's cost of deposits began to increase steadily in the last two quarters of 1999, the Company did not experience any significant increase in its total loan portfolio yield until the first quarter of 2000. There are a number of reasons for this time lag between deposit rate increases and loan yield increases, including: i) the interest rate repricing frequency for a number of loans is quarterly, annually or even longer, and, ii) the Company's efforts to reprice upward its loan portfolio are hampered by the high levels of competition it faces for loan products in its geographic market.

The net effect, historically and as experienced by the Company in recent periods, has been downward pressure on net interest margins during transitional periods when interest rates are increasing.

Thus during the 15-month period preceding September 30, 2000, the taxable equivalent yield on the loan portfolio increased by only 26 basis points while the average rate paid on deposits increased by 60 basis points. Management anticipates that the average yield on the loan portfolio will continue to rise in immediately forthcoming periods, but also expects similar increases for rates paid on deposits, as the average rate paid on maturing time deposits is less than current rates.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratios to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2000	Jun 2000	Mar 2000	Dec 1999	Sep 1999
Loan Balances:
Period-End Loans	$715,626	$699,061	$679,092	$655,820	$626,171
Average Loans, Year-to-Date	688,228	678,001	666,041	600,719	586,966
Period-End Assets	1,067,077	1,054,810	1,028,850	1,001,107	983,172

Allowance for Loan Losses:
Allowance for Loan Losses, Beginning of Period	$ 7,784	$ 7,784	$ 7,784	$ 6,742	$ 6,742
Provision for Loan Losses, Y-T-D	1,140	782	405	1,424	1,092
Net Charge-offs, Y-T-D	(448)	(210)	(149)	(382)	(170)
Allowance for Loan Losses, End of Period	$ 8,476	$ 8,356	$ 8,040	$ 7,784	$ 7,664

Nonperforming Assets:
Nonaccrual Loans	$1,667	$1,835	$1,583	$1,790	$1,679
Loans Past due 90 Days or More
and Still Accruing Interest	642	211	492	307	202
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,309	2,046	2,075	2,097	1,881
Repossessed Assets	154	131	135	62	29
Other Real Estate Owned	515	483	540	586	468
Total Nonperforming Assets	$2,978	$2,660	$2,750	$2,745	$2,378

Performance Ratios:
Allowance to Nonperforming Loans	367.09	408.41%	387.47%	371.20%	407.44%
Allowance to Period-End Loans	1.18	1.20	1.18	1.19	1.22
Provision to Average Loans (annualized)	0.22	0.23	0.24	0.24	0.25
Net Charge-offs to Average Loans (annualized)	0.09	0.06	0.09	0.06	0.04
Nonperforming Assets to Loans,
OREO & Repossessed Assets	0.42	0.38	0.40	0.42	0.38
Nonperforming Assets to Total Assets	0.28	0.25	0.27	0.27	0.24

The Company's nonperforming assets at September 30, 2000 amounted to $3.0 million, an increase of $233 thousand, or 8.5%, from the prior year-end. At period-end, nonperforming assets represented .28% of total assets, an increase of one basis point from December 31, 2000. At June 30, 2000, this ratio for the Company's peer group was .50%.

Net charge-offs to average loans, on an annualized basis, were .09% for the first nine months of 2000. Without a single large loan recovery for the comparable period in 1999, the ratio for that period would have been .11%, as opposed to the .04% ratio actually experienced. The provision for loan losses was $358 thousand for the third quarter of 2000, compared to a provision of $364 thousand for the third quarter of 1999. The provision as a percentage of average loans (annualized) was .22% for the first nine months of 2000, down 3 basis points from the .25% ratio for the comparable 1999 period but still more than twice the ratio of net charge-offs to average loans (annualized) for the current year period. At June 30, 2000, this ratio for the Company's peer group was .29%.

The allowance for loan losses at September 30, 2000 amounted to $8.5 million. The overall increase in the allowance for loan losses from September 1999 to September 2000 reflects an increase in the level of loans outstanding. The ratio of the allowance to outstanding loans at September 30, 2000 was 1.18%, down slightly from the ratio at December 31, 1999. At June 30, 2000, this ratio for the Company's peer group was 1.33%.

CAPITAL RESOURCES

Shareholders' equity increased $4.8 million to $77.1 million during the first nine months of 2000, as net income of $10.1 million and $2.0 million of net unrealized gains of securities available-for-sale (reported net of taxes as an increase in shareholders' equity) more than offset cash dividends of $4.3 million and $3.1 million used to reacquire the Company's common stock.

Funds borrowed by the Company's ESOP to acquire the Company's common stock on the market are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP stock increased by $10 thousand, net, from December 31, 1999 to September 30, 2000.

From time to time the Company's Board of Directors authorizes management to repurchase specified or limited amounts of outstanding common stock of the Company, in open market or privately negotiated transactions, depending upon prevailing market prices, the capital position of the Company and its subsidiaries, and anticipated future developments that may affect required capital levels. Generally, the Company has been less active in its stock repurchase program through the first three quarters of 2000 than in the preceding two calendar years, for various reasons including continuing internal asset growth, cash dividend increases and current strategies for the utilization of capital. The Board of Directors reviews on an ongoing basis the appropriateness of continued stock repurchases.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The recently enacted Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of September 30, 2000, the leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	6.91	10.36	11.57
Glens Falls National Bank & Trust Co.	7.10	11.06	12.26
Saratoga National Bank & Trust Co.	7.17	8.50	12.47

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at September 30, 2000 were above minimum capital standards for financial institutions. Additionally, even though management has consciously pursued a strategy in recent years of tightening equity ratios in the interest of enhancing the utilization of capital, the Company's and its subsidiary banks' capital ratios at September 30, 2000 continued to be above the "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low trading prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 of a dollar. Cash dividend and other per share information and trading prices have been adjusted for the 1999 five for four stock split.

Quarterly Per Share Stock Prices and Dividends

(Restated for Stock Dividends and Stock Splits)

				Cash
		Sales Price		Dividends
		High	Low	Declared
1999	1st Quarter	$22.500	$20.625	$.176
	2nd Quarter	21.875	21.125	.176
	3rd Quarter	21.125	20.625	.184
	4th Quarter	20.750	16.875	.190

2000	1st Quarter	$19.750	$17.500	$.190
	2nd Quarter	18.250	14.750	.200
	3rd Quarter	17.500	14.375	.200
	4th Quarter (payable December 15, 2000)			.210

	2000	1999
Third Quarter Core Diluted Earnings Per Share	$.48	$.44
Dividend Payout Ratio: (fourth quarter dividends as
a percent of third quarter core diluted earnings per share)	43.75%	43.18%
Book Value Per Share	$10.60	$9.89
Tangible Book Value Per Share	9.10	8.31

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

Securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Of the approximately $287 million of securities held by the Company at September 30, 2000, more than $224 million, or 78%, of the total had been designated as available-for-sale. Selection of such securities is based on their ready marketability and ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from on-balance sheet cash flows and securities available-for-sale, the Company has supplemented liquidity with off-balance sheet sources. An important off-balance sheet source of funds for the Company is its borrowing arrangement with the FHLB. Current borrowings from the FHLB include fixed rate term notes, fixed rate convertible advances and variable rate instruments. Convertible advances have final maturities of 1-10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by new FHLB advances at the then prevailing market rate of interest.

Other off-balance sheet sources of liquidity include wholesale and retail repurchase agreements and brokered certificates of deposit and borrowing arrangements with correspondent banks.

Other than the general concerns relating to the Year 2000 issue discussed later in this report in the section entitled "Year 2000 Readiness Disclosure," the Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended September 30, 2000 Compared With

Three Months Ended September 30, 1999

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)
	Quarter Ending
	Sep 2000	Sep 1999	Change	% Change
Net Income	$3,622	$3,394	$228	6.7%
Diluted Earnings Per Share	.49	.44	.05	11.4
Return on Average Assets	1.35%	1.39%	.04%	9.8
Return on Average Equity	19.38%	18.08%	1.30%	7.2

The Company reported earnings of $3.6 million for the third quarter of 2000, an increase of $228 thousand, or 6.7%, over the third quarter of 1999. Diluted earnings per share of $.49 for the third quarter of 2000 represented an increase of $.05, or 11.4%, over the third quarter of 1999. The percentage increase in diluted earnings per share is significantly greater than the percentage increase in net income, due primarily to the lower number of average shares outstanding in the 2000 quarter due to the repurchase of Company's shares since September 30, 1999.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Sep 2000	Sep 1999	Change	% Change
Interest and Dividend Income	$19,790	$17,263	$ 2,527	14.6%
Interest Expense	9,712	7,201	2,511	34.9
Net Interest Income	$10,078	$10,062	$ 16	0.2

Taxable Equivalent Adjustment	$429	$346	$83	24.3%

Average Earning Assets (1)	$1,007,007	$911,189	$95,817	10.5%
Average Paying Liabilities	857,484	765,356	92,128	12.0

Yield on Earning Assets (1)	7.82%	7.52%	0.30%	4.0%
Cost of Paying Liabilities	4.51	3.73	0.78	20.9
Net Interest Spread	3.31	3.79	(0.48)	(12.7)
Net Interest Margin	3.98	4.38	(0.40)	(9.1)

(1) Includes Nonaccrual Loans

From the third quarter of 1999 to the third quarter of 2000, the Company's net interest income increased slightly as the positive effect of a sizeable increase in average earning assets was largely offset by an increase in average paying liabilities and a decrease in the net interest spread (the difference between the yield on earning assets and the cost of paying liabilities).

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 40 basis points from the third quarter of 1999 to the third quarter of 2000. During a period of rising rates over the past five quarters, the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced. Consequently, the increase in average paying liabilities from September 1999 to September 2000 (12.0%) exceeded the increase in average earning assets (10.5%). Interest rate trends and management's expectations of future changes in rates paid and earned by the Company on paying liabilities and earning assets are discussed further in the above sections of this Report entitled "Deposit Trends" and "Loan Trends."

The provisions for loan losses was $358 thousand and $364 thousand for the quarters ended September 30, 2000 and 1999, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2000	Sep 1999	$ Change	% Change
Income from Fiduciary Activities	$ 910	$ 842	$ 68	8.1%
Fees for Other Services to Customers	1,469	1,354	115	8.5
Net Losses on Securities Transactions	(601)	---	(601)	---
Net Gain on Sale of Credit Card Portfolio	825	---	825	---
Other Operating Income	302	398	(96)	(24.1)
Total Other Income	$2,905	$2,594	$311	12.0

Other income increased $311 thousand, or 12.0%, from the third quarter of 1999 to the third quarter of 2000. Without considering securities transactions and the sale of the credit card portfolio discussed previously, the quarter-to-quarter increase in other income was $87 thousand, or 3.4%.

Income from fiduciary activities was $910 thousand for the third quarter of 2000, an increase of $68 thousand, or 8.1%, between the two comparative quarters. Trust assets under administration were $734.1 million at September 30, 2000, an increase of $85.5 million, or 13.2%, from September 30, 1999. The increase in assets under administration was partially attributable to a 20.8% increase in the number of accounts serviced, as well as to a general increase in the value of the securities portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.5 million for the third quarter of 2000, an increase of $115 thousand, or 8.5%, from the 1999 quarter. The increase was primarily attributable to an increase in merchant credit card activity and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income) amounted to $302 thousand, a decrease of $96 thousand, or 24.1%, from the third quarter of 1999. The unfavorable comparison was primarily attributable to an extraordinary dividend received by the Company in the 1999 period on an insurance account insuring its consumer lending products. Computer processing fees for credit card services to correspondent banks totaled $142 thousand for the third quarter of 2000. The Company largely discontinued this business line when it divested its credit card portfolio.

During the third quarter of 2000, the Company restructured a portion of its securities available-for-sale portfolio. During the quarter, the Company sold $47.0 million of securities with a weighted average yield of 6.22% at a net loss of $601 thousand reflecting general price declines in the debt market during a period of rising rates. The Company reinvested a substantial portion of the proceeds in $35.2 million of securities with a weighted average yield of 7.16%.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sept 2000	Sep 1999	$ Change	% Change
Salaries and Employee Benefits	$3,977	$3,886	$ 91	2.3%
Occupancy Expense of Premises, Net	459	450	9	2.0
Furniture and Equipment Expense	605	653	(48)	(7.4)
Other Operating Expense	1,967	1,926	41	2.1
Total Other Expense	$7,008	$6,915	$ 93	1.3

Efficiency Ratio	52.42%	52.43%	(0.01)	(0.0)

Other (i.e. noninterest) expense increased $93 thousand, or 1.3%, from the third quarter of 1999 to the third quarter of 2000.

For the quarter ended September 30, 2000, the Company's efficiency ratio was 52.42%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 54.23%, which compares favorably to the Company's peer group ratio which, at June 30, 2000, was 59.62%.

Salaries and employee benefits expense increased $91 thousand, or 2.3%, from the third quarter of 1999 to the third quarter of 2000. Employee benefits increased 5.7% between the two quarters, while the increase in salaries was limited to 1.1%. The number of full-time equivalent employees was virtually the same between the two quarter-end dates.

Occupancy expense was $459 thousand for the third quarter of 2000, a $9 thousand increase, or 2.0%, over the third quarter of 1999. Furniture and equipment expense was $605 thousand for the third quarter of 1999, a $48 thousand decrease, or 7.4%, over the third quarter of 1999, primarily attributable to the Year 2000 Readiness program expenses in the 1999 quarter.

Other operating expense was $2.0 million for the third quarter of 2000, an increase of $41 thousand, or 2.1%, from the third quarter of 1999. Categories of cost increases included FDIC insurance (as a result of the equalization of the FICO and SAIF rates), legal expense and third party computer servicing expenses. The Company experienced period-to-period savings in expenses related to foreclosed and repossessed assets, advertising and supplies.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Sep 2000	Sep 1999	Change	% Change
Provision for Income Taxes	$1,566	$1,637	$(71)	(4.3)%
Effective Tax Rate	30.17%	32.54%	(2.37)%	(7.3)

The provision for federal and state income taxes amounted to $1.6 million for the third quarter of 2000 and 1999. The Company experienced a decrease in the effective tax rate which was primarily attributable a change in New York State tax rates, which resulted in a write-down of the New York State deferred tax asset of approximately $66 thousand (net of federal benefit) in the 1999 period.

RESULTS OF OPERATIONS: Nine Months Ended September 30, 2000 Compared With

Nine Months Ended September 30, 1999

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2000	Sep 1999	Change	% Change
Net Income	$10,114	$9,598	$ 516	5.4%
Diluted Earnings Per Share	1.37	1.23	.14	11.4
Return on Average Assets	1.30%	1.34%	(.04)%	(3.5)
Return on Average Equity	18.76%	16.86%	1.90%	11.3

The Company's net income was $10.1 million for the first nine months of 2000, an increase of $516 thousand, or 5.4%, as compared to earnings of $9.6 million for the first nine months of 1999. Diluted earnings per share were $1.37 for the first nine months of 1999, an increase of $.14, or 11.4%, as compared to $1.23 for the first nine months of 1999. The percentage increase in diluted earnings per share was significantly greater than the percentage increase in net income due primarily to the lower number of average shares outstanding in the 2000 period due to the repurchase of shares since September 30, 1999.

The period-to-period change for the first nine months of 2000 as compared to the first nine months of 1999 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2000	Sep 1999	Change	% Change
Interest and Dividend Income	$57,130	$50,655	$ 6,475	12.8%
Interest Expense	27,339	21,369	5,970	27.9
Net Interest Income	$29,791	$29,286	$ 505	1.7

Taxable Equivalent Adjustment	$ 1,188	$ 1,004	$ 184	18.3%

Average Earning Assets (1)	$983,707	$898,823	$ 84,883	9.4%
Average Paying Liabilities	843,549	757,631	85,918	11.3

Yield on Earning Assets (1)	7.76%	7.53%	0.23%	3.1%
Cost of Paying Liabilities	4.33	3.77	0.56	14.9
Net Interest Spread	3.43	3.76	(0.33)	(8.8)
Net Interest Margin	4.05	4.36	(0.31)	(7.1)

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $505 thousand, or 1.7%, between the first nine months of 1999 and the first nine months of 2000. Although average earning assets increased by 9.4% between the first nine months 1999 and first nine months of 2000, the Company's net interest margin decreased by 31 basis points, or 7.1%, between the two periods, as interest-bearing liabilities repriced upward more rapidly than earning assets. The negative impact of a narrowing net interest margin was enhanced by the fact that interest-bearing liabilities also grew more rapidly than did earning assets between the two periods, 11.3% versus 9.4%.

The general reasons for the decline in the Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) are discussed earlier in the quarter-to-quarter comparison of net interest income, and in the sections on "Deposit Trends" and "Loan Trends."

The provision for loan losses was $1.1 million for both the 2000 and 1999 nine month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Nine Months Ended
	Sep 2000	Sep 1999	Change	% Change
Income from Fiduciary Activities	$2,726	$2,459	$ 267	10.9%
Fees for Other Services to Customers	3,952	3,556	396	11.1
Net Losses on Securities Transactions	(605)	---	(605)	---
Net Gain on Sale of Credit Card Portfolio	825	---	825	---
Other Operating Income	795	811	(16)	(2.0)
Total Other Income	$7,693	$6,826	$ 867	12.7

Other income increased $867 thousand, or 12.7%, from the first nine months of 1999 to the first nine months of 2000. Without regard to net securities transactions and the gain on the sale of the credit card portfolio, other income increased $647 thousand, or 9.5%.

Income from fiduciary activities was $2.7 million for the first nine months of 2000, an increase of $267 thousand, or 10.9%, over the first nine months of 1999. Trust assets under administration were $734.1 million at September 30, 2000, an increase of $85.5 million, or 13.2%, from September 30, 1999. The increase in assets under administration was partially attributable to a 20.8% increase in the number of accounts serviced, as well as to a general increase in the value of the securities portfolios administered by the department.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $4.0 million for the first nine months of 2000, an increase of $396 thousand, or 11.1%, from the 1999 period. The increase was primarily attributable to an increase in merchant credit card activity and an increase in ATM fees.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $795 thousand for the first nine months of 2000, a decrease of $16 thousand, or 2.0%, from the first nine months of 1999. Computer processing fees for credit card services to correspondent banks totaled $399 thousand for the first nine months of 2000. The Company largely discontinued this business line when it divested its credit card portfolio.

There were no securities sales during the 1999 period. During the first nine months of 2000, the Company recognized $605 thousand in net losses on the sale of $47.0 million of securities from the available-for-sale portfolio. These sales, all of which took place in the third quarter, were discussed earlier in this Report in the quarter-to-quarter analysis.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Nine Months Ended
	Sep 2000	Sep 1999	Change	% Change
Salaries and Employee Benefits	$11,692	$11,310	$ 382	3.4%
Occupancy Expense of Premises, Net	1,440	1,379	61	4.4
Furniture and Equipment Expense	1,886	1,855	31	1.7
Other Operating Expense	5,714	5,560	154	2.8
Total Other Expense	$20,732	$20,104	$ 628	3.1

Efficiency Ratio	53.53%	53.55%	(0.02)%	0.0

Other (i.e. noninterest) expense was $20.7 million for the first nine months of 2000, an increase of $628 thousand, or 3.1%, from the first nine months of 1999.

For the nine months ended September 30, 2000, the Company's efficiency ratio was 53.53%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 55.38%, which compares favorably to the Company's June 30, 2000 peer group ratio of 59.62%.

Salaries and employee benefits expense increased $382 thousand, or 3.4%, from the first nine months of 1999 to the first nine months of 2000. This increase was attributable to normal salary increases and staff additions. On an annualized basis, total personnel expense to average assets was 1.50% for the first nine months of 2000. At June 30, 2000, the ratio for the Company's peer group was 1.51%, slightly higher than the Company's ratio.

Occupancy expense was $1.4 million for the first nine months of 2000, a $61 thousand increase, or 4.4%, over the first nine months of 1999. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $1.9 million for the first nine months of 2000, a $31 thousand increase, or 1.7%, over the first nine months of 1999. The relatively small increase was primarily attributable to increased equipment depreciation expense resulting from the upgrading of computer equipment as part of the Company's Year 2000 Readiness program.

Other operating expense was $5.7 million for the first nine months of 2000, an increase of $154 thousand, or 2.8%, from the first nine months of 1999. The increase reflected cost increases in FDIC insurance (as a result of the equalization of the FICO and SAIF rates), legal expense and third party computer servicing expenses offset by period-to-period savings in expenses related to foreclosed and repossessed assets and advertising.

The Company will experience decreases among all categories of other expense relating to the divestiture of the credit card portfolio which will offset decreases in other operating income reported in the "Other Income" section of this Report.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2000	Sep 1999	Change	% Change
Provision for Income Taxes	$4,310	$4,314	$ (4)	(0.1)%
Effective Tax Rate	29.88%	31.01%	(1.13)%	(3.6)

The provisions for federal and state income taxes amounted to $4.3 million for the first nine months of both 2000 and 1999. The Company experienced a decrease in the effective tax rate between the two periods, which was attributable to the effects of certain tax planning strategies implemented in prior years including increased holdings of tax exempt securities and to a change in New York State tax rates, which resulted in a write-down of the New York State deferred tax asset of approximately $66 thousand (net of federal benefit) in the 1999 period.

YEAR 2000 READINESS DISCLOSURE

Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company, in the time periods preceding January 1, 2000, and follow-up monitoring of Y2K compliance in the periods following January 1, 2000. As of the date of this filing, the Company has experienced no material problems in connection with Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers. However, while no Y2K problems have developed, such problems may yet arise, perhaps traceable to systemic flaws that were not immediately apparent. Therefore, the Company will continue to monitor Y2K issues and work to remedy any difficulties that arise. Although the Company expects that its business will not be materially impacted, such future events cannot be known with certainty.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. In recent months, the Board and ALCO have been particularly careful in their review of the possible effects on net interest income of significant upward movements in prevailing interest rates, as some general interest rate rise was experienced in the third quarter 2000 and some (but not all) analysts have projected possible further upward pressure on rates in forthcoming periods. At September 30, 2000, the results of the Company's sensitivity analysis were within the parameters established by the Company's ALCO Policy.

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

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

The following exhibit is filed herewith:

Exhibit 27 - Selected Financial Data

No Reports on Form 8-K were filed during the Third Quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 13, 2000	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: November 13, 2000	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)