Form 10-K
period 2000-12-31
ARROW FINANCIAL CORP
filed 2001-03-28
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of February 28, 2001
Common Stock, par value $1.00 per share	7,253,666
State the aggregate market value of the voting stock held by non-affiliates of registrant.
Aggregate market value of voting stock	Based upon the average of the closing bid and closing asked prices on the NASDAQ Exchange
$164,796,000	February 28, 2001

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2001 (Part III)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibits Index

Cautionary Statement under Federal Securities Laws: The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "should," "plans," "will," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include unexpected changes in economic and market conditions, such as unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date this Report was first filed with the Securities and Exchange Commission ("SEC"). The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

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

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 366 full-time equivalent employees of the Company and the subsidiary banks at December 31, 2000.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$970,862	$123,312
Trust Assets Under Administration at Year-End (Not Included in Total Assets)	$734,732	$10,249
Date Organized	1851	1988
Employees	345	21
Offices	23	2
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The Company through its subsidiary banks offers a full range of commercial and consumer financial products. The banks' deposit base consists of deposits derived principally from the communities which the banks serve. The banks target their lending activities to consumers and small and mid-sized companies in the banks' immediate geographic areas. Through its banks' trust departments, the Company provides retirement planning, trust and estate administration services for individuals and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES

The Company's subsidiary banks engage in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. The Company also maintains an active indirect lending program through its sponsorship of dealer programs, under which it purchases dealer paper from automobile and other dealers meeting pre-established specifications. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to Freddie Mac and state housing agencies, while retaining the servicing rights. Loan sales into the secondary market have diminished in the past several years, however, as the banks have sought to increase their own portfolios. In addition to interest earned on loans, the banks receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, the Company continues to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio. These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted. It is the Company's policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.b., "Risk Elements"). Income on such loans is thereafter recognized only upon receipt.

The banks lend primarily to borrowers within the geographic areas served by the banks. The banks' combined loan portfolios do not include any foreign loans or any significant risk concentrations except as described in Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report. The banks do not participate in loan syndications, either as originators or as a participant. The portfolios generally are fully collateralized, and many commercial loans are further secured by personal guarantees.

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

During 1997 and 1998, banking regulators developed guidelines that financial institutions followed to ensure that their computer applications would operate properly for all dates after December 31, 1999. Additionally, the SEC prescribed disclosures for all publicly traded corporations, such as the Company, related to year 2000 preparedness. The Company experienced no material computer problems related to year 2000 preparedness.

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards. The Federal Reserve Board has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies. The risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The Federal Reserve Board's other important guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. The subsidiary banks are subject to similar capital requirements adopted by their primary federal regulators. The year-end 2000 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or non-bank companies, may be restricted if capital falls below these minimum capitalization standards or other informal capital guidelines that the regulators may apply from time to time to specific banking organizations. In addition to these potential regulatory limitations on the payment of dividends, the Company and its subsidiary banks' ability to pay dividends is subject to various restrictions under applicable corporate laws. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

D. COMPETITION

The Company and its subsidiaries face intense competition in all markets that they serve. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies, which are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks, offer substantive equivalents of transaction accounts and various loan and financial products. As a result of the newly adopted Gramm-Leach-Bliley Act, such organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish, acquire or affiliate with commercial banks themselves.

E. STATISTICAL DISCLOSURE

Set forth below is an index identifying the location in this Report of various items of statistical information required to be included in this Report by the SEC's industry guide for Bank Holding Companies.

Required Information	Location in Report
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential	Part II, Item 7.B.I.
Investment Portfolio	Part II, Item 7.C.I.
Loan Portfolio	Part II, Item 7.C.II.
Summary of Loan Loss Experience	Part II, Item 7.C.III.
Deposits	Part II, Item 7.C.IV.
Return on Equity and Assets	Part II, Item 6.
Short-Term Borrowings	Part II, Item 8. Note 9.

F. LEGISLATIVE DEVELOPMENTS

In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which permitted bank holding companies to engage in a wider range of financial activities. Under GLBA for example, bank holding companies may underwrite of all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities. Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate subsidiaries and also must register (and must qualify to register) as so-called "financial holding companies." A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory requirements as applied prior to the GLBA, with certain exceptions such as new customer privacy regulations and broker-dealer restrictions. The Company has not yet elected to become a "financial holding company" but continues to evaluate the opportunities provided by the GLBA.

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

In 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegel-Neal"). Under Riegel-Neal, an existing bank holding company may acquire a bank located in any state provided all required regulatory and other approvals are obtained and subject to certain state limits on maximum market share. Also under Riegel-Neal, banks headquartered in any state are permitted to branch into any other state (other than Colorado and Montana, which "opted out" of Riegel-Neal), again subject to receipt of all required approvals and certain conditions of state law.

In 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA established five capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. For further discussion on how these capital ratios are determined, see part I, Item 1.C., above, "Supervision and Regulation." The Company and each of its subsidiary banks currently qualify as "well capitalized."

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

Various other federal bills that would significantly affect banks are in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the principal executive officers of the Company and positions held are presented in the following table. The officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	52	President and CEO since January 1, 1997 and President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995. Mr. Hoy has been with the Company since 1974.
John J. Murphy	49	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has served as Senior Vice President, Treasurer and CFO of the Company since 1983. Mr. Murphy has been with the Company since 1973.
Gerard R. Bilodeau	54	Senior Vice President and Secretary since 1994. Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993. Mr. Bilodeau has been with the Company since 1969.
John C. Van Leeuwen	57	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. VanLeeuwen has been with the Company since 1985.

Item 2: Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York. The building is owned by Glens Falls National Bank and serves as its main office. Glens Falls National Bank owns nineteen additional offices and leases three at market rates. Saratoga National Bank owns both of its offices. Rental costs of premises did not exceed 5% of operating costs in 2000.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.

Item 3: Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

The Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. For example, from time to time, the banks have encountered claims against them grounded in lender liability, of the sort often asserted against financial institutions. These lender liability claims normally take the form of counterclaims to lawsuits filed by the banks for collection of past due loans. The various pending legal claims against the subsidiary banks, including lender liability claims, will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 4: Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2000.

PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 point.

	Sales Price		Cash Dividends Declared
	High	Low
1999
First Quarter	22.500	20.625	.176
Second Quarter	21.875	21.125	.176
Third Quarter	21.125	20.625	.184
Fourth Quarter	20.750	16.875	.190
2000
First Quarter	19.750	17.625	.190
Second Quarter	18.250	14.250	.200
Third Quarter	17.375	14.500	.200
Fourth Quarter	20.000	16.125	.210

The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable legal and regulatory restrictions. See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 2,937 holders of record of common stock at December 31, 2000.

Item 6: Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2000	1999	1998	1997	1996
Interest and Dividend Income	$75,624	$67,135	$63,033	$54,861	$54,875
Interest Expense	37,368	29,266	28,142	23,887	21,826
Net Interest Income	38,256	37,869	34,891	30,974	33,049
Provision for Loan Losses	1,471	1,424	1,386	1,303	896
Net Interest Income After Provision for Loan Losses	36,785	36,445	33,505	29,671	32,153
Other Income [1]	10,784	9,382	8,172	8,109	23,804
Net (Losses) Gains on Securities Transactions	(595)	(4)	408	74	(101)
Other Expense	27,582	27,298	24,506	21,702	24,774
Income Before Provision for Income Taxes	19,392	18,525	17,579	16,152	31,082
Provision for Income Taxes	5,711	5,666	5,744	5,155	10,822
Net Income	$13,681	$12,859	$11,835	$10,997	$20,260

Earnings Per Common Share:
Basic	$ 1.88	$ 1.68	$ 1.50	$ 1.37	$ 2.38
Diluted	1.86	1.66	1.48	1.35	2.36

Per Common Share:
Cash Dividends	$ .80	$ .73	$ .65	$ .57	$ .46
Book Value	11.14	9.73	9.91	9.32	8.94
Tangible Book Value[2]	9.63	8.13	8.26	7.57	8.71

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,081,354	$1,001,107	$939,029	$831,559	$652,603
Securities Available-for-Sale	229,026	228,364	267,731	221,837	171,743
Securities Held-to-Maturity	60,580	55,467	63,016	44,082	30,876
Loans, Net of Unearned Income	735,769	655,820	546,126	485,810	393,511
Nonperforming Assets	2,630	2,745	3,592	4,077	2,799
Deposits	858,925	795,197	775,597	720,915	541,747
Federal Home Loan Bank Advances	85,200	85,000	45,000	---	---
Other Borrowed Funds	42,697	36,021	24,032	24,755	22,706
Shareholders' Equity	80,781	72,287	77,146	73,871	74,296

Selected Key Ratios:
Return on Average Assets	1.30%	1.33%	1.36%	1.49%	2.86%
Return on Average Equity	18.60	17.02	15.51	15.19	28.78
Dividend Payout	43.01	43.98	43.78	41.49	19.47

1 Other Income in 2000 includes the net gain on the sale of the credit card portfolio of $825 and in 1996 includes a net gain of $15,330 from divestiture of the

Company's Vermont operations.

2 Tangible book value excludes from total equity intangible assets, primarily goodwill associated with branch purchases.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 2000 and the financial condition of the Company as of December 31, 2000 and 1999. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Summary of 2000 Financial Results

The Company reported net income of $13.7 million for 2000 compared to net income of $12.9 million for 1999 and $11.8 million for 1998. As indicated in the following table "Summary of Core Earnings," net income from each year was impacted by nonrecurring items, although in none of the years was the overall impact of nonrecurring items material. Net income, on a recurring basis, increased $620 thousand, or 4.8%, from 1999 to 2000 after increasing $1.4 million, or 11.9%, from 1998 to 1999. Diluted earnings per share (stated on a recurring basis) increased $.18, or 10.8%, from 1999 to 2000 and $.22, or 15.2%, from 1998 to 1999. The following analysis adjusts net income for nonrecurring items to arrive at a comparative presentation of the Company's "core" earnings. Also presented are cash diluted earnings per share, which adds-back to recurring net income the amortization of goodwill, net of tax, associated with prior period branch purchases.

SUMMARY OF CORE EARNINGS

(In Thousands, Except Per Share Data)
	2000	1999	1998
Net Income, as Reported	$13,681	$12,859	$11,835
Nonrecurring Items, Net of Tax:
Net Gain on Sale of Credit Card Portfolio	(488)	---	---
OREO Transactions	(13)	47	(10)
Net Securities Transactions	348	2	(241)
Other	51	51	---
Core Net Income	$13,579	$12,959	$11,584

Diluted Earnings Per Share, Based on Reported Net Income	$ 1.86	$ 1.66	$ 1.48
Diluted Earnings Per Share, Based on Core Net Income	1.85	1.67	1.45
Cash Diluted Earnings Per Share, Based on Core Net Income [1]	1.93	1.75	1.52

Return on Average Assets	1.30%	1.33%	1.36%
Return on Average Assets, Based on Core Net Income	1.29	1.34	1.33

Return on Average Equity	18.60%	17.02%	15.51%
Return on Average Equity, Based on Core Net Income	18.46	17.15	15.20

[1] Cash Earnings Per Share adds back to core net income the amortization of goodwill, net of tax, associated with branch purchases.

At December 31, 2000, the Company's tangible book value per share (shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $9.63, an increase of $1.50, or 18.5%, from year-end 1999. The increase was primarily attributable to retained earnings and net unrealized gains, net of tax, on securities held-for-sale during 2000, offset in part by periodic repurchases of the Company's common stock . As of the last trading day of 2000, the average of the Company's bid and asked stock price was $19.375, resulting in a trading multiple of 2.01 to tangible book value.

Directors of the Company increased the quarterly cash dividend by one cent twice in 2000, to $.21 by the fourth quarter. Total cash dividends were $.80 for 2000, compared to $.73 for 1999, an increase of $.07, or 9.6%.

Nonperforming assets amounted to $2.6 million at December 31, 2000, a decrease of $115 thousand from the prior year-end. Total charged-off loans (net of recoveries) for 2000 were $528 thousand, versus $382 thousand for the prior year, each total representing less than .10% of average loans for the respective year. At year-end 2000, the allowance for loan losses, at $8.7 million, represented a coverage ratio (allowance as a percentage of nonperforming loans) of 425%. Both of these totals, the allowance and the coverage ratio, were higher than at year-end 1999.

Sale of Credit Card Portfolio and Servicing Business

For several years the Company has serviced its own credit card portfolio as well as the credit card portfolios for several small financial institutions. In 2000, the Company determined that it would no longer engage in the consumer credit card servicing business and that it would sell the business as well as its existing consumer credit card balances to MBNA America Bank, N.A., an organization widely recognized as an industry leader. The decision to discontinue this activity was driven by the fact that the consumer credit card business, including both card issuance and account servicing, has increasingly become a commodity operation that requires great scale. Management also expected that its credit card customers would receive a broader array of account benefits and service under MBNA's programs. The sale, which generated a one-time nonrecurring net gain of $825 ($488 net of tax), was completed in the third quarter of 2000. The Company will continue to manage its merchant credit card and debit card programs. Management does not expect that the sale of its credit card balances and discontinuation of credit card computer processing services to other correspondent banks will have a material effect on recurring future earnings.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, presents the factors that are primarily responsible for the Company's results of operations for 2000 and the prior two years.

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

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2000		1999
	2000	1999	1998	Amount	%	Amount	%
Interest and Dividend Income	$77,224	$68,485	$64,131	$ 8,739	12.8%	$ 4,354	6.8%
Interest Expense	37,368	29,266	28,142	8,102	27.7	1,124	4.0
Net Interest Income	$39,856	$39,219	$35,989	$ 637	1.6	$ 3,230	9.0

On a tax-equivalent basis, net interest income was $39.9 million in 2000, an increase of $637 thousand, or 1.6%, from $39.2 million in 1999. Factors contributing to the $637 thousand increase in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME

(In Thousands) (Fully Taxable Basis)

	2000 Compared to 1999			1999 Compared to 1998
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (320)	$ 115	$ (205)	$ (30)	$ (57)	$ (87)
Securities Available-for-Sale:
Taxable	(846)	450	(396)	962	254	1,216
Non-Taxable	48	12	60	(519)	(9)	(528)
Securities Held-to-Maturity:
Taxable	(205)	(56)	(261)	(1,626)	365	(1,261)
Non-Taxable	412	285	697	1,268	(428)	840
Loans	7,990	854	8,844	7,109	(2,935)	4,174
Total Interest and Dividend Income	7,079	1,660	8,739	7,164	(2,810)	4,354

Interest Expense:
Deposits:
Interest-Bearing Demand Deposits	(14)	371	357	522	(396)	126
Regular and Money Market Savings	556	1,060	1,616	88	(681)	(593)
Time Deposits of $100,000 or More	1,150	1,445	2,595	845	(507)	338
Other Time Deposits	402	691	1,093	3	(885)	(882)
Total Deposits	2,094	3,567	5,661	1,458	(2,469)	(1,011)

Short-Term Borrowings	(120)	196	76	362	(79)	283
Long-Term Debt	1,778	587	2,365	1,849	8	1,852
Total Interest Expense	3,752	4,350	8,102	3,664	(2,540)	1,124
Net Interest Income	$3,327	$(2,690)	$ 637	$3,500	$ (270)	$3,230

The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 2000, 1999 and 1998 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans, while unearned income has been eliminated.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

Arrow Financial Corporation and Subsidiaries

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Years Ended December 31	2000			1999			1998
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 5,125	$ 317	6.19%	$ 10,696	$ 522	4.88%	$ 11,280	$ 609	5.40%
Securities Available-
for-Sale:
Taxable	228,530	15,362	6.72	241,237	15,758	6.53	226,447	14,542	6.42
Non-Taxable	1,904	129	6.78	1,171	69	5.89	10,005	597	5.97
Securities Held-to-Maturity:
Taxable	560	38	6.79	3,363	299	8.89	22,825	1,560	6.84
Non-Taxable	58,779	3,982	6.77	52,496	3,285	6.26	32,988	2,445	7.41
Loans	698,059	57,396	8.22	600,719	48,552	8.08	514,348	44,378	8.63

Total Earning Assets	992,957	77,224	7.78	909,682	68,485	7.53	817,893	64,131	7.84
Allowance For Loan
Losses	(8,301)			(7,316)			(6,514)
Cash and Due From Banks	25,802			25,245			22,891
Other Assets	41,067			40,219			39,101
Total Assets	$1,051,525			$967,830			$873,371
Deposits:
Interest-Bearing
Demand Deposits	$189,667	5,416	2.86	$190,185	5,059	2.66	$171,209	4,933	2.88
Regular and Money
Market Savings	188,303	5,274	2.80	165,299	3,658	2.21	161,874	4,251	2.63
Time Deposits of
$100,000 or More	149,834	9,008	6.01	128,688	6,413	4.98	112,226	6,075	5.41
Other Time Deposits	203,116	10,926	5.38	195,335	9,833	5.03	195,283	10,715	5.49
Total Interest-Bearing
Deposits	730,920	30,624	4.19	679,507	24,963	3.67	640,592	25,974	4.05

Short-Term Borrowings	33,515	1,678	5.01	36,057	1,602	4.44	28,001	1,319	4.71
Long-Term Debt	85,185	5,066	5.95	53,569	2,701	5.04	16,548	849	5.13
Total Interest-
Bearing Funds	849,620	37,368	4.40	769,133	29,266	3.81	685,141	28,142	4.11

Demand Deposits	114,062			106,259			96,149
Other Liabilities	14,291			16,896			15,752
Total Liabilities	977,973			892,288			797,042
Shareholders' Equity	73,552			75,542			76,329
Total Liabilities and
Shareholders' Equity	$1,051,525			$967,830			$873,371
Net Interest Income
(Fully Taxable Basis)		39,856			39,219			35,989
Reversal of Tax Equivalent
Adjustment		(1,600)			(1,350)			(1,098)
Net Interest Income		$38,256			$37,869			$34,891

Net Interest Spread			3.38%			3.72%			3.73%
Net Interest Margin			4.01%			4.31%			4.40%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS	December 31,
	2000	1999	1998
Yield on Earning Assets	7.78%	7.53%	7.84%
Cost of Interest-Bearing Liabilities	4.40	3.81	4.11
Net Interest Spread	3.38%	3.72%	3.73%
Net Interest Margin	4.01%	4.31%	4.40%

The change in net interest income due to changes in rate was a decrease of $2.7 million in 2000 and a decrease of $270 thousand in 1999.

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

Key Interest Rate Changes 1997 - 2001

		Federal
	Discount	Funds	Prime
Date	Rate	Rate	Rate
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
November 17, 1998	4.50	4.75	7.75
October 8, 1998	4.75	5.00	8.00
September 29, 1998	4.75	5.25	8.25
March 26, 1997	4.75	5.50	8.50

The Company's net interest income, for the past several years, has been sensitive to increases in interest rates. As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000. This marked a turnaround from a long period of flat or slowly-declining prevailing interest rates. The 1999 rate hikes had a moderate impact on the Company's financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on earning liabilities, as well as the Company's net interest spread and net interest margin. However, the full impact of rising rates was the primary cause of the decrease in net interest income due to rates in 2000.

The net interest margin for 2000 was 4.01%, a decrease of 30 basis points from the 4.31% margin for 1999. The net interest spread between the two years decreased by 34 basis points. The decrease in margin and spread was attributable to three main factors: (i) Generally, 2000 was a period of rising interest rates, and the cost of the Company's paying liabilities increased at a faster rate than the yield on the Company's earning assets. (ii) The Company continued to experience a shift in the components of its source of funds from lower cost sources (e.g., traditional bank deposit products, including demand deposits) to higher cost sources (e.g., Federal Home Loan Bank borrowings). (iii) Throughout the year, the yield curve for investment securities remained atypically flat (the normal slope of the yield curve is caused by higher yields for instruments with longer maturities), which prevented management from obtaining a higher average yield on repriced assets.

The negative impact of the above factors on net interest income was exacerbated by the fact that paying liabilities typically reprice more quickly than earning assets putting pressure on margins in times of rising rates. In this regard, however, management notes that much of the Company's recent loan growth has occurred in the consumer loan sector, including indirect loans, a sector that tends to reprice relatively quickly. Other asset sectors, however, including residential mortgage loans and investment securities, are more resistant to upward repricing.

Shortly after year-end 2000, the Federal Reserve Board took action which resulted in two 50 basis point decreases in the prevailing rates. The Board has given indications that rates may continue to decrease in forthcoming periods. Management is not able to predict with any certainty how the relative repricing of its asset and liability portfolios will proceed in forthcoming periods, or whether prevailing interest rates or the rates paid or earned by the Company will continue to fall. Management does expect some improvement on margins attributable to rate decreases, for many of the same reasons discussed above that have led to narrower margins in periods of rising rates (e.g., liabilities repricing more rapidly than assets). However, the Company faces significant competitive pricing pressures in its marketplace for deposits (as well as loans) and some of the other factors discussed above that have applied pressure on margins recently, such as the shift in the overall sources of funds from lower to more costly sources, are not expected to disappear or have a beneficial impact in periods of decreasing rates.

In the analysis of 1998 to 1999, the same compression of margins and spread was not experienced. The Company's spread between the yield on earning assets and the cost of interest-bearing liabilities remained essentially the same for 1999 as for 1998. Net interest margin for 1999, at 4.31%, represented a 9 basis point decrease from the net interest margin of 4.40% in 1998. The one basis point decrease in the spread reflected a 31 basis point decrease in the yield on earning assets and a 30 basis point decrease in the cost of interest-bearing liabilities from 1998 to 1999.

The 9 basis point decrease in net interest margin in 1999 was principally attributable to the fact that average earning assets did not increase as rapidly as average paying liabilities. From 1998 to 1999, average earning assets increased 11.2% while the increase in average paying liabilities was 12.3%. During the fourth quarter of 1999, the Company began to increase its cash and due from bank balances as a precautionary measure for any possible run on deposits as a result of perceived year 2000 problems. This measure was one of the reasons for the fact that for 1999 average earning assets increased at a slower rate than average interest-bearing liabilities. In January 2000, cash and due from banks returned to normal levels. Another reason for liabilities increasing faster than assets was that average shareholders' equity decreased by 1.03% from 1998 to 1999, in response to the decision by the Board and management during 1999 to continue with a stock repurchase program. This decrease, although a contributing factor in liabilities expanding more rapidly than assets, also had the positive effect of further leveraging shareholders' equity, thereby increasing per share returns.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's earning assets and interest-bearing liabilities is included later in this report under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars in Thousands)
				Change		% Change
	2000	1999	1998	2000	1999	2000	1999
Earning Assets	$992,957	$909,682	$817,893	$83,275	$91,789	9.2%	11.2%
Interest-Bearing Liabilities	849,620	769,133	685,141	80,487	83,992	10.5	12.3
Demand Deposits	114,062	106,259	96,149	7,803	10,110	7.3	10.5
Total Assets	1,051,525	967,830	873,371	83,695	94,458	8.6	10.8
Earning Assets to Total Assets	94.43%	93.99%	93.65%	.44%	.34%	0.5	0.4

In general, changes in the volume of earning assets and interest-bearing liabilities will result in corresponding changes in net interest income, that is, as assets and liabilities increase, so will net interest income. However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates. The change in net interest income due to changes in volume was an increase of $3.3 million in 2000 and $3.5 million in 1999.

During 2000, average earning assets increased $83.3 million, an increase of 9.2%. Average paying liabilities grew at a somewhat faster pace, increasing by $80.5 million, or 10.5%. The combined effect was to increase net interest income by approximately 8.5%, before giving effect to the negative impact on net interest income resulting from the change in interest rates discussed in the previous section. Even this latter negative effect did not outweigh the positive effect of increased size, however.

The Company experienced its growth in average earning assets principally within the loan portfolio, which increased $97.3 million, or 16.2%. The fastest growing segment of the portfolio was indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. Average indirect loans increased $72.1 million, or 33.5%, from 1999 to 2000. The average balance of commercial loans increased $17.4 million, or 17.0%, during the year. The Company also experienced growth in the average balance of residential real estate loans of $8.1 million, or 4.1%, from 1999 to 2000.

While the Company experienced most of its growth in average paying liabilities from traditional banking deposit products, which increased by $51.4 million, or 7.6%, from 1999 to 2000, the greatest percentage growth in liabilities occurred in FHLB borrowings which increased by $24.6 million, or 48.2%, above the average level in the prior year. The negative impact on margins resulting from this shift in liabilities from lower to higher cost was discussed in the previous section of this Report, "Change in Net Interest Income Due to Rates." The increase in deposit balances during 2000 occurred in the Company's existing branch network, with the only physical expansion during the year being the addition of a drive-up office in the Ticonderoga market.

In the comparison between 1999 and 1998, average earning assets increased by $91.8 million, or 11.2%, between 1998 and 1999. As discussed earlier, average interest-bearing liabilities increased to a somewhat greater extent, by 12.3%, between the two years. On the earning asset side, the Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and particularly indirect consumer loans. Indirect consumer loans accounted for the greatest portion of growth within the loan portfolio. From 1998 to 1999, the average balance of indirect loans increased $57.5 million, or 36.5%. The Company also experienced steady demand for residential real estate loans with average balances increasing $30.3 million, or 18.1%, from 1998 to 1999.

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

The provision for loan losses was $1.5 million for 2000, an increase of $47 thousand, or 3.3%, from 1999.

At December 31, 2000, nonperforming loans amounted to $2.1 million, essentially unchanged from the balance at December 31, 1999.

At December 31, 2000, the allowance for loan losses was $8.7 million, or 1.19%, of total loans. The allowance for loan losses represented 425% of the amount of nonperforming loans at that date.

While the Company has experienced a slight decrease in nonperforming loans and gross charge-offs over the past year, the Company has also experienced significant growth in the loan portfolio and a shift in the mix of loan categories within the loan portfolio (See C. Financial Condition II. Loan Portfolio in this Report). Indirect installment loans continue to increase as a percentage of overall loans and, given the nature of these loans, management perceives a somewhat higher level of risk in the current portfolio mix than in the prior periods.

During 2000, loan losses charged against the allowance, net of recoveries, were $528 thousand, or .08%, of average loans for the period, an increase of $146 thousand, or 38%, from the prior year amount. The principal reason for the increase in net loan losses in 2000 as compared with 1999 was a recovery of $315 thousand in the 1999 period related to the final repayment of a large commercial loan. Excluding the large recovery, net loan losses for 1999 represented .12% of average loans. The provision for loan losses charged to expense for 2000 was $1.5 million, or .21%, of average loans for the period.

The provision for loan losses was $1.4 million for 1999, an increase of $38 thousand, or 2.7%, from 1998. As in the case of the slightly increased provision for 2000, the increased provision in 1999 reflected a shift in the mix of loan categories within the loan portfolio to loans characterized by slightly greater risk, as opposed to any increase in nonperforming loans or gross charge-offs, both of which decreased in 1999 compared to 1998 levels.

At December 31, 1999, nonperforming loans amounted to $2.1 million, a decrease of 28.4% from the balance at December 31, 1998. The decrease was primarily attributable to one large commercial loan, originally placed on nonaccrual status during 1997, which was fully repaid in 1999. At December 31, 1999, the allowance for loan losses was $7.8 million, or 1.19% of total loans. The allowance for loan losses represented 371% of the amount of nonperforming loans at that date. During 1999, loan losses charged against the allowance, net of recoveries, were $382 thousand, or .06%, of average loans for the period. The principal reason for the decrease in net loan losses was a recovery in 1999 of $315 thousand related to the final repayment of the large commercial loan cited above. Excluding the large recovery, net loan losses for 1999 were .12% of average loans. The provision for loan losses charged to expense for 1999 was $1.4 million, or .24%, of average loans for the period.

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

The Company's 5-year experience with loan charge-offs, provisioning for loan losses and maintenance of its loss allowance reflects a steady strengthening of loan quality and continuing application of high credit standards. At year-end 2000, the coverage ratio was at its highest level in five years, but due to the relatively strong loan growth in the latter years of this period, the allowance as a percentage of total period-end loans was 1.19% at year-end 2000, a 5-year low, and unchanged from prior year-end. While management believes that the 2000 year-end allowance was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2000	1999	1998	1997	1996
Loans at End of Period	$ 735,769	$ 655,820	$546,126	$485,810	$393,511
Average Loans	698,059	600,719	514,348	439,103	459,946
Total Assets at End of Period	1,081,354	1,001,107	939,029	831,599	652,603

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	94	50	191	119	83
Commercial Loans	161	147	671	1,951	1,487
Residential Real Estate Loans	572	873	1,049	1,017	457
Consumer Loans	930	720	359	234	270
Total Nonaccrual Loans	1,757	1,790	2,270	3,321	2,297

Loans Past Due 90 or More Days and
Still Accruing Interest	298	307	657	363	321
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,055	2,097	2,927	3,684	2,618
Repossessed Assets	150	62	38	78	45
Other Real Estate Owned	425	586	627	315	136
Total Nonperforming Assets	$ 2,630	$ 2,745	$3,592	$ 4,077	$ 2,799

Allowance for Loan Losses:
Balance at Beginning of Period	$ 7,784	$ 6,742	$6,191	$ 5,581	$12,106
Allowance Acquired (Transferred)	---	---	---	700	(6,841)
Loans Charged-off:
Commercial, Financial
and Agricultural	(42)	(75)	(166)	(596)	(185)
Real Estate - Commercial	(20)	(33)	(43)	---	(104)
Real Estate - Construction	(2)	---	---	---	(2)
Real Estate - Residential	(29)	(64)	(133)	(121)	(57)
Installment Loans to Individuals	(764)	(861)	(836)	(881)	(598)
Total Loans Charged-off	(857)	(1,033)	(1,178)	(1,598)	(946)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	34	326	19	27	84
Real Estate - Commercial	15	18	---	2	48
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	11	12	23	3	12
Installment Loans to Individuals	269	295	301	173	222
Total Recoveries of Loans Previously Charged-off	329	651	343	205	366
Net Loans Charged-off	(528)	(382)	(835)	(1,393)	(580)
Provision for Loan Losses
Charged to Expense	1,471	1,424	1,386	1,303	896

Balance at End of Period	$ 8,727	$ 7,784	$6,742	$ 6,191	$ 5,581

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
of Average Loans	.08%	.06%	.16%	.32%	.13%
Provision for Loan Losses as a Percentage of Average Loans	.21	.24	.27	.30	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.19	1.19	1.23	1.27	1.42
Allowance for Loan Losses as a Percentage of Nonperforming Loans	424.67	371.20	230.32	168.05	213.18
Nonperforming Loans as a Percentage of Period-end Loans	.28	.32	.54	.76	.67
Nonperforming Assets as a Percentage of Period-end Total Assets	.24	.27	.38	.49	.43

III. OTHER INCOME

The majority of other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring fee income. Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

				Change
	December 31,			Amount		Percent
	2000	1999	1998	2000	1999	2000	1999
Income from Fiduciary Activities	$ 3,681	$ 3,283	$ 3,025	$ 398	$ 258	12.1%	8.5%
Fees for Other Services to Customers	5,222	4,799	4,236	423	563	8.8	13.3
Net Gains (Losses) on Securities Transactions	(595)	(4)	408	(591)	(412)	---	(101.0)
Net Gain on Sale of Credit Card Portfolio	825	---	---	825	---	---	---
Other Operating Income	1,056	1,300	911	(244)	389	(18.8)	42.7
Total Other Income	$10,189	$ 9,378	$ 8,580	$ 811	$ 798	8.6	9.3

Total other income increased $811 thousand, or 8.6%, from 1999 to 2000. Without regard to net securities transactions and one-time nonrecurring items, total other income was $10.0 million for 2000 and $9.1 million for 1999, an increase of $860 thousand, or 9.5%.

For 2000, income from fiduciary activities increased $398 thousand, or 12.1%, from 1999. The increase was in large part attributable to an increase in both the number of trust accounts and total assets under administration. At year-end 2000, trust assets under administration amounted to $734.7 million, an increase of $37.7 million, or 5.4%, from year-end 1999.

Fees for other services to customers include deposit service charges, credit card merchant processing fees, safe deposit box fees and loan servicing fees. These fees amounted to $5.2 million in 2000, an increase of $423 thousand, or 8.8%, from 1999. The increase in 2000 was primarily attributable to three areas: (i) increased fee income from processing merchant credit card transactions, (ii) increased service charges on deposit accounts, and (iii) increased brokerage fee income.

During 2000, the Company realized net securities losses of $595 thousand on the sale of $47.1 million from its available-for-sale portfolio. In the third quarter of 2000, the Company restructured a portion of its securities available-for-sale portfolio. During that quarter, the Company sold $47.0 million of securities with a weighted average yield of 6.22% at a net loss of $601 thousand reflecting general price declines in the debt market during a period of rising rates. The Company reinvested a substantial portion of the proceeds in $35.2 million of securities with a weighted average yield of 7.16%.

The sale of the credit card portfolio in 2000 was discussed in the Overview at the beginning of Item 7.

In the past, the primary component of other operating income was fees earned on servicing credit card portfolios for correspondent banks. With the sale of the credit card portfolio at the end of the third quarter of 2000, the Company also discontinued servicing credit card portfolios for its correspondent banks. Income from servicing credit card portfolios amounted to $486 thousand (for nine months) in 2000 and $504 thousand for a full year in 1999. Other operating income also includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues. For 2000, other operating income decreased $244 thousand, or 18.8%. Only a small part of this decrease was attributable the discontinuation of servicing correspondents' credit card portfolios; the discontinuation of this business will have a much greater negative effect on other operating income in 2001 (although this income reduction will be offset by corresponding decreases in related expense). Most of the decrease in other operating income between 1999 and 2000 was attributable to a nonrecurring event in the 1999 period, which was an award from a federally funded program to encourage lending in designated economically deprived areas. On a recurring basis, other operating income increased $39 thousand, or 3.8%, from 1999 to 2000. The increase was primarily attributable to a gain on the sale of other real estate owned and increased Canadian exchange fee income.

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

Fees for other services in 1999 amounted to $4.8 million, an increase of $563 thousand, or 13.3%, from 1998. The increase in 1999 was primarily attributable to increased fee income from processing merchant credit card transactions, increased service charges on deposit accounts and non-customer charges for use of automated teller machines.

For 1999, other operating income increased $389 thousand, or 42.7% from 1998. The increase was primarily attributable to a nonrecurring event in 1999, an award from a federally funded program to encourage lending in designated economically deprived areas. On a recurring basis, other operating income increased $106 thousand, or 11.6%, from 1998 to 1999. The increase was primarily attributable to an increase in fees earned on servicing credit card portfolios for correspondent banks, a business which the Company discontinued in September 2000, as discussed in the "Overview."

During 1999, the Company realized net securities losses of $4 thousand on the sale of $11.0 million from its available-for-sale portfolio. The primary purpose of these sales was to extend the maturity of certain securities due to mature near year-end 1999, to avoid possible decreases in rates in the investment securities markets accompanying the advent of the year 2000.

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

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

				Change
	December 31,			Amount		Percent
	2000	1999	1998	2000	1999	2000	1999
Salaries and Employee Benefits	$15,592	$15,160	$13,810	$ 432	$1,350	2.8%	9.8%
Occupancy Expense of Premises, Net	1,978	1,830	1,674	148	156	8.1	9.3
Furniture and Equipment Expense	2,466	2,435	2,190	31	245	1.3	11.2
Other Operating Expense	7,546	7,873	6,832	(327)	1,041	(4.2)	15.2
Total Other Expense	$27,582	$27,298	$24,506	$ 284	$2,792	1.0	11.4

Other expense for 2000 amounted to $27.6 million, an increase of $284 thousand, or 1.0%, from 1999. All components of other expense were impacted to some extent by the third quarter sale of the credit card portfolio and winding down the operations of the credit card department. The two senior employees of the department retired at the end of 2000. Most of the other employees were redeployed in other areas of the Company's operations to replace retiring or departing employees in those areas. Most other operating expenses associated with the credit card department were discontinued effective upon the sale. Overall, the Company expects a reduction in other expense in 2001 attributable to the sale of the credit card business comparable in magnitude to the reduction in other operating income attributable thereto.

Salaries and employee benefits increased $432 thousand, or 2.8%, from 1999 to 2000. Employee benefits increased $66 thousand, or 1.5% during the period. Salaries increased $366 thousand, or 3.4%, from 1999 to 2000. Most of the increase was attributable normal merit pay increases.

Occupancy expense increased $148 thousand, or 8.1%, from 1999 to 2000. Most of the increase was attributable to maintenance and depreciation expense on capital improvements at the six branches acquired from Fleet in 1997 as well as the new drive-up branch in Ticonderoga.

Furniture and equipment expense increased slightly by $31 thousand, or 1.3%, from 1999 to 2000.

Other operating expense decreased $327 thousand, or 4.2%, from 1999 to 2000. The decrease was attributable to an item of nonrecurring expense in 1999. On a recurring basis, other operating expense was essentially unchanged from 1999.

Other expense for 1999 amounted to $27.3 million, an increase of $2.8 million, or 11.4%, from 1998. Salaries and employee benefits increased $1.4 million, or 9.8%, from 1998 to 1999. Employee benefits increased $436 thousand, or 11.2% during the period. Salaries increased $914 thousand, or 9.2%, from 1998 to 1999. Most of the increase was attributable to staff additions, as well as to normal merit pay increases.

Occupancy expense increased $156 thousand, or 9.3%, from 1998 to 1999. Most of the increase was attributable to maintenance and depreciation expense on capital improvements at the branches acquired from Fleet in 1997.

Furniture and equipment expense increased $245 thousand, or 11.2%, from 1998 to 1999. The primary increase was in depreciation expense, attributable in large part to the acceleration of computer equipment replacement undertaken as part of the Company's year 2000 preparedness program.

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

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)
	Years Ended December 31,
	2000	1999	1998
Provision for Income Taxes	$5,711	$5,666	$5,744
Effective Tax Rate	29.5%	30.6%	32.7%

The provisions for federal and state income taxes amounted to $5.7 million for each of the years 2000, 1999 and 1998.

The effective income tax rates for 2000, 1999 and 1998 were 29.5%, 30.6% and 32.7%, respectively. The decrease in the effective tax rate from 1999 to 2000 was primarily attributable to an increase in holdings of tax exempt securities.

The decrease in the effective tax rate from 1998 to 1999 was primarily attributable to the effects of certain tax planning strategies implemented in prior years including increased holdings of tax exempt securities.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired or are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss. At December 31, 2000, the Company held no trading securities.

Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 2000, 1999 and 1998.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	December 31,
	2000	1999	1998
U.S. Treasury and Agency Obligations	$ 29,491	$ 38,251	$ 30,134
State and Municipal Obligations	1,904	404	9,240
Collateralized Mortgage Obligations	51,140	69,350	69,257
Other Mortgage-Backed Securities	127,437	107,190	120,104
Corporate and Other Debt Securities	12,197	6,906	34,953
Mutual Funds and Equity Securities	6,857	6,263	4,043
Total	$229,026	$228,364	$267,731

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

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 2000. CMO's and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 1,066	$ 15,575	$12,910	$ ---	$ 29,491
State and Municipal Obligations	1,904	---	---	---	1,904
Collateralized Mortgage Obligations	15,191	30,045	2,881	3,023	51,140
Other Mortgage-Backed Securities	5,946	112,112	8,694	685	127,437
Corporate and Other Debt Securities	---	10,197	---	2,000	12,197
Mutual Funds and Equity Securities	---	---	---	6,857	6,857
Total	$24,047	$167,929	$24,485	$12,565	$229,026

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 2000.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	6.36%	6.69%	6.36%	---%	6.54%
State and Municipal Obligations	7.28	---	---	---	7.28
Collateralized Mortgage Obligations	6.68	6.87	6.16	6.45	6.75
Other Mortgage-Backed Securities	6.69	6.49	6.92	7.69	6.54
Corporate and Other Debt Securities	---	7.46	---	9.70	7.84
Mutual Funds and Equity Securities	---	---	---	6.50	6.50
Total	6.67	6.64	6.53	7.06	6.65

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2000. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2000 and 1999, the weighted average maturity was 4.5 and 4.8 years, respectively, for debt securities in the available-for-sale portfolio. At December 31, 2000 the net unrealized loss on securities available-for-sale amounted to $198 thousand. The net unrealized gain or loss, net of tax, is reflected in accumulated other comprehensive income/loss. The net unrealized loss at December 31, 2000 represents a $6.8 million decrease in net unrealized losses since December 31, 1999 and is primarily attributable to the decrease in interest rates during the last half of 2000.

For further information regarding the Company's portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Securities Held-to-Maturity:

The following table sets forth the book value of the Company's portfolio of securities held-to-maturity for each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)
	December 31,
	2000	1999	1998
U.S. Treasury and Agency Obligations	$ ---	$ ---	$ 3,989
State and Municipal Obligations	60,580	55,467	42,458
Other Mortgage-Backed Securities	---	---	16,569
Total	$60,580	$55,467	$63,016

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity to available-for-sale, as allowed under SFAS No. 133, including all the U.S. Treasury and agency obligations and all other mortgage-backed securities. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in other comprehensive income ($105 thousand after-tax). As the Company has not held any derivative instruments within the meaning of SFAS No. 133 at adoption, or thereafter, this statement has not had a significant effect on the Company's consolidated financial statements.

For information regarding the fair value of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 2000.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$7,869	$4,771	$38,447	$ 9,493	$60,580

The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 2000.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	7.03%	7.52%	6.67%	6.76%	6.80%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2000. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2000, 1999 and 1998, the Company sold no securities from the held-to-maturity portfolio. The weighted-average maturity of the held-to-maturity portfolio was 7.6 years and 8.4 years at December 31, 2000 and 1999, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans and leases outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS AND LEASES

(Dollars In Thousands)
	December 31,
	2000		1999		1998		1997		1996
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 60,850	8	$ 46,818	7	$ 35,961	6	$ 46,124	9	$ 48,372	12
Real Estate - Commercial	70,129	10	66,273	10	58,420	11	50,680	10	36,302	9
Real Estate - Construction	5,063	1	4,505	1	3,406	1	2,072	1	971	1
Real Estate - Residential	265,325	36	252,660	39	238,425	44	208,258	43	168,429	43
Indirect Loans	314,871	42	257,068	39	178,969	33	141,672	29	107,211	27
Other Installment Loans to Individuals	19,531	3	28,496	4	30,945	5	37,004	8	32,226	8
Total Loans and Leases	735,769	100	655,820	100	546,126	100	485,810	100	393,511	100
Allowance for Loan Losses	(8,727)		(7,784)		(6,742)		(6,191)		(5,581)
Total Loans and Leases, Net	$727,042		$648,036		$539,384		$479,619		$387,930

During 2000, as in the preceding four years, the Company experienced strong growth in the area of indirect loans. Indirect loans are almost entirely auto vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. Compared to year-end 1999, these loans had increased $57.8 million at year-end 2000, or 22.5%, and represented the largest segment of the Company's loan portfolio, constituting 42% of total loans.

Residential real estate loans, the second largest segment at year-end 2000, at 36% of total loans, increased $12.7 million, or 5.0%, from the prior year-end. In past years, the Company has sold residential real estate loan originations to the secondary market, but in recent years has retained all residential real estate originations in its own portfolio.

The Company also focused on its commercial and commercial real estate loans outstanding. At December 31, 2000 these loans had increased $17.9 million, or 15.8%, over year-end 1999 levels.

During 1999, the Company experienced strong growth in the area of indirect automobile loans. Compared to year-end 1998, these loans increased $78 million, or 43.6%, and became the largest segment of the Company's loan portfolio, contributing 39% of total loans. Residential real estate loans, the second largest segment at 39% of total loans at year-end 1999, increased $14 million, or 6.0%, from the prior year-end.

The Company's commercial and commercial real estate loans outstanding, at December 31, 1999, increased $18.7 million, or 19.8%, over year-end 1998 levels.

In 1998, the Company saw considerable expansion in its indirect automobile lending program, which increased by $37.3 million, or 26.3%. The Company also experienced an increase in consumer installment loans in 1997 with most of the increase attributable to the Fleet Branch acquisition and the remainder principally due to steady growth of the indirect loan program.

Also during 1998, the Company experienced a significant increase in originations for residential real estate loans. The majority of the residential loan originations represented new-money mortgages, rather than the refinancing of existing loans. The increase in residential real estate loans in 1997 was primarily attributable to the acquisition of such loans incident to the purchase of the branches from Fleet Bank.

In the Fleet branch acquisition completed on June 27, 1997, the Company acquired $44.2 million of loans (consumer loans - $16.6 million, home equity loans - $7.1 million, commercial loans - $5.6 million, commercial real estate loans - $4.8 million, and residential real estate loans - $10.1 million). Since then, the communities served by the acquired branches have contributed to the internal loan growth experienced by the Company.

The following table indicates the changing mix in the Company's loan portfolio by presenting the quarterly average balances for the Company's significant loan products for the past five quarters. The ensuing tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Commercial and Commercial Real Estate	$133,077	$131,845	$131,963	$122,873	$113,402
Residential Real Estate	209,623	206,122	203,712	202,856	203,302
Home Equity	29,178	29,052	29,623	29,720	29,743
Indirect Consumer Loans	311,953	294,217	278,410	263,538	248,584
Other Consumer Loans	43,505	41,621	39,958	40,698	40,137
Credit Card Loans	---	5,604	6,295	6,356	6,363
Total Loans	$727,337	$708,461	$689,961	$666,041	$641,531

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Commercial and Commercial Real Estate	18.3%	18.6%	19.1%	18.4%	17.7%
Residential Real Estate	28.8	29.1	29.5	30.5	31.7
Home Equity	4.0	4.1	4.3	4.5	4.6
Indirect Consumer Loans	42.9	41.5	40.4	39.5	38.7
Direct Consumer Loans	6.0	5.9	5.8	6.1	6.3
Credit Card Loans	---	0.8	0.9	1.0	1.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Commercial and Commercial Real Estate	9.34%	9.24%	9.18%	9.01%	8.90%
Residential Real Estate	7.65	7.61	7.62	7.57	7.40
Home Equity	9.11	9.17	9.02	8.73	8.65
Indirect Consumer Loans	8.09	7.96	7.80	7.74	7.68
Direct Consumer Loans	9.10	9.05	9.01	8.97	9.03
Credit Card Loans	---	17.44	14.55	14.78	13.70
Total Loans	8.29	8.29	8.19	8.11	8.00

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. There is a time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio. As discussed above in this Report in the section entitled "Changes in Net Interest Income Due to Rate," the Federal Reserve increased interest rates five times between mid-1999 and mid-2000. These increases had only a limited impact on the average yield of the Company's portfolio during 1999, but did increase average yields throughout 2000. In the fourth quarter of 2000, the yield on the loan portfolio stabilized at 8.29%, the same yield as the third quarter of 2000. The Federal Reserve reduced prevailing rates by 100 basis points in January 2001, and the Company now expects that the yield on its loan portfolio will start to decline, but with a similar lag in time as during the period of increasing rates.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 2000. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within 1 Year" maturity category. All of the real estate - construction loans are for single family houses where the Company has made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$24,354	$17,932	$18,564	$60,850
Real Estate - Construction	---	---	5,063	5,063
Total	$24,354	$17,932	$23,627	$65,913

Fixed Interest Rates	$ 6,321	$14,902	$10,401	$31,624
Variable Interest Rates	18,033	3,030	13,226	34,289
Total	$24,354	$17,932	$23,627	$65,913

COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because they were not yet funded. As of December 31, 2000, the total contingent liability for standby letters of credit amounted to $1.5 million. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2000, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $79.9 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. When nonaccrual loans reach 120 days delinquent, they are charged-off against the allowance for loan losses in an amount equal to unpaid principal less the fair value of collateral plus estimated costs to sell. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2000.

Loans past due 90 days or more and still accruing interest, as identified in the following table, are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

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

The Company's nonperforming loans were as follows:

SCHEDULE OF NONPERFORMING LOANS

(Dollars In Thousands)

	December 31,
Nonaccrual Loans:	2000	1999	1998	1997	1996
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	94	50	191	119	83
Commercial Loans	161	147	671	1,951	1,487
Residential Real Estate Loans	572	873	1,049	1,017	457
Consumer Loans	930	720	359	234	270
Total Nonaccrual Loans	1,757	1,790	2,270	3,321	2,297
Loans Past Due 90 Days or More
and Still Accruing Interest	298	307	657	363	321
Restructured Loans in Compliance
with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	$2,055	$2,097	$2,927	$3,684	$2,618

Total Nonperforming Loans
as a Percentage of Period-End Loans	.28%	.32%	.54%	.76%	.67%

There were no impaired loans at December 31, 2000 or 1999 within the scope of SFAS No. 114. At December 31, 1998, one commercial loan was considered an impaired loan under SFAS No. 114 with a recorded investment of $671 thousand, an allowance for loan losses of $201 thousand and a net carrying amount of $470 thousand. This loan was included in nonaccrual loans in the schedule of nonperforming loans above.

At December 31, 2000, nonaccrual loans amounted to $1.8 million, a decrease of $33 thousand from December 31, 1999. Loans past due 90 or more days and still accruing interest amounted to $298 thousand at December 31, 2000, a decrease of $9 thousand from December 31, 1999. Total nonperforming loans, at year-end 2000, represented .28% of period-end loans, a decrease from .32% at year-end 1999.

During 2000 income recognized on year-end balances of nonaccrual loans was $75 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $176 thousand.

At December 31, 1999, nonaccrual loans amounted to $1.8 million, a decrease of $480 thousand from December 31, 1998. The decrease was primarily attributable to one large commercial loan which was originally placed on nonaccrual status during 1997 and the final portion of which was repaid in 1999. Loans past due 90 or more days and still accruing interest amounted to $307 thousand at December 31, 1999, a decrease of $350 thousand from December 31, 1998. Total nonperforming loans at year-end 1999 represented .32% of period-end loans, a decrease from .54% at year-end 1998.

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

At December 31, 1996, nonaccrual loans amounted to $2.3 million, a decrease of $1.9 million from the year-end 1995 total. During 1996, nearly all of the nonaccrual loans in the Company's Vermont portfolio were transferred in connection with the Company's sale of its last remaining Vermont operations that year. Nonaccrual loans in the Company's New York subsidiary banks at December 31, 1996 were virtually unchanged from the level at the prior year-end.

During 1996 income recognized on year-end balances of nonaccrual loans was $48 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $232 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to past due commercial loans. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due. Because of its aggressive approach toward placing commercial loans on nonaccrual status, the Company typically does not separately identify any potential problem loans in its portfolio that do not otherwise meet one of the classifications discussed above (e.g., nonaccrual, troubled debt restructurings). The overall level of the Company's classified and problem loans from time to time is for the most part dependent on economic conditions in northeastern New York State. In general, the economy in the Company's geographic market area was strong in the 1997-2000 period. In the "Capital District" in and around Albany, unemployment remained below the national average, and north of the Capital District, in the Company's principal service areas, the total number of jobs held steady over the period with nominal growth in the job rate. However, unemployment remains above the national average in the Glens Falls area and in Essex County.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section II.a. of this report. For a further discussion, see Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of real property acquired in foreclosure. OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) cost. The Company's subsidiary banks have established allowances for OREO losses. The allowances are established and monitored on a property by property basis and reflect management's ongoing estimate of the difference between the property's estimated fair value less costs to sell and cost, when the estimated fair value less costs to sell is less than cost. For all periods, all OREO was held for sale.

DISTRIBUTION OF OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)
	December 31,
	2000	1999	1998	1997	1996
Single Family 1 - 4 Units	$ 425	$ 586	$ 540	$ 227	$ ---
Commercial Real Estate	---	---	86	86	86
Construction	---	---	1	2	50
Other Real Estate Owned, Net	$ 425	$ 586	$ 627	$ 315	$ 136

The following table summarizes changes in the net carrying amount of other real estate owned for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2000	1999	1998	1997	1996
Balance at Beginning of Year	$ 586	$ 627	$ 315	$ 136	$2,410
Properties Acquired Through Foreclosure	554	592	679	307	302
Writedown of Properties Previously Foreclosed	---	(24)	---	---	(85)
Sales	(715)	(609)	(367)	(128)	(2,491)
Balance at End of Year	$ 425	$ 586	$ 627	$ 315	$ 136

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)
	2000	1999	1998	1997	1996
Balance at Beginning of Year	$ 24	$ 59	$ 65	$108	$ 370
Additions	---	24	---	---	85
Charge-Offs	(24)	(59)	(6)	(43)	(347)
Balance at End of Year	$ ---	$ 24	$ 59	$ 65	$ 108

During 2000, the Company acquired nine properties totaling $554 thousand through foreclosure. Also during the year, the Company sold thirteen properties with a carrying amount of $715 thousand for a net gain of $29 thousand.

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

III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio. All significant loans (primarily commercial and commercial real estate loans) are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. Additionally, regulatory examiners perform periodic examinations of the banks' loan portfolios and report on these examinations to management. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs.

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

In addition to conclusions regarding the adequacy of the allowance, the provision for loan losses is influenced by the level of nonperforming loans, by the level of loans actually charged-off against the allowance during prior periods and the change in the mix of loan categories within the loan portfolio.

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

In the following table, the allowance has been allocated among the loan categories indicated solely for purposes of complying with disclosure requirements of the Securities and Exchange Commission. However, this allocation should not be interpreted as a projection of (I) likely sources of future charge-offs, (II) likely proportional distribution of future charge-offs among loan categories or (III) likely amounts of future charge-offs. Since management regards the allowance as a general balance and has assigned unallocated values to categories in the table solely for purposes of compliance with the disclosure requirements, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

On a quarterly basis, management risk-classifies delinquent or problem loans (except for consumer installment loans and residential real estate loans) as special mention, substandard, doubtful or loss. Reserves are assigned to all loans by either a specific allocation, a risk-classified loss percentage or by a percentage applied to individual categories of loans.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2000	1999	1998	1997	1996
Commercial, Financial and Agricultural	$2,026	$1,696	$1,219	$1,972	$1,946
Real Estate-Commercial	507	276	505	219	353
Real Estate-Construction	---	---	---	17	49
Real Estate-Residential Mortgage	1,322	1,295	1,529	902	890
Installment Loans to Individuals	4,160	3,823	3,308	2,882	1,959
Unallocated	712	694	181	199	384
Total	$8,727	$7,784	$6,742	$6,191	$5,581

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2000	1999	1998	1997	1996
Commercial, Financial and Agricultural	8%	7%	6%	9%	12%
Real Estate-Commercial	10	10	11	10	9
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	36	39	44	43	43
Installment Loans to Individuals	45	43	38	37	35
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2000		1999		1998
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$114,062	--%	$106,259	--%	$ 96,149	--%
Interest-Bearing Demand Deposits	189,667	2.86	190,185	2.66	171,209	2.88
Regular and Money Market Savings	188,303	2.80	165,299	2.21	161,873	2.63
Time Deposits of $100,000 or More	149,834	6.01	128,688	4.98	112,226	5.41
Other Time Deposits	203,116	5.38	195,335	5.03	195,283	5.49
Total Deposits	$844,982	3.62	$785,766	3.18	$736,740	3.53

Average deposit balances increased $59.2 million from 1999 to 2000. Deposit growth originated from the Company's existing branch network, which was expanded during the year only by the addition of a new drive-up branch in the Ticonderoga market area.

In 1999, average deposit balances increased $49.0 million, or 6.7%, from 1998. Nearly all the growth was attributable to the Company's existing network of branches. During 1999, the Company opened a branch in Queensbury, New York.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances

(Dollars In Thousands)
	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Demand Deposits	$117,289	$120,994	$111,530	$106,321	$110,530
Interest-Bearing Demand Deposits	195,497	182,638	189,536	191,009	200,200
Regular and Money Market Savings	190,562	200,232	189,062	173,197	164,204
Time Deposits of $100,000 or More	158,008	146,569	157,319	137,385	132,599
Other Time Deposits	204,467	205,955	201,645	200,354	197,132
Total Deposits	$865,824	$856,388	$849,092	$808,266	$804,665

The Company typically experiences seasonally high balances in the first and last quarters of the year due to the cyclicality of municipal deposits. In comparing quarterly average deposits for the fourth quarter of 2000 and 1999, quarterly average deposit balances increased $61.1 million, or 7.6%. All categories increased between the two periods except for interest-bearing demand deposits, however, regular and money market savings and time deposits of $100,000 or more increased both in dollar amount and as a percentage of total quarterly average balances as illustrated in the table below:

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Demand Deposits	13.6%	14.1%	13.1%	13.2%	13.7%
Interest-Bearing Demand Deposits	22.6	21.3	22.3	23.6	24.9
Regular and Money Market Savings	22.0	23.4	22.3	21.4	20.4
Time Deposits of $100,000 or More	18.2	17.2	18.5	17.0	16.5
Other Time Deposits	23.6	24.0	23.8	24.8	24.5
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis. In the first quarter of 2000, the Company offered a competitive money market savings product in the Saratoga Springs market area. This product was responsible for most of the growth between the fourth quarters of 1999 and 2000 in regular and money market savings average balances.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2000	Sep 2000	Jun 2000	Mar 2000	Dec 1999
Interest-Bearing Demand Deposits	3.00%	2.80%	2.92%	2.72%	2.76%
Regular and Money Market Savings	2.95	2.93	2.79	2.49	2.21
Time Deposits of $100,000 or More	6.33	6.27	5.85	5.55	5.23
Other Time Deposits	5.67	5.47	5.29	5.07	4.97
Total Deposits (Including Non-Interest-Bearing)	3.82	3.67	3.61	3.38	3.21

In general, rates paid by the Company on its various types of deposit accounts are influenced by the rates being offered or paid by its competitors, which themselves are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board. There typically is a time lag between the Federal Reserve's actions undertaken to influence rates and the actual repricing of deposit liabilities by the Company. Thus, the five rate increases in the federal funds target rate initiated by the Federal Reserve between mid-1999 and mid-2000 resulted in a steady increase in the Company's cost of funds over the five quarters presented in the table above.

In January 2001, the Federal Reserve Board, in two separate actions, decreased prevailing rates by 100 basis points. The Company expects that these decreases will ultimately lead to lower cost of deposits, following a typical time lag between Federal Reserve actions and repricing of its deposit liabilities, although the Company is not able to give assurances that its average cost of deposits will decrease.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2000 are presented below. (In Thousands)

Maturing in:
Under Three Months	$ 123,994
Three to Six Months	18,219
Six to Twelve Months	16,651
2002	2,470
2003	740
2004	222
2005 and Beyond	---
Total	$162,296

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $52.4 million at December 31, 2000. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $80.8 million at December 31, 2000, an increase of $8.5 million, or 11.8%, from the prior year-end.

The increase in shareholders' equity during 2000 primarily reflected $7.9 million of retained earnings and an increase of $4.1 million related to net unrealized gains and losses, net of tax, on securities available-for-sale, partially offset by $3.5 million of periodic repurchases of the Company's common stock. In December 1999, the Company, through a newly-formed subsidiary business trust, privately placed $5 million in capital securities with several institutional investors. The securities have certain features that make them an alternative funding vehicle and the proceeds qualify as regulatory capital under the capital adequacy guidelines discussed below.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. The Company's principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are the so-called risk-based capital measures. Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity and capital securities issued by the Company's subsidiary business trust less intangible assets. Total capital includes Tier 1 capital plus other qualifying regulatory capital, including a portion of the Company's allowance for loan losses.

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

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 2000:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	10.4%	11.1%	8.8%
Total Risk-Based Capital Ratio	11.6	12.2	12.9
Tier 1 Leverage Ratio	7.0	7.2	7.3

At December 31, 2000, the Company and both of its subsidiary banks exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the disclosure under "Legislative Developments" in Part I, Item 1.F. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2000, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the Company was approximately $15.6 million. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS

The Company reported earnings of $3.6 million for the fourth quarter of 2000, an increase of $306 thousand, or 9.4%, from the fourth quarter of 1999. Diluted earnings per common share for the respective quarters was $.49 and $.43, respectively. The increase in earnings was primarily attributable to a $66 thousand increase in net interest income and a $328 decrease in other expense. Other income and expense were both impacted by nonrecurring items in the fourth quarter of 1999 . On a recurring basis, other income increased $185 thousand, or 8.0%, from 1999 to 2000. Income from fiduciary activities accounted for $131 thousand of the increase. Other expense, on a recurring basis, increased only $21 thousand, or 0.3%, from the fourth quarter of 1999 to the fourth quarter of 2000.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)
	For the Quarter Ended December 31,
	2000	1999
Interest and Dividend Income	$19,682	$17,484
Interest Expense	10,029	7,897
Net Interest Income	9,653	9,587
Provision for Loan Losses	331	332
Net Interest Income after Provision for Loan Losses	9,322	9,255
Other Income	2,512	2,552
Other Expense	6,866	7,194
Income Before Provision for Income Taxes	4,968	4,613
Provision for Income Taxes	1,401	1,352
Net Income	$ 3,567	$ 3,261

SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	7,252	7,489
Diluted	7,317	7,579

Basic Earnings Per Common Share	$ .49	$ .44
Diluted Earnings Per Common Share	.49	.43
Diluted Earnings Per Common Share, Based on Core Earnings[1]	.49	.44
Diluted Earnings Per Common Share, Based on Cash Earnings[2]	.50	.46

Cash Dividends Per Common Share	.21	.19

AVERAGE BALANCES:
Assets	$1,078,142	$1,005,169
Earning Assets	1,020,504	941,903
Loans	727,337	641,530
Deposits	865,824	804,665
Shareholders' Equity	78,169	73,811

SELECTED RATIOS (Annualized):
Return on Average Assets	1.32%	1.29%
Return on Average Assets, Based on Core Earnings[1]	1.31%	1.31%
Return on Average Equity	18.15%	17.53%
Return on Average Equity, Based on Core Earnings[1]	18.08%	17.85%
Net Interest Margin[3]	3.92%	4.18%

Net Charge-offs to Average Loans	.04%	.13%
Provision for Loan Losses to Average Loans	.18%	.21%

1 Core Net Income excludes net gains/losses on securities transactions and one time material nonrecurring items of income and expense.

2 Cash Earings Per Share adds back to core net income the amortization of goodwill, net of tax, associated with branch purchases.

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

The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. A parallel and pro rata shift in rates over a 12 month period is assumed. Applying the simulation model analysis as of December 31, 2000, a 200 basis point increase in interest rates demonstrated a 4.99% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 4.06% increase in net interest income. These amounts were within the Company's ALCO policy limits.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. As noted elsewhere in this Report, the Federal Reserve Board took certain actions in January 2001 to decrease the prevailing interest rates, after a 12-18 month period of increasing interest rates. Management believes it likely that rates will continue to fall in forthcoming periods, although there can be no assurance that this will actually occur. While management believes that the decline in prevailing interest rates will have a positive impact on net interest margin and net interest income, it is not able to predict with certainty that such a positive effect will be experienced or what the magnitude of the positive effect, if any, would be.

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

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8: Financial Statements and Supplementary Data

The following audited financial statements and supplementary data are submitted herewith:

Report of Management

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Supplementary Data: (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2000 and 1999

REPORT OF MANAGEMENT

The accompanying consolidated financial statements of Arrow Financial Corporation and subsidiaries are the responsibility of management, and have been prepared in conformity with accounting principles generally accepted in the United States of America. These statements necessarily include some amounts that are based on best judgments and estimates. Other financial information in the annual report is consistent with that in the consolidated financial statements.

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

Chief Executive Officer Treasurer and

Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW FINANCIAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/KPMG LLP

Albany, New York

January 31, 2001

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2000	1999
ASSETS
Cash and Due from Banks	$ 26,612	$ 28,073
Securities Available-for-Sale	229,026	228,364
Securities Held-to-Maturity (Approximate Fair
Value of $61,922 in 2000 and $54,462 in 1999)	60,580	55,467

Loans	735,769	655,820
Allowance for Loan Losses	(8,727)	(7,784)
Net Loans	727,042	648,036

Premises and Equipment, Net	12,395	11,773
Other Real Estate and Repossessed Assets, Net	575	648
Other Assets	25,124	28,746
Total Assets	$1,081,354	$1,001,107

LIABILITIES
Deposits:
Demand	$ 114,398	$ 105,817
Regular Savings, N.O.W. & Money Market Deposit Accounts	380,343	365,163
Time Deposits of $100,000 or More	162,296	126,419
Other Time Deposits	201,888	197,798
Total Deposits	858,925	795,197
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	33,123	25,688
Other Short-Term Borrowings	4,574	5,333
Federal Home Loan Bank Advances	85,200	85,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	13,751	12,602
Total Liabilities	1,000,573	928,820

Commitments and Contingent Liabilities (Notes 21 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares
Authorized (9,495,596 Shares Issued in 2000 and 1999)	9,496	9,496
Surplus	85,531	85,480
Undivided Profits	21,920	14,052
Unallocated ESOP Shares (113,079 Shares in 2000
and 102,021 Shares in 1999)	(2,358)	(2,173)
Accumulated Other Comprehensive Loss	(178)	(4,270)
Treasury Stock, at Cost (2,133,994 Shares in
2000 and 1,961,576 Shares in 1999)	(33,630)	(30,298)
Total Shareholders' Equity	80,781	72,287
Total Liabilities and Shareholders' Equity	$1,081,354	$1,001,107

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2000	1999	1998
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans and Leases	$57,058	$48,317	$44,201
Interest on Federal Funds Sold	317	522	609
Interest and Dividends on Securities Available-for-Sale	15,408	15,557	15,019
Interest on Securities Held-to-Maturity	2,841	2,739	3,204
Total Interest and Dividend Income	75,624	67,135	63,033

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	9,008	6,413	6,075
Other Deposits	21,616	18,550	19,899
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	1,460	1,447	1,181
Other Short-Term Borrowings	218	155	138
Federal Home Loan Bank Advances	4,591	2,684	849
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	475	17	---
Total Interest Expense	37,368	29,266	28,142
NET INTEREST INCOME	38,256	37,869	34,891
Provision for Loan Losses	1,471	1,424	1,386
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	36,785	36,445	33,505

OTHER INCOME
Income from Fiduciary Activities	3,681	3,283	3,025
Fees for Other Services to Customers	5,222	4,799	4,236
Net (Losses) Gains on Securities Transactions	(595)	(4)	408
Net Gain on Sale of Credit Card Portfolio	825	---	---
Other Operating Income	1,056	1,300	911
Total Other Income	10,189	9,378	8,580

OTHER EXPENSE
Salaries and Employee Benefits	15,592	15,160	13,810
Occupancy Expense of Premises, Net	1,978	1,830	1,674
Furniture and Equipment Expense	2,466	2,435	2,190
Other Operating Expense	7,546	7,873	6,832
Total Other Expense	27,582	27,298	24,506

INCOME BEFORE PROVISION FOR INCOME TAXES	19,392	18,525	17,579
Provision for Income Taxes	5,711	5,666	5,744
NET INCOME	$13,681	$12,859	$11,835

Average Shares Outstanding:
Basic	7,278	7,639	7,878
Diluted	7,339	7,741	7,999

Earnings Per Common Share:
Basic	$ 1.88	$ 1.68	$ 1.50
Diluted	1.86	1.66	1.48

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

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	(Loss)	Treasury
Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(2,173)	$(4,270)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	13,681	---	---	---	13,681
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $4)	---	---	---	---	---	2	---	2
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,313)	---	---	---	---	---	3,734	---	3,734
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $595)	---	---	---	---	---	356	---	356
Other Comprehensive Income								4,092
Comprehensive Income								17,773

Cash Dividends Declared,
$.80 per Share	---	---	---	(5,813)	---	---	---	(5,813)
Stock Options Exercised (9,546 Shares)	---	---	(12)	---	---	---	71	59
Shares Issued Under the Directors' Stock Plan (2,036 Shares)	---	---	14	---	---	---	18	32
Shares Issued Under the Employee Stock Purchase Plan (12,650 Shares)	---	---	70	---	---	---	108	178
Tax Benefit for Disposition of Stock Options	---	---	3	---	---	---	---	3
Purchase of Treasury Stock
(196,650 Shares)	---	---	---	---	---	---	(3,529)	(3,529)
Acquisition of Common Stock by ESOP (24,500 Shares)	---	---	---	---	(464)	---	---	(464)
Allocation of ESOP Stock
(13,442 Shares)	---	---	(24)	---	279	---	---	255
Balance at December 31, 2000	9,495,596	$9,496	$85,531	$21,920	$(2,358)	$ (178)	$(33,630)	$80,781

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
	Years Ended December 31,
Operating Activities:	2000	1999	1998
Net Income	$ 13,681	$ 12,859	$ 11,835
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,471	1,424	1,386
Provision for Other Real Estate Owned Losses	---	24	---
Depreciation and Amortization	2,495	1,995	1,412
Compensation Expense for Allocated ESOP Shares	255	235	166
Gains on the Sale of Securities Available-for-Sale	(20)	(47)	(416)
Losses on the Sale of Securities Available-for-Sale	615	51	8
Proceeds from the Sale of Loans Held-for-Sale	2,064	2,454	3,598
Net Gain on Sale of Credit Card Portfolio	(825)	---	---
Net (Gains) Losses on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(60)	87	(66)
Tax Benefit for Disposition of Stock Options	3	83	51
Deferred Income Tax Expense	158	277	316
Decrease (Increase) in Interest Receivable	(1,134)	171	218
Increase in Interest Payable	518	221	296
Decrease (Increase) in Other Assets	464	(781)	60
Increase (Decrease) in Other Liabilities	524	(4,873)	4,900
Net Cash Provided By Operating Activities	20,209	14,180	23,764

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	46,537	10,957	41,391
Proceeds from the Maturities and Calls of Securities Available-for-Sale	33,885	128,981	156,560
Purchases of Securities Available-for-Sale	(75,103)	(89,522)	(242,999)
Proceeds from the Maturities of Securities Held-to-Maturity	1,859	2,049	6,017
Purchases of Securities Held-to-Maturity	(7,006)	(13,453)	(24,989)
Proceeds from Sale of Credit Card Portfolio	7,397	---	---
Net Increase in Loans and Leases	(89,112)	(113,108)	(65,408)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	788	763	487
Purchase of Premises and Equipment	(1,772)	(1,922)	(1,353)
Net Cash Used In Investing Activities	(82,527)	(75,255)	(130,294)

Financing Activities:
Net Increase in Deposits	63,728	19,600	54,682
Net Increase (Decrease) in Short-Term Borrowings	14,376	6,989	(723)
Proceeds from Other Borrowings	52,500	45,000	45,000
Repayments of Other Borrowings	(60,000)	(5,000)	---
Proceeds from Capital Securities	---	5,000	---
Purchase of Treasury Stock	(3,529)	(6,923)	(1,952)
Exercise of Stock Options	59	117	203
Acquisition of Common Stock by ESOP	(464)	(853)	(1,728)
Cash Dividends Paid	(5,813)	(5,528)	(5,115)
Net Cash Provided By Financing Activities	60,857	58,402	90,367
Net Decrease in Cash and Cash Equivalents	(1,461)	(2,673)	(16,163)
Cash and Cash Equivalents at Beginning of Year	28,073	30,746	46,909
Cash and Cash Equivalents at End of Year	$ 26,612	$ 28,073	$ 30,746

Supplemental Cash Flow Information:
Interest Paid	$36,850	$29,045	$27,846
Income Taxes Paid	4,997	10,560	152
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	554	592	679
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of SFAS No. 133, at Amortized Cost (Fair Value of $20,736)	---	20,559	---

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

Principles of Consolidation - The financial statements of the Company and its wholly owned subsidiaries are consolidated and all material intercompany transactions have been eliminated. In the "Parent Company Only" financial statements in Note 24, the investment in wholly owned subsidiaries is carried under the equity method of accounting. When necessary, prior years' consolidated financial statements have been reclassified to conform with the current financial statement presentation.

Cash and Cash Equivalents - Cash and cash equivalents in the Consolidated Statements of Cash Flows include the following items: cash at branches, due from bank balances, cash items in the process of collection and federal funds sold, if any.

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

Loans and Allowance for Loan Losses - Interest income on commercial loans, mortgages, credit card and installment loans is accrued and credited to income, based upon the principal amount outstanding. Loan fees and costs, where material, are deferred and amortized as an adjustment to yield over the lives of the loans originated.

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

The Company accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114. Allowances for loan losses for the remaining loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan-by-loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

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

Income Taxes - The Company accounts for income taxes under the asset and liability method required by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation reserve if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Intangible Assets - Intangible assets related to the acquisition of branches, and the related amortization, are included in other assets and other noninterest expense, respectively. Intangible assets, which are being amortized on a straight-line basis over 15 years, amounted to $10,356 and $11,281 at December 31, 2000 and 1999, respectively. The related amortization expense totaled $925 in each of 2000, 1999 and 1998.

Pension and Postretirement Benefits - The Company maintains a non-contributory, defined benefit pension plan covering substantially all employees, as well as a supplemental pension plan covering certain executive officers selected by the Board of Directors. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The Company also provides certain post-retirement medical, dental and life insurance benefits to substantially all employees and retirees. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.

Stock-Based Compensation Plans - The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize the fair value of all stock-based awards on the date of grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, the Company receives cash from a counterparty in exchange for the transfer of securities to a third party custodian's account that explicitly recognizes the Company's interest in the securities. These agreements are accounted for by the Company as secured financing transactions since it maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 125. Accordingly, the cash proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company's securities available-for-sale portfolio.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Financial Instruments - The Company is a party to certain financial instruments with off-balance sheet risk, such as: commercial lines of credit, construction lines of credit, overdraft protection, home equity lines of credit and standby letters of credit. The Company's policy is to record such instruments when funded. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust department that contributes net fee income annually. The value of trust department customer relationships is not considered a financial instrument, and therefore this value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred taxes, premises and equipment, the value of low-cost long-term core deposits and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 23.

Segment Reporting - Management evaluates the operations of the Company based solely on one business segment - commercial banking, which constitutes the Company's only segment for financial reporting purposes. The Company operates primarily in northern New York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.

Derivative Instruments and Hedging Activities - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company chose to adopt SFAS No. 133 in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity to available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in other comprehensive income ($105 thousand after tax). As of December 31, 2000 and 1999, and during 2000 and 1999, the Company had no derivative instruments within the meaning of SFAS No. 133.

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

NOTE 2: CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The total amount of the required reserve at December 31, 2000 and 1999 was approximately $10,484 and $9,484, respectively.

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

A summary of the amortized costs and the approximate fair values of securities at December 31, 2000 and 1999 is presented below:

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2000:
U.S. Treasury and Agency Obligations	$ 29,421	$ 29,491	$ 131	$ 61
State and Municipal Obligations	1,904	1,904	---	---
Collateralized Mortgage Obligations	50,973	51,140	329	162
Other Mortgage-Backed Securities	128,161	127,437	706	1,430
Corporate and Other Debt Securities	11,983	12,197	214	---
Mutual Funds and Equity Securities	6,782	6,857	75	---
Total Securities Available-for-Sale	$229,224	$229,026	$1,455	$1,653

December 31, 1999:
U.S. Treasury and Agency Obligations	$ 39,428	$ 38,251	$ 5	$1,182
State and Municipal Obligations	405	404	---	1
Collateralized Mortgage Obligations	70,589	69,350	27	1,266
Other Mortgage-Backed Securities	111,751	107,190	11	4,572
Corporate and Other Debt Securities	6,996	6,906	14	104
Mutual Funds and Equity Securities	6,197	6,263	66	---
Total Securities Available-for-Sale	$235,366	$228,364	$ 123	$7,125

Securities Held-to-Maturity:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2000:
State and Municipal Obligations	$60,580	$61,922	$ 1,438	$ 96
Total Securities Held-to-Maturity	$60,580	$61,922	$ 1,438	$ 96

December 31, 1999:
State and Municipal Obligations	$55,467	$54,462	$ 392	$1,397
Total Securities Held-to-Maturity	$55,467	$54,462	$ 392	$1,397

NOTE 3: SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2000 is presented below. Mutual funds and equity securities, which have no stated maturity, are included in the over 10 year category. Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives. Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 999	$ 1,006	$ ---	$ ---
State and Municipal Obligations	1,904	1,904	7,869	7,888
Collateralized Mortgage Obligations	15,162	15,191	---	---
Other Mortgage-Backed Securities	5,888	5,946	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	23,953	24,047	7,869	7,888

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	15,490	15,575	---	---
State and Municipal Obligations	---	---	4,771	4,930
Collateralized Mortgage Obligations	29,817	30,045	---	---
Other Mortgage-Backed Securities	112,984	112,112	---	---
Corporate and Other Debt Securities	9,989	10,197	---	---
Total	168,280	167,929	4,771	4,930

From 5 - 10 Years:
U.S. Treasury and Agency Obligations	12,932	12,910	---	---
State and Municipal Obligations	---	---	38,447	39,509
Collateralized Mortgage Obligations	2,986	2,881	---	---
Other Mortgage-Backed Securities	8,608	8,694	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	24,526	24,485	38,447	39,509

Over 10 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	---	---	9,493	9,595
Collateralized Mortgage Obligations	3,008	3,023	---	---
Other Mortgage-Backed Securities	681	685	---	---
Corporate and Other Debt Securities	1,994	2,000	---	---
Mutual Funds and Equity Securities	6,782	6,857	---	---
Total	12,465	12,565	9,493	9,595
Total Securities	$229,224	$229,026	$60,580	$61,922

The carrying amount of securities pledged to secure repurchase agreements amounted to $37,021 and $25,688 at December 31, 2000 and 1999, respectively. The carrying amount of securities pledged to secure public and trust deposits and for other purposes totaled $231,448 and $208,178 at December 31, 2000 and 1999, respectively.

NOTE 4: LOANS (In Thousands)

Loans at December 31, 2000 and 1999 consisted of the following:

	2000	1999
Commercial, Financial and Agricultural	$ 60,850	$ 46,818
Real Estate - Commercial	70,129	66,273
Real Estate - Residential	265,325	252,660
Real Estate - Construction	5,063	4,505
Indirect Consumer Loans	314,871	257,068
Other Loans to Individuals	19,531	28,496
Total Loans	$735,769	$655,820

The carrying amount of net loans at December 31, 2000 and 1999 was $727,042 and $648,036, respectively. The estimated fair value of net loans at December 31, 2000 and 1999 was $724,988 and $641,162, respectively.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of the Company or affiliates, have various loan, deposit and other transactions with the Company. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The amount of such related party loans was $8,175 at December 31, 2000 and $9,906 at December 31, 1999. During 2000, the amount of new loans and renewals extended to such related parties was $3,383 and the total of loan repayments was $5,114.

The Company has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings with the Federal Home Loan Bank (see Note 10). As of December 31, 2000 the amount of such pledging amounted to $194,514.

The Company has sold certain residential mortgage loans to the secondary market and has retained the related servicing rights. At December 31, 2000 and 1999, the carrying amount of the Company's mortgage servicing rights amounted to $10 and $22 for each respective period. There was no valuation reserve for mortgage servicing rights at December 31, 2000 and 1999, as fair value approximated carrying value. The amount of loans serviced for others was $6,880 and $9,882 at December 31, 2000 and 1999, respectively.

The Company designates certain loans as nonaccrual and suspends the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management. The following table presents information concerning nonperforming loans at December 31:

	2000	1999	1998
Nonaccrual Loans	$1,757	$1,790	$2,270
Loans Past Due 90 or More Days and Still Accruing Interest	298	307	657
Restructured Loans	---	---	---
Total Nonperforming Loans	$2,055	$2,097	$2,927

The Company has no material commitments to make additional advances to borrowers with nonperforming loans. The following table presents information with respect to interest on nonaccrual and restructured loans for the years ended December 31:

	2000	1999	1998
Gross Interest That Would Have Been Earned Under Original Terms	176	171	208
Interest Included in Net Income	75	120	76

NOTE 5: ALLOWANCE FOR LOAN LOSSES (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2000	1999	1998
Balance at Beginning of Year	$7,784	$6,742	$6,191
Provision for Loan Losses	1,471	1,424	1,386
Recoveries	329	651	343
Charge-Offs	(857)	(1,033)	(1,178)
Balance at End of Year	$8,727	$7,784	$6,742

There were no impaired loans within the scope of SFAS No. 114 at December 31, 2000 and 1999. The average recorded investment in impaired loans for 2000, 1999 and 1998 was $0, $375 and $1,273, respectively. During 1999 and 1998 no interest income was recorded on such loans during the period of impairment.

NOTE 6: PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2000 and 1999 is presented below:

	2000	1999
Bank Premises, Including Land	$15,272	$14,029
Equipment, Furniture and Fixtures	11,106	10,755
Leasehold Improvements	313	313
Total Cost	26,691	25,097
Accumulated Depreciation and Amortization	(14,296)	(13,324)
Net Premises and Equipment	$12,395	$11,773

Amounts charged to operations for depreciation and amortization totaled $1,192, $993 and $936 in 2000, 1999 and 1998, respectively.

NOTE 7: OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

Other real estate owned at December 31, 2000 and 1999 consisted entirely of one-to-four family residential real estate properties.

The following table summarizes changes in the net carrying amount of other real estate owned at December 31, 2000 and 1999:

	2000	1999
Balance at Beginning of Year	$586	$627
Properties Acquired Through Foreclosure	554	592
Writedown of Properties Previously Foreclosed	---	(24)
Sales	(715)	(609)
Balance at End of Year	$425	$586

The following summarizes the changes in the allowance for other real estate owned losses:

	2000	1999
Balance at Beginning of Year	$ 24	$ 59
Writedown of Properties Previously Foreclosed	---	24
Charge-Offs	(24)	(59)
Balance at End of Year	$ ---	$ 24

Repossessed assets totaled $150 and $62 at December 31, 2000 and 1999, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

NOTE 8: TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2000:

	Time Deposits of $100,000 or More	Other Time Deposits
2001	$158,864	$169,629
2002	2,470	17,991
2003	740	6,983
2004	222	2,297
2005 and Beyond	---	4,988
Total	$162,296	$201,888

The carrying value of time deposits at December 31, 2000 and 1999 was $364,184 and $324,217, respectively. The estimated fair value of time deposits at December 31, 2000 and 1999 was $364,194 and $324,217, respectively. The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty. The discount rates are estimated using the secondary market CD yield curve.

NOTE 9: SHORT-TERM BORROWINGS (In Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2000	1999	1998
Balance at December 31	$33,123	$25,688	$22,275
Maximum Month-End Balance	37,021	46,653	41,576
Average During the Year	29,923	32,858	25,575
Average Rate During the Year	4.88%	4.40%	4.62%
Rate at December 31	5.75%	4.56%	4.36%

Other Short-Term Borrowings:
Balance at December 31	$4,574	$5,333	$1,757
Maximum Month-End Balance	5,336	5,336	5,042
Average During the Year	3,592	3,199	2,426
Average Rate During the Year	6.07%	4.85%	5.67%
Rate at December 31	6.21%	5.54%	5.19%

Average Aggregate Short-Term Borrowing Rate During the Year	5.01%	4.44%	4.71%

Securities sold under agreements to repurchase generally mature within ninety days. The Company maintains effective control over the securities underlying the agreements. Federal funds purchased represent overnight transactions.

At December 31, 2000, other short-term borrowings included demand notes issued to the U.S. Treasury. In addition, the Company has in place borrowing facilities from correspondent banks, the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.

NOTE 10: FHLB ADVANCES (In Thousands)

The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank of New York ("FHLB") each in the amount of $52,400. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. Participation in the FHLB program requires an investment in FHLB stock. The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $5,240 and $4,463 at December 31, 2000 and 1999, respectively.

The Company also borrows longer term funds from the FHLB. Some are in the form of "convertible advances." These advances have a set final maturity, but are callable by the FHLB at certain dates (option date) beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The borrowings are secured by mortgage-backed loans and/or securities. The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2000 and 1999 amounted to $205,754 and $174,296, respectively. The table below presents information applicable to FHLB advances as of December 31, 2000:

Par Amount	Effective Rate	Option Date	Maturity Date
$7,700	5.93%		Overnight
7,500	6.75%		May 21, 2001
10,000	6.75%		August 17,2001
10,000	4.59%	October 19, 2001	October 20, 2003
10,000	4.98%	November 19, 2001	November 19, 2003
20,000	5.93%		November 2, 2005
5,000	5.90%		November 22, 2005
5,000	5.85%		November 22, 2005
5,000	5.98%		November 22, 2005
5,000	5.43%	March 12, 2001	March 11, 2008
$85,200	5.80%

The carrying amount of FHLB advances was $85,200 and $85,000 at December 31, 2000 and 1999, respectively. The estimated fair value was $84,548 and $84,077 at December 31, 2000 and 1999, respectively. The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the rates indexed to the FHLB advance rates.

NOTE 11: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COPORATION'S JUNIOR SUBORDINATED

DEBENTURES

On November 22, 1999, the Company established Arrow Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.50%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as interest expense in the consolidated statements of income.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:
	2000	1999
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (58)	$ (61)
Net Unrealized Securities Holding Losses	(120)	(4,209)
Total Accumulated Other Comprehensive Loss	$ (178)	$(4,270)

NOTE 13: EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three-year period ended December 31, 2000.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2000:
Basic EPS	$13,681	7,278	$1.88
Dilutive Effect of Stock Options	---	61
Diluted EPS	$13,681	7,339	$1.86
For the Year Ended December 31, 1999:
Basic EPS	$12,859	7,639	$1.68
Dilutive Effect of Stock Options	---	102
Diluted EPS	$12,859	7,741	$1.66
For the Year Ended December 31, 1998:
Basic EPS	$11,835	7,878	$1.50
Dilutive Effect of Stock Options	---	121
Diluted EPS	$11,835	7,999	$1.48

During 2000, 1999 and 1998, options to purchase 177, 177 and 59 shares of common stock, respectively, at an average price of $21.67, $21.67 and $23.86 per share, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire November 26, 2007 through December 15, 2009, were still outstanding at the end of 2000.

NOTE 14: REGULATORY MATTERS (In Thousands)

In the normal course of business, the Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 2000, the maximum amount that could have been paid by subsidiary banks to the Company, without prior regulatory approval, was approximately $15,638.

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

NOTE 14: REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the Company and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company's or its subsidiary banks' categories.

The Company's ("Arrow") and its subsidiary banks', Glens Falls National Bank and Trust Company ("Glens Falls National") and Saratoga National Bank and Trust Company ("Saratoga National"), actual capital amounts and ratios are presented in the table below as of December 31, 2000 and 1999:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
Arrow	$83,773	11.6%	$57,903	8.0%	$72,378	10.0%
Glens Falls National	76,032	12.2%	49,840	8.0%	62,301	10.0%
Saratoga National	13,580	12.9%	8,442	8.0%	10,552	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	75,013	10.4%	28,951	4.0%	43,427	6.0%
Glens Falls National	68,589	11.1%	24,920	4.0%	37,380	6.0%
Saratoga National	9,291	8.8%	4,221	4.0%	6,331	6.0%
Tier I Capital (to Average Assets):
Arrow	75,013	7.0%	42,811	4 0%	53,514	4.0%
Glens Falls National	68,589	7.2%	38,164	4.0%	38,164	5.0%
Saratoga National	9,291	7.3%	5,073	4.0%	6,341	5.0%

As of December 31, 1999:
Total Capital (to Risk Weighted Assets):
Arrow	77,527	12.1%	51,258	8.0%	64,072	10.0%
Glens Falls National	67,263	12.1%	44,471	8.0%	55,589	10.0%
Saratoga National	12,242	13.2%	7,419	8.0%	9,274	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	69,712	10.8%	25,819	4.0%	38,729	6.0%
Glens Falls National	60,573	10.9%	22,229	4.0%	33,343	6.0%
Saratoga National	8,144	8.8%	3,702	4.0%	5,553	6.0%
Tier I Capital (to Average Assets):
Arrow	69,712	7.0%	39,835	4.0%	39,835	4.0%
Glens Falls National	60,573	6.7%	36,463	4.0%	45,204	5.0%
Saratoga National	8,144	7.4%	4,402	4.0%	5,503	5.0%

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans' assets over the two-year period ending December 31, 2000, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
Reconciliation of Benefit Obligation:	2000	1999	2000	1999
Benefit Obligation at January 1	$16,489	$17,627	$ 4,811	$ 5,320
Service Cost	591	658	123	129
Interest Cost	1,264	1,195	386	349
Participant Contributions	---	---	90	68
Actuarial Loss (Gain)	1,369	(1,947)	875	(677)
Prior Service Cost (Plan Amendment)	440	---	(195)	---
Benefit Payments	(1,078)	(1,044)	(358)	(378)
Benefit Obligation at December 31	19,075	16,489	5,732	4,811

Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	16,733	16,397	---	---
Actual Return on Plan Assets	1,418	1,082	---	---
Employer Contributions	298	298	268	310
Participant Contributions	---	---	90	68
Benefit Payments	(1,078)	(1,044)	(358)	(378)
Fair Value of Plan Assets at December 31	17,371	16,733	---	---

Funded Status:
Funded Status at December 31	(1,704)	244	(5,732)	(4,811)
Unrecognized Transition (Asset) Obligation	(128)	(208)	1,353	1,556
Unrecognized Prior Service Cost	903	547	(58)	49
Unrecognized Net Loss (Gain)	580	(859)	947	80
Net Amount Recognized	$ (349)	$ (276)	$(3,490)	$(3,126)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
Prepaid Benefit Cost	$1,523	$1,598	$ ---	$ ---
Accrued Benefit Liability	(2,556)	(2,470)	(3,490)	(3,126)
Intangible Asset	584	494	---	---
Accumulated Other Comprehensive Income	98	102	---	---
Net Amount Recognized	$ (349)	$ (276)	$(3,490)	$(3,126)

NOTE 15: RETIREMENT PLANS (Continued)

The Company's non-qualified pension plan's projected benefit obligation was $2,880 at December 31, 2000 and $2,697 at December 31, 1999. There are no plan assets in the non-qualified plan. The amount included within other comprehensive income (loss) arising from the change in the additional minimum pension liability related to the non-qualified pension plan was $(4) for 2000, $28 for 1999 and $74 for 1998.

The qualified pension plan's assets are primarily comprised of short-term funds and U.S. Treasury obligations, high grade corporate bonds and marketable equity securities. At December 31, 2000 and 1999, plan assets included 114 and 102 shares, respectively, of Arrow Financial Corporation common stock with a market value of $2,208 and $1,981, respectively. During the respective years, the Plan received $88 and $74 from cash dividends on the Company's common stock.

The following table provides the components of net periodic benefit costs for the plans for the three years ending December 31:

	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service Cost	$ 591	$ 658	$ 563	$123	$129	$117
Interest Cost on Benefit Obligation	1,264	1,195	1,118	386	349	338
Expected Return on Plan Assets	(1,491)	(1,448)	(1,327)	---	---	---
Amortization of Transition (Asset) Obligation	(80)	(81)	(80)	121	127	128
Amortization of Prior Service Cost	84	73	69	(5)	6	5
Amortization of Net Loss	3	18	---	7	19	17
Net Periodic Benefit Cost	$ 371	$ 415	$ 343	$632	$630	$605

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations and net periodic benefit costs are shown in the following table:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions:	2000	1999	1998	2000	1999	1998
Discount Rate	7.25%	7.75%	6.75%	7.25%	7.75%	6.75%
Expected Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	4.00%	4.00%	4.00%	---	---	---

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered medical benefits was assumed for 2000 and 7.0% for dental benefits. The rate was assumed to decrease gradually each year to a rate of 5.5% for 2005 and remain at that level thereafter for both the medical and dental benefit plans.

Assumed medical and dental cost trend rates have a significant effect on the amounts reported for the plans. A 1% change in assumed medical and dental cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2000	$ 14	$(55)
Effect on the Accumulated Postretirement Benefit Obilgation as of December 31, 2000	176	(510)

NOTE 16: OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

The Company maintains an employee stock ownership plan (ESOP). Substantially all employees of the Company, and its subsidiaries, are eligible to participate upon satisfaction of applicable service requirements. The ESOP borrowed $464 and $853 in 2000 and 1999, respectively, from one of the Company's subsidiary banks to purchase outstanding shares of the Company's common stock. The notes require the Company to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. The Company's ESOP expense amounted to $421, $524 and $564 in 2000, 1999 and 1998, respectively. As the debt was repaid, shares were released from collateral and allocated to active employees, based on the proportion of debt paid to total debt outstanding for the year.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the current average market price of the shares, and the shares became outstanding for earnings per share computations. The ESOP shares as of December 31, 2000 were as follows:

Allocated Shares	528
Shares Released for Allocation	13
Unallocated Shares	113
Total ESOP Shares	654

Market Value of Unallocated Shares	$2,191

Through July 31, 2000, the Company sponsored an Employee Stock Purchase Plan (ESPP) where the Company matched up to 20% of employee purchases of Company common stock under the plan, subject to certain limitations. Substantially all employees of the Company and its subsidiaries were eligible to participate upon satisfaction of applicable service requirements. The aggregate cost of the ESPP as reflected in the Company's consolidated financial statements was $54, $96 and $97 in 2000, 1999 and 1998, respectively. A new ESPP became effective August 1, 2000. Under this plan, employees may purchase shares of the Company's common stock, up to $24 annually, at a discount to the prevailing market price (currently a 15% discount). Under the new ESPP, shares are issued by the Company without a charge to earnings. Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

The Company also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees. The combined cost of these plans was $480, $462 and $411 for 2000, 1999 and 1998, respectively.

NOTE 17: STOCK OPTION PLANS (In Thousands, Except Share and Per Share Amounts)

The Company has established fixed Incentive Stock Option and Non-qualified Stock Option Plans. At December 31, 2000, 352,000 shares remained available for grant under these plans. Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant. The options usually vest over a four year period.

Stock Appreciation Rights, which were granted in tandem with certain non-qualified options, entitle the holder of an option to surrender the unexercised option, or any part thereof and receive in exchange a payment in cash representing the difference between the base value and the fair market value of the common stock of the Company.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans, excluding the cost recognized for certain stock appreciation rights which were granted in prior years. SFAS No. 123, "Accounting for Stock-Based Compensation" requires companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998 respectively: dividend yields of 4.00%, 3.80% and 3.40%; expected volatility of 23.1%, 21.0% and 22.4%; risk free interest rates of 5.43%, 6.13% and 4.73%; and expected lives of 7.0 years for each year. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years. Pro forma disclosures for the Company for the years ended December 31, 2000, 1999 and 1998 are as follows:

Net Income:	2000	1999	1998
As Reported	$13,681	$12,859	$11,835
Pro Forma	13,433	12,585	11,605
Basic Earning Per Share:
As Reported	$1.88	$1.68	$1.50
Pro Forma	1.85	1.65	1.47
Diluted Earnings Per Share:
As Reported	$1.86	$1.66	$1.48
Pro Forma	1.83	1.63	1.45

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below:

	2000		1999		1998
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	423,267	$15.61	394,481	$14.53	360,124	$13.11
Granted	55,200	18.59	58,800	20.03	60,500	21.00
Exercised	(9,546)	7.38	(29,514)	9.40	(25,455)	9.65
Forfeited	(700)	20.72	---	---	(688)	23.86
Outstanding at December 31	468,221	16.16	423,267	15.61	394,481	14.53
Exercisable at December 31	324,421	14.42	272,489	12.86	233,225	11.08
Weighted-Average Fair Value of Options Granted During the Year		$3.93		$4.39		$4.46

NOTE 17: STOCK OPTION PLANS (Continued)

The following table summarizes information about the Company's stock options at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/00	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/00	Weighted- Average Exercise Price
$3.37-$4.31	18,596	1.3	$ 3.84	18,596	$ 3.84
$6.86	14,294	2.6	6.86	14,294	6.86
$8.02-$9.30	49,803	3.2	8.93	49,803	8.93
$11.10	82,474	3.5	11.10	82,273	11.10
$16.58	70,623	5.5	16.58	70,594	16.58
$18.59	55,200	10.0	18.59	---	---
$20.03-$21.00	115,600	8.3	20.53	43,893	20.69
$23.86	61,631	6.8	23.86	44,968	23.86
$3.37-$23.86	468,221	6.0	16.16	324,421	14.42

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

NOTE 19: OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2000	1999	1998
Advertising and Promotion	$ 605	$ 766	$ 660
Stationery and Printing	742	779	660
Telephone and Communications	673	724	637
Postage	971	990	899
Legal and Other Professional Fees	976	830	837
Charitable Contributions	117	120	155
Other Real Estate Owned Losses, Net	---	80	---
Other Real Estate Owned Expenses	84	208	147
FDIC and Other Insurance	291	199	208
Branch Acquisition Intangible Asset Amortization	925	925	925
All Other	2,162	2,252	1,704
Total Other Operating Expense	$7,546	$7,873	$6,832

NOTE 20: INCOME TAXES (In Thousands)

The consolidated provision for income taxes is summarized below:

Current Tax Expense:	2000	1999	1998
Federal	$5,212	$5,077	$4,515
State	341	312	913
Total Current Tax Expense	5,553	5,389	5,428
Deferred Tax Expense (Benefit):
Federal	141	163	343
State	17	114	(27)
Total Deferred Tax Expense	158	277	316
Total Consolidated Provision for Income Taxes	$5,711	$5,666	$5,744

The consolidated provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2000, 1999 and 1998 to pre-tax income as a result of the following:

	2000	1999	1998
Computed Tax Expense at Statutory Rates	$6,787	$6,484	$6,153
Increase (Reduction) in Income Taxes Resulting From:
Tax-Exempt Income	(1,291)	(1,046)	(807)
Nondeductible Interest Expense	177	128	101
State Taxes, Net of Federal Income Tax Benefit	233	277	576
Other Items, Net	(195)	(177)	(279)
Total Consolidated Provision for Income Taxes	$5,711	$5,666	$5,744

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

Deferred Tax Assets:	2000	1999
Allowance for Loan Losses	$3,508	$3,127
Pension and Deferred Compensation Plans	2,639	2,470
Other	452	1,147
Total Gross Deferred Tax Assets	6,559	6,744

Deferred Tax Liabilities:
Pension Plans	632	663
Depreciation	488	478
Deferred Income	1,451	1,418
Other	330	299
Total Gross Deferred Tax Liabilities	2,900	2,858
Net Deferred Tax Assets	$3,699	$3,886

Management believes that the realization of the recognized net deferred tax asset of $3,699 and $3,886 at December 31, 2000 and 1999, respectively, is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income. Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2000 and 1999. Not included in net deferred tax assets and liabilities above is a deferred tax asset of $79 and $2,793 relating to net unrealized losses on securities available-for-sale at December 31, 2000 and 1999. In addition, the Company had a deferred tax asset relating to recognized minimum pension liabilities of $40 and $41 at December 31, 2000 and 1999, respectively.

NOTE 21: LEASE COMMITMENTS (In Thousands)

At December 31, 2000, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2000 were as follows:

Operating Leases
2001	$ 95
2002	95
2003	93
2004	74
2005	75
Later Years	649
Total Minimum Lease Payments	$1,081

NOTE 22: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(In Thousands)

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and loans sold with recourse. Commitments to extend credit include home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit were $79,889 and $101,697 at December 31, 2000 and 1999, respectively. These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Home equity lines of credit are secured by residential real estate. Construction lines of credit are secured by underlying real estate. For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Most of the commitments are variable rate instruments.

Standby letters of credit were $1,485 and $1,162 at December 31, 2000 and 1999, respectively. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

NOTE 23: FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of the Company's financial instruments not carried at fair value:

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 60,580	$ 61,922	$ 55,467	$ 54,462
Net Loans and Leases (Note 4)	727,042	724,988	648,036	641,162
Time Deposits (Note 8)	364,184	364,194	324,217	324,217
FHLB Advances (Note 10)	85,200	84,548	85,000	84,077

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2000	1999
Interest-Bearing Deposits with Subsidiary Banks	$ 899	$ 3,171
Securities Available-for-Sale	337	217
Investment in Subsidiaries at Equity	88,728	76,391
Other Assets	2,664	4,304
Total Assets	$92,628	$84,083

LIABILITIES
Note Payable - ESOP	$ 2,358	$ 2,173
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	4,489	4,623
Total Liabilities	11,847	11,796
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	80,781	72,287
Total Liabilities and Shareholders' Equity	$92,628	$84,083

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2000	1999	1998
Dividends from Bank Subsidiaries	$ 5,500	$10,600	$ 6,200
Liquidating Dividends from Vermont Operations	60	155	175
Interest and Dividends on Securities
Available-for-Sale	23	3	72
Other Income (Including Management Fees)	607	457	8
Net Gains on Securities Transactions	6	---	14
Total Income	6,196	11,215	6,469

Expense:
Interest Expense	689	160	50
Salaries and Benefits	8	77	41
Occupancy and Equipment	6	---	---
Other Expense	397	496	436
Total Expense	1,100	733	527
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	5,096	10,482	5,942
Income Tax Benefit	338	189	287
Income Before Equity in Undistributed
Net Income of Subsidiaries	5,434	10,671	6,229
Equity in Undistributed Net Income of Subsidiaries	8,247	2,188	5,606
Net Income	$13,681	$12,859	$11,835

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2000	1999	1998
Operating Activities:
Net Income	$13,681	$12,859	$11,835
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(8,247)	(2,188)	(5,606)
Net Gains on the Sale of Securities Available-for-Sale	(6)	---	(14)
Tax Benefit for Disposition of Stock Options	3	83	51
Changes in Other Assets and Other Liabilities	1,706	(461)	(125)
Net Cash Provided by Operating Activities	7,137	10,293	6,141

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	184	---	1,069
Purchases of Securities Available-for-Sale	(310)	(123)	(12)
Capital Investment in Non-bank Subsidiary	---	(155)	---
Net Cash (Used in) Provided by Investing Activities	(126)	(278)	1,057

Financing Activities:
Proceeds from Capital Securities	---	5,000	---
Exercise of Stock Options	59	117	203
Purchase of Treasury Stock	(3,529)	(6,923)	(1,952)
Cash Dividends Paid	(5,813)	(5,528)	(5,115)
Net Cash Used in Financing Activities	(9,283)	(7,334)	(6,864)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,272)	2,681	334
Cash and Cash Equivalents at Beginning of the Year	3,171	490	156
Cash and Cash Equivalents at End of the Year	$ 899	$ 3,171	$ 490

Supplemental Cash Flow Information:
Interest Paid	$ 689	$ 160	$ 50

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

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2000 and 1999 is unaudited, but, in the opinion of management, fairly presents the results of the Company.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,836	$18,745	$19,361	$19,682
Net Interest Income	9,462	9,492	9,649	9,653
Provision for Loan Losses	405	377	358	331
Net Securities (Losses) Gains	(4)	---	(601)	10
Income Before Provision for Income Taxes	4,548	4,688	5,188	4,968
Net Income	3,181	3,311	3,622	3,567

Basic Earnings Per Common Share	.43	.46	.50	.49
Diluted Earnings Per Common Share	.43	.45	.49	.49

	1999
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,168	$16,566	$16,917	$17,484
Net Interest Income	9,213	9,353	9,716	9,587
Provision for Loan Losses	364	364	364	332
Net Securities Losses	---	---	---	(4)
Income Before Provision for Income Taxes	4,428	4,453	5,031	4,613
Net Income	3,088	3,116	3,394	3,261

Basic Earnings Per Common Share	.40	.41	.45	.44
Diluted Earnings Per Common Share	.39	.40	.44	.43

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions "Nominees For Director and Directors Continuing in Office" and "Section 16(a) Beneficial Ownership Reporting Compliance" from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 2, 2001 (the "2001 Proxy Statement"), which sections are incorporated herein by reference. Certain required information regarding the Company's Executive Officers in contained in Part I, Item 1.E., of this Annual Report, "Executive Officers of the Registrant."

Item 11: Executive Compensation

The information required by this item is set forth under the captions "Executive Compensation," "Summary Compensation Table," "Stock Options Plans," "Pension Plan," "Compensation of Directors," "Employment Contracts," "Compensation Committee Interlocks and Insider Participation," "Report of the Personnel Committee on Executive Compensation" and "Stock Performance Graph" from the 2001 Proxy Statement, which are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the captions "Principal Shareholders of the Company" and" Nominees for Director and Directors Continuing in Office" from the 2001 Proxy Statement, which are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Transactions With Directors, Officers and Associates" from the 2001 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this report:

1. Financial Statements

The following financial statements, the notes thereto, and the independent auditors' report thereon are filed as part of this report. See the index to such financial statements in Part II, Item 8 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2000 and 1999

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Changes in Shareholders'

Equity for the Years Ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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

3.(ii) By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 3.(ii).

4.1 Shareholder Protection Rights Agreement dated as of May 1, 1997, between Arrow Financial Corporation and Glens Falls National Bank and Trust Company, as Rights Agent, incorporated herein by reference from the Registrant's Statement on Form 8-A, dated May 16, 1997, Exhibit 4.

4.2 Amended and Restated Declaration of the Trust for Arrow Capital Trust I, dated December 13, 1999, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 1, 1999, Exhibit 10.20.

4.3 Indenture dated December 13, 1999, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.21.

10.1 1985 Non-Qualified Stock Option Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 2-98735; filed July 1, 1985). *

10.2 Short-term Incentive Award Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed December 16, 1986). *

10.3 Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10(m). *

10.4 1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993). *

10.5 Service Purchasing Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated February 26, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 14, 1996, Exhibit 2.2.

10.6 Amendment to Service Purchasing Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and ALBANK, FSB, dated September 26, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed October 11, 1996, Exhibit 2.4.

10.7 Stock Purchase Agreement among Arrow Financial Corporation, Arrow Vermont Corporation, Green Mountain Bank and Vermont National Bank, dated February 27, 1996 incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 14, 1996, Exhibit 2.3.

10.8 1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.9 Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(n).

10.10 Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(o).*

10.11 Directors Stock Plan of the Registrant incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 333-81519, filed June 25, 1999).

10.12 Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.13.*

10.13 Prospectus for Arrow Capital Trust I issuance of Capital Trust Securities herein by reference to Registrant's 1933 Act Registration Statement on Form S-4 (file number 333-34980; filed May 1, 2000).

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit

Number Exhibit

10.14 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated June 28, 2000. *

10.15 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated June 28, 2000. *

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

* Management contracts or compensation plans required to be filed as an exhibit.

(B) Current Reports on Form 8-K filed during the fourth quarter of 2000:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 28, 2001 By: /s/ Thomas L. Hoy

Thomas L. Hoy

President and

Chief Executive Officer

Date: March 28, 2001 By: /s/ John J. Murphy

John J. Murphy

Executive Vice President, Treasurer and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt

Jan-Erik O. Bergstedt

Director

/s/ John J. Carusone, Jr.

John J. Carusone

Director

/s/ Kenneth C. Hopper, M.D.

Kenneth C. Hopper, M.D.

Director

/s/ Thomas L. Hoy

Thomas L. Hoy

Director and President

/s/ Dr. Edward F. Huntington

Dr. Edward F. Huntington

Director

/s/ David G. Kruczlnicki

David G. Kruczlnicki

Director

/s/ Michael F. Massiano

Michael F. Massiano

Director & Chairman

/s/ David L. Moynehan

David L. Moynehan

Director

/s/ Doris E. Ornstein

Doris E. Ornstein

Director

/s/ Richard J. Reisman, D.M.D.

Richard J. Reisman, D.M.D.

Director

EXHIBITS INDEX

Exhibit

Number Exhibit

10.14 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated June 28, 2000. *

10.15 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated June 28, 2000. *

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

* Management contracts or compensation plans required to be filed as an exhibit.