Form 10-Q
period 2001-03-31
ARROW FINANCIAL CORP
filed 2001-05-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2001
Common Stock, par value $1.00 per share	7,267,432

ARROW FINANCIAL CORPORATION

FORM 10-Q

MARCH 31, 2001

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

Consolidated Statements of Income for the Three Month Periods ended March 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the
Three Month Periods Ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2001 and 2000

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	3/31/2001	12/31/2000
ASSETS
Cash and Due from Banks	$ 23,539	$ 26,612
Federal Funds Sold	56,400	---
Cash and Cash Equivalents	79,939	26,612

Securities Available-for-Sale	219,225	229,026
Securities Held-to-Maturity (Approximate Fair Value of
$62,395 in 2001 and $61,922 in 2000)	60,435	60,580

Loans	743,807	735,769
Allowance for Loan Losses	(8,956)	(8,727)
Net Loans	734,851	727,042

Premises and Equipment, Net	12,365	12,395
Other Real Estate and Repossessed Assets, Net	443	575
Other Assets	23,684	25,124
Total Assets	$1,130,942	$1,081,354

LIABILITIES
Deposits:
Demand	$ 119,768	$ 114,398
Regular Savings, N.O.W. & Money Market Deposit Accounts	406,014	380,343
Time Deposits of $100,000 or More	149,168	162,296
Other Time Deposits	198,952	201,888
Total Deposits	873,902	858,925
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	26,707	33,123
Other Short-Term Borrowings	1,580	4,574
Federal Home Loan Bank Advances	125,000	85,200
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	14,412	13,751
Total Liabilities	1,046,601	1,000,573

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 2001 and 2000)	9,496	9,496
Surplus	85,561	85,531
Undivided Profits	23,902	21,920
Unallocated ESOP Shares (114,833 Shares in 2001 and 113,079 Shares in 2000)	(2,377)	(2,358)
Accumulated Other Comprehensive Income (Loss)	1,241	(178)
Treasury Stock, at Cost (2,115,789 Shares in 2001 and 2,133,994 Shares in 2000)	(33,482)	(33,630)
Total Shareholders' Equity	84,341	80,781
Total Liabilities and Shareholders' Equity	$1,130,942	$1,081,354

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months
	Ended March 31,
	2001	2000
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,116	$13,357
Interest on Federal Funds Sold	145	63
Interest and Dividends on Securities Available-for-Sale	3,714	3,767
Interest on Securities Held-to-Maturity	736	649
Total Interest and Dividend Income	19,711	17,836

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,254	1,894
Other Deposits	5,480	4,891
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	398	369
Other Short-Term Borrowings	44	51
Federal Home Loan Bank Advances	1,401	1,050
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119
Total Interest Expense	9,696	8,374
NET INTEREST INCOME	10,015	9,462
Provision for Loan Losses	381	405
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,634	9,057

OTHER INCOME
Income from Fiduciary Activities	1,049	905
Fees for Other Services to Customers	1,168	1,149
Net Gains (Losses) on Securities Transactions	8	(4)
Other Operating Income	272	259
Total Other Income	2,497	2,309

OTHER EXPENSE
Salaries and Employee Benefits	4,005	3,841
Occupancy Expense of Premises, Net	549	489
Furniture and Equipment Expense	622	641
Other Operating Expense	1,924	1,847
Total Other Expense	7,100	6,818

INCOME BEFORE PROVISION FOR INCOME TAXES	5,031	4,548
Provision for Income Taxes	1,525	1,367
NET INCOME	$ 3,506	$ 3,181

Average Basic Shares Outstanding	7,255	7,340
Average Diluted Shares Outstanding	7,338	7,442

Per Common Share:
Basic Earnings	$ .48	$ .43
Diluted Earnings	.48	.43

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(2,173)	$(4,270)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	3,181	---	---	---	3,181
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	---	61	---	61
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,003)	---	---	---	---	---	(596)	---	(596)
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $4)	---	---	---	---	---	2	---	2
Other Comprehensive Loss								(533)
Comprehensive Income								2,648

Cash Dividends Declared, $.19 per Share	---	---	---	(1,389)	---	---	---	(1,389)
Purchase of Treasury Stock (145,500 Shares)	---	---	---	---	---	---	(2,678)	(2,678)
Acquisition of Common Stock By ESOP (15,000 Shares)	---	---	---	---	(302)	---	---	(302)
Allocation of ESOP Stock (3,954 Shares)	---	---	---	---	92	---	---	92
Balance at March 31, 2000	9,495,596	$9,496	$85,480	$15,844	$(2,383)	$(4,803)	$(32,976)	$70,658

Balance at December 31, 2000	9,495,596	$9,496	$85,531	$ 21,920	$(2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	3,506	---	---	---	3,506
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,394)	---	---	---	---	---	1,424	---	1,424
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $8)	---	---	---	---	---	(5)	---	(5)
Other Comprehensive Income								1,419
Comprehensive Income								4,925

Cash Dividends Declared, $.21 per Share	---	---	---	(1,524)	---	---	---	(1,524)
Stock Options Exercised (17,197 Shares)	---	---	(23)	---	---	---	222	199
Shares Issued Under the Directors' Stock Plan (30 Shares, less than $1)	---	---	---	---	---	---	---	---
Shares Issued Under the Employees Stock Purchase Plan (7,080 Shares)	---	---	57	---	---	---	65	122
Purchase of Treasury Stock (6,102 Shares)	---	---	---	---	---	---	(139)	(139)
Acquisition of Common Stock By ESOP (6,100 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock (4,346 Shares)	---	---	(4)	---	86	---	---	82
Balance at March 31, 2001	9,495,596	$9,496	$85,561	$23,902	$(2,377)	$ 1,241	$(33,482)	$84,341

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Three Months
	Ended March 31,
	2001	2000
Operating Activities:
Net Income	$ 3,506	$ 3,181
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	381	405
Provision for Other Real Estate Owned Losses	6	---
Depreciation and Amortization	631	607
Compensation Expense for Allocated ESOP Shares	82	92
(Gains) Losses on the Sale of Securities Available-for-Sale	(8)	4
Proceeds from the Sale of Loans	268	256
Net Gains on the Sale of Loans, Premises and Equipment, Other Real Estate Owned, and Repossessed Assets	(106)	(10)
Decrease (Increase) in Deferred Tax Assets	(31)	277
Decrease (Increase) in Interest Receivable	68	(415)
Increase (Decrease) in Interest Payable	(10)	168
Decrease (Increase) in Other Assets	161	(594)
Increase in Other Liabilities	670	640
Net Cash Provided By Operating Activities	5,618	4,611

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	---	7,004
Proceeds from the Maturities and Calls of Securities Available-for-Sale	34,979	8,393
Purchases of Securities Available-for-Sale	(13,447)	(20,339)
Proceeds from the Maturities of Securities Held-to-Maturity	136	528
Purchases of Securities Held-to-Maturity	---	(47)
Net Loans Made to Customers	(17,863)	(23,853)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	247	233
Purchase of Premises and Equipment	(263)	(333)
Net Cash Provided by (Used In) Investing Activities	3,789	(28,414)

Financing Activities:
Net Increase in Deposits	14,977	47,695
Net Decrease in Short-Term Borrowings	(9,410)	(4,132)
Federal Home Loan Bank Advances	47,500	30,000
Repayments of Federal Home Loan Bank Advances	(7,700)	(45,000)
Purchase of Treasury Stock	(139)	(2,678)
Exercise of Stock Options and Employee and Director Plans	321	---
Acquisition of Common Stock by ESOP	(105)	(302)
Cash Dividends Paid	(1,524)	(1,389)
Net Cash Provided By Financing Activities	43,920	24,194
Net Increase in Cash and Cash Equivalents	53,327	391
Cash and Cash Equivalents at Beginning of Period	26,612	28,073
Cash and Cash Equivalents at End of Period	$79,939	$28,464

Supplemental Cash Flow Information:
Interest Paid	$ 9,706	$ 8,207
Income Taxes Paid	411	22
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	---	180
Loans Securitized and Transferred to Securities Available-for-Sale	9,410	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

MARCH 31, 2001

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000; the results of operations for the three month periods ended March 31, 2001 and 2000; the changes in shareholders' equity for the three month periods ended March 31, 2001 and 2000; and the cash flows for the three month periods ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2001 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2000, included in the Company's 2000 Form 10-K.

2. Accumulated Other Comprehensive Income (Loss) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of March 31, 2001 and December 31, 2000:

	2001	2000
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (58)	$ (58)
Net Unrealized Holding Gains (Losses) on Securities Available-for-Sale	1,299	(120)
Total Accumulated Other Comprehensive Income (Loss)	$ 1,241	$ (178)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2001 and 2000:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2001:
Basic EPS	$3,506	7,255	$.48
Dilutive Effect of Stock Options	---	83
Diluted EPS	$3,506	7,338	$.48

For the Three Months Ended March 31, 2000:
Basic EPS	$3,181	7,340	$.43
Dilutive Effect of Stock Options	---	102
Diluted EPS	$3,181	7,442	$.43

During the 2001 and 2000 periods, options to purchase 122 and 176 shares of common stock, respectively, at an average price of $22.42 and $21.67, respectively, were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire November 26, 2007 through December 15, 2009 were still outstanding as of March 31, 2001.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of March 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 31, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

April 11, 2001

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2001

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "anticipates," "should," "plans," "will," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Others are based on management's general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2000.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 172 domestic bank holding companies with $1 to $5 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information

(Dollars In Thousands, Except Per Share Amounts)

	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Net Income	$3,506	$3,567	$3,622	$3,311	$3,181
Net Securities Gains (Losses), Net of Tax	5	6	(355)	---	(2)
Net Gain on Sale of Credit Card Portfolio, Net of Tax	---	---	488	---	---
Net Income, Based on Core Earnings	3,429	3,554	3,537	3,315	3,172

Diluted Earnings Per Share	.48	.49	.49	.45	.43
Diluted Earnings Per Share, Based on Core Net Income [1]	.47	.49	.48	.45	.43
Diluted Earnings Per Share, Cash Basis [2]	.49	.50	.50	.47	.45
Dividends Declared	.21	.21	.20	.20	.19

Average Assets	$1,098,752	$1,078,142	$1,066,529	$1,050,342	$1,010,627
Average Equity	82,701	78,169	74,356	70,685	70,940
Return on Average Assets	1.29%	1.32%	1.35%	1.27%	1.27%
Return on Average Equity	17.19	18.15	19.38	18.84	18.03
Return on Average Assets, Based on Core Net Income [1]	1.27	1.31	1.32	1.27	1.26
Return on Average Equity, Based on Core Net Income [1]	16.82	18.09	18.92	18.86	17.98

Average Earning Assets	$1,043,074	$1,020,504	$1,007,007	$991,235	$952,623
Average Paying Liabilities	887,738	867,701	857,484	853,455	819,554
Interest Income, Tax-Equivalent	20,135	20,094	19,790	19,143	18,197
Interest Expense	9,696	10,029	9,712	9,253	8,374
Net Interest Income, Tax-Equivalent	10,439	10,065	10,078	9,890	9,823
Net Interest Margin [3]	4.06%	3.92%	3.98%	4.01%	4.15%
Efficiency Ratio [4]	53.60%	52.81%	52.42%	53.91%	54.32%

Tier 1 Leverage Ratio	7.12%	7.01%	6.93%	6.74%	6.86%
Book Value per Share	$11.61	$11.14	$10.60	$10.00	$9.71
Tangible Book Value per Share	10.13	9.63	9.10	8.46	8.14

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

The Company reported earnings of $3.5 million for the first quarter of 2001, a $325 thousand increase, or 10.2%, over the first quarter of 2000. Diluted earnings per share were $.48 and $.43 for the two respective periods, an increase of 11.6%, a percentage increase slightly larger than the increase in net income. The returns on average assets were 1.29% and 1.27% for the first quarter of 2001 and 2000, respectively. The returns on average equity were 17.19% and 18.03% for the first quarter of 2001 and 2000, respectively.

Total assets were $1.131 billion at March 31, 2001, which represented an increase of $49.6 million, or 4.6%, from December 31, 2000, and an increase of $102.1 million, or 9.9%, above the level at March 31, 2000. Federal funds sold at March 31, 2001 amounted to $56.4 million, compared to the average for the month of March of $10.2 million. The unusually high balance at quarter end was partially attributable to a sizable deposit of state municipal funds immediately before quarter-end, an annually recurring transaction which normally takes place early in the second quarter.

On the asset side of the balance sheet, the Company experienced strong internal growth in the loan portfolio from March 31, 2000 to March 31, 2001 as total loans increased $64.7 million, or 9.5%. Deposits increased from March 31, 2000 to March 31, 2001 by $31.0 million, or 3.7%. At March 31, 2001, advances from the Federal Loan Home Bank ("FHLB") amounted to $125.0 million, an increase of $55.0 million from March 31, 2000.

Shareholders' equity increased $3.6 million during the first three months of 2001, primarily attributable to net income of $3.5 million and net unrealized gains on securities available-for-sale of $1.4 million (net of tax), offset in part by cash dividends of $1.5 million. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and the Company and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheet Data

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Mar 2001	Dec 2000	Mar 2000	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 56,400	$ ---	$ 4,000	$56,400	$ 52,400	---	1310.0
Securities Available for Sale	219,225	229,026	232,267	(9,801)	(13,042)	(4.3)	(5.6)
Securities Held to Maturity	60,435	60,580	54,979	(145)	5,456	(0.2)	9.9
Loans, Net of Unearned Income (1)	743,807	735,769	679,092	8,038	64,715	1.1	9.5
Allowance for Loan Losses	8,956	8,727	8,040	229	916	2.6	11.4
Earning Assets (1)	1,079,867	1,025,375	970,338	54,492	109,529	5.3	11.3
Total Assets	1,130,942	1,081,354	1,028,850	49,588	102,092	4.6	9.9

Demand Deposits	$119,768	$114,398	$106,817	$5,370	$ 12,951	4.7	12.1
NOW, Regular Savings &
Money Market Deposit Accounts	406,014	380,343	377,232	25,671	28,782	6.7	7.6
Time Deposits of $100,000 or More	149,168	162,296	159,540	(13,128)	(10,372)	(8.1)	(6.5)
Other Time Deposits	198,952	201,888	199,303	(2,936)	(351)	(1.5)	(0.2)
Total Deposits	$873,902	$858,925	$842,892	$14,977	$ 31,010	1.7	3.7
Short-Term Borrowings	$ 28,287	$ 37,697	$ 26,889	$(9,410)	$ 1,398	(25.0)	5.2
Federal Home Loan Bank Advances	125,000	85,200	70,000	39,800	55,000	46.7	78.6
Shareholders' Equity	84,341	80,781	70,658	3,560	13,683	4.4	19.4

1 Includes Nonaccrual Loans

Total assets were $1.131 billion at March 31, 2001, which represented an increase of $49.6 million, or 4.6%, from December 31, 2000, and an increase of $102.1 million, or 9.9%, above the level at March 31, 2000. All major categories of assets experienced proportionate increases over the twelve-month period, except for securities available-for-sale, which decreased by 5.6% from March 31, 2000 to March 31, 2001, and Federal funds sold, which experienced a sizable but temporary increase at quarter-end 2001 not experienced at quarter-end 2000 for reasons discussed in the Overview, above.

Total loans at March 31, 2001 amounted to $743.8 million, an increase of $8.0 million, or 1.1%, from December 31, 2000, and an increase of $64.7 million, or 9.5%, from March 31, 2000. The growth in loan balances would have been even more pronounced had it not been for the securitization of $9.4 million of residential real estate loans in the first quarter of 2001, which were retained as securities available-for-sale. The increase from March 31, 2000 was primarily attributable to the growth within the indirect consumer and commercial loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper.

Total deposits of $873.9 million at March 31, 2001 increased $15.0 million, or 1.7% from the December 31, 2000 level. Total deposits at March 31, 2001 represented an increase of $31.0 million, or 3.7%, from March 31, 2000. The Company experienced most of the twelve-month deposit growth in savings, NOW and money market savings accounts in the twelve month period, which increased $28.8 million, or 7.6%. However, approximately $15.0 million of the increase in NOW accounts was attributable to the state deposit of municipal funds discussed in the Overview, above. Demand deposits also increased substantially over the twelve-month period by $13.0 million, or 12.1%.

Shareholders' equity increased $3.6 million during the first three months of 2001, primarily attributable to net income of $3.5 million and net unrealized gains on securities available-for-sale of $1.4 million (net of tax), offset in part by cash dividends of $1.5 million. Over the twelve-month period, shareholders' equity increased by 19.4%. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity. The Company paid a $.21 cash dividend per share for first quarter of 2001 and the last quarter of 2000, which followed dividends of $.20 for the prior two quarters. The Company recently announced a $.23 dividend for the second quarter of 2001.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Demand Deposits	$113,390	$117,289	$120,994	$111,530	$106,321
Interest-Bearing Demand Deposits	195,256	195,497	182,638	189,536	191,009
Regular and Money Market Savings	190,581	190,562	200,232	189,062	173,197
Time Deposits of $100,000 or More	156,966	158,008	146,569	157,319	137,385
Other Time Deposits	199,931	204,467	205,955	201,645	200,354
Total Deposits	$856,124	$865,824	$856,388	$849,092	$808,266

Percentage of Average Quarterly Deposits
	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Demand Deposits	13.2%	13.6%	14.1%	13.1%	13.2%
Interest-Bearing Demand Deposits	22.8	22.6	21.3	22.3	23.6
Regular and Money Market Savings	22.3	22.0	23.4	22.3	21.4
Time Deposits of $100,000 or More	18.3	18.2	17.2	18.5	17.0
Other Time Deposits	23.4	23.6	24.0	23.8	24.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. The Company experienced growth in all categories of deposits from March 2000 to March 2001 with the exception of other time deposits, which essentially remained flat. The deposit growth during the period was achieved through the Company's existing base of branches. In 2000, the Company opened an additional drive-up branch in Ticonderoga and has announced plans to add a new branch in Saratoga Springs.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.66	3.00	2.80	2.92	2.72
Regular and Money Market Savings	2.93	2.95	2.93	2.79	2.49
Time Deposits of $100,000 or More	5.82	6.33	6.27	5.85	5.55
Other Time Deposits	5.73	5.67	5.47	5.29	5.07
Total Deposits	3.66	3.82	3.67	3.61	3.38

Key Interest Rate Changes 1999 - 2001
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
April 18, 2001	4.00%	4.50%	7.50%
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rate by changing the Federal Reserve Bank discount rate and/or through open market operations. In the last half of 1999 and the first half of 2000, the Federal Reserve Board took actions resulting in six successive increases in the prevailing Federal funds and prime interest rates for a cumulative increase of 150 basis points. The Company experienced a resulting increase in the total cost of deposits during the fourth quarter of 1999 and throughout 2000, after a lagging period to reflect deposit repricing.

In the first four months of 2001, the Federal Reserve Board more than reversed the 150 basis point increase with four successive 50 basis point decreases, beginning in early January 2001. As a result, the Company experienced a decrease in the cost of deposits in the first quarter of 2001 as compared to the last quarter of 2000, and expects that this trend will continue, as maturing time deposits reprice at lower rates. By contrast, the Company did not experience a decrease in average yield in its loan portfolio in the first quarter of 2001, but management believes some decrease in yields in the loan portfolio is highly likely in forthcoming periods. See "Loan Trends," below.

As of the filing date for this Report, there is a general perception that the Federal Reserve Board may act to cause further decreases in prevailing interest rates in 2001, in response to continuing sluggishness in the economy. Any such decreases may have a limited impact on the Company's cost of deposits, as interest rates on several of its deposit products, such as savings and NOW, are already priced at such low levels that further decreases in rates may not be practical or sustainable.

Non-Deposit Sources of Funds

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

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Commercial and Commercial Real Estate	$138,097	$133,077	$131,845	$131,963	$122,873
Residential Real Estate	208,322	209,623	206,122	203,712	202,856
Home Equity	29,444	29,178	29,052	29,623	29,720
Indirect Consumer Loans	321,652	311,953	294,217	278,410	263,538
Direct Consumer Loans	43,580	43,505	41,621	39,958	40,698
Credit Card Loans	---	---	5,604	6,295	6,356
Total Loans	$741,095	$727,337	$708,461	$689,961	$666,041

Percentage of Quarterly Average Loans
	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Commercial and Commercial Real Estate	18.6%	18.3%	18.6%	19.1%	18.4%
Residential Real Estate	28.1	28.8	29.1	29.5	30.5
Home Equity	4.0	4.0	4.1	4.3	4.5
Indirect Consumer Loans	43.4	42.9	41.5	40.4	39.5
Direct Consumer Loans	5.9	6.0	5.9	5.8	6.1
Credit Card Loans	---	---	0.8	0.9	1.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased at a steady pace over the five most recent quarters. While all categories of loans, except for home equity and credit card loans, experienced absolute increases over the five-quarter period, indirect consumer loans represented the fastest growing area of the loan portfolio, increasing from 39.5% of the portfolio in the first quarter of 2000 to 43.4% in the first quarter of 2001. Indirect consumer loans are primarily auto loans financed through local dealerships where the Company acquires the dealer paper. The Company also experienced strong demand for residential real estate loans during the three most recent quarters. In the first quarter of 2001, the Company securitized $9.4 million of its residential real estate loans, which led to a decrease in the average balances from the last quarter of 2000 to the first quarter of 2001.

Average commercial and commercial real estate loans increased $15.2 million, or 12.4%, from the first quarter of 2000 to the first quarter of 2001, although as a percentage of the overall portfolio this category remains essentially unchanged, at 18.6% of total loans. Commercial and commercial real estate loan balances also experience cyclical surges during the first two quarters of each year, as business enterprises prepare for the summer tourism industry.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Commercial and Commercial Real Estate	9.11%	9.34%	9.24%	9.18%	9.01%
Residential Real Estate	7.79	7.65	7.61	7.62	7.57
Home Equity	9.02	9.11	9.17	9.02	8.73
Indirect Consumer Loans	8.15	8.09	7.96	7.80	7.74
Direct Consumer Loans	9.13	9.10	9.05	9.01	8.97
Credit Card Loans	---	---	17.44	14.55	14.78
Total Loans	8.32	8.29	8.29	8.19	8.11

As discussed in the preceding section of this Report, "Deposits Trends," prevailing interest rates, after increasing steadily throughout 2000, have now begun to decrease in response to the Federal Reserve Board's sizable rate-cutting actions during the first quarter of 2001. Moreover, the general expectation is that the Federal Reserve Board may reduce rates further in forthcoming periods. The yield on the Company's loan portfolio has been and will continued to be affected by these rate changes. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, which reprice at current rates as new loans are generated.

However, there is a time lag between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's loan portfolio. This lag period can be one or even two quarters in duration and may exceed the lag period for the Company's deposit portfolio.

The Company experienced a small increase in the yield on loans during the first quarter of 2001. However, management expects that yields on the loan portfolio will decrease in the second quarter of 2001 as loans reprice to current rates.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2001	Dec 2000	Sep 2000	Jun 2000	Mar 2000
Loan Balances:
Period-End Loans	$743,807	$735,769	$715,626	$699,061	$679,092
Average Loans, Year-to-Date	741,095	698,059	688,228	678,001	666,041
Period-End Assets	1,130,942	1,081,354	1,067,077	1,054,810	1,028,850

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 8,727	$ 7,784	$ 7,784	$ 7,784	$ 7,784
Provision for Loan Losses, Y-T-D	381	1,471	1,140	782	405
Net Charge-offs, Y-T-D	(152)	(528)	(448)	(210)	(149)
Allowance for Loan Losses, End of Period	$ 8,956	$ 8,727	$ 8,476	$ 8,356	$ 8,040

Allowance for Loan Losses Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 8,727	$ 8,476	$ 8,356	$ 8,040	$ 7,784
Provision for Loan Losses, Q-T-D	381	331	358	377	405
Net Charge-offs, Q-T-D	(152)	(80)	(238)	(61)	(149)
Allowance for Loan Losses, End of Period	$ 8,956	$ 8,727	$ 8,476	$ 8,356	$ 8,040

Nonperforming Assets:
Nonaccrual Loans	$2,000	$1,757	$1,667	$1,835	$1,583
Loans Past due 90 Days or More
and Still Accruing Interest	1	298	642	211	492
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,001	2,055	2,309	2,046	2,075
Repossessed Assets	169	150	154	131	135
Other Real Estate Owned	274	425	515	483	540
Total Nonperforming Assets	$2,444	$2,630	$2,978	$2,660	$2,750

Performance Ratios:
Allowance to Nonperforming Loans	447.58%	424.67%	367.09%	408.41%	387.47%
Allowance to Period-End Loans	1.20	1.19	1.18	1.20	1.18
Provision to Average Loans (annualized)	0.21	0.21	0.22	0.23	0.24
Net Charge-offs to Average Loans (annualized)	0.08	0.08	0.09	0.06	0.09
Nonperforming Loans to Total Loans	0.27	0.28	0.32	0.29	0.31
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.33	0.36	0.42	0.38	0.40
Nonperforming Assets to Total Assets	0.22	0.24	0.28	0.25	0.27

The Company's nonperforming assets at March 31, 2001 amounted to $2.4 million, a decrease of $186 thousand, or 7.1% from December 31, 2000. At period-end, nonperforming assets represented .22% of total assets, a decrease from .24% at year-end 2000 and from .27% at March 31, 2000. At December 31, 2000, this ratio for the Company's peer group was .52%.

On an annualized basis, the ratio of the 2001 first quarter net charge-offs to average loans was .08%, one basis point lower than the annualized ratio of net charge-offs to average loans of .09% in the comparable 2000 period. The provision for loan losses was $381 thousand for the first quarter of 2001, compared to a provision of $405 thousand for the first quarter of 2000. The provision as a percentage of average loans (annualized) was .21% for the first quarter of 2001 down 3 basis points from the .24% ratio for the comparable 2000 period. The provision has generally been held flat for the past five quarters. This consistency in the provision is due primarily to the continued growth in the loan portfolio and the continued change in the portfolio mix, as well as the consistency in net charge-offs.

The allowance for loan losses at March 31, 2001 amounted to $9.0 million. The ratio of the allowance to outstanding loans at March 31, 2001, was 1.20%, slightly higher than the ratio at December 31, 2000.

CAPITAL RESOURCES

Shareholders' equity increased $3.6 million during the first three months of 2001, reflecting net income of $3.5 million and net unrealized gains on securities available-for-sale of $1.4 million (net of tax), offset in part by cash dividends of $1.5 million. This represented a 19.4% increase in shareholders' equity during the 12 month period, pushing the Company's capital ratios to higher levels despite the increase in total assets. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The recently enacted Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of bank-related activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of March 31, 2001, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.12	10.15	11.77
Glens Falls National Bank & Trust Co.	7.25	11.00	12.19
Saratoga National Bank & Trust Co.	7.59	8.93	12.97

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at March 31, 2001 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 of a dollar.

On April 25, 2001, the Company announced the 2001 second quarter dividend of $.23 payable on June 15, 2001.

Quarterly Per Share Stock Prices and Dividends

				Cash
		Sales Price		Dividends
		High	Low	Declared
2000	1st Quarter	$19.750	$17.625	$.19
	2nd Quarter	18.250	14.250	.20
	3rd Quarter	17.375	14.500	.20
	4th Quarter	20.000	16.125	.21

2001	1st Quarter	23.563	18.000	.21
	2nd Quarter (payable June 15, 2001)			.23

	2001	2000
First Quarter Diluted Earnings Per Share, Based on Core Net Income	$.47	$.43
Dividend Payout Ratio: (Second quarter dividends as
a percent of first quarter core diluted earnings per share)	48.94%	46.51%
Book Value Per Share	$11.61	$9.71
Tangible Book Value Per Share	10.13	8.14

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $52.4 million at March 31, 2001. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2001 Compared With

Three Months Ended March 31, 2000

Summary of Earnings Performance

(Dollars in Thousands)
	Quarter Ending
	Mar 2001	Mar 2000	Change	% Change
Net Income	$3,506	$3,181	$325	10.2%
Diluted Earnings Per Share	.48	.43	.05	11.6
Return on Average Assets	1.29%	1.27%	.02	1.6
Return on Average Equity	17.19%	18.03%	(.84)	(4.7)

The Company reported earnings of $3.5 million for the first quarter of 2001, an increase of $325 thousand, or 10.2%, above the total for the 2000 quarter. Virtually all of the earnings in each of the respective quarters represented core net income. Diluted earnings per share of $.48 for 2001 represented an increase of 11.6% over the $.43 earnings per share for the 2000 quarter. Earnings included, on an after tax basis, $5 thousand of net securities gains in the 2001 period and $2 thousand of net securities losses in the 2000 period. On a core earnings basis, diluted earnings per share were $.47 and $.43, for the respective periods.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2001	Mar 2000	Change	% Change
Interest and Dividend Income	$20,135	$18,197	$1,938	10.7%
Interest Expense	9,696	8,374	1,322	15.8
Net Interest Income	$ 10,439	$ 9,823	$ 616	6.3

Taxable Equivalent Adjustment	424	361	63	17.5%

Average Earning Assets (1)	$1,043,074	$952,623	$90,451	9.5%
Average Paying Liabilities	887,738	819,554	68,184	8.3

Yield on Earning Assets (1)	7.83%	7.68%	0.15%	2.0
Cost of Paying Liabilities	4.43	4.11	0.32	7.8
Net Interest Spread	3.40	3.57	(0.17)	(4.8)
Net Interest Margin	4.06	4.15	(0.09)	(2.2)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased by 9 basis points from the first quarter of 2000 to the first quarter of 2001. During the second and third quarters of 2000, when prevailing interest rates were rising, the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced, which put pressure on the net interest margin. Prevailing rates have now begun to decline but, as was discussed in the above sections of this Report entitled "Deposit Trends" and "Loan Trends," the Company is just beginning to see the downward effect on its rates paid on liabilities and has yet to see the downward impact on loan yields. Generally, however, in a period of declining rates, the Company would expect to see some beneficial impact on net interest margins in the early phases, as deposits reprice more quickly than loans, with a leveling off of this beneficial impact as rate decreases are more widely felt. A counterweight to margin improvement, even in periods of declining rates generally, is the use of non-deposit borrowings to fund growth. Over the prior twelve months, the Company has increasingly used FHLB advances to fund loan growth. This has resulted in higher net interest income, but lower net interest margin.

The provision for loan losses was $381 thousand and $405 thousand for the quarters ended March 31, 2001 and 2000, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Quarter Ending
	Mar 2001	Mar 2000	Change	% Change
Income from Fiduciary Activities	$ 1,049	$ 905	$144	15.9%
Fees for Other Services to Customers	1,168	1,149	19	1.7
Net Gains (Losses) on Securities Transactions	8	(4)	12	---
Other Operating Income	272	259	13	5.0
Total Other Income	$2,497	$2,309	$188	8.1

Other income for the first quarter of 2001 included $8 thousand of net securities gains on the call of $4.0 million of agency securities from the available-for-sale portfolio. In the 2000 quarter, the Company recognized $4 thousand of securities losses on the sale of $7.0 million of securities available-for-sale.

Income from fiduciary activities totaled $1.0 million for the first quarter of 2001, an increase of $144 thousand, or 15.9%, from the first quarter of 2000. Trust assets under administration at March 31, 2001, stated at market value, amounted to $685.1 million, a decrease of $36.4 million, or 5.0%, from March 31, 2000. The decrease in the market value of trust assets under administration was primarily due to the widespread decline in equity markets over the past twelve months, which more than offset new accounts. The increase in income from fiduciary activities is primarily attributable to an increase in the number of accounts and secondarily to an increase in the fee structure.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.2 million for the first quarter of 2001, an increase of $19 thousand, or 1.7%, from the 2000 first quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $272 thousand, an increase of $13 thousand, or 5.0%, from the first quarter of 2000. The 2001 period total included $122 thousand of net gains on the sale of other real estate owned. The 2000 period amount included income from servicing credit card portfolios, which was significantly reduced with the sale of the credit card portfolio and the discontinuation of most of the portfolio servicing business at the end of the third quarter of 2000. On a comparative basis, income in the 2001 quarter was approximately $19 thousand less than the 2000 quarter.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2001	Mar 2000	Change	% Change
Salaries and Employee Benefits	$4,005	$3,841	$ 164	4.3%
Occupancy Expense of Premises, Net	549	489	60	12.3
Furniture and Equipment Expense	622	641	(19)	(3.0)
Other Operating Expense	1,924	1,847	77	4.2
Total Other Expense	$7,100	$6,818	$ 282	4.1

Efficiency Ratio	53.60%	54.32%	( .72)	(1.3)

Other expense for the first quarter of 2001 was $7.1 million, an increase of $282 thousand, or 4.1%, over the expense for the first quarter of 2000. For the quarter ended March 31, 2001, the Company's efficiency ratio was 53.60%. The efficiency ratio is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without an adjustment for goodwill amortization, the Company's ratio was 55.44%, which compares favorably to the Company's December 31, 2000 peer group ratio of 60.38%.

Salaries and employee benefits expense increased $164 thousand, or 4.3%, from the first quarter of 2000 to the first quarter of 2001. This increase was primarily attributable to normal salary increases. On an annualized basis, total personnel expense to average assets was 1.48% for the first quarter of 2001. At December 31, 2000, the ratio for the Company's peer group was 1.53%, 5 basis points higher than the Company's ratio.

Occupancy expense was $549 thousand for the first quarter of 2001, a $60 thousand increase, or 12.3%, over the first quarter of 2000. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $622 thousand for the first quarter of 2001, a $19 thousand decrease, or 3.0%, below the first quarter of 2000. The decrease was primarily attributable to decreased maintenance expenses in the 2001 period.

Other operating expense was $1.9 million for the first quarter of 2001, an increase of $77 thousand, or 4.2%, from the first quarter of 2000. Areas of significant cost increases include the cost of third party computer processing for the trust department, stationery/supplies, professional and legal fees. Areas of cost savings include correspondent bank service charges and telephone.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Mar 2001	Mar 2000	Change	% Change
Provision for Income Taxes	$1,525	$1,367	$158	11.6%
Effective Tax Rate	30.31%	30.06%	0.25%	0.8

The provision for federal and state income taxes amounted to $1.5 million and $1.4 million for the first quarter of 2001 and 2000, respectively. The Company experienced only a slight increase in the effective tax rate from the first quarter of 2000 to the first quarter of 2001.

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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. For example, as discussed in "Deposit Trends" and "Loan Trends," above, rates paid on interest-bearing deposits tend to respond more rapidly to changes in prevailing interest rate than yields on the loan portfolio, which results in margin pressure in periods of rising interest rates and some relaxation of margin pressure in periods of falling rates.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. If at any point the analysis reveals that the sensitivity tolerances are exceeded, changes in types and amounts of assets and liabilities on the balance sheet are planned and implemented. At March 31, 2001, there were no material changes from year-end 2000. The Company's sensitivity analysis procedures and models have been tested by both the upward movement in prevailing rates during the first half of 2000 and the decline in interest rates over very recent months.

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

The Company's subsidiary banks are parties to various legal claims which arise in the normal course of their business, for example, lawsuits filed by the banks for collection of past due loans and occasionally lender liability counterclaims by the defendants against the banks. The various pending legal claims against the subsidiary banks will not, in the current opinion of management, likely result in any material liability to the subsidiary banks or the Company.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held May 2, 2001, shareholders elected the following directors to the classes listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Jan-Eric O. Bergstedt, Class C	2004	6,253,373	46,883	---
Thomas L. Hoy, Class C	2004	6,134,736	165,520	---

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

No Current Reports were filed on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 14, 2001 s/Thomas L. Hoy

Thomas L. Hoy, President and

Chief Executive Officer

Date: May 14, 2001 s/John J. Murphy

John J. Murphy, Executive Vice

President, Treasurer and CFO

(Principal Financial Officer and

Principal Accounting Officer)