Form 10-Q
period 2001-06-30
ARROW FINANCIAL CORP
filed 2001-08-09
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2001
Common Stock, par value $1.00 per share	7,397,086

ARROW FINANCIAL CORPORATION

FORM 10-Q

JUNE 30, 2001

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Consolidated Statements of Income for the
Three Month and Six Month Periods ended June 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the
Six Month Periods Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2001 and 2000

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	6/30/2001	12/31/2000
ASSETS
Cash and Due from Banks	$ 31,242	$ 26,612
Federal Funds Sold	3,800	---
Cash and Cash Equivalents	35,042	26,612

Securities Available-for-Sale	217,907	229,026
Securities Held-to-Maturity (Approximate Fair Value of
$69,591 in 2001 and $61,922 in 2000)	67,895	60,580

Loans	746,483	735,769
Allowance for Loan Losses	(8,805)	(8,727)
Net Loans	737,678	727,042

Premises and Equipment, Net	12,747	12,395
Other Real Estate and Repossessed Assets, Net	420	575
Other Assets	23,649	25,124
Total Assets	$1,095,338	$1,081,354

LIABILITIES
Deposits:
Demand	$ 121,928	$ 114,398
Regular Savings, N.O.W. & Money Market Deposit Accounts	390,920	380,343
Time Deposits of $100,000 or More	124,139	162,296
Other Time Deposits	195,875	201,888
Total Deposits	832,862	858,925
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	27,826	33,123
Other Short-Term Borrowings	5,336	4,574
Federal Home Loan Bank Advances	125,000	85,200
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	12,843	13,751
Total Liabilities	1,008,867	1,000,573

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,495,596 Shares Issued in 2001 and 2000)	9,496	9,496
Surplus	85,673	85,531
Undivided Profits	26,061	21,920
Unallocated ESOP Shares (107,314 Shares in 2001 and 113,079 Shares in 2000)	(2,222)	(2,358)
Accumulated Other Comprehensive Income (Loss)	861	(178)
Treasury Stock, at Cost (2,102,985 Shares in 2001 and 2,133,994 Shares in 2000)	(33,398)	(33,630)
Total Shareholders' Equity	86,471	80,781
Total Liabilities and Shareholders' Equity	$1,095,338	$1,081,354

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,135	$13,969	$30,251	$27,326
Interest on Federal Funds Sold	330	149	475	212
Interest and Dividends on Securities Available-for-Sale	3,510	3,928	7,224	7,695
Interest on Securities Held-to-Maturity	764	699	1,500	1,348
Total Interest and Dividend Income	19,739	18,745	39,450	36,581

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,761	2,289	4,015	4,183
Other Deposits	5,076	5,329	10,557	10,220
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	266	398	664	767
Other Short-Term Borrowings	32	65	76	116
Federal Home Loan Bank Advances	1,644	1,053	3,045	2,103
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119	238	238
Total Interest Expense	8,898	9,253	18,595	17,627
NET INTEREST INCOME	10,841	9,492	20,855	18,954
Provision for Loan Losses	485	377	866	782
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,356	9,115	19,989	18,172

OTHER INCOME
Income from Fiduciary Activities	999	911	2,048	1,816
Fees for Other Services to Customers	1,342	1,334	2,511	2,483
Net Gains (Losses) on Securities Transactions	137	---	145	(4)
Other Operating Income	200	247	471	493
Total Other Income	2,678	2,492	5,175	4,788

OTHER EXPENSE
Salaries and Employee Benefits	4,244	3,874	8,248	7,715
Occupancy Expense of Premises, Net	574	492	1,123	981
Furniture and Equipment Expense	606	640	1,228	1,281
Other Operating Expense	2,055	1,913	3,979	3,747
Total Other Expense	7,479	6,919	14,578	13,724

INCOME BEFORE PROVISION FOR INCOME TAXES	5,555	4,688	10,586	9,236
Provision for Income Taxes	1,723	1,377	3,248	2,744
NET INCOME	$ 3,832	$ 3,311	$ 7,338	$ 6,492

Average Shares Outstanding:
Basic	7,273	7,262	7,264	7,301
Diluted	7,384	7,319	7,358	7,370

Per Common Share:
Basic Earnings	$ .53	$ .46	$1.01	$ .89
Diluted Earnings	.52	.45	1.00	.88

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
					Other Com-	Unallo-
					prehensive	cated
	Shares	Common		Undivided	(Loss)	ESOP	Treasury
	Issued	Stock	Surplus	Profits	Income	Shares	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(4,270)	$(2,173)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,492	---	---	---	6,492
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	61	---	---	61
Net Unrealized Securities Holding
Losses Arising During the Period,
Net of Tax (Pre-tax $281)	---	---	---	---	(166)	---	---	(166)
Other Comprehensive Loss								(105)
Comprehensive Income								6,387

Cash Dividends Declared,
$.39 per Share	---	---	---	(2,841)	---	---	---	(2,841)
Purchase of Treasury Stock
(171,000 Shares)	---	---	---	---	---	---	(3,097)	(3,097)
Stock Options Exercised (8,213 Shares)	---	---	(7)	---	---	---	71	64
Acquisition of Common Stock
by ESOP (15,000 Shares)	---	---	---	---	---	(302)	---	(302)
Allocation of ESOP Stock
(5,065 Shares)	---	---	(15)	---	---	115	---	100
Balance at June 30, 2000	9,495,596	$9,496	$85,458	$17,703	$(4,375)	$(2,360)	$(33,324)	$72,598

Balance at December 31, 2000	9,495,596	$9,496	$85,531	$ 21,920	$ (178)	$(2,358)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	7,338	---	---	---	7,338
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,859)	---	---	---	---	1,124	---	---	1,124
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $145)	---	---	---	---	(85)	---	---	(85)
Other Comprehensive Income								1,039
Comprehensive Income								8,377

Cash Dividends Declared, $.44 per Share	---	---	---	(3,197)	---	---	---	(3,197)
Stock Options Exercised (26,001 Shares)	---	---	(23)	---	---	---	326	303
Shares Issued Under the Directors' Stock Plan (746 Shares)	---	---	11	---	---	---	7	18
Shares Issued Under the Employees' Stock Purchase Plan (14,370 Shares)	---	---	125	---	---	---	136	261
Purchase of Treasury Stock (10,108 Shares)	---	---	---	---	---	---	(237)	(237)
Tax Benefit for Disposition of Stock Options	---	---	17	---	---	---	---	17
Acquisition of Common Stock By ESOP (6,100 Shares)	---	---	---	---	---	(105)	---	(105)
Allocation of ESOP Stock (11,865 Shares)	---	---	12	---	---	241	---	253
Balance at June 30, 2001	9,495,596	$9,496	$85,673	$26,061	$ 861	$(2,222)	$(33,398)	$86,471

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)
	Six Months
	Ended June 30,
	2001	2000
Operating Activities:
Net Income	$ 7,338	$ 6,492
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	866	782
Depreciation and Amortization	1,145	1,197
Compensation Expense for Allocated ESOP Shares	253	100
Net (Gains) Losses on the Sale of Securities Available-for-Sale	(145)	4
Proceeds from the Sale of Loans Held-for-Sale	1,903	1,818
Net Gains on the Sale of Loans, Premsises and Equipment,
Other Real Estate Owned and Repossessed Assets	(134)	(34)
Tax Benefit for Disposition of Stock Options	17	---
Decrease (Increase) in Deferred Tax Assets	(57)	277
Decrease (Increase) in Interest Receivable	367	(713)
Increase (Decrease) in Interest Payable	19	107
Decrease (Increase) in Other Assets	(92)	1,245
Increase (Decrease) in Other Liabilities	(928)	(648)
Net Cash Provided By Operating Activities	10,552	10,627

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	7,119	7,004
Proceeds from the Maturities and Calls of Securities Available-for-Sale	49,615	15,272
Purchases of Securities Available-for-Sale	(19,551)	(29,878)
Proceeds from the Maturities of Securities Held-to-Maturity	1,936	241
Purchases of Securities Held-to-Maturity	(9,270)	(7,397)
Net Increase in Loans	(37,587)	(45,545)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	313	436
Purchase of Premises and Equipment	(942)	(1,171)
Net Cash Used In Investing Activities	(8,367)	(61,038)

Financing Activities:
Net (Decrease) Increase in Deposits	(26,063)	43,176
Net (Decrease) Increase in Short-Term Borrowings	(4,535)	25,758
Federal Home Loan Bank Advances	55,000	30,000
Federal Home Loan Bank Repayments	(15,200)	(45,000)
Purchase of Treasury Stock	(237)	(3,097)
Treasury Stock Issued for Stock-Based Plans	582	64
Acquisition of Common Stock by ESOP	(105)	(302)
Cash Dividends Paid	(3,197)	(2,841)
Net Cash Provided By Financing Activities	6,245	47,758
Net Increase (Decrease) in Cash and Cash Equivalents	8,430	(2,653)
Cash and Cash Equivalents at Beginning of Period	26,612	28,073
Cash and Cash Equivalents at End of Period	$35,042	$25,420

Supplemental Cash Flow Information:
Interest Paid	$18,576	$17,520
Income Taxes Paid	3,586	2,347
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	---	287
Loans Securitized and Transferred to Securities Available-for-Sale	24,193	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

JUNE 30, 2001

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000; the results of operations for the three month and six month periods ended June 30, 2001 and 2000; the changes in shareholders' equity for the six month periods ended June 30, 2001 and 2000; and the cash flows for the six month periods ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2001 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2000, included in the Company's 2000 Form 10-K.

2. Accumulated Other Comprehensive Income (Loss) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of June 30, 2001 and December 31, 2000:

	2001	2000
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ (58)	$ (58)
Net Unrealized Holding Gains (Losses) on Securities Available-for-Sale	919	(120)
Total Accumulated Other Comprehensive Income (Loss)	$ 861	$ (178)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 2001 and 2000.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2001:
Basic EPS	$3,832	7,273	$.53
Dilutive Effect of Stock Options	---	111
Diluted EPS	$3,832	7,384	$.52

For the Three Months Ended June 30, 2000:
Basic EPS	$3,311	7,262	$.46
Dilutive Effect of Stock Options	---	57
Diluted EPS	$3,311	7,319	$.45

For the Six Months Ended June 30, 2001:
Basic EPS	$7,338	7,264	$1.01
Dilutive Effect of Stock Options	---	94
Diluted EPS	$7,338	7,358	$1.00

For the Six Months Ended June 30, 2000:
Basic EPS	$6,492	7,301	$.89
Dilutive Effect of Stock Options	---	69
Diluted EPS	$6,492	7,370	$.88

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

July 13, 2001

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2001

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

Examples of forward-looking statements in this Report are (i) the statements in the third paragraph under the caption: "Key Interest Rate Changes 1999-2001" regarding the anticipated impact on the Company's cost of deposits of continued Federal Reserve interest rate cuts, (ii) the statements in the third full paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding net interest margins in upcoming periods, and (iii) the statements in the first full paragraph under the caption "RESULTS OF OPERATIONS: Three Months Ended June 30, 2001 Compared with Three Months Ended June 30, 2000: Net Interest Margin" regarding management's expectations for net interest margins in upcoming periods. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2000.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 172 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

Impact of Recently Issued Accounting Standards: In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $9.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $944 thousand and $472 thousand for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Net Income	$3,832	$3,506	$3,567	$3,622	$3,311
Net Securities Gains (Losses), Net of Tax	82	5	6	(355)	---
Net Gain on Sale of Credit Card Portfolio, Net of Tax	---	---	---	488	---
Net Income, Based on Core Earnings	3,750	3,429	3,554	3,537	3,315

Diluted Earnings Per Share	.52	.48	.49	.49	.45
Diluted Earnings Per Share, Based on Core Net Income [1]	.51	.47	.49	.48	.45
Diluted Earnings Per Share, Cash Basis [2]	.53	.49	.50	.50	.47
Dividends Declared	.23	.21	.21	.20	.20

Average Assets	$1,115,829	$1,098,752	$1,078,142	$1,066,529	$1,050,342
Average Equity	84,708	82,701	78,169	74,356	70,685
Return on Average Assets	1.38%	1.29%	1.32%	1.35%	1.27%
Return on Average Equity	18.14	17.19	18.15	19.38	18.84
Return on Average Assets, Based on Core Net Income [1]	1.35	1.27	1.31	1.32	1.27
Return on Average Equity, Based on Core Net Income [1]	17.76	16.82	18.09	18.92	18.86

Average Earning Assets	$1,059,474	$1,043,074	$1,020,504	$1,007,007	$991,235
Average Paying Liabilities	897,978	887,738	867,701	857,484	853,455
Interest Income, Tax-Equivalent	20,170	20,135	20,094	19,790	19,143
Interest Expense	8,898	9,696	10,029	9,712	9,253
Net Interest Income, Tax-Equivalent	11,272	10,439	10,065	10,078	9,890
Net Interest Margin [3]	4.27%	4.06%	3.92%	3.98%	4.01%
Efficiency Ratio [4]	52.44%	53.60%	52.81%	52.42%	53.91%

Tier 1 Leverage Ratio	7.26%	7.12%	7.01%	6.93%	6.74%
Book Value per Share	$11.87	$11.61	$11.14	$10.60	$10.00
Tangible Book Value per Share	10.43	10.13	9.63	9.10	8.46

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

The Company reported earnings of $3.8 million for the second quarter of 2001, an increase of $521 thousand, or 15.7%, as compared to $3.3 million for the second quarter of 2000. Diluted earnings per share were $.52 and $.45 for the two respective periods for a period to period increase of $.07, or 15.6%. On a year-to-date basis, net income was $7.3 million for the first six months of 2001, an increase of $846 thousand, or 13.0%, as compared to earnings of $6.5 million for the 2000 period. Diluted earnings per share for the six month periods were $1.00 and $.88, respectively, a period-to-period increase of $.12, or 13.6%.

The returns on average assets were 1.38% and 1.27% for the second quarter of 2001 and 2000, respectively. The returns on average equity were 18.14% and 18.84% for the second quarter of 2001 and 2000, respectively. On a year-to-date basis, the returns on average assets were 1.35% and 1.27% for the first six months of 2001 and 2000, respectively. The returns on average equity were 17.80% and 18.44% for the first six months of 2001 and 2000, respectively. The slight diminution in the return on average equity between the 2000 and the 2001 periods reflects the fact that shareholders' equity increased even faster than net income between the periods, although net income increased at a faster rate than average total assets.

Total assets were $1,095.3 million at June 30, 2001 which represented an increase of $14.0 million, or 1.3%, from December 31, 2000, and an increase of $40.5 million, or 3.8%, above the level at June 30, 2000. Nearly all of the increase in total assets from June 30, 2000 was attributable to an increase in the loan portfolio.

During the first six months of 2001, shareholders' equity increased $5.7 million to $86.5 million. The increase was primarily attributable to retained earnings of $4.1 million augmented by a $1.0 million increase in unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. Likewise, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to increase and exceed regulatory minimum requirements at period-end. Both Company banks qualified as "well-capitalized" under federal bank guidelines. Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Jun 2001	Dec 2000	Jun 2000	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ 3,800	$ ---	$ ---	$ 3,800	$ 3,800	---	---
Securities Available for Sale	217,907	229,026	235,606	(11,119)	(17,699)	(4.9)	(7.5)
Securities Held to Maturity	67,895	60,580	62,609	7,315	5,286	12.1	8.4
Loans, Net of Unearned Income (1)	746,483	735,769	699,061	10,714	47,422	1.5	6.8
Allowance for Loan Losses	8,805	8,727	8,356	78	449	0.9	5.4
Earning Assets (1)	1,036,085	1,025,375	997,276	10,710	38,809	1.0	3.9
Total Assets	1,095,338	1,081,354	1,054,810	13,984	40,528	1.3	3.8

Demand Deposits	121,928	114,398	117,364	7,530	4,564	6.6	3.9
N.O.W., Regular Savings &
Money Market Savings Accounts	390,920	380,343	379,354	10,577	11,566	2.8	3.0
Time Deposits of $100,000 or More	124,139	162,296	137,217	(38,157)	(13,078)	(23.5)	(9.5)
Other Time Deposits	195,875	201,888	204,438	(6,013)	(8,563)	(3.0)	(4.2)
Total Deposits	832,862	858,925	838,373	(26,063)	(5,511)	(3.0)	(0.7)
Short-Term Borrowings	33,162	37,697	56,779	(4,535)	(23,617)	(12.0)	(41.6)
Federal Home Loan Bank Advances	125,000	85,200	70,000	39,800	55,000	46.7	78.6
Shareholders' Equity	86,471	80,781	72,598	5,690	13,873	7.0	19.1

(1) Includes Nonaccrual Loans

Total assets at June 30, 2001 amounted to $1,095.3 million, an increase of $14.0 million, or 1.3%, from year-end 2000 and an increase of $40.5 million, or 3.8%, from June 30, 2000.

Total loans at June 30, 2001 amounted to $746.5 million, an increase of $10.7 million, or 1.5%, from December 31, 2000, and an increase of $47.4 million, or 6.8%, from June 30, 2000. During the first six months of 2001, the Company securitized $24.2 million of residential real estate loans. This involved the sale of the mortgage loans and the concurrent purchase of Federal Home Loan Mortgage Corporation guaranteed mortgage-backed securities with the sold loans representing the underlying collateral. Even with this securitization, essentially all asset growth between June 30, 2000 and June 30, 2001, took the form of expansion in the loan portfolio. The increase primarily occurred in the indirect consumer, commercial and commercial real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper. Loan growth was internally generated; no loans were purchased from outside originators nor did the Company acquire other banking operations between June 30, 2000 and June 30, 2001.

Total deposits of $832.9 million at June 30, 2001 decreased $26.1 million, or 3.0%, from December 31, 2000 and decreased $5.5 million, or 0.7%, from June 30, 2000. Most of the decline in deposit balances from June 30, 2000 was attributable to a decrease in large municipal time deposits. Most of the time deposits of $100,000 or more from municipalities are obtained by competitive bid. During the recent period of falling rates, the Company was able to obtain more attractive pricing for its funds from the Federal Home Loan Bank ("FHLB"). FHLB advances increased by $39.8 million, or 46.7%, from December 31, 2000. During the first six months of 2001 (as is typical in declining rate environments), the Company experienced some maturing time deposits that were redirected to demand or other non-maturity deposits or to non-deposit investments outside the banking system. The Company anticipates that there may be some continuing migration in upcoming periods of deposits from time deposits to non-maturity deposits or out of the bank entirely, although other sources of funding are available.

During the first six months of 2001, shareholders' equity increased $5.7 million to $86.5 million. The increase was primarily attributable to retained earnings of $4.1 million augmented by a $1.0 million increase in unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. The Company paid a $.23 cash dividend during the second quarter of 2001 and $.21 for the first quarter of 2001. The Company recently announced a third quarter cash dividend of $.23 payable on September 15, 2001.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Demand Deposits	$118,448	$113,390	$117,289	$120,994	$111,530
Interest-Bearing Demand Deposits	196,878	195,256	195,497	182,638	189,536
Regular and Money Market Savings	196,381	190,581	190,562	200,232	189,062
Time Deposits of $100,000 or More	145,807	156,966	158,008	146,569	157,319
Other Time Deposits	197,486	199,931	204,467	205,955	201,645
Total Deposits	$854,999	$856,124	$865,824	$856,388	$849,092

Percentage of Average Quarterly Deposits
	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Demand Deposits	13.9%	13.2%	13.6%	14.1%	13.1%
Interest-Bearing Demand Deposits	23.0	22.8	22.6	21.3	22.3
Regular and Money Market Savings	23.0	22.3	22.0	23.4	22.3
Time Deposits of $100,000 or More	17.0	18.3	18.2	17.2	18.5
Other Time Deposits	23.1	23.4	23.6	24.0	23.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. In 2001, however, the Company also experienced a slight erosion in total average deposits during the second quarter, although demand and other non-maturity deposits increased slightly. The reasons for continuing decreases in total deposits, and specifically in small and large balance time deposits during the second quarter were discussed in the previous section. The deposit growth in non-maturity deposit balances during the period was achieved through the Company's existing base of branches. The Company has announced plans to open a new branch in the Saratoga Springs, New York market area.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.34	2.66	3.00	2.80	2.92
Regular and Money Market Savings	2.66	2.93	2.95	2.93	2.79
Time Deposits of $100,000 or More	4.90	5.82	6.33	6.27	5.85
Other Time Deposits	5.45	5.73	5.67	5.47	5.29
Total Deposits	3.24	3.66	3.82	3.67	3.61

Key Interest Rate Changes 1999 - 2001
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
June 27, 2001	3.25%	3.75%	6.75%
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Federal Reserve Board attempts to influence the prevailing federal funds rate and prime interest rate by changing the Federal Reserve Bank discount rate and/or through open market operations. In the last half of 1999 and the first half of 2000, the Federal Reserve Board took actions resulting in six successive increases in the prevailing federal funds and prime interest rates for a cumulative increase of 150 basis points. The Company experienced a resulting increase in the total cost of deposits during the fourth quarter of 1999 and throughout 2000, after a three to six month lag period in deposit repricing.

In the first six months of 2001, the Federal Reserve Board more than reversed the 150 basis point increase with five successive 50 basis point decreases, beginning in early January 2001, and another 25 basis point decrease in June. As a result, the Company began to experience a decrease in the cost of deposits in the first two quarters of 2001, and expects that this trend will continue, as maturing time deposits reprice at lower rates. Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. See "Loan Trends," below.

As of the filing date for this Report, there is a general perception that the Federal Reserve Board may act to cause further decreases in prevailing interest rates at the August 2001 meeting, in response to continuing sluggishness in the economy. Any such decreases may have a limited impact on the Company's cost of deposits, both because further decrease in rates may accelerate disintermediation and because interest rates on several of the Company's deposit products, such as savings and NOW, are already priced at such low levels that further decreases in rates may not be practical or sustainable.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances." These convertible advances have maturities of 5 - 10 years and are callable by the FHLB at certain dates. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities-backed debentures, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Commercial and Commercial Real Estate	$145,922	$138,097	$133,077	$131,845	$131,963
Residential Real Estate	203,936	208,322	209,623	206,122	203,712
Home Equity	29,469	29,444	29,178	29,052	29,623
Indirect Consumer Loans	326,138	321,652	311,953	294,217	278,410
Direct Consumer Loans	42,313	43,580	43,505	41,621	39,958
Credit Card Loans	---	---	---	5,604	6,295
Total Loans	$747,779	$741,095	$727,337	$708,461	$689,961

Percentage of Quarterly Average Loans
	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Commercial and Commercial Real Estate	19.5%	18.6%	18.3%	18.6%	19.1%
Residential Real Estate	27.3	28.1	28.8	29.1	29.5
Home Equity	3.9	4.0	4.0	4.1	4.3
Indirect Consumer Loans	43.6	43.4	42.9	41.5	40.4
Direct Consumer Loans	5.7	5.9	6.0	5.9	5.8
Credit Card Loans	---	---	---	0.8	0.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased over the five most recent quarters. The Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. Indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. As a percentage of the overall loan portfolio, indirect consumer loans increased from 40.4% in the second quarter of 2000 to 43.6% in the second quarter of 2001. The Company also experienced moderate demand for commercial and residential real estate loans, which grew in the total dollar amount outstanding but not significantly as a percentage of the total loan portfolio. During the first two quarters of 2001, the Company securitized approximately $24.2 million of its residential real estate loans and transferred those balances to the investment portfolio. Consequently, residential real estate loans actually contracted as a percentage of the total loan portfolio, from 29.5% to 27.3%, over the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Commercial and Commercial Real Estate	8.69%	9.11%	9.34%	9.24%	9.18%
Residential Real Estate	7.73	7.79	7.65	7.61	7.62
Home Equity	8.44	9.02	9.11	9.17	9.02
Indirect Consumer Loans	8.24	8.15	8.09	7.96	7.80
Direct Consumer Loans	9.33	9.13	9.10	9.05	9.01
Credit Card Loans	---	---	---	17.44	14.55
Total Loans	8.26	8.32	8.29	8.29	8.19

As discussed in the preceding section of this Report, "Deposits Trends," prevailing interest rates, after increasing steadily throughout 2000, have now begun to decrease in response to the Federal Reserve Board's sizable rate-cutting actions during the first two quarters of 2001. Moreover, the general expectation is that the Federal Reserve Board may reduce rates further in forthcoming periods. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes, although as discussed further below, the decrease in average yields has lagged behind the decrease in average rates paid on deposits. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, which reprice at current rates as new loans are generated.

However, there is a time lag between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's loan portfolio. This lag period can be one or even two quarters in duration and may exceed the lag period for the Company's deposit portfolio. In the current rate downturn, for example, although average rates paid on deposits began to declined in the first quarter of 2001, the Company did not experience a decrease in the yield on its loan portfolio until the second quarter of 2001. It is expected that the yields on the loan portfolio will decrease over the next several quarters, continuing past the downward repricing of time deposits. See the discussion of net interest margin in the "Results of Operations - Net Interest Income" section of the three-month period comparison, below.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are annualized for the purpose of calculating the ratio to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000
Loan Balances:
Period-End Loans	$746,483	$743,807	$735,769	$715,626	$699,061
Average Loans, Year-to-Date	744,456	741,095	698,059	688,228	678,001
Average Loans, Quarter-to-Date	747,799	741,095	727,337	708,461	689,961
Period-End Assets	1,095,338	1,130,942	1,081,354	1,067,077	1,054,810

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 8,727	$ 8,727	$ 7,784	$ 7,784	$ 7,784
Provision for Loan Losses, Y-T-D	866	381	1,471	1,140	782
Net Charge-offs, Y-T-D	(788)	(152)	(528)	(448)	(210)
Allowance for Loan Losses, End of Period	$ 8,805	$ 8,956	$ 8,727	$ 8,476	$ 8,356

Allowance for Loan Losses Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 8,956	$ 8,727	$ 8,476	$ 8,356	$ 8,040
Provision for Loan Losses, Q-T-D	485	381	331	358	377
Net Charge-offs, Q-T-D	(636)	(152)	(80)	(238)	(61)
Allowance for Loan Losses, End of Period	$ 8,805	$ 8,956	$ 8,727	$ 8,476	$ 8,356

Nonperforming Assets:
Nonaccrual Loans	$1,725	$2,000	$1,757	$1,667	$1,835
Loans Past due 90 Days or More
and Still Accruing Interest	212	1	298	642	211
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,937	2,001	2,055	2,309	2,046
Repossessed Assets	179	169	150	154	131
Other Real Estate Owned	241	274	425	515	483
Total Nonperforming Assets	$2,357	$2,444	$2,630	$2,978	$2,660

Performance Ratios:
Allowance to Nonperforming Loans	454.57%	447.58%	424.67%	367.09%	408.41%
Allowance to Period-End Loans	1.18	1.20	1.19	1.18	1.20
Provision to Average Loans (QTD)	0.26	0.21	0.18	0.20	0.22
Provision to Average Loans (YTD)	0.23	0.21	0.21	0.22	0.23
Net Charge-offs to Average Loans (QTD)	0.34	0.08	0.04	0.13	0.04
Net Charge-offs to Average Loans (YTD)	0.21	0.08	0.08	0.09	0.06
Nonperforming Loans to Total Loans	0.26	0.27	0.28	0.32	0.29
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.32	0.33	0.36	0.42	0.38
Nonperforming Assets to Total Assets	0.22	0.22	0.24	0.28	0.25

The quality of the Company's loan portfolio remains strong and has not been negatively affected by the loan growth experienced in recent periods. Nonperforming assets at June 30, 2001 amounted to $2.4 million, a slight decrease from December 31, 2000. At period-end, nonperforming assets represented .32% of loans, other real estate owned and repossessed assets, a decrease from .36% at year-end 2000 and from .38% at June 30, 2000. At March 31, 2001, this ratio for the Company's peer group was .64%.

On an annualized basis, the ratio of the year-to-date 2001 net charge-offs to average loans was .21%, compared to a provision for loan losses to average loans of .23%. The provision for loan losses was $866 thousand for the first half of 2001, compared to a provision of $782 thousand for the first half of 2000. During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan. Management believes that the factors leading to this charge-off are unique and isolated and are not indicative of any emerging pattern of increased charge-offs over historical trends.

The allowance for loan losses at June 30, 2001 amounted to $8.8 million. The ratio of the allowance to outstanding loans at June 30, 2001, was 1.18%, slightly lower than the ratio at December 31, 2000, while the ratio of the allowance to nonperforming loans actually increased from December 31, 2000 to June 30, 2001.

CAPITAL RESOURCES

During the first six months of 2001, shareholders' equity increased $5.7 million to $86.5 million. The increase was primarily attributable to retained earnings of $4.1 million augmented by a $1.0 million increase in unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. The Company issues treasury shares for its stock-based compensation plans, which include stock options, an employee stock purchase plan and a director stock purchase plan. Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP shares decreased by $136 thousand, net, from December 31, 2000 to June 30, 2001.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The recently enacted Financial Modernization Act also ties the ability of banking organizations to engage in certain types of bank-related activities to such organizations' qualifing as "well-capitalized" under these standards (as the Company and it subsidiary banks do). As of June 30, 2001, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.26%	10.79%	11.98%
Glens Falls National Bank & Trust Co.	7.36	11.39	12.55
Saratoga National Bank & Trust Co.	7.89	9.14	13.08

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at June 30, 2001 were above minimum capital standards for financial institutions.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, rounded to the nearest 1/8 of a dollar.

Quarterly Per Share Stock Prices and Dividends

				Cash
		Sales Price		Dividends
		High	Low	Declared
2000	1st Quarter	$19.750	$17.625	$.19
	2nd Quarter	18.250	14.250	.20
	3rd Quarter	17.375	14.500	.20
	4th Quarter	20.000	16.125	.21

2001	1st Quarter	23.563	18.000	.21
	2nd Quarter	25.500	19.375	.23
	3rd Quarter (payable September 14, 2001)			.23

	2001	2000
Second Quarter Core Diluted Earnings Per Share	$.51	$.45
Dividend Payout Ratio: (Third quarter dividends as
a percent of second quarter core diluted earnings per share)	45.10%	44.44%
Book Value Per Share	$11.87	$10.00
Tangible Book Value Per Share	10.43	8.46

On July 25, 2001, the Company announced the 2001 third quarter dividend of $.23 payable on September 14, 2001.

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

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with off-balance sheet sources, such as credit lines with the Federal Home Loan Bank, which the Company has utilized more extensively in recent periods. See the discussion under "Nondeposit Sources of Funds," above. The Company also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives. The Company has not used brokered certificates of deposit in recent periods.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended June 30, 2001 Compared With

Three Months Ended June 30, 2000

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	June 2001	June 2000	Change	% Change
Net Income	$3,832	$3,311	$521	15.7%
Diluted Earnings Per Share	.52	.45	.07	15.6
Return on Average Assets	1.38%	1.27%	.11%	8.7
Return on Average Equity	18.14%	18.84%	(0.70)%	(3.7)

The Company reported earnings of $3.8 million for the second quarter of 2001, an increase of $521 thousand, or 15.7%, over the second quarter of 2000. Diluted earnings per share of $.52 for the second quarter of 2001 represented an increase of $.07, or 15.6%, over the second quarter of 2000.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	June 2001	June 2000	Change	% Change
Interest and Dividend Income	$20,170	$19,143	$ 1,027	5.4%
Interest Expense	8,898	9,253	(355)	(3.8)
Net Interest Income	$11,272	$ 9,890	$ 1,382	14.0

Taxable Equivalent Adjustment	431	398	33	8.3

Average Earning Assets (1)	$1,059,474	$991,235	$68,239	6.9
Average Paying Liabilities	897,978	853,455	44,523	5.2

Yield on Earning Assets (1)	7.64%	7.77%	(0.13)%	(1.7)
Cost of Paying Liabilities	3.97	4.36	(0.39)	(8.9)
Net Interest Spread	3.67	3.41	0.26	7.6
Net Interest Margin	4.27	4.01	0.26	6.5

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 26 basis points from the second quarter of 2000 to the second quarter of 2001. This expansion of the margin represented a change from prior year periods, when margin experienced contraction. During the second and third quarters of 2000, prevailing interest rates were rising, and the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced, which put pressure on the net interest margin. Prevailing rates have now begun to decline rapidly in the first six months of 2001. As was discussed in the above sections of this Report entitled "Deposit Trends" and "Loan Trends" the Company has experienced some beneficial impact on net interest margins in the first six months of the year, as deposits have repriced more quickly than loans. Management anticipates that this beneficial impact will level off and potentially reverse in forthcoming periods as rate decreases on deposits diminish while the loan portfolio continues to reprice downwards. A counterweight to margin improvement, even in periods of declining rates generally, is the use of non-deposit borrowings to fund loan growth. Over the prior twelve months, the Company has increasingly used FHLB advances to fund loan growth. This has resulted in higher net interest income, but lower net interest margin.

The provisions for loan losses were $485 thousand and $377 thousand for the quarters ended June 30, 2001 and 2000, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	June 2001	June 2000	Change	% Change
Income From Fiduciary Activities	$ 999	$ 911	$ 88	9.7%
Fees for Other Services to Customers	1,342	1,334	8	0.6
Net Gains on Securities Transactions	137	---	137	---
Other Operating Income	200	247	(47)	(19.0)
Total Other Income	$2,678	$2,492	$186	7.5

Other income increased $186 thousand, or 7.5%, from the second quarter of 2000 to the second quarter of 2001.

Income from fiduciary activities was $999 thousand for the second quarter of 2001, an increase of $88 thousand, or 9.7%, between the two comparative quarters. The increase in income from fiduciary activities was primarily attributable to an increase in the number of accounts and secondarily to certain increases in the fee structure. Assets under trust administration and investment management (at market value) were $707.1 million at June 30, 2001, a decrease of $15.1 million, or 2.1% from June 30, 2000. The decrease reflected a general decline in the market value of equity securities from June 30, 2000 to June 30, 2001.

Funds under investment management in the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds reached a market value of $75 million at June 30, 2001. The funds, which were introduced in March 2001, receive investment advisory services from our subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects to offer the funds on a retail basis at some point in the future.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.3 million for the second quarter of 2001, a slight increase of $8 thousand, or 0.6%, from the 2000 second quarter.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $200 thousand, a decrease of $47 thousand, or 19.0%, from the second quarter of 2000. The 2000 period amount included income from servicing consumer credit card portfolios, which was significantly reduced with the sale of the credit card portfolio and the discontinuation of most of the portfolio servicing business at the end of the third quarter of 2000. This discontinuation was responsible for a $76 thousand decrease in other operating income between the second quarter 2000 and the second quarter 2001. This decrease was partially offset by the fact that beginning in the second quarter of 2001, the Company began receiving income for providing data processing services to a small upstate New York financial institution.

In the second quarter of 2001, the Company recognized a net gain of $137 thousand on the sale of $7.0 million of securities from the available-for-sale portfolio. There were no securities sales during the second quarter of 2000.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	June 2001	June 2000	Change	% Change
Salaries and Employee Benefits	$4,244	$3,874	$ 370	9.6%
Occupancy Expense of Premises, Net	574	492	82	16.7
Furniture and Equipment Expense	606	640	(34)	(5.3)
Other Operating Expense	2,055	1,913	142	7.4
Total Other Expense	$7,479	$6,919	$ 560	8.1

Efficiency Ratio	52.44%	53.91%	(1.47)%	(2.7)

Although other (i.e. noninterest) expense increased $560 thousand, or 8.1%, from the second quarter of 2000 to the second quarter of 2001, the Company saw an improvement in its efficiency ratio. For the quarter ended June 30, 2001, the Company's efficiency ratio was 52.44%, a 2.7% decrease from 53.91% for the second quarter of 2000. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without the adjustment for goodwill amortization, the Company's ratio in the 2001 quarter was 54.15%, which compares favorably to the Company's March 31, 2001 peer group ratio of 61.44%.

Salaries and employee benefits expense increased $370 thousand, or 9.6%, from the second quarter of 2000 to the second quarter of 2001. This increase was attributable to normal salary increases and staff additions. On an annualized basis, total personnel expense to average assets was 1.53% for the second quarter of 2001. At March 31, 2001, the ratio for the Company's peer group was 1.55%, slightly higher than the Company's ratio.

Occupancy expense was $574 thousand for the second quarter of 2001, an $82 thousand increase, or 16.7%, over the second quarter of 2000. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $606 thousand for the second quarter of 2001, a $34 thousand decrease, or 5.3%, below the second quarter of 2000. The decrease was primarily attributable to decreased maintenance expenses in the 2001 period.

Other operating expense was $2.1 million for the second quarter of 2001, an increase of $142 thousand, or 7.4%, from the second quarter of 2000. The largest increases were in legal and professional fees and for an increase in the cost of third party computer servicing for the trust department.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	June 2001	June 2000	Change	% Change
Provision for Income Taxes	$1,723	$1,377	$346	25.1%
Effective Tax Rate	31.02%	29.37%	1.65%	5.6

The provisions for federal and state income taxes amounted to $1.7 million and $1.4 million for the second quarters of 2001 and 2000, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2001 Compared With

Six Months Ended June 30, 2000

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 2001	June 2000	Change	% Change
Net Income	$7,338	$6,492	$ 846	13.0%
Diluted Earnings Per Share	1.00	.88	.12	13.6
Return on Average Assets	1.35%	1.27%	.08%	6.3
Return on Average Equity	17.80%	18.44%	(.64)%	(3.5)

The Company's net income was $7.3 million for the first six months of 2001, an increase of $896 thousand, or 13.8%, as compared to earnings of $6.5 million for the first six months of 2000. Diluted earnings per share were $1.00 for the first six months of 2001, an increase of $.12, or 13.6%, as compared to $.88 for the first six months of 2000.

The period-to-period change for the first six months of 2001 as compared to the first six months of 2000 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ended
	June 2001	June 2000	Change	% Change
Interest and Dividend Income	$40,306	$37,340	$ 2,966	7.9%
Interest Expense	18,595	17,627	968	5.5
Net Interest Income	$21,711	$19,713	$ 1,998	10.1

Taxable Equivalent Adjustment	856	759	97	12.8

Average Earning Assets (1)	$1,051,319	$971,928	$ 79,391	8.2
Average Paying Liabilities	892,886	836,504	56,382	6.7

Yield on Earning Assets (1)	7.73%	7.73%	0.00%	---
Cost of Paying Liabilities	4.20	4.24	(0.04)	(0.9)
Net Interest Spread	3.53	3.49	0.04	1.1
Net Interest Margin	4.16	4.08	0.08	2.0

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $2.0 million, or 10.1%, between the first six months of 2000 and the first six months of 2001. The growth in average earning assets, which increased by 8.2% between the first six months of 2000 and first six months of 2001, exceeded the growth in average paying liabilities, which increased by 6.7% in the comparative period. This, together with the positive impact from the changing interest rate environment, discussed earlier in this report (see "Deposit Trends" and "Loan Trends"), had a positive impact on the net interest margin, and hence on net interest income.

The provisions for loan losses were $866 thousand and $782 thousand for the respective 2001 and 2000 six month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Six Months Ended
	June 2001	June 2000	Change	% Change
Income From Fiduciary Activities	$2,048	$1,816	$ 232	12.8%
Fees for Other Services to Customers	2,511	2,483	28	1.1
Net Gains (Losses) on Securities Transactions	145	(4)	149	---
Other Operating Income	471	493	(22)	(4.5)
Total Other Income	$5,175	$4,788	$ 387	8.1

Other income increased $387 thousand, or 8.1%, from the first six months of 2000 to the first six months of 2001.

Income from fiduciary activities was $2.0 million for the first six months of 2001, an increase of $232 thousand, or 12.8%, from the first six months of 2000. The increase was primarily attributable to an increase in the number of accounts and secondarily to certain increases in the fee structure. Assets under trust administration and investment management (at market value) were $707.1 million at June 30, 2001, a decrease of $15.1 million, or 2.1% from June 30, 2000. The decrease reflected a general decline in the market value of equity securities from June 30, 2000 to June 30, 2001.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $2.5 million for the first six months of 2001, an increase of $28 thousand, or 1.1%, from the first six months of 2000.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $471 thousand, a decrease of $22 thousand, or 4.5%, from the first six months of 2000. The 2000 period amount included income from servicing credit card portfolios, which was significantly reduced with the sale of the credit card portfolio and the discontinuation of most of the portfolio servicing business at the end of the third quarter of 2000. This discontinuation was responsible for a $145 thousand decrease in other operating income between the six month periods. This was offset, in part, by a $111 thousand increase on the gains from the sale of other real estate owned. Also, beginning in the first six months of 2001, the Company began receiving income providing data processing services to a small upstate New York financial institution.

In the first six months of 2001, the Company recognized a net gain of $145 thousand on the sale of $7.0 million of securities from the available-for-sale portfolio, compared with $4 thousand in securities losses in the 2000 period.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Six Months Ended
	June 2001	June 2000	Change	% Change
Salaries and Employee Benefits	$ 8,248	$ 7,715	$ 533	6.9%
Occupancy Expense of Premises, Net	1,123	981	142	14.5
Furniture and Equipment Expense	1,228	1,281	(53)	(4.1)
Other Operating Expense	3,979	3,747	232	6.2
Total Other Expense	$14,578	$13,724	$ 854	6.2

Efficiency Ratio	53.00%	54.10%	(1.10)%	(2.0)

Although other (i.e. noninterest) expense increased $854 thousand, or 6.2%, from the first six months of 2000 to the first six months of 2001, the Company saw an improvement in its efficiency ratio. For the period ended June 30, 2001, the Company's efficiency ratio was 53.00% a decrease from the 54.10% efficiency ratio for the first six months of 2000. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without the adjustment for goodwill amortization, the Company's ratio in the 2001 period was 54.91%, which compares favorably to the Company's March 31, 2001 peer group ratio of 61.44%.

Salaries and employee benefits expense increased $533 thousand, or 6.9%, from the first six months of 2000 to the first six months of 2001. This increase was attributable to normal salary increases and staff additions and was in line with the long-term trends and management expectations. On an annualized basis, total personnel expense to average assets was 1.50% for the first six months of 2001. At December 31, 2000, the ratio for the Company's peer group was 1.55%, slightly higher than the Company's ratio.

Occupancy expense was $1.1 million for the first six months of 2001, a $142 thousand increase, or 14.5%, over the first six months of 2000. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $1.2 million for the first six months of 2001, a $53 thousand decrease, or 4.1%, below the first quarter of 2001. The decrease was primarily attributable to decreased maintenance expenses in the 2001 period.

Other operating expense was $4.0 million for the first six months of 2001, an increase of $232 thousand, or 6.2%, from the first six months of 2000. The largest increases were in legal and professional fees and for an increase in the cost of third party computer servicing for the trust department.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	June 2001	June 2000	Change	% Change
Provision for Income Taxes	$3,248	$2,744	$504	18.4%
Effective Tax Rate	30.68%	29.71%	0.97%	3.3

The provisions for federal and state income taxes amounted to $3.2 million and $2.7 million for the first six months of 2001 and 2000, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, risk of disintermediation of deposits and the fact that the speed and magnitude of responses to interest rate changes varies by product. For example, as discussed in "Deposit Trends" and "Loan Trends," above, rates paid on interest-bearing deposits tend to respond more rapidly to changes in prevailing interest rates than yields on the loan portfolio, which results in margin pressure in periods of rising interest rates and some relaxation of margin pressure in periods of falling rates. This positive effect of falling rate environments is counteracted to some extent by increased disintermediation of deposits risk, also discussed in the cited sections of this Report.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. If at any point the analysis reveals that the sensitivity tolerances are exceeded, changes in types and amounts of assets and liabilities on the balance sheet are planned and implemented. At June 30, 2001, there were no material changes from year-end 2000. The Company's sensitivity analysis procedures and models have been tested by both the upward movement in prevailing rates during the 1999 - 2000 period and the decline in prevailing rates in recent periods.

The hypothetical estimates generated by the analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other subjective assumptions. While the assumptions are developed based upon current economic and local market conditions, the Company cannot give any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, deposit withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that the Company might take in responding to or anticipating changes in interest rates.

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

Item 2. Changes in Securities and Use of Proceeds - None

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

No Reports on Form 8-K were filed during the Second Quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 9, 2001	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: August 9, 2001	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)