Form 10-Q
period 2001-09-30
ARROW FINANCIAL CORP
filed 2001-11-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2001
Common Stock, par value $1.00 per share	7,614,564

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2001

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Consolidated Statements of Income for the
Three Month and Nine Month Periods ended September 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the
Nine Month Periods Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	9/30/2001	12/31/2000
ASSETS
Cash and Due from Banks	$ 24,586	$ 26,612
Federal Funds Sold	32,700	---
Cash and Cash Equivalents	57,286	26,612

Securities Available-for-Sale	235,011	229,026
Securities Held-to-Maturity (Approximate Fair Value of
$75,066 in 2001 and $61,922 in 2000)	72,184	60,580

Loans	750,377	735,769
Allowance for Loan Losses	(9,241)	(8,727)
Net Loans	741,136	727,042

Premises and Equipment, Net	12,732	12,395
Other Real Estate and Repossessed Assets, Net	520	575
Other Assets	23,345	25,124
Total Assets	$1,142,214	$1,081,354

LIABILITIES
Deposits:
Demand	$ 132,122	$ 114,398
Regular Savings, N.O.W. & Money Market Deposit Accounts	423,715	380,343
Time Deposits of $100,000 or More	124,208	162,296
Other Time Deposits	199,933	201,888
Total Deposits	879,978	858,925
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,823	33,123
Other Short-Term Borrowings	4,615	4,574
Federal Home Loan Bank Advances	115,000	85,200
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	14,104	13,751
Total Liabilities	1,051,520	1,000,573

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,970,375 Shares Issued in 2001 and 9,495,596 in 2000)	9,496	9,496
Surplus	85,812	85,531
Undivided Profits	28,505	21,920
Unallocated ESOP Shares (108,623 Shares in 2001 and 113,079 Shares in 2000)	(2,142)	(2,358)
Accumulated Other Comprehensive Income (Loss)	3,182	(178)
Treasury Stock, at Cost (2,228,095 Shares in 2001 and 2,133,994 Shares in 2000)	(34,159)	(33,630)
Total Shareholders' Equity	90,694	80,781
Total Liabilities and Shareholders' Equity	$1,142,214	$1,081,354

September 30, 2001 shares have been restated for the 5% stock dividend declared October 24, 2001.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended Sep 30,		Ended Sep 30,
	2001	2000	2001	2000
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,145	$14,667	$45,396	$41,993
Interest on Federal Funds Sold	225	29	699	241
Interest and Dividends on Securities Available-for-Sale	3,354	3,914	10,579	11,609
Interest on Securities Held-to-Maturity	823	751	2,323	2,099
Total Interest and Dividend Income	19,547	19,361	58,997	55,942

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,260	2,311	5,275	6,494
Other Deposits	4,540	5,594	15,097	15,814
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	216	510	880	1,277
Other Short-Term Borrowings	30	57	106	173
Federal Home Loan Bank Advances	1,562	1,121	4,608	3,224
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119	356	357
Total Interest Expense	7,727	9,712	26,322	27,339
NET INTEREST INCOME	11,820	9,649	32,675	28,603
Provision for Loan Losses	656	358	1,522	1,140
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,164	9,291	31,153	27,463

OTHER INCOME
Income from Fiduciary Activities	996	910	3,045	2,726
Fees for Other Services to Customers	1,422	1,469	3,933	3,952
Net Gains (Losses) on Securities Transactions	51	(601)	195	(605)
Net Gain on Sale of Credit Card Portfolio	---	825	---	825
Other Operating Income	272	302	728	795
Total Other Income	2,741	2,905	7,901	7,693

OTHER EXPENSE
Salaries and Employee Benefits	4,467	3,977	12,715	11,692
Occupancy Expense of Premises, Net	588	459	1,711	1,440
Furniture and Equipment Expense	660	605	1,888	1,886
Other Operating Expense	2,214	1,967	6,178	5,714
Total Other Expense	7,929	7,008	22,492	20,732

INCOME BEFORE PROVISION FOR INCOME TAXES	5,976	5,188	16,562	14,424
Provision for Income Taxes	1,859	1,566	5,107	4,310
NET INCOME	$ 4,117	$ 3,622	$11,455	$10,114

Average Shares Outstanding:
Basic	7,644	7,625	7,633	7,652
Diluted	7,812	7,686	7,753	7,724

Per Common Share:
Basic Earnings	$ .54	$ .47	$1.50	$ 1.32
Diluted Earnings	.53	.47	1.48	1.31

Share and per share amounts have been restated for the 5% stock dividend declared October 24, 2001.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
					Other Com-	Unallo-
					prehensive	cated
	Shares	Common		Undivided	(Loss)	ESOP	Treasury
	Issued	Stock	Surplus	Profits	Income	Shares	Stock	Total
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(4,270)	$(2,173)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	10,114	---	---	---	10,114
Decrease in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $102)	---	---	---	---	61	---	---	61
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $605)	---	---	---	---	358	---	---	358
Net Unrealized Securities Holding
Gains Arising During the Period,
Net of Tax (Pre-tax $2,718)	---	---	---	---	1,608	---	---	1,608
Other Comprehensive Income								2,027
Comprehensive Income								12,141

Cash Dividends Declared,
$.56 per Share	---	---	---	(4,293)	---	---	---	(4,293)
Purchase of Treasury Stock
(179,550 Shares)	---	---	---	---	---	---	(3,097)	(3,097)
Stock Options Exercised (9,280 Shares)	---	---	9	---	---	---	103	112
Acquisition of Common Stock
by ESOP (15,750 Shares)	---	---	---	---	---	(302)	---	(302)
Allocation of ESOP Stock
(14,114 Shares)	---	---	(59)	---	---	292	---	233
Balance at September 30, 2000	9,495,596	$9,496	$85,430	$19,873	$(2,243)	$(2,183)	$(33,292)	$77,081

Balance at December 31, 2000	9,495,596	$9,496	$85,531	$ 21,920	$ (178)	$(2,358)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,455	---	---	---	11,455
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $5,793)	---	---	---	---	3,476	---	---	3,476
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $195)	---	---	---	---	(116)	---	---	(116)
Other Comprehensive Income								3,360
Comprehensive Income								14,815

Cash Dividends Declared, $.64 per Share	---	---	---	(4,870)	---	---	---	(4,870)
Stock Options Exercised (36,756 Shares)	---	---	12	---	---	---	406	418
Shares Issued Under the Directors' Stock Plan (783 Shares)	---	---	11	---	---	---	7	18
Shares Issued Under the Employees' Stock Purchase Plan (21,004 Shares)	---	---	189	---	---	---	198	387
Purchase of Treasury Stock (45,945 Shares)	---	---	---	---	---	---	(1,140)	(1,140)
Tax Benefit for Disposition of Stock Options	---	---	33	---	---	---	---	33
Acquisition of Common Stock By ESOP (6,405 Shares)	---	---	---	---	---	(105)	---	(105)
Allocation of ESOP Stock (16,515 Shares)	---	---	36	---	---	321	---	357
Balance at September 30, 2001	9,495,596	$9,496	$85,812	$28,505	$ 3,182	$(2,142)	$(34,159)	$90,694

Share and per share amounts have been restated for the 5% stock dividend declared October 24, 2001.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended Sept. 30,
	2001	2000
Operating Activities:
Net Income	$11,455	$10,114
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,522	1,140
Depreciation and Amortization	2,026	1,841
Compensation Expense for Allocated ESOP Shares	357	233
Gains on the Sale of Securities Available-for-Sale	(206)	(1)
Losses on the Sale of Securities Available-for-Sale	11	606
Net Gain on Sale of Credit Card Portfolio	---	(825)
Proceeds from the Sale of Loans	2,059	2,005
Net Gains on the Sale of Premises and Equipment and Other Real Estate Owned	(127)	(53)
Tax Benefit for Disposition of Stock Options	33	---
(Increase) Decrease in Deferred Tax Assets	(277)	277
Increase in Interest Receivable	(304)	(1,225)
(Decrease) Increase in Interest Payable	(366)	432
(Increase) Decrease in Other Assets	(804)	350
Increase (Decrease) in Other Liabilities	722	(59)
Net Cash Provided By Operating Activities	16,101	14,835

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	13,640	47,004
Proceeds from the Maturities and Calls of Securities Available-for-Sale	68,921	26,128
Purchases of Securities Available-for-Sale	(52,850)	(66,772)
Proceeds from the Maturities of Securities Held-to-Maturity	2,206	309
Purchases of Securities Held-to-Maturity	(13,842)	(7,579)
Proceeds from Sale of Credit Card Portfolio	---	7,397
Disbursements for Loan Originations, Net of Repayments	(48,022)	(68,742)
Proceeds from the Sales of Premises and Equipment and
Other Real Estate Owned	437	585
Purchase of Premises and Equipment	(1,219)	(1,584)
Net Cash Used In Investing Activities	(30,729)	(63,254)

Financing Activities:
Net Increase in Deposits	21,053	82,590
Net (Decrease) Increase in Short-Term Borrowings	(259)	18,045
Federal Home Loan Bank Advances	62,500	30,000
Federal Home Loan Bank Repayments	(32,700)	(70,000)
Purchase of Treasury Stock	(1,140)	(3,097)
Treasury Stock Issued for Stock-Based Plans	823	112
Acquisition of Common Stock by ESOP	(105)	(302)
Cash Dividends Paid	(4,870)	(4,293)
Net Cash Provided By Financing Activities	45,302	53,055
Net Increase in Cash and Cash Equivalents	30,674	4,636
Cash and Cash Equivalents at Beginning of Period	26,612	28,073
Cash and Cash Equivalents at End of Period	$57,286	$32,709

Supplemental Cash Flow Information:
Interest Paid	$26,688	$26,907
Income Taxes Paid	3,586	3,247
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	140	467
Loans Securitized and Transferred to Securities Available-for-Sale	30,223	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2001

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000; the results of operations for the three month and nine month periods ended September 30, 2001 and 2000; the changes in shareholders' equity for the nine month periods ended September 30, 2001 and 2000; and the cash flows for the nine month periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2001 presentation. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2000, included in the Company's 2000 Form 10-K.

2. Accumulated Other Comprehensive Income (Loss) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of September 30, 2001 and December 31, 2000:

	2001	2000
Excess of Additional Pension Liability Over
Unrecognized Prior Service Cost	$ (58)	$ (58)
Net Unrealized Holding Gains (Losses) on Securities Available-for-Sale	3,240	(120)
Total Accumulated Other Comprehensive Income (Loss)	$3,182	$ (178)

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

All share and per share amounts have been restated for the 5 percent stock dividend declared October 24, 2001. The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 2001 and 2000.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2001:
Basic EPS	$4,117	7,644	$.54
Dilutive Effect of Stock Options	---	168
Diluted EPS	$4,117	7,812	$.53

For the Three Months Ended September 30, 2000:
Basic EPS	$3,622	7,625	$.47
Dilutive Effect of Stock Options	---	61
Diluted EPS	$3,622	7,686	$.47

For the Nine Months Ended September 30, 2001:
Basic EPS	$11,455	7,633	$1.50
Dilutive Effect of Stock Options	---	120
Diluted EPS	$11,455	7,753	$1.48

For the Nine Months Ended September 30, 2000:
Basic EPS	$10,114	7,652	$1.32
Dilutive Effect of Stock Options	---	72
Diluted EPS	$10,114	7,724	$1.31

4. Impact of Recently Issued Accounting Standards

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period after adoption.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to nine months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income.

As of the date of adoption (January 1, 2002), the Company expects to have unamortized goodwill in the amount of $9.4 million which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $944 thousand and $708 thousand for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle in the period of adoption.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

October 17, 2001

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

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

Examples of forward-looking statements in this Report are (i) the statements following the "Peer Group Comparisons" below on the impact of the September 11, 2001 terrorist attacks and subsequent events, (ii) the statements in the third paragraph under the caption: "Key Interest Rate Changes 1999-2001" regarding the anticipated impact on the Company's cost of deposits of continued Federal Reserve interest rate cuts, (iii) the statements in the third full paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding net interest margins in upcoming periods, and (iv) the statements in the first full paragraph under the caption "RESULTS OF OPERATIONS: Three Months Ended September 30, 2001 Compared with Three Months Ended September 30, 2000: Net Interest Margin" regarding management's expectations for net interest margins in upcoming periods. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2000.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. The banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 164 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

Impact of the September 11, 2001 Terrorist Attacks and Subsequent Events: None of the Company's key operations or any significant components of its assets or liability portfolios was directly affected by the September 11, 2001 terrorist attacks on New York City or Washington, D.C. Nevertheless, the negative impact of the attacks on the U.S. economy in general and on the domestic travel and tourism industry specifically, together with the widespread weakness in the national and regional economies, may lead to a softening in the demand for the Company's products and services and ultimately may have an adverse effect on the quality of the Company's assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the 5% stock dividend declared October 24, 2001.
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Net Income	$4,117	$3,832	$3,506	$3,567	$3,622
Net Securities Gains (Losses), Net of Tax	30	82	5	6	(355)
Net Gain on Sale of Credit Card Portfolio, Net of Tax	---	---	---	---	488
Net Other Nonrecurring Items, Net of Tax	(7)	---	72	7	(48)
Net Income, Based on Core Earnings	4,095	3,750	3,429	3,554	3,537

Diluted Earnings Per Share	.53	.49	.46	.46	.47
Diluted Earnings Per Share, Based on Core Net Income [1]	.52	.48	.45	.46	.46
Diluted Earnings Per Share, Cash Basis [2]	.54	.500	.46	.48	.48
Dividends Declared	.22	.22	.20	.20	.19

Average Assets	$1,119,573	$1,115,829	$1,098,752	$1,078,142	$1,066,529
Average Equity	88,593	84,708	82,701	78,169	74,356
Return on Average Assets	1.46%	1.38%	1.29%	1.32%	1.35%
Return on Average Equity	18.44	18.14	17.19	18.15	19.38
Return on Average Assets, Based on Core Net Income [1]	1.45	1.35	1.27	1.31	1.32
Return on Average Equity, Based on Core Net Income [1]	18.37	17.76	16.82	18.09	18.92

Average Earning Assets	$1,061,280	$1,059,474	$1,043,074	$1,020,504	$1,007,007
Average Paying Liabilities	885,124	897,978	887,738	867,701	857,484
Interest Income, Tax-Equivalent	20,014	20,170	20,135	20,094	19,790
Interest Expense	7,727	8,898	9,696	10,029	9,712
Net Interest Income, Tax-Equivalent	12,287	11,272	10,439	10,065	10,078
Net Interest Margin [3]	4.59%	4.27%	4.06%	3.92%	3.98%
Efficiency Ratio [4]	51.27%	52.44%	53.60%	52.81%	52.42%

Tier 1 Leverage Ratio	7.43%	7.26%	7.12%	7.01%	6.93%
Book Value per Share	$11.88	$11.30	$11.06	$10.61	$10.10
Tangible Book Value per Share	10.54	9.93	9.65	9.17	8.67

1 Core Net Income excludes net gains/losses on securities and OREO transactions and one time material nonrecurring items of income and expense.

2 Cash Earnings Per Share adds back to Core Net Income the amortization, net of tax, of goodwill associated with prior period branch acquisitions.

3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

4 The Efficiency Ratio is the ratio of core noninterest expense less goodwill amortization to the sum of tax-equivalent core net interest income and core noninterest income.

The Company reported earnings of $4.1 million for the third quarter of 2001, an increase of $495 thousand, or 13.7%, as compared to $3.6 million for the third quarter of 2000. The following per share amounts have been restated for the 5% stock dividend declared October 24, 2001. Diluted earnings per share were $.53 and $.47 for the two respective periods for a period to period increase of $.06, or 12.8%. On a year-to-date basis, net income was $11.5 million for the first nine months of 2001, an increase of $1.3 million, or 13.3%, as compared to earnings of $10.1 million for the 2000 period. Diluted earnings per share for the nine month periods were $1.48 and $1.31, respectively, a period-to-period increase of $.17, or 13.0%.

The returns on average assets were 1.46% and 1.35% for the third quarter of 2001 and 2000, respectively. The returns on average equity were 18.44% and 19.38% for the third quarter of 2001 and 2000, respectively. On a year-to-date basis, the returns on average assets were 1.38% and 1.30% for the first nine months of 2001 and 2000, respectively. The returns on average equity were 17.94% and 18.76% for the first nine months of 2001 and 2000, respectively.

The slight diminution in the return on average equity between the 2000 and the 2001 periods reflects the fact that shareholders' equity increased even faster than net income between the periods, although net income increased at a faster rate than average total assets. During the first nine months of 2001, net unrealized gains on securities available-for-sale increased shareholders' equity by $3.4 million, which contributed to the slight decrease in the return on average equity, compared to the prior year period.

Total assets were $1,142.2 million at September 30, 2001 which represented an increase of $60.9 million, or 5.6%, from December 31, 2000, and an increase of $75.1 million, or 7.0%, above the level at September 30, 2000. Most of the increase in total assets from September 30, 2000 was attributable to growth in the loan portfolio, as adjusted for loan securitizations which are discussed in the following section.

During the first nine months of 2001, shareholders' equity increased $9.9 million to $90.7 million. The increase was primarily attributable to retained earnings of $6.6 million augmented by $1.1 million of common stock issued under the Company's employee stock plans or allocated under the ESOP and a $3.4 million increase in net unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. These increases were partially offset by $1.1 million in treasury stock purchases. Likewise, the Company's risk-based capital ratios and Tier 1 leverage ratio continued to increase and exceed regulatory minimum requirements at period-end. Both Company banks qualified as "well-capitalized" under federal bank guidelines. Efficient utilization of capital remains a high priority of the Company. The Company paid a $.22 cash dividend during the second and third quarters of 2001 and $.20 for the first quarter of 2001. The Company recently announced a fourth quarter 5% stock dividend to be followed by a $.23 cash dividend payable on December 14, 2001.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheets Accounts

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Sep 2001	Dec 2000	Sep 2000	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 32,700	$ ---	$ ---	$ 32,700	$ 32,700	---	---
Securities Available for Sale	235,011	229,026	224,506	5,985	10,505	2.6	4.7
Securities Held to Maturity	72,184	60,580	62,713	11,604	9,471	19.2	15.1
Loans, Net of Unearned Income (1)	750,377	735,769	715,626	14,608	34,751	2.0	4.9
Allowance for Loan Losses	9,241	8,727	8,476	514	765	5.9	9.0
Earning Assets (1)	1,090,272	1,025,375	1,002,845	64,897	87,427	6.3	8.7
Total Assets	1,142,214	1,081,354	1,067,077	60,860	75,137	5.6	7.0

Demand Deposits	132,122	114,398	126,364	17,724	5,758	15.5	4.6
N.O.W., Regular Savings &
Money Market Savings Accounts	423,715	380,343	398,676	43,372	25,039	11.4	6.3
Time Deposits of $100,000 or More	124,208	162,296	147,466	(38,088)	(23,258)	(23.5)	(15.8)
Other Time Deposits	199,933	201,888	205,281	(1,955)	(5,348)	(1.0)	(2.6)
Total Deposits	879,978	858,925	877,787	21,053	2,191	2.5	0.2
Short-Term Borrowings	37,438	37,697	34,066	(259)	3,372	(0.7)	9.9
Federal Home Loan Bank Advances	115,000	85,200	60,000	29,800	55,000	35.0	91.7
Shareholders' Equity	90,694	80,781	77,081	9,913	13,613	12.3	17.7

(1) Includes Nonaccrual Loans

Total assets at September 30, 2001 amounted to $1,142.2 million, an increase of $60.9 million, or 5.6%, from year-end 2000 and an increase of $75.1 million, or 7.0%, from September 30, 2000.

During the first nine months of 2001, the Company securitized $30.2 million of residential real estate loans originated by the Company's banks. This involved the sale of the mortgage loans and the concurrent purchase of Federal Home Loan Mortgage Corporation guaranteed mortgage-backed securities with the sold loans representing the underlying collateral. These securitizations are now held in the securities available-for-sale portfolio. No gains or losses were recognized on these transactions. The securitizations replaced similar investments in the available-for-sale portfolio and provide the Company both additional collateral for managing its liabilities and increased liquidity.

Total loans at September 30, 2001 amounted to $750.4 million, an increase of $14.6 million, or 2.0%, from December 31, 2000, and an increase of $34.8 million, or 4.9%, from September 30, 2000. If the securitized loans, discussed above, are added back to the loan portfolio, approximately three quarters of the asset growth between September 30, 2000 and September 30, 2001, took the form of expansion in the loan portfolio. The increase primarily occurred in the indirect consumer and residential real estate loan categories, although the Company did experience a modest increase in the commercial and commercial real estate loan portfolios. Indirect consumer loans are principally auto loans financed through local dealerships where the Company acquires the dealer paper. Loan growth was internally generated; no loans were purchased from outside originators nor did the Company acquire other banking operations between September 30, 2000 and September 30, 2001.

Total deposits of $880.0 million at September 30, 2001 increased $21.1 million, or 2.5%, from December 31, 2000 but only increased $2.2 million, or 0.2%, from September 30, 2000. Although demand and other non-maturity deposits generally increased over the twelve month period, time deposits decreased. Most of the decreases in deposit balances from September 30, 2000 was attributable to large municipal time deposits of $100,000 or more which are obtained by competitive bid. In response to growth in demand and other non-maturity deposits, together with attractive pricing from the FHLB, the Company became less aggressive in seeking time deposits of $100,000 or more. FHLB advances increased by $55.0 million, or 91.7%, from September 30, 2000. During the first nine months of 2001 (as is typical in declining rate environments), the Company experienced some maturing time deposits that were redirected to demand or other non-maturity deposits or to non-deposit investments outside the banking system. The Company anticipates that there may be some continuing migration in upcoming periods of deposits from time deposits to non-maturity deposits or out of the bank entirely, although other sources of funding are available.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Demand Deposits	$131,365	$118,448	$113,390	$117,289	$120,994
Interest-Bearing Demand Deposits	203,338	196,878	195,256	195,497	182,638
Regular and Money Market Savings	202,618	196,381	190,581	190,562	200,232
Time Deposits of $100,000 or More	123,042	145,807	156,966	158,008	146,569
Other Time Deposits	198,342	97,486	199,931	204,467	205,955
Total Deposits	$858,705	$854,999	$856,124	$865,824	$856,388

Percentage of Average Quarterly Deposits
	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Demand Deposits	15.3%	13.9%	13.2%	13.6%	14.1%
Interest-Bearing Demand Deposits	23.7	23.0	22.8	22.6	21.3
Regular and Money Market Savings	23.6	23.0	22.3	22.0	23.4
Time Deposits of $100,000 or More	14.3	17.0	18.3	18.2	17.2
Other Time Deposits	23.1	23.1	23.4	23.6	24.0
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. In 2001, however, the Company also experienced a slight erosion in total average deposits during the second quarter. Demand and other non-maturity deposits increased slightly, but small and large balance time deposits decreased during the second and third quarters of 2001 for reasons discussed in the previous "Overview" section. The deposit growth in non-maturity deposit balances during the period was achieved through the Company's existing base of branches. During the third quarter of 2001, the Company began construction on a new branch in the Saratoga Springs, New York market area.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.89	2.34	2.66	3.00	2.80
Regular and Money Market Savings	2.30	2.66	2.93	2.95	2.93
Time Deposits of $100,000 or More	4.06	4.90	5.82	6.33	6.27
Other Time Deposits	4.79	5.45	5.73	5.67	5.47
Total Deposits	2.68	3.24	3.66	3.82	3.67

Key Interest Rate Changes 1999 - 2001
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
November 6, 2001	1.50%	2.00%	5.00%
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

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

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing rates rapidly and significantly in response to perceived weakening in the economy. By early October 2001 the total decrease in prevailing rates for the year was 400 basis points. As a result, the Company began to experience a decrease in the cost of deposits in the first three quarters of 2001, and expects that this trend will continue, as maturing time deposits reprice at lower rates. Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. See "Loan Trends," below.

As of the filing date for this Report, there is a general perception that the Federal Reserve Board may act at future meetings to cause further decreases in prevailing interest rates, in an attempt to counteract worsening economic conditions following the September 11, 2001 terrorist attacks and resulting public caution. However any further rate decreases may have a limited impact on the Company's deposit rates, both because further decreases in deposit rates may accelerate disintermediation and because rates on several of the Company's deposit products, such as savings and NOW accounts, are already priced at such low levels that further decreases in rates may not be practical or sustainable.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances." These convertible advances have maturities of 3 - 10 years and are callable by the FHLB at certain dates. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The Company's use of FHLB funds increased significantly in the twelve months ended September 30, 2001, as the Company chose to deemphasize certain large-balance time deposits

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities-backed debentures, with associated expense that is tax deductible, qualify as Tier 1 capital under regulatory definitions.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the relative proportion of each loan type for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Commercial and Commercial Real Estate	$148,575	$145,922	$138,097	$133,077	$131,845
Residential Real Estate	205,973	203,936	208,322	209,623	206,122
Home Equity	29,089	29,469	29,444	29,178	29,052
Indirect Consumer Loans	324,330	326,138	321,652	311,953	294,217
Direct Consumer Loans	42,000	42,313	43,580	43,505	41,621
Credit Card Loans	---	---	---	---	5,604
Total Loans	$749,967	$747,779	$741,095	$727,337	$708,461

Percentage of Quarterly Average Loans
	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Commercial and Commercial Real Estate	19.8%	19.5%	18.6%	18.3%	18.6%
Residential Real Estate	27.5	27.3	28.1	28.8	29.1
Home Equity	3.9	3.9	4.0	4.0	4.1
Indirect Consumer Loans	43.2	43.6	43.4	42.9	41.5
Direct Consumer Loans	5.6	5.7	5.9	6.0	5.9
Credit Card Loans	---	---	---	---	0.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Over the five most recent quarters, the Company experienced growth in its major loan categories: commercial and commercial real estate, residential real estate and indirect consumer loans. As discussed earlier, during the first nine months of 2001, the Company securitized approximately $30 million of residential real estate loans. If these securitized loans are treated as part of the loan portfolios all of the major loan categories demonstrated growth over the past five quarters. Two categories, indirect consumer loans, which are primarily auto loans financed through local dealerships where the Company acquires the dealer paper, and residential real estate loans, were responsible for the greatest portion of growth within the loan portfolio over the past five quarters. Each increased approximately $30 million over the past five quarters, excluding the effects of residential real estate loan securitizations. The Company also experienced moderate demand for commercial and commercial real estate loans, which grew in the total dollar amount outstanding and slightly as a percentage of the total loan portfolio.

In the most recent quarter, the balance of indirect consumer loans decreased from the previous quarter for the first time in several years. The decrease is attributable to both competition from other lenders as well as the Company's intention to limit the percentage of this category to total loans.

Quarterly Taxable Equivalent Yield on Loans
	Quarter Ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Commercial and Commercial Real Estate	8.28%	8.69%	9.11%	9.34%	9.24%
Residential Real Estate	7.58	7.73	7.79	7.65	7.61
Home Equity	7.83	8.44	9.02	9.11	9.17
Indirect Consumer Loans	8.14	8.24	8.15	8.09	7.96
Direct Consumer Loans	9.20	9.33	9.13	9.10	9.05
Credit Card Loans	---	---	---	---	17.44
Total Loans	8.06	8.26	8.32	8.29	8.29

As discussed in the preceding section of this Report, "Deposits Trends," prevailing interest rates, after increasing steadily throughout 2000, have now begun to decrease in response to the Federal Reserve Board's sizable rate-cutting actions during the first three quarters of 2001. Moreover, the general expectation is that the Federal Reserve Board may reduce rates further in forthcoming periods. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes, although as discussed further below, the decrease in average yields has lagged behind the decrease in average rates paid on deposits. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cashflow reprices at current rates as new loans are generated at the lower current yields.

There is always a time lag between interest rate changes in financial markets generally and the observable or full impact of those changes on the Company's products. In the recent period of falling rates, this lag in repricing has been greater for the Company's loan portfolio than for its deposit portfolio. For example, although average rates paid on deposits began to decline in the first quarter of 2001, the Company did not experience a decrease in the yield on its loan portfolio until the second quarter of 2001. It is expected that the yields on the loan portfolio will decrease over the next several quarters, and that the period of decreasing rates on loans may extend beyond the period of declining rates on time deposits. See the discussion of net interest margin in the "Results of Operations - Net Interest Income" section of the three-month period comparison, below.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are annualized for the purpose of calculating the ratio to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Loan and Asset Balances:
Period-End Loans	$750,377	$746,483	$743,807	$735,769	$715,626
Average Loans, Year-to-Date	746,313	744,456	741,095	698,059	688,228
Average Loans, Quarter-to-Date	749,967	747,799	741,095	727,337	708,461
Period-End Assets	1,142,214	1,095,338	1,130,942	1,081,354	1,067,077

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 8,727	$ 8,727	$ 8,727	$ 7,784	$ 7,784
Provision for Loan Losses, Y-T-D	1,522	866	381	1,471	1,140
Net Charge-offs, Y-T-D	(1,008)	(788)	(152)	(528)	(448)
Allowance for Loan Losses, End of Period	$ 9,241	$ 8,805	$ 8,956	$ 8,727	$ 8,476

Allowance for Loan Losses Quarter:
Allowance for Loan Losses, Beginning of Period	$ 8,805	$ 8,956	$ 8,727	$ 8,476	$ 8,356
Provision for Loan Losses, Q-T-D	656	485	381	331	358
Net Charge-offs, Q-T-D	(220)	(636)	(152)	(80)	(238)
Allowance for Loan Losses, End of Period	$ 9,241	$ 8,805	$ 8,956	$ 8,727	$ 8,476

Nonperforming Assets:
Nonaccrual Loans	$2,341	$1,725	$2,000	$1,757	$1,667
Loans Past due 90 Days or More
and Still Accruing Interest	114	212	1	298	642
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,455	1,937	2,001	2,055	2,309
Repossessed Assets	244	179	169	150	154
Other Real Estate Owned	276	241	274	425	515
Total Nonperforming Assets	$2,975	$2,357	$2,444	$2,630	$2,978

Performance Ratios:
Allowance to Nonperforming Loans	376.42%	454.57%	447.58%	424.67%	367.09%
Allowance to Period-End Loans	1.23	1.18	1.20	1.19	1.18
Provision to Average Loans (Quarter)	0.35	0.26	0.21	0.18	0.20
Provision to Average Loans (YTD)	0.27	0.23	0.21	0.21	0.22
Net Charge-offs to Average Loans (Quarter)	0.12	0.34	0.08	0.04	0.13
Net Charge-offs to Average Loans (YTD)	0.18	0.21	0.08	0.08	0.09
Nonperforming Loans to Total Loans	0.33	0.26	0.27	0.28	0.32
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.40	0.32	0.33	0.36	0.42
Nonperforming Assets to Total Assets	0.26	0.22	0.22	0.24	0.28

The quality of the Company's loan portfolio remains strong and, to date, has not been negatively affected either by the loan growth experienced in recent periods or by the recent weakening in the national and regional economy. Nonperforming assets at September 30, 2001 amounted to $3.0 million, a $345 thousand increase from December 31, 2000. At period-end, the ratio of nonperforming loans (loans 90 days or more and accruing interest plus nonaccrual loans) as a percentage of total loans was .33% for the Company. The June 30, 2001 ratio for the Company's peer group was .56%.

On an annualized basis, the ratio of the year-to-date 2001 net charge-offs to average loans was .18%, compared to a provision for loan losses to average loans of .27%. The provision for loan losses was $1.5 million for the first nine months of 2001, compared to a provision of $1.1 million for the first nine months of 2000. The increase in the provision for loan losses was primarily attributable to an increase in the size of the loan portfolio, which grew by $34.8 million, or 4.9%, from September 30, 2000 to September 30, 2001. During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan. Management believes that the factors leading to this charge-off are unique and isolated and are not indicative of any emerging pattern of increasing charge-offs above historical levels. Net charge-offs for the third quarter were $220 thousand, or .12% of average loans.

The allowance for loan losses at September 30, 2001 amounted to $9.2 million. The ratio of the allowance to outstanding loans at September 30, 2001, was 1.23%, slightly higher than the ratio at December 31, 2000. The ratio of the allowance to nonperforming loans decreased from 424.67% at December 31, 2000 to 376.42% at September 30, 2001.

CAPITAL RESOURCES

During the first nine months of 2001, shareholders' equity increased $9.9 million to $90.7 million. The increase was primarily attributable to retained earnings of $6.6 million augmented by a $3.4 million increase in net unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. These increases were partially offset by $1.1 million in stock repurchases. The Company issues treasury shares for its stock-based compensation plans, which include stock options, an employee stock purchase plan and a director stock purchase plan. Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The Financial Modernization Act, enacted in late 1999, also ties the ability of banking organizations to engage in certain types of bank-related activities to such organizations' qualify as "well-capitalized" under these standards (as the Company and it subsidiary banks do). As of September 30, 2001, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.43%	10.85%	12.06%
Glens Falls National Bank & Trust Co.	7.59	11.41	12.60
Saratoga National Bank & Trust Co.	8.02	9.64	13.63

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at September 30, 2001 were above the minimum capital ratios for financial institutions.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq. On October 24, 2001 the Company announced a 5% stock dividend payable November 14, 2001 and a $.23 cash dividend payable on December 14, 2001. The share prices and cash dividends below have been restated for the November 14, 2001 5% stock dividend.

Quarterly Per Share Stock Prices and Dividends

				Cash
		Sales Price		Dividends
		High	Low	Declared
2000	1st Quarter	$19.35	$16.67	$.18
	2nd Quarter	17.53	13.33	.19
	3rd Quarter	16.67	13.69	.19
	4th Quarter	19.05	15.36	.20

2001	1st Quarter	22.50	17.14	.20
	2nd Quarter	24.29	18.45	.22
	3nd Quarter	28.46	21.95	.22
	4th Quarter (payable December 14, 2001)			.23

	2001	2000
Third Quarter Core Diluted Earnings Per Share	$.53	$.47
Dividend Payout Ratio: (Fourth quarter dividends as
a percent of third quarter core diluted earnings per share)	43.40%	42.55%
Book Value Per Share	$11.88	$10.10
Tangible Book Value Per Share	10.54	8.67

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

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with off-balance sheet sources, such as credit lines with the Federal Home Loan Bank, which the Company has utilized more extensively in recent periods. See the discussion under "Non-Deposit Sources of Funds," above. The Company also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate funding alternatives. The Company has not used brokered certificates of deposit in recent periods.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended September 30, 2001 Compared With

Three Months Ended September 30, 2000

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Sep 2001	Sep 2000	Change	% Change
Net Income	$4,117	$3,622	$495	13.7%
Diluted Earnings Per Share	.53	.47	.06	12.8
Return on Average Assets	1.46%	1.35%	.11%	8.0
Return on Average Equity	18.44%	19.38%	(0.94)%	(4.9)

The Company reported earnings of $4.1 million for the third quarter of 2001, an increase of $495 thousand, or 13.7%, over the third quarter of 2000. Diluted earnings per share of $.53 for the third quarter of 2001 represented an increase of $.06, or 12.8%, over the third quarter of 2000.

Return on average equity decreased from 19.38% for the 2000 quarter to 18.44% for the 2001 quarter. The decrease was primarily attributable to the fact that shareholders' equity increased at a faster rate than net income. A significant factor in the growth of shareholders' equity was a $3.5 million increase in net unrealized gains on securities available-for-sale. However, net income did grow at a faster pace than average assets. The return on average assets increased 8.1% from the third quarter of 2000 to the third quarter of 2001.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)
	Quarter Ending
	Sep 2001	Sep 2000	Change	% Change
Interest and Dividend Income	$20,014	$19,790	$ 224	1.1%
Interest Expense	7,727	9,712	(1,985)	(20.4)
Net Interest Income	$12,287	$10,078	$ 2,209	21.9

Taxable Equivalent Adjustment	$467	$429	38	8.9

Average Earning Assets (1)	$1,061,280	$1,007,007	$54,273	5.4
Average Paying Liabilities	885,124	857,484	27,640	3.2

Yield on Earning Assets (1)	7.48%	7.82%	(0.34)%	(4.3)
Cost of Paying Liabilities	3.46	4.51	(1.05)	(23.3)
Net Interest Spread	4.02	3.31	0.71	21.5
Net Interest Margin	4.59	3.98	0.61	15.3

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased by 61 basis points from the third quarter of 2000 to the third quarter of 2001. This expansion of the margin represented a change from prior periods, when the margin experienced contraction. During the prior periods, prevailing interest rates were rising, and the Company was not able to reprice its earning assets as fast as its interest-bearing liabilities repriced, which put pressure on the net interest margin. Prevailing rates declined rapidly in the first nine months of 2001. As was discussed in the above sections of this Report entitled "Deposit Trends" and "Loan Trends," the Company experienced some beneficial impact on net interest margins in the first nine months of 2001, as deposits repriced more quickly than loans. Management anticipates that this beneficial impact will level off and may be reversed in forthcoming periods as average rates paid on deposits bottom out while the loan portfolio continues to reprice downward. A limitation on margin improvement, even in periods of declining rates generally, is the more expensive use of non-deposit borrowings to fund loan growth. Over the prior twelve months, the Company has increasingly used FHLB advances to fund loan growth. This has resulted in higher net interest income, but lower net interest margin.

The provisions for loan losses were $656 thousand and $358 thousand for the quarters ended September 30, 2001 and 2000, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2001	Sep 2000	Change	% Change
Income From Fiduciary Activities	$ 996	$ 910	$ 86	9.5%
Fees for Other Services to Customers	1,422	1,469	(47)	(3.2)
Net Gains (Losses) on Securities Transactions	51	(601)	652	---
Net Gain on Sale of Credit Card Portfolio	---	825	(825)	---
Other Operating Income	272	302	(30)	(9.9)
Total Other Income	$2,741	$2,905	($164)	(5.6)

Other income decreased $164 thousand, or 5.6%, from the third quarter of 2000 to the third quarter of 2001. The 2000 quarter, however, included the net gain on the sale of the credit card portfolio of $825 thousand, and both periods include securities sales. Total other income, without these two items, was virtually the same for the third quarter of 2001 as for the third quarter of 2000.

Income from fiduciary activities was $996 thousand for the third quarter of 2001, an increase of $86 thousand, or 9.5%, between the two comparative quarters. The increase in income from fiduciary activities was primarily attributable to an increase in the number of accounts and secondarily to certain increases in the fee structure. Assets under trust administration and investment management (at market value) were $674.1 million at September 30, 2001, a decrease of $79.9 million, or 10.6% from September 30, 2000. The decrease reflected a general decline in the market value of equity securities from September 30, 2000 to September 30, 2001. This decline was significantly influenced by the September 11, 2001 terrorist attacks on New York City and on Washington D.C. By October 31, 2001, the markets had recovered somewhat, returning to levels near those prevailing before September 11, 2001 (although still below levels at September 30, 2000). The market value of assets under trust administration and investment management at October 31, 2001 was $695.7 million.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds reached a market value of $73.6 million at September 30, 2001. The funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects that the funds will be offered on a retail basis at some point in the future.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.4 million for the third quarter of 2001, a decrease of $47 thousand, or 3.2%, from the 2000 third quarter. The decline was primarily attributable to a decrease in service charges on deposit accounts. While the number of demand deposit and interest-bearing checking accounts has risen over the past year, customers generally opted for products with lower or no service charges.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $272 thousand, a decrease of $30 thousand, or 9.9%, from the third quarter of 2000. The 2000 period amount included income from servicing consumer credit card portfolios, which was essentially discontinued with the sale, at the end of the third quarter of 2000, of the Company's credit card portfolio. This discontinuation was responsible for an $83 thousand decrease in other operating income between the third quarter 2000 and the third quarter 2001. This decrease was partially offset by the fact that beginning in the third quarter of 2001, the Company began receiving income for providing data processing services to a small upstate New York financial institution.

In the third quarter of 2001, the Company recognized a net gain of $51 thousand on the sale of $6.0 million of securities from the available-for-sale portfolio. During the third quarter of 2000, the Company restructured a portion of its securities available-for-sale portfolio. During that quarter, the Company sold $47.0 million of securities with a weighted average yield of 6.22% at a net loss of $601 thousand. The Company reinvested a substantial portion of the proceeds in $35.2 million of securities with a weighted average yield of 7.16%.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sep 2001	Sep 2000	Change	% Change
Salaries and Employee Benefits	$4,467	$3,977	$ 490	12.3%
Occupancy Expense of Premises, Net	588	459	129	28.1
Furniture and Equipment Expense	660	605	55	9.1
Other Operating Expense	2,214	1,967	247	12.6
Total Other Expense	$7,929	$7,008	$ 921	13.1

Efficiency Ratio	51.27%	52.42%	(1.15)%	(2.2)

Although other (i.e. noninterest) expense increased $921 thousand, or 13.1%, from the third quarter of 2000 to the third quarter of 2001, the Company saw an improvement in its efficiency ratio. For the quarter ended September 30, 2001, the Company's efficiency ratio was 51.27%, a 2.2% decrease from 52.42% for the third quarter of 2000. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without the adjustment for goodwill amortization, the Company's ratio in the 2001 quarter was 52.89%, which compares favorably to the Company's June 30, 2001 peer group ratio of 61.30%. The principal reason for the improved efficiency ratio, in the face of increased noninterest expense, was the even greater percentage increase in tax-equivalent net interest income between the periods ( a 21.9% increase).

Salaries and employee benefits expense increased $490 thousand, or 12.3%, from the third quarter of 2000 to the third quarter of 2001. This increase was attributable to normal salary increases and seasonal and permanent staff additions. On an annualized basis, total personnel expense to average assets was 1.58% for the third quarter of 2001. At June 30, 2001, the ratio for the Company's peer group was 1.55%, slightly lower than the Company's ratio.

Occupancy expense was $588 thousand for the third quarter of 2001, an increase of $129 thousand, or 28.1%, over the third quarter of 2000. The increase was primarily attributable to increased depreciation associated with branch renovations. Furniture and equipment expense was $660 thousand for the third quarter of 2001, an increase of $55 thousand, or 9.1%, above the third quarter of 2000. The 2001 increase was attributable to increased data processing expenses as depreciation and maintenance expenses were virtually the same as in the prior quarter.

Other operating expense was $2.2 million for the third quarter of 2001, an increase of $247 thousand, or 12.6%, from the third quarter of 2000. The largest increase was experienced in the cost of third party computer servicing for the trust department. The Company also experienced increases in advertising, supplies and legal/professional fees. These increases were offset, in part, by decreases in insurance and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Sep 2001	Sep 2000	Change	% Change
Provision for Income Taxes	$1,859	$1,566	$293	18.7%
Effective Tax Rate	31.11%	30.17%	0.94%	3.1

The provisions for federal and state income taxes amounted to $1.9 million and $1.6 million for the third quarters of 2001 and 2000, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

RESULTS OF OPERATIONS: Nine Months Ended September 30, 2001 Compared With

Nine Months Ended September 30, 2000

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2001	Sep 2000	Change	% Change
Net Income	$11,455	$10,114	$ 1,341	13.3%
Diluted Earnings Per Share	1.48	1.31	.17	13.0
Return on Average Assets	1.38%	1.30%	.08%	6.2
Return on Average Equity	17.94%	18.76%	(.82)%	(4.4)

The Company's net income was $11.5 million for the first nine months of 2001, an increase of $1.3 million, or 13.3%, as compared to earnings of $10.1 million for the first nine months of 2000. Diluted earnings per share were $1.48 for the first nine months of 2001, an increase of $.17, or 13.0%, as compared to $1.31 for the first nine months of 2000.

Return on average equity decreased from 18.76% for the 2000 nine month period to 17.94% for the 2001 nine month period. The decrease was attributable to the fact that shareholders' equity grew at a faster pace than net income between the periods. However, net income grew at a faster pace than average assets, which increased 6.3% from the first nine months of 2000 to the first nine months of 2001. The growth in shareholders' equity was augmented by an increase in net unrealized gains on securities available-for-sale, as discussed in more detail in the "Overview" section of this Report.

The period-to-period change for the first nine months of 2001 as compared to the first nine months of 2000 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2001	Sep 2000	Change	% Change
Interest and Dividend Income	$60,320	$57,130	$ 3,190	5.6%
Interest Expense	26,322	27,339	(1,017)	(3.7)
Net Interest Income	$33,998	$29,791	$ 4,207	14.1

Taxable Equivalent Adjustment	$1,323	$ 1,188	135	11.4

Average Earning Assets (1)	$1,054,676	$983,707	$ 70,969	7.2
Average Paying Liabilities	890,270	843,549	46,721	5.5

Yield on Earning Assets (1)	7.65%	7.76%	(0.11)%	(1.4)%
Cost of Paying Liabilities	3.95	4.33	(0.38)	(8.8)
Net Interest Spread	3.70	3.43	0.27	7.9
Net Interest Margin	4.31	4.05	0.26	6.4

(1) Includes Nonaccrual Loans

The Company experienced an increase in net interest income of $4.2 million, or 14.1%, between the first nine months of 2000 and the first nine months of 2001. The growth in average earning assets, which increased by 7.2% between the first nine months of 2000 and first nine months of 2001, exceeded the growth in average paying liabilities, which increased by 5.5% in the comparative period. This, together with the positive impact from the changing interest rate environment, discussed earlier in this Report (see "Deposit Trends" and "Loan Trends"), had a positive impact on the net interest margin, and hence on net interest income.

The provisions for loan losses were $1.5 million and $1.1 million for the respective 2001 and 2000 nine month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Nine Months Ended
	Sep 2001	Sep 2000	Change	% Change
Income From Fiduciary Activities	$3,045	$2,726	$ 319	11.7%
Fees for Other Services to Customers	3,933	3,952	(19)	(0.5)
Net Gains (Losses) on Securities Transactions	195	(605)	800	---
Net Gain on Sale of Credit Card Portfolio	---	825	(825)	---
Other Operating Income	728	795	(67)	(8.4)
Total Other Income	$7,901	$7,693	$ 208	2.7

Total Other Income, Based on "Core" Earnings	$7,706	$7,473	$233	3.1

Other income increased $208 thousand, or 2.7%, from the first nine months of 2000 to the first nine months of 2001. The 2000 period, however, included the net gain on the sale of the credit card portfolio of $825 thousand, and both periods include securities sales. Total other income, without these two items, increased $233 thousand, or 3.1%, from the first nine months of 2000 to the first nine months of 2001.

Income from fiduciary activities was $3.0 million for the first nine months of 2001, an increase of $319 thousand, or 11.7%, from the first nine months of 2000. The increase was primarily attributable to an increase in the number of accounts and secondarily to certain increases in the fee structure. Assets under trust administration and investment management (at market value) were $674.1 million at September 30, 2001, a decrease of $79.9 million, or 10.6% from September 30, 2000. The decrease reflected a general decline in the market value of equity securities from September 30, 2000 to September 30, 2001. As was discussed in the comparative analysis of the three-month periods above, this decline was significantly affected by the September 11, 2001 terrorist attacks on New York City and Washington, D.C. By October 31, 2001, the markets had rebounded from their lowest levels following the attacks. The market value of assets under trust administration and investment management at October 31, 2001 was $695.7 million.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $3.9 million for the first nine months of 2001, a decrease of $19 thousand, or 0.5%, from the first nine months of 2000.

Other operating income (primarily third party credit card servicing income and gains on the sale of loans and other assets) amounted to $728 thousand, a decrease of $67 thousand, or 8.4%, from the first nine months of 2000. The 2000 period amount included income from servicing credit card portfolios, which was significantly reduced with the sale, at the end of the third quarter of 2000, of the Company's credit card portfolio and the discontinuation of most of its portfolio servicing business. This discontinuation was responsible for a $228 thousand decrease in other operating income between the nine month periods. This was offset, in part, by a $159 thousand increase on the gains from the sale of other real estate owned. Also, beginning in the first nine months of 2001, the Company began receiving income from data processing services provided to a small upstate New York financial institution.

In the first nine months of 2001, the Company recognized a net gain of $195 thousand on the sale of $13.6 million of securities from the available-for-sale portfolio. During the first nine months of 2000, the Company recognized $605 thousand in net losses on the sale of $47.0 million of securities from the available-for-sale portfolio. These sales, all of which took place in the respective third quarter of each year, were discussed earlier in this Report in the quarter-to-quarter analysis.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Nine Months Ended
	Sep 2001	Sep 2000	Change	% Change
Salaries and Employee Benefits	$12,715	$11,692	$ 1,023	8.7%
Occupancy Expense of Premises, Net	1,711	1,440	271	18.8
Furniture and Equipment Expense	1,888	1,886	2	0.1
Other Operating Expense	6,178	5,714	464	8.1
Total Other Expense	$22,492	$20,732	$ 1,760	8.5

Efficiency Ratio	52.37%	53.53%	(1.16)%	(2.2)

Although other (i.e. noninterest) expense increased $1.8 million, or 8.5%, from the first nine months of 2000 to the first nine months of 2001, the Company saw an improvement in its efficiency ratio. For the period ended September 30, 2001, the Company's efficiency ratio was 52.37% a decrease from the 53.53% efficiency ratio for the first nine months of 2000. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, goodwill amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. Without the adjustment for goodwill amortization, the Company's ratio in the 2001 period was 53.91%, which compares favorably to the Company's June 30, 2001 peer group ratio of 61.30%. The reasons for the improved efficiency ratio are discussed in the quarter-to-quarter comparison, above.

Salaries and employee benefits expense increased $1.0 million, or 8.7%, from the first nine months of 2000 to the first nine months of 2001. This increase was attributable to normal salary increases and staff additions and was in line with the long-term trends and management expectations. On an annualized basis, total personnel expense to average assets was 1.53% for the first nine months of 2001. At June 30, 2001, the ratio for the Company's peer group was 1.55%, slightly higher than the Company's ratio.

Occupancy expense was $1.7 million for the first nine months of 2001, an increase of $271 thousand, or 18.8%, over the first nine months of 2000. The increase was primarily attributable to increased maintenance costs. Furniture and equipment expense was $1.9 million for the first nine months of 2001, an increase of $2 thousand, or 0.1%, above the first nine months of 2001.

Other operating expense was $6.2 million for the first nine months of 2001, an increase of $464 thousand, or 8.1%, from the first nine months of 2000. The largest increase was experienced in the cost of third party computer servicing for the trust department. The Company also experienced increases in advertising, supplies and legal/professional fees. These increases were offset, in part, by decreases in insurance and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2001	Sep 2000	Change	% Change
Provision for Income Taxes	$5,107	$4,310	$797	18.5%
Effective Tax Rate	30.84%	29.88%	0.96%	3.2

The provisions for federal and state income taxes amounted to $5.1 million and $4.3 million for the first nine months of 2001 and 2000, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, risk of disintermediation of deposits and the fact that the speed and magnitude of responses to interest rate changes varies by product. For example, as discussed in "Deposit Trends" and "Loan Trends," above, rates paid on interest-bearing deposits tend to respond more rapidly to changes in prevailing interest rates than yields on the loan portfolio, which results in margin pressure in periods of rising interest rates and some relaxation of margin pressure in periods of falling rates. This positive effect of falling rate environments is counteracted to some extent by increased risk of disintermediation of deposits, particularly as market rates approach historically low levels. This considerations are also discussed in the cited sections of this Report.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. If at any point the analysis reveals that the sensitivity tolerances are exceeded, changes in types and amounts of assets and liabilities on the balance sheet are planned and implemented. At September 30, 2001, there were no material changes from year-end 2000, although the trend toward substitution of FHLB advances for large-balance time deposits in the Company's funding profile continued to develop. The Company's sensitivity analysis procedures and models have been tested by both the upward movement in prevailing rates during the 1999 - 2000 period and the decline in prevailing rates in recent periods.

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

The Company's and its subsidiaries are parties to various legal claims which arise in the normal course of their business. The various pending legal claims against the Company and its subsidiaries will not, in the current opinion of management, likely result in any material liability on their part.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

No Reports on Form 8-K were filed during the Third Quarter of 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 14, 2001	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: November 14, 2001	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)