Form 10-K405
period 2001-12-31
ARROW FINANCIAL CORP
filed 2002-03-28
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001
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
Yes X No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of February 28, 2002
Common Stock, par value $1.00 per share	7,640,926
State the aggregate market value of the voting stock held by non-affiliates of registrant.
Aggregate market value of voting stock	Based upon the average of the closing bid and closing asked prices on the NASDAQ Exchange
$218,798,000	February 28, 2002

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2002 (Part III)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibits Index

Cautionary Statement under Federal Securities Laws: The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "anticipates," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled "Quantitative and Qualitative Disclosures About Market Risk," are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Others are based on management's general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:
Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.F.	7	Last sentence
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	16	1st Paragraph
	Part II, Item 7.C.II.a.	27	1st Paragraph, 1st sentence After the Table
	Part II, Item 7.C.IV.	34	Last paragraph, last sentence
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	18	Last paragraph
	Part II, Item 7.C.III.	32	2nd paragraph, 2nd sentence Under the heading " Allocation of the Allowance for Loan Losses"
Liquidity	Part II, Item 7.D.	35	Last paragraph, last sentence

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

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Report." Unless otherwise specifically stated, the Company's peer group is comprised of 172 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

PART I

Item 1: Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company owns two nationally chartered banks in New York, Glens Falls National Bank and Trust Company, Glens Falls, New York ("GFNB"), and Saratoga National Bank and Trust Company, Saratoga Springs, New York ("SNB"), as well as five non-bank subsidiaries, the operations of which were not significant. The Company owns directly or indirectly all voting stock of all its subsidiaries.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 385 full-time equivalent employees of the Company and the subsidiary banks at December 31, 2001.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$1,019,650	$134,550
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$687,782	$11,137
Date Organized	1851	1988
Employees	359	26
Offices	23	3
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The Company offers a full range of commercial and consumer financial products. The subsidiary banks' deposit base consists of deposits derived principally from the communities which the banks serve. The banks target their lending activities to consumers and small and mid-sized companies in the banks' immediate geographic areas. Through its banks' trust departments, the Company provides retirement planning, trust and estate administration services for individuals and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES

The Company, through its subsidiary banks engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing. The Company also maintains an active indirect lending program through its sponsorship of dealer programs, under which it purchases dealer paper from automobile and other dealers meeting pre-established specifications. Historically, the Company has sold a portion of its residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac) and state housing agencies, while retaining the servicing rights. Loan sales into the secondary market have diminished in the past several years, however, as the Company has sought to increase its own portfolio. During 2001, the Company securitized $30.2 million of residential real estate loans. This involved the sale of the mortgage loans and the concurrent purchase of Freddie Mac guaranteed mortgage-backed securities, with the sold loans representing the underlying collateral. In addition to interest earned on loans, the Company receives facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

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

The Company lends primarily to borrowers within its geographic area. The loan portfolio does not include any foreign loans or any significant risk concentrations except as described in Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report. The Company does not participate in loan syndications, either as originator or as a participant. The portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

In 2000, the Company formed a subsidiary, North Country Investment Advisers, Inc., which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund and the North Country Equity Growth Fund. Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of the Company, but both funds intend to seek a broader distribution of fund shares in forthcoming periods, involving, among other things, retail marketing initiatives.

In 2001, the Company established a subsidiary insurance agency, NC Financial Services, Inc., which is licensed by the State of New York to sell various insurance products, including life insurance, fixed annuities and long-term health care products. The agency is headquartered in Warrensburg, New York. It is expected that the agency ultimately will operate throughout the Company's service area from multiple Company locations.

C. SUPERVISION AND REGULATION

The following generally describes the regulation to which the Company and its affiliates are subject. Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular laws and regulations. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Additionally, as a "bank holding company" under New York State Law, the Company is subject to regulation by the New York State Banking Department. The two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The BHC Act generally prohibits the Company from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares). Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, and 48 of the 50 states permit banks headquartered in other states to branch into their states although in some cases only by acquisition of or merger with existing banks in such states. As a result of the Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. See Item 1.F., "Legislative Developments."

During 1997 and 1998, banking regulators promulgated guidelines compelling financial institutions to take special measures to ensure that their computer applications would operate properly for all dates after December 31, 1999. The Company experienced no material computer problems related to year 2000 preparedness.

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

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The regulators have established five capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The Company and each of its subsidiary banks currently qualify as "well capitalized." The year-end 2001 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

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

As the insurer of deposits, the FDIC levies assessments on the Company's banking subsidiaries, based on insured deposit levels. Since 1996, the premium paid to the FDIC by the best-rated banks (including the Company's subsidiary banks) has been a flat charge of $2 thousand per year, plus an assessment on deposits equal to the rate being paid on deposits by SAIF insured thrift institutions of equivalent risk classification. This additional SAIF related assessment amount to an additional 2.120 cents per $100 of insured deposits at year-end 2000 and 1.820 at year-end 2001.

D. COMPETITION

The Company faces intense competition in all markets it serves. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks. As a result of the Gramm-Leach-Bliley Act, such non-banking financial organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish, acquire or affiliate with commercial banks themselves.

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

F. LEGISLATIVE DEVELOPMENTS

In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which permitted bank holding companies to engage in a wider range of financial activities. Under GLBA for example, bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities. Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate "financial" subsidiaries and may themselves be required to register (and qualify to register) as so-called "financial holding companies." A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to the GLBA. The Company has not yet elected to become a "financial holding company" but continues to evaluate the opportunities provided by the GLBA. Under the new law, all financial institutions are subject to more stringent customer privacy regulations.

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

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. Since 1996, the premium paid by the best-rated banks (including the Company's subsidiary banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF"), such as the deposits of the Company's banks, are subject to assessment for payment on bond obligations financing the FDIC's Savings Association Insurance Fund ("SAIF") at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions. Accordingly, the deposits of the Company's banks were assessed an additional 1.160 cents per $100 of insured deposits in 1999, 1.220 cents per $100 of insured deposits in 1998 and an additional 1.256 cents in 1997. Beginning in 2000, the BIF and SAIF rates were equalized. For institutions with the lowest risk classification (including the Company) the BIF rate increased to 2.120 and the SAIF rate decreased from 5.800 to 2.120. The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2001 the rate had decreased to 1.820 cents per $100 of insured deposits.

Various federal bills that would significantly affect banks are introduced in Congress from time to time. The Company cannot estimate the likelihood of any currently pending banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon its financial condition or operations.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of the Company and positions held by each are presented in the following table. The officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	53	President and CEO since January 1, 1997 and President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995. Mr. Hoy has been with the Company since 1974.
John J. Murphy	50	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has served as Senior Vice President, Treasurer and CFO of the Company since 1983. Mr. Murphy has been with the Company since 1973.
Gerard R. Bilodeau	55	Senior Vice President and Secretary since 1994. Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993. Mr. Bilodeau has been with the Company since 1969.
John C. Van Leeuwen	58	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the Company since 1985.

Item 2: Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York. The building is owned by the Company's subsidiary, Glens Falls National Bank, and serves as the bank's main office. Glens Falls National Bank owns nineteen additional offices and leases three others at market rates. The Company's other subsidiary bank, Saratoga National Bank, owns its three offices. Rental costs of premises did not exceed 5% of operating costs in 2001.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.

Item 3: Legal Proceedings

The Company is not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

On an ongoing basis, the Company's subsidiary banks are the subjects of or parties to various legal claims which arise in the normal course of their business. The various pending legal claims against the subsidiary banks will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 4: Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2001.

PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, and have been restated for the November 2001 five percent stock dividend.

	Sales Price		Cash Dividends Declared
	High	Low
2000
First Quarter	$19.346	$16.667	$.181
Second Quarter	17.500	13.333	.190
Third Quarter	16.667	13.690	.190
Fourth Quarter	19.048	15.000	.200

2001
First Quarter	$22.500	$17.143	$.200
Second Quarter	24.286	18.452	.219
Third Quarter	28.457	21.952	.219
Fourth Quarter	30.000	27.250	.230

The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable legal and regulatory restrictions. See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 2,943 holders of record of common stock at December 31, 2001.

Item 6: Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2001	2000	1999	1998	1997
Interest and Dividend Income	$78,357	$75,624	$67,135	$63,033	$54,861
Interest Expense	33,172	37,368	29,266	28,142	23,887
Net Interest Income	45,185	38,256	37,869	34,891	30,974
Provision for Loan Losses	2,289	1,471	1,424	1,386	1,303
Net Interest Income After Provision for Loan Losses	42,896	36,785	36,445	33,505	29,671
Other Income [1]	10,324	10,784	9,382	8,172	8,109
Net Gains (Losses) on Securities Transactions	195	(595)	(4)	408	74
Other Expense	30,544	27,582	27,298	24,506	21,702
Income Before Provision for Income Taxes	22,871	19,392	18,525	17,579	16,152
Provision for Income Taxes	7,055	5,711	5,666	5,744	5,155
Net Income	$15,816	$13,681	$12,859	$11,835	$10,997

Earnings Per Common Share: [2]
Basic	$ 2.07	$ 1.79	$ 1.60	$ 1.43	$ 1.30
Diluted	2.04	1.78	1.58	1.41	1.29

Per Common Share: [2]
Cash Dividends	$ .87	$ .76	$ .69	$ .62	$ .54
Book Value	11.99	10.61	9.27	9.44	8.88
Tangible Book Value [3]	10.69	9.18	7.74	7.87	7.21

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,151,007	$1,081,354	$1,001,107	$939,029	$831,559
Securities Available-for-Sale	251,694	229,026	228,364	267,731	221,837
Securities Held-to-Maturity	74,956	60,580	55,467	63,016	44,082
Loans	755,124	735,769	655,820	546,126	485,810
Nonperforming Assets	3,798	2,630	2,745	3,592	4,077
Deposits	885,498	858,925	795,197	775,597	720,915
Federal Home Loan Bank Advances	115,000	85,200	85,000	45,000	---
Other Borrowed Funds	42,645	42,697	36,021	24,032	24,755
Shareholders' Equity	91,504	80,781	72,287	77,146	73,871

Selected Key Ratios:
Return on Average Assets	1.41%	1.30%	1.33%	1.36%	1.49%
Return on Average Equity	18.17	18.60	17.02	15.51	15.19
Dividend Payout	42.65	43.01	43.98	43.78	41.49

1 Other Income in 2000 includes the net gain on the sale of the credit card portfolio of $825.

2 Per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent November 2001 five percent stock dividend.

3 Tangible book value excludes from total equity intangible assets, primarily goodwill associated with branch purchases.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 2001 and the financial condition of the Company as of December 31, 2001 and 2000. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Summary of 2001 Financial Results

The Company reported net income of $15.8 million for 2001 compared to net income of $13.7 million for 2000 and $12.9 million for 1999. As indicated in the following table "Summary of Core Earnings," net income from each year was impacted by non-core items, although in none of the years was the overall impact of such items material. Net income, on a core basis, increased $2.1 million, or 15.2%, from 2000 to 2001 after increasing $620 thousand, or 4.8%, from 1999 to 2000. Diluted earnings per share (stated on a core basis) increased $.25, or 14.2%, from 2000 to 2001 and $.17, or 10.7%, from 1999 to 2000. The following analysis adjusts net income for non-core items to provide a comparative presentation of the Company's "core" earnings. Also presented are cash diluted earnings per share, which adds-back to core net income the amortization of goodwill, net of tax, associated with prior period branch purchases.

SUMMARY OF CORE EARNINGS

(In Thousands, Except Per Share Data)
	2001	2000	1999
Net Income, as Reported	$15,816	$13,681	$12,859
Non-Core Items, Net of Tax:
Net Gain on Sale of Credit Card Portfolio	---	(488)	---
OREO Transactions	(61)	(13)	47
Net Securities Transactions	(116)	348	2
Other	---	51	51
Core Net Income	$15,639	$13,579	$12,959

Diluted Earnings Per Share, Based on Reported Net Income	$ 2.04	$ 1.78	$ 1.58
Diluted Earnings Per Share, Based on Core Net Income	2.01	1.76	1.59
Cash Diluted Earnings Per Share, Based on Core Net Income [1]	2.09	1.84	1.67

Return on Average Assets	1.41%	1.30%	1.33%
Return on Average Assets, Based on Core Net Income	1.39	1.29	1.34

Return on Average Equity	18.17%	18.60%	17.02%
Return on Average Equity, Based on Core Net Income	18.00	18.46	17.15

[1] Cash Earnings Per Share adds back to core net income the amortization of goodwill, net of tax, associated with branch purchases.

At December 31, 2001, the Company's tangible book value per share (shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $10.69, an increase of $1.51, or 16.4%, from year-end 2000. The increase was primarily attributable to retained earnings and net unrealized gains, net of tax, on securities available-for-sale during 2001, offset in part by periodic repurchases of the Company's common stock. As of the last trading day of 2001, the average of the Company's bid and asked stock price was $29.40, resulting in a trading multiple of 2.75 to tangible book value.

The Board of Directors increased the quarterly cash dividend twice in 2001, to $.23 per share by the fourth quarter. Total cash dividends (as adjusted) were $.87 for 2001, compared to $.76 for 2000, an increase of $.11, or 14.5%.

Nonperforming loans amounted to $3.4 million at December 31, 2001, an increase of $1.4 million from the prior year-end. Total charged-off loans (net of recoveries) for 2001 were $1.3 million, as compared to $528 thousand for the prior year. At year-end 2001, the allowance for loan losses, at $9.7 million, represented a coverage ratio (allowance as a percentage of nonperforming loans) of 283%. The coverage ratio at the prior year-end was 425%.

Sale of Credit Card Portfolio and Servicing Business in 2000

Prior to 2000, the Company serviced its own credit card portfolio as well as the credit card portfolios for several smaller financial institutions. In 2000, the Company determined that it would no longer engage in the consumer credit card servicing business and that it would sell the business as well as its existing consumer credit card balances to MBNA America Bank, N.A., an organization widely recognized as an industry leader. The decision to discontinue this activity was driven by the fact that the consumer credit card business, including both card issuance and account servicing, has increasingly become a commodity operation that requires great scale. Management also expected that its credit card customers would receive a broader array of account benefits and services under MBNA's programs after the sale, and such has been the case. The sale, which generated a one-time nonrecurring net gain of $825 ($488 net of tax), was completed in the third quarter of 2000. The Company continues to manage its merchant credit card and debit card programs.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that are primarily responsible for the Company's results of operations for 2001 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest and dividends earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds. Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate). Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of earning assets and the net interest margin.

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2001		2000
	2001	2000	1999	Amount	%	Amount	%
Interest and Dividend Income	$80,198	$77,224	$68,485	$ 2,974	3.9%	$ 8,739	12.8%
Interest Expense	33,172	37,368	29,266	(4,196)	(11.2)	8,102	27.7
Net Interest Income	$47,026	$39,856	$39,219	$ 7,170	18.0	$ 637	1.6

On a tax-equivalent basis, net interest income was $47.0 million in 2001, an increase of $7.2 million, or 18.0%, from $39.9 million in 2000. This compared to a $637 thousand, or 1.6%, increase between 1999 and 2000. Factors contributing to this significant increase in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME

(In Thousands) (Fully Taxable Basis)

	2001 Compared to 2000			2000 Compared to 1999
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ 597	$ (154)	$ 443	$ (320)	$ 115	$ (205)
Securities Available-for-Sale:
Taxable	4	(1,268)	(1,264)	(846)	450	(396)
Non-Taxable	67	(26)	41	48	12	60
Securities Held-to-Maturity:
Taxable	2	2	4	(205)	(56)	(261)
Non-Taxable	512	34	546	412	285	697
Loans	4,081	(877)	3,204	7,990	854	8,844
Total Interest and Dividend Income	5,263	(2,289)	2,974	7,079	1,660	8,739

Interest Expense:
Deposits:
Interest-Bearing Demand Deposits	529	(1,561)	(1,032)	(14)	371	357
Regular and Money Market Savings	276	(811)	(535)	556	1,060	1,616
Time Deposits of $100,000 or More	(777)	(2,015)	(2,792)	1,150	1,445	2,595
Other Time Deposits	(231)	(628)	(859)	402	691	1,093
Total Deposits	(203)	(5,015)	(5,218)	2,094	3,567	5,661

Short-Term Borrowings	58	(578)	(520)	(120)	196	76
Long-Term Debt	1,941	(399)	1,542	1,778	587	2,365
Total Interest Expense	1,796	(5,992)	(4,196)	3,752	4,350	8,102
Net Interest Income	$3,467	$ 3,703	$ 7,170	$3,327	$(2,690)	$ 637

The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 2001, 2000 and 1999 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans, while unearned income has been eliminated.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

Arrow Financial Corporation and Subsidiaries

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Years Ended December 31	2001			2000			1999
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 19,410	$ 760	3.92%	$ 5,125	$ 317	6.19%	$ 10,696	$ 522	4.88%
Securities Available-
for-Sale:
Taxable	228,588	14,098	6.17	228,530	15,362	6.72	241,237	15,758	6.53
Non-Taxable	3,053	170	5.57	1,904	129	6.78	1,171	69	5.89
Securities Held-to-Maturity:
Taxable	593	42	7.08	560	38	6.79	3,363	299	8.89
Non-Taxable	66,278	4,528	6.83	58,779	3,982	6.77	52,496	3,285	6.26
Loans	748,318	60,600	8.10	698,059	57,396	8.22	600,719	48,552	8.08

Total Earning Assets	1,066,240	80,198	7.52	992,957	77,224	7.78	909,682	68,485	7.53
Allowance For Loan Losses	(9,038)			(8,301)			(7,316)
Cash and Due From Banks	28,850			25,802			25,245
Other Assets	36,553			41,067			40,219
Total Assets	$1,122,605			$1,051,525			$967,830
Deposits:
Interest-Bearing Demand Deposits	$ 209,719	4,384	2.09	$ 189,667	5,416	2.86	$190,185	5,059	2.66
Regular and Money Market Savings	198,573	4,739	2.39	188,303	5,274	2.80	165,299	3,658	2.21
Time Deposits of $100,000 or More	135,982	6,216	4.57	149,834	9,008	6.01	128,688	6,413	4.98
Other Time Deposits	198,745	10,067	5.07	203,116	10,926	5.38	195,335	9,833	5.03
Total Interest-Bearing Deposits	743,019	25,406	3.42	730,920	30,624	4.19	679,507	24,963	3.67

Short-Term Borrowings	34,711	1,158	3.34	33,515	1,678	5.01	36,057	1,602	4.44
Long-Term Debt	120,007	6,608	5.51	85,185	5,066	5.95	53,569	2,701	5.04
Total Interest- Bearing Funds	897,737	33,172	3.70	849,620	37,368	4.40	769,133	29,266	3.81

Demand Deposits	122,618			114,062			106,259
Other Liabilities	15,215			14,291			16,896
Total Liabilities	1,035,570			977,973			892,288
Shareholders' Equity	87,035			73,552			75,542
Total Liabilities and Shareholders' Equity	$1,122,605			$1,051,525			$967,830
Net Interest Income (Fully Taxable Basis)		47,026			39,856			39,219
Reversal of Tax Equivalent Adjustment		(1,841)			(1,600)			(1,350)
Net Interest Income		$45,185			$38,256			$37,869

Net Interest Spread			3.82%			3.38%			3.72%
Net Interest Margin			4.41%			4.01%			4.31%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS	December 31,
	2001	2000	1999
Yield on Earning Assets	7.52%	7.78%	7.53%
Cost of Interest-Bearing Liabilities	3.70	4.40	3.81
Net Interest Spread	3.82%	3.38%	3.72%
Net Interest Margin	4.41%	4.01%	4.31%

The change in net interest income due to changes in rate in 2001 was an increase of $3.7 million, as the cost of deposits and other funds decreased at a faster rate than the yield on interest-bearing assets. This contrasts sharply with the Company's experience in 2000, when the change in net interest income due to changes in rate was a decrease of $2.7 million, as the decrease in yields on interest-bearing assets outstripped the decrease in rates paid on deposits and other funds.

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

Key Interest Rate Changes 1999 - 2001
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
December 11, 2001	1.25%	1.75%	4.75%
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Company's net interest income, for the past several years, has been very sensitive to changes in interest rates. As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000. This marked a turnaround from a long period of flat or slowly-declining prevailing interest rates. The 1999 rate hikes had a moderate impact on the Company's financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on earning liabilities, as well as the Company's net interest spread and net interest margin. However, the full impact of rising rates was the primary cause of the Company's decrease in net interest income due to rates in 2000.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. By early December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points. As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, and expects that this trend will continue, for a short period, as maturing time deposits reprice at lower rates. Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. See the "Loan Portfolio" section in the discussion of "Financial Condition" later on in this Report, for a more complete analysis of yield trends in the loan portfolio.

Any further rate decreases may have a limited impact on the Company's deposit rates, both because further decreases in deposit rates may accelerate disintermediation out of the Company's deposits and because rates on several of the Company's deposit products, such as savings and NOW accounts, are already priced at such low levels that further decreases in rates may not be practical or sustainable.

The net interest margin for 2001 was 4.41%, an increase of 40 basis points from the 4.01% margin for 2000. The net interest spread between the two years increased by 44 basis points. These significant increases in margin and spread were attributable to the fact that during a period of decreasing market rates the Company's paying liabilities repriced downward at a faster rate than its earning assets. In turn, a major factor influencing this development was the relocation of a significant dollar amount of maturing time deposits into other lower cost deposit accounts, a relocation that, in many instances accompanies falling interest rates and often proves temporary.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response market rates.

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

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars in Thousands)
				Change		% Change
	2001	2000	1999	2001	2000	2001	2000
Earning Assets	$1,066,240	$992,957	$909,682	$73,283	$83,275	7.4%	9.2%
Interest-Bearing Liabilities	897,737	849,620	769,133	48,117	80,487	5.7	10.5
Demand Deposits	122,618	114,062	106,259	8,556	7,803	7.5	7.3
Total Assets	1,122,605	1,051,525	967,830	71,080	83,695	6.8	8.6
Earning Assets to Total Assets	94.98%	94.43%	93.99%	.55%	.44%	0.6	0.5

In general, changes in the volume of earning assets and interest-bearing liabilities will result in corresponding changes in net interest income. That is, as assets and liabilities increase, so will net interest income. However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates. The change in net interest income due to changes in volume was an increase of $3.5 million in 2001 and an increase of $3.3 million in 2000.

During 2001, average earning assets increased $73.3 million, an increase of 7.4%. Average paying liabilities grew at a somewhat slower pace, increasing by $48.1 million, or 5.7%. The combined effect was to increase net interest income by approximately 8.7%, before giving effect to the positive impact on net interest income resulting from the change in interest rates discussed in the previous section.

The Company experienced its growth in average earning assets principally within the loan portfolio. During 2001, the Company securitized approximately $30 million of residential real estate loan balances and retained ownership of the resulting mortgage-backed securities for the purpose of providing additional liquidity and collateral for pledging purposes. Without the securitization, increases in loan balances would have represented over 70% of the increase in average earning assets between the two years.

The fastest growing segment of the loan portfolio for several years preceding 2001 was indirect consumer loans, which are primarily auto loans financed through local dealerships from whom the Company acquires the dealer paper. While this segment still represents the largest portion of the loan portfolio, the outstanding balances of indirect loans remained little changed at year-end 2001 from year-end 2000. During 2001, adjusted for dispositions of loans through securitizations, residential real estate loans increased $32.8 million, or 15.5%. Commercial loans increased by $21.3 million, or 17.4%, representing the other area of significant growth within the loan portfolio.

The Company's growth in average paying liabilities in 2001 was experienced both in traditional banking deposit products, which increased by $26.6 million, or 3.1%, from year-end 2000 to year-end 2001, and in borrowings, which increased by $29.8 million, or 35.0%, from year-end 2000 to year-end 2001. The increase in deposit balances during 2001 was generated by the Company's pre-existing branch network. No branches were added or acquired in 2001. The primary source of new borrowings by the Company in 2001 was advances from the Federal Home Loan Bank (FHLB) (see Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report).

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

The Company experienced its growth in average earning assets during 2000 principally within the loan portfolio, which increased $97.3 million, or 16.2%. The fastest growing segment of the portfolio was indirect consumer loans. Average indirect loans increased $72.1 million, or 33.5%, from 1999 to 2000. The average balance of commercial loans increased $17.4 million, or 17.0%, during the year. The Company also experienced growth in the average balance of residential real estate loans of $8.1 million, or 4.1%, from 1999 to 2000.

While the Company experienced most of its growth in average paying liabilities from traditional banking deposit products, which increased by $51.4 million, or 7.6%, from 1999 to 2000, the greatest percentage growth in liabilities occurred in FHLB borrowings which increased by $24.6 million, or 48.2%, above the average level in the prior year. The negative impact on margins resulting from this shift in liabilities from lower to higher cost was discussed in the previous section of this Report, "Change in Net Interest Income Due to Rates." The increase in deposit balances during 2000 occurred in the Company's existing branch network, with the only physical expansion during 2000 being the addition of a drive-up office in the Ticonderoga market.

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this report under Item 7.C. "Financial Condition."

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

Management considers its accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Company's results of operations. See Note 1 to the consolidated financial statements, as well as the discussion below, for a description of the Company's policy with respect to estimating the level of the allowance for loan losses.

Through the provision for loan losses, an allowance (reserve) is maintained for estimated loan losses. Actual loan losses are charged against this allowance when loans are deemed uncollectible. In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' financial conditions or prospects.

The determination of actual provisions for loan losses on an ongoing basis is largely influenced by the prevailing level of nonperforming loans, the level of loans actually charged-off against the allowance for loan losses during the prior periods, contemporary changes in the mix and volume of loan categories within the loan portfolio and overall changes in the size of the portfolio.

The provision for loan losses was $2.3 million for 2001, an increase of $818 thousand, or 55.6%, from 2000. The increase from 2000 reflected increases in net charge-offs and nonperforming loans as well as an increase in total loans outstanding.

During 2001, loan losses charged against the allowance, net of recoveries, were $1.3 million, an increase of $768 thousand, or 145%, from the prior year amount. During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan. Management believes that the factors leading to this charge-off are unique and isolated and are not indicative of any emerging pattern of increasing charge-offs above historical levels. However, if the current economic recession continues or worsens, management anticipates that net charge-offs will exceed the levels experienced in recent years. Net charge-offs as a percentage of average loans outstanding was .17% for 2001. The provision for loan losses, as a percentage of average loans outstanding was .31% for 2001. Net charge-offs, on an annualized basis, for the Company's peer group at September 30, 2001 was .26% of average loans, or 52.9% higher than the Company's ratio.

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000. The increase is primarily attributable to two commercial loans, totaling $1.6 million, which were placed on nonaccrual status during the fourth quarter of 2001. The allowance for loan losses at December 31, 2001, includes a specific reserve of $800 thousand for these two loans.

At December 31, 2001, the allowance for loan losses was $9.7 million, or 1.29%, of total loans, as compared to $8.7 million, or 1.19% of total loans at December 31, 2000. The allowance for loan losses represented 283% of the amount of nonperforming loans at that date.

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

The quality of the Company's loan portfolio remains strong and, to date, has not been negatively affected either by the loan growth experienced in recent periods or by the recent weakening in the national and regional economy. At period-end, the ratio of nonperforming loans (loans 90 days or more and accruing interest plus nonaccrual loans) as a percentage of total loans was .46% for the Company. The September 30, 2001 ratio for the Company's peer group was .79%.

While management believes that the 2001 year-end allowance was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2001	2000	1999	1998	1997
Loans at End of Period	$ 755,124	$ 735,769	$ 655,820	$546,126	$485,810
Average Loans	748,318	698,059	600,719	514,348	439,103
Total Assets at End of Period	1,151,007	1,081,354	1,001,107	939,029	831,599

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	87	94	50	191	119
Commercial Loans	1,610	161	147	671	1,951
Residential Real Estate Loans	469	572	873	1,049	1,017
Consumer Loans	1,034	930	720	359	234
Total Nonaccrual Loans	3,200	1,757	1,790	2,270	3,321

Loans Past Due 90 or More Days and
Still Accruing Interest	238	298	307	657	363
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	3,438	2,055	2,097	2,927	3,684
Repossessed Assets	66	150	62	38	78
Other Real Estate Owned	294	425	586	627	315
Total Nonperforming Assets	$ 3,798	$ 2,630	$ 2,745	$3,592	$ 4,077

Allowance for Loan Losses:
Balance at Beginning of Period	$ 8,727	$ 7,784	$ 6,742	$6,191	$ 5,581
Allowance Acquired	---	---	---	---	700
Loans Charged-off:
Commercial, Financial
and Agricultural	(653)	(42)	(75)	(166)	(596)
Real Estate - Commercial	---	(20)	(33)	(43)	---
Real Estate - Construction	(2)	(2)	---	---	---
Real Estate - Residential	(103)	(29)	(64)	(133)	(121)
Installment Loans to Individuals	(883)	(764)	(861)	(836)	(881)
Total Loans Charged-off	(1,641)	(857)	(1,033)	(1,178)	(1,598)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	65	34	326	19	27
Real Estate - Commercial	16	15	18	---	2
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	21	11	12	23	3
Installment Loans to Individuals	243	269	295	301	173
Total Recoveries of Loans Previously Charged-off	345	329	651	343	205
Net Loans Charged-off	(1,296)	(528)	(382)	(835)	(1,393)
Provision for Loan Losses
Charged to Expense	2,289	1,471	1,424	1,386	1,303

Balance at End of Period	$ 9,720	$ 8,727	$ 7,784	$6,742	$ 6,191

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage
of Average Loans	.17%	.08%	.06%	.16%	.32%
Provision for Loan Losses as a Percentage of Average Loans	.31	.21	.24	.27	.30
Allowance for Loan Losses as a Percentage of Period-end Loans	1.29	1.19	1.19	1.23	1.27
Allowance for Loan Losses as a Percentage of Nonperforming Loans	282.72	424.67	371.20	230.32	168.05
Nonperforming Loans as a Percentage of Period-end Loans	.46	.28	.32	.54	.76
Nonperforming Assets as a Percentage of Period-end Total Assets	.33	.24	.27	.38	.49

III. OTHER INCOME

The majority of other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other "core" or recurring fee income. Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)
				Change from Prior Year
	December 31,			Amount		Percent
	2001	2000	1999	2001	2000	2001	2000
Income from Fiduciary Activities	$ 4,059	$ 3,681	$ 3,283	$ 378	$ 398	10.3%	12.1%
Fees for Other Services to Customers	5,302	5,222	4,799	80	423	1.5	8.8
Net Gains (Losses) on Securities Transactions	195	(595)	(4)	790	(591)	---	---
Net Gain on Sale of Credit Card Portfolio	---	825	---	(825)	825	---	---
Other Operating Income	963	1,056	1,300	(93)	(244)	(8.8)	(18.8)
Total Other Income	$10,519	$10,189	$ 9,378	$ 330	$ 811	3.2	8.6

Total other income increased $330 thousand, or 3.2%, from 2000 to 2001. Without regard to net securities transactions and the net gain on the sale of the credit card portfolio, total other income was $10.3 million for 2001 and $10.0 million for 2000, an increase of $365 thousand, or 3.7%.

For 2001, income from fiduciary activities increased $378 thousand, or 10.3%, from 2000. The increase was in large part attributable to an increase in the number of trust accounts under administration and investment management. At year-end 2001, the market value of assets under trust administration and investment management amounted to $699.0 million, a decrease of $46.1 million, or 6.2%, from year-end 2000. The decrease in the market value of assets under trust administration and investment management principally reflects the general decline in the equity market conditions during 2001.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds reached a market value of $82.5 million at December 31, 2001. The funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects that the funds will be offered on a retail basis at some point in the future. The funds also include accounts for the Company's pension plan, with a market value of $12.0 million at December 31, 2001.

Fees for other services to customers include deposit service charges, credit card merchant processing fees, safe deposit box fees and loan servicing fees. These fees amounted to $5.3 million in 2001, an increase of $80 thousand, or 1.5%, from 2000.

During 2001, the Company realized net securities gains of $195 thousand on the sale of $13.5 million from its available-for-sale portfolio.

In the past, the primary component of other operating income was fees earned on servicing credit card portfolios for correspondent banks. With the sale of the credit card portfolio at the end of the third quarter of 2000, the Company also discontinued servicing credit card portfolios for most of its correspondent banks. Thus, income from servicing credit card portfolios decreased significantly between the two years, falling to $224 thousand in 2001 from $486 thousand in 2000. Beginning in 2002, the Company will discontinue servicing the remainder of the correspondent banks' portfolios. Other operating income also includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues. For 2001, other operating income decreased $93 thousand, or 8.8%. Disregarding the credit card servicing component, other operating income actually increased by $169 thousand, or 29.6%. The increase was primarily attributable to data processing servicing fee income received from one upstate New York bank.

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

In the past, the primary component of other operating income was fees earned on servicing credit card portfolios for correspondent banks. With the sale of the credit card portfolio at the end of the third quarter of 2000, the Company also discontinued servicing credit card portfolios for most of its correspondent banks. Income from servicing credit card portfolios amounted to $486 thousand (for nine months) in 2000 and $504 thousand for a full year in 1999. For 2000, other operating income decreased $244 thousand, or 18.8%. Only a small part of this decrease was attributable to the discontinuation of servicing correspondents' credit card portfolios. As discussed above, the discontinuation of this business had a much greater negative effect on other operating income in 2001 (although this income reduction was offset by corresponding decreases in related expense). Most of the decrease in other operating income between 1999 and 2000 was attributable to a nonrecurring event in the 1999 period, which was an award from a federally funded program to encourage lending in designated economically deprived areas. On a recurring basis, other operating income increased $39 thousand, or 3.8%, from 1999 to 2000. The increase was primarily attributable to a gain on the sale of other real estate owned and increased Canadian exchange fee income.

IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company. The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

				Change from Prior Year
	Year Ended December 31,			Amount		Percent
	2001	2000	1999	2001	2000	2001	2000
Salaries and Employee Benefits	$17,233	$15,592	$15,160	$1,641	$ 432	10.5%	2.8%
Occupancy Expense of Premises, Net	2,248	1,978	1,830	270	148	13.7	8.1
Furniture and Equipment Expense	2,462	2,466	2,435	(4)	31	(0.2)	1.3
Other Operating Expense	8,601	7,546	7,873	1,055	(327)	14.0	(4.2)
Total Other Expense	$30,544	$27,582	$27,298	$2,962	$ 284	10.7	1.0

Other expense for 2001 amounted to $30.5 million, an increase of $3.0 million, or 10.7%, from 2000.

One comparative measure of operating expenses for financial institutions is the efficiency ratio. The ratio is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income. Excluded from the components are goodwill amortization and any non-recurring items. For 2001, the efficiency ratio for the Company was 51.7%. The Federal Reserve Bank's "Bank Holding Company Peer Report" does not exclude goodwill amortization. On that basis, the Company's ratio was 53.4%, which compares favorably to the year-to-date ratio for the Company's peer group of 61.3% as of September 30, 2001.

Salaries and employee benefits increased $1.6 million, or 10.5%, from 2000 to 2001. Salaries increased $655 thousand, or 5.8%, from 2000 to 2001. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees in 2001 principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. Employee benefits increased $986 thousand, or 22.5% during the period. In 2001, all categories of employee benefits experienced increases from 2000, including $184 thousand for pension plan expenses, $263 thousand related to health and similar benefit plans and $476 thousand related to incentive compensation plans.

Occupancy expense increased $270 thousand, or 13.7%, from 2000 to 2001. Most of the increase was attributable to increased costs in building maintenance and insurance. Furniture and equipment expense decreased slightly by $4 thousand, or 0.2%, from 2000 to 2001. Other operating expense increased $1.1 million, or 14.0%, from 2000 to 2001. Areas of other expense experiencing the greatest increases were advertising ($141 thousand), supplies ($156 thousand), legal and other professional fees ($162 thousand) and the cost of third party computer processing for trust operations ($429 thousand).

Amortization of goodwill is a component of other operating expense. Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 would continue to be amortized, as in prior periods. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. However, issuance of a final opinion with respect to this matter is not presently expected until the fourth quarter of 2002.

Other expense for 2000 amounted to $27.6 million, an increase of $284 thousand, or 1.0%, from 1999. All components of other expense were impacted to some extent by the third quarter sale of the credit card portfolio and winding down the operations of the credit card department, which generally served to keep the overall increase in other expense to a minimal level. The two senior employees of the credit card department retired at the end of 2000. Most of the other employees were redeployed in other areas of the Company's operations to replace retiring or departing employees in those areas. Most other operating expenses associated with the credit card department were discontinued effective upon the sale.

Salaries and employee benefits increased $432 thousand, or 2.8%, from 1999 to 2000. Employee benefits increased $66 thousand, or 1.5% during the period. Salaries increased $366 thousand, or 3.4%, from 1999 to 2000. Most of the increase was attributable to normal merit pay increases.

Occupancy expense increased $148 thousand, or 8.1%, from 1999 to 2000. Most of the increase was attributable to maintenance and depreciation expense on capital improvements at the six branches acquired from Fleet in 1997, as well as the new drive-up branch in Ticonderoga. Furniture and equipment expense increased slightly by $31 thousand, or 1.3%, from 1999 to 2000. Other operating expense decreased $327 thousand, or 4.2%, from 1999 to 2000. The decrease was attributable to an item of nonrecurring expense in 1999. On a recurring basis, other operating expense was essentially unchanged from 1999.

V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)
	Years Ended December 31,
	2001	2000	1999
Provision for Income Taxes	$7,055	$5,711	$5,666
Effective Tax Rate	30.8%	29.5%	30.6%

The provisions for federal and state income taxes amounted to $7.1 million for 2001 and $5.7 million for each of the years 2000 and 1999. The effective income tax rates for 2001, 2000 and 1999 were 30.8%, 29.5% and 30.6%, respectively. The increase in the effective tax rate from 2000 to 2001 was attributable to the greater proportionate increase in taxable income over tax-exempt income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss. At December 31, 2001, the Company held no trading securities.

Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 2001, 2000 and 1999.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	December 31,
	2001	2000	1999
U.S. Treasury and Agency Obligations	$ 6,754	$ 29,491	$ 38,251
State and Municipal Obligations	10,248	1,904	404
Collateralized Mortgage Obligations	77,500	51,140	69,350
Other Mortgage-Backed Securities	137,809	127,437	107,190
Corporate and Other Debt Securities	11,432	12,197	6,906
Mutual Funds and Equity Securities	7,951	6,857	6,263
Total	$251,694	$229,026	$228,364

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

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 2001. CMO's and other mortgage-backed securities are included in the table based on their expected average lives. Mutual funds and equity securities, which have no stated maturity, are included in the after 10 year category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 1,527	$ 5,227	$ ---	$ ---	$ 6,754
State and Municipal Obligations	414	8,900	---	934	10,248
Collateralized Mortgage Obligations	17,718	59,782	---	---	77,500
Other Mortgage-Backed Securities	6,498	94,408	33,856	3,047	137,809
Corporate and Other Debt Securities	---	10,432	1,000	---	11,432
Mutual Funds and Equity Securities	---	---	---	7,951	7,951
Total	$26,157	$178,749	$34,856	$11,932	$251,694

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 2001.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	6.48%	6.79%	---%	---%	6.72%
State and Municipal Obligations	6.58	3.82	---	7.84	4.27
Collateralized Mortgage Obligations	6.40	4.80	---	---	5.16
Other Mortgage-Backed Securities	6.88	6.04	6.17	6.82	6.13
Corporate and Other Debt Securities	---	7.34	5.37	---	7.16
Mutual Funds and Equity Securities	---	---	---	5.92	5.92
Total	6.49	5.54	6.14	6.10	5.75

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2001. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2001 and 2000, the weighted average maturity was 4.2 and 4.5 years, respectively, for debt securities in the available-for-sale portfolio. At December 31, 2001, the net unrealized gain on securities available-for-sale amounted to $2.7 million. The net unrealized gain or loss, net of tax on such securities, is reflected in accumulated other comprehensive income/loss. The net unrealized gain at December 31, 2001 represents a $2.9 million increase in net unrealized gain since December 31, 2000 and is primarily attributable to falling interest rates during 2001.

For further information regarding the Company's portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Securities Held-to-Maturity:

The following table sets forth the carrying value of the Company's portfolio of securities held-to-maturity for each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)
	December 31,
	2001	2000	1999
State and Municipal Obligations	$74,956	$60,580	$55,467

For information regarding the fair value at December 31, 2001, of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 2001.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$7,601	$15,990	$49,637	$ 1,728	$74,956

The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 2001.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	5.38%	7.41%	6.56%	8.20%	6.66%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2001. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2001, 2000 and 1999, the Company sold no securities from the held-to-maturity portfolio. The weighted-average maturity of the held-to-maturity portfolio was 6.4 years and 7.6 years at December 31, 2001 and 2000, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS

(Dollars In Thousands)
	December 31,
	2001		2000		1999		1998		1997
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 74,026	10	$ 60,850	8	$ 46,818	7	$ 35,961	6	$ 46,124	9
Real Estate - Commercial	79,337	11	70,129	10	66,273	10	58,420	11	50,680	10
Real Estate - Construction	8,036	1	5,063	1	4,505	1	3,406	1	2,072	1
Real Estate - Residential	259,883	34	265,325	36	252,660	39	238,425	44	208,258	43
Indirect Loans	315,046	42	314,871	42	257,068	39	178,969	33	141,672	29
Other Installment Loans to Individuals	18,796	2	19,531	3	28,496	4	30,945	5	37,004	8
Total Loans	755,124	100	735,769	100	655,820	100	546,126	100	485,810	100
Allowance for Loan Losses	(9,720)		(8,727)		(7,784)		(6,742)		(6,191)
Total Loans, Net	$745,404		$727,042		$648,036		$539,384		$479,619

In the four years prior to 2001, the Company experienced strong growth in the area of indirect loans. Indirect loans are almost entirely auto vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. In 2001, however, this sector of the portfolio remained flat, as the balance at year-end 2001 was essentially unchanged from December 31, 2000. As a percentage of total loans, indirect loans equalled 42% for both years. During 2001, normal amortization and prepayments offset new originations, each amounting to approximately $146 million, or 46% of the outstanding balances. Prepayments accelerated in 2001 as manufacturers offered attractive incentives during the fall of 2001.

Residential real estate loans represented the second largest segment at year-end 2001, at 34% of total loans. This segment decreased $5.5 million, or 2.1%, from the prior year-end. Originations exceeded repayments by approximately $25 million, however, the portfolio declined slightly due to the $30 million in loan securitizations cited earlier in this report. The loans securitized in 2001 were not sold, but were transferred to the Company's securities available-for-sale portfolio.

In 2001, for the third year in a row, the Company experienced significant growth in commercial and commercial real estate loans outstanding. At December 31, 2001 these loans had increased $22.4 million, or 17.1%, over year-end 2000 levels. These loans represented 21% of total loans outstanding, increasing from 18% at year-end 2000.

During 2000, as in the preceding four years, the Company experienced strong growth in the area of indirect loans. Compared to year-end 1999, these loans had increased $57.8 million at year-end 2000, or 22.5%, and represented the largest segment of the Company's loan portfolio, constituting 42% of total loans. Residential real estate loans, the second largest segment at year-end 2000, at 36% of total loans, increased $12.7 million, or 5.0%, from the prior year-end. The Company also experienced growth in its commercial and commercial real estate loans outstanding. At December 31, 2000 these loans had increased $17.9 million, or 15.8%, over year-end 1999 levels.

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

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Commercial and Commercial Real Estate	$151,742	$148,575	$145,923	$138,097	$133,078
Residential Real Estate	210,656	205,973	203,936	208,322	209,623
Home Equity	29,013	29,089	29,469	29,444	29,178
Indirect Consumer Loans	321,265	324,330	326,138	321,652	311,953
Other Consumer Loans	41,592	42,000	42,313	43,580	43,505
Total Loans	$754,268	$749,967	$747,779	$741,095	$727,337

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Commercial and Commercial Real Estate	20.1%	19.8%	19.5%	18.6%	18.3%
Residential Real Estate	27.9	27.5	27.3	28.1	28.8
Home Equity	3.8	3.9	3.9	4.0	4.0
Indirect Consumer Loans	42.6	43.2	43.6	43.4	42.9
Direct Consumer Loans	5.6	5.6	5.7	5.9	6.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Commercial and Commercial Real Estate	7.99%	8.28%	8.69%	9.11%	9.34%
Residential Real Estate	7.43	7.58	7.73	7.79	7.65
Home Equity	7.29	7.83	8.44	9.02	9.11
Indirect Consumer Loans	7.96	8.14	8.24	8.15	8.09
Direct Consumer Loans	9.07	9.20	9.33	9.13	9.10
Total Loans	7.85	8.06	8.26	8.32	8.29

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. There is a time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio. As discussed above in this Report in the section entitled "Changes in Net Interest Income Due to Rate," prevailing interest rates, after increasing steadily throughout 2000, decreased steadily in 2001 in response to the Federal Reserve Board's sizable rate-cutting actions during all four quarters of 2001. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes, although the decrease in average yields on loans and other earning assets has lagged behind the decrease in average rates paid on deposits. Nevertheless, loan yields did generally begin to fall over the second half of 2001. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 2001. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within 1 Year" maturity category. All of the real estate - construction loans are for single family houses where the Company has made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$25,273	$23,111	$25,642	$74,026
Real Estate - Construction	---	---	8,036	8,036
Total	$25,273	$23,111	$33,678	$82,062

Fixed Interest Rates	$ 7,693	$20,447	$18,990	$47,130
Variable Interest Rates	17,580	2,664	14,688	34,932
Total	$25,273	$23,111	$33,678	$82,062

COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because the commitments were not yet funded. As of December 31, 2001, the total contingent liability for standby letters of credit amounted to $1.2 million. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2001, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $108.7 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, closed-end loans must generally be charged-off when 120 days past due. Open-end credits and residential real estate loans should be charged-off when 180 days past due. Commercial loans are evaluated for charge-off on a loan-by-loan basis. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2001.

Loans past due 90 days or more and still accruing interest, as identified in the following table, are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

SFAS No. 114 requires that all impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all restructured loans. Reserves for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

The Company's nonperforming loans at year-end for the last five years were as follows:

SCHEDULE OF NONPERFORMING LOANS

(Dollars In Thousands)

	December 31,
Nonaccrual Loans:	2001	2000	1999	1998	1997
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	87	94	50	191	119
Commercial Loans	1,610	161	147	671	1,951
Residential Real Estate Loans	469	572	873	1,049	1,017
Consumer Loans	1,034	930	720	359	234
Total Nonaccrual Loans	3,200	1,757	1,790	2,270	3,321
Loans Past Due 90 Days or More
and Still Accruing Interest	238	298	307	657	363
Restructured Loans in Compliance
with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	$3,438	$2,055	$2,097	$2,927	$3,684

Total Nonperforming Loans
as a Percentage of Period-End Loans	.46%	.28%	.32%	.54%	.76%

At December 31, 2001, two commercial loans were considered impaired loans under SFAS No. 114 with a recorded investment of $1.6 million, an allowance for loan losses of $800 thousand and a net carrying amount of $800 thousand. These loans were included in nonaccrual loans in the schedule of nonperforming loans above. There were no impaired loans at December 31, 2000 or 1999 within the scope of SFAS No. 114.

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000. The increase was attributable to two commercial loans, totaling $1.6 million, which were placed on nonaccrual status during the fourth quarter of 2001. The allowance for loan losses, at December 31, 2001, included a specific reserve of $800 thousand for these two loans. Total nonperforming loans, at year-end 2001, represented .46% of period-end loans, an increase from .28% at year-end 2000. The ratio of nonperforming loans to average loans for the Company's peer group at September 30, 2001 was .79%, or 71.7% higher than the Company's ratio at December 31, 2001.

During 2001 income recognized on year-end balances of nonaccrual loans was $189 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $258 thousand.

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

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to commercial loans that are either past due or fully performing loans which may exhibit certain characteristics that could reflect a potential weakness. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due. Because of this approach toward placing commercial loans on nonaccrual status, the Company normally does not identify any significant number of potential problem loans in its portfolio that do not otherwise meet one of the classifications discussed above (e.g., nonaccrual, troubled debt restructurings). At year-end 2001, the Company had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem. A portion of this commercial credit, totaling $850 thousand, had been placed on nonaccrual status, while the remaining amount of the credit, totaling $2.4 million, was identified as a potential problem loan.

The balance of other non-current loans to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $6.4 million at December 31, 2001 and represented 0.85% of loans outstanding at that date. These non-current loans were composed of approximately $4.8 million of consumer loans, principally indirect motor vehicle loans, $1.1 million of residential real estate loans and commercial loans of $.5 million.

The overall level of the Company's performing loans which demonstrate characteristics of potential weakness from time to time is for the most part dependent on economic conditions in northeastern New York State. In general, the economy in the Company's geographic market area was relatively strong in the 1997-2000 period. As the country slid into a mild recession in 2001, the economic downturn was not as severe in northeastern New York State. In the "Capital District" in and around Albany and north of the Capital District, in the Company's principal service areas, unemployment remained below the national average, although the total number of jobs decreased slightly over the past year. Unemployment remains above the national average in Essex County, near the Canadian border, even though the total number employed increased slightly.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section II.a. of this report. For a further discussion, see Note 25 to the Consolidated Financial Statements in Part II, Item 8 of this report.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of real property acquired in foreclosure. OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost. The Company establishes allowances for OREO losses. The allowances are established and monitored on a property by property basis and reflect management's ongoing estimate of the difference between the property's estimated fair value less costs to sell and cost, when the estimated fair value less costs to sell is less than cost. For all periods, all OREO was held for sale.

DISTRIBUTION OF OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)
	December 31,
	2001	2000	1999	1998	1997
Single Family 1 - 4 Units	$ 294	$ 425	$ 586	$ 540	$ 227
Commercial Real Estate	---	---	---	86	86
Construction	---	---	---	1	2
Other Real Estate Owned, Net	$ 294	$ 425	$ 586	$ 627	$ 315

The following table summarizes changes in the net carrying amount of other real estate owned for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2001	2000	1999	1998	1997
Balance at Beginning of Year	$ 425	$ 586	$ 627	$ 315	$ 136
Properties Acquired Through Foreclosure	222	554	592	679	307
Writedown of Properties Previously Foreclosed	(6)	---	(24)	---	---
Sales	(347)	(715)	(609)	(367)	(128)
Balance at End of Year	$ 294	$ 425	$ 586	$ 627	$ 315

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)
	2001	2000	1999	1998	1997
Balance at Beginning of Year	$---	$ 24	$ 59	$ 65	$108
Writedowns of Properties Previously Foreclosed	6	---	24	---	---
Charge-Offs	---	(24)	(59)	(6)	(43)
Balance at End of Year	$ 6	$ ---	$ 24	$ 59	$ 65

During 2001, the Company acquired five properties totaling $222 thousand through foreclosure. Also during the year, the Company sold five properties with a carrying amount of $290 thousand for a net gain of $103 thousand. The Company received other payments on foreclosed properties of $57 thousand.

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

III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio. All significant loans (primarily commercial and commercial real estate loans) are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly. Additionally, regulatory examiners perform periodic examinations of the Company's loan portfolios and report on these examinations to management. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs.

Through the provision for loan losses, an allowance (reserve) is maintained for estimated loan losses. Actual loan losses are charged against this allowance when they are identified. In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook and financial condition and prospects.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2001	2000	1999	1998	1997
Commercial, Financial and Agricultural	$2,922	$2,026	$1,696	$1,219	$1,972
Real Estate-Commercial	731	507	276	505	219
Real Estate-Construction	---	---	---	---	17
Real Estate-Residential Mortgage	997	1,322	1,295	1,529	902
Installment Loans to Individuals	4,012	4,160	3,823	3,308	2,882
Unallocated	1,058	712	694	181	199
Total	$9,720	$8,727	$7,784	$6,742	$6,191

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2001	2000	1999	1998	1997
Commercial, Financial and Agricultural	10%	8%	7%	6%	9%
Real Estate-Commercial	11	10	10	11	10
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	34	36	39	44	43
Installment Loans to Individuals	44	45	43	38	37
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2001		2000		1999
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$122,618	--%	$114,062	--%	$106,259	--%
Interest-Bearing Demand Deposits	209,719	2.09	189,667	2.86	190,185	2.66
Regular and Money Market Savings	198,573	2.39	188,303	2.80	165,299	2.21
Time Deposits of $100,000 or More	135,982	4.57	149,834	6.01	128,688	4.98
Other Time Deposits	198,745	5.07	203,116	5.38	195,335	5.03
Total Deposits	$865,637	2.93	$844,982	3.62	$785,766	3.18

Average deposit balances increased $20.7 million, or 2.4%, from 2000 to 2001. Deposit growth originated from the Company's existing branch network. No branches were acquired or added in 2001.

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

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)
	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Demand Deposits	$127,021	$131,365	$118,447	$113,390	$117,289
Interest-Bearing Demand Deposits	242,948	203,338	196,878	195,256	195,498
Regular and Money Market Savings	204,514	202,618	196,381	190,581	190,562
Time Deposits of $100,000 or More	118,678	123,042	145,807	156,966	158,008
Other Time Deposits	199,234	198,342	197,486	199,931	204,467
Total Deposits	$892,395	$858,705	$854,999	$856,124	$865,824

The Company typically experiences seasonally high balances in the first and last quarters of the year due to the cyclicality of municipal deposits which typically are included in time deposits of $100,000 or more. In comparing average deposits for the fourth quarters of 2001 and 2000, balances increased $26.6 million, or 3.1%. All categories of non-maturity deposits increased between the two quarters. As is typical in falling rate environments, many depositors placed maturing time deposits in non-maturity deposits during the third and fourth quarters of 2001, presumably as a temporary investment until rates start to rise again. This was also true for the Company's municipal depositors who also maintained high balances in NOW accounts at year-end 2001 compared to year-end 2000. The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Demand Deposits	14.2%	15.3%	13.9%	13.2%	13.6%
Interest-Bearing Demand Deposits	27.2	23.7	23.0	22.8	22.6
Regular and Money Market Savings	22.9	23.6	23.0	22.3	22.0
Time Deposits of $100,000 or More	13.3	14.3	17.0	18.3	18.2
Other Time Deposits	22.4	23.1	23.1	23.4	23.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2001	Sep 2001	Jun 2001	Mar 2001	Dec 2000
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.64	1.89	2.34	2.66	3.00
Regular and Money Market Savings	1.74	2.30	2.66	2.93	2.95
Time Deposits of $100,000 or More	3.15	4.06	4.90	5.82	6.33
Other Time Deposits	4.37	4.79	5.45	5.73	5.67
Total Deposits (Including Non-Interest-Bearing)	2.24	2.68	3.24	3.66	3.82

In general, rates paid by the Company on its various types of deposit accounts are influenced by the rates being offered or paid by its competitors, which themselves are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board. There typically is a time lag between the Federal Reserve's actions undertaken to influence rates and the actual repricing of deposit liabilities by the Company, but the lag is shorter in duration than the lag for loans and other earning assets. As a result of the eleven rate decreases by the Federal Reserve Board beginning early in January 2001, the Company experienced a decrease in the cost of deposits in each of the quarters in 2001.

If, as many believe, the Federal Reserve Board concludes that the 2001 recession is over and the Board initiates no further rate decreases, the Company may experience some further limited decreases in time deposit rates, but continuing decreases in loan yields may be somewhat greater and may occur over a longer period of time. This may lead to downward pressures on both net interest income and net interest margin.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2001 are presented below. (In Thousands)

Maturing in:
Under Three Months	$ 75,843
Three to Six Months	11,238
Six to Twelve Months	12,228
2003	3,382
2004	4,451
2005	100
2006 and Beyond	1,781
Total	$109,023

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $56.6 million at December 31, 2001. There were no advances under either line at December 31, 2001. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.

In addition, the Company has in place modest borrowing facilities from correspondent banks and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding. Also, the Company's lead bank has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances. At December 31, 2001, the amount available under this facility was $124.4 million. There were no advances outstanding at December 31, 2001. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of cash flows from the Company's investment securities portfolio, particularly mortgage-backed securities, and loans, a stable core deposit base and significant borrowing capacity, the Company believes that liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $91.5 million at December 31, 2001, an increase of $10.7 million, or 13.3%, from the prior year-end. The increase in shareholders' equity during 2001 primarily reflected $9.2 million of retained earnings and an increase of $1.8 million related to net unrealized gains and losses, net of tax, on securities available-for-sale, partially offset by $1.8 million of periodic repurchases of the Company's common stock.

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

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are the so-called risk-based capital measures. Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity and capital securities issued by the Company's subsidiary business trust less intangible assets. Total capital, for this risk-based capital standard, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of the Company's allowance for loan losses.

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

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 2001:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	11.3%	11.8%	9.9%
Total Risk-Based Capital Ratio	12.5	13.1	13.9
Tier 1 Leverage Ratio	7.5	7.6	8.1

At December 31, 2001, the Company and both of its subsidiary banks exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I, Item C. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2001, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the Company, without special regulatory approval, was approximately $19.2 million. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5 "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS

The Company reported net income of $4.4 million for the fourth quarter of 2001, an increase of $794 thousand, or 22.3%, from the fourth quarter of 2000. Diluted earnings per common share for the respective quarters was $.56 and $.46, respectively. The increase in earnings was primarily attributable to a $2.9 million increase in net interest income, offset in part by an increase of $1.2 million in non-interest expense. The factors contributing to the quarter-to-quarter increase in net income and changes in financial condition are included with the discussion of the year-to-year changes in this report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)
	For the Quarter Ended December 31,
	2001	2000
Interest and Dividend Income	$19,360	$19,682
Interest Expense	6,851	10,029
Net Interest Income	12,509	9,653
Provision for Loan Losses	767	331
Net Interest Income after Provision for Loan Losses	11,742	9,322
Other Income	2,624	2,512
Other Expense	8,057	6,866
Income Before Provision for Income Taxes	6,309	4,968
Provision for Income Taxes	1,948	1,401
Net Income	$ 4,361	$ 3,567

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	7,622	7,614
Diluted	7,802	7,682
Basic Earnings Per Common Share	$ .57	$ .47
Diluted Earnings Per Common Share	.56	.46
Diluted Earnings Per Common Share, Based on Core Earnings [2]	.56	.46
Diluted Earnings Per Common Share, Based on Cash Earnings [3]	.58	.48
Cash Dividends Per Common Share	.23	.20

AVERAGE BALANCES:
Assets	$1,155,623	$1,078,142
Earning Assets	1,100,543	1,020,504
Loans	754,268	727,337
Deposits	892,395	865,824
Shareholders' Equity	92,016	78,169

SELECTED RATIOS (Annualized):
Return on Average Assets	1.50%	1.32%
Return on Average Assets, Based on Core Earnings [2]	1.50%	1.31%
Return on Average Equity	18.80%	18.15%
Return on Average Equity, Based on Core Earnings [3]	18.86%	18.08%
Net Interest Margin [4]	4.70%	3.92%

Net Charge-offs to Average Loans	.15%	.04%
Provision for Loan Losses to Average Loans	.40%	.18%

1 Share and Per Share amounts have been restated for the November 2001 five percent stock dividend.

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

The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Company does not make use of derivatives, such as interest rate swaps, in its risk management process.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. A parallel and pro rata shift in rates over a 12 month period is assumed. Applying the simulation model analysis as of December 31, 2001, a 200 basis point increase in interest rates demonstrated a 2.48% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 0.85% increase in net interest income. These amounts were within the Company's ALCO policy limits. Basically, the inverse relationship between changes in prevailing rates and net interest income reflects the fact that the Company's liabilities and sources of funds reprice more quickly than its earning assets.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. As noted elsewhere in this Report, the Federal Reserve Board took certain actions throughout 2001 to decrease the prevailing interest rates, after a 12-18 month period of increasing interest rates. Management believes it likely that rates will begin to rise later in 2002. Although management believes that the increase in prevailing interest rates will have a negative impact on net interest margin and net interest income, it is not able to predict with certainty what the magnitude of that effect would be.

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

Item 8: Financial Statements and Supplementary Data

The following audited financial statements and supplementary data are submitted herewith:

Report of Management

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

Supplementary Data: (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2001 and 2000

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

The independent auditors conduct an annual audit of the Company's consolidated financial statements to enable them to express an opinion as to the fair presentation of the statements. In connection with the audit, the independent auditors consider internal control, to the extent they consider necessary to determine the nature, timing and extent of their auditing procedures. The Company also has an internal auditor who reports directly to the Audit Committee of the Board of Directors, whose members are all non-employee directors. The Audit Committee meets with management, the internal auditor and the independent auditors in conjunction with its review of matters relating to the consolidated financial statements. The independent auditors and the internal auditor meet with and have complete access to the Audit Committee without the presence of management.

/s/ Thomas L. Hoy /s/ John J. Murphy

Thomas L. Hoy John J. Murphy

President and Executive Vice President,

Chief Executive Officer Treasurer and

Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW FINANCIAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

January 29, 2002

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2001	2000
ASSETS
Cash and Due from Banks	$ 27,944	$ 26,612
Federal Funds Sold	14,000	---
Cash and Cash Equivalents	41,944	26,612

Securities Available-for-Sale	251,694	229,026
Securities Held-to-Maturity (Approximate Fair
Value of $75,786 in 2001 and $61,922 in 2000)	74,956	60,580

Loans	755,124	735,769
Allowance for Loan Losses	(9,720)	(8,727)
Net Loans	745,404	727,042

Premises and Equipment, Net	13,095	12,395
Other Real Estate and Repossessed Assets, Net	360	575
Other Assets	23,554	25,124
Total Assets	$1,151,007	$1,081,354

LIABILITIES
Deposits:
Demand	$ 124,777	$ 114,398
Regular Savings, N.O.W. & Money Market Deposit Accounts	457,171	380,343
Time Deposits of $100,000 or More	109,023	162,296
Other Time Deposits	194,527	201,888
Total Deposits	885,498	858,925
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,310	33,123
Other Short-Term Borrowings	5,335	4,574
Federal Home Loan Bank Advances	115,000	85,200
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	16,360	13,751
Total Liabilities	1,059,503	1,000,573

Commitments and Contingent Liabilities (Notes 21 and 22)

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (9,970,376 Shares Issued at December 31, 2001 and 9,495,596 Shares Issued at December 31, 2000)	9,970	9,496
Surplus	99,459	85,531
Undivided Profits	17,268	21,920
Unallocated ESOP Shares (98,478 Shares in 2001
and 113,079 Shares in 2000)	(1,941)	(2,358)
Accumulated Other Comprehensive Income (Loss)	1,562	(178)
Treasury Stock, at Cost (2,239,451 Shares in
2001 and 2,133,994 Shares in 2000)	(34,814)	(33,630)
Total Shareholders' Equity	91,504	80,781
Total Liabilities and Shareholders' Equity	$1,151,007	$1,081,354

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2001	2000	1999
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$60,226	$57,058	$48,317
Interest on Federal Funds Sold	760	317	522
Interest and Dividends on Securities Available-for-Sale	14,216	15,408	15,557
Interest on Securities Held-to-Maturity	3,155	2,841	2,739
Total Interest and Dividend Income	78,357	75,624	67,135

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	6,216	9,008	6,413
Other Deposits	19,190	21,616	18,550
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	1,034	1,460	1,447
Other Short-Term Borrowings	124	218	155
Federal Home Loan Bank Advances	6,133	4,591	2,684
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	475	475	17
Total Interest Expense	33,172	37,368	29,266
NET INTEREST INCOME	45,185	38,256	37,869
Provision for Loan Losses	2,289	1,471	1,424
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	42,896	36,785	36,445

OTHER INCOME
Income from Fiduciary Activities	4,059	3,681	3,283
Fees for Other Services to Customers	5,302	5,222	4,799
Net Gains (Losses) on Securities Transactions	195	(595)	(4)
Net Gain on Sale of Credit Card Portfolio	---	825	---
Other Operating Income	963	1,056	1,300
Total Other Income	10,519	10,189	9,378

OTHER EXPENSE
Salaries and Employee Benefits	17,233	15,592	15,160
Occupancy Expense of Premises, Net	2,248	1,978	1,830
Furniture and Equipment Expense	2,462	2,466	2,435
Other Operating Expense	8,601	7,546	7,873
Total Other Expense	30,544	27,582	27,298

INCOME BEFORE PROVISION FOR INCOME TAXES	22,871	19,392	18,525
Provision for Income Taxes	7,055	5,711	5,666
NET INCOME	$15,816	$13,681	$12,859

Average Shares Outstanding:
Basic	7,632	7,642	8,021
Diluted	7,764	7,706	8,129

Earnings Per Common Share:
Basic	$ 2.07	$ 1.79	$ 1.60
Diluted	2.04	1.78	1.58

See Notes to Consolidated Financial Statements.

All share and per share amounts have been adjusted for the 2001 five percent stock dividend.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts)
Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	Income	Treasury
Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total

Balance at December 31, 1998	7,596,477	$7,596	$87,262	$ 6,721	$(1,555)	$ 579	$(23,457)	$77,146
Comprehensive Income, Net of Tax:
Net Income	---	---	---	12,859	---	---	---	12,859
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $28)	---	---	---	---	---	(17)	---	(17)
Net Unrealized Gain on Securities Transferred from Held-to- Maturity to Available-for-Sale Upon Adoption of SFAS No. 133 (Pre-tax $177)	---	---	---	---	---	105	---	105
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $4)	---	---	---	---	---	2	---	2
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $8,232)	---	---	---	---	---	(4,939)	---	(4,939)
Other Comprehensive Loss								(4,849)
Comprehensive Income								8,010

5 for 4 Stock Split	1,899,119	1,900	(1,900)	---	---	---	---	---
Cash Dividends Declared,
$.69 per Share	---	---	---	(5,528)	---	---	---	(5,528)
Stock Options Exercised
(15,695 Shares)	---	---	35	---	---	---	82	117
Tax Benefit for Disposition of
Stock Options	---	---	83	---	---	---	---	83
Purchase of Treasury Stock
(337,874 Shares)	---	---	---	---	---	---	(6,923)	(6,923)
Acquisition of Common Stock By ESOP (41,370 Shares)	---	---	---	---	(853)	---	---	(853)
Allocation of ESOP Stock
(10,343 Shares)	---	---	---	---	235	---	---	235
Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(2,173)	$(4,270)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	13,681	---	---	---	13,681
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $4)	---	---	---	---	---	2	---	2
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,313)	---	---	---	---	---	3,734	---	3,734
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $595)	---	---	---	---	---	356	---	356
Other Comprehensive Income								4,092
Comprehensive Income								17,773

Cash Dividends Declared,
$.76 per Share	---	---	---	(5,813)	---	---	---	(5,813)
Stock Options Exercised (9,546 Shares)	---	---	(12)	---	---	---	71	59
Shares Issued Under the Directors' Stock Plan (2,036 Shares)	---	---	14	---	---	---	18	32
Shares Issued Under the Employee Stock Purchase Plan (12,650 Shares)	---	---	70	---	---	---	108	178
Tax Benefit for Disposition of Stock Options	---	---	3	---	---	---	---	3
Purchase of Treasury Stock
(196,650 Shares)	---	---	---	---	---	---	(3,529)	(3,529)
Acquisition of Common Stock by ESOP (24,500 Shares)	---	---	---	---	(464)	---	---	(464)
Allocation of ESOP Stock
(13,442 Shares)	---	---	(24)	---	279	---	---	255
Balance at December 31, 2000	9,495,596	$9,496	$85,531	$21,920	$(2,358)	$ (178)	$(33,630)	$80,781

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	Income	Treasury
Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2000	9,495,596	$9,496	$85,531	$21,920	$(2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	15,816	---	---	---	15,816
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $50)	---	---	---	---	---	(31)	---	(31)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,139)	---	---	---	---	---	1,886	---	1,886
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $195)	---	---	---	---	---	(115)	---	(115)
Other Comprehensive Income								1,740
Comprehensive Income								17,556

5% Stock Dividend	474,780	474	13,375	(13,849)	---	---	---	---
Cash Dividends Declared,
$.87 per Share	---	---	---	(6,619)	---	---	---	(6,619)
Stock Options Exercised (43,738 Shares)	---	---	122	---	---	---	424	546
Shares Issued Under the Directors' Stock Plan (1,313 Shares)	---	---	23	---	---	---	13	36
Shares Issued Under the Employee Stock Purchase Plan (25,854 Shares)	---	---	285	---	---	---	246	531
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Purchase of Treasury Stock
(69,446 Shares)	---	---	---	---	---	---	(1,867)	(1,867)
Acquisition of Common Stock by ESOP (6,100 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock
(25,873 Shares)	---	---	86	---	522	---	---	608
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504

Per share amounts have been adjusted for the 2001 five percent stock dividend.

Included in the shares issued for the stock dividend in 2001 were treasury shares of 106,916 and unallocated ESOP shares of 5,172.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
	Years Ended December 31,
Operating Activities:	2001	2000	1999
Net Income	$ 15,816	$ 13,681	$ 12,859
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	2,289	1,471	1,424
Provision for Other Real Estate Owned Losses	6	---	24
Depreciation and Amortization	2,758	2,495	1,995
Compensation Expense for Allocated ESOP Shares	608	255	235
Gains on the Sale of Securities Available-for-Sale	(206)	(20)	(47)
Losses on the Sale of Securities Available-for-Sale	11	615	51
Proceeds from the Sale of Loans Held-for-Sale	4,938	2,064	2,454
Net Gain on Sale of Credit Card Portfolio	---	(825)	---
Net (Gains) Losses on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(132)	(60)	87
Tax Benefit for Disposition of Stock Options	37	3	83
Deferred Income Tax (Benefit) Expense	(448)	158	277
Shares Issued Under the Directors' Stock Plan	36	32	---
Decrease (Increase) in Interest Receivable	698	(1,134)	171
Increase (Decrease) in Interest Payable	(985)	518	221
Decrease (Increase) in Other Assets	(890)	315	(781)
Increase (Decrease) in Other Liabilities	3,594	463	(4,873)
Net Cash Provided By Operating Activities	28,130	20,031	14,180

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	13,653	46,537	10,957
Proceeds from the Maturities and Calls of Securities Available-for-Sale	90,128	33,885	128,981
Purchases of Securities Available-for-Sale	(93,562)	(75,103)	(89,522)
Proceeds from the Maturities of Securities Held-to-Maturity	3,461	1,859	2,049
Purchases of Securities Held-to-Maturity	(17,882)	(7,006)	(13,453)
Proceeds from Sale of Credit Card Portfolio	---	7,397	---
Net Increase in Loans	(56,051)	(89,112)	(113,108)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	455	788	763
Purchase of Premises and Equipment	(1,807)	(1,772)	(1,922)
Net Cash Used In Investing Activities	(61,605)	(82,527)	(75,255)

Financing Activities:
Net Increase in Deposits	26,573	63,728	19,600
Net Increase (Decrease) in Short-Term Borrowings	(52)	14,376	6,989
Proceeds from Federal Home Loan Bank Advances	62,500	52,500	45,000
Repayments of Federal Home Loan Bank Advances	(32,700)	(60,000)	(5,000)
Proceeds from Capital Securities	---	---	5,000
Purchase of Treasury Stock	(1,867)	(3,529)	(6,923)
Exercise of Stock Options and Shares Issued to Employees' Stock Purchase Plan	1,077	237	117
Acquisition of Common Stock by ESOP	(105)	(464)	(853)
Cash Dividends Paid	(6,619)	(5,813)	(5,528)
Net Cash Provided By Financing Activities	48,807	61,035	58,402
Net Increase (Decrease) in Cash and Cash Equivalents	15,332	(1,461)	(2,673)
Cash and Cash Equivalents at Beginning of Year	26,612	28,073	30,746
Cash and Cash Equivalents at End of Year	$ 41,944	$ 26,612	$ 28,073

Supplemental Cash Flow Information:
Interest Paid	$34,157	$36,850	$29,045
Income Taxes Paid	4,051	4,997	10,560
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	222	554	592
Loans Securitized and Transferred to Securities Available-for-Sale	30,223	---	---
Transfer of Securities from Held-to-Maturity to Available-for-Sale upon Adoption of SFAS No. 133, at Amortized Cost (Fair Value of $20,736)	---	---	20,559

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands)

Arrow Financial Corporation (the "Company") is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956. The accounting and reporting policies of Arrow Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the banking industry in all material respects.

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

Securities - Securities reported as held-to-maturity are those debt securities which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost. Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes. Realized gains and losses are based upon the amortized cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest rate method.

Loans and Allowance for Loan Losses - Interest income on loans is accrued and credited to income based upon the principal amount outstanding. Loan fees and costs, where material, are deferred and amortized as an adjustment to yield over the lives of the loans originated.

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

The Company accounts for impaired loans under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114. Allowances for loan losses for the remaining loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan-by-loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual, cash basis and cost recovery.

Other Real Estate Owned and Repossessed Assets - Real estate acquired by foreclosure and assets acquired by repossession are recorded at the lower of the recorded investment in the loan or the fair value of the property less estimated costs to sell. Subsequent declines in fair value, after transfer to other real estate owned and repossessed assets, are recognized through a valuation allowance. Such declines in fair value along with related operating expenses to administer such properties are charged directly to operating expense.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization included in operating expenses are computed largely on the straight-line method. The provision is based on the estimated useful lives of the assets and, in the case of leasehold improvements, amortization is computed over the terms of the respective leases or their estimated useful lives, whichever is shorter. Gains or losses on disposition are reflected in earnings.

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

Goodwill and Other Intangible Assets - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (which superseded SFAS No. 121).

Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 would continue to be amortized, as in prior periods. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. However, issuance of a final opinion with respect to this matter is not presently expected until the fourth quarter of 2002.

Intangible assets related to the acquisition of branches, and the related amortization, are included in other assets and other noninterest expense, respectively. These intangible assets, which are being amortized on a straight-line basis over 15 years, amounted to $9,431 and $10,356 at December 31, 2001 and 2000, respectively. The related amortization expense totaled $925 in each of 2001, 2000 and 1999.

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

Stock-Based Compensation Plans - The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of a fixed stock option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to continue to apply the provisions of APB Opinion No. 25 but requires pro forma disclosures of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, the Company receives cash from a counterparty in exchange for the transfer of securities to a third party custodian's account that explicitly recognizes the Company's interest in the securities. These agreements are accounted for by the Company as secured financing transactions since it maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 140. Accordingly, the cash proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company's securities available-for-sale portfolio.

Earnings Per Share ("EPS") - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options), computed using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted average number of common shares outstanding for either the basic or diluted EPS calculation.

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

Derivative Instruments and Hedging Activities - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As permitted by SFAS No. 133, the Company chose to early adopt the Statement, as amended, in the first quarter of 1999. At the time of adoption, the Company elected to reclassify certain securities previously classified as held-to-maturity to available-for-sale, as allowed under SFAS No. 133. The net unrealized holding gains on the securities transferred of $177 thousand (pre-tax) was recorded as a transition adjustment in other comprehensive income ($105 thousand after tax). As of December 31, 2001 and 2000, and during 2001, 2000 and 1999, the Company had no derivative instruments within the meaning of SFAS No. 133.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

NOTE 2: CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The total amount of the required reserve at December 31, 2001 and 2000 was approximately $11,459 and $10,484, respectively.

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

A summary of the amortized costs and the approximate fair values of securities at December 31, 2001 and 2000 is presented below:

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2001:
U.S. Treasury and Agency Obligations	$ 6,499	$ 6,754	$ 255	$ ---
State and Municipal Obligations	10,274	10,248	69	95
Collateralized Mortgage Obligations	77,320	77,500	548	368
Other Mortgage-Backed Securities	135,931	137,809	2,061	183
Corporate and Other Debt Securities	10,978	11,432	458	4
Mutual Funds and Equity Securities	7,946	7,951	20	15
Total Securities Available-for-Sale	$248,948	$251,694	$3,411	$ 665

December 31, 2000:
U.S. Treasury and Agency Obligations	$ 29,421	$ 29,491	$ 131	$ 61
State and Municipal Obligations	1,904	1,904	---	---
Collateralized Mortgage Obligations	50,973	51,140	329	162
Other Mortgage-Backed Securities	128,161	127,437	706	1,430
Corporate and Other Debt Securities	11,983	12,197	214	---
Mutual Funds and Equity Securities	6,782	6,857	75	---
Total Securities Available-for-Sale	$229,224	$229,026	$1,455	$1,653

Securities Held-to-Maturity:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2001:
State and Municipal Obligations	$74,956	$75,786	$ 1,367	$ 537
Total Securities Held-to-Maturity	$74,956	$75,786	$ 1,367	$ 537

December 31, 2000:
State and Municipal Obligations	$60,580	$61,922	$ 1,438	$ 96
Total Securities Held-to-Maturity	$60,580	$61,922	$ 1,438	$ 96

NOTE 3: SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2001 is presented below. Mutual funds and equity securities, which have no stated maturity, are included in the over 10 year category. Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives. Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 1,500	$ 1,527	$ ---	$ ---
State and Municipal Obligations	411	414	7,601	7,619
Collateralized Mortgage Obligations	17,386	17,718	---	---
Other Mortgage-Backed Securities	6,311	6,498	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	25,608	26,157	7,601	7,619

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	4,999	5,227	---	---
State and Municipal Obligations	8,995	8,900	15,990	16,649
Collateralized Mortgage Obligations	59,934	59,782	---	---
Other Mortgage-Backed Securities	93,113	94,408	---	---
Corporate and Other Debt Securities	9,978	10,432	---	---
Total	177,019	178,749	15,990	16,649

From 5 - 10 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	---	---	49,637	49,759
Collateralized Mortgage Obligations	---	---	---	---
Other Mortgage-Backed Securities	33,509	33,856	---	---
Corporate and Other Debt Securities	1,000	1,000	---	---
Total	34,509	34,856	49,637	49,759

Over 10 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	868	934	1,728	1,759
Collateralized Mortgage Obligations	---	---	---	---
Other Mortgage-Backed Securities	2,998	3,047	---	---
Corporate and Other Debt Securities	---	---	---	---
Mutual Funds and Equity Securities	7,946	7,951	---	---
Total	11,812	11,932	1,728	1,759
Total Securities	$248,948	$251,694	$74,956	$75,786

The fair value of securities pledged to secure repurchase agreements amounted to $32,310 and $37,021 at December 31, 2001 and 2000, respectively. The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $254,193 and $231,448 at December 31, 2001 and 2000, respectively. Other mortgage-backed securities at December 31, 2001 included $28,057 of loan securitizations serviced by the Company.

NOTE 4: LOANS (In Thousands)

Loans at December 31, 2001 and 2000 consisted of the following:
	2001	2000
Commercial, Financial and Agricultural	$ 74,026	$ 60,850
Real Estate - Commercial	79,337	70,129
Real Estate - Residential	259,883	265,325
Real Estate - Construction	8,036	5,063
Indirect Consumer Loans	315,046	314,871
Other Loans to Individuals	18,796	19,531
Total Loans	$755,124	$735,769

The carrying amount of net loans at December 31, 2001 and 2000 was $745,404 and $727,042, respectively. The estimated fair value of net loans at December 31, 2001 and 2000 was $764,179 and $724,988, respectively.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of the company or affiliates, have various loan, deposit and other transactions with the Company. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The amount of such related party loans was $10,637 at December 31, 2001 and $8,379 at December 31, 2000. During 2001, the amount of new loans and renewals extended to such related parties was $31,465 and the total of loan repayments was $29,207.

The Company has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 10). As of December 31, 2001, the amount of such pledged loans amounted to $176,196.

The Company has sold certain residential mortgage loans to the secondary market and has retained the related servicing rights. At December 31, 2001 and 2000, the carrying amount of the Company's mortgage servicing rights amounted to $2 and $10, respectively. There was no valuation reserve for mortgage servicing rights at December 31, 2001 and 2000, as fair value approximated carrying value. The amount of loans serviced for others was $9,449 and $6,880 at December 31, 2001 and 2000, respectively.

The Company designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management. The following table presents information concerning nonperforming loans at December 31:

	2001	2000	1999
Nonaccrual Loans	$3,200	$1,757	$1,790
Loans Past Due 90 or More Days and Still Accruing Interest	238	298	307
Restructured Loans	---	---	---
Total Nonperforming Loans	$3,438	$2,055	$2,097

The Company has no material commitments to make additional advances to borrowers with nonperforming loans. The following table presents information with respect to interest on nonaccrual and restructured loans for the years ended December 31:

	2001	2000	1999
Gross Interest That Would Have Been Earned Under Original Terms	$258	$176	$171
Interest Included in Income	189	75	120

NOTE 5: ALLOWANCE FOR LOAN LOSSES (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2001	2000	1999
Balance at Beginning of Year	$8,727	$7,784	$6,742
Provision for Loan Losses	2,289	1,471	1,424
Recoveries	345	329	651
Charge-Offs	(1,641)	(857)	(1,033)
Balance at End of Year	$9,720	$8,727	$7,784

The balance of impaired loans, within the scope of SFAS No. 114, was $1,599 at December 31, 2001 and none at December 31, 2000. At December 31, 2001, the allowance for loan losses included $800 allocated to impaired loans at that date. The average recorded investment in impaired loans for 2001, 2000 and 1999 was $166, $0 and $375, respectively. For all years, no interest income was recorded on such loans during the period of impairment.

NOTE 6: PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2001 and 2000 is presented below:

	2001	2000
Land	$ 2,786	$ 2,786
Bank Premises	13,657	12,486
Equipment, Furniture and Fixtures	10,107	11,106
Leasehold Improvements	313	313
Total Cost	26,863	26,691
Accumulated Depreciation and Amortization	(13,768)	(14,296)
Net Premises and Equipment	$13,095	$12,395

Amounts charged to expense for depreciation and amortization totaled $1,102, $1,192 and $993 in 2001, 2000 and 1999, respectively.

NOTE 7: OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

Other real estate owned at December 31, 2001 and 2000 consisted entirely of one-to-four family residential real estate properties.

The following table summarizes changes in the net carrying amount of other real estate owned at December 31, 2001 and 2000:

	2001	2000
Balance at Beginning of Year	$425	$586
Properties Acquired Through Foreclosure	222	554
Writedown of Properties Previously Foreclosed	(6)	---
Sales	(347)	(715)
Balance at End of Year	$294	$425

The following summarizes the changes in the allowance for other real estate owned losses:

	2001	2000
Balance at Beginning of Year	$ ---	$ 24
Writedown of Properties Previously Foreclosed	6	---
Charge-Offs	---	(24)
Balance at End of Year	$ 6	$ ---

Repossessed assets totaled $66 and $150 at December 31, 2001 and 2000, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

NOTE 8: TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2001:

	Time Deposits of $100,000 or More	Other Time Deposits
2002	$ 99,309	$132,308
2003	3,382	30,120
2004	4,451	19,721
2005	100	3,106
2006	1,781	6,749
2007 and Beyond	---	2,523
Total	$109,023	$194,527

The carrying value of time deposits at December 31, 2001 and 2000 was $303,550 and $364,184, respectively. The estimated fair value of time deposits at December 31, 2001 and 2000 was $304,552 and $364,194, respectively. The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty. The discount rates are estimated using the FHLB yield curve.

NOTE 9: SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2001	2000	1999
Balance at December 31	$32,310	$33,123	$25,688
Maximum Month-End Balance	41,791	37,021	46,653
Average During the Year	31,204	29,923	32,858
Average Rate During the Year	3.31%	4.88%	4.40%
Rate at December 31	1.51%	5.75%	4.56%

Other Short-Term Borrowings:
Balance at December 31	$5,335	$4,574	$5,333
Maximum Month-End Balance	5,347	5,336	5,336
Average During the Year	3,507	3,592	3,199
Average Rate During the Year	3.54%	6.07%	4.85%
Rate at December 31	1.40%	6.21%	5.54%

Average Aggregate Short-Term Borrowing Rate During the Year	3.34%	5.01%	4.44%

Securities sold under agreements to repurchase generally mature within ninety days. The Company maintains effective control over the securities underlying the agreements. Federal funds purchased represent overnight transactions.

Other short-term borrowings primarily include demand notes issued to the U.S. Treasury. In addition, the Company has in place borrowing facilities from correspondent banks, the Federal Home Loan Bank of New York ("FHLB") and the Federal Reserve Bank of New York.

NOTE 10: FHLB ADVANCES (Dollars in Thousands)

The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $56,592. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. Participation in the FHLB program requires an investment in FHLB stock. The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $6,250 and $5,240 at December 31, 2001 and 2000, respectively. The Company also borrows longer term funds from the FHLB. Some are in the form of "convertible advances." These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The borrowings are secured by mortgage loans and/or mortgage-backed securities. The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2001 and 2000 amounted to $188,446 and $205,754, respectively. The table below presents information applicable to FHLB advances as of December 31, 2001:

Par Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$5,000	5.85%	February 22, 2001	Quarterly	November 22, 2005
5,000	5.43%	March 11, 2001	Quarterly	March 11, 2008
5,000	5.90%	May 22, 2001	Quarterly	November 22, 2005
10,000	4.59%	October 20, 2001	Quarterly	October 20, 2003
20,000	5.93%	November 2, 2001	Quarterly	November 2, 2005
10,000	4.98%	November 19, 2001	Quarterly	November 19, 2003
5,000	5.98%	November 22, 2001	Quarterly	November 22, 2005
10,000	5.13%			February 3, 2003
10,000	4.80%	March 1, 2003	One Time	March 1, 2006
5,000	4.55%			June 16, 2003
10,000	5.12%	February 14, 2004	One Time	February 14, 2011
10,000	5.18%	February 23, 2004	One Time	February 23, 2011
2,500	4.97%			June 15, 2004
7,500	5.00%			August 1, 2004
$115,000	5.26%

The carrying amount of FHLB advances was $115,000 and $85,200 at December 31, 2001 and 2000, respectively. The estimated fair value was $116,679 and $85,548 at December 31, 2001 and 2000, respectively. The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.

NOTE 11: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COPORATION'S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

On November 22, 1999, the Company established Arrow Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.50%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The carrying amount of these capital securities was $5,000 at both December 31, 2001 and 2000. The estimated fair value was $5,798 and $5,830 at December 31, 2001 and 2000, respectively. The fair value of these capital securities is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the current published yield on seasoned BAA corporate debt securities.

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of December 31:
	2001	2000
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (89)	$ (58)
Net Unrealized Securities Holding Gains (Losses)	1,651	(120)
Total Accumulated Other Comprehensive Income (Loss)	$ 1,562	$ (178)

NOTE 13: EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three-year period ended December 31, 2001. All share and per share amounts have been adjusted for the 2001 five percent stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2001:
Basic EPS	$15,816	7,632	$2.07
Dilutive Effect of Stock Options	---	132
Diluted EPS	$15,816	7,764	$2.04
For the Year Ended December 31, 2000:
Basic EPS	$13,681	7,642	$1.79
Dilutive Effect of Stock Options	---	64
Diluted EPS	$13,681	7,706	$1.78
For the Year Ended December 31, 1999:
Basic EPS	$12,859	8,021	$1.60
Dilutive Effect of Stock Options	---	108
Diluted EPS	$12,859	8,129	$1.58

During the fourth quarter of 2001, options to purchase 62 shares of common stock at an average price of $28.39 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during that period.

NOTE 14: REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, the Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 2001, the maximum amount that could have been paid by subsidiary banks to the Company, without prior regulatory approval, was approximately $19,242.

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

NOTE 14: REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the Company and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company's or its subsidiary banks' categories.

The Company's ("Arrow") and its subsidiary banks', Glens Falls National Bank and Trust Company ("Glens Falls National") and Saratoga National Bank and Trust Company ("Saratoga National"), actual capital amounts and ratios are presented in the table below as of December 31, 2001 and 2000:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Arrow	$94,415	12.5%	$60,426	8.0%	$75,532	10.0%
Glens Falls National	84,508	13.1%	51,608	8.0%	64,510	10.0%
Saratoga National	15,435	13.9%	8,883	8.0%	11,104	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	84,970	11.3%	30,078	4.0%	45,117	6.0%
Glens Falls National	76,419	11.8%	26,922	4.0%	38,857	6.0%
Saratoga National	11,041	9.9%	4,461	4.0%	6,692	6.0%
Tier I Capital (to Average Assets):
Arrow	84,970	7.5%	45,317	4 0%	45,317	4.0%
Glens Falls National	76,419	7.6%	40,221	4.0%	50,276	5.0%
Saratoga National	11,041	8.1%	5,452	4.0%	6,815	5.0%

As of December 31, 2000:
Total Capital (to Risk Weighted Assets):
Arrow	$83,773	11.6%	$57,903	8.0%	$72,378	10.0%
Glens Falls National	76,032	12.2%	49,840	8.0%	62,301	10.0%
Saratoga National	13,580	12.9%	8,442	8.0%	10,552	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	75,013	10.4%	28,951	4.0%	43,427	6.0%
Glens Falls National	68,589	11.1%	24,920	4.0%	37,380	6.0%
Saratoga National	9,291	8.8%	4,221	4.0%	6,331	6.0%
Tier I Capital (to Average Assets):
Arrow	75,013	7.0%	42,811	4 0%	42,811	4.0%
Glens Falls National	68,589	7.2%	38,164	4.0%	47,631	5.0%
Saratoga National	9,291	7.3%	5,073	4.0%	6,341	5.0%

NOTE 15: RETIREMENT PLANS (Dollars in Thousands)

The Company sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees. The Company maintains a non-contributory pension plan which covers substantially all employees. Benefits are based on years of service and the participants' final compensation (as defined). The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. The Company also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of the Company and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

The Company has multiple non-pension postretirement benefit plans. The health care, dental and life insurance plans are contributory, with participants' contributions adjusted annually. The health care plan provides for automatic increases of Company contributions each year based on the increase in inflation, up to a maximum of 5%. The Company's policy is to fund the cost of postretirement benefits in amounts determined at the discretion of management.

The following tables provide a reconciliation of the changes in the plans' benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans' assets during the years ended December 31, 2001 and 2000, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
Reconciliation of Benefit Obligation:	2001	2000	2001	2000
Benefit Obligation at January 1	$19,075	$16,489	$ 5,732	$ 4,811
Service Cost	687	591	111	123
Interest Cost	1,347	1,264	318	386
Participant Contributions	---	---	111	90
Actuarial Loss	1,275	1,369	410	875
Prior Service Cost (Plan Amendment)	148	440	(1,235)	(195)
Benefit Payments	(1,590)	(1,078)	(417)	(358)
Benefit Obligation at December 31	20,942	19,075	5,030	5,732

Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	17,371	16,733	---	---
Actual Return on Plan Assets	214	1,418	---	---
Employer Contributions	306	298	306	268
Participant Contributions	---	---	111	90
Benefit Payments	(1,590)	(1,078)	(417)	(358)
Fair Value of Plan Assets at December 31	16,301	17,371	---	---

Funded Status:
Funded Status at December 31	(4,641)	(1,704)	(5,030)	(5,732)
Unrecognized Transition (Asset) Obligation	(47)	(128)	341	1,353
Unrecognized Prior Service Cost (Credit)	949	903	(269)	(58)
Unrecognized Net Loss	3,123	580	1,304	947
Net Amount Recognized	$ (616)	$ (349)	$(3,654)	$(3,490)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Prepaid Benefit Cost	$1,277	$1,524	$ ---	$ ---
Accrued Benefit Liability	(2,743)	(2,555)	(3,654)	(3,490)
Intangible Asset	702	584	---	---
Accumulated Other Comprehensive Income	148	98	---	---
Net Amount Recognized	$ (616)	$ (349)	$(3,654)	$(3,490)

NOTE 15: RETIREMENT PLANS (Continued)

The Company's non-qualified pension plan's projected benefit obligation was $3,257 at December 31, 2001 and $2,880 at December 31, 2000. There are no plan assets in the non-qualified plan. The pre-tax increase (decrease) to other comprehensive income or loss arising from the change in the additional minimum pension liability related to the non-qualified pension plan was $(50) for 2001, $4 for 2000 and $(28) for 1999.

The qualified pension plan's assets are primarily comprised of short-term funds and U.S. Treasury obligations, high grade corporate bonds and marketable equity securities. At December 31, 2001 and 2000, plan assets included 87 and 120 shares, respectively, of Arrow Financial Corporation common stock with a market value of $2,542 and $2,208, respectively. During the respective years, the Plan received $90 and $88 from cash dividends on the Company's common stock.

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service Cost	$ 687	$ 591	$ 658	$111	$123	$129
Interest Cost on Benefit Obligation	1,347	1,264	1,195	318	386	349
Expected Return on Plan Assets	(1,501)	(1,491)	(1,448)	---	---	---
Amortization of Transition (Asset) Obligation	(80)	(80)	(81)	40	121	127
Amortization of Prior Service Cost (Credit)	102	84	73	(53)	(5)	6
Amortization of Net Loss	18	3	18	53	7	19
Net Periodic Benefit Cost	$ 573	$ 371	$ 415	$469	$632	$630

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the market-related value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations and net periodic benefit costs are shown in the following table:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions:	2001	2000	1999	2001	2000	1999
Discount Rate	7.00%	7.25%	7.75%	7.00%	7.25%	7.75%
Expected Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	4.00%	4.00%	4.00%	---	---	---

For purposes of developing the 2001 postretirement benefit expense, a 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to decrease gradually to 5.5% for fiscal year 2005 and remain at that level thereafter. For measurement purposes at December 31, 2001, a 9.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2001. The rate was assumed to decrease gradually to 5.0% for fiscal year 2010 and remain at that level thereafter. A 14.0% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for fiscal year 2001, decreasing gradually to 5.0% for fiscal year 2010 and remaining at that level thereafter. For measurement purposes, a 6.75% annual rate of increase in the per capita cost of covered dental benefits was assumed for fiscal year 2001. The rate was assumed to decrease gradually to 5.5% for fiscal year 2005 and remain at that level thereafter.

NOTE 15: RETIREMENT PLANS (Continued)

Assumed medical and dental cost trend rates affect the amounts reported for the non-pension postretirement plans. A 1% change in assumed medical and dental cost trend rates would have the following effects:

	1% Increase	1% Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2001	$ 37	$(33)
Effect on the Accumulated Postretirement Benefit Obilgation as of December 31, 2001	336	(304)

NOTE 16: OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

The Company maintains an employee stock ownership plan (ESOP). Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The ESOP borrowed $105, $464 and $853 in 2001, 2000 and 1999, respectively, from one of the Company's subsidiary banks to purchase outstanding shares of the Company's common stock. The notes require the Company to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. The Company's ESOP expense amounted to $756, $421 and $524 in 2001, 2000 and 1999, respectively. As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations. The ESOP shares as of December 31, 2001 were as follows:

Allocated Shares	544
Shares Released for Allocation During 2001	26
Unallocated Shares	99
Total ESOP Shares	669

Market Value of Unallocated Shares	$2,875

Through July 31, 2000, the Company sponsored an Employee Stock Purchase Plan (ESPP) where the Company matched up to 20% of employee purchases of Company common stock under the plan, subject to certain limitations. Substantially all employees of the Company and its subsidiaries were eligible to participate upon satisfaction of applicable service requirements. The aggregate cost of the ESPP as reflected in the Company's consolidated financial statements was $54 and $96 in 2000 and 1999, respectively. A new ESPP became effective August 1, 2000. Under this plan, employees may purchase shares of the Company's common stock, up to $24 annually, at a discount to the prevailing market price (currently a 15% discount). Under the new ESPP, shares are issued by the Company without a charge to earnings. Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

The Company also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees. The combined cost of these plans was $621, $480 and $462 for 2001, 2000 and 1999, respectively.

NOTE 17: STOCK OPTION PLANS (In Thousands, Except Share and Per Share Amounts)

The Company has established fixed Incentive Stock Option and Non-qualified Stock Option Plans. At December 31, 2001, approximately 307,000 shares remained available for grant under these plans. Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant. The options usually vest over a four year period.

Stock Appreciation Rights, which were granted in tandem with certain non-qualified options, entitle the holder of an option to surrender the unexercised option, or any part thereof and receive in exchange a payment in cash representing the difference between the base value and the fair market value of the common stock of the Company.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans, excluding the cost recognized for certain stock appreciation rights which were granted in prior years. SFAS No. 123, "Accounting for Stock-Based Compensation," requires companies not using a fair value based method of accounting for employee stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yields of 3.30%, 4.00% and 3.80%; expected volatility of 25.4%, 23.1% and 21.0%; risk free interest rates of 4.50%, 5.43% and 6.13%; and expected lives of 7.0 years for each year. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years. Pro forma disclosures for the Company for the years ended December 31, 2001, 2000 and 1999 are as follows:

Net Income:	2001	2000	1999
As Reported	$15,816	$13,681	$12,859
Pro Forma	15,565	13,433	12,585
Basic Earning Per Share:
As Reported	$2.07	$1.79	$1.60
Pro Forma	2.04	1.76	1.57
Diluted Earnings Per Share:
As Reported	$2.04	$1.78	$1.58
Pro Forma	2.00	1.75	1.55

A summary of the status of the Company's stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below (all share and per share data has been adjusted for the 2001 five percent stock dividend):

	2001		2000		1999
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	491,644	$15.39	444,442	$14.87	413,692	$13.84
Granted	61,700	28.39	57,960	17.70	61,740	19.08
Exercised	(55,133)	10.36	(10,023)	7.03	(30,990)	8.95
Forfeited	(999)	18.75	(735)	19.73	---	---
Outstanding at December 31	497,212	17.56	491,644	15.39	444,442	14.87
Exercisable at December 31	347,259	15.37	340,642	13.73	286,113	12.25
Weighted-Average Fair Value of Options Granted During the Year		$6.64		$3.74		$4.18

NOTE 17: STOCK OPTION PLANS (Continued)

The following table summarizes information about the Company's stock options at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
$3.21-$5.68	9,763	0.8	$ 4.10	9,763	$ 4.10
$5.69-$8.52	55,557	2.3	8.06	55,557	8.06
$8.53-$11.35	67,959	2.7	10.57	67,959	10.57
$11.36-$17.03	61,582	4.8	15.79	61,582	15.79
$17.04-$19.87	114,980	8.4	18.40	43,346	18.63
$19.88-$22.71	64,126	6.8	20.05	47,507	20.04
$22.72-$25.55	61,545	5.7	22.73	61,545	22.73
$25.56-$28.39	61,700	10.0	28.39	---	---
$3.21-$28.39	497,212	6.0	17.56	347,259	15.37

NOTE 18: SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $49.45 (adjusted for stock dividends and stock splits) per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of the Company's common stock. Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in April 2007 unless earlier redeemed or exchanged by the Company.

NOTE 19: OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2001	2000	1999
Advertising and Promotion	$ 746	$ 605	$ 766
Stationery and Printing	898	742	779
Telephone and Communications	593	673	724
Postage	1,037	971	990
Legal and Other Professional Fees	1,138	976	830
Charitable Contributions	136	117	120
Other Real Estate Owned Losses and Expenses, Net	78	84	288
FDIC and Other Insurance	300	291	199
Branch Acquisition Intangible Asset Amortization	925	925	925
All Other	2,750	2,162	2,252
Total Other Operating Expense	$8,601	$7,546	$7,873

NOTE 20: INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2001	2000	1999
Federal	$6,779	$5,212	$5,077
State	724	341	312
Total Current Tax Expense	7,503	5,553	5,389
Deferred Tax Expense (Benefit):
Federal	(352)	141	163
State	(96)	17	114
Total Deferred Tax (Benefit) Expense	(448)	158	277
Total Provision for Income Taxes	$7,055	$5,711	$5,666

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2001, 2000 and 1999 to pre-tax income as a result of the following:

	2001	2000	1999
Computed Tax Expense at Statutory Rate	$8,005	$6,787	$6,484
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,418)	(1,291)	(1,046)
Nondeductible Interest Expense	168	177	128
State Taxes, Net of Federal Income Tax Benefit	408	233	277
Other Items, Net	(108)	(195)	(177)
Total Provision for Income Taxes	$7,055	$5,711	$5,666

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

Deferred Tax Assets:	2001	2000
Allowance for Loan Losses	$3,924	$3,508
Pension and Deferred Compensation Plans	2,678	2,639
Other	450	452
Total Gross Deferred Tax Assets	7,052	6,599

Deferred Tax Liabilities:
Pension Plans	530	632
Depreciation	393	488
Deferred Income	1,683	1,450
Other	329	330
Total Gross Deferred Tax Liabilities	2,935	2,900
Net Deferred Tax Assets	$4,117	$3,699

Not included in net deferred tax assets and liabilities above is a deferred tax liability of $1,095 relating to net unrealized gains on securities available-for-sale at December 31, 2001, and a deferred tax asset of $79 relating to net unrealized losses on securities available-for-sale at December 31, 2000. In addition, the Company had a deferred tax asset relating to recognized minimum pension liabilities of $59 and $40 at December 31, 2001 and 2000, respectively. Management believes that the realization of the recognized net deferred tax assets at December 31, 2001 and 2000 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income. Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2001 and 2000.

NOTE 21: LEASE COMMITMENTS (In Thousands)

At December 31, 2001, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2001 were as follows:

Operating Leases
2002	$ 95
2003	95
2004	72
2005	74
2006	75
Later Years	576
Total Minimum Lease Payments	$987

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

Commitments to extend credit were $111,703 and $79,889 at December 31, 2001 and 2000, respectively. These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Home equity lines of credit are secured by residential real estate. Construction lines of credit are secured by underlying real estate. For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Most of the commitments are variable rate instruments.

Standby letters of credit were $1,231 and $1,485 at December 31, 2001 and 2000, respectively. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

NOTE 23: FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of the Company's financial instruments not carried at fair value:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 74,956	$ 75,786	$ 60,580	$ 61,922
Net Loans (Note 4)	745,404	764,179	727,042	724,988
Time Deposits (Note 8)	303,550	304,552	364,184	364,194
FHLB Advances (Note 10)	115,000	116,679	85,200	84,548
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures (Note 11)	5,000	5,798	5,000	5,830

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2001	2000
Interest-Bearing Deposits with Subsidiary Banks	$ 251	$ 899
Securities Available-for-Sale	314	337
Investment in Subsidiaries at Equity	99,202	88,728
Other Assets	2,877	2,664
Total Assets	$102,644	$92,628

LIABILITIES
Note Payable - ESOP	$ 1,942	$ 2,358
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	4,198	4,489
Total Liabilities	11,140	11,847
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	91,504	80,781
Total Liabilities and Shareholders' Equity	$102,644	$92,628

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2001	2000	1999
Dividends from Bank Subsidiaries	$ 7,438	$ 5,500	$10,600
Liquidating Dividends from Vermont Operations	---	60	155
Interest and Dividends on Securities
Available-for-Sale	23	23	3
Other Income (Including Management Fees)	602	607	457
Net Gains on Securities Transactions	73	6	---
Total Income	8,136	6,196	11,215

Expense:
Interest Expense	648	689	160
Salaries and Benefits	427	8	77
Occupancy and Equipment	2	6	---
Other Expense	324	397	496
Total Expense	1,401	1,100	733
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	6,735	5,096	10,482
Income Tax Benefit	420	338	189
Income Before Equity in Undistributed
Net Income of Subsidiaries	7,155	5,434	10,671
Equity in Undistributed Net Income of Subsidiaries	8,661	8,247	2,188
Net Income	$15,816	$13,681	$12,859

NOTE 24: PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2001	2000	1999
Operating Activities:
Net Income	$15,816	$13,681	$12,859
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(8,661)	(8,247)	(2,188)
Net Gains on the Sale of Securities Available-for-Sale	(73)	(6)	---
Tax Benefit for Disposition of Stock Options	37	3	83
Shares Issued Under the Directors' Stock Plan	36	32	---
Changes in Other Assets and Other Liabilities	(419)	1,496	(461)
Net Cash Provided by Operating Activities	6,736	6,959	10,293

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	240	184	---
Purchases of Securities Available-for-Sale	(215)	(310)	(123)
Capital Investment in Non-bank Subsidiary	---	---	(155)
Net Cash Provided by (Used in) Investing Activities	25	(126)	(278)

Financing Activities:
Proceeds from Capital Securities	---	---	5,000
Exercise of Stock Options and Shares Issued to the Employees' Stock Purchase Plan	1,077	237	117
Purchase of Treasury Stock	(1,867)	(3,529)	(6,923)
Cash Dividends Paid	(6,619)	(5,813)	(5,528)
Net Cash Used in Financing Activities	(7,409)	(9,105)	(7,334)

Net (Decrease) Increase in Cash and Cash Equivalents	(648)	(2,272)	2,681
Cash and Cash Equivalents at Beginning of the Year	899	3,171	490
Cash and Cash Equivalents at End of the Year	$ 251	$ 899	$ 3,171

Supplemental Cash Flow Information:
Interest Paid	$ 648	$ 689	$160

NOTE 25: CONCENTRATIONS OF CREDIT RISK

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

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2001 and 2000 is unaudited, but, in the opinion of management, fairly presents the results of the Company. Earnings per share amounts have been adjusted for the 2001 five percent stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,711	$19,739	$19,547	$19,360
Net Interest Income	10,015	10,841	11,820	12,509
Provision for Loan Losses	381	485	656	767
Net Securities Gains	8	137	51	---
Income Before Provision for Income Taxes	5,031	5,555	5,976	6,309
Net Income	3,506	3,832	4,117	4,361

Basic Earnings Per Common Share	.46	.50	.54	.57
Diluted Earnings Per Common Share	.46	.49	.53	.56

	2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,836	$18,745	$19,361	$19,682
Net Interest Income	9,462	9,492	9,649	9,653
Provision for Loan Losses	405	377	358	331
Net Securities Gains (Losses)	(4)	---	(601)	10
Income Before Provision for Income Taxes	4,548	4,688	5,188	4,968
Net Income	3,181	3,311	3,622	3,567

Basic Earnings Per Common Share	.41	.43	.47	.47
Diluted Earnings Per Common Share	.41	.43	.47	.46

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions "Nominees For Director and Directors Continuing in Office" on pages 4-6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 from the Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 2, 2002 (the "2002 Proxy Statement"), which sections are incorporated herein by reference. Certain required information regarding the Company's Executive Officers is contained in Part I, Item 1.G., of this Annual Report, "Executive Officers of the Registrant."

Item 11: Executive Compensation

The information required by this item is set forth under the captions "Executive Compensation" on page 8, "Summary Compensation Table" on page 8, "Stock Options Plans" on pages 9-10, "Pension Plan" on pages 17-18, "Compensation of Directors" on page 16, "Employment Contracts" on page 16 and "Compensation Committee Interlocks and Insider Participation" on page 7 from the 2002 Proxy Statement, which are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management

The information required by this item is set forth under the captions "Principal Shareholders of the Company" on page 3 and "Nominees for Director and Directors Continuing in Office" on pages 4-6 from the 2002 Proxy Statement, which are incorporated herein by reference.

Item 13: Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Transactions With Directors, Officers and Associates" on page 18 from the 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this report:

1. Financial Statements

The following financial statements, the notes thereto, and the independent auditors' report thereon are filed as part of this report. See the index to such financial statements in Part II, Item 8 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999 Consolidated Statements of Changes in Shareholders'

Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,2000 and 1999

Notes to Consolidated Financial Statements

2. Schedules

All schedules are omitted since the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3. Exhibits:

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

4.4 Prospectus for Arrow Capital Trust I issuance of Capital Trust Securities herein by reference to Registrant's 1933 Act Registration Statement on Form S-4 (file number 333-34980; filed May 1, 2000).

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

10.8 1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.9 Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(n).*

10.10 Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(o).*

10.11 Directors Stock Plan of the Registrant incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 333-81519, filed June 25, 1999).*

10.12 Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.13.*

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit

Number Exhibit

3.(ii) By-laws of the Registrant, as amended.

10.13 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated January 1, 2001. *

10.14 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2001. *

10.15 Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001.*

10.16 Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001.*

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

* Management contracts or compensation plans required to be filed as an exhibit.

(b) Current Reports on Form 8-K filed during the fourth quarter of 2001:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 27, 2002 By: /s/ Thomas L. Hoy

Thomas L. Hoy

President and

Chief Executive Officer

Date: March 27, 2002 By: /s/ John J. Murphy

John J. Murphy

Executive Vice President, Treasurer and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt

Jan-Eric O. Bergstedt

Director

/s/ John J. Carusone, Jr.

John J. Carusone, Jr.

Director

/s/

Mary Elizabeth T. FitzGerald

Director

/s/ Kenneth C. Hopper, M.D.

Kenneth C. Hopper, M.D.

Director

/s/ Thomas L. Hoy

Thomas L. Hoy

Director and President

/s/ David G. Kruczlnicki

David G. Kruczlnicki

Director

/s/ Elizabeth O'C. Little

Elizabeth O'C. Little

Director

/s/ Michael F. Massiano

Michael F. Massiano

Director & Chairman

/s/ David L. Moynehan

David L. Moynehan

Director

/s/ Richard J. Reisman, D.M.D.

Richard J. Reisman, D.M.D.

Director

EXHIBITS INDEX

Exhibit

Number Exhibit

3.(ii) By-laws of the Registrant, as amended.

10.13 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank & Trust Company, and Thomas L. Hoy dated January 1, 2001. *

10.14 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2001. *

10.15 Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001.*

10.16 Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001.*

21 Subsidiaries of the Company.

23 Consent of Independent Certified Public Accountants.

* Management contracts or compensation plans required to be filed as an exhibit.