Form 10-Q
period 2002-03-31
ARROW FINANCIAL CORP
filed 2002-05-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2002
Common Stock, par value $1.00 per share	7,616,068

ARROW FINANCIAL CORPORATION

FORM 10-Q

MARCH 31, 2002

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Consolidated Statements of Income for the Three Month Periods Ended March 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the
Three Month Periods Ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002 and 2001

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	3/31/2002	12/31/2001
ASSETS
Cash and Due from Banks	$ 25,495	$ 27,944
Federal Funds Sold	5,000	14,000
Cash and Cash Equivalents	30,495	41,944

Securities Available-for-Sale	262,615	251,694
Securities Held-to-Maturity (Approximate Fair Value of
$76,663 in 2002 and $75,786 in 2001)	75,415	74,956

Loans	758,258	755,124
Allowance for Loan Losses	(10,100)	(9,720)
Net Loans	748,158	745,404

Premises and Equipment, Net	13,214	13,095
Other Real Estate and Repossessed Assets, Net	273	360
Intangible Assets, Net	9,756	9,938
Other Assets	14,163	13,616
Total Assets	$1,154,089	$1,151,007

LIABILITIES
Deposits:
Demand	$ 125,702	$ 124,777
Regular Savings, N.O.W. & Money Market Deposit Accounts	487,383	457,171
Time Deposits of $100,000 or More	85,104	109,023
Other Time Deposits	197,381	194,527
Total Deposits		885,498
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	29,893	32,310
Other Short-Term Borrowings	2,369	5,335
Federal Home Loan Bank Advances	115,000	115,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	14,007	16,360
Total Liabilities	1,061,839	1,059,503

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,970,376 Shares Issued in 2002 and 2001)	9,970	9,970
Surplus	99,712	99,459
Undivided Profits	19,842	17,268
Unallocated ESOP Shares (97,240 Shares in 2002 and 98,478 Shares in 2001)	(1,914)	(1,941)
Accumulated Other Comprehensive Income	529	1,562
Treasury Stock, at Cost (2,262,088 Shares in 2002 and 2,239,451 Shares in 2001)	(35,889)	(34,814)
Total Shareholders' Equity	92,250	91,504
Total Liabilities and Shareholders' Equity	$1,154,089	$1,151,007

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months
	Ended March 31,
	2002	2001
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,147	$15,116
Interest on Federal Funds Sold	31	145
Interest and Dividends on Securities Available-for-Sale	3,407	3,714
Interest on Securities Held-to-Maturity	837	736
Total Interest and Dividend Income	18,422	19,711

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	663	2,254
Other Deposits	3,742	5,480
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	118	398
Other Short-Term Borrowings	17	44
Federal Home Loan Bank Advances	1,492	1,401
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119
Total Interest Expense	6,151	9,696
NET INTEREST INCOME	12,271	10,015
Provision for Loan Losses	615	381
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,656	9,634

OTHER INCOME
Income from Fiduciary Activities	1,063	1,049
Fees for Other Services to Customers	1,345	1,168
Net Gains on Securities Transactions	20	8
Other Operating Income	221	272
Total Other Income	2,649	2,497

OTHER EXPENSE
Salaries and Employee Benefits	4,514	4,005
Occupancy Expense of Premises, Net	603	549
Furniture and Equipment Expense	612	622
Other Operating Expense	2,270	1,924
Total Other Expense	7,999	7,100

INCOME BEFORE PROVISION FOR INCOME TAXES	6,306	5,031
Provision for Income Taxes	1,974	1,525
NET INCOME	$ 4,332	$ 3,506

Average Basic Shares Outstanding	7,630	7,618
Average Diluted Shares Outstanding	7,811	7,704

Per Common Share:
Basic Earnings	$ .57	$ .46
Diluted Earnings	.55	.46

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,332	---	---	---	4,332
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,560)	---	---	---	---	---	(933)	---	(933)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $20)	---	---	---	---	---	(12)	---	(12)
Other Comprehensive Loss								(1,033)
Comprehensive Income								3,299

Cash Dividends Declared, $.23 per Share	---	---	---	(1,758)	---	---	---	(1,758)
Stock Options Exercised (16,213 Shares)	---	---	106	---	---	---	151	257
Shares Issued Under the Employee Stock Purchase Plan (5,113 Shares)	---	---	79	---	---	---	48	127
Tax Benefit for Disposition of Stock Options	---	---	56	---	---	---	---	56
Purchase of Treasury Stock (43,963 Shares)	---	---	---	---	---	---	(1,274)	(1,274)
Allocation of ESOP Stock (1,238 Shares)	---	---	12	---	27	---	---	39
Balance at March 31, 2002	9,970,376	$9,970	$99,712	$19,842	$(1,914)	$ 529	$(35,889)	$92,250

Balance at December 31, 2000	9,495,596	$9,496	$85,531	$ 21,920	$(2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	3,506	---	---	---	3,506
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,394)	---	---	---	---	---	1,424	---	1,424
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $8)	---	---	---	---	---	(5)	---	(5)
Other Comprehensive Income								1,419
Comprehensive Income								4,925

Cash Dividends Declared, $.20 per Share	---	---	---	(1,524)	---	---	---	(1,524)
Stock Options Exercised (18,057 Shares)	---	---	(23)	---	---	---	222	199
Shares Issued Under the Directors' Stock Plan (32 Shares, less than $1)	---	---	---	---	---	---	---	---
Shares Issued Under the Employees Stock Purchase Plan (7,434 Shares)	---	---	57	---	---	---	65	122
Purchase of Treasury Stock (6,407 Shares)	---	---	---	---	---	---	(139)	(139)
Acquisition of Common Stock By ESOP (6,405 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock (4,563 Shares)	---	---	(4)	---	86	---	---	82
Balance at March 31, 2001	9,495,596	$9,496	$85,561	$23,902	$(2,377)	$ 1,241	$(33,482)	$84,341

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Three Months
	Ended March 31,
	2002	2001
Operating Activities:
Net Income	$ 4,332	$ 3,506
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	615	381
Provision for Other Real Estate Owned Losses	---	6
Depreciation and Amortization	725	631
Compensation Expense for Allocated ESOP Shares	39	82
Gains on the Sale of Securities Available-for-Sale	(20)	(8)
Proceeds from the Sale of Loans Held-for-Sale	1,205	268
Net Gains on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(18)	(106)
Tax Benefit from Disposition of Stock Options	56	---
Deferred Income Tax Benefit	(136)	(31)
(Increase) Decrease in Interest Receivable	(477)	68
Decrease in Interest Payable	(171)	(10)
Decrease in Other Assets	301	161
(Decrease) Increase in Other Liabilities	(2,182)	670
Net Cash Provided By Operating Activities	4,269	5,618

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	520	4,000
Proceeds from the Maturities and Calls of Securities Available-for-Sale	23,117	30,979
Purchases of Securities Available-for-Sale	(36,278)	(13,447)
Proceeds from the Maturities of Securities Held-to-Maturity	263	136
Purchases of Securities Held-to-Maturity	(742)	---
Net Increase in Loans	(4,573)	(17,863)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	317	247
Purchases of Premises and Equipment	(383)	(263)
Net Cash (Used In) Provided by Investing Activities	(17,759)	3,789

Financing Activities:
Net Increase in Deposits	10,072	14,977
Net Decrease in Short-Term Borrowings	(5,383)	(9,410)
Proceeds from Federal Home Loan Bank Advances	---	47,500
Repayments of Federal Home Loan Bank Advances	---	(7,700)
Purchases of Treasury Stock	(1,274)	(139)
Exercise of Stock Options and Shares Issued to Employees' Stock Purchase Plan	384	321
Acquisition of Common Stock by ESOP	---	(105)
Cash Dividends Paid	(1,758)	(1,524)
Net Cash Provided By Financing Activities	2,041	43,920
Net (Decrease) Increase in Cash and Cash Equivalents	(11,449)	53,327
Cash and Cash Equivalents at Beginning of Period	41,944	26,612
Cash and Cash Equivalents at End of Period	$30,495	$79,939

Supplemental Cash Flow Information:
Interest Paid	$ 6,322	$ 9,706
Income Taxes Paid	3,959	411
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	295	192
Loans Securitized and Transferred to Securities Available-for-Sale	---	9,410

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

MARCH 31, 2002

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001; the results of operations for the three month periods ended March 31, 2002 and 2001; the changes in shareholders' equity for the three month periods ended March 31, 2002 and 2001; and the cash flows for the three month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2001, included in the Company's 2001 Form 10-K.

2. Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of March 31, 2002 and December 31, 2001:

	2002	2001
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (177)	$ (89)
Net Unrealized Holding Gains on Securities Available-for-Sale	706	1,651
Total Accumulated Other Comprehensive Income	$ 529	$ 1,562

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2002 and 2001:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2002:
Basic EPS	$4,332	7,630	$.57
Dilutive Effect of Stock Options	---	181
Diluted EPS	$4,332	7,811	$.55

For the Three Months Ended March 31, 2001:
Basic EPS	$3,506	7,618	$.46
Dilutive Effect of Stock Options	---	86
Diluted EPS	$3,506	7,704	$.46

4. Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (which superseded SFAS No. 121).

The FASB has previously stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of March 31, 2002 would continue to be amortized, as in prior periods. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. With respect to transition, the FASB has made a preliminary decision that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset recorded on its books under SFAS No. 72. Therefore, it appears that the Company will be required to continue amortizing its intangible assets related to prior branch acquisitions and, accordingly, did so during the quarter ended March 31, 2002. The FASB plans to issue an Exposure Draft on this issue in the second quarter of 2002, and a final Statement by the end of 2002.

The following table presents information on the Company's intangible assets as of March 31, 2002:

Intangible Assets	Branch Acquisitions	Mortgage Servicing Rights	Intangible Pension Asset	Total
Gross Carrying Amount	$13,876	$71	$556	$14,503
Accumulated Amortization	4,677	70	---	4,747
Net Carrying Amount	$ 9,199	$ 1	$556	$ 9,756
Year-to-Date Expense	$236	---	---	$236
Estimated Annual Expense:
2002	$936	$1	$---	$926
2003	936	---	---	925
2004	936	---	---	925
2005	908	---	---	908
2006	884	---	---	884
During 2002, no goodwill was acquired and no impairment losses were recognized.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPGM LLP

Albany, New York

April 10, 2002

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2002

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

Examples of forward-looking statements in this Report are (i) the statements in the second and third paragraphs under the caption: "Key Interest Rate Changes 1999-2002" regarding the anticipated impact on the Company's cost of deposits from Federal Reserve interest rate cuts, and (ii) the statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding loan yields in upcoming periods. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2001.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. Its banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 167 domestic bank holding companies with $1 to $5 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the November 2001 5% stock dividend.
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Net Income	$4,332	$4,361	$4,117	$3,832	$3,506
Net Securities (Gains) Losses, Net of Tax	(12)	---	(30)	(82)	(5)
Net Other Non-Core Items, Net of Tax	(12)	4	8	---	(72)
Net Income, Based on Core Earnings	4,308	4,365	4,095	3,750	3,429

Diluted Earnings Per Share	.55	.56	.53	.49	.46
Diluted Earnings Per Share, Based on Core Net Income [1]	.55	.56	.52	.48	.45
Diluted Earnings Per Share, Cash Basis [2]	.57	.58	.54	.50	.46
Dividends Declared	.23	.23	.22	.22	.20

Average Assets	$1,151,306	$1,155,623	$1,119,573	$1,115,829	$1,098,752
Average Equity	92,949	92,016	88,593	84,708	82,701
Return on Average Assets	1.53%	1.50%	1.46%	1.38%	1.29%
Return on Average Equity	18.90	18.80	18.44	18.14	17.19
Return on Average Assets, Based on Core Net Income [1]	1.52	1.50	1.45	1.35	1.27
Return on Average Equity, Based on Core Net Income [1]	18.80	18.82	18.37	17.76	16.82

Average Earning Assets	$1,094,530	$1,100,543	$1,061,280	$1,059,474	$1,043,074
Average Paying Liabilities	916,413	919,895	885,124	897,978	887,738
Interest Income, Tax-Equivalent	18,935	19,899	20,014	20,170	20,135
Interest Expense	6,151	6,851	7,727	8,898	9,696
Net Interest Income, Tax-Equivalent	12,784	13,048	12,287	11,272	10,439
Net Interest Margin [3]	4.74%	4.70%	4.59%	4.27%	4.06%
Efficiency Ratio [4]	50.43%	49.94%	51.27%	52.44%	53.60%
Tier 1 Leverage Ratio	7.61%	7.45%	7.43%	7.26%	7.12%
Book Value per Share	$12.12	$11.99	$11.88	$11.30	$11.06
Tangible Book Value per Share	10.84	10.69	10.54	9.93	9.65

1 Core Net Income excludes net gains/losses on securities and OREO transactions and one time material non-core items of income and expense.

2 Cash Earnings Per Share adds back to Core Net Income the amortization, net of tax, of intangible assets associated with prior period branch acquisitions.

3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

4 The Efficiency Ratio is the ratio of core noninterest expense less intangible asset amortization to the sum of tax-equivalent core net interest income and core noninterest income.

The Company reported earnings of $4.3 million for the first quarter of 2002, an increase of $826 thousand, or 23.6%, over the first quarter of 2001. Diluted earnings per share were $.55 and $.46 for the two respective periods, an increase of 19.6% from the first quarter of 2001 to the first quarter of 2002. The returns on average assets were 1.53% and 1.29% for the first quarter of 2002 and 2001, respectively. The returns on average equity were 18.90% and 17.19% for the first quarter of 2002 and 2001, respectively. There were no material nonrecurring items of income or expense in either period.

Total assets were $1.154 billion at March 31, 2001, which represented an increase of $3.1 million, or 0.3%, from December 31, 2001, and an increase of $23.1 million, or 2.0%, above the level at March 31, 2001.

Federal funds sold at March 31, 2002 amounted to $56.4 million, compared to the average for the month of March 2001 of $10.2 million. The unusually high balance at last year's quarter end was partially attributable to a sizable deposit of state municipal funds immediately before quarter-end, an annually recurring transaction which normally takes place early in the second quarter, as it did for the second quarter of 2002.

The Company experienced modest internal growth in the loan portfolio from March 31, 2001 to March 31, 2002 as total loans increased $14.5 million, or 1.9%. Deposits increased from March 31, 2001 to March 31, 2002 by $21.7 million, or 2.5%, to $895 million. At March 31, 2002, advances from the Federal Loan Home Bank ("FHLB") amounted to $115.0 million, a decrease of $10.0 million from March 31, 2001.

Shareholders' equity increased $746 thousand during the first three months of 2002, primarily attributable to net income of $4.3 million offset in part by net unrealized loses on securities available-for-sale of $945 thousand (net of tax) and by cash dividends of $1.8 million. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end and the Company and both Company banks qualified as "well-capitalized" under federal bank guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheet Data

(Dollars in Thousands) (at Period-End)

				$ Change	$ Change	% Change	% Change
	Mar 2002	Dec 2001	Mar 2001	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 5,000	$ 14,000	$ 56,400	$ (9,000)	$(51,400)	(64.3)	(91.1)
Securities Available for Sale	262,615	251,694	219,225	10,921	43,390	4.3	19.8
Securities Held to Maturity	75,415	74,956	60,435	459	14,980	0.6	24.8
Loans, Net of Unearned Income (1)	758,258	755,124	743,807	3,134	14,451	0.4	1.9
Allowance for Loan Losses	10,100	9,720	8,956	380	1,144	3.9	12.8
Earning Assets (1)	1,101,288	1,095,774	1,079,867	5,514	21,421	0.5	2.0
Total Assets	1,154,089	1,151,007	1,130,942	3,082	23,147	0.3	2.0

Demand Deposits	$125,702	$124,777	$119,768	$ 925	$ 5,934	0.7	5.0
NOW, Regular Savings &
Money Market Deposit Accounts	487,383	457,171	406,014	30,212	81,369	6.6	20.0
Time Deposits of $100,000 or More	85,104	109,023	149,168	(23,919)	(64,064)	(21.9)	(42.9)
Other Time Deposits	197,381	194,527	198,952	2,854	(1,571)	1.5	(0.8)
Total Deposits	$895,570	$885,498	$873,902	$ 10,072	$ 21,668	1.1	2.5
Short-Term Borrowings	$ 32,262	$ 37,645	$ 28,287	$ (5,383)	$ 3,975	(14.3)	14.1
Federal Home Loan Bank Advances	115,000	115,000	125,000	---	(10,000)	---	(8.0)
Shareholders' Equity	92,250	91,504	84,341	746	7,909	0.8	9.4

1 Includes Nonaccrual Loans

Total assets were $1.154 billion at March 31, 2002, which represented an increase of $3.1 million, or 0.3%, from December 31, 2001, and an increase of $23.1 million, or 2.0%, above the level at March 31, 2001. All major categories of earning assets experienced increases over the twelve-month period, except for Federal funds sold, which experienced a sizable decrease for reasons discussed in the Overview, above. Total earning assets increased $21.4 million, or 2.0%, from the first quarter of 2001 to the first quarter of 2002.

Total loans at March 31, 2002 amounted to $758.3 million, an increase of $3.1 million, or 0.4%, from December 31, 2001, and an increase of $14.5 million, or 1.9%, from March 31, 2001. The growth in loan balances would have been even more pronounced had it not been for the securitization of $20.8 million of residential real estate loans between quarter-end 2001 and quarter-end 2002. The increase from March 31, 2001 was primarily attributable to the growth within the residential real estate and commercial loan portfolios. The largest loan category, indirect consumer loans, which are principally auto loans financed through local dealerships where the Company acquires the dealer paper, decreased from quarter-end 2001 to quarter-end 2002 both in terms of total outstandings (a decrease of $16.3 million) and in percentage terms (from 43.4% of the total loan portfolio to 41.4%). The decrease in total outstandings of indirect loans began in the third quarter of 2001 when manufacturers began offering attractive incentives on low-rate financing of new vehicles.

Total deposits of $895.6 million at March 31, 2002 increased $10.1 million, or 1.1%, from the December 31, 2001 level and $21.7 million, or 2.5%, from March 31, 2001. The Company experienced most of the twelve-month deposit growth in savings, NOW and money market savings accounts, which increased $81.4 million, or 20.0%. As is typical in falling rate environments, many depositors placed maturing time deposits in non-maturity deposits during the third and fourth quarters of 2001, presumably as a temporary investment until rates start to rise again. This was also true for the Company's municipal depositors who maintained high balances in NOW accounts at quarter-end 2002 compared to quarter-end 2001. Demand deposits also increased moderately over the twelve-month period by $5.9 million, or 5.0%.

Shareholders' equity increased $746 thousand during the first three months of 2002, primarily attributable to net income of $4.3 million, offset by net unrealized losses on securities available-for-sale of $945 thousand (net of tax), stock repurchases (net of stock issued through employee stock plans) of $800 thousand and cash dividends of $1.8 million. Over the twelve-month period, shareholders' equity increased by 9.4%. Current period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity. The Company paid a $.23 cash dividend per share for first quarter of 2002 and for the last quarter of 2001, which followed dividends of $.22 for the prior two quarters. The Company recently announced a $.25 dividend for the second quarter of 2002.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Demand Deposits	$124,543	$127,021	$131,365	$118,447	$113,390
Interest-Bearing Demand Deposits	254,496	242,948	203,338	196,878	195,256
Regular and Money Market Savings	210,767	204,514	202,618	196,381	190,581
Time Deposits of $100,000 or More	98,382	118,678	123,042	145,807	156,966
Other Time Deposits	196,718	199,234	198,342	197,486	199,931
Total Deposits	$884,906	$892,395	$858,705	$854,999	$856,124

Percentage of Average Quarterly Deposits
	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Demand Deposits	14.1%	14.2%	15.3%	13.9%	13.2%
Interest-Bearing Demand Deposits	28.8	27.2	23.7	23.0	22.8
Regular and Money Market Savings	23.8	22.9	23.6	23.0	22.3
Time Deposits of $100,000 or More	11.1	13.3	14.3	17.0	18.3
Other Time Deposits	22.2	22.4	23.1	23.1	23.4
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors, and this was true for the first quarter of 2002. The Company did experience growth in all categories of deposits from March 2001 to March 2002 with the exception of other time deposits, which essentially remained flat, and time deposits of $100,000 or more, which decreased for the reasons discussed above in the third paragraph under the heading "Summary of Consolidated Balance Sheet Data." The deposit growth during the period was achieved through the Company's existing base of branches. Early in 2002, the Company opened a new branch in Saratoga Springs, New York.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.59	1.64	1.89	2.34	2.66
Regular and Money Market Savings	1.47	1.74	2.30	2.66	2.93
Time Deposits of $100,000 or More	2.73	3.15	4.06	4.90	5.82
Other Time Deposits	4.09	4.37	4.79	5.45	5.73
Total Deposits	2.02	2.24	2.68	3.24	3.66

Key Interest Rate Changes 1999 - 2002

		Federal
Date	Discount Rate	Funds Rate	Prime Rate
December 11, 2001	1.25%	1.75%	4.75%
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Company's net interest income, for the past several years, has been very sensitive to changes in prevailing interest rates. Generally, the Company's net interest income has been negatively correlated with prevailing market rates. Increasing rates have had a negative impact on net interest income; decreasing rates have had a positive impact.

As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000. This marked a turnaround from a long period of flat or slowly-declining prevailing interest rates. The 1999 rate hikes had a moderate impact on the Company's financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on earning liabilities, as well as the Company's net interest spread and net interest margin. However, the full impact of rising rates was the primary cause of the Company's decrease in net interest margin in 2000.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. By early December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points. As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001 and the first quarter of 2002. The Company expects that this trend will continue, for a short period, as maturing time deposits reprice at lower rates. Initially, the decreases in deposit rates were not matched by decreased yields on earning assets. The Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. See the "Loan Portfolio" section in the discussion of "Financial Condition" in a subsequent section of this Report for a more complete analysis of yield trends in the loan portfolio.

Any further decreases in prevailing market rates may have a limited impact on the Company's deposit rates, both because further decreases in deposit rates may accelerate disintermediation out of the Company's deposits and because rates on several of the Company's deposit products, such as savings and NOW accounts, are already priced at such low levels that further decreases in rates may not be practical or sustainable. Many market analysts expect that towards the end of 2002, under an improving economy, the Federal Reserve Board may take actions to increase prevailing interest rates. The Company expects, as in the past, that any rate increases will have a negative impact on its net interest margin.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

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

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. Under appropriate circumstances, the Company would be able to access additional funding using similar financial vehicles, with the proceeds qualifying as regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Commercial and Commercial Real Estate	$154,732	$151,742	$148,575	$145,923	$138,097
Residential Real Estate	219,264	210,656	205,973	203,936	208,322
Home Equity	28,709	29,013	29,089	29,469	29,444
Indirect Consumer Loans	312,912	321,265	324,330	326,138	321,652
Direct Consumer Loans	40,457	41,592	42,000	42,313	43,580
Total Loans	$756,074	$754,268	$749,967	$747,779	$741,095

Percentage of Quarterly Average Loans
	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Commercial and Commercial Real Estate	20.4%	20.1%	19.8%	19.5%	18.6%
Residential Real Estate	29.0	27.9	27.5	27.3	28.1
Home Equity	3.8	3.8	3.9	3.9	4.0
Indirect Consumer Loans	41.4	42.6	43.2	43.6	43.4
Direct Consumer Loans	5.4	5.6	5.6	5.7	5.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased at a moderate pace over the five most recent quarters. Residential real estate and commercial loans increased both in total outstanding balances and as a percentage of total loans. As cited earlier, indirect loans began to decrease in the third quarter of 2001. Home equity and other consumer loans remained essentially unchanged. The residential real estate loan balances above do not include securitizations which took place beginning in the first quarter of 2001. The current balance on those securitizations, which reduced loan balances and increased securities balances, was $27.2 million at March 31, 2002, which are included as mortgage-backed securities in the available-for-sale portfolio.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Commercial and Commercial Real Estate	7.42%	7.99%	8.28%	8.69%	9.11%
Residential Real Estate	7.46	7.43	7.58	7.73	7.79
Home Equity	6.43	7.29	7.83	8.44	9.02
Indirect Consumer Loans	7.81	7.96	8.14	8.24	8.15
Direct Consumer Loans	8.92	9.07	9.20	9.33	9.13
Total Loans	7.64	7.85	8.06	8.26	8.32

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. There is a time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio, which in recent periods has exceed the time lag between the Federal Reserve's rate changes and the impact on the Company's deposit portfolio. As discussed above in this section, prevailing interest rates, after increasing steadily throughout 2000, decreased steadily in 2001 in response to the Federal Reserve Board's sizable rate-cutting actions during all four quarters of 2001. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes, although the decrease in average yields on loans and other earning assets has lagged behind the decrease in average rates paid on deposits. Nevertheless, loan yields did generally begin to fall over the second half of 2001 and through the first quarter of 2002. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provision for loan losses and net charge-offs are reported on a year-to-date basis, and are annualized for the purpose of calculating the ratio of each to average loans for each of the periods presented.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2002	Dec 2001	Sep 2001	Jun 2001	Mar 2001
Loan Balances:
Period-End Loans	$758,258	$755,124	$750,377	$746,483	$743,807
Average Loans, Year-to-Date	756,075	748,323	746,313	744,456	741,095
Average Loans, Quarter-to-Date	756,075	754,268	749,967	747,799	741,095
Period-End Assets	1,154,089	1,151,007	1,142,214	1,095,338	1,130,942

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 9,720	$ 8,727	$ 8,727	$ 8,727	$ 8,727
Provision for Loan Losses, Y-T-D	615	2,289	1,522	866	381
Net Charge-offs, Y-T-D	(235)	(1,296)	(1,008)	(788)	(152)
Allowance for Loan Losses, End of Period	$10,100	$ 9,720	$ 9,241	$ 8,805	$ 8,956

Allowance for Loan Losses Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 9,720	$ 9,241	$ 8,805	$ 8,956	$ 8,727
Provision for Loan Losses, Q-T-D	615	767	656	485	381
Net Charge-offs, Q-T-D	(235)	(288)	(220)	(636)	(152)
Allowance for Loan Losses, End of Period	$10,100	$ 9,720	$ 9,241	$ 8,805	$ 8,956

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,414	$3,200	$2,341	$1,725	$2,000
Loans Past due 90 Days or More
and Still Accruing Interest	---	238	114	212	1
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	3,414	3,438	2,455	1,937	2,001
Repossessed Assets	273	66	244	179	169
Other Real Estate Owned	---	294	276	241	274
Total Nonperforming Assets	$3,687	$3,798	$2,975	$2,357	$2,444

Performance Ratios:
Allowance to Nonperforming Loans	295.84%	282.72%	376.42%	454.57%	447.58%
Allowance to Period-End Loans	1.33	1.29	1.23	1.18	1.20
Provision to Average Loans (Quarter)	0.33	0.40	0.35	0.26	0.21
Provision to Average Loans (YTD)	0.33	0.31	0.27	0.23	0.21
Net Charge-offs to Average Loans (Quarter)	0.13	0.15	0.12	0.34	0.08
Net Charge-offs to Average Loans (YTD)	0.13	0.17	0.18	0.21	0.08
Nonperforming Loans to Total Loans	0.45	0.46	0.33	0.26	0.27
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.49	0.50	0.40	0.32	0.33
Nonperforming Assets to Total Assets	0.32	0.33	0.26	0.22	0.22

The Company's nonperforming assets at March 31, 2002 amounted to $3.7 million, a decrease of $111 thousand, or 2.9%, from December 31, 2001, but an increase of $1.2 million, or 50.9%, from March 31, 2001. At period-end, nonperforming assets represented .32% of total assets, a slight decrease from .33% at year-end 2001 and an increase from .22% at March 31, 2001. At December 31, 2001, this ratio for the Company's peer group was .59%.

At year-end 2001 and through March 31, 2002, the Company had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem. A portion of this commercial credit, totaling $850 thousand (primarily accounting for the increase in non-performing assets from March 31, 2001 to March 31, 2002), had been placed on nonaccrual status, while the remaining amount of the credit, totaling $2.4 million, was identified as a potential problem loan.

On an annualized basis, the ratio of the 2002 first quarter net charge-offs to average loans was .13%, five basis points higher than the annualized ratio of net charge-offs to average loans of .08% in the comparable 2001 period. The provision for loan losses was $615 thousand for the first quarter of 2002, compared to a provision of $381 thousand for the first quarter of 2001. The provision as a percentage of average loans (annualized) was .33% for the first quarter of 2002, an increase of 12 basis points from the .21% ratio for the comparable 2001 period. The increase in the provision is due primarily to the fact that nonperforming loans and net charge-offs, although modest and below peer group levels, are up from prior year levels, as well as the continued growth in the loan portfolio.

The allowance for loan losses at March 31, 2002 amounted to $10.1 million. The ratio of the allowance to outstanding loans at March 31, 2002, was 1.33%, four basis points higher than the ratio at December 31, 2001 and 13 basis points higher than this ratio at March 31, 2001. This ratio for the Company's peer group was 1.37% at December 31, 2001.

CAPITAL RESOURCES

Shareholders' equity increased $746 thousand during the first three months of 2002, primarily attributable to net income of $4.3 million plus $479 thousand received through employee stock plans, reduced by net unrealized losses on securities available-for-sale of $945 thousand (net of tax), stock repurchases of $1.3 million, and cash dividends of $1.8 million. Over the twelve-month period, shareholders' equity increased by 9.4%. Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock, less intangible assets. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of March 31, 2002, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiaries were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.63	11.51	12.76
Glens Falls National Bank & Trust Co.	7.70	12.06	13.31
Saratoga National Bank & Trust Co.	8.24	9.84	13.68

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at March 31, 2002 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On April 24, 2002, the Company announced the 2002 second quarter dividend of $.25 payable on June 14, 2002.

Quarterly Per Share Stock Prices and Dividends

	Sales Price		Cash Dividends Declared
	High	Low
2001
First Quarter	$22.500	$17.143	$.200
Second Quarter	24.286	18.452	.219
Third Quarter	28.457	21.952	.219
Fourth Quarter	30.000	27.250	.230

2002
First Quarter	$30.250	$28.000	$.230
Second Quarter (Payable June 15, 2002)			.250

	2002	2001
First Quarter Diluted Earnings Per Share, Based on Core Net Income	$.55	$.45
Dividend Payout Ratio (Second quarter dividends as
a percent of first quarter core diluted earnings per share)	41.82%	44.44%
Book Value Per Share	$12.12	$11.06
Tangible Book Value Per Share	10.84	9.65

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

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $56.6 million at March 31, 2002. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2002 Compared With

Three Months Ended March 31, 2001

Summary of Earnings Performance

(Dollars in Thousands)
	Quarter Ending
	Mar 2002	Mar 2001	Change	% Change
Net Income	$4,332	$3,506	$826	23.6%
Diluted Earnings Per Share	.55	.46	.09	19.6
Return on Average Assets	1.53%	1.29%	.24	18.6
Return on Average Equity	18.90%	17.19%	1.71	9.9

The Company reported earnings of $4.3 million for the first quarter of 2002, an increase of $826 thousand, or 23.6%, above the total for the 2001 quarter. Virtually all of the earnings in each of the respective quarters represented core net income. The substantial increase principally resulted from a significant increase in net interest margin, discussed in the ensuing section of this Report. Diluted earnings per share of $.55 for 2002 represented an increase of 19.6% over the $.46 diluted earnings per share for the 2001 quarter. Earnings included, on an after tax basis, $12 thousand of net securities gains in the 2002 period and $5 thousand in the 2001 period. On a core earnings basis, diluted earnings per share were $.55 and $.45, for the respective periods.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2002	Mar 2001	Change	% Change
Interest and Dividend Income	$18,935	$20,135	$(1,200)	(6.0)%
Interest Expense	6,151	9,696	(3,545)	(36.6)
Net Interest Income	$ 12,784	$ 10,439	$ 2,345	22.5

Taxable Equivalent Adjustment	513	424	89	21.0%

Average Earning Assets (1)	$1,094,530	$1,043,074	$51,456	4.9%
Average Paying Liabilities	916,413	887,738	28,675	3.2

Yield on Earning Assets (1)	7.02%	7.83%	(0.81)%	(10.3)
Cost of Paying Liabilities	2.72	4.43	(1.71)	(38.6)
Net Interest Spread	4.30	3.40	0.90	26.5
Net Interest Margin	4.74	4.06	0.68	16.7

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased significantly, from 4.06% to 4.74%, from the first quarter of 2001 to the first quarter of 2002. The increase in both net interest income and net interest margin was significantly influenced by the decrease in prevailing interest rates, and it disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled "Deposit Trends" and "Loan Trends."

The provision for loan losses was $615 thousand and $381 thousand for the quarters ended March 31, 2002 and 2001, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Quarter Ending
	Mar 2002	Mar 2001	Change	% Change
Income from Fiduciary Activities	$ 1,063	$ 1,049	$ 14	1.3%
Fees for Other Services to Customers	1,345	1,168	177	15.2
Net Gains on Securities Transactions	20	8	12	150.0
Other Operating Income	221	272	(51)	(18.8)
Total Other Income	$2,649	$2,497	$152	6.1

Other income for the first quarter of 2002 included $20 thousand of net securities gains on the sale of stock in FNMA and SLMA from the available-for-sale portfolio. The Company no longer participates in programs with these two agencies. In the 2001 quarter, the Company recognized $8 thousand of securities gains on the sale of $4.0 million of securities available-for-sale.

Income from fiduciary activities totaled $1.1 million for the first quarter of 2002, an increase of $14 thousand, or 1.3%, from the first quarter of 2001. Trust assets under administration at March 31, 2002, stated at market value, amounted to $696.4 million, an increase of $11.4 million, or 1.7%, from March 31, 2001, as the increase in trust accounts more than offset the negative impact of the equity market erosion on the value of assets under administration.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds reached a market value of $91.8 million at March 31, 2002. These funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects that the funds will be offered on a retail basis at some point in the future.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.3 million for the first quarter of 2002, an increase of $177 thousand, or 15.2%, from the 2001 first quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes third party credit card servicing income, data processing servicing fee income received from one upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any. Other operating income amounted to $221 thousand, a decrease of $51 thousand, or 18.8%, from the first quarter of 2001. The 2001 period total included $122 thousand of net gains on the sale of other real estate owned. The 2002 period included $44 thousand in data processing fee income whereas there was none for the 2001 period.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Quarter Ending
	Mar 2002	Mar 2001	Change	% Change
Salaries and Employee Benefits	$4,514	$4,005	$ 509	12.7%
Occupancy Expense of Premises, Net	603	549	54	9.8
Furniture and Equipment Expense	612	622	(10)	(1.6)
Other Operating Expense	2,270	1,924	346	18.0
Total Other Expense	$7,999	$7,100	$ 899	12.7

Efficiency Ratio	50.43%	53.60%	(3.17)	(5.9)

Other expense for the first quarter of 2002 was $8.0 million, an increase of $899 thousand, or 12.7%, over the expense for the first quarter of 2001. For the quarter ended March 31, 2002, the Company's efficiency ratio was 50.43%. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, intangible asset amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation. Without the adjustment for intangible assets amortization, the Company's ratio was 51.97%, which compares favorably to the Company's December 31, 2001 peer group ratio of 61.37%.

Salaries and employee benefits expense increased $509 thousand, or 12.7%, from the first quarter of 2001 to the first quarter of 2002. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees in 2001 principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. On an annualized basis, total personnel expense to average assets was 1.59% for the first quarter of 2002, the same as the ratio for the Company's peer group at December 31, 2001.

Occupancy expense was $603 thousand for the first quarter of 2002, a $54 thousand increase, or 9.8%, over the first quarter of 2001. The increase was primarily attributable to increases in maintenance and insurance costs. Furniture and equipment expense was $612 thousand for the first quarter of 2002, a $10 thousand decrease, or 1.6%, below the first quarter of 2001. The decrease was primarily attributable to decreased depreciation expense in the 2002 period.

Other operating expense was $2.3 million for the first quarter of 2002, an increase of $346 thousand, or 18.0%, from the first quarter of 2001. Areas of significant cost increases include the cost of third party computer processing for the trust department, stationery/supplies, professional and legal fees.

Amortization of intangible assets is a component of other operating expense. The FASB has previously stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of March 31, 2002 would continue to be amortized, as in prior periods. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should instead be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. With respect to transition, the FASB has made a preliminary decision that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset recorded on its books under SFAS No. 72. Therefore, it appears that the Company will be required to continue amortizing its intangible assets related to prior branch acquisitions and, accordingly, did so during the quarter ended March 31, 2002. The FASB plans to issue an Exposure Draft on this issue in the second quarter of 2002, and a final Statement by the end of 2002.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Mar 2002	Mar 2001	Change	% Change
Provision for Income Taxes	$1,974	$1,525	$449	29.4%
Effective Tax Rate	31.30%	30.31%	0.99%	3.3

The provision for federal and state income taxes amounted to $2.0 million and $1.5 million for the first quarter of 2002 and 2001, respectively. The Company experienced an increase in the effective tax rate from the first quarter of 2001 to the first quarter of 2002 due to the fact that taxable income increased more than tax exempt income (primarily from tax exempt securities and loans).

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. If at any point the analysis reveals that the sensitivity tolerances are exceeded, changes in types and amounts of assets and liabilities on the balance sheet are planned and implemented. At March 31, 2002, there were no material changes from year-end 2001.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held May 1, 2002, shareholders elected the following directors to the classes listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Mary-Elizabeth T. FitzGerald	2004	6,258,167	93,095	---
Kenneth C. Hopper, M.D.	2005	6,264,364	86,898	---
Elizabeth O'C. Little	2005	6,255,335	95,927	---
Michael F. Massiano	2005	6,265,573	85,689	---
Richard J. Reisman, D.M.D.	2005	6,259,214	92,048	---

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

No Current Reports were filed on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 14, 2002 s/Thomas L. Hoy

Thomas L. Hoy, President and

Chief Executive Officer

Date: May 14, 2002 s/John J. Murphy

John J. Murphy, Executive Vice

President, Treasurer and CFO

(Principal Financial Officer and

Principal Accounting Officer)