Form 10-Q
period 2002-06-30
ARROW FINANCIAL CORP
filed 2002-08-13
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2002
Common Stock, par value $1.00 per share	7,590,807

ARROW FINANCIAL CORPORATION

FORM 10-Q

JUNE 30, 2002

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Consolidated Statements of Income for the
Three Month and Six Month Periods ended June 30, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the
Six Month Periods Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II	OTHER INFORMATION

SIGNATURES

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	6/30/2002	12/31/2001
ASSETS
Cash and Due from Banks	$ 30,970	$ 27,944
Federal Funds Sold	14,800	14,000
Cash and Cash Equivalents	45,770	41,944

Securities Available-for-Sale	273,554	251,694
Securities Held-to-Maturity (Approximate Fair Value of
$77,206 in 2002 and $75,786 in 2001)	74,020	74,956

Loans	775,436	755,124
Allowance for Loan Losses	(10,595)	(9,720)
Net Loans	764,841	745,404

Premises and Equipment, Net	13,371	13,095
Other Real Estate and Repossessed Assets, Net	231	360
Intangible Assets, Net	9,525	9,938
Other Assets	12,390	13,616
Total Assets	$1,193,702	$1,151,007

LIABILITIES
Deposits:
Demand	$ 131,748	$ 124,777
Regular Savings, N.O.W. & Money Market Deposit Accounts	491,919	457,171
Time Deposits of $100,000 or More	76,348	109,023
Other Time Deposits	201,124	194,527
Total Deposits	901,139	885,498
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	35,041	32,310
Other Short-Term Borrowings	5,336	5,335
Federal Home Loan Bank Advances	135,000	115,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	15,512	16,360
Total Liabilities	1,097,028	1,059,503

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(9,970,376 Shares Issued in 2002 and 2001)	9,970	9,970
Surplus	99,889	99,459
Undivided Profits	22,580	17,268
Unallocated ESOP Shares (97,240 Shares in 2002 and 98,478 Shares in 2001)	(1,914)	(1,941)
Accumulated Other Comprehensive Income	3,141	1,562
Treasury Stock, at Cost (2,283,923 Shares in 2002 and 2,239,451 Shares in 2001)	(36,992)	(34,814)
Total Shareholders' Equity	96,674	91,504
Total Liabilities and Shareholders' Equity	$1,193,702	$1,151,007

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,196	$15,135	$28,342	$30,251
Interest on Federal Funds Sold	52	330	83	475
Interest and Dividends on Securities Available-for-Sale	3,792	3,510	7,199	7,224
Interest on Securities Held-to-Maturity	838	764	1,675	1,500
Total Interest and Dividend Income	18,878	19,739	37,299	39,450

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	645	1,761	1,308	4,015
Other Deposits	3,905	5,076	7,646	10,557
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	120	266	238	664
Other Short-Term Borrowings	8	32	25	76
Federal Home Loan Bank Advances	1,574	1,644	3,066	3,045
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119	238	238
Total Interest Expense	6,371	8,898	12,521	18,595
NET INTEREST INCOME	12,507	10,841	24,778	20,855
Provision for Loan Losses	615	485	1.230	866
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,892	10,356	23,548	19,989

OTHER INCOME
Income from Fiduciary Activities	986	999	2,048	2,048
Fees for Other Services to Customers	1,502	1,342	2,847	2,511
Net Gains on Securities Transactions	153	137	173	145
Other Operating Income	256	200	478	471
Total Other Income	2,897	2,678	5,546	5,175

OTHER EXPENSE
Salaries and Employee Benefits	4,630	4,244	9,144	8,248
Occupancy Expense of Premises, Net	593	574	1,196	1,123
Furniture and Equipment Expense	647	606	1,259	1,228
Other Operating Expense	2,114	2,055	4,384	3,979
Total Other Expense	7,984	7,479	15,983	14,578

INCOME BEFORE PROVISION FOR INCOME TAXES	6,805	5,555	13,111	10,586
Provision for Income Taxes	2,163	1,723	4,137	3,248
NET INCOME	$ 4,642	$ 3,832	$ 8,974	$ 7,338

Average Shares Outstanding:
Basic	7,610	7,637	7,620	7,627
Diluted	7,796	7,753	7,799	7,725

Per Common Share:
Basic Earnings	$ .61	$ .50	$1.18	$ .96
Diluted Earnings	.60	.49	1.15	.95

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	8,974	---	---	---	8,974
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,918)	---	---	---	---	---	1,772	---	1,772
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $173)	---	---	---	---	---	(105)	---	(105)
Other Comprehensive Income								1,579
Comprehensive Income								10,553

Cash Dividends Declared, $.48 per Share	---	---	---	(3,662)	---	---	---	(3,662)
Stock Options Exercised (32,529 Shares)	---	---	162	---	---	---	302	464
Shares Issued Under the Directors' Stock Plan (545 Shares)	---	---	11	---	---	---	6	17
Shares Issued Under the Employee Stock Purchase Plan (10,776 Shares)	---	---	170	---	---	---	100	270
Tax Benefit for Disposition of Stock Options	---	---	75	---	---	---	---	75
Purchase of Treasury Stock (88,321 Shares)	---	---	---	---	---	---	(2,586)	(2,586)
Allocation of ESOP Stock (1,238 Shares)	---	---	12	---	27	---	---	39
Balance at June 30, 2002	9,970,376	$9,970	$99,889	$22,580	$(1,914)	$ 3,141	$(36,992)	$96,674

Balance at December 31, 2000	9,495,596	$9,496	$85,531	$ 21,920	$ (2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	7,338	---	---	---	7,338
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,859)	---	---	---	---	---	1,124	---	1,124
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $145)	---	---	---	---	---	(85)	---	(85)
Other Comprehensive Income								1,039
Comprehensive Income								8,377

Cash Dividends Declared, $.42 per Share	---	---	---	(3,197)	---	---	---	(3,197)
Stock Options Exercised (27,301 Shares)	---	---	(23)	---	---	---	326	303
Shares Issued Under the Directors' Stock Plan (783 Shares)	---	---	11	---	---	---	7	18
Shares Issued Under the Employees' Stock Purchase Plan (15,089 Shares)	---	---	125	---	---	---	136	261
Purchase of Treasury Stock (10,613 Shares)	---	---	---	---	---	---	(237)	(237)
Tax Benefit for Disposition of Stock Options	---	---	17	---	---	---	---	17
Acquisition of Common Stock By ESOP (6,405 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock (12,458 Shares)	---	---	12	---	241	---	---	253
Balance at June 30, 2001	9,495,596	$9,496	$85,673	$26,061	$(2,222)	$ 861	$(33,398)	$86,471

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)
	Six Months
	Ended June 30,
	2002	2001
Operating Activities:
Net Income	$ 8,974	$ 7,338
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,230	866
Depreciation and Amortization	1,892	1,145
Compensation Expense for Allocated ESOP Shares	39	253
Net Gains on the Sale of Securities Available-for-Sale	(173)	(145)
Proceeds from the Sale of Loans Held-for-Sale	3,156	1,903
Net Losses (Gains) on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	4	(134)
Tax Benefit for Disposition of Stock Options	75	17
Increase in Deferred Tax Assets	(428)	(57)
(Increase) Decrease in Interest Receivable	(171)	367
(Decrease) Increase in Interest Payable	(205)	19
Decrease (Increase) in Other Assets	443	(92)
(Decrease) Increase in Other Liabilities	(643)	(928)
Net Cash Provided By Operating Activities	14,193	10,552

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	23,097	7,119
Proceeds from the Maturities and Calls of Securities Available-for-Sale	40,004	49,615
Purchases of Securities Available-for-Sale	(82,802)	(19,551)
Proceeds from the Maturities of Securities Held-to-Maturity	956	1,936
Purchases of Securities Held-to-Maturity	(52)	(9,270)
Net Increase in Loans	(24,418)	(37,587)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	770	313
Purchases of Premises and Equipment	(798)	(942)
Net Cash Used In Investing Activities	(43,243)	(8,367)

Financing Activities:
Net Increase (Decrease) in Deposits	15,641	(26,063)
Net Increase (Decrease) in Short-Term Borrowings	2,732	(4,535)
Federal Home Loan Bank Advances	20,000	55,000
Federal Home Loan Bank Repayments	---	(15,200)
Purchases of Treasury Stock	(2,586)	(237)
Treasury Stock Issued for Stock-Based Plans	751	582
Acquisition of Common Stock by ESOP	---	(105)
Cash Dividends Paid	(3,662)	(3,197)
Net Cash Provided By Financing Activities	32,876	6,245
Net Increase in Cash and Cash Equivalents	3,826	8,430
Cash and Cash Equivalents at Beginning of Period	41,944	26,612
Cash and Cash Equivalents at End of Period	$45,770	$35,042

Supplemental Cash Flow Information:
Interest Paid	$12,726	$18,576
Income Taxes Paid	5,414	3,586
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	607	440
Loans Securitized and Transferred to Securities Available-for-Sale	---	24,193

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

JUNE 30, 2002

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001; the results of operations for the three month and six month periods ended June 30, 2002 and 2001; and the consolidated changes in shareholders' equity and cash flows for the six month periods ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2002 presentation. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2001.

2. Accumulated Other Comprehensive Income (Loss) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of June 30, 2002 and December 31, 2001:

	2002	2001
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (177)	$ (89)
Net Unrealized Holding Gains on Securities Available-for-Sale	3,318	1,651
Total Accumulated Other Comprehensive Income	$3,141	$1,562

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six month periods ended June 30, 2002 and 2001.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2002:
Basic EPS	$4,642	7,610	$.61
Dilutive Effect of Stock Options	---	186
Diluted EPS	$4,642	7,796	$.60

For the Three Months Ended June 30, 2001:
Basic EPS	$3,832	7,637	$.50
Dilutive Effect of Stock Options	---	116
Diluted EPS	$3,832	7,753	$.49

For the Six Months Ended June 30, 2002:
Basic EPS	$8,974	7,620	$1.18
Dilutive Effect of Stock Options	---	179
Diluted EPS	$8,974	7,799	$1.15

For the Six Months Ended June 30, 2001:
Basic EPS	$7,338	7,627	$ .96
Dilutive Effect of Stock Options	---	98
Diluted EPS	$7,338	7,725	$ .95

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

The unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, is currently amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should continue to be amortized or, instead, be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. In an exposure draft of a proposed statement issued in May 2002, the FASB made a preliminary decision that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset recorded on its books under SFAS No. 72. Therefore, if the exposure draft is finalized in its proposed form, the Company will be required to continue amortizing its intangible assets related to prior branch acquisitions and, accordingly, did so for the six month period ended June 30, 2002. The FASB plans to issue a final Statement by the end of 2002.

The following table presents information on the Company's intangible assets as of June 30, 2002:

Intangible Assets (in Thousands)	Branch Acquisitions	Mortgage Servicing Rights	Intangible Pension Asset	Total
Gross Carrying Amount	$13,876	$ 5	$556	$14,437
Accumulated Amortization	4,908	4	---	4,912
Net Carrying Amount	$ 8,968	$ 1	$556	$ 9,525
Year-to-Date 2002 Amortization Expense	$472	$ ---	$ ---	$472
Estimated Annual Amortization Expense:
2002	$936	$ 1	$ ---	$937
2003	936	---	---	936
2004	936	---	---	936
2005	908	---	---	908
2006	884	---	---	884
During 2002, there were no branch or other acquisitions and no impairment losses were recognized with respect to the Company's existing intangible assets.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and consolidated statements of changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

July 12, 2002

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2002

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

Examples of forward-looking statements in this Report are (i) the statements in the fourth and sixth paragraphs under the interest rate table set forth in the section entitled: "Key Interest Rate Changes 1999-2002" regarding the anticipated impact on the Company's cost of deposits, net interest margin and net interest income of possible future Federal Reserve interest rate cuts, and (ii) the statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding loan yields in upcoming periods. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in banking operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2001.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. Its banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Reports." The Company's peer group is comprised of 162 domestic bank holding companies located throughout the United States with $1 to $3 billion in total consolidated assets.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the November 2001 5% stock dividend.

	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Net Income	$4,642	$4,332	$4,361	$4,117	$3,832
Net Securities Gains, Net of Tax	(92)	(12)	---	(30)	(82)
Net Other Non-Core Items, Net of Tax	(55)	(12)	4	8	---
Net Income, Based on Core Earnings	4,495	4,308	4,365	4,095	3,750

Diluted Earnings Per Share	.60	.55	.56	.53	.49
Diluted Earnings Per Share, Based on Core Net Income [1]	.58	.55	.56	.52	.48
Diluted Earnings Per Share, Cash Basis [2]	.60	.57	.58	.54	.50
Dividends Declared	.25	.23	.23	.22	.22

Average Assets	$1,197,864	$1,151,306	$1,155,623	$1,119,573	$1,115,870
Average Equity	94,873	92,949	92,016	88,593	84,708
Return on Average Assets	1.55%	1.53%	1.50%	1.46%	1.38%
Return on Average Equity	19.62	18.90	18.80	18.44	18.14
Return on Average Assets, Based on Core Net Income [1]	1.51	1.52	1.50	1.45	1.35
Return on Average Equity, Based on Core Net Income [1]	19.00	18.80	18.82	18.37	17.76

Average Earning Assets	$1,140,927	$1,094,530	$1,100,543	$1,061,280	$1,059,474
Average Paying Liabilities	957,477	916,413	919,895	885,124	897,978
Interest Income, Tax-Equivalent	19,428	18,935	19,899	20,014	20,170
Interest Expense	6,371	6,151	6,851	7,727	8,898
Net Interest Income, Tax-Equivalent	13,057	12,784	13,048	12,287	11,272
Net Interest Margin [3]	4.59%	4.74%	4.70%	4.59%	4.27%
Efficiency Ratio [4]	49.32%	50.43%	49.94%	51.27%	52.44%
Tier 1 Leverage Ratio	7.50%	7.61%	7.45%	7.43%	7.26%
Book Value per Share	$12.74	$12.12	$11.99	$11.88	$11.30
Tangible Book Value per Share	11.48	10.84	10.69	10.54	9.93

1 Core Net Income excludes net gains/losses on securities and OREO transactions and one time material non-core income and expense.

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

The Company reported earnings of $4.6 million for the second quarter of 2002, an increase of $810 thousand, or 21.1%, as compared to $3.8 million for the second quarter of 2001. Diluted earnings per share were $.60 and $.49 for the two respective periods for a period to period increase of $.11, or 22.4%. On a year-to-date basis, net income was $9.0 million for the first six months of 2002, an increase of $1.6 million, or 22.3%, as compared to earnings of $7.3 million for the 2001 period. Diluted earnings per share for the six month periods were $1.15 and $.95, respectively, a period-to-period increase of $.20, or 21.1%.

The returns on average assets were 1.55% and 1.38% for the second quarters of 2002 and 2001, respectively, an increase of 17 basis points, or 12.3% . The returns on average equity were 19.62% and 18.14% for the second quarters of 2002 and 2001, respectively, an increase of 148 basis points, or 8.2%. On a year-to-date basis, the returns on average assets were 1.54% and 1.35% for the first six months of 2002 and 2001, respectively, an increase of 19 basis points, or 14.1%. The returns on average equity were 19.27% and 17.80% for the first six months of 2002 and 2001, respectively , an increase of 147 basis points, or 8.3%.

The net interest margin for the quarter was 4.59%, down 15 basis points or 3.2% from the first quarter 2002 margin. This marked the first quarter-to-quarter decline in the net interest margin after five consecutive quarter-to-quarter increases.

Total assets were $1,193.7 million at June 30, 2002 which represented an increase of $42.7 million, or 3.7%, from December 31, 2001, and an increase of $98.4 million, or 9.0%, above the level at June 30, 2001.

During the first six months of 2002, shareholders' equity increased $5.2 million to $96.7 million. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end. Both Company banks qualified as "well-capitalized" under federal bank guidelines. Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Jun 2002	Dec 2001	Jun 2001	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ 14 ,800	$ 14,000	$ 3,800	$ 800	$ 11,000	5.7	289.5
Securities Available for Sale	273,554	251,694	217,907	21,860	55,647	8.7	25.5
Securities Held to Maturity	74,020	74,956	67,895	(936)	6,125	(1.2)	9.0
Loans, Net of Unearned Income (1)	775,436	755,124	746,483	20,312	28,953	2.7	3.9
Allowance for Loan Losses	10,595	9,720	8,805	875	1,790	9.0	20.3
Earning Assets (1)	1,137,810	1,095,774	1,036,085	42,036	101,725	3.8	9.8
Total Assets	1,193,702	1,151,007	1,095,338	42,695	98,364	3.7	9.0

Demand Deposits	131,748	$124,777	121,928	6,971	9,820	5.6	8.1
N.O.W., Regular Savings &
Money Market Savings Accounts	491,919	457,171	390,920	34,748	100,999	7.6	25.8
Time Deposits of $100,000 or More	76,348	109,023	124,139	(32,675)	(47,791)	(30.0)	(38.5)
Other Time Deposits	201,124	194,527	195,875	6,597	5,249	3.4	2.7
Total Deposits	901,139	$885,498	832,862	15,641	68,277	1.8	8.2
Short-Term Borrowings	40,377	$ 37,645	33,162	2,732	7,215	7.3	21.8
Federal Home Loan Bank Advances	135,000	115,000	125,000	20,000	10,000	17.4	8.0
Shareholders' Equity	96,674	91,504	86,471	5,170	10,203	5.7	11.8

(1) Includes Nonaccrual Loans

Total assets at June 30, 2002 amounted to $1,193.7 million, an increase of $42.7 million, or 3.7%, from year-end 2001 and an increase of $98.4 million, or 9.0%, from June 30, 2001.

Increases in Sources of Funds: Increases in internally generated deposit balances (a net increase of $68.3 million from June 30, 2001 to June 30, 2002) accounted for almost 70% of the increase in the Company's sources of funds. During this twelve month period, however, the Company experienced large shifts in the mix of deposit product balances. The largest shift was the transfer of maturing large balance municipal time deposits into non-maturity balance accounts triggered by the low interest rate environment. Other sources of funds which increased in the prior twelve month period include short term borrowings ($7.2 million), Federal Home Loan Bank (FHLB) advances ($10.0 million) and retained earnings ($5.3 million).

Deployment of Funds into Earning Assets: Total loans at June 30, 2002 amounted to $775.4 million, an increase of $20.3 million, or 2.7%, from December 31, 2001, and an increase of $29.0 million, or 3.9%, from June 30, 2001. The increase was limited by the fact that, during the third quarter of 2001, the Company securitized $6.0 million of residential real estate loans. This involved the sale of the mortgage loans and the concurrent purchase of Federal Home Loan Mortgage Corporation guaranteed mortgage-backed securities with the sold loans representing the underlying collateral. The area of the loan portfolio experiencing the greatest increase was residential real estate loans, followed by commercial and commercial real estate loan. This represented a change from earlier periods, when the Company regularly experienced the greatest portfolio growth in indirect consumer lending (principally auto loans financed through local dealerships where the Company acquires the dealer paper). These loans still represent the largest single category of loans within the portfolio, but since the fall of 2001, indirect loan balances have slowly declined in the face of manufacturers' subsidized vehicle financing programs. Management expects that this segment of the portfolio will continue to be repressed by competitive pressures in the forthcoming periods.

While it is the intent of the Company to invest the greatest portion of its earning assets into high quality loans, most of the increase in the sources of funds from June 30, 2001 to June 30, 2002 was allocated to the investment securities portfolio. As reported on the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $40.0 million for the first six months of 2002. Most of these cash flows are from the monthly amortization of mortgage-backed securities. Among other needs, these cash flows are available to fund loan growth or for redeployment in the available-for-sale portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Demand Deposits	$129,844	$124,543	$127,021	$131,365	$118,448
Interest-Bearing Demand Deposits	287,832	254,496	242,948	203,338	196,878
Regular and Money Market Savings	217,526	210,767	204,514	202,618	196,380
Time Deposits of $100,000 or More	93,760	98,382	118,678	123,042	145,807
Other Time Deposits	198,910	196,718	199,234	198,342	197,486
Total Deposits	$927,872	$884,906	$892,395	$858,705	$854,999

Percentage of Average Quarterly Deposits
	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Demand Deposits	14.0%	14.1%	14.2%	15.3%	13.9%
Interest-Bearing Demand Deposits	31.1	28.8	27.2	23.7	23.0
Regular and Money Market Savings	23.4	23.8	22.9	23.6	23.0
Time Deposits of $100,000 or More	10.1	11.1	13.3	14.3	17.0
Other Time Deposits	21.4	22.2	22.4	23.1	23.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company typically experiences little net deposit growth in the first quarter of the year due to seasonality factors. In the first quarter of 2002, total deposit balances actually declined. In the second quarter, total balances increased by 4.9%. This growth was primarily attributable to interest-bearing demand deposits. During the period of low interest rates in 2001 and 2002, a significant portion of maturing time deposits was transferred to non-maturity balances. Although this trend of maturing time deposits transferring into non-maturity deposits was also true for individual depositors, the balance of time deposits under $100,000 has remained fairly constant for the past five quarters. Those depositors that have maintained their maturing balances in time deposits have primarily reinvested in certificates with relatively short-term maturities.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.66	1.59	1.64	1.89	2.34
Regular and Money Market Savings	1.45	1.47	1.74	2.30	2.66
Time Deposits of $100,000 or More	2.76	2.73	3.15	4.06	4.90
Other Time Deposits	3.88	4.09	4.37	4.79	5.45
Total Deposits	1.97	2.02	2.24	2.68	3.24

Key Interest Rate Changes 1999 - 2002
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
December 11, 2001	1.25%	1.75%	4.75%
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Company's net interest income, for the past several years, has been very sensitive to changes in prevailing interest rates. Generally, the Company's net interest income has been negatively correlated with prevailing market rates. Increasing rates have had a negative short-to-medium term impact on net interest income; decreasing rates have had a positive short-to-medium term impact. Principally this is because the Company's deposit liabilities have tended to reprice more rapidly than its loans.

As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000. This marked a turnaround from a long period of flat or slowly-declining prevailing interest rates. The 1999 and 2000 rate hikes had a moderate negative effect on the Company's operating results for 1999 and 2000 as reflected in reductions in both the net interest spread and the net interest margin in each year.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. By early December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points. As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001 and the first two quarters of 2002. The Company expects that this trend of lower deposit costs may continue, for a short period, as maturing time deposits continue to reprice at lower rates. Initially, the decreases in deposit rates were not matched by decreased yields on earning assets. The Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. See the "Loan Portfolio" section in the discussion of "Financial Condition" in a subsequent section of this Report for a more complete analysis of yield trends in the loan portfolio.

There is much speculation that the economic recovery in the first half of 2002 may be short-lived, as the economy continues to show weakness. However, any further decreases in prevailing market rates may have a limited impact on the Company's deposit rates, both because further decreases in deposit rates may accelerate disintermediation out of the Company's deposits and because rates on several of the Company's deposit products, such as savings and NOW accounts, are already priced at such low levels that further decreases in rates may not be practical or sustainable.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans.

Even if Federal Reserve Board does not lower rates, the Company may experience some further limited decreases in time deposit rates, but continuing decreases in loan yields may be somewhat greater and may occur over a longer period of time. This may lead to continued narrowing of net interest margin.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances." These convertible advances have final maturities of 5 - 10 years and are callable by the FHLB at certain dates. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and used the proceeds from the sale of the capital securities to acquire 9.5% junior subordinated debentures issued by the Company. The capital securities-backed debentures, with associated expense that is tax deductible, qualify as Tier I capital for the purposes of bank regulatory capital guidelines. See "Capital Resources" below. Management continues to explore and evaluate new non-deposit sources of funds.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the proportion of each loan type to overall loans for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Commercial and Commercial Real Estate	$162,611	$154,732	$151,742	$148,575	$145,923
Residential Real Estate	227,530	219,264	210,656	205,973	203,936
Home Equity	28,701	28,709	29,013	29,089	29,469
Indirect Consumer Loans	307,486	312,912	321,265	324,330	326,138
Direct Consumer Loans	38,781	40,457	41,592	42,000	42,313
Total Loans	$765,109	$756,074	$754,268	$749,967	$747,779

Percentage of Quarterly Average Loans
	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Commercial and Commercial Real Estate	21.3%	20.4%	20.1%	19.8%	19.5%
Residential Real Estate	29.7	29.0	27.9	27.5	27.3
Home Equity	3.8	3.8	3.8	3.9	3.9
Indirect Consumer Loans	40.1	41.4	42.6	43.2	43.6
Direct Consumer Loans	5.1	5.4	5.6	5.6	5.7
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased in each of the five most recent quarters. The Company experienced growth over the period in two of its three major loan categories: commercial and commercial real estate and residential real estate. Both of these categories also experienced modest growth as a percentage of total average loans outstanding, to 21.3% and 29.7%, respectively. As cited earlier, the growth in residential real estate loans is net of a $6.0 million reduction resulting from the 2001 third quarter securitization. The Company continues to experience moderate to strong demand in both of these categories.

In the several years preceding the fall of 2001, indirect consumer lending (principally auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio. Although the percentage of average indirect loans to total average loans has decreased over the past five quarters, these loans still represent the largest category of loans (40.1%) in the loan portfolio. In the fall of 2001, as discussed under "Deployment of Funds into Earning Assets," this absolute growth of indirect loans was halted in the face of an aggressive campaign of zero rate financing mounted by the auto manufacturers. The immediate result for the Company was a four consecutive quarter decline in total indirect loan outstandings. Towards the end of the second quarter of 2002, the balance of indirect loans outstanding stopped their downward decline and actually increased in the month of June 2002. However, the structure and duration of recently enacted manufacturers' subsidized financing programs may significantly influence the volume of dealer paper acquired in the near term.

Quarterly Taxable Equivalent Yield on Loans
	Quarter Ending
	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Commercial and Commercial Real Estate	7.26%	7.42%	7.99%	8.28%	8.69%
Residential Real Estate	7.29	7.46	7.43	7.58	7.73
Home Equity	6.19	6.43	7.29	7.83	8.44
Indirect Consumer Loans	7.70	7.81	7.96	8.14	8.24
Direct Consumer Loans	8.88	8.92	9.07	9.20	9.33
Total Loans	7.49	7.64	7.85	8.06	8.26

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. There is a time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio, which in recent periods has exceeded the time lag between the Federal Reserve's rate changes and the impact on the Company's deposit portfolio. As discussed above under "Key Interest Rate Changes 1999-2002," prevailing interest rates, after increasing steadily throughout 2000, decreased steadily in 2001 in response to the Federal Reserve Board's sizable rate-cutting actions during all four quarters of 2001. The yield on the Company's loan portfolio has been and will continue to be affected by these rate reductions, although the decrease in average yields on loans and other earning assets was less rapid than the decrease in average rates paid on deposits. As a result, the net interest margin expanded during the 2001 quarters and the first quarter of 2002. Nevertheless, loan yields did generally begin to fall over the second half of 2001 and through the first two quarters of 2002, and further declines in yields may be expected even if the Federal Reserve does not effect additional rate cuts in the second half of 2002. The decline in yields has "caught up" to the decline in rates paid on deposits, such that in the second quarter of 2002, the net interest margin decreased by 15 basis points, the first decline in five consecutive quarters. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provisions for loan losses and net charge-offs are annualized for the purpose of calculating the performance ratios at the end of the table.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2002	Mar 2002	Dec 2001	Sep 2001	Jun 2001
Loan Balances:
Period-End Loans	$ 775,436	$ 758,258	$ 755,124	$ 750,377	$ 746,483
Average Loans, Year-to-Date	760,617	756,075	748,323	746,313	744,456
Average Loans, Quarter-to-Date	765,109	756,075	754,268	749,967	747,799
Period-End Assets	1,193,702	1,154,089	1,151,007	1,142,214	1,095,338

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 9,720	$ 9,720	$ 8,727	$ 8,727	$ 8,727
Provision for Loan Losses, Y-T-D	1,230	615	2,289	1,522	866
Net Charge-offs, Y-T-D	(355)	(235)	(1,296)	(1,008)	(788)
Allowance for Loan Losses, End of Period	$10,595	$10,100	$ 9,720	$ 9,241	$ 8,805

Allowance for Loan Losses Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$10,100	$ 9,720	$ 9,241	$ 8,805	$ 8,956
Provision for Loan Losses, Q-T-D	615	615	767	656	485
Net Charge-offs, Q-T-D	(120)	(235)	(288)	(220)	(636)
Allowance for Loan Losses, End of Period	$10,595	$10,100	$ 9,720	$ 9,241	$ 8,805

Nonperforming Assets:
Nonaccrual Loans	$3,196	$3,414	$3,200	$2,341	$1,725
Loans Past due 90 Days or More
and Still Accruing Interest	68	---	238	114	212
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	3,264	3,414	3,438	2,455	1,937
Repossessed Assets	190	273	66	244	179
Other Real Estate Owned	41	---	294	276	241
Total Nonperforming Assets	$3,495	$3,687	$3,798	$2,975	$2,357
Performance Ratios:
Allowance to Nonperforming Loans	324.60%	295.84%	282.72%	376.42%	454.57%
Allowance to Period-End Loans	1.37	1.33	1.29	1.23	1.18
Provision to Average Loans (QTD)	0.32	0.33	0.40	0.35	0.26
Provision to Average Loans (YTD)	0.33	0.33	0.31	0.27	0.23
Net Charge-offs to Average Loans (QTD)	0.06	0.13	0.15	0.12	0.34
Net Charge-offs to Average Loans (YTD)	0.09	0.13	0.17	0.18	0.21
Nonperforming Loans to Total Loans	0.42	0.45	0.46	0.33	0.26
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.45	0.49	0.50	0.40	0.32
Nonperforming Assets to Total Assets	0.29	0.32	0.33	0.26	0.22

The quality of the Company's loan portfolio remained strong at quarter-end and had not been negatively affected by the loan growth experienced in prior periods or the slow-down of the domestic economy in 2001 and subsequent periods. Nonperforming loans at June 30, 2002 amounted to $3.3 million, a slight decrease from December 31, 2001. At period-end, nonperforming loans represented .42% of loans outstanding, a decrease from .46% at year-end 2001 and an increase from ..26% at June 30, 2001. At March 31, 2002, this ratio for the Company's peer group was .57%.

At year-end 2001 and through June 30, 2002, the Company had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem. A portion of this commercial credit, totaling $850 thousand, was placed on nonaccrual status in the third quarter of 2001, and by itself accounted for most of the increase in nonperforming assets from June 30, 2001 to June 30, 2002. The remaining amount of the credit, totaling $2.4 million, has been identified as a potential problem loan.

On an annualized basis, the ratio of the year-to-date 2002 net charge-offs to average loans was .09%, compared to a provision for loan losses to average loans of .33%. The provision for loan losses was $1.2 million for the first half of 2002, compared to a provision of $866 thousand for the first half of 2001. The increase in the provision for loan losses is due primarily to the continued growth in the loan portfolio and uncertain economic conditions.

The allowance for loan losses at June 30, 2002 amounted to $10.6 million. The ratio of the allowance to outstanding loans at June 30, 2002, was 1.37%, 8 basis points higher than the ratio at December 31, 2001. This ratio for the Company's peer group was 1.43% at March 31, 2002.

CAPITAL RESOURCES

During the first six months of 2002, shareholders' equity increased $5.2 million to $96.7 million. The increase was primarily attributable to retained earnings of $5.3 million augmented by a $1.7 million increase in unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. During the first six months of 2002, the Company repurchased 88 thousand shares, or approximately 0.9% of outstanding shares at the beginning of the period, for $2.6 million in the open market. The Company generally utilizes treasury shares for its stock-based compensation plans, which include shares issued on the exercise of stock options, an employee stock purchase plan and a director stock purchase plan. Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP shares decreased by $27 thousand, net, from December 31, 2001 to June 30, 2002.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock, less intangible assets. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The leverage ratio test establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of June 30, 2002, the Tier 1 leverage and risk-based capital ratios for the Company and the Company banks were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.50%	11.53%	12.78%
Glens Falls National Bank & Trust Co.	7.59	12.35	13.61
Saratoga National Bank & Trust Co.	8.24	9.08	12.59

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at June 30, 2002 were above minimum capital standards for financial institutions.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

Quarterly Per Share Stock Prices and Dividends
				Cash
		Sales Price		Dividends
		High	Low	Declared
2001	1st Quarter	$22.50	$17.14	$.20
	2nd Quarter	24.29	18.45	.22
	3rd Quarter	28.46	21.95	.22
	4th Quarter	30.00	27.25	.23

2002	1st Quarter	30.25	28.00	.23
	2nd Quarter	35.92	27.85	.25
	3rd Quarter (payable September 16, 2002)			.25

	2002	2001
Second Quarter Core Diluted Earnings Per Share	$.58	$.48
Dividend Payout Ratio: (Third quarter dividends as
a percent of second quarter core diluted earnings per share)	43.10%	45.83%
Book Value Per Share	$12.74	$11.30
Tangible Book Value Per Share	11.48	9.93

On July 31, 2002, the Company announced the 2002 third quarter dividend of $.25 payable on September 16, 2002.

LIQUIDITY

Liquidity is measured by the ability of the Company to raise cash when it needs it at a reasonable cost. The Company must be capable of meeting expected and unexpected obligations to its customers at any time, including times of crisis in the banking system. Given the uncertain nature of customer demands as well as the desire to maximize earnings, the Company must have available sources of funds, on- and off-balance sheet, that can be acquired in time of need. The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $56.6 million at June 30, 2002. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding that may be utilized or expanded on a relatively short-notice basis. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on the Company's liquidity position in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended June 30, 2002 Compared With

Three Months Ended June 30, 2001

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	June 2002	June 2001	Change	% Change
Net Income	$4,642	$3,832	$810	21.1%
Diluted Earnings Per Share	.60	.49	.11	22.4
Return on Average Assets	1.55%	1.38%	.17%	12.3
Return on Average Equity	19.62%	18.14%	1.48%	8.2

The Company reported earnings of $4.6 million for the second quarter of 2002, an increase of $810 thousand, or 21.1%, over the second quarter of 2001. Diluted earnings per share of $.60 for the second quarter of 2002 represented an increase of $.11, or 22.4%, over the second quarter of 2001. Virtually all of the earnings in each of the respective quarters represented core net income. The substantial increase principally resulted from a significant increase in net interest income, discussed in the ensuing section of this Report. Excluded from core earnings were, on an after tax basis, $92 thousand of net securities gains and $55 thousand in other income in the 2002 period and $82 thousand of securities gains in the 2001 period. On a core earnings basis, diluted earnings per share were $.58 and $.48, for the respective periods.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)
	Quarter Ending
	June 2002	June 2001	Change	% Change
Interest and Dividend Income	$19,428	$20,170	$ (742)	3.7%
Interest Expense	6,371	8,898	(2,527)	(28.4)
Net Interest Income	$13,057	$11,272	$ 1,785	15.8

Taxable Equivalent Adjustment	550	431	119	27.6

Average Earning Assets (1)	$1,140,927	$1,059,474	$81,453	7.7
Average Paying Liabilities	957,477	897,978	59,499	6.6

Yield on Earning Assets (1)	6.83%	7.64%	(0.81)%	(10.6)
Cost of Paying Liabilities	2.67	3.97	(1.30)	(32.7)
Net Interest Spread	4.16	3.67	0.49	13.4
Net Interest Margin	4.59	4.27	0.32	7.5

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased significantly, from 4.27% to 4.59%, from the second quarter of 2001 to the second quarter of 2002. The margin was off slightly, however, from the 4.74% result in the first quarter of 2002. The increase in both net interest income and net interest margin between the comparable periods was significantly influenced by the decrease in prevailing interest rates, and its disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled "Deposit Trends," "Key Interest Rate Changes 1999-2002" and "Loan Trends."

The provisions for loan losses were $615 thousand and $485 thousand for the quarters ended June 30, 2002 and 2001, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	June 2002	June 2001	Change	% Change
Income From Fiduciary Activities	$ 986	$ 999	$ (13)	(1.3)%
Fees for Other Services to Customers	1,502	1,342	160	11.9
Net Gains on Securities Transactions	153	137	16	11.7
Other Operating Income	256	200	56	28.0
Total Other Income	$2,897	$2,678	$219	8.2

Total other income increased $219 thousand, or 8.2%, from the second quarter of 2001 to the second quarter of 2002. In addition to net gains on securities transactions, excluded from core earnings for the 2002 quarter was $92 thousand related to the demutualization of an insurance company for the Company's group employee insurance trust. On a recurring basis, other operating income actually decreased $36 thousand, or 18.0% and the increase in total other income was $127 thousand, or 4.7%.

Income from fiduciary activities totaled $986 thousand for the second quarter of 2002, a decrease of $13 thousand, or 1.3%, from the second quarter of 2001. Trust assets under administration at June 30, 2002, stated at market value, amounted to $652.0 million, a decrease of $55.1 million, or 7.8%, from June 30, 2001, as the increase in the number of trust accounts was more than offset by the negative impact of the equity market erosion on the value of assets under administration. Fiduciary account fees generally are tied to the value of assets under administration.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds represented a market value of $85.5 million at June 30, 2002. These funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects that the funds will be offered on a retail basis at some point in the near future.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.5 million for the second quarter of 2002, an increase of $160 thousand, or 11.9%, from the 2001 second quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any. Other operating income amounted to $164 thousand (on a recurring basis), a decrease of $36 thousand, or 18.0%, from the second quarter of 2001. The decrease is primarily attributable to a decrease in credit card processing income (as a result of the sale of the Company's own credit card portfolio and the transfer of servicing credit card portfolios for other financial institutions).

During the second quarter of 2002, the Company recognized a net gain of $153 thousand on the sale of $22.4 million of securities from the available-for-sale portfolio. In the second quarter of 2001, the Company recognized a net gain of $137 thousand on the sale of $7.0 million of securities from the available-for-sale portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	June 2002	June 2001	Change	% Change
Salaries and Employee Benefits	$4,630	$4,244	$ 386	9.1%
Occupancy Expense of Premises, Net	593	574	19	3.3
Furniture and Equipment Expense	647	606	41	6.8
Other Operating Expense	2,114	2,055	59	2.9
Total Other Expense	$7,984	$7,479	$ 505	6.8

Efficiency Ratio	49.32%	52.44%	(3.12)%	(5.9)

Other expense for the second quarter of 2002 was $8.0 million, an increase of $505 thousand, or 6.8%, over the expense for the second quarter of 2001. For the quarter ended June 30, 2002, the Company's efficiency ratio was 49.32%. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, intangible asset amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation. Without the exclusion of intangible assets amortization, the Company's ratio was 50.89%, which compares favorably to the Company's March 31, 2002 peer group ratio of 58.82%.

Salaries and employee benefits expense increased $386 thousand, or 9.1%, from the second quarter of 2001 to the second quarter of 2002. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees, principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. On an annualized basis, total personnel expense to average assets was 1.55% for the second quarter of 2002, slightly less than the ratio for the Company's peer group of 1.65% at March 31, 2002.

Occupancy expense was $593 thousand for the second quarter of 2002, a $19 thousand increase, or 3.3%, over the second quarter of 2001. The increase was primarily attributable to increases in maintenance and insurance costs. Furniture and equipment expense was $647 thousand for the second quarter of 2002, a $41 thousand increase, or 6.8%, above the second quarter of 2001. The increase was primarily attributable to an increase in computer processing expenses.

Other operating expense was $2.1 million for the second quarter of 2002, an increase of $59 thousand, or 2.9%, from the second quarter of 2001.

The unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, is currently amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This amortization expense amounted to $236 thousand for both the 2002 and 2001 quarters. The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should continue to be amortized or, instead, be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. In an exposure draft of a proposed statement issued in May 2002, the FASB made a preliminary decision that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, the Company does not meet the criteria above to cease amortization of the unidentifiable intangible asset recorded on its books under SFAS No. 72. Therefore, if the exposure draft is finalized in its proposed form, the Company will be required to continue amortizing its intangible assets related to prior branch acquisitions and, accordingly, did so for the six month period ended June 30, 2002. The FASB plans to issue a final Statement by the end of 2002.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)
	Quarter Ending
	June 2002	June 2001	Change	% Change
Provision for Income Taxes	$2,163	$1,723	$440	25.5%
Effective Tax Rate	31.79%	31.02%	0.77%	2.5

The provisions for federal and state income taxes amounted to $2.2 million and $1.7 million for the second quarters of 2002 and 2001, respectively, reflecting both an increase in net income before taxes and an increased effective tax rate. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

RESULTS OF OPERATIONS: Six Months Ended June 30, 2002 Compared With

Six Months Ended June 30, 2001

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)
	Six Months Ended
	June 2002	June 2001	Change	% Change
Net Income	$8,974	$7,338	$ 1,636	22.3%
Diluted Earnings Per Share	1.15	.95	.20	21.1
Return on Average Assets	1.54%	1.35%	.19%	14.1
Return on Average Equity	19.27%	17.80%	1.47%	8.3

The Company reported earnings of $9.0 million for the first six months of 2002, an increase of $1.6 million, or 22.3%, over the first six months of 2001. Diluted earnings per share of $1.15 for the first six months of 2002 represented an increase of $.20, or 21.1%, over the first six months of 2001. Virtually all of the earnings in each of the respective periods represented core net income. The substantial increase principally resulted from a significant increase in net interest income, discussed in the ensuing section of this Report. Excluded from core earnings were, on an after tax basis, $103 thousand of net securities gains and $67 thousand in other income in the 2002 period and $86 thousand of securities gains and $73 thousand of other income in the 2001 period. On a core earnings basis, diluted earnings per share were $1.13 and $.93, for the respective periods.

.

The period-to-period change for the first six months of 2002 as compared to the first six months of 2001 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)
	Six Months Ended
	June 2002	June 2001	Change	% Change
Interest and Dividend Income	$38,362	$40,306	$(1,944)	(4.8)%
Interest Expense	12,521	18,595	(6,074)	(32.7)
Net Interest Income	$25,841	$21,711	$ 4,130	19.0

Taxable Equivalent Adjustment	1,063	856	207	24.2

Average Earning Assets (1)	$1,117,857	$1,051,319	$ 66,538	6.3
Average Paying Liabilities	937,058	892,886	44,172	4.9

Yield on Earning Assets (1)	6.92%	7.73%	(0.81)%	(10.5)
Cost of Paying Liabilities	2.69	4.20	(1.51)	(36.0)
Net Interest Spread	4.23	3.53	0.70	19.8
Net Interest Margin	4.66	4.16	0.50	12.0

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased significantly, from 4.16% to 4.66%, from the first six months of 2001 to the first six months of 2002. The increase in both net interest income and net interest margin was significantly influenced by the decrease in prevailing interest rates, and its disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled "Deposit Trends," "Key Interest Rate changes 1999-2002" and "Loan Trends."

The provisions for loan losses were $1.2 million and $866 thousand for the respective 2002 and 2001 six month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Six Months Ended
	June 2002	June 2001	Change	% Change
Income From Fiduciary Activities	$2,048	$2,048	$ ---	---%
Fees for Other Services to Customers	2,847	2,511	336	13.4
Net Gains on Securities Transactions	173	145	28	19.3
Other Operating Income	478	471	7	1.5
Total Other Income	$5,546	$5,175	$ 371	7.2

Other income increased $371 thousand, or 7.2%, from the first six months of 2001 to the first six months of 2002. In addition to net gains on securities transactions, excluded from core earnings for the 2002 period was $92 thousand related to the demutualization of an insurance company for the Company's group employee insurance trust and $20 thousand in net gains on the sale of a property acquired through foreclosure. Excluded from core earnings for the 2001 period was $124 thousand in net gains on the sale of a property acquired through foreclosure. On a recurring basis then, other operating income increased $19 thousand, or 5.5% and the increase in total other income was $355 thousand, or 7.2%.

Income from fiduciary activities totaled $2.0 million for the first six months of 2002, unchanged from the first six months of 2001. Trust assets under administration at June 30, 2002, stated at market value, amounted to $652.0 million, a decrease of $55.1 million, or 7.8%, from June 30, 2001, as the increase in the number of trust accounts was more than offset by the negative impact of the equity market erosion on the value of assets under administration.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds represented a market value of $85.5 million at June 30, 2002. These funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist almost entirely of qualified employee benefit plan accounts. The Company expects that the funds will be offered on a retail basis at some point in the near future.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $2.8 million for the first six months of 2002, an increase of $336 thousand, or 13.4%, from the 2001 six month period. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any. Other operating income amounted to $366 thousand (on a recurring basis), an increase of $19 thousand, or 5.5%, from the first six months of 2001. The change reflected the offsetting effects of a decrease in credit card portfolio processing income (as a result of the sale of the Company's own credit card portfolio and the transfer of servicing credit card portfolios for other financial institutions) with an increase in data processing servicing fee income.

In the first six months of 2002, the Company recognized a net gain of $173 thousand on the sale of $23.1 million of securities from the available-for-sale portfolio. In the first six months of 2001, the Company recognized a net gain of $145 thousand on the sale of $7.1 million of securities from the available-for-sale portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Six Months Ended
	June 2002	June 2001	Change	% Change
Salaries and Employee Benefits	$ 9,144	$ 8,248	$ 896	10.9%
Occupancy Expense of Premises, Net	1,196	1,123	73	6.5
Furniture and Equipment Expense	1,259	1,228	31	2.5
Other Operating Expense	4,384	3,979	405	10.2
Total Other Expense	$15,983	$14,578	$ 1,405	9.6

Efficiency Ratio	49.87%	53.00%	(3.13)%	(5.9)

Other expense for the first six months of 2002 was $16.0 million, an increase of $1.4 million, or 9.6%, over the expense for the first six months of 2001. For the period ended June 30, 2002, the Company's efficiency ratio was 49.87%. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to tax-equivalent net interest income and other income (excluding nonrecurring items, intangible asset amortization and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation. Without the exclusion of intangible assets amortization, the Company's ratio was 51.39%, which compares favorably to the Company's March 31, 2002 peer group ratio of 58.82%.

Salaries and employee benefits expense increased $896 thousand, or 10.9%, from the first six months of 2001 to the first six months of 2002. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees, principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. On an annualized basis, total personnel expense to average assets was 1.57% for the first six months of 2002, slightly less than the ratio for the Company's peer group of 1.65% at March 31, 2002.

Occupancy expense was $1.2 million for the first six months of 2002, a $73 thousand increase, or 6.5%, over the first six months of 2001. The increase was primarily attributable to increases in maintenance and insurance costs. Furniture and equipment expense was $1.3 million for the first six months of 2002, a $31 thousand increase, or 2.5%, above the first six months of 2001.

Other operating expense was $4.4 million for the first six months of 2002, an increase of $405 thousand, or 10.2%, from the first six months of 2001. The primary areas contributing to the increase included: third party computer processing fees for the trust department, communication expenses and correspondent bank service charges.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	June 2002	June 2001	Change	% Change
Provision for Income Taxes	$4,137	$3,248	$889	27.4%
Effective Tax Rate	31.55%	30.68%	0.87%	2.8

The provisions for federal and state income taxes amounted to $4.1 million and $3.2 million for the first six months of 2002 and 2001, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a percentage decrease in the level of tax exempt income to total taxable income.

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

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. For example, as discussed in the preceding sections of this Report captioned "Deposit Trends," "Key Interest Rate Changes 1999-2002" and "Loan Trends," rates paid by the Company on interest-bearing deposits tended to respond more rapidly in recent periods to changes in prevailing interest rates than have the yields on the Company's loan portfolio, which has resulted in margin expansion in periods of falling rates and margin contraction in periods of rising interest rates.

Generally, ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business..

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held May 1, 2002, shareholders elected the following directors for the terms expiring in the years listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Mary-Elizabeth T. FitzGerald	2004	6,258,167	93,095	---
Kenneth C. Hopper, M.D.	2005	6,264,364	86,898	---
Elizabeth O'C. Little	2005	6,255,335	95,927	---
Michael F. Massiano	2005	6,265,573	85,689	---
Richard J. Reisman, D.M.D.	2005	6,259,214	92,048	---

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 99.1: Statement furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99.2: Statement furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

.

(b) No Reports on Form 8-K were filed during the Second Quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 13, 2002	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: August 13, 2002	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)