Form 10-Q
period 2002-09-30
ARROW FINANCIAL CORP
filed 2002-11-14
CIK 717538

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002

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
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2002
Common Stock, par value $1.00 per share	7,553,107

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2002

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

Consolidated Statements of Income for the
Three Month and Nine Month Periods ended September 30, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity for the
Nine Month Periods Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

SIGNATURES

CERTIFICATIONS	Required Under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	9/30/2002	12/31/2001
ASSETS
Cash and Due from Banks	$ 32,995	$ 27,944
Federal Funds Sold	30,600	14,000
Cash and Cash Equivalents	63,595	41,944

Securities Available-for-Sale	311,975	251,694
Securities Held-to-Maturity (Approximate Fair Value of
$80,000 in 2002 and $75,786 in 2001)	74,608	74,956

Loans	785,941	755,124
Allowance for Loan Losses	(11,008)	(9,720)
Net Loans	774,933	745,404

Premises and Equipment, Net	13,464	13,095
Other Real Estate and Repossessed Assets, Net	331	360
Goodwill, Net	9,297	9,297
Other Intangible Assets, Net	662	641
Other Assets	14,100	13,616
Total Assets	$1,262,965	$1,151,007

LIABILITIES
Deposits:
Demand	$ 135,467	$ 124,777
Regular Savings, N.O.W. & Money Market Deposit Accounts	541,217	457,171
Time Deposits of $100,000 or More	64,905	109,023
Other Time Deposits	205,262	194,527
Total Deposits	946,851	885,498
Short-Term Borrowings:
Securities Sold Under Agreements to Repurchase	44,369	32,310
Other Short-Term Borrowings	5,335	5,335
Federal Home Loan Bank Advances	145,000	115,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	16,401	16,360
Total Liabilities	1,162,956	1,059,503

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized
(10,468,895 Shares Issued in 2002 and 9,970,376 in 2001)	9,970	9,970
Surplus	100,055	99,459
Undivided Profits	25,828	17,268
Unallocated ESOP Shares (97,212 Shares in 2002 and 98,478 Shares in 2001)	(1,822)	(1,941)
Accumulated Other Comprehensive Income	4,049	1,562
Treasury Stock, at Cost (2,429,055 Shares in 2002 and 2,239,451 Shares in 2001)	(38,071)	(34,814)
Total Shareholders' Equity	100,009	91,504
Total Liabilities and Shareholders' Equity	$1,262,965	$1,151,007

September 30, 2002 shares have been restated for the 5% stock dividend declared October 23, 2002.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,343	$15,145	$42,686	$45,396
Interest on Federal Funds Sold	133	225	215	699
Interest and Dividends on Securities Available-for-Sale	3,618	3,354	10,817	10,579
Interest on Securities Held-to-Maturity	828	823	2,503	2,323
Total Interest and Dividend Income	18,922	19,547	56,221	58,997

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	516	1,260	1,824	5,275
Other Deposits	3,757	4,540	11,403	15,097
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	138	216	376	880
Other Short-Term Borrowings	12	30	37	106
Federal Home Loan Bank Advances	1,773	1,562	4,840	4,608
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119	356	356
Total Interest Expense	6,315	7,727	18,836	26,322
NET INTEREST INCOME	12,607	11,820	37,385	32,675
Provision for Loan Losses	615	656	1,845	1,522
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,992	11,164	35,540	31,153

OTHER INCOME
Income from Fiduciary Activities	878	996	2,927	3,045
Fees for Other Services to Customers	1,660	1,422	4,507	3,933
Net Gains on Securities Transactions	---	51	173	195
Other Operating Income	305	272	781	728
Total Other Income	2,843	2,741	8,388	7,901

OTHER EXPENSE
Salaries and Employee Benefits	4,814	4,467	13,958	12,715
Occupancy Expense of Premises, Net	581	588	1,777	1,711
Furniture and Equipment Expense	585	660	1,843	1,888
Other Operating Expense	1,783	2,214	5,715	6,178
Total Other Expense	7,763	7,929	23,293	22,492

INCOME BEFORE PROVISION FOR INCOME TAXES	7,072	5,976	20,635	16,562
Provision for Income Taxes	2,198	1,859	6,517	5,107
NET INCOME	$ 4,874	$ 4,117	$14,118	$11,455

Average Shares Outstanding:
Basic	7,966	8,033	7,989	8,017
Diluted	8,169	8,202	8,182	8,140

Per Common Share:
Basic Earnings	$ .61	$ .51	$1.77	$1.43
Diluted Earnings	.60	.50	1.73	1.41

Share and per share amounts have been restated for the 5% stock dividend declared October 23, 2002.

See notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

					Accumulated
				Unallo-	Other Com-
				cated	prehensive
	Common		Undivided	ESOP	(Loss)	Treasury
	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2001	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	14,118	---	---	---	14,118
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $4,482)	---	---	---	---	2,680	---	2,680
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $173)	---	---	---	---	(105)	---	(105)
Other Comprehensive Income							2,487
Comprehensive Income							16,605
Cash Dividends Declared, $.70 per Share	---	---	(5,558)	---	---	---	(5,558)
Stock Options Exercised (37,200 Shares)	---	186	---	---	---	329	515
Shares Issued Under the Directors' Stock Plan (572 Shares)	---	11	---	---	---	6	17
Shares Issued Under the Employee Stock Purchase Plan (16,183 Shares)	---	258	---	---	---	143	401
Tax Benefit for Disposition of Stock Options	---	78	---	---	---	---	78
Purchase of Treasury Stock (131,586 Shares)	---	---	---	---	---	(3,735)	(3,735)
Allocation of ESOP Stock (6,190 Shares)	---	63	---	119	---	---	182
Balance at September 30, 2002	$9,970	$100,055	$25,828	$(1,822)	$ 4,049	$(38,071)	$100,009

Balance at December 31, 2000	$9,496	$85,531	$ 21,920	$ (178)	$(2,358)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	11,455	---	---	---	11,455
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $5,793)	---	---	---	3,476	---	---	3,476
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $195)	---	---	---	(116)	---	---	(116)
Other Comprehensive Income							3,360
Comprehensive Income							14,815
Cash Dividends Declared, $.61 per Share	---	---	(4,870)	---	---	---	(4,870)
Stock Options Exercised (38,594 Shares)	---	12	---	---	---	406	418
Shares Issued Under the Directors' Stock Plan (822 Shares)	---	11	---	---	---	7	18
Shares Issued Under the Employees' Stock Purchase Plan (22,054 Shares)	---	189	---	---	---	198	387
Purchase of Treasury Stock (48,242 Shares)	---	---	---	---	---	(1,140)	(1,140)
Tax Benefit for Disposition of Stock Options	---	33	---	---	---	---	33
Acquisition of Common Stock By ESOP (6,725 Shares)	---	---	---	---	(105)	---	(105)
Allocation of ESOP Stock (17,341 Shares)	---	36	---	---	321	---	357
Balance at September 30, 2001	$9,496	$85,812	$28,505	$ 3,182	$(2,142)	$(34,159)	$90,694

Shares and per share amounts have been restated for the 5% stock dividend declared October 23, 2002.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)
	Nine Months
	Ended September 30,
	2002	2001
Operating Activities:
Net Income	$14,118	$11,455
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,845	1,522
Depreciation and Amortization	2,142	2,026
Compensation Expense for Allocated ESOP Shares	182	357
Net Gains on the Sale of Securities Available-for-Sale	(173)	(195)
Proceeds from the Sale of Loans Held-for-Sale	6,919	2,059
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(29)	(116)
Tax Benefit for Disposition of Stock Options	78	33
Decrease (Increase) in Deferred Tax Assets	448	(277)
Increase in Interest Receivable	(478)	(304)
Decrease in Interest Payable	(135)	(366)
Increase in Other Assets	(2,472)	(804)
Increase in Other Liabilities	177	711
Net Cash Provided By Operating Activities	22,622	16,101

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	23,097	13,640
Proceeds from the Maturities and Calls of Securities Available-for-Sale	59,109	68,921
Purchases of Securities Available-for-Sale	(139,187)	(52,850)
Proceeds from the Maturities of Securities Held-to-Maturity	732	2,206
Purchases of Securities Held-to-Maturity	(439)	(13,842)
Net Increase in Loans	(39,205)	(48,022)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	1,029	437
Purchases of Premises and Equipment	(1,159)	(1,219)
Net Cash Used In Investing Activities	(96,023)	(30,729)

Financing Activities:
Net Increase in Deposits	61,353	21,053
Net Increase (Decrease) in Short-Term Borrowings	12,059	(259)
Federal Home Loan Bank Advances	30,000	62,500
Federal Home Loan Bank Repayments	---	(32,700)
Purchases of Treasury Stock	(3,735)	(1,140)
Treasury Stock Issued for Stock-Based Plans	933	823
Acquisition of Common Stock by ESOP	---	(105)
Cash Dividends Paid	(5,558)	(4,870)
Net Cash Provided By Financing Activities	95,052	45,302
Net Increase in Cash and Cash Equivalents	21,651	30,674
Cash and Cash Equivalents at Beginning of Period	41,944	26,612
Cash and Cash Equivalents at End of Period	$63,595	$57,286

Supplemental Cash Flow Information:
Interest Paid	$18,971	$26,688
Income Taxes Paid	6,055	3,586
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	992	140
Loans Securitized and Transferred to Securities Available-for-Sale	---	30,223

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2002

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001; the results of operations for the three month and nine month periods ended September 30, 2002 and 2001; and the changes in shareholders' equity and cash flows for the nine month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain items have been reclassified to conform to the 2002 presentation. These consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2001.

2. Accumulated Other Comprehensive Income (Loss) (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of September 30, 2002 and December 31, 2001:

	2002	2001
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (177)	$ (89)
Net Unrealized Holding Gains on Securities Available-for-Sale	4,226	1,651
Total Accumulated Other Comprehensive Income	$4,049	$1,562

3. Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine month periods ended September 30, 2002 and 2001. All share and per share amounts have been restated for the 5% stock dividend declared October 23, 2002.

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2002:
Basic EPS	$4,874	7,966	$.61
Dilutive Effect of Stock Options	---	203
Diluted EPS	$4,874	8,169	$.60

For the Three Months Ended September 30, 2001:
Basic EPS	$4,117	8,033	$.51
Dilutive Effect of Stock Options	---	169
Diluted EPS	$4,117	8,202	$.50

For the Nine Months Ended September 30, 2002:
Basic EPS	$14,118	7,989	$1.77
Dilutive Effect of Stock Options	---	193
Diluted EPS	$14,118	8,182	$1.73

For the Nine Months Ended September 30, 2001:
Basic EPS	$11,455	8,017	$ 1.43
Dilutive Effect of Stock Options	---	123
Diluted EPS	$11,455	8,140	$ 1.41

4. Goodwill and Other Intangible Assets (In Thousands)

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

The unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeded the fair value of the assets acquired, was formerly amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The FASB undertook a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should continue to be amortized or, instead, be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. In an exposure draft of a proposed statement issued in May 2002, the FASB made a preliminary decision that any unidentifiable intangible asset recognized as a result of applying SFAS No. 72 should continue to be amortized unless both of the following criteria were met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and was accounted for separate from goodwill since that time.

In early October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which departed from the tentative conclusions in the exposure draft noted above. SFAS No. 147 states that if the transaction that gave rise to the unidentifiable intangible asset was a business combination (including certain acquisitions of branches), the carrying amount of that asset should be reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for the Company was January 1, 2002. The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset and for which separate accounting records have been maintained should be reclassified and accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill. The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but must be evaluated annually for impairment.

SFAS No. 147 is effective on October 1, 2002, but permits early application. The Company elected to adopt SFAS No. 147 effective for the quarter ended September 30, 2002. The Company has concluded that the branch acquisitions that gave rise to the unidentifiable intangible assets were business combinations under SFAS No. 147, and therefore, in accordance with the transition provisions of SFAS No. 147, the Company has restated the prior quarters in 2002 to remove the amortization expense related to the reclassified goodwill. The carrying amount of unidentifiable intangible assets related to the branch acquisitions and reclassified as goodwill was $9,297 as of January 1, 2002. The impact on net income as a result of restating the first two quarters of 2002 to remove the amortization expense related to the reclassified goodwill was $135 in each of the first and second quarters of 2002. For the third quarter of 2002, the adoption of SFAS No. 147 also had the effect of increasing net income by $135, and the effect for the nine months ended September 30, 2002 was an increase in net income of $405.

The provisions of SFAS No. 147 require the Company to complete, by December 31, 2002, the transitional impairment testing for the reclassified goodwill as of January 1, 2002. Management has not yet completed the transitional impairment testing required, however, it is currently expected that the reclassified goodwill will not be impaired.

The following table presents information on the Company's intangible assets (other than reclassified goodwill) as of September 30, 2002:

Other Intangible Assets (in Thousands)	Depositor Intangibles	Mortgage Servicing Rights	Intangible Pension Asset	Total
Gross Carrying Amount	$560	$ 5	$556	$1,121
Accumulated Amortization	455	4	---	459
Net Carrying Amount	$ 105	$ 1	$556	$ 662
Year-to-Date 2002 Amortization Expense	$28	$ ---	$ ---	$28
Estimated Annual Amortization Expense:
2002	$37	$ 1	$ ---	$38
2003	37	---	---	37
2004	37	---	---	37
2005	22	---	---	22
2006	---	---	---	---
During 2002, there were no branch or other acquisitions and no impairment losses were recognized with respect to the Company's existing intangible assets.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and consolidated statements of changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

October 21, 2002

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

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

Examples of forward-looking statements in this Report are (i) the statements in the fourth and sixth paragraphs under the interest rate table set forth in the section entitled: "Key Interest Rate Changes 1999-2002" regarding the anticipated impact on the Company's cost of deposits, net interest margin and net interest income of possible future Federal Reserve interest rate cuts, and (ii) the statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding loan yields in upcoming periods. Forward-looking statements in this Report are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in banking operations. Significant geopolitical developments, whether or not anticipated, also may cause differences between expected future outcomes as expressed in forward-looking statements and actual outcomes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required under applicable laws and regulations, the Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2001.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

The first two quarters of 2002 have been restated for the adoption of SFAS No. 147 (see note 4 to the unaudited consolidated interim financial statements).

Per share amounts have been restated for the 5% stock dividend declared October 23, 2002.

	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Net Income	$4,874	$4,777	$4,467	$4,361	$4,117
Net Securities Gains, Net of Tax	---	(92)	(12)	---	(30)
Net Other Non-Core Items, Net of Tax	(2)	(55)	(12)	4	8
Net Income, Based on Core Earnings	4,872	4,630	4,443	4,365	4,095

Diluted Earnings Per Share	.60	.58	.54	.53	.50
Diluted Earnings Per Share, Based on Core Net Income [1]	.60	.57	.54	.53	.50
Diluted Earnings Per Share, Cash Basis [2]	.60	.57	.54	.55	.52
Dividends Declared	.24	.24	.22	.22	.21

Average Assets	$1,227,012	$1,197,864	$1,151,306	$1,155,623	$1,119,573
Average Equity	99,009	94,873	92,949	92,016	88,593
Return on Average Assets	1.58%	1.60%	1.58%	1.50%	1.46%
Return on Average Equity	19.53	20.22	19.51	18.80	18.44
Return on Average Assets, Based on Core Net Income [1]	1.58	1.55	1.57	1.50	1.45
Return on Average Equity, Based on Core Net Income [1]	19.52	19.60	19.41	18.82	18.37

Average Earning Assets	$1,168,305	$1,140,927	$1,094,530	$1,100,543	$1,061,280
Average Paying Liabilities	972,168	957,477	916,413	919,895	885,124
Interest Income, Tax-Equivalent	19,457	19,428	18,935	19,899	20,014
Interest Expense	6,315	6,371	6,151	6,851	7,727
Net Interest Income, Tax-Equivalent	13,142	13,057	12,784	13,048	12,287
Net Interest Margin [3]	4.46%	4.59%	4.74%	4.70%	4.59%
Efficiency Ratio [4]	47.10%	49.32%	50.43%	49.94%	51.27%
Tier 1 Leverage Ratio	7.52%	7.50%	7.61%	7.45%	7.43%
Book Value per Share	$12.59	$12.17	$11.56	$11.42	$11.32
Tangible Book Value per Share	11.34	10.91	10.22	10.17	10.04

1 Core Net Income excludes net gains/losses on securities and OREO transactions and one time material non-core income and expense items.

2 Cash Earnings Per Share adds back to Core Net Income, in 2001, the amortization, net of tax, of intangible assets associated with prior branch acquisitions.

3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

4 The Efficiency Ratio is the ratio of core noninterest expense less intangible asset amortization to the sum of tax-equivalent core net interest income and core noninterest income.

The Company reported earnings of $4.9 million for the third quarter of 2002, an increase of $757 thousand, or 18.4%, as compared to $4.1 million for the third quarter of 2001. Diluted earnings per share were $.60 and $.50 for the two respective periods for a period to period increase of $.10, or 20.0%. On a year-to-date basis, net income was $14.1 million for the first nine months of 2002, an increase of $2.7 million, or 23.2%, as compared to earnings of $11.5 million for the 2001 period. Diluted earnings per share for the nine month periods were $1.73 and $1.41, respectively, a period-to-period increase of $.32, or 22.7%. The adoption of SFAS No. 147 (see Note 4 to the unaudited consolidated interim financial statements) resulted in a $.02 increase in the quarterly diluted earnings per share and a $.05 increase in the nine month diluted earnings per share, from the reversal of previously recognized amortization expense related to reclassified goodwill.

The returns on average assets were 1.58% and 1.46% for the third quarters of 2002 and 2001, respectively, an increase of 12 basis points, or 8.2% . The returns on average equity were 19.53% and 18.44% for the third quarters of 2002 and 2001, respectively, an increase of 109 basis points, or 5.9%. On a year-to-date basis, the returns on average assets were 1.58% and 1.38% for the first nine months of 2002 and 2001, respectively, an increase of 20 basis points, or 14.5%. The returns on average equity were 19.72% and 17.94% for the first nine months of 2002 and 2001, respectively, an increase of 178 basis points, or 9.9%.

The net interest margin for the quarter was 4.46%, down 13 basis points or 2.8% from the third quarter of 2001. This marked the second quarter-to-quarter decline in the net interest margin after five consecutive quarter-to-quarter increases.

Total assets were $1,263.0 million at September 30, 2002 which represented an increase of $112.0 million, or 9.7%, from December 31, 2001, and an increase of $120.8 million, or 10.6%, above the level at September 30, 2001.

During the first nine months of 2002, shareholders' equity increased $8.5 million to $100.0 million. The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end. Both Company banks qualified as "well-capitalized" under federal bank guidelines. Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Sep 2002	Dec 2001	Sep 2001	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 30 ,600	$ 14,000	$ 32,700	$ 16,600	$ (2,100)	118.6	(6.4)
Securities Available for Sale	311,975	251,694	235,011	60,281	76,964	24.0	32.7
Securities Held to Maturity	74,608	74,956	72,184	(348)	2,424	(0.5)	3.4
Loans, Net of Unearned Income (1)	785,941	755,124	750,377	30,817	35,564	4.1	4.7
Allowance for Loan Losses	11,008	9,720	9,241	1,288	1,767	13.3	19.1
Earning Assets (1)	1,203,124	1,095,774	1,090,272	107,350	112,852	9.8	10.4
Total Assets	1,262,965	1,151,007	1,142,214	111,958	120,751	9.7	10.6

Demand Deposits	135,467	$124,777	132,122	10,690	3,345	8.6	2.5
N.O.W., Regular Savings &
Money Market Savings Accounts	541,217	457,171	423,715	84,046	117,502	18.4	27.7
Time Deposits of $100,000 or More	64,905	109,023	124,208	(44,118)	(59,303)	(40.5)	(47.7)
Other Time Deposits	205,262	194,527	199,933	10,735	5,329	5.5	2.7
Total Deposits	946,851	$885,498	879,978	61,353	66,873	6.9	7.6
Short-Term Borrowings	49,704	$ 37,645	37,438	12,059	12,266	32.0	32.8
Federal Home Loan Bank Advances	145,000	115,000	115,000	30,000	30,000	26.1	26.1
Shareholders' Equity	100,009	91,504	90,694	8,505	9,315	9.3	10.3

(1) Includes Nonaccrual Loans

Total assets at September 30, 2002 amounted to $1,263.0 million, an increase of $112.0 million, or 9.7%, from year-end 2001 and an increase of $120.8 million, or 10.6%, from September 30, 2001.

Increases in Sources of Funds: Increases in internally generated deposit balances (a net increase of $66.9 million, or 7.6%, from September 30, 2001 to September 30, 2002) accounted for over 60% of the increase in the Company's sources of funds. During this twelve month period, however, the Company experienced large shifts in the mix of deposit product balances. The largest shift was the transfer of maturing large balance municipal time deposits into non-maturity balance accounts triggered by the low interest rate environment. Other sources of funds which increased over this twelve month period included short term borrowings ($12.3 million), Federal Home Loan Bank (FHLB) advances ($30.0 million) and retained earnings ($8.6 million).

Deployment of Funds into Earning Assets: Total loans at September 30, 2002 amounted to $785.9 million, an increase of $30.8 million, or 4.1%, from December 31, 2001, and an increase of $35.6 million, or 4.7%, from September 30, 2001. The area of the loan portfolio experiencing the greatest increase over the twelve month period was residential real estate loans, followed by commercial and commercial real estate loans. This represented a change from earlier periods, when the Company regularly experienced the greatest portfolio growth in indirect consumer lending (principally auto loans financed through local dealerships where the Company acquires the dealer paper). Indirect consumer loans still represent the largest single category of loans within the portfolio, but since the fall of 2001, indirect loan balances have slowly declined in the face of manufacturers' subsidized vehicle financing programs. Management expects that this segment of the portfolio will continue to face competitive pressures in forthcoming periods.

While it is the intent of the Company to invest the greatest portion of its earning assets into high quality loans, most of the increase in the sources of funds from September 30, 2001 to September 30, 2002 was redeployed into the investment securities portfolio. As reported on the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $59.1 million for the first nine months of 2002. Most of these cash flows are from the monthly amortization of mortgage-backed securities. Among other needs, this cash flow is available to fund loan growth or for redeployment in the available-for-sale portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting the quarterly average balance by deposit type and the relative proportion of each deposit type for each of the last five quarters.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Demand Deposits	$138,336	$129,844	$124,543	$127,021	$131,365
Interest-Bearing Demand Deposits	273,069	287,832	254,496	242,948	203,338
Regular and Money Market Savings	236,890	217,526	210,767	204,514	202,618
Time Deposits of $100,000 or More	71,257	93,760	98,382	118,678	123,042
Other Time Deposits	206,136	198,910	196,718	199,234	198,342
Total Deposits	$925,688	$927,872	$884,906	$892,395	$858,705

Percentage of Average Quarterly Deposits
	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Demand Deposits	14.9%	14.0%	14.1%	14.2%	15.3%
Interest-Bearing Demand Deposits	29.5	31.1	28.8	27.2	23.7
Regular and Money Market Savings	25.6	23.4	23.8	22.9	23.6
Time Deposits of $100,000 or More	7.7	10.1	11.1	13.3	14.3
Other Time Deposits	22.3	21.4	22.2	22.4	23.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

The Company's deposit growth is moderately affected by seasonality. There is generally little net deposit growth in the first quarter of the year. In the first quarter of 2002, total deposit balances actually declined by 2.0%. After experiencing a 4.9% increase in the average balance of total deposits in the second quarter of 2002, total average balances again decreased, by 0.2%, during the third quarter of 2002. Time deposits of $100,000 or more decreased during the third quarter while demand deposits and regular and money market savings balances increased. During the period of low interest rates in 2001 and 2002, a significant portion of maturing time deposits was transferred to non-maturity balances, both by municipal depositors and by individual depositors. The average balances of time deposits under $100,000 remained fairly constant over the last two quarters of 2001 and the first two quarters of 2002, and increased moderately for the third quarter of 2002. Those depositors that have maintained their maturing balances in time deposits have primarily reinvested maturing time deposits in certificates with relatively short-term maturities.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.49	1.66	1.59	1.64	1.89
Regular and Money Market Savings	1.38	1.45	1.47	1.74	2.30
Time Deposits of $100,000 or More	2.87	2.76	2.73	3.15	4.06
Other Time Deposits	3.67	3.88	4.09	4.37	4.79
Total Deposits	1.83	1.97	2.02	2.24	2.68

Key Interest Rate Changes 1999 - 2002
		Federal
Date	Discount Rate	Funds Rate	Prime Rate
November 6, 2002	.75%	1.25%	4.25%
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
September 30, 1999	4.50	5.00	8.00

The Company's net interest margin, and ultimately its net interest income, has been influenced for the past several years by changes in prevailing interest rates. Generally, the Company's net interest margin has been negatively correlated with prevailing market rates. Increasing rates have had a negative short-to-medium term impact on net interest income; decreasing rates have had a positive short-to-medium term impact on both the margin and income, although net interest income may continue to rise even in periods of decreasing margins if total interest-bearing assets increase more rapidly than the margin shrinks. Decreasing market rates have had a positive impact on the Company's net interest margin and net interest income, principally because deposit liabilities have tended to reprice more rapidly than loans.

As indicated in the table above, prevailing interest rates economy-wide increased in the second half of 1999 through the second half of 2000. This followed a long period of flat or slowly-declining prevailing interest rates. The 1999 and 2000 rate hikes had a moderately negative effect on the Company's operating results for 1999 and 2000 as reflected in reductions in both the net interest spread and the net interest margin in each year.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. The total decrease in prevailing short-term interest rates for 2001 was 475 basis points. As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, which continued during the first two quarters of 2002, even though prevailing interest rates leveled off in the first three quarters of 2002. The Company expects that its deposit costs may continue at present historically low levels or perhaps decrease a bit further for a short period, as maturing time deposits continue to reprice at lower rates. The early 2001 decreases in deposit rates were not initially matched by decreased yields on earning assets. Ultimately, the Company did experience a decrease in the average yield in its loan portfolio in the second half of 2001. See the "Loan Portfolio" section in the discussion of "Financial Condition" in a subsequent section of this Report for a more complete analysis of yield trends in the loan portfolio.

The 50 basis point decrease effected by the Federal Reserve in the targeted Federal Funds rate on November 6, 2002 may have a limited impact on the Company's deposit rates, both because further decreases in deposit rates may accelerate disintermediation out of the Company's deposits and because rates on several of the Company's deposit products, such as savings and NOW accounts, are already priced at such low levels that further decreases in rates may not be practical or sustainable. This decrease in prevailing interest rates will, however, have a continuing impact on the Company's yield on loans, further compressing margins. See "Quarterly Taxable Equivalent Yields on Loans," below.

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

Management continuously explores and evaluates other non-deposit sources of funds.

Loan Trends

The following two tables present the Company's quarterly average balances by loan type and the proportion of each loan type to overall loans for each of the last five quarters.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Commercial and Commercial Real Estate	$168,204	$162,611	$154,732	$151,742	$148,575
Residential Real Estate	235,248	227,530	219,264	210,656	205,973
Home Equity	29,468	28,701	28,709	29,013	29,089
Indirect Consumer Loans	308,681	307,486	312,912	321,265	324,330
Direct Consumer Loans	37,441	38,781	40,457	41,592	42,000
Total Loans	$779,042	$765,109	$756,074	$754,268	$749,967

Percentage of Quarterly Average Loans
	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Commercial and Commercial Real Estate	21.6%	21.3%	20.4%	20.1%	19.8%
Residential Real Estate	30.2	29.7	29.0	27.9	27.5
Home Equity	3.8	3.8	3.8	3.8	3.9
Indirect Consumer Loans	39.6	40.1	41.4	42.6	43.2
Direct Consumer Loans	4.8	5.1	5.4	5.6	5.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Total average loans increased in each of the four most recent quarters, with total portfolio growth of 3.9% over the twelve month period. The Company experienced growth in two of its three major loan categories: commercial and commercial real estate and residential real estate. Each of these categories increased relative to the other categories as a percentage of the overall loan portfolio, to 21.6% and 30.2%, respectively. The Company continues to experience moderate demand in both of these categories.

In the several years preceding the third quarter of 2001, indirect consumer lending (principally auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio. Although the percentage of average indirect loans to total average loans has decreased over the past five quarters, these loans still represent the largest category of loans (39.6%) in the portfolio. In the fall of 2001, as discussed under "Deployment of Funds into Earning Assets," this absolute growth of indirect loans was halted in the face of an aggressive campaign of zero rate financing offered by the auto manufacturers. As a result, the Company's indirect loan balances decreased in the ensuing twelve months. Towards the end of the third quarter of 2002, however, the balance of indirect loans stabilized and actually increased slightly. Nevertheless, this persistence of manufacturers' subsidized financing programs is likely to continue to have a depressing effect on the Company's dealer paper program.

Quarterly Taxable Equivalent Yield on Loans
	Quarter Ending
	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Commercial and Commercial Real Estate	7.24%	7.26%	7.42%	7.99%	8.28%
Residential Real Estate	7.16	7.29	7.46	7.43	7.58
Home Equity	6.02	6.19	6.43	7.29	7.83
Indirect Consumer Loans	7.48	7.70	7.81	7.96	8.14
Direct Consumer Loans	8.99	8.88	8.92	9.07	9.20
Total Loans	7.35	7.49	7.64	7.85	8.06

In general, management expects the yield on the Company's loan portfolio and other earning assets will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields. The effect of the Federal Reserve Board's recent rate decisions on deposit rates is discussed above under the heading "Key Interest Rate Changes 1999-2002." As noted, the generally declining rate environment is 2001 led to a sustained decrease in the Company's cost of deposits throughout 2001 and in the first two quarters of 2002. There was a greater time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio, exceeding the time lag between the rate changes and the declines in the deposit portfolio. Yields in the Company's loan portfolio did begin to decrease in the second half of 2001 and through the first three quarters of 2002, although the decrease in average yields was less rapid than the decrease in average rates paid on deposits and, as mentioned, commenced later. As a result, the net interest margin expanded during 2001 and the first quarter of 2002. As prevailing rates and the Company's deposit rates began to flatten out in mid-2002, however, loan yields continued to decline and further declines in the yields may be expected as a result of the Federal Reserve's actions in November 2002 to decrease prevailing rates by 50 basis points. As a result, the net interest margin began to contract in the second quarter of 2002, by 15 basis points, the first decline in five consecutive quarters, followed by a 13 basis point decrease in the third quarter of 2002. It is expected that the net interest margin will continue to decrease in the fourth quarter of 2002.

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters. The provisions for loan losses and net charge-offs are annualized for the purpose of calculating the performance ratios at the end of the table.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2002	Jun 2002	Mar 2002	Dec 2001	Sep 2001
Loan and Asset Balances:
Period-End Loans	$ 785,941	$ 775,436	$ 758,258	$ 755,124	$ 750,377
Average Loans, Year-to-Date	766,826	760,617	756,075	748,323	746,313
Average Loans, Quarter-to-Date	779,042	765,109	756,075	754,268	749,967
Period-End Total Assets	1,262,965	1,193,702	1,154,089	1,151,007	1,142,214

Allowance for Loan Losses Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$ 9,720	$ 9,720	$ 9,720	$ 8,727	$ 8,727
Provision for Loan Losses, Y-T-D	1,845	1,230	615	2,289	1,522
Net Charge-offs, Y-T-D	(557)	(355)	(235)	(1,296)	(1,008)
Allowance for Loan Losses, End of Period	$11,008	$10,595	$10,100	$ 9,720	$ 9,241

Allowance for Loan Losses Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$10,595	$10,100	$ 9,720	$ 9,241	$ 8,805
Provision for Loan Losses, Q-T-D	615	615	615	767	656
Net Charge-offs, Q-T-D	(202)	(120)	(235)	(288)	(220)
Allowance for Loan Losses, End of Period	$11,008	$10,595	$10,100	$ 9,720	$ 9,241

Nonperforming Assets at End of Quarter:
Nonaccrual Loans	$3,270	$3,196	$3,414	$3,200	$2,341
Loans Past due 90 Days or More
and Still Accruing Interest	125	68	---	238	114
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	3,395	3,264	3,414	3,438	2,455
Repossessed Assets	258	190	273	66	244
Other Real Estate Owned	73	41	---	294	276
Total Nonperforming Assets	$3,726	$3,495	$3,687	$3,798	$2,975
Performance Ratios:
Allowance to Nonperforming Loans	324.24%	324.60%	295.84%	282.72%	376.42%
Allowance to Period-End Loans	1.40	1.37	1.33	1.29	1.23
Provision to Average Loans (QTD)	0.31	0.32	0.33	0.40	0.35
Provision to Average Loans (YTD)	0.32	0.33	0.33	0.31	0.27
Net Charge-offs to Average Loans (QTD)	0.10	0.06	0.13	0.15	0.12
Net Charge-offs to Average Loans (YTD)	0.10	0.09	0.13	0.17	0.18
Nonperforming Loans to Total Loans	0.43	0.42	0.45	0.46	0.33
Nonperforming Assets to Loans, OREO & Repossessed Assets	0.47	0.45	0.49	0.50	0.40
Nonperforming Assets to Total Assets	0.30	0.29	0.32	0.33	0.26

The quality of the Company's loan portfolio remained strong at the current quarter-end and has not been materially affected either by the loan growth experienced in recent periods or by the slow-down of the domestic economy during the past two years. Nonperforming loans at September 30, 2002 amounted to $3.4 million, a slight decrease from December 31, 2001. At period-end, nonperforming loans represented .43% of loans outstanding, a decrease from .46% at year-end 2001 and an increase from .33% at September 30, 2001. At June 30, 2002, this ratio for the Company's peer group was .56%.

At September 30, 2002, the Company had identified only one credit that exhibited such significant weakness as to warrant mention as a potential problem loan. This was the same credit identified as a potential problem credit at year-end 2001 and all intervening periods. A portion of this commercial credit, totaling $719 thousand, has been on nonaccrual status since the fourth quarter of 2001, and by itself accounted for most of the increase in nonperforming assets from September 30, 2001 to September 30, 2002. The remaining amount of the credit, totaling $2.4 million, has been identified as a potential problem loan, but continues to accrue interest.

On an annualized basis, the ratio of the year-to-date 2002 net charge-offs to average loans was .10%, compared to a provision for loan losses to average loans of .32%. The provision for loan losses was $1.8 million for the first nine months of 2002, compared to a provision of $1.5 million for the first nine months of 2001. The increase in the provision for loan losses was due primarily to the continued growth in the loan portfolio and continued economic weakness.

The allowance for loan losses at September 30, 2002 amounted to $11.0 million. The ratio of the allowance to outstanding loans at September 30, 2002, was 1.40%, 11 basis points higher than the ratio at December 31, 2001. This ratio for the Company's peer group was 1.43% at June 30, 2002.

CAPITAL RESOURCES

During the first nine months of 2002, shareholders' equity increased $8.5 million to $100.0 million. The increase was primarily attributable to retained earnings of $8.6 million. During the first nine months of 2002, the Company repurchased 132 thousand shares, or approximately 1.6% of outstanding shares at the beginning of the period, in the open market for an aggregate purchase price of $3.7 million. This decrease in shareholders' equity was offset in part by a $2.7 million increase in unrealized gains on securities available-for-sale, net of tax, reflected as a component of shareholders' equity. The Company generally utilizes repurchased shares (i.e., treasury shares) for its stock-based compensation plans, including its stock option plan, employee stock purchase plan and a director stock plan. Funds borrowed by the Company's ESOP to acquire the Company's common stock are reflected as a reduction of shareholders' equity until the shares are allocated to individual employees in the ESOP. The amount of unallocated ESOP shares decreased by $119 thousand, net, from December 31, 2001 to September 30, 2002.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock, less intangible assets. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of September 30, 2002, the Tier 1 leverage and risk-based capital ratios for the Company and the Company banks were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.52%	11.54%	12.79%
Glens Falls National Bank & Trust Co.	7.53	12.16	13.41
Saratoga National Bank & Trust Co.	8.24	9.25	12.74

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at September 30, 2002 were above minimum capital standards for financial institutions, as well as the FDICIA "well- capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq. On October 23, 2002, the Company announced a 5% stock dividend payable on November 18, 2002 and a $.25 cash dividend payable on December 13, 2002. The share prices and cash dividends listed below have been restated for the 5% stock dividend declared on October 23, 2002.

Quarterly Per Share Stock Prices and Dividends
				Cash
		Sales Price		Dividends
		High	Low	Declared
2001	1st Quarter	$21.43	$16.32	$.19
	2nd Quarter	23.13	17.57	.21
	3rd Quarter	27.10	20.90	.21
	4th Quarter	28.57	25.95	.22

2002	1st Quarter	28.81	26.67	.22
	2nd Quarter	34.21	26.52	.24
	3rd Quarter	34.50	26.70	.24
	4th Quarter (payable December 13, 2002)			.25

	2002	2001
Third quarter Core Diluted Earnings Per Share	$.60	$.50
Dividend Payout Ratio: (Fourth quarter dividends as
a percent of third quarter core diluted earnings per share)	41.67%	44.00%
Book Value Per Share	$12.59	$11.32
Tangible Book Value Per Share	11.34	10.04

LIQUIDITY

Liquidity is measured by the ability of the Company to raise cash when it needs it at a reasonable cost. The Company must be capable of meeting expected and unexpected obligations to its customers at any time, including times of crisis in the banking system. Given the uncertain nature of customer demands as well as the desire to maximize earnings, the Company must have in addition to on-balance sheet cash and liquid assets, other off-balance sheet sources of available funds, that can be accessed in time of need. The Company measures its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow. Certain securities are designated by the Company at purchase as available-for-sale. Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $56.6 million at September 30, 2002. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding that may be utilized or expanded on relatively short notice. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on the Company's liquidity position in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended September 30, 2002 Compared With

Three Months Ended September 30, 2001

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Sep 2002	Sep 2001	Change	% Change
Net Income	$4,874	$4,117	$757	18.4%
Diluted Earnings Per Share	.60	.50	.10	20.0
Return on Average Assets	1.58%	1.46%	.12%	8.2
Return on Average Equity	19.53%	18.44%	1.09%	5.9

The Company reported earnings of $4.9 million for the third quarter of 2002, an increase of $757 thousand, or 18.4%, over the third quarter of 2001. Diluted earnings per share of $.60 for the third quarter of 2002 represented an increase of $.10, or 20.0%, over the third quarter of 2001. Virtually all of the earnings in both the 2002 and the 2001 quarters represented core net income. The substantial increase between the 2001 and the 2002 quarters principally resulted from two factors: (i) a significant increase in net interest income, itself the result of a growth in earning assets, and (ii), the discontinuance of goodwill amortization upon the adoption of SFAS No. 147, discussed in note 4 to the unaudited consolidated interim financial statements as well as in the ensuing sections of this Report. Excluded from core earnings were, on an after tax basis, $30 thousand of securities gains in the 2001 period. On a core earnings basis, diluted earnings per share were $.60 and $.50, for the respective 2002 and 2001 quarters.

The following narrative discusses the quarter to quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)
	Quarter Ending
	Sep 2002	Sep 2001	Change	% Change
Interest and Dividend Income	$19,457	$20,014	$ (557)	(2.8)%
Interest Expense	6,315	7,727	(1,412)	(18.3)
Net Interest Income	$13,142	$12,287	$ 855	7.0

Taxable Equivalent Adjustment	$535	$467	68	14.6

Average Earning Assets (1)	$1,168,305	$1,061,280	$107,025	10.1
Average Paying Liabilities	972,168	885,124	87,044	9.8

Yield on Earning Assets (1)	6.61%	7.48%	(0.87)%	(11.6)
Cost of Paying Liabilities	2.58	3.46	(0.88)	(25.4)
Net Interest Spread	4.03	4.02	0.01	0.2
Net Interest Margin	4.46	4.59	(0.13)	(2.8)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased 13 basis points, from 4.59% to 4.46%, from the third quarter of 2001 to the third quarter of 2002. Thus, the increase in net interest income of $855 thousand from the third quarter of 2001 to the third quarter of 2002 was primarily attributable to an increase in average earning assets of $107.0 million between the two quarters. The decrease in net interest margin between the quarters was significantly influenced by the decrease in prevailing interest rates in 2001, and the differing impact of this decrease on the Company's rates paid on interest-bearing liabilities and yields on earning assets, as discussed previously in this Report under the sections entitled "Deposit Trends," "Key Interest Rate Changes 1999-2002" and "Loan Trends."

The provisions for loan losses were $615 thousand and $656 thousand for the respective 2002 and the 2001 quarters . The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2002	Sep 2001	Change	% Change
Income From Fiduciary Activities	$ 878	$ 996	$ (118)	(11.8)%
Fees for Other Services to Customers	1,660	1,422	238	16.7
Net Gains on Securities Transactions	---	51	(51)	(100.0)
Other Operating Income	305	272	33	12.1
Total Other Income	$2,843	$2,741	$102	3.7

Total other income increased $102 thousand, or 3.7%, from the third quarter of 2001 to the third quarter of 2002. On a recurring basis, excluding net gains on securities transactions, total other income increased $153 thousand, or 5.7%, from the third quarter of 2001.

Income from fiduciary activities totaled $878 thousand for the third quarter of 2002, a decrease of $118 thousand, or 11.8%, from the third quarter of 2001. Trust assets under administration at September 30, 2002, stated at market value, amounted to $597.0 million, a decrease of $77.1 million, or 11.4%, from September 30, 2001, as the increase in the number of trust accounts was more than offset by the negative impact of the equity market erosion on the value of assets under administration. Fiduciary account fees generally are tied to the value of assets under administration.

Income from fiduciary activities includes not only trust department income generated by the Company's banks but also investment advisory income generated by North Country Investment Advisers, Inc. which advises the recently formed proprietary mutual funds, the North Country Funds. These funds consist of the North Country Equity Growth Fund (NCEGX) and North Country Intermediate Bond Fund (NCBDX), having between them an aggregate market value of $80.2 million at September 30, 2002. Currently the funds derive income from institutional investors, but the funds are also available to individual investors and are being offered on a retail basis through the Company's branches.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.7 million for the third quarter of 2002, an increase of $238 thousand, or 16.7%, from the 2001 third quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any. Other operating income amounted to $305 thousand, an increase of $33 thousand, or 12.1%, from the third quarter of 2001. The increase is primarily attributable to an increase in net gains on the sale of loans (primarily student loans).

In the third quarter of 2001, the Company recognized a net gain of $51 thousand on the sale of $6.0 million of securities from the available-for-sale portfolio. There were no securities sales in the 2002 quarter.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sep 2002	Sep 2001	Change	% Change
Salaries and Employee Benefits	$4,814	$4,467	$ 347	7.8%
Occupancy Expense of Premises, Net	581	588	(7)	(1.2)
Furniture and Equipment Expense	585	660	(75)	(11.4)
Amortization of Goodwill and Other Intangible Assets (see Note 4 to the unaudited consolidated interim financial statements)	9	236	(227)	(96.2)
Other Operating Expense	1,774	1,978	(204)	(10.3)
Total Other Expense	$7,763	$7,929	$(166)	(2.1)

Efficiency Ratio	48.55%	51.27%	(2.72)%	(5.3)

Other expense for the third quarter of 2002 was $7.8 million, a decrease of $166 thousand, or 2.1%, compared to other expense for the third quarter of 2001. Disregarding the change in accounting principals affecting amortization of goodwill and other intangible assets (see Note 4 to the unaudited consolidated interim financial statements), total other expense increased $61 thousand, or 0.8%, from the third quarter of 2001 to the third quarter of 2002. For the quarter ended September 30, 2002, the Company's efficiency ratio was 48.55%. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense (excluding goodwill and other intangible asset amortization) to tax-equivalent net interest income and other income (excluding nonrecurring items and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude goodwill and other intangible asset amortization from this calculation. Without the exclusion of other intangible assets amortization, the Company's ratio was 48.60%, which compares favorably to the average ratio achieved by the Company's peer group of 58.92% at June 30, 2002.

Salaries and employee benefits expense increased $347 thousand, or 7.8%, from the third quarter of 2001 to the third quarter of 2002. The increase was attributable to normal merit pay increases and increased employee benefit costs, as well as to the hiring of additional employees, principally to staff the new branch office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. On an annualized basis, total personnel expense to average assets was 1.56% for the third quarter of 2002, slightly less than the average ratio for the Company's peer group of 1.63% at June 30, 2002.

Occupancy expense was $581 thousand for the third quarter of 2002, a $7 thousand decrease, or 1.2%, compared to the third quarter of 2001. Furniture and equipment expense was $585 thousand for the third quarter of 2002, a $75 thousand decrease, or 11.4%, below the third quarter of 2001. The decrease was attributable to decreases in computer processing expenses and depreciation expense.

Other operating expense (without considering goodwill and other intangible amortization) was $1.8 million for the third quarter of 2002, a decrease of $204 thousand, or 10.3%, from the third quarter of 2001. The areas primarily contributing to the decrease include advertising and expenses related to maintaining real estate acquired through foreclosure. As noted previously, the Company discontinued the amortization of goodwill upon the adoption of SFAS No. 147. Goodwill amortization amounted to $227 thousand for the quarter ended September 30, 2001.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)
	Quarter Ending
	Sep 2002	Sep 2001	Change	% Change
Provision for Income Taxes	$2,198	$1,859	$339	18.2%
Effective Tax Rate	31.08%	31.11%	(0.03)%	(0.1)

The provisions for federal and state income taxes amounted to $2.2 million and $1.9 million for the third quarters of 2002 and 2001, respectively, reflecting an increase in net income before taxes. The effective tax rate was virtually unchanged.

RESULTS OF OPERATIONS: Nine months Ended September 30, 2002 Compared With

Nine months Ended September 30, 2001

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)
	Nine months Ended
	Sep 2002	Sep 2001	Change	% Change
Net Income	$14,118	$11,455	$ 2,663	23.2%
Diluted Earnings Per Share	1.73	1.41	.32	22.7
Return on Average Assets	1.59%	1.38%	.21%	15.2
Return on Average Equity	19.72%	17.94%	1.78%	9.9

The Company reported earnings of $14.1 million for the first nine months of 2002, an increase of $2.7 million, or 23.2%, over the first nine months of 2001. Diluted earnings per share of $1.73 for the first nine months of 2002 represented an increase of $.32, or 22.7%, over the first nine months of 2001. Virtually all of the earnings in both periods represented core net income. The substantial increase principally resulted from a significant increase in net interest income, discussed above in this Report under the "Deposit Trends" and "Loan Trends." Excluded from core earnings were, on an after tax basis, $103 thousand of net securities gains and $69 thousand in other income in the 2002 period and $116 thousand of securities gains and $65 thousand of other income in the 2001 period. On a core earnings basis, diluted earnings per share were $1.70 and $1.38, for the respective periods.

.

The period-to-period change for the first nine months of 2002 as compared to the first nine months of 2001 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)
	Nine months Ended
	Sep 2002	Sep 2001	Change	% Change
Interest and Dividend Income	$57,820	$60,320	$(2,500)	(4.1)%
Interest Expense	18,836	26,322	(7,486)	(28.4)
Net Interest Income	$38,984	$33,998	$ 4,986	14.7

Taxable Equivalent Adjustment	$1,599	$1,323	276	20.9

Average Earning Assets (1)	$1,134,857	$1,054,676	$ 80,181	7.6
Average Paying Liabilities	948,890	890,270	58,620	6.6

Yield on Earning Assets (1)	6.81%	7.65%	(0.84)%	(11.0)
Cost of Paying Liabilities	2.65	3.95	(1.30)	(32.9)
Net Interest Spread	4.16	3.70	0.46	12.4
Net Interest Margin	4.59	4.31	0.28	6.5

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased between the periods, from 4.31% in the 2001 period to 4.59% for the 2002 period. This does not reflect current trends, however, as the net interest margin experienced a decrease in each of the two most recent quarters after five successive quarterly increases. Moreover, as explained above, the net interest margin in the third quarter of 2002 was lower than the margin in the third quarter of 2001. The impact of prevailing rates in the market on both the Company's net interest income and its net interest margin is discussed in detail earlier in this Report under the sections entitled "Deposit Trends," "Key Interest Rate changes 1999-2002" and "Loan Trends."

The provisions for loan losses were $1.8 million and $1.5 million for the respective 2002 and 2001 nine month periods. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Nine months Ended
	Sep 2002	Sep 2001	Change	% Change
Income From Fiduciary Activities	$2,927	$3,045	$ (118)	(3.9)%
Fees for Other Services to Customers	4,507	3,933	574	14.6
Net Gains on Securities Transactions	173	195	(22)	(11.3)
Other Operating Income	781	728	53	7.3
Total Other Income	$8,388	$7,901	$ 487	6.2

Other income increased $487 thousand, or 6.2%, from the first nine months of 2001 to the first nine months of 2002. In addition to net gains on securities transactions, excluded from core earnings for the 2002 period was $92 thousand related to the demutualization of an insurance company for the Company's group employee insurance trust and $24 thousand in net gains on the sale of a property acquired through foreclosure. Excluded from core earnings for the 2001 period was a $109 thousand net gain on the sale of a property acquired through foreclosure. On a recurring basis then, other operating income decreased $46 thousand, or 6.5% and the increase in total other income was $410 thousand, or 5.3%.

Income from fiduciary activities totaled $2.9 million for the first nine months of 2002, a slight decrease from the first nine months of 2001. Trust assets under administration at September 30, 2002, stated at market value, amounted to $597.0 million, a decrease of $77.1 million, or 11.4%, from September 30, 2001, as the increase in the number of trust accounts was more than offset by the negative impact of the equity market decline on the value of assets under administration.

Income from fiduciary activities includes not only trust department income generated by the Company's banks but also investment advisory income generated by North Country Investment Advisers, Inc. which advises the recently formed proprietary mutual funds, the North Country Funds. These funds consist of the North Country Equity Growth Fund (NCEGX) and North Country Intermediate Bond Fund (NCBDX), having between them an aggregate market value of $80.2 million at September 30, 2002. Currently the funds derive virtually all income from institutional investors, but the funds are also available to individual investors and are being offered on a retail basis through the Company's branches.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $4.5 million for the first nine months of 2002, an increase of $574 thousand, or 14.6%, from the 2001 nine month period. The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any. Other operating income amounted to $665 thousand (on a recurring basis), a decrease of $46 thousand, or 6.5%, from the first nine months of 2001. The change reflected the effects of a decrease in credit card portfolio processing income (as a result of the sale of the Company's own credit card portfolio and the credit card servicing business).

In the first nine months of 2002, the Company recognized a net gain of $173 thousand on the sale of $23.1 million of securities from the available-for-sale portfolio. In the first nine months of 2001, the Company recognized a net gain of $195 thousand on the sale of $13.6 million of securities from the available-for-sale portfolio.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Nine months Ended
	Sep 2002	Sep 2001	Change	% Change
Salaries and Employee Benefits	$13,958	$12,715	$ 1,243	9.8%
Occupancy Expense of Premises, Net	1,777	1,711	66	3.9
Furniture and Equipment Expense	1,843	1,888	(45)	(2.4)
Amortization of Goodwill and Other Intangible Assets (see Note 4 to the unaudited consolidated interim financial statements)	28	704	(676)	(96.0)
Other Operating Expense	5,687	5,474	213	3.9
Total Other Expense	$23,293	$22,492	$ 801	3.6

Efficiency Ratio	49.46%	52.37%	(2.91)%	(5.6)

Other expense for the first nine months of 2002 was $23.3 million, an increase of $801 thousand or 3.6%, over the expense for the first nine months of 2001. For the nine months ended September 30, 2002, the Company's efficiency ratio was 49.46%. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense (excluding goodwill and other intangible amortization) to tax-equivalent net interest income and other income (excluding certain nonrecurring items and securities gains and losses), and is a comparative measure of a financial institution's operating efficiency. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude goodwill and other intangible asset amortization from this calculation. Without the exclusion of other intangible assets amortization, the Company's ratio was 49.52%, which compares favorably to the average ratio achieved by the Company's peer group of 58.92% at June 30, 2002.

Salaries and employee benefits expense increased $1.2 million, or 9.8%, from the first nine months of 2001 to the first nine months of 2002. The increase was attributable to normal merit pay increases and increased employee benefit costs, as well as to the hiring of additional employees, principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. On an annualized basis, total personnel expense to average assets was 1.57% for the first nine months of 2002, slightly less than the average ratio for the Company's peer group of 1.63% at June 30, 2002.

Occupancy expense was $1.8 million for the first nine months of 2002, a $66 thousand increase, or 3.9%, over the first nine months of 2001. The increase was primarily attributable to an increase in maintenance and insurance costs. Furniture and equipment expense was $1.8 million for the first nine months of 2002, a $45 thousand decrease, or 2.4%, below the first nine months of 2001.

Other operating expense (without goodwill and other intangible asset amortization) was $5.7 million for the first nine months of 2002, an increase of $213 thousand, or 3.9%, from the first nine months of 2001. The primary areas contributing to the increase included third party computer processing fees for the trust department, communication expenses and correspondent bank service charges. As noted previously, the Company discontinued the amortization of goodwill upon the adoption of SFAS No. 147. Goodwill amortization amounted to $680 thousand for the nine months ended September 30, 2001.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine months Ended
	Sep 2002	Sep 2001	Change	% Change
Provision for Income Taxes	$6,517	$5,107	$1,410	27.6%
Effective Tax Rate	31.58%	30.84%	0.74%	2.4

The provisions for federal and state income taxes amounted to $6.5 million and $5.1 million for the first nine months of 2002 and 2001, respectively. The Company experienced an increase in the effective tax rate which was primarily attributable to a decrease in the ratio of tax-exempt income to total taxable income.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to the credit risk in the Company's loan portfolio and its liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in future market prices or market rates, including prevailing interest rates, will make the Company's business and operations less valuable.

The ongoing monitoring and management of market risk is an important component of the Company's asset/liability management process which is governed by policies established and reviewed annually by the Board of Directors. The Board of Directors delegates responsibility for managing the asset/liability profile on an ongoing basis to management's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The ALCO meets regularly on a monthly basis and is available to meet on an ad hoc basis if circumstances warrant.

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates. Interest rate risk is directly related to the differing maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product. For example, as discussed in the preceding sections of this Report captioned "Deposit Trends," "Key Interest Rate Changes 1999-2002" and "Loan Trends," rates paid by the Company on interest-bearing deposits have tended to respond more rapidly in recent periods to changes in prevailing interest rates than have the yields on the Company's loan portfolio, which has resulted in margin expansion in periods of falling rates followed by margin contraction in periods of stable or rising interest rates.

Generally, ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid with respect to all interest-bearing assets and liabilities on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. In certain low rate environments, such as existed at September 30, 2002, floor rates may be substituted for the 200 basis point downward shift, or the simulation may be modeled with assumptions appropriate to the rate environment. If at any point the analysis reveals that the sensitivity tolerances are exceeded, changes in types and amounts of assets and liabilities on the balance sheet are planned and implemented.

The hypothetical estimates generated by the analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and other speculative assumptions. While the assumptions are developed based upon current economic and local market conditions, management cannot give any assurance as to the predictive nature of these assumptions including how customer preferences or competitive influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Item 4. CONTROLS AND PROCEDURES

In response to recent legislation and proposed regulations, the Company's management reviewed the Company's internal control structure and disclosure controls and procedures during the quarter. Although management believes that the pre-existing disclosure controls and procedures were adequate to enable the Company to comply with its disclosure obligations, as a result of such review the Company implemented minor changes, primarily to formalize and document the Company's current procedures.

Within 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's senior management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic filings with the SEC, including quarterly reports such as this Report, is reported accurately and suitably within the time periods specified in the SEC's rules and forms. Based upon that evaluation, senior management concluded that the Company's disclosure controls and procedures are effective in causing material information related to the Company (including its consolidated subsidiaries) to be recorded, processed, summarized and reported by the Company's management on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures comply with applicable disclosure obligations.

There were no significant changes in the Company's internal controls implemented during the just completed quarter or in other factors that in management's estimation could significantly affect these internal controls after the date of the Company's most recent evaluation.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 99.1: Certification by Chief Executive Officer furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99.2: Certification by Chief Financial Officer furnished pursuant to Section 906 of Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

.

(b) No Reports on Form 8-K were filed during the third quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 14, 2002	/s/ Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: November 14, 2002	/s/ John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)

Certification of the Chief Executive Officer Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas L. Hoy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arrow Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:/s/ Thomas L. Hoy Thomas L. Hoy

Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, John J. Murphy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arrow Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ John J. Murphy John J. Murphy

Chief Financial Officer