Form 10-K
period 2002-12-31
ARROW FINANCIAL CORP
filed 2003-03-27
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant at June 30, 2002 based on the average of the closing bid and the closing asked prices on the NASDAQ Exchange:

$257,388,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock.
Class	Outstanding as of February 28, 2003
Common Stock, par value $1.00 per share	7,902,016

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2003 (Part III)

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

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Statement under Federal Securities Laws

Critical Accounting Policies

Peer Group Comparisons

A. Overview

B. Results of Operations

I. Net Interest Income

II. Provision for Loan Losses and Allowance for Loan Losses

III. Other Income

IV. Other Expense

V. Income Taxes

C. Financial Condition

I. Investment Portfolio

II. Loan Portfolio

a. Distribution of Loans

b. Risk Elements

III. Summary of Loan Loss Experience

IV. Deposits

V. Time Deposits of $100,000 or More

D. Liquidity

E. Capital Resources and Dividends

F. Fourth Quarter Results

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Controls and Procedures

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Certifications

Exhibits Index

PART I

Item 1: Business

A. GENERAL

Arrow Financial Corporation (the "Company"), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. The Company owns two nationally chartered banks in New York, Glens Falls National Bank and Trust Company, Glens Falls, New York ("GFNB"), and Saratoga National Bank and Trust Company, Saratoga Springs, New York ("SNB"), as well as five non-bank subsidiaries, the operations of which are not significant. The Company owns directly or indirectly all voting stock of all its subsidiaries.

Our Internet address is www.arrowfinancial.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries. The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks. There were 393 full-time equivalent employees of the Company and the subsidiary banks at December 31, 2002.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$1,119,659	$158,370
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$611,571	$ 8,860
Date Organized	1851	1988
Employees	367	26
Offices	23	3
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

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

The Company lends primarily to borrowers within its geographic area. The loan portfolio does not include any foreign loans or any significant risk concentrations except as described in Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this report. The Company does not participate in loan syndications, either as originator or as a participant. The portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

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

The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (Federal Reserve Board). Additionally, as a "bank holding company" under New York state law, the Company is subject to regulation by the New York State Banking Department. The two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each subsidiary bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. The BHC Act generally prohibits the Company from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities. Under the BHC Act, a bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares). Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, and 48 of the 50 states permit banks headquartered in other states to branch into their states, although in some cases only by acquisition of existing banks in such states. As a result of the Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. See Item 1.F., "Legislative Developments."

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards. The Federal Reserve Board has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies. The risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The Federal Reserve Board's other important guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. The subsidiary banks are subject to similar capital requirements adopted by their primary federal regulator, the Office of the Comptroller of the Currency.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. The regulators have established five capital classifications for banking institutions, the highest being "well capitalized." Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance. The Company and each of its subsidiary banks currently qualify as "well capitalized." The year-end 2002 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization standards or other informal capital guidelines that the regulators may apply from time to time to specific banking organizations. In addition to these potential regulatory limitations on the payment of dividends, the Company and its subsidiary banks' ability to pay dividends is subject to various restrictions under applicable corporate laws. The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

D. COMPETITION

The Company faces intense competition in all markets it serves. Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks. Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of transaction accounts and various loan and financial products, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks. As a result of the Gramm-Leach-Bliley Act (discussed further in Part I.1.F., below), such non-banking financial organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish, acquire or affiliate with commercial banks themselves.

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

F. LEGISLATIVE DEVELOPMENTS

The Sarbanes-Oxley Act (the "Act"), signed into law on July 30, 2002, adopted a wide range of measures applicable to publicly-traded companies. Generally, the Act seeks to improve the quality of financial reporting of these companies, strengthen the independence of their auditors, and compel them to adopt good corporate governance practices. The Act places substantial additional duties on directors, officers, auditors and attorneys of public companies. Among other specific measures, the Act requires that chief executive officers and chief financial officers certify periodically to the SEC regarding the accuracy of the company's financial statements and the integrity of its internal controls. The Act also accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC. As part of the general effort to improve public company auditing, the Act placed limits on consulting services that may be performed by a company's independent auditors and creates a public company accounting oversight board, which will set auditing standards, inspect registered public accounting firms, and possess enforcement powers, subject to oversight by the SEC.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which permitted bank holding companies to engage in a wider range of financial activities. Under GLBA for example, bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities. Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate "financial" subsidiaries and may themselves be required to register (and qualify to register) as so-called "financial holding companies." A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Part I.1.C., "Supervision and Regulations," above). The Company has not yet elected to become a "financial holding company" but continues to evaluate the opportunities provided by GLBA. Under GLBA, as well as the Fair Credit Reporting Act amendment of 1996, all financial institutions have become subject to more stringent customer privacy regulations.

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

The FDIC levies assessments on various deposit obligations of the Company's banking subsidiaries. Since 1996, the premium paid by the best-rated banks (including the Company's subsidiary banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund ("BIF"), such as the deposits of the Company's banks, are subject to assessment for payment on bond obligations financing the FDIC's Savings Association Insurance Fund ("SAIF") at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions. Accordingly, the deposits of the Company's banks were assessed an additional 1.160 cents per $100 of insured deposits in 1999, 1.220 cents per $100 of insured deposits in 1998 and an additional 1.256 cents in 1997. Beginning in 2000, the BIF and SAIF rates were equalized. For institutions with the lowest risk classification (including the Company) the BIF rate increased to 2.120 and the SAIF rate decreased from 5.800 to 2.120. The rate is adjusted quarterly, depending on the need of the fund. At December 31, 2002 the rate had decreased to 1.680 cents per $100 of insured deposits.

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

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	54	President and CEO since January 1, 1997 and President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995. Mr. Hoy has been with the Company since 1974.
John J. Murphy	51	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has served as Senior Vice President, Treasurer and CFO of the Company since 1983. Mr. Murphy has been with the Company since 1973.
John C. Van Leeuwen	59	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the Company since 1985.
Gerard R. Bilodeau	56	Senior Vice President and Secretary since 1994. Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993. Mr. Bilodeau has been with the Company since 1969.

Item 2: Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York. The building is owned by the Company's subsidiary, Glens Falls National Bank, and serves as the bank's main office. Glens Falls National Bank owns nineteen additional offices and leases three others at market rates. The Company's other subsidiary bank, Saratoga National Bank, owns its three offices. Rental costs of premises did not exceed 5% of operating costs in 2002.

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

None in the fourth quarter of 2002.

PART II

Item 5: Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, and have been restated for the November 2002 five percent stock dividend.

	Sales Price		Cash Dividends Declared
	Low	High
2001
First Quarter	$16.327	$21.429	$.190
Second Quarter	17.574	23.129	.209
Third Quarter	20.907	27.102	.209
Fourth Quarter	25.952	28.571	.219

2002
First Quarter	$26.667	$28.810	$.219
Second Quarter	26.524	34.210	.238
Third Quarter	26.695	34.505	.238
Fourth Quarter	24.810	34.970	.250

The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable legal and regulatory restrictions. See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 2,915 holders of record of common stock at December 31, 2002. The Company has no other class of stock outstanding.

Item 6: Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2002	2001	2000	1999	1998
Interest and Dividend Income	$75,145	$78,357	$75,624	$67,135	$63,033
Interest Expense	25,106	33,172	37,368	29,266	28,142
Net Interest Income	50,039	45,185	38,256	37,869	34,891
Provision for Loan Losses	2,288	2,289	1,471	1,424	1,386
Net Interest Income After Provision for Loan Losses	47,751	42,896	36,785	36,445	33,505
Other Income [1]	11,213	10,324	10,784	9,382	8,172
Net Gains (Losses) on Securities Transactions	100	195	(595)	(4)	408
Other Expense [2]	31,397	30,544	27,582	27,298	24,506
Income Before Provision for Income Taxes	27,667	22,871	19,392	18,525	17,579
Provision for Income Taxes	8,773	7,055	5,711	5,666	5,744
Net Income	$18,894	$15,816	$13,681	$12,859	$11,835

Earnings Per Common Share: [3]
Basic	$ 2.37	$ 1.97	$ 1.70	$ 1.53	$ 1.36
Diluted	2.32	1.94	1.69	1.51	1.34

Per Common Share: [3]
Cash Dividends	$ .95	$ .83	$ .73	$ .66	$ .59
Book Value	12.78	11.42	10.11	8.82	8.99
Tangible Book Value [4]	11.56	10.17	8.74	7.37	7.50

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,271,421	$1,151,007	$1,081,354	$1,001,107	$939,029
Securities Available-for-Sale	326,661	251,694	229,026	228,364	267,731
Securities Held-to-Maturity	74,505	74,956	60,580	55,467	63,016
Loans	811,292	755,124	735,769	655,820	546,126
Nonperforming Assets	2,756	3,798	2,630	2,745	3,592
Deposits	958,007	885,498	858,925	795,197	775,597
Federal Home Loan Bank Advances	145,000	115,000	85,200	85,000	45,000
Other Borrowed Funds	53,498	42,645	42,697	36,021	24,032
Shareholders' Equity	101,402	91,504	80,781	72,287	77,146

Selected Key Ratios:
Return on Average Assets	1.55%	1.41%	1.30%	1.33%	1.36%
Return on Average Equity	19.49	18.17	18.60	17.02	15.51
Dividend Payout	40.95	42.65	43.01	43.98	43.78

1 Other Income in 2000 includes the net gain on the sale of the credit card portfolio of $825.

2 Amortization of goodwill was discontinued effective January 1, 2002 upon the third quarter adoption of SFAS No. 147.

3 Per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent November 2002 five percent stock dividend.

4 Tangible book value excludes from total equity intangible assets, primarily goodwill and intangible assets associated with prior branch purchases.

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

Examples of forward-looking statements in this Report are referenced in the table below:
Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.F.	7	Last sentence
Impact of Changing Interest Rates on Earnings	Part II, Item 7.C.II.a.	29	1st Paragraph, 1st sentence
	Part II, Item 7.C.IV.	35	Last paragraph in item "IV. DEPOSITS"
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	18	5th paragraph
	Part II, Item 7.C.III.	33	2nd paragraph under the "ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES"
Liquidity	Part II, Item 7.D.	37	Last paragraph in "D. LIQUIDITY"

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; and similar risks inherent in banking operations or business generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

Critical Accounting Policies: In order to prepare the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management was required to make estimates and assumptions that affected the amounts reported in these statements. There are uncertainties inherent in making these estimates and assumptions which could materially affect the results of operations and financial position. Management considers the allowance for loan losses and liabilities for retirement plans to be critical accounting policies. The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations. A severe downward trend in the economy, regional or national, may require the Company to increase the allowance for loan losses resulting in a negative impact on its results of operations and financial condition. The Company has a variety of pension and retirement plans. Liabilities under these plans rely on estimates of future salary increases, numbers of employees and employee retention, discount rates and long-term rates of investment return. Changes in these assumptions due to changes in the financial markets, the economy or the Company's own operations may result in material changes to the Company's results of operations and financial condition.

The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 2002 and the financial condition of the Company as of December 31, 2002 and 2001. The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Summary of 2002 Financial Results

The Company reported net income of $18.9 million for 2002 an increase of $3.1 million, or 19.5%, compared to net income of $15.8 million for 2001. Diluted earnings per share increased $.38, or 19.6%, from 2001 to 2002 and $.25, or 14.8%, from 2000 to 2001. The increase in net income between 2001 and 2002 was primarily attributable to an 11.0% increase in net interest income between the two years, itself attributable primarily to a comparable increase in average earning assets.

Selected Financial Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the 2002 five percent stock dividend.
	2002	2001	2000
Net Interest Income (tax-equivalent basis)	$52,179	$47,026	$39,856
Net Securities Gains (Losses)	100	195	(595)
Goodwill and Intangible Asset Amortization [1]	37	944	944
Net Income	18,894	15,816	13,681

Diluted Average Shares Outstanding	8,156	8,153	8,091
Diluted Earnings Per Share	$2.32	$1.94	$1.69
Cash Dividends	.95	.83	.73
Stock Dividends	5%	5%	---
Core Diluted Earnings Per Share [2]	$2.29	$1.92	$1.68

Average Assets	$1,216,381	$1,122,605	$1,051,525
Average Earning Assets	1,158,490	1,066,240	992,957
Average Paying Liabilities	970,128	897,737	849,620
Average Equity	96,952	87,035	73,552

Return on Average Assets	1.55%	1.41%	1.30%
Return on Average Equity	19.49	18.17	18.60
Net Interest Margin [3]	4.50	4.41	4.01
Efficiency Ratio [4]	49.47	51.61	52.60
Tangible Book Value per Share [5]	$11.56	$10.17	$8.74

Net Loans Charged-off as a Percentage of Average Loans	.11%	.17%	.08%
Provision for Loan Losses as a Percentage of Average Loans	.30	.31	.21
Allowance for Loan Losses as a Percentage of Period-end Loans	1.38	1.29	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans	436.89	282.72	424.67
Nonperforming Loans as a Percentage of Period-end Loans	.32	.46	.28
Nonperforming Assets as a Percentage of Period-end Total Assets	.22	.33	.24

1 Amortization of goodwill was discontinued, effective January 1, 2002, upon the adoption of SFAS No. 147.

2 Core Diluted Earnings Per Share excludes gains/losses on securities and OREO transactions and one-time material non-recurring items of income and expense. The amounts necessary to reconcile reported net income to core net income for 2002, 2001 and 2000 include (net of tax): securities gains (losses) ($60, $116 and $(352)), OREO transactions ($14, $61 and $17), non-recurring other income of $158 in 2002, gain on the sale of credit card loans of $488 in 2000 and non-recurring other expense of $51 in 2000.

3 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets.

4 The Efficiency Ratio is the ratio of noninterest expense less goodwill and other intangible asset amortization to the sum of tax-

equivalent net interest income and other income less net securities gains or losses.

5 Tangible Book Value is calculated based on total equity less intangible assets, including goodwill associated with prior branch acquisitions.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Peer data has been obtained from the Federal Reserve Board's "Bank Holding Company Performance Report." Unless otherwise specifically stated, the Company's peer group is comprised of the group of 166 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

At December 31, 2002, the Company's tangible book value per share (calculated based on shareholders' equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $11.56, an increase of $1.39, or 13.7%, from year-end 2001. The increase was primarily attributable to retained earnings and net unrealized gains, net of tax, on securities available-for-sale during 2002, offset in part by periodic repurchases of the Company's common stock. As of the last trading day of 2002, the average of the Company's bid and asked stock price was $30.80, resulting in a trading multiple of 2.66 to tangible book value.

The Board of Directors increased the quarterly cash dividend twice in 2002, to $.25 per share by the fourth quarter. Total cash dividends (as adjusted) were $.95 for 2002, compared to $.83 for 2001, an increase of $.12 or 14.5%.

Nonperforming loans amounted to $2.6 million at December 31, 2002, a decrease of $876 thousand from the prior year-end. Loans charged-off (net of recoveries) against the allowance for loan losses were $815 thousand for 2002, as compared to $1.3 million for the prior year. At year-end 2002, the allowance for loan losses, at $11.2 million, represented a coverage ratio to total loans of 1.38%, as compared to 1.29% at the prior year-end.

Sale of Credit Card Portfolio and Servicing Business in 2000

Prior to 2000, the Company serviced its own credit card portfolio as well as the credit card portfolios for several smaller financial institutions. In 2000, the Company determined that it would no longer engage in the consumer credit card servicing business and that it would sell the business as well as its existing consumer credit card balances to MBNA America Bank, N.A., an organization widely recognized as an industry leader. The decision to discontinue this activity was driven by the fact that the consumer credit card business, including both card issuance and account servicing, has increasingly become a commodity operation that requires great scale. Management also expected that its credit card customers would receive a broader array of account benefits and services under MBNA's programs after the sale, and such has been the case. The sale, which resulted in a net gain of $825 ($488 net of tax), was completed in the third quarter of 2000. The Company continues to manage its merchant credit card and debit card programs.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that are primarily responsible for the Company's results of operations for 2002 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest and dividends earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds. Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate). Net interest margin is the ratio of net interest income to average earning assets. Net interest income may also be described as the product of average earning assets and the net interest margin.

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2002		2001
	2002	2001	2000	Amount	%	Amount	%
Interest and Dividend Income	$77,285	$80,198	$77,224	$(2,913)	(3.6)%	$ 2,974	3.9%
Interest Expense	25,106	33,172	37,368	(8,066)	(24.3)	(4,196)	(11.2)
Net Interest Income	$52,179	$47,026	$39,856	$ 5,153	11.0	$ 7,170	18.0

On a tax-equivalent basis, net interest income was $52.2 million in 2002, an increase of $5.2 million, or 11.0%, from $47.0 million in 2001. This compared to a $7.2 million, or 18.0%, increase between 2000 and 2001. Factors contributing to the increase in net interest income are discussed in the following section.

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

CHANGE IN NET INTEREST INCOME

(In Thousands) (Fully Taxable Basis)

	2002 Compared to 2001			2001 Compared to 2000
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ ---	$ (452)	$ (452)	$ 597	$ (154)	$ 443
Securities Available-for-Sale:
Taxable	2,740	(2,602)	138	4	(1,268)	(1,264)
Non-Taxable	399	(22)	377	67	(26)	41
Securities Held-to-Maturity:
Taxable	(3)	(6)	(9)	2	2	4
Non-Taxable	535	(310)	225	512	34	546
Loans	2,129	(5,321)	(3,192)	4,081	(877)	3,204
Total Interest and Dividend Income	5,800	(8,713)	(2,913)	5,263	(2,289)	2,974

Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	1,298	(1,251)	47	529	(1,561)	(1,032)
Regular and Money Market Savings	664	(2,233)	(1,569)	276	(811)	(535)
Time Deposits of $100,000 or More	(1,988)	(1,959)	(3,947)	(777)	(2,015)	(2,792)
Other Time Deposits	126	(2,650)	(2,524)	(231)	(628)	(859)
Total Deposits	100	(8,093)	(7,993)	(203)	(5,015)	(5,218)

Short-Term Borrowings	141	(737)	(596)	58	(578)	(520)
Long-Term Debt	812	(289)	523	1,941	(399)	1,542
Total Interest Expense	1,053	(9,119)	(8,066)	1,796	(5,992)	(4,196)
Net Interest Income	$4,747	$ 406	$5,153	$3,467	$3,703	$7,170

The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 2002, 2001 and 2000 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets. Rates are computed on a tax-equivalent basis. The yield on securities available-for-sale is based on the amortized cost of the securities. Nonaccrual loans are included in average loans, while unearned income has been eliminated.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

Arrow Financial Corporation and Subsidiaries

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Years Ended December 31	2002			2001			2000
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 19,418	$ 308	1.59%	$ 19,410	$ 760	3.92%	$ 5,125	$ 317	6.19%
Securities Available-
for-Sale:
Taxable	277,657	14,236	5.13	228,588	14,098	6.17	228,530	15,362	6.72
Non-Taxable	11,119	547	4.92	3,053	170	5.57	1,904	129	6.78
Securities Held-to-Maturity:
Taxable	544	33	6.07	593	42	7.08	560	38	6.79
Non-Taxable	74,456	4,753	6.38	66,278	4,528	6.83	58,779	3,982	6.77
Loans	775,296	57,408	7.40	748,318	60,600	8.10	698,059	57,396	8.22

Total Earning Assets	1,158,490	77,285	6.67	1,066,240	80,198	7.52	992,957	77,224	7.78
Allowance For Loan Losses	(10,556)			(9,038)			(8,301)
Cash and Due From Banks	31,386			28,850			25,802
Other Assets	37,061			36,553			41,067
Total Assets	$1,216,381			$1,122,605			$1,051,525
Deposits:
Interest-Bearing NOW Deposits	$ 282,365	4,431	1.57	$ 209,719	4,384	2.09	$ 189,667	5,416	2.86
Regular and Money Market Savings	230,039	3,170	1.38	198,573	4,739	2.39	188,303	5,274	2.80
Time Deposits of $100,000 or More	81,770	2,269	2.77	135,982	6,216	4.57	149,834	9,008	6.01
Other Time Deposits	201,253	7,543	3.75	198,745	10,067	5.07	203,116	10,926	5.38
Total Interest-Bearing Deposits	795,427	17,413	2.19	743,019	25,406	3.42	730,920	30,624	4.19

Short-Term Borrowings	39,468	562	1.42	34,711	1,158	3.34	33,515	1,678	5.01
Long-Term Debt	135,233	7,131	5.27	120,007	6,608	5.51	85,185	5,066	5.95
Total Interest- Bearing Funds	970,128	25,106	2.59	897,737	33,172	3.70	849,620	37,368	4.40

Demand Deposits	132,208			122,618			114,062
Other Liabilities	17,093			15,215			14,291
Total Liabilities	1,119,429			1,035,570			977,973
Shareholders' Equity	96,952			87,035			73,552
Total Liabilities and Shareholders' Equity	$1,216,381			$1,122,605			$1,051,525
Net Interest Income (Fully Taxable Basis)		52,179			47,026			39,856
Reversal of Tax Equivalent Adjustment		(2,140)			(1,841)			(1,600)
Net Interest Income		$50,039			$45,185			$38,256

Net Interest Spread			4.08%			3.82%			3.38%
Net Interest Margin			4.50%			4.41%			4.01%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS	December 31,
	2002	2001	2000
Yield on Earning Assets	6.67%	7.52%	7.78%
Cost of Interest-Bearing Liabilities	2.59	3.70	4.40
Net Interest Spread	4.08%	3.82%	3.38%
Net Interest Margin	4.50%	4.41%	4.01%

Of the $5.2 million increase in net interest income in 2002 over the prior year, $4.7 million was attributable to increased volume of earning assets and only $406 thousand to rate change (i.e., the fact that the cost of deposits and other funds decreased at a faster rate than the yield on earning assets). This contrasted with the prior year, when rate changes generated a $3.7 million increase in net interest income out of a total increase of $7.2 million.

The following items have a major impact on changes in net interest income due to rate: general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and the level of nonperforming loans. The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates and sets changes to the Federal Reserve Bank discount rate. The following chart presents rate changes in recent years:

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

The Company's net interest income, for the past several years, has been very sensitive to changes in interest rates. As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000. This marked a turnaround from a long period of flat or slowly-declining prevailing interest rates. The 1999 rate hikes had a moderate negative impact on the Company's financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on earning liabilities, as well as decreases in the Company's net interest spread and net interest margin. However, the full and negative impact of rising rates was felt in 2000, when the decrease in net interest income due to rates was significant.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. By December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points. After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002. As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001 and 2002. Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001. Since that time, yields on the loan portfolio have decreased each successive quarter in 2001 and 2002, as well. See the "Loan Portfolio" section in the discussion of "Financial Condition" later on in this Report, for a more complete analysis of yield trends in the loan portfolio.

When the Federal Reserve Board decreased short-term interest rates by 50 basis points in November 2002, this decrease had a limited impact on the Company's deposit rates, because rates on several of the Company's deposit products, such as savings and NOW accounts, were already priced at such low levels that a 50 basis point decrease in rates was not practical or sustainable, although the Company did lower rates to a much smaller extent on certain non-maturity deposit products.

Most important, the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years.

The net interest margin for 2002 was 4.50%, an increase of 9 basis points from the 4.41% margin for 2001. The net interest spread between the two years increased by 26 basis points. These increases in margin and spread were attributable to the fact that during a period of decreasing market rates the Company's paying liabilities repriced downward at a faster rate than its earning assets. In turn, a major factor influencing this development was the relocation of a significant dollar amount of maturing time deposits into other lower cost deposit accounts, a relocation that often accompanies falling interest rates but also often proves temporary.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

The net interest margin for 2001 was 4.41%, an increase of 40 basis points from the 4.01% margin for 2000. The net interest spread between the two years increased by 44 basis points. As in 2002, these significant increases in margin and spread were attributable to the fact that during a period of decreasing market rates the Company's paying liabilities repriced downward at a faster rate than its earning assets.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company's earning assets and interest-bearing liabilities is included later in this report under Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)
	Years Ended December 31,			Change From Prior Year
				2002		2001
	2002	2001	2000	Amount	%	Amount	%
Earning Assets	$1,158,490	$1,066,240	$992,957	$92,250	8.7%	$73,283	7.4%
Interest-Bearing Liabilities	970,128	897,737	849,620	72,391	8.1	48,117	5.7
Demand Deposits	132,208	122,618	114,062	9,590	7.8	8,556	7.5
Total Assets	1,216,381	1,122,605	1,051,525	93,776	8.4	71,080	6.8
Earning Assets to Total Assets	95.24%	94.98%	94.43%	.26%	0.3	.55%	0.6

In general, changes in the volume of earning assets and interest-bearing liabilities will result in corresponding changes in net interest income. That is, as assets and liabilities increase, so will net interest income. However, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates. The change in net interest income due to changes in volume was an increase of $4.7 million in 2002 and an increase of $3.5 million in 2001.

During 2002, average earning assets increased $92.3 million, an increase of 8.7%. Average paying liabilities grew at a somewhat slower pace, increasing by $72.4 million, or 8.1%. The combined effect of these changes in volume was to increase net interest income by approximately 10.0%, before giving effect to the 1.0% positive impact on net interest income resulting from the change in interest rates discussed in the previous section.

During 2002, the Company experienced its growth in average earning assets primarily within the investment portfolio (which accounted for approximately 71% of the increase) and secondarily within the loan portfolio (approximately 29%). While it is the intention of the Company ultimately to invest the greatest portion of its earning assets into high quality loans, most of the increase in the sources of funds from December 31, 2001 to December 31, 2002 was redeployed, at least for the present, into the investment securities portfolio. As reported on the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $91.3 million for 2002. Most of these cash flows are from the monthly amortization of mortgage-backed securities. Among other needs, this cash flow is available to fund loan growth or for redeployment in the available-for-sale portfolio.

The fastest growing segment of the loan portfolio for several years preceding 2001 was indirect consumer loans, which are primarily auto loans financed through local dealerships from whom the Company acquires the dealer paper. While this segment still represents the largest portion of the loan portfolio, the outstanding balances of indirect loans remained little changed at year-end 2002 from year-end 2001 and 2000. For 2002, the average balances of indirect loans were actually $12.4 million below the average balances for 2001, as the portfolio experienced a net decrease prior to recovering in the fourth quarter of 2002. The increase in the average loan balances from 2001 to 2002 was attributable to the residential real estate ($25.3 million) and the commercial loan ($17.9 million) portfolios.

The Company's $72.4 million growth in average paying liabilities in 2002 was experienced primarily in traditional banking deposit products, which increased by $52.4 million, or 7.1%, from year-end 2001 to year-end 2002, and secondarily in Federal Home Loan Bank (FHLB) borrowings, which increased by $15.2 million, or 13.2%, from year-end 2001 to year-end 2002. The increase in deposit balances during 2002 was generated by the Company's pre-existing branch network, although the Company's Saratoga National Bank and Trust Company franchise did open its third branch (the second branch in Saratoga Springs) at the beginning of 2002. No other branches were added or acquired in 2002.

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

In 2001 (unlike in 2002) the Company experienced its growth in average earning assets principally within the loan portfolio. During 2001, the Company securitized approximately $30 million of residential real estate loan balances and retained ownership of the resulting mortgage-backed securities for the purpose of providing additional liquidity and collateral for pledging purposes. Without the securitization, increases in loan balances would have represented over 70% of the increase in average earning assets between the two years.

The outstanding balances of indirect consumer loans remained little changed at year-end 2001 from year-end 2000. During 2001, adjusted for reductions of loans through securitizations, residential real estate loans increased $32.8 million, or 15.5%. Commercial loans increased by $21.3 million, or 17.4%, representing the other area of significant growth within the loan portfolio.

The Company's growth in average paying liabilities in 2001 was experienced both in traditional banking deposit products, which increased by $26.6 million, or 3.1%, from year-end 2000 to year-end 2001, and in borrowings, which increased by $29.8 million, or 35.0%, from year-end 2000 to year-end 2001. The increase in deposit balances during 2001 was generated by the Company's pre-existing branch network. No branches were added or acquired in 2001. The primary source of new borrowings by the Company in 2001 was advances from the FHLB (see Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this report).

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

The quality of the Company's loan portfolio remains strong and, to date, has not been negatively affected either by the loan growth experienced in recent periods or by the recent weakening in the national and regional economy. At period-end, the ratio of nonperforming loans (loans 90 days or more and accruing interest plus nonaccrual loans) as a percentage of total loans was .32% for the Company. The September 30, 2002 ratio for the Company's peer group was .77%.

While management believes that the 2002 year-end allowance was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to increased provisions to the allowance or a higher incidence of loan charge-offs.

The provision for loan losses was $2.3 million for 2002, virtually unchanged from 2001. During 2002, loan losses charged against the allowance, net of recoveries, were $815 thousand, a decrease of $481 thousand, or 37.1%, from the 2001 amount. During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan. Disregarding this item, net charge-offs for 2002 increased by $31 thousand, or 4.0%, over 2001. Net charge-offs as a percentage of average loans outstanding was .11% for 2002. Net charge-offs, on an annualized basis, for the Company's peer group at September 30, 2002 was .27% of average loans, or 145.5% higher than the Company's ratio. If the current economic recession continues or worsens, management anticipates that net charge-offs will exceed the levels experienced in recent years.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001. The decrease was primarily attributable to one $749 thousand commercial loan that was designated as nonperforming at year-end 2001, which was paid-off in full by the borrower during December 2002. While nonperforming loans and net loans charged-off improved in 2002, as compared to 2001, the continued growth in the loan portfolio resulted in the 2002 provision for loan losses remaining consistent with 2001.

At December 31, 2002, the allowance for loan losses was $9.7 million, or 1.38%, of total loans, as compared to $8.7 million, or 1.29% of total loans at December 31, 2001. The allowance for loan losses represented 437% of the amount of nonperforming loans at December 31, 2002, as compared to 283% of nonperforming loans at December 31, 2001.

During 2001, loan losses charged against the allowance, net of recoveries, were $1.3 million, an increase of $768 thousand, or 145%, from the prior year amount. During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan. Management believes that the factors that led to this charge-off were unique and isolated and are not indicative of any emerging pattern of increasing charge-offs above historical levels.

Net charge-offs as a percentage of average loans outstanding was .17% for 2001. The provision for loan losses, as a percentage of average loans outstanding was .31% for 2001. Net charge-offs, on an annualized basis, for the Company's peer group at September 30, 2001 was .26% of average loans, or 52.9% higher than the Company's ratio.

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000. The increase was primarily attributable to two commercial loans, totaling $1.6 million, which were placed on nonaccrual status during the fourth quarter of 2001.

The provision for loan losses was $1.5 million for 2000, an increase of $47 thousand, or 3.3%, from 1999. At December 31, 2000, nonperforming loans amounted to $2.1 million, essentially unchanged from the balance at December 31, 1999. At December 31, 2000, the allowance for loan losses was $8.7 million, or 1.19% of total loans. The allowance for loan losses represented 425% of the amount of nonperforming loans at that date. During 2000, loan losses charged against the allowance, net of recoveries, were $528 thousand, or .08%, of average loans for the period, an increase of $146 thousand, or 38%, from the prior year amount. The principal reason for the increase in net loan losses in 2000 as compared with 1999 was a recovery of $315 thousand in the 1999 period related to the final repayment of a large commercial loan. Excluding the large recovery, net loan losses for 1999 would have exceeded those for 2000, and would have represented .12% of average loans. The provision for loan losses charged to expense for 2000 was $1.5 million, or .21%, of average loans for the period.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2002	2001	2000	1999	1998
Loans at End of Period	$ 811,292	$ 755,124	$ 735,769	$ 655,820	$546,126
Average Loans	775,296	748,318	698,059	600,719	514,348
Total Assets at End of Period	1,271,421	1,151,007	1,081,354	1,001,107	939,029

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	69	87	94	50	191
Commercial Loans	375	1,610	161	147	671
Residential Real Estate Loans	516	469	572	873	1,049
Consumer Loans	1,511	1,034	930	720	359
Total Nonaccrual Loans	2,471	3,200	1,757	1,790	2,270

Loans Past Due 90 or More Days and
Still Accruing Interest	91	238	298	307	657
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,562	3,438	2,055	2,097	2,927
Repossessed Assets	143	66	150	62	38
Other Real Estate Owned	51	294	425	586	627
Total Nonperforming Assets	$ 2,756	$ 3,798	$ 2,630	$ 2,745	$3,592

Allowance for Loan Losses:
Balance at Beginning of Period	$ 9,720	$ 8,727	$ 7,784	$ 6,742	$6,191
Loans Charged-off:
Commercial, Financial
and Agricultural	(24)	(653)	(42)	(75)	(166)
Real Estate - Commercial	---	---	(20)	(33)	(43)
Real Estate - Construction	---	(2)	(2)	---	---
Real Estate - Residential	(37)	(103)	(29)	(64)	(133)
Installment Loans to Individuals	(1,060)	(883)	(764)	(861)	(836)
Total Loans Charged-off	(1,121)	(1,641)	(857)	(1,033)	(1,178)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	33	65	34	326	19
Real Estate - Commercial	17	16	15	18	---
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	3	21	11	12	23
Installment Loans to Individuals	253	243	269	295	301
Total Recoveries of Loans Previously Charged-off	306	345	329	651	343
Net Loans Charged-off	(815)	(1,296)	(528)	(382)	(835)
Provision for Loan Losses
Charged to Expense	2,288	2,289	1,471	1,424	1,386

Balance at End of Period	$11,193	$ 9,720	$ 8,727	$ 7,784	$6,742

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.11%	.17%	.08%	.06%	.16%
Provision for Loan Losses as a Percentage of Average Loans	.30	.31	.21	.24	.27
Allowance for Loan Losses as a Percentage of Period-end Loans	1.38	1.29	1.19	1.19	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans	436.89	282.72	424.67	371.20	230.32
Nonperforming Loans as a Percentage of Period-end Loans	.32	.46	.28	.32	.54
Nonperforming Assets as a Percentage of Period-end Total Assets	.22	.33	.24	.27	.38

III. OTHER INCOME

The majority of other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, computer processing fees to correspondents and other recurring fee income. Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)
	Years Ended December 31,			Change From Prior Year
				2002		2001
	2002	2001	2000	Amount	%	Amount	%
Income from Fiduciary Activities	$ 3,863	$ 4,059	$ 3,681	$(196)	(4.8)%	$ 378	10.3%
Fees for Other Services to Customers	6,189	5,302	5,222	887	16.7	80	1.5
Net Gains (Losses) on Securities Transactions	100	195	(595)	(95)	(48.7)	790	(132.8)
Net Gain on Sale of Credit Card Portfolio	---	---	825	---	---	(825)	(100.0)
Other Operating Income	1,161	963	1,056	198	20.6	(93)	(8.8)
Total Other Income	$11,313	$10,519	$10,189	$ 794	7.5	$ 330	3.2

Total other income increased $794 thousand, or 7.5%, from 2001 to 2002. Without regard to net securities transactions, total other income was $11.2 million for 2002 and $10.3 million for 2001, an increase of $889 thousand, or 8.6%.

For 2002, income from fiduciary activities decreased $196 thousand, or 4.8%, from 2001. At year-end 2002, the market value of assets under trust administration and investment management amounted to $620.4 million, a decrease of $78.5 million, or 11.2%, from year-end 2001. The decrease in the market value of assets under trust administration and investment management principally reflected the general decline in the equity markets during 2002, which more than offset the increase in number of accounts under administration during the year. Fiduciary account fees, in general, are tied to the value of assets under administration.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). On a combined basis, these funds reached a market value of $84.8 million at December 31, 2002. The funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds are owned almost entirely by qualified employee benefit plan accounts. The Company began to offer these funds on a retail basis through its branches during 2002. Included as an investor in the funds is the Company's pension plan, which owns shares in the funds with a market value of $13.6 million at December 31, 2002.

Fees for other services to customers include deposit account service charges, credit card and debit card merchant processing fees, safe deposit box fees and loan servicing fees. These fees amounted to $6.2 million in 2002, an increase of $887 thousand, or 16.7%, from 2001. Over half of the increase was attributable to increases in deposit service charges. An increase in credit card and debit card merchant processing fees also made a significant contribution to the total increase in fees for other services to customers.

During 2002, the Company realized net securities gains of $100 thousand on the sale of $40.8 million from its available-for-sale portfolio. The primary purpose of the sales were to restructure the maturity profile of the investment portfolio.

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues. For 2002, other operating income increased $198 thousand, or 20.6%. The increase was primarily attributable to an increase in data processing servicing fee income received from one upstate New York bank and a one-time benefit from the demutualization of an insurance company for the Company's group employee insurance trust.

From 2000 to 2001, total other income increased $330 thousand, or 3.2%. Without regard to net securities transactions and the net gain on the sale of the credit card portfolio, total other income was $10.3 million for 2001 and $10.0 million for 2000, an increase of $365 thousand, or 3.7%.

For 2001, income from fiduciary activities increased $378 thousand, or 10.3%, from 2000. The increase was in large part attributable to an increase in the number of trust accounts under administration and investment management which more than offset the general decline in the equity markets and consequent negative impact on the value of assets under administration. At year-end 2001, the market value of assets under trust administration and investment management amounted to $699.0 million, a decrease of $46.1 million, or 6.2%, from year-end 2000.

Fees for other services to customers include deposit account service charges, credit card and debit card merchant processing fees, safe deposit box fees and loan servicing fees. These fees amounted to $5.3 million in 2001, an increase of $80 thousand, or 1.5%, from 2000.

During 2001, the Company realized net securities gains of $195 thousand on the sale of $13.5 million from its available-for-sale portfolio.

In the past, the primary component of other operating income was fees earned on servicing credit card portfolios for correspondent banks. With the sale of the credit card portfolio at the end of the third quarter of 2000, the Company also discontinued servicing credit card portfolios for most of its correspondent banks. Thus, income from servicing credit card portfolios decreased significantly between the two years, falling to $224 thousand in 2001 from $486 thousand in 2000. Beginning in 2002, the Company discontinued servicing the remainder of the correspondent banks' portfolios. The loss in income resulting from this discontinuation of business was accompanied by similar reductions in expense also attributable to this discontinuation. Other operating income also includes net gains on the sale of loans and other real estate owned, as well as other miscellaneous revenues. For 2001, other operating income decreased $93 thousand, or 8.8%. Disregarding the credit card servicing component, other operating income actually increased by $169 thousand, or 29.6%. The increase was primarily attributable to data processing servicing fee income received from one upstate New York bank.

The sale of the credit card portfolio in 2000 was discussed in the Overview at the beginning of Item 7.

IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company. The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2002		2001
	2002	2001	2000	Amount	%	Amount	%
Salaries and Employee Benefits	$18,858	$17,233	$15,592	$1,625	9.4%	$1,641	10.5%
Occupancy Expense of Premises, Net	2,330	2,248	1,978	82	3.6	270	13.7
Furniture and Equipment Expense	2,440	2,462	2,466	(22)	(0.9)	(4)	(0.2)
Other Operating Expense	7,769	8,601	7,546	(832)	(9.7)	1,055	14.0
Total Other Expense	$31,397	$30,544	$27,582	$ 853	2.8	$2,962	10.7

Other expense for 2002 amounted to $31.4 million, an increase of $853 thousand, or 2.8%, from 2001. This comparison was significantly affected by a change in accounting principles between the two periods. The significant change was the discontinuance in 2002 of goodwill amortization upon the adoption of SFAS No. 147, retroactive to January 1, 2002. Goodwill amortization for 2001 was $907 thousand, but was $0 for 2002. Disregarding goodwill amortization, the increase in other expense between the two years would have been substantially higher, specifically, $1.8 million, or a 5.8% increase.

One comparative measure of operating expenses for financial institutions is the efficiency ratio. The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income. Excluded from the calculation are goodwill amortization and any net securities gains or losses. For 2002, the efficiency ratio for the Company was 49.5%, an improvement from the 2001 ratio of 51.6%. The Company's 2002 ratio also compares favorably to the year-to-date ratio for the Company's peer group of 59.2% as of September 30, 2002.

Salaries and employee benefits increased $1.6 million, or 9.4%, from 2001 to 2002. Salaries increased $785 thousand, or 6.6%, from 2001 to 2002. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees late in 2001 principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York, and the Company's new insurance agency subsidiary. Employee benefits increased $840 thousand, or 15.7% during the period. In 2002, all categories of employee benefits experienced increases from 2001, except incentive compensation, which decreased slightly. The most significant increase to employee benefits was an increase in expenses for the Company's defined benefit pension plan. During 2002, the Company adopted a "cash balance" plan for all new employees. Current employees were offered the opportunity to switch to the "cash balance" plan or to remain with the prior plan, under which retirement benefits are calculated on a "final pay" formula. Over 90% of current employees elected to switch to the cash balance plan.

Occupancy expense increased $82 thousand, or 3.6%, from 2001 to 2002. Most of the increase was attributable to increased costs of insurance and real estate taxes. Furniture and equipment expense decreased slightly by $22 thousand, or 0.9%, from 2001 to 2002.

Other operating expense increased $75 thousand, or 1.0%, from 2001 to 2002, without considering goodwill amortization, which was included in other operating expense in 2001 but not in 2002 due to a change in accounting principles, as discussed above.

In 2001, other expense amounted to $30.5 million, an increase of $3.0 million, or 10.7%, from 2000.

Salaries and employee benefits increased $1.6 million, or 10.5%, from 2000 to 2001. Salaries increased $655 thousand, or 5.8%, between the periods. The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees. Employee benefits increased $986 thousand, or 22.5% during the period. In 2001, all categories of employee benefits experienced increases from 2000, including $184 thousand for pension plan expenses, $263 thousand related to health and similar benefit plans and $476 thousand related to incentive compensation plans.

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

V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)
	Years Ended December 31,			Change From Prior Year
				2002		2001
	2002	2001	2000	Amount	%	Amount	%
Provision for Income Taxes	$8,773	$7,055	$5,711	$1,718	24.4%	$1,344	23.5%
Effective Tax Rate	31.7%	30.8%	29.5%	0.9%	2.9	1.3%	4.4

The provisions for federal and state income taxes amounted to $8.8 million, $7.1 million and $5.7 million for 2002, 2001 and 2000, respectively. The effective income tax rates for 2002, 2001 and 2000 were 31.7%, 30.8% and 29.5%, respectively. The increase in the effective tax rates from 2000 to 2001 and from 2001 to 2002 was primarily attributable to the greater proportionate increase in taxable income over the level of tax-exempt income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held. Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost. Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss. At December 31, 2002, the Company held no trading securities.

Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 2002, 2001 and 2000.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	December 31,
	2002	2001	2000
U.S. Treasury and Agency Obligations	$ 59,319	$ 6,754	$ 29,491
State and Municipal Obligations	17,984	10,248	1,904
Collateralized Mortgage Obligations	96,460	77,500	51,140
Other Mortgage-Backed Securities	133,872	137,809	127,437
Corporate and Other Debt Securities	9,316	11,432	12,197
Mutual Funds and Equity Securities	9,710	7,951	6,857
Total	$326,661	$251,694	$229,026

Other mortgage-backed securities principally consisted of agency mortgage pass-through securities. Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized mortgage obligations ("CMOs") separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield. The Company's practice is to purchase pass-through securities and collateralized mortgage obligations guaranteed by federal agencies and tranches of CMOs with shorter maturities. Included in corporate and other debt securities are highly rated corporate bonds and commercial paper. Approximately $8.7 million, or 90.3%, of mutual funds and equity securities are required holdings of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York stock.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 2002. CMO's and other mortgage-backed securities are included in the table based on their expected average lives. Mutual funds and equity securities, which have no stated maturity, are included in the after 10 year category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 3,021	$ 54,198	$ 2,099	$ ---	$ 59,319
State and Municipal Obligations	6,019	10,379	280	1,306	17,984
Collateralized Mortgage Obligations	10,242	75,697	10,521	---	96,460
Other Mortgage-Backed Securities	5,186	115,574	11,469	1,643	133,872
Corporate and Other Debt Securities	---	6,321	---	2,995	9,316
Mutual Funds and Equity Securities	---	---	---	9,710	9,710
Total	$24,468	$262,170	$24,369	$15,654	$326,661

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 2002.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	7.00%	2.75%	6.42%	---%	3.09%
State and Municipal Obligations	3.20	3.66	7.33	7.22	3.81
Collateralized Mortgage Obligations	5.08	4.62	5.08	---	4.72
Other Mortgage-Backed Securities	7.68	5.23	4.98	5.79	5.31
Corporate and Other Debt Securities	---	7.30	---	6.19	6.93
Mutual Funds and Equity Securities	---	---	---	5.92	5.92
Total	5.13	4.7	5.14	5.88	4.64

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2002. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2002 and 2001, the weighted average maturity was 2.8 and 4.2 years, respectively, for debt securities in the available-for-sale portfolio. At December 31, 2002, the net unrealized gain on securities available-for-sale amounted to $6.6 million. The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss. The net unrealized gain at December 31, 2002 represents a $3.8 million increase since December 31, 2001 and is primarily attributable to the increased fair value of the debt securities portfolios resulting from falling interest rates during 2002.

For further information regarding the Company's portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

Securities Held-to-Maturity:

The following table sets forth the carrying value of the Company's portfolio of securities held-to-maturity for each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)
	December 31,
	2002	2001	2000
State and Municipal Obligations	$74,505	$74,956	$60,580

For information regarding the fair value at December 31, 2002, of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this report.

The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 2002.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$8,712	$25,341	$39,215	$ 1,237	$74,505

The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 2002.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)
	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	4.38%	6.86%	6.53%	8.02%	6.42%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2002. Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2002, 2001 and 2000, the Company sold no securities from the held-to-maturity portfolio. The weighted-average maturity of the held-to-maturity portfolio was 5.3 years and 6.4 years at December 31, 2002 and 2001, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS

(Dollars In Thousands)
	December 31,
	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 75,659	10	$ 74,026	10	$ 60,850	8	$ 46,818	7	$ 35,961	6
Real Estate - Commercial	97,683	12	79,337	11	70,129	10	66,273	10	58,420	11
Real Estate - Construction	10,754	1	8,036	1	5,063	1	4,505	1	3,406	1
Real Estate - Residential	295,265	36	259,883	34	265,325	36	252,660	39	238,425	44
Indirect Loans	317,706	39	315,046	42	314,871	42	257,068	39	178,969	33
Other Installment Loans to Individuals	14,225	2	18,796	2	19,531	3	28,496	4	30,945	5
Total Loans	811,292	100	755,124	100	735,769	100	655,820	100	546,126	100
Allowance for Loan Losses	(11,193)		(9,720)		(8,727)		7,784)		(6,742)
Total Loans, Net	$800,099		$745,404		$727,042		$648,036		$539,384

Indirect Loans: At year-end 2002, indirect loans remained the largest segment of the loan portfolio. Indirect loans are almost entirely auto vehicle acquisition loans to consumers financed through local dealerships where, by prior arrangement, the Company acquires the dealer paper. In the years prior to 2001, the Company experienced strong growth in these loans. Throughout 2001 and 2002, however, this sector of the portfolio remained flat, and the balance at year-end 2002 was essentially unchanged from December 31, 2000. As a percentage of total loans, indirect loans fell from 42% at December 31, 2001 to 39% at the end of 2002. During 2002, normal amortization and prepayments offset new originations of indirect loans, as each amounted to approximately $150 million, or 48% of the outstanding balances. Prepayments accelerated in the fall of 2001 and continued at a pace exceeding historical levels throughout 2002 as manufacturers offered attractive financing alternatives. During 2000 and 1999, indirect loans increased significantly, both in total and as a percentage of the loan portfolio. In 2000, these loans increased $57.8 million, or 22.5%, and in 1999, these loans increased $78 million, or 43.6%.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment at year-end 2002, at 36% of total loans. Residential real estate loans increased $35 million during the year as originations of $95 million were offset by normal amortization, refinancings and prepayments. During 2001 residential real estate loans decreased $5.5 million, or 2.1%, from the prior year-end. Originations exceeded repayments by approximately $25 million, but the portfolio amount declined due to the $30 million in loan securitizations cited earlier in this report. In effect, the securitized loans were not sold but merely transferred to the Company's securities available-for-sale portfolio. In 2000, residential real estate loans increased $12.7 million, or 5.0% and in 1999, this segment increased by $14 million, or 6.0%.

Commercial and Commercial Real Estate Loans: In 2002, for the fourth year in a row, the Company experienced significant growth in commercial and commercial real estate loans outstanding. At December 31, 2002 these loans had increased by $20.0 million, or 13.0%, over year-end 2001 levels, and represented 22% of total loans outstanding, increasing from 21% at year-end 2001. During 2001, commercial and commercial real estate loans increased by $22.4 million, or 17.1%. In 2000 and 1999, respectively, these loans increased by $17.9 million and $18.7 million, representing increases of 15% and 19.8%, respectively.

The following table indicates the changing mix in the Company's loan portfolio by presenting the quarterly average balances for the Company's significant loan products for the past five quarters. The ensuing tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Commercial and Commercial Real Estate	$170,465	$168,204	$162,611	$154,732	$151,742
Residential Real Estate	247,642	235,248	227,530	219,264	210,656
Home Equity	30,379	29,468	28,701	28,709	29,013
Indirect Consumer Loans	314,655	308,681	307,486	312,912	321,265
Other Consumer Loans	37,287	37,441	38,781	40,457	41,592
Total Loans	$800,428	$779,042	$765,109	$756,074	$754,268

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Commercial and Commercial Real Estate	21.3%	21.6%	21.3%	20.4%	20.1%
Residential Real Estate	30.9	30.2	29.7	29.0	27.9
Home Equity	3.8	3.8	3.8	3.8	3.8
Indirect Consumer Loans	39.3	39.6	40.1	41.4	42.6
Direct Consumer Loans	4.7	4.8	5.1	5.4	5.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Commercial and Commercial Real Estate	7.21%	7.24%	7.26%	7.42%	7.99%
Residential Real Estate	7.04	7.16	7.29	7.46	7.43
Home Equity	5.76	6.02	6.19	6.43	7.29
Indirect Consumer Loans	7.20	7.48	7.70	7.81	7.96
Direct Consumer Loans	8.69	8.99	8.88	8.92	9.07
Total Loans	7.16	7.35	7.49	7.64	7.85

In general, management expects the Company's yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates. There is a time lag, however, between the Federal Reserve's changes in prevailing rates and the impact of those changes on the Company's loan portfolio. As discussed above in this Report in the section entitled "Changes in Net Interest Income Due to Rate," prevailing interest rates, after increasing steadily throughout 2000, decreased steadily in 2001 and 2002 in response to the Federal Reserve Board's sizable rate-cutting actions during all four quarters of 2001 and in November 2002. The yield on the Company's loan portfolio has been and will continue to be affected by these rate changes, although the decrease in average yields on loans and other earning assets has lagged behind the decrease in average rates paid on deposits. Loan yields began to fall over the second half of 2001 and in all quarters of 2002. Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 2002. For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms. Demand loans and overdrafts are included in the "Within 1 Year" maturity category. All of the real estate - construction loans are for single family houses where the Company has made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$23,493	$33,578	$18,588	$75,659
Real Estate - Construction	50	1,631	9,073	10,754
Total	$23,543	$35,209	$27,661	$86,413

Fixed Interest Rates	$ 7,261	$27,197	$12,262	$46,720
Variable Interest Rates	16,282	8,012	15,399	39,693
Total	$23,543	$35,209	$27,661	$86,413

COMMITMENTS AND LINES OF CREDIT

Letters of credit represent extensions of credit granted in the normal course of business which are not reflected in the financial statements because the commitments were not funded at period-end. As of December 31, 2002, the total contingent liability for standby letters of credit amounted to $2.1 million. In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time. Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2002, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $128.6 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain. Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due. Open-end credits and residential real estate loans should be charged-off no later than when 180 days past due. Commercial loans are evaluated for charge-off on a loan-by-loan basis. There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2002.

Loans past due 90 days or more and still accruing interest, as identified in the table presented earlier in Part II, Item 7.B.II., labeled "SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES," are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

SFAS No. 114 requires that all impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250,000, and to all restructured loans. Allowances for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method for impaired loans on a loan by loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

At December 31, 2002 one commercial loan was considered impaired under SFAS No. 114 with a recorded investment of $319 thousand, an allowance for loan losses of $160 thousand and a net carrying amount of $159 thousand. This loan was included in nonaccrual loans in the schedule of nonperforming loans.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001. The decrease was primarily attributable to one $749 thousand commercial loan designated nonperforming at year-end 2001, which was paid-off by the borrower during December 2002. Total nonperforming loans at year-end 2002 represented .32% of period-end loans, a decrease from .46% at year-end 2001. The ratio of nonperforming loans to average loans for the Company's peer group at September 30, 2002 was .77%, or 140.6% higher than the Company's ratio at December 31, 2002.

During 2002 income recognized on year-end balances of nonaccrual loans was $110 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $215 thousand.

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

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000. The increase was attributable to the two impaired commercial loans described in the preceding paragraph, which were placed on nonaccrual status during the fourth quarter of 2001. The allowance for loan losses, at December 31, 2001, included specific impairment allowances of $800 thousand for these two loans. Total nonperforming loans at year-end 2001 represented .46% of period-end loans, an increase from .28% at year-end 2000. The ratio of nonperforming loans to average loans for the Company's peer group at September 30, 2001 was .79%, or 71.7% higher than the Company's ratio at December 31, 2001.

During 2001 income recognized on year-end balances of nonaccrual loans was $189 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $258 thousand.

At December 31, 2000, nonaccrual loans amounted to $1.8 million, a decrease of $33 thousand from December 31, 1999. Loans past due 90 or more days and still accruing interest amounted to $298 thousand at December 31, 2000, a decrease of $9 thousand from December 31, 1999. Total nonperforming loans at year-end 2000 represented .28% of period-end loans, a decrease from .32% at year-end 1999.

During 2000 income recognized on year-end balances of nonaccrual loans was $75 thousand. Income that would have been recognized during that period on nonaccrual loans if all such had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $176 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to commercial loans that are either past due or fully performing loans which may exhibit certain characteristics that could reflect a potential weakness. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due. Because of this approach toward placing commercial loans on nonaccrual status, the Company normally does not identify any significant number of potential problem loans in its portfolio that do not otherwise meet one of the classifications discussed above (e.g., nonaccrual, troubled debt restructurings). At year-end 2002, the Company had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem. A portion of this commercial credit, totaling $319 thousand, had been placed on nonaccrual status, while the remaining amount of the credit, totaling $2.0 million, was identified as a potential problem loan, but continues to accrue interest. This same loan was identified as a potential problem loan at December 31, 2001, when the amount of the loan on nonaccrual status was $850 thousand. The balance was reduced during 2002 by cash payments from the borrower.

Late in the first quarter of 2003, a commercial borrower announced plans to discontinue its principal and, potentially, all aspects of its business operation. The borrower is currently indebted to the Company's lead bank in the aggregate amount of $2.322 million through three separate loans. Two loans totaling $1.831 million are essentially fully collateralized by high grade, liquid, marketable securities. These two loans are further collateralized by a blanket lien on equipment and various other assets. A third loan with a current balance of $491 thousand is secured by commercial real estate having an estimated market value significantly in excess of the loan balance. All loans contain cross-collateralization provisions. There are no commitments to extend additional credit to the borrower. Consequently, the Company believes that its risk of credit loss to this borrower, at this time, is very limited. The Company is closely monitoring the matter and is in regular communication with management of the borrower.

The balance of other non-current loans to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.7 million at December 31, 2002 and represented 0.71% of loans outstanding at that date, as compared to approximately $5.3 million, or 0.70% of loans at December 31, 2001. These non-current loans were composed of approximately $4.7 million of consumer loans, principally indirect motor vehicle loans, $649 thousand of residential real estate loans and commercial loans of $392 thousand.

The overall level of the Company's performing loans which demonstrate characteristics of potential weakness from time to time is for the most part dependent on economic conditions in northeastern New York State. In general, the economy in the Company's geographic market area was relatively strong in the 1997-2000 period. As the country slid into a mild recession in 2001 and continued throughout 2002, the economic downturn was not as severe in northeastern New York State. In the "Capital District" in and around Albany and in the area north of the Capital District, which are the Company's principal service areas, unemployment remained below the national average. The unemployment rate has been at or above the national average in Essex County, near the Canadian border, during 2002.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified. There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section II.a. of this report. For further discussion, see Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this report.

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other real estate owned (OREO) consists of real property acquired in foreclosure. OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost. The Company establishes allowances for OREO losses. The allowances are established and monitored on a property by property basis and reflect management's ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost). For all periods, all OREO was held for sale. Repossessed assets consist almost entirely of automobiles.

DISTRIBUTION OF OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

(Net of Allowance) (In Thousands)
	December 31,
	2002	2001	2000	1999	1998
Single Family 1 - 4 Units	$ 51	$ 294	$ 425	$ 586	$ 540
Commercial Real Estate	---	---	---	---	86
Construction	---	---	---	---	1
Other Real Estate Owned, Net	51	294	425	586	627
Repossessed Assets	143	66	150	62	38
Total Other Real Estate Owned and Repossessed Assets	$194	$360	$575	$648	$665

The following table summarizes changes in the net carrying amount of other real estate owned for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2002	2001	2000	1999	1998
Balance at Beginning of Year	$ 294	$ 425	$ 586	$ 627	$ 315
Properties Acquired Through Foreclosure	114	222	554	592	679
Writedown of Properties Previously Foreclosed	---	(6)	---	(24)	---
Sales	(357)	(347)	(715)	(609)	(367)
Balance at End of Year	$ 51	$ 294	$ 425	$ 586	$ 627

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)
	2002	2001	2000	1999	1998
Balance at Beginning of Year	$ 6	$---	$ 24	$ 59	$ 65
Writedowns of Properties Previously Foreclosed	---	6	---	24	---
Charge-Offs	(6)	---	(24)	(59)	(6)
Balance at End of Year	$ ---	$ 6	$ ---	$ 24	$ 59

During 2002, the Company acquired two properties totaling $114 thousand through foreclosure. Also during the year, the Company sold seven properties with a carrying amount of $317 thousand for a net gain of $40 thousand. The Company received other payments on foreclosed properties of $41 thousand.

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

Through the provision for loan losses, an allowance (reserve) is maintained for probable loan losses. Actual loan losses are charged against this allowance when they are identified. In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality. The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook and financial condition and prospects.

In addition to conclusions regarding the adequacy of the allowance, the provision for loan losses is influenced by the total size of the loan portfolio, the level of nonperforming loans, by the level of loans actually charged-off against the allowance during prior periods and the change in the mix of loan categories within the loan portfolio.

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

On a quarterly basis, management risk-classifies delinquent or problem loans in the commercial, commercial real estate and real estate construction portfolios as special mention, substandard, doubtful or loss. Reserves are assigned to all loans by either a specific allocation, a risk-classified loss percentage or by a percentage applied to individual categories of loans.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2002	2001	2000	1999	1998
Commercial, Financial and Agricultural	$ 3,662	$2,922	$2,026	$1,696	$1,219
Real Estate-Commercial	916	731	507	276	505
Real Estate-Construction	---	---	---	---	---
Real Estate-Residential Mortgage	1,458	997	1,322	1,295	1,529
Installment Loans to Individuals	4,253	4,012	4,160	3,823	3,308
Unallocated	904	1,058	712	694	181
Total	$11,193	$9,720	$8,727	$7,784	$6,742

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2002	2001	2000	1999	1998
Commercial, Financial and Agricultural	10%	10%	8%	7%	6%
Real Estate-Commercial	12	11	10	10	11
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	36	34	36	39	44
Installment Loans to Individuals	41	44	45	43	38
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2002		2001		2000
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$132,208	--%	$122,618	--%	$114,062	--%
Interest-Bearing Demand Deposits	282,365	1.57	209,719	2.09	189,667	2.86
Regular and Money Market Savings	230,039	1.38	198,573	2.39	188,303	2.80
Time Deposits of $100,000 or More	81,770	2.77	135,982	4.57	149,834	6.01
Other Time Deposits	201,253	3.75	198,745	5.07	203,116	5.38
Total Deposits	$927,635	1.88	$865,637	2.93	$844,982	3.62

During 2002, average deposit balances increased by $62.0 million, or 7.2%, from 2001. The increase in deposit balances during 2002 was generated by the Company's pre-existing branch network, although the Company did open a second branch in Saratoga Springs at the beginning of the year. No other branches were added or acquired in 2002.

Average deposit balances increased $20.7 million, or 2.4%, from 2000 to 2001. Deposit growth originated from the Company's existing branch network. No branches were acquired or added in 2001.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)
	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Demand Deposits	$135,915	$138,336	$129,844	$124,543	$127,021
Interest-Bearing Demand Deposits	313,517	273,069	287,832	254,496	242,948
Regular and Money Market Savings	254,415	236,890	217,526	210,767	204,514
Time Deposits of $100,000 or More	64,158	71,257	93,760	98,382	118,678
Other Time Deposits	203,139	206,136	198,910	196,718	199,234
Total Deposits	$971,144	$925,688	$927,872	$884,906	$892,395

The Company typically experiences seasonally high balances in the first and last quarters of the year due to the cyclicality of municipal deposits which typically are included in time deposits of $100,000 or more. In comparing average deposits for the fourth quarters of 2002 and 2001, balances increased $78.7 million, or 8.8%. All categories of non-maturity deposits increased between the two comparative quarters. As is typical in falling rate environments, many depositors placed maturing time deposits in non-maturity deposits during the third and fourth quarters of 2001 and into 2002 as well, presumably as a temporary investment until rates start to rise again. This was also true for the Company's municipal depositors who also maintained high balances in NOW accounts at both year-end 2001 and 2002. The most significant change in deposit mix in 2002 was the substantial decrease in time deposits of $100,000 or more, both as a percentage of the portfolio and in absolute terms. The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Demand Deposits	14.0%	14.9%	14.0%	14.1%	14.2%
Interest-Bearing Demand Deposits	32.3	29.5	31.1	28.8	27.2
Regular and Money Market Savings	26.2	25.6	23.4	23.8	22.9
Time Deposits of $100,000 or More	6.6	7.7	10.1	11.1	13.3
Other Time Deposits	20.9	22.3	21.4	22.2	22.4
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2002	Sep 2002	Jun 2002	Mar 2002	Dec 2001
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.54	1.49	1.66	1.59	1.64
Regular and Money Market Savings	1.24	1.38	1.45	1.47	1.74
Time Deposits of $100,000 or More	2.75	2.87	2.76	2.73	3.15
Other Time Deposits	3.38	3.67	3.88	4.09	4.37
Total Deposits (Including Non-Interest-Bearing)	1.71	1.83	1.97	2.02	2.24

In general, rates paid by the Company on its various types of deposit accounts are influenced by the rates being offered or paid by its competitors, which themselves are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board. There typically is a time lag between the Federal Reserve's actions undertaken to influence rates and the actual repricing of deposit liabilities by the Company, but the lag is shorter in duration than the lag for loans and other earning assets. As a result of the eleven rate decreases in 2001 by the Federal Reserve Board and an additional decrease in November 2002, the Company experienced a decrease in the cost of deposits in each of the quarters in 2001 and 2002. The cost of deposits during the fourth quarter of 2002 was at its lowest point in many years.

If, as many believe, the economy will take several months or longer to recover, the Company may continue to experience downward pressures on its net interest spread and net interest margin.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2002 are presented below. (In Thousands)

Maturing in:
Under Three Months	$ 23,616
Three to Six Months	5,222
Six to Twelve Months	9,791
2004	13,039
2005	1,323
2006	1,291
2007 and Beyond	5,813
Total	$ 60,095

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $56.6 million at December 31, 2002. There were no advances under either line at December 31, 2002. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.

In addition, the Company has in place modest borrowing facilities from correspondent banks and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding. Also, the Company's lead bank has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" advances. At December 31, 2002, the amount available under this facility was $123.2 million. There were no advances outstanding at December 31, 2002. The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of cash flows from the Company's investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in its portfolio, the Company's stable core deposit base and its significant borrowing capacity, the Company believes that liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $101.4 million at December 31, 2002, an increase of $9.9 million, or 10.8%, from the prior year-end. The increase in shareholders' equity during 2002 primarily reflected $11.4 million of retained earnings and an increase of $2.3 million related to net unrealized gains and losses, net of tax, on securities available-for-sale, partially offset by $5.2 million of periodic repurchases of the Company's common stock.

In December 1999, the Company, through a newly-formed subsidiary business trust, privately placed $5 million in capital securities with several institutional investors. The securities, which are listed as "Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures" in the Company's consolidated balance sheet as of December 31, 2002, have certain features that make them an alternative funding vehicle and the proceeds qualify as regulatory capital under the capital adequacy guidelines discussed below.

The maintenance of appropriate capital levels is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. The Company's principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are the so-called risk-based capital measures. Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%. For the Company, Tier 1 capital is comprised of shareholders' equity and capital securities issued by the Company's subsidiary, a statutory business trust (see Note 12 to the consolidated financial statements) less intangible assets. Total capital, for this risk-based capital standard, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of the Company's allowance for loan losses.

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

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 2002:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	11.6%	12.2%	9.3%
Total Risk-Based Capital Ratio	12.8	13.4	12.8
Tier 1 Leverage Ratio	7.3	7.3	8.3

At December 31, 2002, the Company and both of its subsidiary banks exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I.1.C. of this report).

The principal source of funds for the payment of shareholder dividends by the Company has been dividends declared and paid to the Company by its bank subsidiaries. There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its subsidiaries as well as the payment of dividends by the Company to its shareholders. As of December 31, 2002, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the Company, without special regulatory approval, was approximately $23.7 million. The ability of the Company and the banks to pay dividends in the future is and will to continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II.5. "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

F. FOURTH QUARTER RESULTS

The Company reported net income of $4.8 million for the fourth quarter of 2002, an increase of $415 thousand, or 9.5%, from the fourth quarter of 2001. Diluted earnings per common share for the fourth quarter of 2002 was $.59, a $.06 increase, or 11.3%, over the $.53 amount for the fourth quarter of 2001. The increase in earnings was primarily attributable to a $145 thousand increase in net interest income, a $324 thousand reduction in the provision for loan losses, $173 thousand from a recovery related to the Company's former Vermont operations and the discontinuance of goodwill amortization in 2002 (versus $227 thousand of amortization expense in the 2001 quarter). The factors contributing to the quarter-to-quarter increase in net income and changes in financial condition are included with the discussion of the year-to-year changes in this report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)
	For the Quarter Ended December 31,
	2002	2001
Interest and Dividend Income	$18,923	$19,360
Interest Expense	6,269	6,851
Net Interest Income	12,654	12,509
Provision for Loan Losses	443	767
Net Interest Income after Provision for Loan Losses	12,211	11,742
Other Income	2,924	2,624
Other Expense [1]	8,105	8,057
Income Before Provision for Income Taxes	7,030	6,309
Provision for Income Taxes	2,254	1,948
Net Income	$ 4,776	$ 4,361

SHARE AND PER SHARE DATA: [2]
Weighted Average Number of Shares Outstanding:
Basic	7,929	8,003
Diluted	8,118	8,192
Basic Earnings Per Common Share	$ .60	$ .54
Diluted Earnings Per Common Share	.59	.53
Cash Dividends Per Common Share	.25	.22

AVERAGE BALANCES:
Assets	$1,287,493	$1,155,623
Earning Assets	1,228,619	1,100,543
Loans	800,428	754,268
Deposits	971,144	892,395
Shareholders' Equity	100,645	92,016

SELECTED RATIOS (Annualized):
Return on Average Assets	1.47%	1.50%
Return on Average Equity	18.83%	18.80%
Net Interest Margin [3]	4.26%	4.70%

Net Charge-offs to Average Loans	.13%	.15%
Provision for Loan Losses to Average Loans	.22%	.40%

1 Amortization of goodwill was discontinued effective January 1, 2002 upon the third quarter adoption of SFAS No. 147.

2 Share and Per Share amounts have been restated for the November 2002 five percent stock dividend.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date. However, due to the low level of interest rates at December 31, 2002, the downward shift was calculated using a 100 basis point shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. Applying the simulation model analysis as of December 31, 2002, a 200 basis point increase in interest rates demonstrated a 1.77% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.46% increase in net interest income. These amounts were within the Company's ALCO policy limits. Basically, the inverse relationship between changes in prevailing rates and net interest income reflects the fact that the Company's liabilities and sources of funds generally reprice more quickly than its earning assets.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. As noted elsewhere in this Report, the Federal Reserve Board took certain actions throughout 2001 and again at the end of 2002 to decrease prevailing short-term interest rates, after a 12-18 month period of increasing interest rates. Management believes it likely that rates will begin to rise later in 2003 and in 2004. Management believes that an extended period of flat interest rates will continue to have a negative impact on net interest margin as asset repricing continues downward while deposit repricing abates, and that an increase in prevailing interest rates will have a short-term negative impact on net interest margin and net interest income as well. Management is not able to predict with certainty what the magnitude of these effects would be.

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

Item 8: Financial Statements and Supplementary Data

The following audited financial statements and supplementary data are submitted herewith:

Report of Management

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Supplementary Data: (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2002 and 2001

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

Chief Executive Officer Treasurer and

Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW FINANCIAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

January 21, 2003

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	December 31,
	2002	2001
ASSETS
Cash and Due from Banks	$ 29,141	$ 27,944
Federal Funds Sold	3,000	14,000
Cash and Cash Equivalents	32,141	41,944

Securities Available-for-Sale	326,661	251,694
Securities Held-to-Maturity (Approximate Fair
Value of $79,476 in 2002 and $75,786 in 2001)	74,505	74,956

Loans	811,292	755,124
Allowance for Loan Losses	(11,193)	(9,720)
Net Loans	800,099	745,404

Premises and Equipment, Net	13,715	13,095
Other Real Estate and Repossessed Assets, Net	194	360
Goodwill	9,297	9,297
Other Intangible Assets, Net	418	641
Other Assets	14,391	13,616
Total Assets	$1,271,421	$1,151,007

LIABILITIES
Deposits:
Demand	$ 133,644	$ 124,777
Regular Savings, N.O.W. & Money Market Deposit Accounts	565,545	457,171
Time Deposits of $100,000 or More	60,095	109,023
Other Time Deposits	198,723	194,527
Total Deposits	958,007	885,498
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	44,078	32,310
Other Short-Term Borrowings	4,420	5,335
Federal Home Loan Bank Advances	145,000	115,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	13,514	16,360
Total Liabilities	1,170,019	1,059,503

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (10,468,895 Shares Issued at December 31, 2002 and 9,970,376 Shares Issued at December 31, 2001)	10,469	9,970
Surplus	115,110	99,459
Undivided Profits	13,611	17,268
Unallocated ESOP Shares (97,212 Shares in 2002
and 98,478 Shares in 2001)	(1,822)	(1,941)
Accumulated Other Comprehensive Income	3,253	1,562
Treasury Stock, at Cost (2,440,090 Shares at December 31,
2002 and 2,239,451 Shares at December 31, 2001)	(39,219)	(34,814)
Total Shareholders' Equity	101,402	91,504
Total Liabilities and Shareholders' Equity	$1,271,421	$1,151,007

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2002	2001	2000
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$57,052	$60,226	$57,058
Interest on Federal Funds Sold	308	760	317
Interest and Dividends on Securities Available-for-Sale	14,479	14,216	15,408
Interest on Securities Held-to-Maturity	3,306	3,155	2,841
Total Interest and Dividend Income	75,145	78,357	75,624

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,269	6,216	9,008
Other Deposits	15,144	19,190	21,616
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	516	1,034	1,460
Other Short-Term Borrowings	46	124	218
Federal Home Loan Bank Advances	6,656	6,133	4,591
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	475	475	475
Total Interest Expense	25,106	33,172	37,368
NET INTEREST INCOME	50,039	45,185	38,256
Provision for Loan Losses	2,288	2,289	1,471
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	47,751	42,896	36,785

OTHER INCOME
Income from Fiduciary Activities	3,863	4,059	3,681
Fees for Other Services to Customers	6,189	5,302	5,222
Net Gains (Losses) on Securities Transactions	100	195	(595)
Net Gain on Sale of Credit Card Portfolio	---	---	825
Other Operating Income	1,161	963	1,056
Total Other Income	11,313	10,519	10,189

OTHER EXPENSE
Salaries and Employee Benefits	18,858	17,233	15,592
Occupancy Expense of Premises, Net	2,330	2,248	1,978
Furniture and Equipment Expense	2,440	2,462	2,466
Other Operating Expense	7,769	8,601	7,546
Total Other Expense	31,397	30,544	27,582

INCOME BEFORE PROVISION FOR INCOME TAXES	27,667	22,871	19,392
Provision for Income Taxes	8,773	7,055	5,711
NET INCOME	$18,894	$15,816	$13,681

Average Shares Outstanding:
Basic	7,974	8,013	8,025
Diluted	8,156	8,153	8,091

Earnings Per Common Share:
Basic	$ 2.37	$ 1.97	$ 1.70
Diluted	2.32	1.94	1.69

All share and per share amounts have been adjusted for the 2002 five percent stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts)
Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	Income	Treasury
Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total

Balance at December 31, 1999	9,495,596	$9,496	$85,480	$14,052	$(2,173)	$(4,270)	$(30,298)	$72,287
Comprehensive Income, Net of Tax:
Net Income	---	---	---	13,681	---	---	---	13,681
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $4)	---	---	---	---	---	2	---	2
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,313)	---	---	---	---	---	3,734	---	3,734
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $595)	---	---	---	---	---	356	---	356
Other Comprehensive Income								4,092
Comprehensive Income								17,773

Cash Dividends Declared,
$.73 per Share	---	---	---	(5,813)	---	---	---	(5,813)
Stock Options Exercised (9,546 Shares)	---	---	(12)	---	---	---	71	59
Shares Issued Under the Directors' Stock Plan (2,036 Shares)	---	---	14	---	---	---	18	32
Shares Issued Under the Employee Stock Purchase Plan (12,650 Shares)	---	---	70	---	---	---	108	178
Tax Benefit for Disposition of Stock Options	---	---	3	---	---	---	---	3
Purchase of Treasury Stock
(196,650 Shares)	---	---	---	---	---	---	(3,529)	(3,529)
Acquisition of Common Stock by ESOP (24,500 Shares)	---	---	---	---	(464)	---	---	(464)
Allocation of ESOP Stock
(13,442 Shares)	---	---	(24)	---	279	---	---	255
Balance at December 31, 2000	9,495,596	$9,496	$85,531	$21,920	$(2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	15,816	---	---	---	15,816
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $50)	---	---	---	---	---	(31)	---	(31)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,139)	---	---	---	---	---	1,886	---	1,886
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $195)	---	---	---	---	---	(115)	---	(115)
Other Comprehensive Income								1,740
Comprehensive Income								17,556

5% Stock Dividend	474,780	474	13,375	(13,849)	---	---	---	---
Cash Dividends Declared,
$.83 per Share	---	---	---	(6,619)	---	---	---	(6,619)
Stock Options Exercised (43,738 Shares)	---	---	122	---	---	---	424	546
Shares Issued Under the Directors' Stock Plan (1,313 Shares)	---	---	23	---	---	---	13	36
Shares Issued Under the Employee Stock Purchase Plan (25,854 Shares)	---	---	285	---	---	---	246	531
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Purchase of Treasury Stock
(69,446 Shares)	---	---	---	---	---	---	(1,867)	(1,867)
Acquisition of Common Stock by ESOP (6,100 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock
(25,873 Shares)	---	---	86	---	522	---	---	608
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

Accumulated
				Unallo-	Other Com-
Common				cated	prehensive
Shares	Common		Undivided	ESOP	Income	Treasury
Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,894	---	---	---	18,894
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $1,027)	---	---	---	---	---	(617)	---	(617)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,938)	---	---	---	---	---	2,368	---	2,368
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $100)	---	---	---	---	---	(60)	---	(60)
Other Comprehensive Income								1,691
Comprehensive Income								20,585

5% Stock Dividend	498,519	499	14,516	(15,015)	---	---	---	---
Cash Dividends Declared,
$.95 per Share	---	---	---	(7,536)	---	---	---	(7,536)
Stock Options Exercised (67,670 Shares)	---	---	460	---	---	---	612	1,072
Shares Issued Under the Directors' Stock Plan (1,088 Shares)	---	---	23	---	---	---	10	33
Shares Issued Under the Employee Stock Purchase Plan (20,991 Shares)	---	---	353	---	---	---	194	547
Tax Benefit for Disposition of Stock Options	---	---	237	---	---	---	---	237
Purchase of Treasury Stock
(174,238 Shares)	---	---	---	---	---	---	(5,221)	(5,221)
Allocation of ESOP Stock
(5,895 Shares)	---	---	62	---	119	---	---	181
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402

Per share amounts have been adjusted for the 2002 five percent stock dividend.

Included in the shares issued for the stock dividend in 2002 were treasury shares of 116,150 and unallocated ESOP shares of 4,629.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)
	Years Ended December 31,
Operating Activities:	2002	2001	2000
Net Income	$ 18,894	$ 15,816	$ 13,681
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	2,288	2,289	1,471
Provision for Other Real Estate Owned Losses	---	6	---
Depreciation and Amortization	3,145	2,758	2,495
Compensation Expense for Allocated ESOP Shares	181	608	255
Gains on the Sale of Securities Available-for-Sale	(178)	(206)	(20)
Losses on the Sale of Securities Available-for-Sale	78	11	615
Loans Originated and Held-for-Sale	(7,845)	(4,910)	(2,052)
Proceeds from the Sale of Loans Held-for-Sale	7,946	4,938	2,064
Net Gain on Sale of Credit Card Portfolio	---	---	(825)
Net Gains on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(5)	(132)	(60)
Tax Benefit for Disposition of Stock Options	237	37	3
Deferred Income Tax Expense (Benefit)	528	(448)	158
Shares Issued Under the Directors' Stock Plan	33	36	32
Decrease (Increase) in Interest Receivable	(143)	698	(1,134)
Increase (Decrease) in Interest Payable	(405)	(985)	518
Decrease (Increase) in Other Assets	(2,626)	(890)	315
Increase (Decrease) in Other Liabilities	(3,166)	3,594	463
Net Cash Provided By Operating Activities	18,962	23,220	17,979

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	40,803	13,653	46,537
Proceeds from the Maturities and Calls of Securities Available-for-Sale	91,287	90,128	33,885
Purchases of Securities Available-for-Sale	(205,007)	(93,562)	(75,103)
Proceeds from the Maturities of Securities Held-to-Maturity	1,259	3,461	1,859
Purchases of Securities Held-to-Maturity	(886)	(17,882)	(7,006)
Proceeds from Sale of Credit Card Portfolio	---	---	7,397
Net Increase in Loans	(58,227)	(51,141)	(87,060)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	1,373	455	788
Purchase of Premises and Equipment	(1,591)	(1,807)	(1,772)
Net Cash Used In Investing Activities	(130,989)	(56,695)	(80,475)

Financing Activities:
Net Increase in Deposits	72,509	26,573	63,728
Net Increase (Decrease) in Short-Term Borrowings	10,853	(52)	14,376
Proceeds from Federal Home Loan Bank Advances	30,000	62,500	52,500
Repayments of Federal Home Loan Bank Advances	---	(32,700)	(60,000)
Purchase of Treasury Stock	(5,221)	(1,867)	(3,529)
Exercise of Stock Options and Shares Issued to Employees' Stock Purchase Plan	1,619	1,077	237
Acquisition of Common Stock by ESOP	---	(105)	(464)
Cash Dividends Paid	(7,536)	(6,619)	(5,813)
Net Cash Provided By Financing Activities	102,224	48,807	61,035
Net (Decrease) Increase in Cash and Cash Equivalents	(9,803)	15,332	(1,461)
Cash and Cash Equivalents at Beginning of Year	41,944	26,612	28,073
Cash and Cash Equivalents at End of Year	$ 32,141	$ 41,944	$ 26,612

Supplemental Information:
Interest Paid	$25,511	$34,157	$36,850
Income Taxes Paid	12,858	4,051	4,997
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,244	1,181	1,330
Loans Securitized and Transferred to Securities Available-for-Sale	---	30,223	---

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands, Except Per Share Amounts)

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

Principles of Consolidation - The financial statements of the Company and its wholly owned subsidiaries are consolidated and all material intercompany transactions have been eliminated. In the "Parent Company Only" financial statements in Note 25, the investment in wholly owned subsidiaries is carried under the equity method of accounting. When necessary, prior years' consolidated financial statements have been reclassified to conform with the current financial statement presentation.

Cash and Cash Equivalents - Cash and cash equivalents in the Consolidated Statements of Cash Flows include the following items: cash at branches, due from bank balances, cash items in the process of collection and federal funds sold.

Securities - Management determines the appropriate classification of securities at the time of purchase. Securities reported as held-to-maturity are those debt securities which the Company has both the positive intent and ability to hold to maturity and are stated at amortized cost. Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes. Realized gains and losses are based upon the amortized cost of the specific security sold. Any unrealized losses on securities which reflect a decline in value which is other than temporary are charged to income. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest rate method.

Loans and Allowance for Loan Losses - Interest income on loans is accrued and credited to income based upon the principal amount outstanding. Loan fees and costs directly associated with loan originations, where material, are deferred and amortized as an adjustment to yield over the lives of the loans originated.

Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally 90 days) or a judgment by management that the full repayment of principal and interest is unlikely.

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

The Company accounts for impaired loans under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses. The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114. Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5. Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated costs to sell. For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate. The Company determines the interest income recognition method on a loan-by-loan basis. Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

Other Real Estate Owned and Repossessed Assets - Real estate acquired by foreclosure and assets acquired by repossession are recorded at the lower of the recorded investment in the loan or the fair value of the property less estimated costs to sell. Subsequent declines in fair value, after transfer to other real estate owned and repossessed assets, are recognized through a valuation allowance. Such declines in fair value along with related operating expenses to administer such properties or assets are charged directly to operating expense.

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

Income Taxes - The Company accounts for income taxes under the asset and liability method required by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. The Company's policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets - The Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," during the quarter ended September 30, 2002. SFAS No. 147 affects the accounting for an unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Under SFAS No. 147, if such a transaction met the criteria for a business combination, the carrying amount of the unidentifiable intangible asset is reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for the Company was January 1, 2002. The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset, and for which separate accounting records have been maintained, should be accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill. The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but which must be evaluated annually for impairment. Prior to the adoption of SFAS No. 147, effective January 1, 2002, the Company's unidentifiable intangible asset was being amortized over 15 years on a straight-line basis.

Management concluded that the acquisition of branches that gave rise to the unidentifiable intangible asset was a business combination under SFAS No. 147, and therefore ceased amortizing the reclassified goodwill retroactive to January 1, 2002. The carrying amount of the unidentifiable intangible asset related to the branch acquisitions and reclassified as goodwill was $9,297 as of January 1, 2002.

The carrying amounts of recognized intangible assets that meet the recognition criteria of SFAS No. 141 and for which separate accounting records have been maintained, primarily core deposit intangibles, have been included in the consolidated balance sheet as Other Intangible Assets, Net. Core deposit intangibles are being amortized on a straight-line basis over a period of 15 years.

SFAS No. 147 required the Company to complete, by December 31, 2002, the transitional impairment testing for the reclassified goodwill as of January 1, 2002, under the guidance provided in SFAS No. 142. Based on the transitional impairment test performed by management, the reclassified goodwill was not impaired as of January 1, 2002.

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Plans - The Company has two stock-based compensation plans, which are described more fully in Notes 17 and 18. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income (other than for certain stock appreciation rights granted in 1992 and earlier, all of which have been exercised as of December 31, 2002), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share. See also Note 14.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
Net Income, as Reported	$18,894	$15,816	13,681
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	349	345	307
Pro Forma Net Income	$18,545	$15,471	$13,374
Earnings per Share:
Basic - as Reported	$2.37	$1.97	$1.70
Basic - Pro Forma	2.33	1.93	1.67
Diluted - as Reported	2.32	1.94	1.69
Diluted - Pro Forma	2.28	1.90	1.65

The weighted-average fair value of options granted during 2002, 2001 and 2000 was $7.61, $6.32 and $3.56, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yields of 3.24%, 3.30% and 4.00%; expected volatility of 27.5%, 25.4% and 23.1%; risk free interest rates of 3.13%, 4.50% and 5.43%; and expected lives of 7.0 years for each year. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future years. As reported in Note 17, the Company sponsors an Employee Stock Purchase Plan (ESPP) with a 15% discount. Under SFAS No. 123, the ESPP is considered compensatory and the entire discount is considered to be compensation expense in the pro forma disclosures.

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable. The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24. As of December 31, 2002 and 2001, and during 2002, 2001 and 2000, the Company had no derivative instruments within the meaning of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

Trust Assets and Fiduciary Income - Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these assets are not assets of the Company. Income from fiduciary activities is reported on the accrual basis.

Segment Reporting - Management evaluates the operations of the Company based solely on one business segment - commercial banking, which constitutes the Company's only segment for financial reporting purposes. The Company operates primarily in northern New York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.

Management's Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains appraisals for properties. The allowance for loan losses is management's best estimate of probable loan losses incurred as of the balance sheet date. While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

NOTE 2: CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The total amount of the required reserve at December 31, 2002 and 2001 was approximately $13,085 and $11,459, respectively.

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

A summary of the amortized costs and the approximate fair values of securities at December 31, 2002 and 2001 is presented below:

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2002:
U.S. Treasury and Agency Obligations	$ 58,538	$ 59,319	$ 781	$ ---
State and Municipal Obligations	17,653	17,984	331	---
Collateralized Mortgage Obligations	96,183	96,460	672	395
Other Mortgage-Backed Securities	128,990	133,872	4,883	1
Corporate and Other Debt Securities	8,984	9,316	332	---
Mutual Funds and Equity Securities	9,729	9,710	4	23
Total Securities Available-for-Sale	$320,077	$326,661	$7,003	$ 419

December 31, 2001:
U.S. Treasury and Agency Obligations	$ 6,499	$ 6,754	$ 255	$ ---
State and Municipal Obligations	10,274	10,248	69	95
Collateralized Mortgage Obligations	77,320	77,500	548	368
Other Mortgage-Backed Securities	135,931	137,809	2,061	183
Corporate and Other Debt Securities	10,978	11,432	458	4
Mutual Funds and Equity Securities	7,946	7,951	20	15
Total Securities Available-for-Sale	$248,948	$251,694	$3,411	$ 665

Securities Held-to-Maturity:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2002:
State and Municipal Obligations	$74,505	$79,476	$ 4,972	$ 1

December 31, 2001:
State and Municipal Obligations	$74,956	$75,786	$ 1,367	$ 537

NOTE 3: SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2002 is presented below. Mutual funds and equity securities, which have no stated maturity, are included in the over 10 year category. Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives. Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 3,000	$ 3,021	$ ---	$ ---
State and Municipal Obligations	5,967	6,019	8,712	8,758
Collateralized Mortgage Obligations	10,212	10,242	---	---
Other Mortgage-Backed Securities	4,964	5,186	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	24,143	24,468	8,712	8,758

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	53,538	54,199	---	---
State and Municipal Obligations	10,183	10,379	25,341	27,376
Collateralized Mortgage Obligations	75,351	75,697	---	---
Other Mortgage-Backed Securities	111,181	115,574	---	---
Corporate and Other Debt Securities	5,989	6,321	---	---
Total	256,242	262,170	25,341	27,376

From 5 - 10 Years:
U.S. Treasury and Agency Obligations	2,000	2,099	---	---
State and Municipal Obligations	260	280	39,215	42,090
Collateralized Mortgage Obligations	10,620	10,521	---	---
Other Mortgage-Backed Securities	11,291	11,469	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	24,171	24,369	39,215	42,090

Over 10 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	1,243	1,306	1,237	1,252
Collateralized Mortgage Obligations	---	---	---	---
Other Mortgage-Backed Securities	1,554	1,643	---	---
Corporate and Other Debt Securities	2,995	2,995	---	---
Mutual Funds and Equity Securities	9,729	9,710	---	---
Total	15,521	15,654	1,237	1,252
Total Securities	$320,077	$326,661	$74,505	$79,746

The fair value of securities pledged to secure repurchase agreements amounted to $33,078 and $32,310 at December 31, 2002 and 2001, respectively. The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $278,364 and $254,193 at December 31, 2002 and 2001, respectively. Other mortgage-backed securities at December 31, 2002 and 2001 included $23,846 and $28,057, respectively, of loans securitized by the Company which it continues to service.

NOTE 4: LOANS (In Thousands)

Loans at December 31, 2002 and 2001 consisted of the following:
	2002	2001
Commercial, Financial and Agricultural	$ 75,659	$ 74,026
Real Estate - Commercial	97,683	79,337
Real Estate - Residential	295,265	259,883
Real Estate - Construction	10,754	8,036
Indirect Consumer Loans	317,706	315,046
Other Loans to Individuals	14,225	18,796
Total Loans	$811,292	$755,124

The carrying amount of net loans at December 31, 2002 and 2001 was $800,099 and $745,404, respectively. The estimated fair value of net loans at December 31, 2002 and 2001 was $824,827 and $764,179, respectively.

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. Fair value for nonperforming loans is generally based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Certain executive officers and directors, including their immediate families and organizations in which they are principals of the company or affiliates, have various loan, deposit and other transactions with the Company. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. The amount of such related party loans was $8,141 at December 31, 2002 and $10,080 at December 31, 2001. During 2002, the amount of new loans and renewals extended to such related parties was $1,808 and the total of loan repayments was $3,747.

The Company has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11). As of December 31, 2002, the amount of such pledged loans amounted to $173,189.

The Company designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management. The following table presents information concerning nonperforming loans at December 31:

	2002	2001	2000
Nonaccrual Loans	$2,471	$3,200	$1,757
Loans Past Due 90 or More Days and Still Accruing Interest	91	238	298
Restructured Loans	---	---	---
Total Nonperforming Loans	$2,562	$3,438	$2,055

The Company has no material commitments to make additional advances to borrowers with nonperforming loans. The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2002	2001	2000
Gross Interest That Would Have Been Earned Under Original Terms	$215	$258	$176
Interest Included in Income	110	189	75

NOTE 5: ALLOWANCE FOR LOAN LOSSES (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2002	2001	2000
Balance at Beginning of Year	$ 9,720	$8,727	$7,784
Provision for Loan Losses	2,288	2,289	1,471
Recoveries	306	345	329
Charge-Offs	(1,121)	(1,641)	(857)
Balance at End of Year	$11,193	$9,720	$8,727

The balance of impaired loans, within the scope of SFAS No. 114, was $319 and $1,599 at December 31, 2002 and 2001, respectively. The allowance for loan losses included $160 and $800 allocated to impaired loans at the same respective dates. The average recorded investment in impaired loans for 2002, 2001 and 2000 was $1,422, $166 and $0, respectively. For all years, no interest income was recorded on such loans during the period of impairment.

NOTE 6: PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2002 and 2001 is presented below:

	2002	2001
Land and Bank Premises	$ 17,037	$16,443
Equipment, Furniture and Fixtures	11,040	10,107
Leasehold Improvements	313	313
Total Cost	28,390	26,863
Accumulated Depreciation and Amortization	(14,675)	(13,768)
Net Premises and Equipment	$13,715	$13,095

Amounts charged to expense for depreciation and amortization totaled $956, $1,102 and $1,192 in 2002, 2001 and 2000, respectively.

NOTE 7: OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

Other real estate owned at December 31, 2002 and 2001 consisted entirely of one-to-four family residential real estate properties.

The following table summarizes changes in the net carrying amount of other real estate owned for the years ended December 31, 2002 and 2001:
	2002	2001
Balance at Beginning of Year	$294	$425
Properties Acquired Through Foreclosure	114	222
Writedown of Properties Previously Foreclosed	---	(6)
Sales	(357)	(347)
Balance at End of Year	$ 51	$294

The allowance for other real estate owned losses and changes in such allowance were not significant at December 31, 2002 or 2001, or during 2002, 2001 and 2000. Repossessed assets totaled $143 and $66 at December 31, 2002 and 2001, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS (In Thousands, Except Per Share Amounts)

The following table reconciles reported net income to adjusted net income, as if the provisions of SFAS No. 142 and 147 for non-amortization of goodwill had been in effect during the years ended December 31, 2001 and 2000. The goodwill is tax deductible and is shown net of tax in the table below:

	For the Year Ended
	2001	2000
Reported Net Income	$15,816	$13,681
Add Back: Goodwill Amortization, Net of Tax	540	540
Adjusted Net Income	$16,356	$14,221

Basic Earnings Per Share:
Reported Basic Earnings Per Share	$1.97	$1.70
Add Back: Goodwill Amortization, Net of Tax	.07	.07
Adjusted Basic Earnings Per Share	$2.04	$1.77

Diluted Earnings Per Share:
Reported Diluted Earnings Per Share	$1.94	$1.69
Add Back: Goodwill Amortization, Net of Tax	.07	.07
Adjusted Diluted Earnings Per Share	$2.01	$1.76

The following table presents information on the Company's intangible assets (other than goodwill) as of December 31, 2002 and 2001:

	Depositor Intangibles	Pension Intangible Asset	Total
Gross Carrying Amount, December 31, 2002	$560	$322	$ 882
Accumulated Amortization	(464)	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	$322	$ 418

Gross Carrying Amount, December 31, 2001	$560	$508	$1,068
Accumulated Amortization	(427)	---	(427)
Net Carrying Amount, December 31, 2001	$133	$508	$ 641

2002, 2001 and 2000 Amortization Expense (Per Year)	$37	$ ---	$37
Estimated Annual Amortization Expense:
2003	37	---	37
2004	37	---	37
2005	22	---	22

During 2002, there were no branch or other acquisitions and no impairment losses were recognized with respect to the Company's existing goodwill or intangible assets.

NOTE 9: TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2002:

	Time Deposits of $100,000 or More	Other Time Deposits
2003	$ 38,629	$107,835
2004	13,039	55,768
2005	1,323	10,182
2006	1,291	8,197
2007	5,666	13,541
2008 and Beyond	147	3,200
Total	$ 60,095	$198,723

The carrying value of time deposits at December 31, 2002 and 2001 was $258,818 and $303,550 respectively. The estimated fair value of time deposits at December 31, 2002 and 2001 was $264,169 and $304,552, respectively. The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty. The discount rates are estimated using the FHLB yield curve, which is considered representative of the Company's time deposit rates.

NOTE 10: SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2002	2001	2000
Balance at December 31	$44,078	$32,310	$33,123
Maximum Month-End Balance	44,369	41,791	37,021
Average Balance During the Year	36,379	31,204	29,923
Average Rate During the Year	1.42%	3.31%	4.88%
Rate at December 31	1.23%	1.51%	5.75%

Other Short-Term Borrowings:
Balance at December 31	$4,420	$5,335	$4,574
Maximum Month-End Balance	5,336	5,347	5,336
Average Balance During the Year	3,089	3,507	3,592
Average Rate During the Year	1.49%	3.54%	6.07%
Rate at December 31	0.99%	1.40%	6.21%

Average Aggregate Short-Term Borrowing Rate During the Year	1.44%	3.34%	5.01%

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

NOTE 11: FHLB ADVANCES (Dollars in Thousands)

The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $56,592. If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock. Participation in the FHLB program requires an investment in FHLB stock. The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $8,025 and $6,250 at December 31, 2002 and 2001, respectively. The Company also borrows longer term funds from the FHLB. Some are in the form of "convertible advances." These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest. The borrowings are secured by mortgage loans and/or mortgage-backed securities. The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2002 and 2001 amounted to $181,214 and $188,446, respectively. The table below presents information applicable to FHLB advances as of December 31, 2002 and 2001:

2002 Amount	2001 Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$5,000	$5,000	5.85%	February 22, 2001	Quarterly	November 22, 2005
5,000	5,000	5.43%	March 11, 2001	Quarterly	March 11, 2008
5,000	5,000	5.90%	May 22, 2001	Quarterly	November 22, 2005
10,000	10,000	4.59%	October 20, 2001	Quarterly	October 20, 2003
20,000	20,000	5.93%	November 2, 2001	Quarterly	November 2, 2005
10,000	10,000	4.98%	November 19, 2001	Quarterly	November 19, 2003
5,000	5,000	5.98%	November 22, 2001	Quarterly	November 22, 2005
10,000	10,000	5.13%			February 3, 2003
10,000	10,000	4.80%	March 1, 2003	One Time	March 1, 2006
5,000	5,000	4.55%			June 16, 2003
10,000	10,000	5.12%	February 14, 2004	One Time	February 14, 2011
10,000	10,000	5.18%	February 23, 2004	One Time	February 23, 2011
2,500	2,500	4.97%			June 15, 2004
7,500	7,500	5.00%			August 1, 2004
10,000		4.01%	June 3, 2005	One Time	June 4, 2012
10,000		3.02%	August 22, 2005	One Time	August 7, 2007
10,000		4.44%	June 3, 2006	One Time	June 4, 2012
$145,000	$115,000

The estimated fair value of FHLB advances was $152,627 and $116,679 at December 31, 2002 and 2001, respectively. The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.

NOTE 12: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

On November 22, 1999, the Company established Arrow Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in the Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $5,000 at a fixed rate of 9.50%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

NOTE 12: GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION'S JUNIOR SUBORDINATED

DEBENTURES (Continued)

The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends to the Company. Since the capital securities are classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as interest expense in the consolidated statements of income. The carrying amount of these capital securities was $5,000 at both December 31, 2002 and 2001. The estimated fair value was $6,127 and $5,798 at December 31, 2002 and 2001, respectively. The fair value of these capital securities is estimated based on the discounted value of contractual cash flows. The discount rate is estimated using the current published yield on seasoned BAA corporate debt securities.

NOTE 13: ACCUMULATED OTHER COMPREHENSIVE INCOME (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of December 31:
	2002	2001
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (706)	$ (89)
Net Unrealized Securities Holding Gains	3,959	1,651
Total Accumulated Other Comprehensive Income	$ 3,253	$ 1,562

NOTE 14: EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three-year period ended December 31, 2002. All share and per share amounts have been adjusted for the 2002 five percent stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2002:
Basic EPS	$18,894	7,974	$2.37
Dilutive Effect of Stock Options	---	182
Diluted EPS	$18,894	8,156	$2.32
For the Year Ended December 31, 2001:
Basic EPS	$15,816	8,013	$1.97
Dilutive Effect of Stock Options	---	140
Diluted EPS	$15,816	8,153	$1.94
For the Year Ended December 31, 2000:
Basic EPS	$13,681	8,025	$1.70
Dilutive Effect of Stock Options	---	66
Diluted EPS	$13,681	8,091	$1.69

During a portion of 2002, options to purchase 58 shares of common stock at an average price of $33.92 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during that period. During a portion of 2001, options to purchase 65 shares of common stock at an average price of $27.04 per share were outstanding but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during that period.

NOTE 15: REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, the Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries. As of December 31, 2002, the maximum amount that could have been paid by subsidiary banks to the Company, without prior regulatory approval, was approximately $23,675.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Company and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events that management believes have changed the Company's or its subsidiary banks' categories.

The Company's ("Arrow") and its subsidiary banks', Glens Falls National Bank and Trust Company ("Glens Falls National") and Saratoga National Bank and Trust Company ("Saratoga National"), actual capital amounts and ratios are presented in the table below as of December 31, 2002 and 2001:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Arrow	$103,217	12.8%	$64,511	8.0%	$80,638	10.0%
Glens Falls National	90,204	13.4%	53,853	8.0%	67,316	10.0%
Saratoga National	17,656	12.8%	11,035	8.0%	13,794	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	93,125	11.6%	32,112	4.0%	48,168	6.0%
Glens Falls National	81,796	12.2%	26,818	4.0%	40,228	6.0%
Saratoga National	12,925	9.3%	5,559	4.0%	8,339	6.0%
Tier I Capital (to Average Assets):
Arrow	93,125	7.3%	51,027	4 0%	51,027	4.0%
Glens Falls National	81,796	7.3%	44,820	4.0%	56,025	5.0%
Saratoga National	12,925	8.3%	6,229	4.0%	7,786	5.0%

NOTE 15: REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to Risk Weighted Assets):
Arrow	$94,415	12.5%	$60,426	8.0%	$75,532	10.0%
Glens Falls National	84,508	13.1%	51,608	8.0%	64,510	10.0%
Saratoga National	15,435	13.9%	8,883	8.0%	11,104	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	84,970	11.3%	30,078	4.0%	45,117	6.0%
Glens Falls National	76,419	11.8%	26,922	4.0%	38,857	6.0%
Saratoga National	11,041	9.9%	4,461	4.0%	6,692	6.0%
Tier I Capital (to Average Assets):
Arrow	84,970	7.5%	45,317	4 0%	45,317	4.0%
Glens Falls National	76,419	7.6%	40,221	4.0%	50,276	5.0%
Saratoga National	11,041	8.1%	5,452	4.0%	6,815	5.0%

NOTE 16: RETIREMENT PLANS (Dollars in Thousands)

The Company sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees. The Company maintains a non-contributory pension plan which covers substantially all employees. Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant's final compensation (as defined), or to begin participating in the new cash balance plan design. All employees who become participants in the plan after December 1, 2002 will automatically participate in the cash balance plan design. The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate. The service credits under the cash balance plan are equal to 6.0% for employees who become participants on or after January 1, 2003. For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%. The funding policy is to contribute the maximum amount that can be deducted for federal income tax purposes. The Company also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of the Company and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

The following tables provide a reconciliation of the changes in the plans' benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans' assets during the years ended December 31, 2002 and 2001, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

NOTE 16: RETIREMENT PLANS (Continued)
	Pension Benefits		Postretirement Benefits
Reconciliation of Benefit Obligation:	2002	2001	2002	2001
Benefit Obligation at January 1	$20,942	$19,075	$ 5,030	$5,732
Service Cost	1,044	687	143	111
Interest Cost	1,465	1,347	367	318
Participant Contributions	---	---	137	111
Actuarial Loss	1,517	1,275	959	410
Prior Service Cost (Plan Amendment)	(2,570)	148	(243)	(1,235)
Benefit Payments	(1,130)	(1,590)	(497)	(417)
Benefit Obligation at December 31	21,268	20,942	5,896	5,030

Reconciliation of Fair Value of Plan Assets:
Fair Value of Plan Assets at January 1	16,301	17,371	---	---
Actual Return (Loss) on Plan Assets	(1,353)	214	---	---
Employer Contributions	2,734	306	360	306
Participant Contributions	---	---	137	111
Benefit Payments	(1,130)	(1,590)	(497)	(417)
Fair Value of Plan Assets at December 31	16,552	16,301	---	---

Unfunded Status at December 31	(4,716)	(4,641)	(5,896)	(5,030)
Unrecognized Transition (Asset) Obligation	---	(47)	301	341
Unrecognized Prior Service (Credit) Cost	(1,730)	949	(442)	(269)
Unrecognized Net Loss	7,318	3,123	2,133	1,304
Net Amount Recognized	$ 872	$ (616)	$(3,904)	$(3,654)

As a result of those employees who elected to convert to the cash balance plan from the qualified defined benefit pension plan (as described above), there was a reduction of $2,570 in the projected benefit obligation during 2002. A portion of this prior service credit was used to offset the outstanding balances of previously established prior service costs which were attributable to a similar participant group (i.e. active participants) totaling $178. The remaining net prior service credit attributable to the conversion will be amortized over the average expected future service period of all active participants who were affected by the amendment to the plan (approximately 15.6 years).

At December 31, 2002, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company's qualified defined benefit pension plan totaled $16,213, which compared with total plan assets of $16,552.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:
	Pension Benefits Qualified Plan		Pension Benefits Non-Qualified Plan		Postretirement Benefits
	2002	2001	2002	2001	2002	2001
Prepaid Benefit Cost	$3,072	$1,277	$ ---	$ ---	$ ---	$ ---
Accrued Benefit Liability	---	---	(3,697)	(2,549)	(3,904)	(3,654)
Intangible Asset	---	---	322	508	---	---
Accumulated Other Comprehensive Income (Pre-Tax Charge)	---	---	1,175	148	---	---
Net Amount Recognized	$ 3,072	$1,277	$(2,200)	$(1,893)	$(3,904)	$(3,654)

The Company's non-qualified pension plan's projected benefit obligation was $3,697 at December 31, 2002 and $3,257 at December 31, 2001. There are no plan assets in the non-qualified plan. The pre-tax increase (decrease) to other comprehensive income or loss arising from the change in the additional minimum pension liability related to the non-qualified pension plan was $(1,027) for 2002, $(50) for 2001 and $4 for 2000.

NOTE 16: RETIREMENT PLANS (Continued)

The qualified pension plan's assets are primarily comprised of equity mutual funds, fixed income mutual funds and other marketable securities. At December 31, 2002 and 2001, plan assets included shares of mutual funds advised by the Company's subsidiary, North Country Investment Advisers, Inc., with a market value of $13,577 and $13,977, respectively. At December 31, 2002 and 2001, plan assets also included 47 and 91 shares, respectively, of Arrow Financial Corporation common stock with a market value of $1,437 and $2,542, respectively. During the respective years, the plan received $58 and $90 from cash dividends on the Company's common stock.

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:
	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service Cost	$1,044	$ 687	$ 591	$143	$111	$123
Interest Cost on Benefit Obligation	1,465	1,347	1,264	367	318	386
Expected Return on Plan Assets	(1,434)	(1,501)	(1,491)	---	---	---
Amortization of Transition (Asset) Obligation	(47)	(80)	(80)	39	40	121
Amortization of Prior Service Cost (Credit)	109	102	84	(69)	(53)	(5)
Amortization of Net Loss	109	18	3	130	53	7
Net Periodic Benefit Cost	$1,246	$ 573	$ 371	$610	$469	$632

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

The assumptions used in the measurement of the Company's benefit obligations and net periodic benefit costs are shown in the following table:

	Pension Benefits			Postretirement Benefits
Weighted-average assumptions:	2002	2001	2000	2002	2001	2000
Discount Rate	6.50%	7.00%	7.25%	6.50%	7.00%	7.25%
Expected Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	4.00%	4.00%	---	---	---

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal year 2002. The rate was assumed to decrease gradually to 5.0% for fiscal year 2010 and remain at that level thereafter. A 13.0% annual rate of increase in the per capita cost of covered prescription drug benefits was assumed for fiscal year 2002, decreasing gradually to 5.0% for fiscal year 2010 and remaining at that level thereafter. A 6.50% annual rate of increase in the per capita cost of covered dental benefits was assumed for fiscal year 2002. The rate was assumed to decrease gradually to 5.5% for fiscal year 2005 and remain at that level thereafter. Assumed medical and dental cost trend rates affect the amounts reported for the non-pension postretirement plans. A 1% change in assumed medical and dental cost trend rates would have had the following effects:

	1% Increase	1% Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2002	$ 8	$(39)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2002	130	(348)

NOTE 17: OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

The Company maintains an employee stock ownership plan (ESOP). Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements. The ESOP borrowed $105 and $464 in 2001 and 2000, respectively, from one of the Company's subsidiary banks to purchase outstanding shares of the Company's common stock. The notes require the Company to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. The Company's ESOP expense amounted to $700, $756 and $421 in 2002, 2001 and 2000, respectively. As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders' equity. As shares are released from collateral, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations. The ESOP shares as of December 31, 2002 were as follows:

Allocated Shares	579
Shares Released for Allocation During 2002	6
Unallocated Shares	97
Total ESOP Shares	682

Market Value of Unallocated Shares	$2,994

Through July 31, 2000, the Company sponsored an Employee Stock Purchase Plan (ESPP) where the Company matched up to 20% of employee purchases of Company common stock under the plan, subject to certain limitations. Substantially all employees of the Company and its subsidiaries were eligible to participate upon satisfaction of applicable service requirements. The aggregate cost of the ESPP as reflected in the Company's consolidated financial statements was $54 in 2000. A new ESPP became effective August 1, 2000. Under this plan, employees may purchase shares of the Company's common stock, up to $24 annually, at a discount to the prevailing market price (currently a 15% discount). Under the new ESPP, shares are issued by the Company without a charge to earnings in accordance with APB Opinion No. 25. Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

The Company also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees. The combined cost of these plans was $630, $621 and $480 for 2002, 2001 and 2000, respectively.

NOTE 18: STOCK OPTION PLANS (In Thousands, Except Share and Per Share Amounts)

The Company has established fixed Incentive Stock Option and Non-qualified Stock Option Plans. At December 31, 2002, approximately 267,435 shares remained available for grant under these plans. Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant. The options usually vest over a four year period.

A summary of the status of the Company's stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below (all share and per share data has been adjusted for the 2002 five percent stock dividend):

	2002		2001		2000
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	522,092	$16.72	516,245	$14.66	466,683	$14.16
Granted	58,250	33.92	64,785	27.04	60,858	16.86
Exercised	(79,680)	13.94	(57,889)	9.87	(10,524)	6.70
Forfeited	(4,069)	20.91	(1,049)	17.86	(772)	18.79
Outstanding at December 31	496,593	19.15	522,092	16.72	516,245	14.66
Exercisable at December 31	346,326	15.82	364,622	14.64	357,674	13.08

The following table summarizes information about the Company's stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/02	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price
$3.06-$7.00	7,943	0.6	$ 6.62	7,943	$ 6.62
$7.01-$11.00	107,639	1.8	9.33	107,639	9.33
$11.01-$17.00	95,509	6.1	16.03	66,183	15.66
$17.01-$20.00	102,688	6.3	18.66	88,197	18.74
$20.01-$25.00	61,249	4.9	21.59	60,558	21.60
$25.01-$30.00	63,315	9.0	27.03	15,806	27.03
$30.01-$33.92	58,250	10.0	33.92	---	---
$3.06-$33.92	496,593	5.8	19.15	346,326	15.82

NOTE 19: SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of the Company adopted a shareholder rights plan. The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company. Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $47.10 (adjusted for stock dividends and stock splits) per unit, subject to adjustment. The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of the Company's common stock. Rights held by such an acquiring person or persons may thereafter become void. Under certain circumstances a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring corporation at a substantial discount. Under certain circumstances, the Company may redeem the rights at $.01 per right. The rights will expire in April 2007 unless earlier redeemed or exchanged by the Company.

NOTE 20: OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2002	2001	2000
Advertising and Promotion	$ 627	$ 746	$ 605
Stationery and Printing	888	898	742
Telephone and Communications	700	593	673
Postage	1,027	1,037	971
Legal and Other Professional Fees	1,308	1,138	976
Charitable Contributions	124	136	117
Other Real Estate Owned Losses and Expenses, Net	29	78	84
FDIC and Other Insurance	303	300	291
Goodwill Amortization (see Notes 1 and 8)	---	907	907
Depositor Intangible Amortization (see Notes 1 and 8)	37	37	37
All Other	2,726	2,731	2,143
Total Other Operating Expense	$7,769	$8,601	$7,546

NOTE 21: INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2002	2001	2000
Federal	$7,526	$6,779	$5,212
State	719	724	341
Total Current Tax Expense	8,245	7,503	5,553
Deferred Tax Expense (Benefit):
Federal	398	(352)	141
State	130	(96)	17
Total Deferred Tax Expense (Benefit)	528	(448)	158
Total Provision for Income Taxes	$8,773	$7,055	$5,711

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2002, 2001 and 2000 to pre-tax income as a result of the following:

	2002	2001	2000
Computed Tax Expense at Statutory Rate	$9,684	$8,005	$6,787
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,530)	(1,418)	(1,291)
Nondeductible Interest Expense	140	168	177
State Taxes, Net of Federal Income Tax Benefit	552	408	233
Other Items, Net	(73)	(108)	(195)
Total Provision for Income Taxes	$8,773	$7,055	$5,711

NOTE 21: INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

Deferred Tax Assets:	2002	2001
Allowance for Loan Losses	$4,641	$3,924
Pension and Deferred Compensation Plans	2,887	2,678
Minimum Pension Liability	468	59
Other	350	450
Total Gross Deferred Tax Assets	8,346	7,111

Deferred Tax Liabilities:
Pension Plans	1,306	530
Depreciation	553	393
Deferred Income	1,826	1,683
Net Unrealized Gains on Securities Available-for-Sale	2,656	1,095
Other	614	329
Total Gross Deferred Tax Liabilities	6,955	4,030
Net Deferred Tax Assets	$1,391	$3,081

Management believes that the realization of the recognized net deferred tax assets at December 31, 2002 and 2001 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income. Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2002 and 2001.

NOTE 22: LEASE COMMITMENTS (In Thousands)

At December 31, 2002, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2002 were as follows:

Operating Leases
2003	$ 153
2004	154
2005	155
2006	156
2007	161
Later Years	1,405
Total Minimum Lease Payments	$2,184

NOTE 23: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

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

Commitments to extend credit were $128,611 and $111,703 at December 31, 2002 and 2001, respectively. These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Home equity lines of credit are secured by residential real estate. Construction lines of credit are secured by underlying real estate. For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Most of the commitments are variable rate instruments.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,062 and $1,231 at December 31, 2002 and 2001, respectively, and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The carrying amount and fair value of the Company's standby letters of credit at December 31, 2002 and 2001 were insignificant. The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

NOTE 23: FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

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

NOTE 24: FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of the Company's financial instruments not carried at fair value or an amount approximating fair value:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 74,505	$ 79,476	$ 74,956	$ 75,786
Net Loans (Note 4)	800,099	824,827	745,404	764,179
Time Deposits (Note 9)	258,818	264,169	303,550	304,552
FHLB Advances (Note 11)	145,000	152,627	115,000	116,679
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures (Note 12)	5,000	6,127	5,000	5,798

NOTE 25: PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2002	2001
Interest-Bearing Deposits with Subsidiary Banks	$ 1,077	$ 251
Securities Available-for-Sale	297	314
Investment in Subsidiaries at Equity	108,283	99,202
Other Assets	3,906	2,877
Total Assets	$113,563	$102,644

LIABILITIES
Note Payable - ESOP	$ 1,822	$ 1,942
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	5,339	4,198
Total Liabilities	12,161	11,140
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	101,402	91,504
Total Liabilities and Shareholders' Equity	$113,563	$102,644

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2002	2001	2000
Dividends from Bank Subsidiaries	$12,641	$ 7,438	$ 5,500
Liquidating Dividends from Vermont Operations	---	---	60
Interest and Dividends on Securities Available-for-Sale	8	23	23
Other Income (Including Management Fees)	660	602	607
Net (Losses) Gains on the Sale of Securities Available-for-Sale	(41)	73	6
Total Income	13,268	8,136	6,196

Expense:
Interest Expense	564	648	689
Salaries and Benefits	584	427	8
Occupancy and Equipment	2	2	6
Other Expense	443	324	397
Total Expense	1,593	1,401	1,100
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	11,675	6,735	5,096
Income Tax Benefit	450	420	338
Income Before Equity in Undistributed
Net Income of Subsidiaries	12,125	7,155	5,434
Equity in Undistributed Net Income of Subsidiaries	6,769	8,661	8,247
Net Income	$18,894	$15,816	$13,681

NOTE 25: PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2002	2001	2000
Operating Activities:
Net Income	$18,894	$15,816	$13,681
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(6,769)	(8,661)	(8,247)
Net Losses (Gains) on the Sale of Securities Available-for-Sale	41	(73)	(6)
Tax Benefit for Disposition of Stock Options	237	37	3
Shares Issued Under the Directors' Stock Plan	33	36	32
Changes in Other Assets and Other Liabilities	(444)	(419)	1,496
Net Cash Provided by Operating Activities	11,992	6,736	6,959

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	203	240	184
Purchases of Securities Available-for-Sale	(231)	(215)	(310)
Net Cash (Used in) Provided by Investing Activities	(28)	25	(126)

Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees' Stock Purchase Plan	1,619	1,077	237
Purchase of Treasury Stock	(5,221)	(1,867)	(3,529)
Cash Dividends Paid	(7,536)	(6,619)	(5,813)
Net Cash Used in Financing Activities	(11,138)	(7,409)	(9,105)

Net Increase (Decrease) in Cash and Cash Equivalents	826	(648)	(2,272)
Cash and Cash Equivalents at Beginning of the Year	251	899	3,171
Cash and Cash Equivalents at End of the Year	$ 1,077	$ 251	$ 899

Supplemental Cash Flow Information:
Interest Paid	$ 564	$ 648	$689

NOTE 26: CONCENTRATIONS OF CREDIT RISK

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

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2002 and 2001 is unaudited, but, in the opinion of management, fairly presents the results of the Company. The results for the first and second quarters of 2002 have been adjusted from the amounts originally reported by the Company to reflect the adoption of SFAS No. 147, which was issued by the FASB in October 2002 (See Notes 1 and 8 to the consolidated financial statements). Earnings per share amounts have also been adjusted for the 2002 five percent stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$18,422	$18,878	$18,922	$18,923
Net Interest Income	12,271	12,507	12,607	12,654
Provision for Loan Losses	615	615	615	443
Net Securities Gains (Losses)	20	153	---	(73)
Income Before Provision for Income Taxes	6,533	7,032	7,072	7,030
Net Income	4,467	4,777	4,874	4,776

Basic Earnings Per Common Share	.56	.60	.61	.60
Diluted Earnings Per Common Share	.54	.58	.60	.59

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,711	$19,739	$19,547	$19,360
Net Interest Income	10,015	10,841	11,820	12,509
Provision for Loan Losses	381	485	656	767
Net Securities Gains	8	137	51	---
Income Before Provision for Income Taxes	5,031	5,555	5,976	6,309
Net Income	3,506	3,832	4,117	4,361

Basic Earnings Per Common Share	.44	.48	.51	.54
Diluted Earnings Per Common Share	.43	.47	.50	.53

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

PART III

Item 10: Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions "Nominees For Director and Directors Continuing in Office" on pages 4-6 and "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of the Company's Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2003 (the "2003 Proxy Statement"), which sections are incorporated herein by reference. Certain required information regarding the Company's Executive Officers is contained in Part I, Item 1.G., of this Annual Report, "Executive Officers of the Registrant."

Item 11: Executive Compensation

The information required by this item is set forth under the captions "Executive Compensation" on page 8, "Summary Compensation Table" on page 8, "Stock Options Plans" on pages 9-11, "Pension Plan" on pages 19-20, "Compensation of Directors" on page 18, "Employment Contracts" on page 18 and "Compensation Committee Interlocks and Insider Participation" on page 7 of the 2003 Proxy Statement, which sections are incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions "Principal Shareholders of the Company" on page 3 and "Nominees for Director and Directors Continuing in Office" on pages 4-6 of the 2003 Proxy Statement, which sections are incorporated herein by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2002. These equity compensation plans were the 1993 Long Term Incentive Plan ("1993 Stock Plan"), the 1998 Long Term Incentive Plan ("1998 Stock Plan"), the Employee Stock Purchase Plan ("ESPP") and the Directors' Stock Plan ("Directors' Plan"). The 1993 Stock Plan and the 1998 Stock Plan were approved by the Company's shareholders; the ESPP and the Directors' Plan were not.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	(1) 496,593	$19.15	(2) 267,435
Equity Compensation Plans Not Approved by Security Holders	0	0	(3) 488,961
Total	496,593	$19.15	756,396

(1) Represents 179,981 shares of common stock issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 316,612 shares of common stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Includes 267,435 shares of common stock available for future grants of awards under the 1998 Stock Plan and 0 shares of common stock available for future grants of awards under the 1993 Stock Plan (awards of common stock under these plans may take the form of stock options or shares of restricted stock).

(3) Includes 1,913 shares of common stock available for future issuance under the Directors' Plan and 487,048 shares of common stock available for future issuance under the ESPP.

Description of Non-Shareholder Approved Plans.

Directors' Stock Plan. The Directors' Stock Plan was adopted by the Board of Directors in 1999. It provides for the issuance to directors of the Company and its subsidiaries of shares of the Company's common stock. The shares constitute part of their compensation for service as directors. The number of shares granted each year to each eligible director is fixed in advance by vote of the full Board of Directors. The total number of shares authorized for issuance under the Plan, as adjusted, is 8,269 shares.

Employee Stock Purchase Plan. The Employee Stock Purchase Plan was adopted by the Board of Directors in 2000. It provides for sale to directors, officers, employees and certain retirees of shares of the Company's common stock at a discount from the market value of the stock on date of purchase. Participants purchase shares through automatic withholding by the Company from their paychecks or, in the case of directors or retirees, automatic deduction from bank deposit accounts. The current discount on shares acquired under the Plan is 15%, with the discount level to be set from time to time by the full Board. The maximum and minimum participation levels are $2,000 and $5, respectively, per participant per month. The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at market price. The total number of shares authorized to be sold under the Plan, as adjusted, is 551,250 shares.

Item 13: Certain Relationships and Related Transactions

The information required by this item is set forth under the caption "Transactions With Directors, Officers and Associates" on pages 20-21 of the 2003 Proxy Statement, which section is incorporated herein by reference.

Item 14: Controls and Procedures

Senior management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods provided in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, senior management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and therefore has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Exchange Act) as of a date within 90 days prior to the filing date of this Report. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date. Further, there have been no significant changes made in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of the most recent evaluation performed by the Chief Executive Officer and Chief Financial Officer.

PART IV

Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this report:

1. Financial Statements

The following financial statements, the notes thereto, and the independent auditors' report thereon are filed as part of this report. See the index to such financial statements in Part II, Item 8 of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000 Consolidated Statements of Changes in Shareholders'

Equity for the Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

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

3.(ii) By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 3.(ii).

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

10.1 Short-term Incentive Award Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed December 16, 1986). *

10.2 Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10(m). *

10.3 1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993). *

10.4 1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.5 Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(n).*

10.6 Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(o).*

10.7 Directors Stock Plan of the Registrant incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-8 (file number 333-81519, filed June 25, 1999).*

10.8 2000 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (File number 333-47912; filed on October 11, 2000).*

10.9 Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.13.*

10.10 Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15.*

10.11 Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001, incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.16.*

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit

Number Exhibit

10.12 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2003. *

10.13 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2003. *

21 Subsidiaries of the Company.

23 Consent of Independent Auditors.

99.1 Certification of Chief Executive Officer of Arrow Financial Corporation.

99.2 Certification of Chief Financial Officer of Arrow Financial Corporation.

* Management contracts or compensation plans required to be filed as an exhibit.

(b) Current Reports on Form 8-K filed during the fourth quarter of 2002:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 26, 2003 By: /s/ Thomas L. Hoy

Thomas L. Hoy

President and

Chief Executive Officer

Date: March 26, 2003 By: /s/ John J. Murphy

John J. Murphy

Executive Vice President, Treasurer and

Chief Financial Officer

(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2003 by the following persons in the capacities indicated.

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

CERTIFICATIONS

Certification of the Chief Executive Officer Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Thomas L. Hoy, certify that:

1. I have reviewed this annual report on Form 10-K of Arrow Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:/s/ Thomas L. Hoy Thomas L. Hoy Chief Executive Officer

Certification of the Chief Financial Officer Pursuant to

Securities Exchange Act Rules 13a-14 and 15d-14

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, John J. Murphy, certify that:

1. I have reviewed this annual report on Form 10-K of Arrow Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By: /s/ John J. Murphy John J. Murphy Chief Financial Officer

EXHIBITS INDEX

Exhibit

Number Exhibit

10.12 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2003. *

10.13 Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2003. *

21 Subsidiaries of the Company.

23 Consent of Independent Auditors.

99.1 Certification of Chief Executive Officer of Arrow Financial Corporation.

99.2 Certification of Chief Financial Officer of Arrow Financial Corporation.

* Management contracts or compensation plans required to be filed as an exhibit.