Form 10-Q
period 2003-03-31
ARROW FINANCIAL CORP
filed 2003-05-15
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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
Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2003
Common Stock, par value $1.00 per share	7,896,865

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2003

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

Consolidated Statements of Income for the Three Month Periods Ended March 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity for the Three Month Periods Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002

Notes to Unaudited Consolidated Interim Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

SIGNATURES

CERTIFICATIONS	Required Under Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and the Chief Financial Officer

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and Due from Banks	$ 24,423	$ 29,141
Federal Funds Sold	19,500	3,000
Cash and Cash Equivalents	43,923	32,141

Securities Available-for-Sale	331,583	326,661
Securities Held-to-Maturity (Approximate Fair
Value of $78,835 in 2003 and $79,476 in 2002)	75,943	74,505

Loans	841,161	811,292
Allowance for Loan Losses	(11,388)	(11,193)
Net Loans	829,773	800,099

Premises and Equipment, Net	13,676	13,715
Other Real Estate and Repossessed Assets, Net	231	194
Goodwill	9,297	9,297
Other Intangible Assets, Net	409	418
Other Assets	15,023	14,391
Total Assets	$1,319,858	$1,271,421

LIABILITIES
Deposits:
Demand	$ 133,519	$ 133,644
Regular Savings, N.O.W. & Money Market Deposit Accounts	602,936	565,545
Time Deposits of $100,000 or More	81,640	60,095
Other Time Deposits	196,628	198,723
Total Deposits	1,014,723	958,007
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32,235	44,078
Other Short-Term Borrowings	1,044	4,420
Federal Home Loan Bank Advances	145,000	145,000
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	5,000	5,000
Other Liabilities	19,421	13,514
Total Liabilities	1,217,423	1,170,019

SHAREHOLDERS' EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (10,468,895 Shares Issued at March 31, 2003 and at December 31, 2002)	10,469	10,469
Surplus	115,365	115,110
Undivided Profits	16,441	13,611
Unallocated ESOP Shares (97,212 Shares at March 31, 2003 and at December 31, 2002)	(1,822)	(1,822)
Accumulated Other Comprehensive Income	2,883	3,253
Treasury Stock, at Cost (2,476,751 Shares at March 31,
2003 and 2,440,090 Shares at December 31, 2002)	(40,901)	(39,219)
Total Shareholders' Equity	102,435	101,402
Total Liabilities and Shareholders' Equity	$1,319,858	$1,271,421

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months
	Ended March 31,
	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,921	$14,147
Interest on Federal Funds Sold	29	31
Interest and Dividends on Securities Available-for-Sale	3,312	3,407
Interest on Securities Held-to-Maturity	833	837
Total Interest and Dividend Income	18,095	18,422

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	421	663
Other Deposits	3,279	3,742
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	100	118
Other Short-Term Borrowings	1	17
Federal Home Loan Bank Advances	1,706	1,492
Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures	119	119
Total Interest Expense	5,626	6,151
NET INTEREST INCOME	12,469	12,271
Provision for Loan Losses	405	615
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,064	11,656

OTHER INCOME
Income from Fiduciary Activities	867	1,063
Fees for Other Services to Customers	1,617	1,345
Net Gains on Securities Transactions	368	20
Other Operating Income	179	221
Total Other Income	3,031	2,649

OTHER EXPENSE
Salaries and Employee Benefits	4,750	4,514
Occupancy Expense of Premises, Net	639	603
Furniture and Equipment Expense	671	612
Other Operating Expense	1,955	2,043
Total Other Expense	8,015	7,772

INCOME BEFORE PROVISION FOR INCOME TAXES	7,080	6,533
Provision for Income Taxes	2,274	2,066
NET INCOME	$ 4,806	$ 4,467

Average Basic Shares Outstanding	7,916	8,011
Average Diluted Shares Outstanding	8,087	8,202

Per Common Share:
Basic Earnings	$ .61	$ .56
Diluted Earnings	.59	.54

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,806	---	---	---	4,806
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $248)	---	---	---	---	---	(149)	---	(149)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $368)	---	---	---	---	---	(221)	---	(221)
Other Comprehensive Loss								(370)
Comprehensive Income								4,436

Cash Dividends Declared, $.25 per Share	---	---	---	(1,976)	---	---	---	(1,976)
Stock Options Exercised (22,948 Shares)	---	---	162	---	---	---	196	358
Shares Issued Under the Employee Stock Purchase Plan (5,400 Shares)	---	---	89	---	---	---	47	136
Tax Benefit for Disposition of Stock Options	---	---	4	---	---	---	---	4
Purchase of Treasury Stock (65,009 Shares)	---	---	---	---	---	---	(1,925)	(1,925)
Balance at March 31, 2003	10,468,895	$10,469	$115,365	$16,441	$(1,822)	$ 2,883	$(40,901)	$102,435

Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,332	---	---	---	4,332
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,560)	---	---	---	---	---	(933)	---	(933)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $20)	---	---	---	---	---	(12)	---	(12)
Other Comprehensive Loss								(1,033)
Comprehensive Income								3,299

Cash Dividends Declared, $.219 per Share	---	---	---	(1,758)	---	---	---	(1,758)
Stock Options Exercised (17,204 Shares)	---	---	106	---	---	---	151	257
Shares Issued Under the Employee Stock Purchase Plan (5,369 Shares)	---	---	79	---	---	---	48	127
Tax Benefit for Disposition of Stock Options	---	---	56	---	---	---	---	56
Purchase of Treasury Stock (46,161 Shares)	---	---	---	---	---	---	(1,274)	(1,274)
Allocation of ESOP Stock (1,300 Shares)	---	---	12	---	27	---	---	39
Balance at March 31, 2002	9,970,376	$9,970	$99,712	$19,842	$(1,914)	$ 529	$(35,889)	$92,250

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Three Months
	Ended March 31,
	2003	2002
Operating Activities:
Net Income	$ 4,806	$ 4,332
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	405	615
Depreciation and Amortization	1,197	725
Compensation Expense for Allocated ESOP Shares	---	39
Gains on the Sale of Securities Available-for-Sale	(368)	(20)
Loans Originated and Held for Sale	(1,540)	(1,204)
Proceeds from the Sale of Loans Held-for-Sale	1,568	1,205
Net Gains on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(22)	(18)
Tax Benefit from Disposition of Stock Options	4	56
Deferred Income Tax Expense (Benefit)	36	(136)
Increase in Interest Receivable	(270)	(477)
Decrease in Interest Payable	(73)	(171)
(Increase) Decrease in Other Assets	(189)	301
Increase (Decrease) in Other Liabilities	980	(2,182)
Net Cash Provided By Operating Activities	6,534	3,605

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	54,722	520
Proceeds from the Maturities and Calls of Securities Available-for-Sale	36,475	23,117
Purchases of Securities Available-for-Sale	(92,227)	(36,278)
Proceeds from the Maturities of Securities Held-to-Maturity	---	263
Purchases of Securities Held-to-Maturity	(1,437)	(742)
Net Increase in Loans	(30,348)	(3,369)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	223	317
Purchases of Premises and Equipment	(250)	(383)
Net Cash Used In Investing Activities	(32,842)	(16,555)

Financing Activities:
Net Increase in Deposits	56,716	10,072
Net Decrease in Short-Term Borrowings	(15,219)	(5,383)
Proceeds from Federal Home Loan Bank Advances	10,000	---
Repayments of Federal Home Loan Bank Advances	(10,000)	---
Purchases of Treasury Stock	(1,925)	(1,274)
Exercise of Stock Options and Shares Issued to Employees' Stock Purchase Plan	494	384
Cash Dividends Paid	(1,976)	(1,758)
Net Cash Provided By Financing Activities	38,090	2,041
Net Increase (Decrease) in Cash and Cash Equivalents	11,782	(11,449)
Cash and Cash Equivalents at Beginning of Period	32,141	41,944
Cash and Cash Equivalents at End of Period	$43,923	$30,495

Supplemental Cash Flow Information:
Interest Paid	$ 5,700	$ 6,322
Income Taxes Paid	75	3,959
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	269	295
Purchases of Available-for-Sale Securities to be Settled After Period-End	5,000	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2003

1. Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002; the results of operations for the three month periods ended March 31, 2003 and 2002; the changes in shareholders' equity for the three month periods ended March 31, 2003 and 2002; and the cash flows for the three month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2002, included in the Company's 2002 Form 10-K.

2. Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of March 31, 2003 and December 31, 2002:

	2003	2002
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (706)	$ (706)
Net Unrealized Holding Gains on Securities Available-for-Sale	3,589	3,959
Total Accumulated Other Comprehensive Income	$2,883	$3,253

3. Earnings Per Common Share (Restated for Stock Dividends, In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three month periods ended March 31, 2003 and 2002:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2003:
Basic EPS	$4,806	7,916	$.61
Dilutive Effect of Stock Options	---	171
Diluted EPS	$4,806	8,087	$.59

For the Three Months Ended March 31, 2002:
Basic EPS	$4,467	8,011	$.56
Dilutive Effect of Stock Options	---	191
Diluted EPS	$4,467	8,202	$.54

4. Goodwill and Other Intangible Assets (In Thousands)

The Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," during the quarter ended September 30, 2002. SFAS No. 147 affects the accounting for an unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeded the fair value of the assets acquired. Under SFAS No. 147, if such a transaction met the criteria for a business combination, the carrying amount of the unidentifiable intangible asset is reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for the Company was January 1, 2002. The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset, and for which separate accounting records have been maintained, should be accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill. The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but which must be evaluated annually for impairment. Prior to the adoption of SFAS No. 147, effective retroactive to January 1, 2002, the Company's unidentifiable intangible asset was being amortized over 15 years on a straight-line basis.

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

The following table presents information on the Company's intangible assets (other than goodwill) as of March 31, 2003 and December 31, 2002:

	Depositor Intangibles	Pension Intangible Asset	Total
Gross Carrying Amount, March 31, 2003	$560	$322	$ 882
Accumulated Amortization	(473)	---	(473)
Net Carrying Amount, March 31, 2003	$ 87	$322	$ 409

Gross Carrying Amount, December 31, 2002	$560	$332	$ 882
Accumulated Amortization	(464)	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	$332	$ 418

2003 Amortization Expense (First Quarter)	$ 9	$ ---	$ 9
2002 Amortization Expense (First Quarter)	9	$ ---	9
Estimated Annual Amortization Expense:
2003	37	---	37
2004	37	---	37
2005	22	---	22

5. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (other than for certain stock appreciation rights granted in 1992 and earlier, all of which have been exercised as of March 31, 2003), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first quarter of 2003. The weighted-average fair value of options granted during 2002 was $7.61. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 3.24%; expected volatility of 27.5%; risk free interest rate of 3.13%; and expected lives of 7.0 years. The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future periods. The Company also sponsors an Employee Stock Purchase Plan (ESPP) with a 15% discount. Under SFAS No. 123, the ESPP is considered compensatory and the entire discount is considered to be compensation expense in the pro forma disclosures.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation plans.

	Quarter Ended March 31,
	2003	2002
Net Income, as Reported	$4,806	$4,467
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	102	84
Pro Forma Net Income	$4,704	$4,383
Earnings per Share:
Basic - as Reported	$.61	$.56
Basic - Pro Forma	.59	.55
Diluted - as Reported	.59	.54
Diluted - Pro Forma	.58	.53

6. Guarantees

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit. Standby and other letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Typically, these instruments have terms of twelve months or less. Some expire unused, and therefore, the total amounts do not necessarily represent future cash requirements. Some have automatic renewal provisions.

For letters of credit, the amount of the collateral obtained, if any, is based on management's credit evaluation of the counter-party. The Company had approximately $2.3 million of standby letters of credit on March 31, 2003, most expire within one year and many were uncollateralized. At that date, all the letters of credit were for private borrowing arrangements. The fair value of the Company's standby letters of credit at March 31, 2003 was insignificant and there was no liability recognized on the Company's unaudited consolidated balance sheet as of March 31, 2003.

Independent Auditors' Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

April 16, 2003

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q includes statements that are not historical in nature but rather are based on management's beliefs, assumptions, expectations, estimates and projections about the future. These statements are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as "expects," "believes," "anticipates," "should," "plans," "will," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Others are based on management's general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this report are (i) the statements in the last paragraph under the interest rate table set forth in the section entitled: "Key Interest Rate Changes 1999-2003" regarding the anticipated impact on the Company's cost of deposits, net interest margin and net interest income of possible future Federal Reserve interest rate cuts, and (ii) the statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding loan yields in upcoming periods. Forward-looking statements in this Report are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify. In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast. Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in banking operations. Significant geopolitical developments, whether or not anticipated, also may cause differences between expected future outcomes as expressed in forward-looking statements and actual outcomes. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required under applicable laws and regulations, the Company undertakes no obligation to revise or update forward-looking statements contained in this report to reflect the occurrence of unanticipated events. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2002.

Arrow Financial Corporation (the "Company") is a two bank holding company headquartered in Glens Falls, New York. Its banking subsidiaries are Glens Falls National Bank and Trust Company ("GFNB") whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company ("SNB") whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 169 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated December 31, 2002. Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) recently adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies after March 28, 2003, that contain "non-GAAP financial measures." Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures. At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same sorts of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC. Under these new rules, certain specific types of commonly used financial measures that are not based on GAAP have nevertheless been exempted by the SEC from the definition of "non-GAAP financial measures," such that supplemental information is not required when companies include these exempted measures in their public disclosures or SEC filings. GAAP is generally accepted accounting principles in the United States of America.

Tax Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, typically is presented on a tax-equivalent basis. That is, to the extent that some component of the issuer's net interest income will be exempt from taxation (e.g., was received by the issuer as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total. This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios. Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets. For purposes of this measure as well, tax-equivalent net interest income is generally used by institutions, again to provide a better basis of comparison from institution to institution.

-

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control. The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and other income. As in the case of net interest income generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis. Moreover, most issuers also adjust both noninterest expense and other income to exclude therefrom certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (deducted from other income), in calculating the efficiency ratio.

Management is unable to predict whether the SEC will regard, or continue to regard, these or certain other financial measures used by the Company in its normal presentation of financial information as "non-GAAP financial measures" within the meaning of the SEC's new rules.

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the November 2002 5% stock dividend.
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Net Income	$4,806	$4,776	$4,874	$4,777	$4,467

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	221	(43)	---	92	12
Demutualization Benefit from an Employee Group Insurance Trust	---	---	---	55	---
Recovery Related to Former Vermont Operations	---	103	---	---	---
Net Gains on the Sale of Other Real Estate Owned	7	---	2	---	12

Period End Shares Outstanding	7,895	7,932	7,942	7,968	7,992
Basic Average Shares Outstanding	7,916	7,929	7,966	7,990	8,011
Diluted Average Shares Outstanding	8,087	8,118	8,169	8,186	8,202
Basic Earnings Per Share	.61	.60	.61	.60	.56
Diluted Earnings Per Share	.59	.59	.60	.58	.54
Cash Dividends	.25	.25	.24	.24	.22
Stock Dividends	---	5%	---	---	---

Average Assets	$1,287,240	$1,287,493	$1,227,012	$1,198,045	$1,151,352
Average Equity	101,943	100,645	99,009	95,054	92,995
Return on Average Assets	1.51%	1.47%	1.58%	1.60%	1.57%
Return on Average Equity	19.12	18.83	19.53	20.16	19.48

Average Earning Assets	$1,229,909	$1,228,619	$1,168,305	$1,140,927	$1,094,530
Average Paying Liabilities	1,037,209	1,033,150	972,168	957,477	916,413
Interest Income, Tax-Equivalent [1]	18,647	19,465	19,457	19,428	18,935
Interest Expense	5,626	6,270	6,315	6,371	6,151
Net Interest Income, Tax-Equivalent [1]	13,021	13,195	13,142	13,057	12,784
Tax-Equivalent Adjustment	552	541	535	550	513
Net Interest Margin [1]	4.29%	4.26%	4.46%	4.59%	4.74%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,015	$ 8,105	$ 7,763	$ 7,757	$ 7,772
Less: Intangible Asset Amortization	(9)	(10)	(9)	(9)	(9)
Net Noninterest Expense	8,006	8,095	7,754	7,748	7,763
Net Interest Income, Tax-Equivalent	13,021	13,195	13,142	13,057	12,784
Noninterest Income	3,031	2,924	2,843	2,897	2,649
Less: Net Securities (Gains) Losses	(368)	73	---	(153)	(20)
Net Gross Income	15,684	16,192	15,683	15,683	15,683
Efficiency Ratio [1]	51.05%	49.99%	48.51%	49.03%	50.37%
Tier 1 Leverage Ratio	7.44%	7.42%	7.52%	7.50%	7.61%
Total Shareholders' Equity (i.e. Book Value)	$102,435	$101,402	$100,009	$96,944	$92,385
Book Value per Share	12.97	12.78	12.59	12.17	11.56
Intangible Assets	9,706	9,715	9,959	9,969	9,978
Tangible Book Value per Share	11.75	11.56	11.34	10.91	10.31

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.10%	.13%	.10%	.06%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.20	.22	.31	.32	.33
Allowance for Loan Losses as a Percentage of Period-end Loans	1.35	1.38	1.40	1.37	1.33
Allowance for Loan Losses as a Percentage of Nonperforming Loans	578.95	436.89	324.24	324.60	295.84
Nonperforming Loans as a Percentage of Period-end Loans	.23	.32	.43	.42	.45
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.22	.30	.29	.32

1 See "Use of Non-GAAP Financial Measures" on the preceding page.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see "Use of Non-GAAP Financial Measures")

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2003			2002
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 9,980	$ 29	1.18%	$ 7,946	$ 31	1.58%

Securities Available-for-Sale:
Taxable	302,442	3,218	4.32	245,681	3,335	5.51
Non-Taxable	16,914	183	4.39	9,319	132	5.74
Securities Held-to-Maturity:
Taxable	459	5	4.42	561	7	5.06
Non-Taxable	74,736	1,202	6.52	74,948	1,191	6.44

Loans	825,378	14,010	6.88	756,075	14,239	7.64

Total Earning Assets	1,229,909	18,647	6.15	1,094,530	18,935	7.02

Allowance For Loan Losses	(11,311)			(9,901)
Cash and Due From Banks	30,980			30,211
Other Assets	37,662			36,512
Total Assets	$1,287,240			$1,151,352

Deposits:
Interest-Bearing NOW Deposits	$ 321,091	1,146	1.45	$ 254,496	995	1.59
Regular and Money Market Savings	266,416	624	0.95	210,767	764	1.47
Time Deposits of $100,000 or More	65,816	421	2.59	98,382	663	2.73
Other Time Deposits	198,715	1,509	3.08	196,718	1,983	4.09
Total Interest-Bearing	852,038	3,700	1.76	760,363	4,405	2.35

Short-Term Borrowings	38,616	101	1.06	36,050	135	1.52
Long-Term Debt	146,555	1,825	5.05	120,000	1,611	5.44
Total Interest-Bearing Liabilities	1,037,209	5,626	2.20	916,413	6,151	2.72

Demand Deposits	133,446			124,543
Other Liabilities	14,642			17,401
Total Liabilities	1,185,297			1,058,357
Shareholders' Equity	101,943			92,995
Total Liabilities and Shareholders' Equity	$1,287,240			$1,151,352

Net Interest Income (Fully Taxable Basis)		13,021			12,784
Net Interest Spread			3.95%			4.30%
Net Interest Margin			4.29%			4.74%

Reversal of Tax-Equivalent Adjustment		(552)	(.18)%		(513)	(.19)%
Net Interest Income, As Reported		$12,469			$12,271

The Company reported earnings of $4.8 million for the first quarter of 2003, an increase of $339 thousand, or 7.6%, over the first quarter of 2002. Diluted earnings per share were $.59 and $.54 for the two respective periods, an increase of 9.3% from the first quarter of 2002 to the first quarter of 2003. The returns on average assets were 1.51% and 1.57% for the first quarters of 2003 and 2002, respectively. The returns on average equity were 19.12% and 19.48% for the first quarters of 2003 and 2002, respectively.

Total assets were $1.320 billion at March 31, 2003, which represented an increase of $48.4 million, or 3.8%, from December 31, 2002, and an increase of $165.6 million, or 14.4%, above the level at March 31, 2002.

The increase in total assets from December 31, 2002 to March 31, 2003 was driven primarily by an increase in deposits. The Company was able to deploy most of its newly derived deposits into new loan originations, and the remainder was placed in short-term investments, primarily federal funds.

Shareholders' equity increased $1.0 million during the first three months of 2003, reflecting net income of $4.8 million less net unrealized losses on securities available-for-sale (net of tax) of approximately $370 thousand, cash dividends of $2.0 million and stock repurchases (net of new stock issuances) of $1.5 million. The Company's regulatory capital ratios continued to exceed regulatory minimum requirements at period-end and the Company and both Company banks qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Consolidated Balance Sheet Data

(Dollars in Thousands) (at Period-End)

				$ Change	$ Change	% Change	% Change
	Mar 2003	Dec 2002	Mar 2002	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 19,500	$ 3,000	$ 5,000	$ 16,500	$ 14,500	550.0	290.0
Securities Available for Sale	331,583	326,661	262,615	4,922	68,968	1.5	26.3
Securities Held to Maturity	75,943	74,505	75,415	1,438	528	1.9	0.7
Loans, Net of Unearned Income (1)	841,161	811,292	758,258	29,869	82,903	3.7	10.9
Allowance for Loan Losses	11,388	11,193	10,100	195	1,288	1.7	12.8
Earning Assets (1)	1,268,187	1,215,458	1,101,288	52,729	166,899	4.3	15.2
Total Assets	1,319,858	1,271,421	1,154,224	48,437	165,634	3.8	14.4

Demand Deposits	$ 133,519	$133,644	$125,702	$ (125)	$ 7,817	(0.1)	6.2
NOW, Regular Savings &
Money Market Deposit Accounts	602,936	565,545	487,383	37,391	115,553	6.6	23.7
Time Deposits of $100,000 or More	81,640	60,095	85,104	21,545	(3,464)	35.9	(4.1)
Other Time Deposits	196,628	198,723	197,381	(2,095)	(753)	(1.1)	(0.4)
Total Deposits	$1,014,723	$958,007	$895,570	$ 56,716	$119,153	5.9	13.3
Short-Term Borrowings	$ 33,279	$ 48,498	$ 32,262	$ (15,219)	$ 1,017	(31.4)	3.2
Federal Home Loan Bank Advances	145,000	145,000	115,000	---	30,000	0.0	26.1
Shareholders' Equity	102,435	101,402	92,385	1,033	10,050	1.0	10.9

1 Includes Nonaccrual Loans

Increases in Sources of Funds: Increases in internally generated deposit balances (a net increase of $56.7 million, or 5.9%, from December 31, 2002 to March 31, 2003) accounted for all of the increase in the Company's sources of funds. There was no increase in long-term borrowings, and short-term borrowings decreased by $15.2 million, or 31.4%, from year-end balances. The Company experienced moderate growth in money market savings accounts attributable to consumer deposits. Demand deposits and other time deposits remained essentially unchanged over the period.

Deployment of Funds into Earning Assets: Total loans at March 31, 2003 amounted to $841.2 million, an increase of $29.9 million, or 3.7%, from December 31, 2002, and an increase of $82.9 million, or 10.9%, from March 31, 2002. The area of the loan portfolio experiencing the greatest increase over the twelve month period was residential real estate loans, followed by commercial and commercial real estate loans. Indirect consumer loans increased by 6.0% over the period, and continued to represent the largest single category of loans within the portfolio. The increase in indirect loans came at the end of the twelve-month period. From September 30, 2001, to September 30, 2002, indirect loan balances remained essentially unchanged in absolute terms, and declined slightly as a percentage of the overall portfolio, in the face of manufacturers' heavily subsidized vehicle financing programs. During the last two quarters, however, the Company became more aggressive in its competition for pricing these loans and balances have begun to grow again.

While it is the intention of the Company that the greatest portion of its earning assets will consist of high quality loans, much of the asset growth occurring in the first quarter of 2003 took place in the investment securities portfolio and federal funds, as cash flows from deposits and maturing investments and loans exceeded loan originations. On a long-term basis, however, our loan growth generally has matched our deposit growth in percentage terms and we expect this trend to continue in forthcoming periods. As reported in the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $36.5 million for the first three months of 2003. Most of these cash flows resulted from the monthly amortization of mortgage-backed securities. Among other needs, this cash flow is available to fund loan growth or for redeployment in the available-for-sale portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company's deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Demand Deposits	$133,446	$135,915	$138,336	$129,844	$124,543
Interest-Bearing Demand Deposits	321,091	313,517	273,069	287,832	254,496
Regular and Money Market Savings	266,416	254,415	236,890	217,526	210,767
Time Deposits of $100,000 or More	65,816	64,158	71,257	93,760	98,382
Other Time Deposits	198,715	203,139	206,136	198,910	196,718
Total Deposits	$985,484	$971,144	$925,688	$927,872	$884,906

Percentage of Average Quarterly Deposits
	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Demand Deposits	13.5%	14.0%	14.9%	14.0%	14.1%
Interest-Bearing Demand Deposits	32.6	32.3	29.5	31.1	28.8
Regular and Money Market Savings	27.0	26.2	25.6	23.4	23.8
Time Deposits of $100,000 or More	6.7	6.6	7.7	10.1	11.1
Other Time Deposits	20.2	20.9	22.3	21.4	22.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, the Company typically experiences little net deposit growth in the first quarter of the year. However, total deposits at March 31, 2003 increased over year-end balances by 6.9%. This increase was artificially enhanced by an atypical increase in municipal deposits at period-end, resulting from an automatic deposit of New York State funds into certain municipal accounts (approximately $20 million) on March 31, rather than on April 1, as usual. Over the last twelve months, the Company experienced growth in all categories of non-maturity deposits, except for other time deposits and time deposits of $100,000 or more, which remained essentially flat. The Company experienced modest growth in demand and NOW accounts, and significant growth in money market savings accounts, which increased $53.0 million, or 49.1% from March 31, 2002 to March 31, 2003. Early in 2002, the Company opened a new branch in Saratoga Springs, New York, but otherwise the increase in deposits was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits
	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.45	1.54	1.49	1.66	1.59
Regular and Money Market Savings	0.95	1.24	1.38	1.45	1.47
Time Deposits of $100,000 or More	2.59	2.75	2.87	2.76	2.73
Other Time Deposits	3.08	3.38	3.67	3.88	4.09
Total Deposits	1.52	1.71	1.83	1.97	2.02

Key Interest Rate Changes 1999 - 2003

		Federal
Date	Discount Rate	Funds Rate	Prime Rate
November 6, 2002	.75%	1.25%	4.25%
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Company's net interest income for the past several years has been sensitive to and impacted by changes in prevailing market interest rates. Generally, there has been a negative correlation between changes in interest rates and net interest income in ensuing periods. As indicated in the table above, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates. The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in the average rate earned on earning assets and the average rate paid on earning liabilities in the second half of that year, and more importantly, experienced decreases in net interest spread and net interest margin. However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy. By December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points. In the first ten months of 2002, there were no further rate changes, but the Federal Reserve Board resumed its rate cutting in November 2002 by decreasing rates another 50 basis points. Throughout all of 2001 and most of 2002, we experienced positive developments in our net interest margin and net interest spread, and as a consequence in our net interest income. These positive developments were at least in part a reflection of differing repricing sensitivities of our asset and liability portfolios, as our interest-bearing liabilities (chiefly, deposits) repriced downward more rapidly than our earning assets (primarily loans). While our cost of deposits decreased in all quarters of 2001 and 2002, we did not experience a decrease in the average yield in our loan portfolio until the second quarter of 2001, and such decreases as we then experienced in successive quarters of 2001 and into 2002 were initially not as significant as the decreases we continued to experience in our average cost of deposits. See the discussion under "Loan Trends" later in this report for a more complete analysis of yield trends in the loan portfolio.

The Federal Reserve Board's decrease in short-term interest rates in November 2002 had a more limited impact on our cost of deposits, because at the time rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that a matching 50 basis point decrease in rates was not practical or sustainable. The Company did lower rates to a lesser extent on all major categories of non-maturity deposit products, resulting in a small increase in the net interest margin from the last quarter of 2002 to the first quarter of 2003. Net interest margin was 4.29% for the first quarter of 2003, an improvement of 3 basis points from 4.26% for the fourth quarter of 2002. See the discussion of net interest income and net interest margin in the section of this report entitled "Use of Non-GAAP Financial Measures," at the beginning of Management's Discussion and Analysis.

During periods of falling interest rates, we typically experience a pattern where customers reinvest maturing time deposits in non-maturity deposit products, pending a turn around in rates. At December 31, 2000, before interest rates began their two-year decline, the Company's time deposits represented approximately 42% of all deposits. At March 31, 2003, after the steep decline in interest rates, time deposits constituted only 27% of our total deposits. This shift away from time deposits to no- or low-interest demand deposits, savings and money market savings accounts contributed to the widening of our net interest margins over the period of falling rates.

Management is unable to predict whether prevailing interest rates will rise, fall or remain stable in upcoming periods, although further substantial decreases in prevailing rates are viewed as unlikely. Management also is not able to predict what effect rising or falling rates may have on net interest margin and net interest income in upcoming periods, although generally it is expected that rising rates will put significant pressure on our net interest margin, and consequently on net interest income.

In both rising and falling rate environments, we face significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances." These convertible advances have maturities of 2 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date. If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.

Management continues to explore and evaluate new non-deposit sources of funds. In 1999, the Company established a financing vehicle, Arrow Capital Trust I (the "Trust"). The Trust issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and then used the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company, bearing the same interest rate (9.5%) and similar amount ($5.0 million) The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital of the Company under regulatory definitions. Under appropriate circumstances, the Company would be able to access additional funding using similar financial vehicles, with the proceeds qualifying as regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)
	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Commercial and Commercial Real Estate	$174,745	$170,465	$168,204	$162,611	$154,732
Residential Real Estate	259,959	247,642	235,248	227,530	219,264
Home Equity	30,468	30,379	29,468	28,701	28,709
Indirect Consumer Loans	323,762	314,655	308,681	307,486	312,912
Direct Consumer Loans	36,444	37,287	37,441	38,781	40,458
Total Loans	$825,378	$800,428	$779,042	$765,109	$756,075

Percentage of Quarterly Average Loans
	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Commercial and Commercial Real Estate	21.2%	21.3%	21.6%	21.3%	20.4%
Residential Real Estate	31.5	30.9	30.2	29.7	29.0
Home Equity	3.7	3.8	3.8	3.8	3.8
Indirect Consumer Loans	39.2	39.3	39.6	40.1	41.4
Direct Consumer Loans	4.4	4.7	4.8	5.1	5.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Indirect Loans: In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio. In the last five quarters, this segment of the portfolio has ceased to grow in absolute terms and has decreased as a percentage of the overall portfolio. This flattening out of indirect loans was largely the result of an aggressive campaign of zero rate and other subsidized financing commenced by the auto manufacturers in fall 2001. Indirect loans still represent the largest category of loans (39.2%) in the portfolio, and any developments threatening the indirect loan business generally may impact the Company due to our reliance on such loans. If auto manufacturers continue to offer heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the portfolio at March 31, 2003, at 31.5% of average loans for the quarter. Residential real estate loans increased $10.7 million during the period as originations of $29 million were offset by normal amortization, refinancings and prepayments. Residential real estate loans represented the fastest growing segment in the Company's loan portfolio for the first quarter of 2003.

Commercial and Commercial Real Estate Loans: Commercial and commercial real estate loans represented the second fastest growing segment of the Company's loan portfolio for the first quarter of 2003. These loan balances increased over $11 million since year-end 2002.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Commercial and Commercial Real Estate	6.86%	7.21%	7.24%	7.26%	7.42%
Residential Real Estate	6.93	7.04	7.16	7.29	7.46
Home Equity	5.27	5.76	6.02	6.19	6.43
Indirect Consumer Loans	6.82	7.20	7.48	7.70	7.81
Direct Consumer Loans	8.56	8.69	8.99	8.88	8.92
Total Loans	6.88	7.16	7.35	7.49	7.64

In general, the yield on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2003." Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields. As noted in the earlier discussion, during the recent period of declining rates (mid-2001 through 2002), we experienced a time lag between the impact of declining rates on our deposit portfolio and the impact on our loan portfolio, which positively affected the net interest margin during this period. Net interest margin expanded during 2001 and the first quarter of 2002. As prevailing rates and the Company's deposit rates began to flatten out in mid-2002, however, loan yields began to decline and further declines in loan yields may be expected, reinforced by the Federal Reserve's actions in November 2002 to decrease prevailing rates by 50 basis points. As a result, the net interest margin began to contract in the second quarter of 2002 and for the following two quarters. Net interest margin increased by 3 basis points in the first quarter of 2003 but management is unable to forecast significant margin expansion, if any, in upcoming periods.

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2003	Dec 2002	Sep 2002	Jun 2002	Mar 2002
Loan Balances:
Period-End Loans	$841,161	$811,292	$ 785,941	$ 775,436	$758,258
Average Loans, Year-to-Date	825,378	775,296	766,826	760,617	756,075
Average Loans, Quarter-to-Date	825,378	800,428	779,042	765,109	756,075
Period-End Assets	1,319,858	1,271,421	1,262,965	1,193,702	1,154,089

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,193	$ 9,720	$ 9,720	$ 9,720	$ 9,720
Provision for Loan Losses, Y-T-D	405	2,288	1,845	1,230	615
Net Charge-offs, Y-T-D	(210)	(815)	(557)	(355)	(235)
Allowance for Loan Losses, End of Period	$11,388	$11,193	$11,008	$10,595	$10,100

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,193	$11,008	$10,595	$10,100	$ 9,720
Provision for Loan Losses, Q-T-D	405	443	615	615	615
Net Charge-offs, Q-T-D	(210)	(258)	(202)	(120)	(235)
Allowance for Loan Losses, End of Period	$11,388	$11,193	$11,008	$10,595	$10,100

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,967	$2,471	$3,270	$3,196	$3,414
Loans Past due 90 Days or More
and Still Accruing Interest	---	91	125	68	---
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,967	2,562	3,395	3,264	3,414
Repossessed Assets	231	143	258	190	273
Other Real Estate Owned	---	51	73	41	---
Total Nonperforming Assets	$2,198	$2,756	$3,726	$3,495	$3,687

Asset Quality Ratios:
Allowance to Nonperforming Loans	578.95%	436.89%	324.24%	324.60%	295.84%
Allowance to Period-End Loans	1.35	1.38	1.40	1.37	1.33
Provision to Average Loans (Quarter)	0.20	0.22	0.31	0.32	0.33
Provision to Average Loans (YTD)	0.20	0.30	0.32	0.33	0.33
Net Charge-offs to Average Loans (Quarter)	0.10	0.13	0.10	0.06	0.13
Net Charge-offs to Average Loans (YTD)	0.10	0.11	0.10	0.09	0.13
Nonperforming Loans to Total Loans	0.23	0.32	0.43	0.42	0.45
Nonperforming Assets to Total Assets	0.17	0.22	0.30	0.29	0.32

The Company's nonperforming assets at March 31, 2003 amounted to $2.2 million, a decrease of $558 thousand, or 20.2%, from December 31, 2002, and a decrease of $1.5 million, or 40.4%, from March 31, 2002. The decrease from March 31, 2002 was primarily attributable to one commercial borrower whose debt was satisfied in full with no charge-off in the fourth quarter of 2002.

At period-end, nonperforming assets represented .17% of total assets, a 5 basis point decrease from .22% at year-end 2002 and a 15 basis point decrease from .32% at March 31, 2002. At December 31, 2002 this ratio for the Company's peer group was .62%.

At March 31, 2003, the Company had identified only one commercial credit relationship that, although still performing and accruing interest, nevertheless exhibited sufficient weakness to warrant mention as a potential problem loan. The amount of the potential problem loan on that date was $2.0 million. As of the same date, a related commercial credit to the same borrower was on nonaccrual status. The amount of the nonaccruing credit was $319 thousand, reduced from $850 thousand on December 31, 2002, reflecting cash payments received from the borrower during the period.

In the first quarter of 2003, a commercial borrower announced plans to discontinue some or all aspects of its business operations. The borrower is currently indebted to the Company in the aggregate amount of $2.3 million through three separate loans. Two loans totaling $1.8 million are essentially fully collateralized by high grade, liquid, marketable securities. These two loans are further collateralized by a blanket lien on equipment and various other assets. The third loan with a current balance of $491 thousand is secured by commercial real estate having an estimated market value significantly in excess of the loan balance. There are no commitments to extend additional credit to the borrower. We believe that our risk of credit loss to this borrower, at this time, is very limited and the loans remain on accrual status.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.0 million at March 31, 2003 and represented 0.59% of loans outstanding at that date, as compared to approximately $5.7 million, or 0.71% of loans outstanding at December 31, 2002. These non-current loans were composed of approximately $3.8 million of consumer loans, principally indirect motor vehicle loans, $357 thousand of residential real estate loans and commercial loans of $348 thousand.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State. In general, the economy in this area was relatively strong in the 1997-2000 period. As the country slid into a mild recession in 2001 which continued throughout 2002, the economic downturn was not as severe in this geographic area. In the "Capital District" in and around Albany and in the area north of the Capital District, which are the Company's principal service areas, unemployment remained below the national average. The unemployment rate has been at or above the national average in the Company's service areas in Clinton and Essex Counties, near the Canadian border, during 2002 and the first quarter of 2003.

On an annualized basis, the ratio of the 2003 first quarter net charge-offs to average loans was .10%, three basis points lower than the annualized ratio of net charge-offs to average loans of .13% in the comparable 2002 period. The provision for loan losses was $405 thousand for the first quarter of 2003, compared to a provision of $615 thousand for the first quarter of 2002 and a provision of $443 thousand for the preceding quarter. The provision as a percentage of average loans (annualized) was .20% for the first quarter of 2003, a decrease of 13 basis points from the .33% ratio for the comparable 2002 period. The decrease in the provision is due primarily to the fact that nonperforming loans and net charge-offs remained stable over the past several quarters even as the Company experienced moderate growth in the loan portfolio.

The allowance for loan losses at March 31, 2003 amounted to $11.4 million. The ratio of the allowance to outstanding loans at March 31, 2003, was 1.35%, three basis points lower than the ratio at December 31, 2002 and two basis points higher than this ratio at March 31, 2002. The allowance as a percent of nonperforming loans was 578.95% at March 31, 2003.

CAPITAL RESOURCES

Shareholders' equity increased $1.0 million during the first three months of 2003. During this period, net income was $4.8 million, which was reduced by net unrealized losses on securities available-for-sale (net of tax) of approximately $370 thousand, stock repurchases (net of new stock issuances) of $1.5 million, and cash dividends of $2.0 million ($.25 per share). Over the twelve-month period, shareholders' equity increased by 10.9%. Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, part of our financial statements set forth elsewhere in this report.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities. Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's newly adopted rules governing disclosure of such non-GAAP financial measures. Thus, certain information which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below. The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock, less intangible assets. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses. The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting. For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios. The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized." The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards. As of March 31, 2003, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios
		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.44	11.31	12.50
Glens Falls National Bank & Trust Co.	7.47	11.92	13.17
Saratoga National Bank & Trust Co.	8.37	9.54	12.93

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at March 31, 2003 were above minimum capital standards for financial institutions. Additionally, all Company and subsidiary banks' capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company's common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW. The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On April 30, 2003, the Company announced the 2003 second quarter dividend of $.26 payable on June 13, 2003.

Quarterly Per Share Stock Prices and Dividends

	Sales Price		Cash Dividends Declared
	Low	High
2002
First Quarter	$26.667	$28.810	$.219
Second Quarter	26.524	34.210	.238
Third Quarter	26.695	34.505	.238
Fourth Quarter	24.810	34.970	.250

2003
First Quarter	$28.100	$31.150	$.250
Second Quarter (Payable June 13, 2003)			.260

	2003	2002
First Quarter Diluted Earnings Per Share	$.59	$.54
Dividend Payout Ratio (Second quarter dividends as
a percent of first quarter diluted earnings per share)	44.07%	44.07%
Book Value Per Share	$12.97	$11.56
Tangible Book Value Per Share	11.75	10.31

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB"). The Company has established overnight and 30 day term lines of credit with the Federal Home Loan Bank ("FHLB") each in the amount of $56.6 million at March 31, 2003. If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock. In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

RESULTS OF OPERATIONS: Three Months Ended March 31, 2003 Compared With

Three Months Ended March 31, 2002

Summary of Earnings Performance

(Dollars in Thousands)
	Quarter Ending
	Mar 2003	Mar 2002	Change	% Change
Net Income	$4,806	$4,467	$339	7.6%
Diluted Earnings Per Share	.59	.54	.05	9.3
Return on Average Assets	1.51%	1.57%	(.06)	(3.8)
Return on Average Equity	19.12%	19.48%	(.36)	(1.8)

The Company reported earnings of $4.8 million for the first quarter of 2003, an increase of $339 thousand, or 7.6%, above the total for the 2002 quarter. Diluted earnings per share of $.59 for 2003 represented an increase of 9.3% over the $.54 diluted earnings per share for the 2002 quarter. Included in net income are net securities gains of $220 thousand (net of tax) for the 2003 period and $12 thousand (net of tax) for the 2002 period. Changes in the major categories of income and expense are described in the ensuing sections.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2003	Mar 2002	Change	% Change
Interest and Dividend Income	$18,647	$18,935	$(288)	(1.5)%
Interest Expense	5,626	6,151	(525)	(8.5)
Net Interest Income	$ 13,021	$ 12,784	$ 237	1.9

Taxable Equivalent Adjustment	552	513	39	7.6%

Average Earning Assets (1)	$1,229,909	$1,094,530	$135,379	12.4%
Average Paying Liabilities	1,037,209	916,413	120,796	13.2

Yield on Earning Assets (1)	6.15%	7.02%	(0.87)%	(12.4)
Cost of Paying Liabilities	2.20	2.72	(0.52)	(19.1)
Net Interest Spread	3.95	4.30	(0.35)	(8.1)
Net Interest Margin	4.29	4.74	(0.45)	(9.5)

(1) Includes Nonaccrual Loans

The Company's net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.74% to 4.29%, from the first quarter of 2002 to the first quarter of 2003. Net interest margin for both periods was significantly influenced by changes in prevailing interest rates, and the impact of such changes on net interest income, as discussed previously in this report under the sections entitled "Deposit Trends" and "Loan Trends." Net interest income increased by $236 thousand from the first quarter of 2002 to the first quarter of 2003, as the positive impact of an increase in average earning assets between the periods more than offset the negative impact of a declining net interest margin.

The provision for loan losses was $405 thousand and $615 thousand for the quarters ended March 31, 2003 and 2002, respectively. The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)
	Quarter Ending
	Mar 2003	Mar 2002	Change	% Change
Income from Fiduciary Activities	$ 867	$1,063	$(196)	(18.4)%
Fees for Other Services to Customers	1,617	1,345	272	20.2
Net Gains on Securities Transactions	368	20	348	1,740.0
Other Operating Income	179	221	(42)	(19.0)
Total Other Income	$3,031	$2,649	$ 382	14.4

Other income for the first quarter of 2003 includes $368 thousand from the sale of investment securities in the available-for-sale portfolio having a book value of $54.4 million. The Company sold short-term mortgage-backed securities and replaced those investments with similar instruments having maturities in the two to three year range. By contrast net income for the first quarter of 2002 included only $20 thousand of net securities gains.

Income from fiduciary activities totaled $867 thousand for the first quarter of 2003, a decrease of $196 thousand, or 18.4%, from the first quarter of 2002. This decrease was in part attributable to the decline in value of trust assets under administration, which itself was largely the result of the overall decline in the equity markets. Trust assets under administration at March 31, 2003, stated at market value, amounted to $605.9 million, a decrease of $90.6 million, or 13.0%, from March 31, 2002. The Company also experienced a slight decrease in the number of accounts under administration.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX). These funds had a market value of $87.7 million at March 31, 2003. These funds were introduced in March 2001, and are advised by the Company's subsidiary, North Country Investment Advisors, Inc. Currently, the funds consist primarily of qualified employee benefit plan accounts. The funds are also offered on a retail basis at most of the Company's branch locations.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.6 million for the first quarter of 2003, an increase of $272 thousand, or 20.2%, from the 2002 first quarter. The increase was primarily attributable to growth in the number of transaction deposit accounts but also reflected increases in the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income included some residual third party credit card servicing income in the 2002 period ($47 thousand), but that source of income was fully eliminated by the end of the 2003 quarter. Other operating income also includes data processing servicing fee income received from one upstate New York bank, gains on the sale of loans and other real estate owned, if any. Other operating income in the 2003 period amounted to $179 thousand, a decrease of $42 thousand, or 19.0%, from the first quarter of 2002.

Other Expense

Summary of Other Expense

(Dollars in Thousands)
	Quarter Ending
	Mar 2003	Mar 2002	Change	% Change
Salaries and Employee Benefits	$4,750	$4,514	$ 236	5.2%
Occupancy Expense of Premises, Net	639	603	36	6.0
Furniture and Equipment Expense	671	612	59	9.6
Other Operating Expense	1,955	2,043	(88)	(4.3)
Total Other Expense	$8,015	$7,772	$ 243	3.1

Efficiency Ratio (see "Use of Non-GAAP Financial Measures" earlier in this Report)	51.05%	50.37%	(0.68)	(1.4)

Other expense for the first quarter of 2003 was $8.0 million, an increase of $243 thousand, or 3.1%, over the expense for the first quarter of 2002. For the quarter ended March 31, 2003, the Company's efficiency ratio was 51.05%. This ratio is a comparative measure of a financial institution's operating efficiency. The calculation providing the components of the efficiency ratio (a ratio where lower is better) is shown in the table earlier in this report under the heading "OVERVIEW, Selected Quarterly Information." The efficiency ratio may constitute a "non-GAAP financial measure" under the SEC's rules. As a consequence, certain additional information has been presented elsewhere in this report on the Company's efficiency ratio for the last five quarters. See "Use of Non-GAAP Financial Measures" earlier in this report. The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation. Without the adjustment for intangible asset amortization, the Company's efficiency ratio for the quarter was 51.15%, which compares favorably to the Company's December 31, 2002 peer group ratio of 59.40%.

Salaries and employee benefits expense increased $236 thousand, or 5.2%, from the first quarter of 2002 to the first quarter of 2003. The increase was attributable to normal merit pay increases and to a 1.7% increase in full-time equivalent staff. On an annualized basis, total personnel expense to average assets was 1.50% for the first quarter of 2003, which compared favorably to the ratio for the Company's peer group of 1.67% at December 31, 2002.

Occupancy expense was $639 thousand for the first quarter of 2003, a $36 thousand increase, or 6.0%, over the first quarter of 2002. The increase was primarily attributable to increases in maintenance and insurance costs. Furniture and equipment expense was $671 thousand for the first quarter of 2003, a $59 thousand increase, or 9.6%, above first quarter of 2002. The increase was primarily attributable to depreciation expense and the cost for computer maintenance.

Other operating expense was $2.0 million for the first quarter of 2003, a decrease of $88 thousand, or 4.3%, from the first quarter of 2002. The amounts originally reported in the March 31, 2002 Form 10-Q were retroactively restated to eliminate goodwill amortization expense upon the adoption of SFAS No. 147. See Note 4 in the "Notes to Unaudited Consolidated Financial Statements."

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ending
	Mar 2003	Mar 2002	Change	% Change
Provision for Income Taxes	$2,274	$2,066	$208	10.1%
Effective Tax Rate	32.12%	31.62%	0.50%	1.6

The provision for federal and state income taxes amounted to $2.3 million and $2.1 million for the first quarter of 2003 and 2002, respectively. The Company experienced a small increase in the effective tax rate from the first quarter of 2002 to the first quarter of 2003 due to the fact that taxable income increased more than tax exempt income (primarily from tax exempt securities and loans).

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk. Market risk is the possibility that changes in the market for the Company's products and services, including changes in market rates or prices, will make the Company's position less valuable. The ongoing monitoring and management of risk is an important component of the Company's asset/liability management process which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. The Company does not make use of derivatives, such as interest rate swaps, in its risk management process.

Interest rate risk is the most significant market risk affecting the Company. Interest rate risk is the exposure of the Company's net interest income to changes in interest rates, assuming other variables affecting the Company's business are unchanged. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks primarily for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

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

The preceding sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast and should not be relied upon as being indicative of expected operating results. As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years, particularly in 2001, to bring about a decrease in prevailing short-term interest rates which had a positive effect on the Company's net interest income. Rates are now at very low levels and further substantial cuts are not possible. Management believes it likely that rates will begin to rise later in 2003 or 2004. A rising rate environment, or even continuation of the current flat interest rates, may have a negative impact on net interest margin.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held April 30, 2003, shareholders elected the following directors to the classes listed below for each. The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
John J. Carusone, Jr.	2006	5,958,334	182,521	---
David G. Kruczlnicki	2006	6,054,045	86,810	---
David L. Moynehan	2006	6,035,340	107,515	---

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 - Certification of Chief Executive Officer of Arrow Financial Corporation

Exhibit 99.2 - Certification of Chief Financial Officer of Arrow Financial Corporation

Except for Earnings Releases furnished under Item 12, no Current Reports were filed on Form 8-K during or for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 14, 2003 s/Thomas L. Hoy

Thomas L. Hoy, President and

Chief Executive Officer

Date: May 14, 2003 s/John J. Murphy

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By: /s/ John J. Murphy John J. Murphy

Chief Financial Officer