Form 10-Q
period 2003-06-30
ARROW FINANCIAL CORP
filed 2003-08-13
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

Registrant’s telephone number, including area code: (518) 745-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2003
Common Stock, par value $1.00 per share	7,900,794

#

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2003

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002
Consolidated Statements of Income for the Three Month and Six Month Periods ended June 30, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Six Month Periods Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2003 and 2002
Notes to Unaudited Consolidated Interim Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Change in Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and Due from Banks	$ 30,598	$ 29,141
Federal Funds Sold	---	3,000
Cash and Cash Equivalents	30,598	32,141

Securities Available-for-Sale	314,966	326,661
Securities Held-to-Maturity (Approximate Fair
Value of $99,948 in 2003 and $79,476 in 2002)	95,048	74,505

Loans	848,778	811,292
Allowance for Loan Losses	(11,518)	(11,193)
Net Loans	837,260	800,099

Premises and Equipment, Net	13,902	13,715
Other Real Estate and Repossessed Assets, Net	198	194
Goodwill	9,297	9,297
Other Intangible Assets, Net	400	418
Other Assets	15,489	14,391
Total Assets	$1,317,158	$1,271,421

LIABILITIES
Deposits:
Demand	$ 142,421	$ 133,644
Regular Savings, N.O.W. & Money Market Deposit Accounts	574,286	565,545
Time Deposits of $100,000 or More	80,610	60,095
Other Time Deposits	195,173	198,723
Total Deposits	992,490	958,007
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	45,275	44,078
Other Short-Term Borrowings	1,926	4,420
Federal Home Loan Bank Advances	150,000	145,000
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	5,000	5,000
Other Liabilities	17,778	13,514
Total Liabilities	1,212,469	1,170,019

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (10,468,895 Shares Issued at June 30, 2003 and at December 31, 2002)	10,469	10,469
Surplus	115,627	115,110
Undivided Profits	19,144	13,611
Unallocated ESOP Shares (97,212 Shares at June 30, 2003 and at December 31, 2002)	(1,822)	(1,822)
Accumulated Other Comprehensive Income	2,406	3,253
Treasury Stock, at Cost (2,472,725 Shares at June 30,
2003 and 2,440,090 Shares at December 31, 2002)	(41,135)	(39,219)
Total Shareholders’ Equity	104,689	101,402
Total Liabilities and Shareholders’ Equity	$1,317,158	$1,271,421

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,863	$14,196	$27,784	$28,342
Interest on Federal Funds Sold	16	52	45	83
Interest and Dividends on Securities Available-for-Sale	2,973	3,792	6,285	7,199
Interest on Securities Held-to-Maturity	859	838	1,692	1,675
Total Interest and Dividend Income	17,711	18,878	35,806	37,299

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	501	645	922	1,308
Other Deposits	3,084	3,905	6,363	7,646
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	91	120	191	238
Other Short-Term Borrowings	2	8	3	25
Federal Home Loan Bank Advances	1,715	1,574	3,421	3,066
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	119	119	238	238
Total Interest Expense	5,512	6,371	11,138	12,521
NET INTEREST INCOME	12,199	12,507	24,668	24,778
Provision for Loan Losses	405	615	810	1,230
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,794	11,892	23,858	23,548

OTHER INCOME
Income from Fiduciary Activities	927	986	1,794	2,048
Fees for Other Services to Customers	1,708	1,502	3,325	2,847
Net Gains on Securities Transactions	141	153	509	173
Other Operating Income	480	256	659	478
Total Other Income	3,256	2,897	6,287	5,546

OTHER EXPENSE
Salaries and Employee Benefits	4,676	4,630	9,426	9,144
Occupancy Expense of Premises, Net	628	593	1,267	1,196
Furniture and Equipment Expense	746	647	1,417	1,259
Other Operating Expense	2,013	1,887	3,968	3,930
Total Other Expense	8,063	7,757	16,078	15,529

INCOME BEFORE PROVISION FOR INCOME TAXES	6,987	7,032	14,067	13,565
Provision for Income Taxes	2,232	2,255	4,506	4,321
NET INCOME	$ 4,755	$ 4,777	$ 9,561	$ 9,244

Average Shares Outstanding:
Basic	7,905	7,990	7,911	8,001
Diluted	8,089	8,186	8,084	8,189

Per Common Share:
Basic Earnings	$ .60	$ .60	$1.21	$1.16
Diluted Earnings	.59	.58	1.18	1.13

Share and Per Share amounts have been restated for the November 2002 five percent stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,561	---	---	---	9,561
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $900)	---	---	---	---	---	(541)	---	(541)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $509)	---	---	---	---	---	(306)	---	(306)
Other Comprehensive Loss								(847)
Comprehensive Income								8,714

Cash Dividends Declared, $.51 per Share	---	---	---	(4,028)	---	---	---	(4,028)
Stock Options Exercised (33,194 Shares)	---	---	260	---	---	---	294	554
Shares Issued Under the Directors’ Stock Plan (880 Shares)	---	---	21	---	---	---	8	29
Shares Issued Under the Employee Stock Purchase Plan (11,499 Shares)	---	---	193	---	---	---	104	297
Tax Benefit for Disposition of Stock Options	---	---	43	---	---	---	---	43
Purchase of Treasury Stock (78,208 Shares)	---	---	---	---	---	---	(2,322)	(2,322)
Balance at June 30, 2003	10,468,895	$10,469	$115,627	$19,144	$(1,822)	$ 2,406	$(41,135)	$104,689

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,244	---	---	---	9,244
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,918)	---	---	---	---	---	1,772	---	1,772
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $173)	---	---	---	---	---	(105)	---	(105)
Other Comprehensive Income								1,579
Comprehensive Income								10,823

Cash Dividends Declared, $.46 per Share	---	---	---	(3,662)	---	---	---	(3,662)
Stock Options Exercised (34,155 Shares)	---	---	162	---	---	---	302	464
Shares Issued Under the Directors’ Stock Plan (572 Shares)	---	---	11	---	---	---	6	17
Shares Issued Under the Employee Stock Purchase Plan (11,315 Shares)	---	---	170	---	---	---	100	270
Tax Benefit for Disposition of Stock Options	---	---	75	---	---	---	---	75
Purchase of Treasury Stock (92,737 Shares)	---	---	---	---	---	---	(2,586)	(2,586)
Allocation of ESOP Stock (1,300 Shares)	---	---	12	---	27	---	---	39
Balance at June 30, 2002	9,970,376	$9,970	$99,889	$22,850	$(1,914)	$ 3,141	$(36,992)	$96,944

Share and Per Share amounts have been restated for the November 2002 five percent stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2003	2002
Operating Activities:
Net Income	$ 9,561	$ 9,244
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	810	1,230
Depreciation and Amortization	2,793	1,448
Compensation Expense for Allocated ESOP Shares	---	39
Gains on the Sale of Securities Available-for-Sale	(550)	(173)
Losses on the Sale of Securities Available-for-Sale	41	---
Loans Originated and Held-for-Sale	(14,994)	(3,143)
Proceeds from the Sale of Loans Held-for-Sale	15,366	3,156
Net (Gains) Losses on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(319)	4
Tax Benefit for Disposition of Stock Options	43	75
Decrease (Increase) in Deferred Tax Assets	122	(254)
(Increase) Decrease in Interest Receivable	184	(171)
(Decrease) in Interest Payable	(141)	(205)
(Increase) Decrease in Other Assets	(918)	443
Increase (Decrease) n Other Liabilities	4,406	(643)
Net Cash Provided By Operating Activities	16,404	11,050

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	96,541	23,097
Proceeds from the Maturities and Calls of Securities Available-for-Sale	81,117	40,004
Purchases of Securities Available-for-Sale	(168,968)	(82,802)
Proceeds from the Maturities of Securities Held-to-Maturity	1,197	956
Purchases of Securities Held-to-Maturity	(21,754)	(52)
Net Increase in Loans	(38,487)	(21,275)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	470	770
Purchases of Premises and Equipment	(779)	(798)
Net Cash Used In Investing Activities	(50,663)	(40,100)

Financing Activities:
Net Increase in Deposits	34,483	15,641
Net (Decrease) Increase in Short-Term Borrowings	(1,297)	2,732
Federal Home Loan Bank Advances	20,000	20,000
Federal Home Loan Bank Repayments	(15,000)	---
Purchases of Treasury Stock	(2,322)	(2,586)
Treasury Stock Issued for Stock-Based Plans	880	751
Cash Dividends Paid	(4,028)	(3,662)
Net Cash Provided By Financing Activities	32,716	32,876
Net (Decrease) Increase in Cash and Cash Equivalents	(1,573)	3,826
Cash and Cash Equivalents at Beginning of Period	32,141	41,944
Cash and Cash Equivalents at End of Period	$30,598	$45,770

Supplemental Cash Flow Information:
Interest Paid	$11,278	$12,726
Income Taxes Paid	1,224	5,414
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	516	607

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

June 30, 2003

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002; the results of operations for the three and six month periods ended June 30, 2003 and 2002; the changes in shareholders’ equity for the six month periods ended June 30, 2003 and 2002; and the cash flows for the six month periods ended June 30, 2003 and 2002.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2002, included in the Company’s 2002 Form 10-K.

2.   Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of June 30, 2003 and December 31, 2002:

	2003	2002
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (706)	$ (706)
Net Unrealized Holding Gains on Securities Available-for-Sale	3,112	3,959
Total Accumulated Other Comprehensive Income	$2,406	$3,253

3.   Earnings Per Common Share (Restated for Stock Dividends) (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and six-month periods ended June 30, 2003 and 2002:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2003:
Basic EPS	$4,755	7,905	$.60
Dilutive Effect of Stock Options	---	184
Diluted EPS	$4,755	8,089	$.59

For the Three Months Ended June 30, 2002:
Basic EPS	$4,777	7,990	$.60
Dilutive Effect of Stock Options	---	196
Diluted EPS	$4,777	8,186	$.58

Share and Per Share amounts have been restated for the November 2002 five percent stock dividend.

#

3.   Earnings Per Common Share (Restated for Stock Dividends) (In Thousands, Except Per Share Amounts), Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2003:
Basic EPS	$9,561	7,911	$1.21
Dilutive Effect of Stock Options	---	173
Diluted EPS	$9,561	8,084	$1.18

For the Six Months Ended June 30, 2002:
Basic EPS	$9,244	8,001	$1.16
Dilutive Effect of Stock Options	---	188
Diluted EPS	$9,244	8,189	$1.13

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

#

4.   Goodwill and Other Intangible Assets (In Thousands), Continued

The following table presents information on the Company’s intangible assets (other than goodwill) as of June 30, 2003 and December 31, 2002:

	Depositor Intangibles	Pension Intangible Asset	Total
Gross Carrying Amount, June 30, 2003	$560	$322	$ 882
Accumulated Amortization	(482)	---	(482)
Net Carrying Amount, June 30, 2003	$ 78	$322	$ 400

Gross Carrying Amount, December 31, 2002	$560	$322	$ 882
Accumulated Amortization	(464)	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	$322	$ 418

2003 Amortization Expense (Second Quarter)	$ 9	$ ---	$ 9
2002 Amortization Expense (Second Quarter)	9	---	9

2003 Amortization Expense (First Six Months)	18	---	18
2002 Amortization Expense (First Six Months)	18	---	18

Estimated Annual Amortization Expense:
2003	37	---	37
2004	37	---	37
2005	22	---	22

#

5. Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income (other than for certain stock appreciation rights granted in 1992 and earlier, all of which have been exercised as of June 30, 2003), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first six months of 2003.  The weighted-average fair value of options granted during 2002 was $7.61.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 3.24%; expected volatility of 27.5%; risk free interest rate of 3.13%; and expected lives of 7.0 years.  The Company also sponsors an Employee Stock Purchase Plan (ESPP) with a 15% discount on market price.  Under SFAS No. 123, the ESPP is considered compensatory and the entire discount is considered to be compensation expense in the pro forma disclosures.  Under APB 25, a discount of 15% or less is not considered compensatory expense.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as Reported	$4,755	$4,777	$9,561	$9,244
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107)	(87)	(209)	(172)
Pro Forma Net Income	$4,648	$4,690	$9,352	$9,072

Earnings per Share:
Basic - as Reported	$.60	$.60	$1.21	$1.16
Basic - Pro Forma	.59	.59	1.18	1.13
Diluted - as Reported	.59	.58	1.18	1.13
Diluted - Pro Forma	.58	.57	1.16	1.11

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   The Company had approximately $2.9 million of standby letters of credit on June 30, 2003, most of which will expire within one year and many of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Company’s standby letters of credit at June 30, 2003 was insignificant.

#

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

July 18, 2003

#

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2003

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q includes statements that are not historical in nature but rather are based on management’s beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “should,” “plans,” “will,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Others are based on management’s general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are (i) statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" regarding loan yields in upcoming periods and (ii) statements in the fifth paragraph under the caption “Quantitative and Qualitative Disclosures About Market Risk” regarding net interest margin and net interest income.  Forward-looking statements in this Report are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in banking operations.  Significant geopolitical developments, whether or not anticipated, also may cause differences between expected future outcomes as expressed in forward-looking statements and actual outcomes.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as expressly required under applicable laws and regulations, the Company undertakes no obligation to revise or update forward-looking statements contained in this Report to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2002.

Arrow Financial Corporation (the "Company") is a two-bank holding company headquartered in Glens Falls, New York.  Its banking subsidiaries are Glens Falls National Bank and Trust Company (“GFNB”) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (“SNB”) whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 175 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated March 31, 2003.  Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

#

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) recently adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies after March 28, 2003, that contain “non-GAAP financial measures.”  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same sorts of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP such that supplemental information is not required when companies include these exempted measures in their public disclosures or SEC filings.  GAAP is generally accepted accounting principles in the United States of America.  The following measures may be affected by these new rules, however, management is unable to predict whether the SEC will regard these or certain other financial measures used by the Company in its normal presentation of financial information as "non-GAAP financial measures" within the meaning of the SEC's new rules.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, typically is presented on a tax-equivalent basis.  That is, to the extent that some component of the issuer's net interest income will be exempt from taxation (e.g., was received by the issuer as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by institutions, again to provide a better basis of comparison from institution to institution.

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

#

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the November 2002 5% stock dividend.

	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Net Income	$4,755	$4,806	$4,776	$4,874	$4,777

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	85	221	(43)	---	92
Demutualization Benefit from an Employee Group Insurance Trust	---	---	---	---	55
Recovery Related to Former Vermont Operations	---	---	103	---	---
Net Gains on the Sale of Other Real Estate Owned	---	7	---	2	---

Period End Shares Outstanding	7,899	7,895	7,932	7,942	7,968
Basic Average Shares Outstanding	7,905	7,916	7,929	7,966	7,990
Diluted Average Shares Outstanding	8,089	8,087	8,118	8,169	8,186
Basic Earnings Per Share	.60	.61	.60	.61	.60
Diluted Earnings Per Share	.59	.59	.59	.60	.58
Cash Dividends	.26	.25	.25	.24	.24
Stock Dividends	---	---	5%	---	---

Average Assets	$1,310,826	$1,287,240	$1,287,493	$1,227,012	$1,198,045
Average Equity	103,843	101,943	100,645	99,009	95,054
Return on Average Assets	1.46%	1.51%	1.47%	1.58%	1.60%
Return on Average Equity	18.37	19.12	18.83	19.53	20.16

Average Earning Assets	$1,253,422	$1,229,909	$1,228,619	$1,168,305	$1,140,927
Average Paying Liabilities	1,054,745	1,037,209	1,033,150	972,168	957,477
Interest Income, Tax-Equivalent [1]	18,288	18,647	19,465	19,457	19,428
Interest Expense	5,512	5,626	6,270	6,315	6,371
Net Interest Income, Tax-Equivalent [1]	12,776	13,021	13,195	13,142	13,057
Tax-Equivalent Adjustment	577	552	541	535	550
Net Interest Margin [1]	4.09%	4.29%	4.26%	4.46%	4.59%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,063	$ 8,015	$ 8,105	$ 7,763	$ 7,757
Less: Intangible Asset Amortization	(9)	(9)	(10)	(9)	(9)
Net Noninterest Expense	8,054	8,006	8,095	7,754	7,748
Net Interest Income, Tax-Equivalent	12,776	13,021	13,195	13,142	13,057
Noninterest Income	3,256	3,031	2,924	2,843	2,897
Less: Net Securities (Gains) Losses	(141)	(368)	73	---	(153)
Net Gross Income	15,891	15,684	16,192	15,985	15,801
Efficiency Ratio [1]	50.68%	51.05%	49.99%	48.51%	49.03%
Tier 1 Leverage Ratio	7.52%	7.44%	7.32%	7.52%	7.50%
Total Shareholders’ Equity (i.e. Book Value)	$104,689	$102,435	$101,402	$100,009	$96,944
Book Value per Share	13.25	12.97	12.78	12.59	12.17
Intangible Assets	9,697	9,706	9,715	9,959	9,969
Tangible Book Value per Share	12.03	11.75	11.56	11.34	10.92

#

Selected Quarterly Information, Continued:

	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.13%	.10%	.13%	.10%	.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.19	.20	.22	.31	.32
Allowance for Loan Losses as a Percentage of Period-end Loans	1.36	1.35	1.38	1.40	1.37
Allowance for Loan Losses as a Percentage of Nonperforming Loans	578.50	578.95	436.89	324.24	324.60
Nonperforming Loans as a Percentage of Period-end Loans	.23	.23	.32	.43	.42
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.17	.22	.30	.29

1 See “Use of Non-GAAP Financial Measures” on page 14.

Selected Six Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the November 2002 5% stock dividend.

	Jun 2003	Jun 2002
Net Income	$9,561	$9,244

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	306	104
Demutualization Benefit from an Employee Group Insurance Trust	---	-55
Net Gains on the Sale of Other Real Estate Owned	7	12

Period End Shares Outstanding	7,899	7,968
Basic Average Shares Outstanding	7,911	8,001
Diluted Average Shares Outstanding	8,084	8,189
Basic Earnings Per Share	1.21	1.16
Diluted Earnings Per Share	1.18	1.13
Cash Dividends	.51	.46
Stock Dividends	---	---

Average Assets	$1,299,086	$1,147,830
Average Equity	102,898	94,030
Return on Average Assets	1.48%	1.59%
Return on Average Equity	18.74	19.82

Average Earning Assets	$1,241,731	$1,117,857
Average Paying Liabilities	1,046,025	937,059
Interest Income, Tax-Equivalent [1]	36,935	38,362
Interest Expense	11,138	12,521
Net Interest Income, Tax-Equivalent [1]	25,797	25,841
Tax-Equivalent Adjustment	1,129	1,063
Net Interest Margin [1]	4.19%	4.66%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 16,078	$ 15,529
Less: Intangible Asset Amortization	(18)	(18)
Net Noninterest Expense	16,060	15,511
Net Interest Income, Tax-Equivalent	25,797	25,841
Noninterest Income	6,287	5,546
Less: Net Securities (Gains) Losses	(509)	(173)
Net Gross Income	31,575	31,214
Efficiency Ratio [1]	50.86%	49.69%

#

Selected Six Month Period Information, Continued:

	Jun 2003	Jun 2002
Tier 1 Leverage Ratio	7.52%	7.50%
Total Shareholders’ Equity (i.e. Book Value)	$104,689	$96,944
Book Value per Share	13.25	12.17
Intangible Assets	9,697	9,969
Tangible Book Value per Share	12.03	10.92

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.12%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.20	.33
Allowance for Loan Losses as a Percentage of Period-end Loans	1.36	1.37
Allowance for Loan Losses as a Percentage of Nonperforming Loans	578.50	324.60
Nonperforming Loans as a Percentage of Period-end Loans	.23	.42
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.29

1 See “Use of Non-GAAP Financial Measures” on page 14.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis - Second Quarter

(see “Use of Non-GAAP Financial Measures”)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2003			2002
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 5,544	$ 16	1.16%	$ 12,684	$ 52	1.64%

Securities Available-for-Sale:
Taxable	300,798	2,856	3.81	277,744	3,715	5.36
Non-Taxable	18,220	187	4.12	10,590	134	5.08
Securities Held-to-Maturity:
Taxable	486	9	7.43	544	9	6.64
Non-Taxable	78,804	1,264	6.43	74,256	1,234	6.67

Loans	849,570	13,956	6.59	765,109	14,284	7.49

Total Earning Assets	1,253,422	18,288	5.85	1,140,927	19,428	6.83

Allowance For Loan Losses	(11,452)			(10,333)
Cash and Due From Banks	31,264			30,892
Other Assets	37,592			36,559
Total Assets	$1,310,826			$1,198,045

Deposits:
Interest-Bearing NOW Deposits	$ 303,476	1,033	1.37	$ 287,833	1,194	1.66
Regular and Money Market Savings	273,453	595	0.87	217,525	786	1.45
Time Deposits of $100,000 or More	84,588	501	2.38	93,760	645	2.76
Other Time Deposits	197,068	1,456	2.96	198,910	1,925	3.88
Total Interest-Bearing Deposits	858,585	3,585	1.67	798,028	4,550	2.29

Short-Term Borrowings	39,951	93	0.93	33,295	128	1.54
Long-Term Debt	156,209	1,834	4.71	126,154	1,693	5.38
Total Interest-Bearing Liabilities	1,054,745	5,512	2.10	957,477	6,371	2.67

Demand Deposits	136,487			129,844
Other Liabilities	15,751			15,670
Total Liabilities	1,206,983			1,102,991
Shareholders’ Equity	103,843			95,054
Total Liabilities and Shareholders’ Equity	$1,310,826			$1,198,045

Net Interest Income (Fully Taxable Basis)		12,776			13,057
Net Interest Spread			3.75			4.16
Net Interest Margin			4.09			4.59

Reversal of Tax-Equivalent Adjustment		(577)	(.18)		(550)	(.19)
Net Interest Income, As Reported		$12,199			$12,507

#

Average Consolidated Balance Sheets and Net Interest Income Analysis - First Six Months

(see “Use of Non-GAAP Financial Measures”)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2003			2002
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 7,750	$ 45	1.17%	$ 10,328	$ 83	1.62%

Securities Available-for-Sale:
Taxable	301,016	6,054	4.06	261,250	7,049	5.44
Non-Taxable	18,170	370	4.11	10,509	241	4.62
Securities Held-to-Maturity:
Taxable	472	13	5.55	553	16	5.83
Non-Taxable	76,782	2,486	6.53	74,600	2,452	6.63

Loans	837,541	27,967	6.73	760,617	28,521	7.56

Total Earning Assets	1,241,731	36,935	6.00	1,117,857	38,362	6.92

Allowance For Loan Losses	(11,382)			(10,118)
Cash and Due From Banks	31,123			30,553
Other Assets	37,614			36,538
Total Assets	$1,299,086			$1,174,830

Deposits:
Interest-Bearing NOW Deposits	$ 312,235	2,179	1.41	$ 271,256	2,190	1.63
Regular and Money Market Savings	269,953	1,219	0.91	214,165	1,550	1.46
Time Deposits of $100,000 or More	75,254	922	2.47	96,059	1,308	2.75
Other Time Deposits	197,887	2,965	3.02	197,820	3,906	3.98
Total Interest-Bearing Deposits	855,329	7,285	1.72	779,300	8,954	2.32

Short-Term Borrowings	39,287	194	1.00	34,665	263	1.53
Long-Term Debt	151,409	3,659	4.87	123,094	3,304	5.41
Total Interest-Bearing Liabilities	1,046,025	11,138	2.15	937,059	12,521	2.69

Demand Deposits	134,975			127,208
Other Liabilities	15,188			16,533
Total Liabilities	1,196,188			1,080,800
Shareholders’ Equity	102,898			94,030
Total Liabilities and Shareholders’ Equity	$1,299,086			$1,174,830

Net Interest Income (Fully Taxable Basis)		25,797			25,841
Net Interest Spread			3.85			4.23
Net Interest Margin			4.19			4.66

Reversal of Tax-Equivalent Adjustment		(1,129)	(.18)		(1,063)	(.19)
Net Interest Income, As Reported		$24,668			$24,778

#

OVERVIEW

The Company reported earnings of $4.755 million for the second quarter of 2003, a decrease of $22 thousand, or 0.5%, as compared to $4.777 million for the second quarter of 2002.  Diluted earnings per share were $.59 for the 2003 quarter and $.58 for the 2002 quarter for a period-to-period increase of $.01, or 1.7%.  Average shares outstanding decreased between the two periods due stock repurchases.  On a year-to-date basis, net income was $9.6 million for the first six months of 2003, an increase of $317 thousand, or 3.4%, as compared to earnings of $9.2 million for the 2002 period.  Diluted earnings per share for the six-month periods were $1.18 and $1.13, respectively, a period-to-period increase of $.05, or 4.4%

The returns on average assets were 1.46% and 1.60% for the second quarters of 2003 and 2002, respectively, a decrease of 14 basis points, or 8.8%.  The returns on average equity were 18.37% and 20.16% for the second quarters of 2003 and 2002, respectively, a decrease of 179 basis points, or 8.9%.   On a year-to-date basis, the returns on average assets were 1.48% and 1.59% for the first six months of 2003 and 2002, respectively, a decrease of 11 basis points, or 6.9%.  The returns on average equity were 18.74% and 19.82% for the first six months of 2003 and 2002, respectively, a decrease of 108 basis points, or 5.4%.

The net interest margin for the quarter was 4.09%, down 50 basis points or 10.9% from the second quarter 2002 margin and down 20 basis points from the margin for the March 31, 2003 quarter.

Total assets were $1.3 billion at June 30, 2003, which represented an increase of $45.7 million, or 3.6%, from December 31, 2002, and an increase of $123.2 million, or 10.3%, above the level at June 30, 2002.

During the first six months of 2003, shareholders' equity increased $3.3 million to $104.7 million.  The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  Both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Jun 2003	Dec 2002	Jun 2002	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ 3,000	$ 14,800	$ (3,000)	$(14,800)	(100.0)%	(100.0)%
Securities Available for Sale	314,966	326,661	273,554	(11,695)	41,412	(3.6)	15.1
Securities Held to Maturity	95,048	74,505	74,020	20,543	21,028	27.6	28.4
Loans, Net of Unearned Income (1)	848,778	811,292	775,436	37,486	73,342	4.6	9.5
Allowance for Loan Losses	11,518	11,193	10,595	325	923	2.9	8.7
Earning Assets (1)	1,258,792	1,215,458	1,137,810	43,334	120,982	3.6	10.6
Total Assets	1,317,158	1,271,421	1,193,972	45,737	123,186	3.6	10.3

Demand Deposits	$ 142,421	$133,644	$131,748	$ 8,777	$ 10,673	6.6	8.1
NOW, Regular Savings & Money Market Deposit Accounts	574,286	565,545	491,919	8,741	82,367	1.5	16.7
Time Deposits of $100,000 or More	80,610	60,095	76,348	20,515	4,262	34.1	5.6
Other Time Deposits	195,173	198,723	201,124	(3,550)	(5,951)	(1.8)	(3.0)
Total Deposits	$992,490	$958,007	$901,139	$ 34,483	$91,351	3.6	10.1
Short-Term Borrowings	$ 47,201	$ 48,498	$ 40,377	$ (1,297)	$ 6,824	(2.7)	16.9
Federal Home Loan Bank Advances	150,000	145,000	135,000	5,000	15,000	3.4	11.1
Shareholders' Equity	104,689	101,402	96,944	3,287	7,745	3.2	8.0

(1) Includes Nonaccrual Loans

#

Increases in Sources of Funds:  Increases in internally generated deposit balances (a net increase of $34.5 million, or 3.6%, from December 31, 2002 to June 30, 2003) accounted for most of the increase in the Company's sources of funds, supplemented by a $5.0 million increase in Federal Home Loan Bank advances and $3.3 million in shareholders’ equity.  Municipal deposits, which represented 14.4% of all deposits at June 30, 2003, increased by $12.1 million, or 9.3%, from December 31, 2002 to June 30, 2003.  There was, however, a shift in municipal deposits from NOW accounts, which decreased $13.7 million, to time deposits of $100,000 or more, which increased by $25.8 million.  For consumer non-maturity deposits, the Company experienced growth in all non-maturity deposit product categories from December 31, 2002 to June 30, 2003, a combined increase of $31.2 million, or 5.4%.  Consumer time deposits decreased by $8.8 million, or 3.5% during the same period.

Deployment of Funds into Earning Assets:  Total loans at June 30, 2003 amounted to $848.8 million, an increase of $37.5 million, or 4.6%, from December 31, 2002, and an increase of $73.3 million, or 9.5%, from June 30, 2002.  The area of the loan portfolio experiencing the greatest increase over the twelve-month period was residential real estate loans, followed by commercial and commercial real estate loans.  Indirect consumer loan balances increased by 6.0% over the period, and continued to represent the largest single category of loans within the portfolio.  From September 30, 2001, to September 30, 2002, indirect loan balances remained essentially unchanged in absolute terms, and declined slightly as a percentage of the overall portfolio, in the face of manufacturers' heavily subsidized vehicle financing programs.  During the last three quarters, however, the Company became more aggressive in pricing these loans and indirect loan balances began to grow again.

It is the intention of the Company that the greatest portion of its earning assets will consist of high quality loans, however much of the earning asset growth occurring in the past twelve months took place in the investment securities portfolio.  As reported in the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $81.1 million for the first six months of 2003.  Most of these cash flows resulted from the monthly amortization of mortgage-backed securities.  Among other needs, this cash flow is available to fund loan growth or for redeployment in the available-for-sale portfolio.

During the second quarter of 2003 the Company partially restructured its securities available-for-sale portfolio with the sale of $41.7 million of securities and the purchase of $89.7 million of securities.  The transaction is further detailed in the quarter-to-date and year-to-date sections on “Other Income” within the “Results of Operations” discussion in this Report.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company’s deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Demand Deposits	$136,487	$133,446	$135,915	$138,336	$129,844
Interest-Bearing Demand Deposits	303,476	321,091	313,517	273,069	287,832
Regular and Money Market Savings	273,453	266,416	254,415	236,890	217,526
Time Deposits of $100,000 or More	84,588	65,816	64,158	71,257	93,760
Other Time Deposits	197,068	198,715	203,139	206,136	198,910
Total Deposits	$995,072	$985,484	$971,144	$925,688	$927,872

#

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Demand Deposits	13.7%	13.5%	14.0%	14.9%	14.0%
Interest-Bearing Demand Deposits	30.5	32.6	32.3	29.5	31.1
Regular and Money Market Savings	27.5	27.0	26.2	25.6	23.4
Time Deposits of $100,000 or More	8.5	6.7	6.6	7.7	10.1
Other Time Deposits	19.8	20.2	20.9	22.3	21.4
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, the Company typically experiences little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  In the first quarter of 2003, however, average deposits increased by 1.5%, or $14 million, over average deposits in fourth quarter 2002.  This increase was artificially enhanced by an atypical increase in municipal deposits at period-end, resulting from an automatic deposit of New York State funds into certain municipal accounts (approximately $20 million) on March 31, rather than on April 1, as usual. Average deposits also increased in the second quarter 2003, by $10 million or 1.0%.  Over the last twelve months, the Company experienced growth in all categories of non-maturity deposits.  Based on average quarterly levels, other time deposits remained essentially flat and time deposits of $100,000 or more decreased 9.8%.  The Company experienced modest growth in the average balance of demand and NOW accounts, and significant growth in regular and money market savings accounts, which increased $55.9 million, or 25.7%, from the quarterly average for June 30, 2002 to June 30, 2003.  Early in 2002, the Company opened a new branch in Saratoga Springs, New York and in June 2003, the Company opened another branch in Queensbury, New York.  But otherwise, the increase in deposits was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.37	1.45	1.54	1.49	1.66
Regular and Money Market Savings	0.87	0.95	1.24	1.38	1.45
Time Deposits of $100,000 or More	2.38	2.59	2.75	2.87	2.76
Other Time Deposits	2.96	3.08	3.38	3.67	3.88
Total Deposits	1.46	1.52	1.71	1.83	1.97

Key Interest Rate Changes 1999 - 2003

		Federal
Date	Discount Rate	Funds Rate	Prime Rate
June 25, 2003	.50%	1.00%	4.00%
November 6 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

#

The Company’s net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in interest rates and net interest income in ensuing periods.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in the average rate earned on earning assets and the average rate paid on earning liabilities in the second half of that year, and more importantly, experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points.  In the first ten months of 2002, there were no further rate changes, but the Federal Reserve Board resumed its rate cutting in November 2002 by decreasing rates another 50 basis points and again more recently by another 25 basis points on June 25, 2003.  Throughout all of 2001 and most of 2002, the Company experienced positive developments in net interest margin and net interest spread, and as a consequence in net interest income.  These positive developments were at least in part a reflection of differing repricing sensitivities of asset and liability portfolios, as interest-bearing liabilities (chiefly, deposits) repriced downward more rapidly than earning assets (primarily loans).  While the cost of deposits decreased in all quarters of 2001 and 2002, the Company did not experience a decrease in the average yield in the loan portfolio until the second quarter of 2001, and such decreases as experienced in successive quarters of 2001 and into 2002 were initially not as significant as the decreases the Company continued to experience in the average cost of deposits.  See the discussion under "Loan Trends" later in this report for a more complete analysis of yield trends in the loan portfolio.

The Federal Reserve Board's decrease in short-term interest rates in November 2002 and June 2003 had a more limited impact on the cost of deposits, because at the time rates on several deposit products, such as savings and NOW accounts, were already priced at such low levels that a matching 75 basis point decrease in rates was not practical or sustainable.  The Company did lower rates to a lesser extent on all major categories of non-maturity deposit products, resulting in a small increase (3 basis points) in the net interest margin from the last quarter of 2002 to the first quarter of 2003, but for the second quarter of 2003 net interest margin continued a downward trend and fell 20 basis points from the first quarter to 4.09%.  See the discussion of net interest income and net interest margin in the section of this report entitled "Use of Non-GAAP Financial Measures," at the beginning of Management’s Discussion and Analysis.

During periods of falling interest rates, the Company typically experiences a pattern where customers reinvest maturing time deposits in non-maturity deposit products, pending a turn around in rates.  At December 31, 2000, before interest rates began their two-year decline, the Company’s time deposits represented approximately 42% of all deposits.  At June 30, 2003, after the steep decline in interest rates, time deposits constituted only 28% of total deposits.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

#

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

Management continues to explore and evaluate new non-deposit sources of funds.  In 1999, the Company established a financing vehicle, Arrow Capital Trust I ("ACT I").  ACT I issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, and then used the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company, bearing the same interest rate (9.5%) and similar amount ($5.0 million).  The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004.  The capital securities, with associated expense that is tax deductible, qualify as Tier I capital of the Company under regulatory definitions.  In July 2003, the Company established a second financing vehicle, Arrow Capital Statutory Trust II ("ACST II").  ACST II issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $10.0 million at a fixed rate of 6.53% until September 30, 2008 (afterwards the rate is variable at the three month LIBOR rate plus 3.15%), and then used the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company, bearing the same interest rate terms and similar amount.  The capital securities, with associated expense that is tax deductible, also qualify as Tier I capital of the Company under regulatory definitions.  These securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning September 30, 2008

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Commercial and Commercial Real Estate	$189,167	$174,745	$170,465	$168,204	$162,611
Residential Real Estate	265,684	259,959	247,642	235,248	227,530
Home Equity	31,893	30,468	30,379	29,468	28,701
Indirect Consumer Loans	326,856	323,762	314,655	308,681	307,486
Direct Consumer Loans	35,970	36,444	37,287	37,441	38,781
Total Loans	$849,570	$825,378	$800,428	$779,042	$765,109

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Commercial and Commercial Real Estate	22.3%	21.2%	21.3%	21.6%	21.3%
Residential Real Estate	31.3	31.5	30.9	30.2	29.7
Home Equity	3.8	3.7	3.8	3.8	3.8
Indirect Consumer Loans	38.4	39.2	39.3	39.6	40.1
Direct Consumer Loans	4.2	4.4	4.7	4.8	5.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

#

Indirect Loans: In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the subsequent five quarters, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loans was largely the result of an aggressive campaign of zero rate and other subsidized financing commenced by the auto manufacturers in the Fall of 2001.  During the fourth quarter of 2002, the indirect portfolio began to grow again as the Company became more rate-competitive.  Indirect loans still represent the largest category of loans (38.2%) in the Company’s loan portfolio, and any developments threatening the indirect loan business generally may impact the Company due to reliance on such loans.  If auto manufacturers continue to offer heavily subsidized financing programs, the indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the Company’s loan portfolio at June 30, 2003, at 31.3% of average loans for the quarter.  Period-end residential real estate loan balances increased only $490 thousand during the second quarter as originations of $28.7 million were offset by normal amortization, refinanced loans, prepayments and the sale of $12.5 million of real estate loans to the secondary market (with the Company retaining servicing rights).  Residential real estate loans represented the fastest growing segment in the Company's loan portfolio for the first quarter of 2003 and the second fastest for the second quarter of 2003.

Commercial and Commercial Real Estate Loans: Commercial and commercial real estate loans represented the second fastest growing segment of the Company's loan portfolio for the first quarter of 2003 and the fastest growing segment for the second quarter of 2003.  These loan balances increased over $19.7 million since year-end 2002.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Commercial and Commercial Real Estate	6.61%	6.86%	7.21%	7.24%	7.26%
Residential Real Estate	6.68	6.93	7.04	7.16	7.29
Home Equity	5.02	5.27	5.76	6.02	6.19
Indirect Consumer Loans	6.47	6.82	7.20	7.48	7.70
Direct Consumer Loans	8.29	8.56	8.69	8.99	8.88
Total Loans	6.59	6.88	7.16	7.35	7.49

In general, the yield on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2003."  Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.  As noted in the earlier discussion, during the recent period of declining rates (mid-2001 through 2003), the Company experienced a time lag between the impact of declining rates on our deposit portfolio and the impact on the loan portfolio, which positively affected the net interest margin during this period.  Net interest margin expanded during 2001 and into the first quarter of 2002.  As prevailing rates and the Company's deposit rates began to flatten out in mid-2002, however, loan yields began to decline and further declines in loan yields may be expected, reinforced by the Federal Reserve's actions in November 2002 to decrease prevailing rates by 50 basis points and an additional 25 basis points in June 2003.  As a result, the net interest margin began to contract in the second quarter of 2002 and for the following four quarters.  Although net interest margin increased by 3 basis points in the first quarter of 2003 (due primarily to a lagging decrease in the Company’s non-maturity deposit rates) it fell 20 basis points in the second quarter of 2003.

#

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2003	Mar 2003	Dec 2002	Sep 2002	Jun 2002
Loan Balances:
Period-End Loans	$ 848,778	$ 841,161	$ 811,292	$ 785,941	$ 775,436
Average Loans, Year-to-Date	837,541	825,378	775,296	766,826	760,617
Average Loans, Quarter-to-Date	849,570	825,378	800,428	779,042	765,109
Period-End Assets	1,317,158	1,319,858	1,271,421	1,262,965	1,193,972

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,193	$11,193	$ 9,720	$ 9,720	$ 9,720
Provision for Loan Losses, Y-T-D	810	405	2,288	1,845	1,230
Loans Charged-off	(656)	(288)	(1,121)	(766)	(515)
Recoveries of Loans Previously Charged-off	171	78	306	209	160
Net Charge-offs, Y-T-D	(485)	(210)	(815)	(557)	(355)
Allowance for Loan Losses, End of Period	$11,518	$11,388	$11,193	$11,008	$10,595

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,388	$11,193	$11,008	$10,595	$10,100
Provision for Loan Losses, Q-T-D	405	405	443	615	615
Loans Charged-off	(368)	(288)	(355)	(251)	(211)
Recoveries of Loans Previously Charged-off	93	78	97	49	91
Net Charge-offs, Q-T-D	(275)	(210)	(258)	(202)	(120)
Allowance for Loan Losses, End of Period	$11,518	$11,388	$11,193	$11,008	$10,595

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,684	$1,967	$2,471	$3,270	$3,196
Loans Past due 90 Days or More
and Still Accruing Interest	307	---	91	125	68
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,991	1,967	2,562	3,395	3,264
Repossessed Assets	198	231	143	258	190
Other Real Estate Owned	---	---	51	73	41
Total Nonperforming Assets	$2,189	$2,198	$2,756	$3,726	$3,495

Asset Quality Ratios:
Allowance to Nonperforming Loans	578.50%	578.95%	436.89%	324.24%	324.60%
Allowance to Period-End Loans	1.36	1.35	1.38	1.40	1.37
Provision to Average Loans (Quarter)	0.19	0.20	0.22	0.31	0.32
Provision to Average Loans (YTD)	0.20	0.20	0.30	0.32	0.33
Net Charge-offs to Average Loans (Quarter)	0.13	0.10	0.13	0.10	0.06
Net Charge-offs to Average Loans (YTD)	0.12	0.10	0.11	0.10	0.09
Nonperforming Loans to Total Loans	0.23	0.23	0.32	0.43	0.42
Nonperforming Assets to Total Assets	0.17	0.17	0.22	0.30	0.29

#

The Company’s nonperforming assets at June 30, 2003 amounted to $2.2 million, a decrease of $567 thousand, or 20.6%, from December 31, 2002, and a decrease of $1.3 million, or 37.4%, from June 30, 2002.  The decrease from June 30, 2002 was primarily attributable to one commercial borrower whose debt was satisfied in full with no charge-off in the fourth quarter of 2002.

At period-end, nonperforming assets represented .17% of total assets, a 5 basis point decrease from .22% at year-end 2002 and a 12 basis point decrease from .29% at June 30, 2002.  At March 31, 2003 this ratio for the Company’s peer group was .65%.

At June 30, 2003, the Company had identified only one commercial credit relationship that, although still performing and accruing interest, nevertheless exhibited sufficient weakness to warrant mention as a potential problem loan. The amount of the potential problem loan on that date was $2.2 million.  As of the same date, a related commercial credit to the same borrower was on nonaccrual status.  The amount of the nonaccruing credit was $319 thousand, reduced from $850 thousand on June 30, 2002, reflecting cash payments received from the borrower during the period.

In the first quarter of 2003, a commercial borrower announced plans to discontinue some or all aspects of its business operations.  The borrower was then indebted to the Company in the aggregate amount of $2.3 million through three separate loans.  Subsequent to June 30, 2003, two loans totaling $1.8 million were repaid through liquidation of the underlying collateral.  The third loan with a balance of $477 thousand as of June 30, 2003, is secured by commercial real estate having an estimated market value significantly in excess of the loan balance.  There are no commitments to extend additional credit to the borrower.  We believe that our risk of credit loss to this borrower, at this time, is very limited and the remaining loan remains on accrual status.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $4.9 million at June 30, 2003 and represented 0.58% of loans outstanding at that date, as compared to approximately $5.7 million, or 0.71% of loans outstanding at December 31, 2002.  These non-current loans were composed of approximately $4.0 million of consumer loans, principally indirect motor vehicle loans, $500 thousand of residential real estate loans and commercial loans of $313 thousand.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the 1997-2000 period.  As the country slid into a mild recession in 2001 and continued throughout 2002, the economic downturn was not as severe in this geographic area.  In the "Capital District" in and around Albany and in the area north of the Capital District, including the Company's principal service areas, unemployment remained below the national average.  The unemployment rate has been at or above the national average in the Company's service areas in Clinton and Essex Counties, near the Canadian border, during 2002 and through the second quarter of 2003.

On an annualized basis, the ratio of the 2003 second quarter net charge-offs to average loans was .13%, 7 basis points higher than the annualized ratio of net charge-offs to average loans of .06% in the comparable 2002 period.  The provision for loan losses was $405 thousand for the second quarter of 2003, compared to a provision of $615 thousand for the second quarter of 2002 and a provision of $405 thousand for the March 31, 2003 quarter.  The provision as a percentage of average loans (annualized) was .19% for the second quarter of 2003, a decrease of 13 basis points from the .32% ratio for the comparable 2002 period.  The decrease in the provision is due primarily to the fact that nonperforming loans, net charge-offs and non-current loans had decreased from the levels at June 30, 2002, even as the Company experienced moderate growth in the loan portfolio.

The allowance for loan losses at June 30, 2003 amounted to $11.5 million. The ratio of the allowance to outstanding loans at June 30, 2003, was 1.36%, 2 basis points lower than the ratio at December 31, 2002 and 1 basis points lower than this ratio at June 30, 2002.   The allowance as a percent of nonperforming loans was 578.50% at June 30, 2003.

#

CAPITAL RESOURCES

Shareholders' equity increased $3.3 million during the first six months of 2003.  During this period, net income was $9.6 million, which was reduced by net unrealized losses on securities available-for-sale (net of tax) of approximately $847 thousand, stock repurchases (net of new stock issuances) of $1.4 million, and cash dividends of $4.0 million ($.51 per share).  Over the twelve-month period, shareholders' equity increased by 8.0%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, part of our financial statements set forth elsewhere in this report.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's newly adopted rules governing disclosure of such non-GAAP financial measures.  Thus, certain information, which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.  The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock and trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.  As of June 30, 2003, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	7.52%	11.54%	12.79%
Glens Falls National Bank & Trust Co.	7.54	12.17	13.42
Saratoga National Bank & Trust Co.	8.32	9.70	13.03

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at June 30, 2003 were above minimum capital standards for financial institutions.  Additionally, all Company and subsidiary banks’ capital ratios at that date were above FDICIA's "well-capitalized" standard.

The Company’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

#

On July 23, 2003, the Company announced the 2003 third quarter dividend of $.26 payable on September 15, 2003.

Quarterly Per Share Stock Prices and Dividends

			Cash Dividends Declared

	Sales Price
	Low	High
2002
First Quarter	$26.667	$28.810	$.219
Second Quarter	26.524	34.210	.238
Third Quarter	26.695	34.505	.238
Fourth Quarter	24.810	34.970	.250

2003
First Quarter	$28.100	$31.150	$.250
Second Quarter	28.350	33.550	.260
Third Quarter (Payable Sept 15, 2003)			.260

	2003	2002
Second Quarter Diluted Earnings Per Share	$.59	$.58
Dividend Payout Ratio (second quarter cash dividends as
a percent of second quarter diluted earnings per share)	44.07%	41.03%
Book Value Per Share	$13.25	$12.17
Tangible Book Value Per Share	12.03	10.91

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $57.6 million at June 30, 2003.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.  In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

#

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2003 Compared With

Three Months Ended June 30, 2002

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	June 2003	June 2002	Change	% Change
Net Income	$4,755	$4,777	$(22)	(0.5)%
Diluted Earnings Per Share	.59	.58	.01	1.7
Return on Average Assets	1.46%	1.60%	(.14)%	(8.8)
Return on Average Equity	18.37%	20.16%	1.79%	(8.9)

The Company reported earnings of $4.8 million for the second quarter of 2003, a decrease of $22 thousand, or 0.5%, from the second quarter of 2002.   Diluted earnings per share of $.59 for the second quarter of 2003 represented a one cent increase over the second quarter of 2002.  Included in net income for the respective 2003 and 2002 quarters are: (i) net securities gains of $85 thousand and $92 thousand, net of tax, and, (ii) net gains on the sale of loans to the secondary market of $206 thousand and $7 thousand, net of tax.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	June 2003	June 2002	Change	% Change
Interest and Dividend Income	$18,288	$19,428	$(1,140)	5.9%
Interest Expense	5,512	6,371	(859)	(13.5)
Net Interest Income	$12,776	$13,057	$ (281)	(2.2)

Taxable Equivalent Adjustment	577	550	27	4.9

Average Earning Assets (1)	$1,253,422	$1,140,927	$112,495	9.9
Average Paying Liabilities	1,054,745	957,477	97,268	10.2

Yield on Earning Assets (1)	5.85%	6.83%	(0.98)%	(14.3)
Cost of Paying Liabilities	2.10	2.67	(0.57)	(21.3)
Net Interest Spread	3.75	4.16	(0.41)	(9.9)
Net Interest Margin	4.09	4.59	(0.50)	(10.9)

(1) Includes Nonaccrual Loans

The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.59% to 4.09%, from the second quarter of 2002 to the second quarter of 2003.  The margin was also down 20 basis points from the first quarter of 2003.  The $112.5 million increase in average earning assets from the second quarter of 2002 to the second quarter of 2003, although significant, was not enough to fully offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income was down $281 thousand, or 2.2%, from the second quarter of 2002.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by changes in prevailing interest rates, and its disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2003" and “Loan Trends.”

The provisions for loan losses were $405 thousand and $615 thousand for the quarters ended June 30, 2003 and 2002, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

#

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	June 2003	June 2002	Change	% Change
Income From Fiduciary Activities	$ 927	$ 986	$ (59)	(6.0)%
Fees for Other Services to Customers	1,708	1,502	206	13.7
Net Gains on Securities Transactions	141	153	(12)	(7.8)
Other Operating Income	480	256	224	87.5
Total Other Income	$3,256	$2,897	$359	12.4

For the second quarter of 2003, total other income included securities gains of $141 thousand on the sale of $41.7 million of securities available-for-sale (primarily mortgage-backed securities).  For the past several months, the Company experienced accelerated prepayments for both investments in pass-through mortgage-backed securities and CMO’s.  Many of these securities had been purchased with premiums since the underlying mortgages were written during periods where the interest rates on mortgages were higher than the recent extended period of historically low rates.  The acceleration of prepayments had the effect of reducing the yield on these investments well below what was projected at the time of purchase.  During the second quarter of 2003, the Company sold several of these investments with shorter expected maturities.  In turn, the Company purchased $89.7 million of investment securities during the second quarter of 2003 ($20.8 million of municipals, $34.0 million of agencies, $35.8 of mortgage-backed pass-through pools and $1.5 million of other securities).  Although purchases of investment securities exceeded sales by $48.0 million during the second quarter or 2003, the additional purchases were primarily reinvestment of the cashflow from maturing securities and prepayments from the mortgage-backed securities.  This limited restructure of the portfolio did not significantly extend the weighted average maturity or impact the weighted average yield of the portfolio.  During the second quarter of 2002, the Company recognized net gains of $153 thousand on the sale of $22.4 million of securities available-for-sale.

Also during the second quarter of 2003, the Company sold $12.5 million of newly originated residential real estate loans to the secondary market.  The net gains of $343 thousand were due, in a small part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  During the second quarter of 2002, the Company recognized $12 thousand on the sale of loans.  These gains are included in other operating income in the table above.

During the second quarter of 2002, the Company recognized a one-time benefit of $92 thousand related to the demutualization of an insurance company used by the Company’s group employee insurance trust.  This gain is included in other operating income in the table above.

Income from fiduciary activities totaled $927 thousand for the second quarter of 2003, a decrease of $59 thousand, or 6.0%, from the second quarter of 2002.  This decrease was essentially attributable to the decline in value of trust assets under administration and investment management, which itself was largely the result of the overall decline the equity markets.  Trust assets under administration at June 30, 2003, stated at market value, amounted to $651.6 million, a decrease of $478 thousand, or 0.1%, from June 30, 2002, but up $31.2 million, or 5.0%, from the $620.4 million balance at December 31, 2002.  The Company also experienced a slight decrease in the number of accounts under administration and investment management.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds represented a market value of $98.9 million at June 30, 2003.  These funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisors, Inc.  Currently, the funds consist almost entirely of qualified employee benefit plan accounts.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.7 million for the second quarter of 2003, an increase of $206 thousand, or 13.7%, from the 2002 second quarter.  The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

#

Other operating income includes some residual third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any.  Excluding loan sales and the demutualization benefit discussed above, other operating income for the 2003 second quarter was $137 thousand, a decrease of $15 thousand, or 9.9%, from the second quarter of 2002.  The decrease is primarily attributable to an expected decrease in credit card processing income, which was only $14 thousand for the 2002 period (as a result of the sale of the Company’s own credit card portfolio and the transfer of servicing credit card portfolios for other financial institutions).

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	June 2003	June 2002	Change	% Change
Salaries and Employee Benefits	$4,676	$4,630	$ 46	1.0%
Occupancy Expense of Premises, Net	628	593	35	5.9
Furniture and Equipment Expense	746	647	99	15.3
Other Operating Expense	2,013	1,887	126	6.7
Total Other Expense	$8,063	$7,757	$ 306	3.9

Efficiency Ratio	50.68%	49.03%	1.65%	3.4

Other expense for the second quarter of 2003 was $8.1 million, an increase of $306 thousand, or 3.9%, over the expense for the second quarter of 2002.  For the second quarter of 2003, the Company's efficiency ratio was 50.68%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The calculation providing the components of the efficiency ratio (a ratio where lower is better) is shown in the table earlier in this report under the heading “OVERVIEW, Selected Quarterly Information.”  The efficiency ratio may constitute a "non-GAAP financial measure" under the SEC's rules.  As a consequence, certain additional information has been presented elsewhere in this report on the Company's efficiency ratio for the last five quarters.  See "Use of Non-GAAP Financial Measures" earlier in this report.   The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation.  Without the adjustment for intangible asset amortization, the Company's efficiency ratio for the quarter was 50.74%, which compares favorably to the Company's March 31, 2003 peer group ratio of 60.08%.

Salaries and employee benefits expense increased $46 thousand, or 1.0%, from the second quarter of 2002 to the second quarter of 2003.  The increase in salary expense for the second quarter of 2003 was 8.7% over the second quarter of 2002.  This was offset, in part, by decreases in pension expense (due primarily to the 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, total personnel expense to average assets was 1.43% for the second quarter of 2003, 23 basis points less than the ratio for the Company’s peer group of 1.66% at March 31, 2003.

Occupancy expense was $628 thousand for the second quarter of 2003, a $35 thousand increase, or 5.9%, over the second quarter of 2002.  The increase was primarily attributable to increases in maintenance and insurance costs.  Furniture and equipment expense was $746 thousand for the second quarter of 2003, a $99 thousand increase, or 15.3%, above the second quarter of 2002.  The increase was primarily attributable to increases in depreciation expense and computer maintenance fees.

Other operating expense was $2.0 million for the second quarter of 2003, an increase of $126 thousand, or 6.7%, from the second quarter of 2002.  The increase was spread among a variety of areas of operating expense.  The amounts originally reported in the June 30, 2002 Form 10-Q were retroactively restated to eliminate goodwill amortization expense upon the adoption of SFAS No. 147.  See Note 4 in the “Notes to Unaudited Consolidated Financial Statements.”

#

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	June 2003	June 2002	Change	% Change
Provision for Income Taxes	$2,232	$2,255	$(23)	(1.0)%
Effective Tax Rate	31.95%	32.07%	(0.12)%	(0.4)

The provisions for federal and state income taxes amounted to $2.2 million and $2.3 million for the second quarters of 2003 and 2002, respectively.  There was effectively no change in the effective tax rate.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2003 Compared With

Six Months Ended June 30, 2002

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	June 2003	June 2002	Change	% Change
Net Income	$9,561	$9,244	$ 317	3.4%
Diluted Earnings Per Share	1.18	1.13	.05	4.4
Return on Average Assets	1.48%	1.59%	(.11)%	(6.9)
Return on Average Equity	18.74%	19.82%	(1.08)%	(5.4)

The Company reported earnings of $9.6 million for the first six months of 2003, an increase of $317 thousand, or 3.4%, over the first six months of 2002.   Diluted earnings per share of $1.18 for the first six months of 2003 represented an increase of $.05, or 4.4%, over the first six months of 2002.  Included in net income for the respective 2003 and 2002 periods are: (i) net securities gains of $306 thousand and $104 thousand, net of tax and, (ii) net gains on the sale of loans to the secondary market of $223 thousand and $8 thousand, net of tax.  The 2002 period includes a $55 benefit (net of tax) related to the demutualization of an insurance company for the Company’s group employee insurance trust.

The period-to-period change for the first six months of 2003 as compared to the first six months of 2002 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

#

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ended
	June 2003	June 2002	Change	% Change
Interest and Dividend Income	$36,935	$38,362	$(1,427)	(3.7)%
Interest Expense	11,138	12,521	(1,383)	(11.0)
Net Interest Income	$25,797	$25,841	$ (44)	(0.2)

Taxable Equivalent Adjustment	1,129	1,063	66	6.2

Average Earning Assets (1)	$1,241,731	$1,117,857	$123,874	11.1
Average Paying Liabilities	1,046,025	937,059	108,966	11.6

Yield on Earning Assets (1)	6.00%	6.92%	(0.92)%	(13.3)
Cost of Paying Liabilities	2.15	2.69	(0.54)	(20.1)
Net Interest Spread	3.85	4.23	(0.38)	(9.0)
Net Interest Margin	4.19	4.66	(0.47)	(10.1)

(1) Includes Nonaccrual Loans

The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.66% to 4.19%, from the first six months of 2002 to the first six months of 2003.  The $123.9 million increase in average earning assets from the first six months of 2002 to the first six months of 2003, although significant, was not enough to fully offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income was down $44 thousand, or 0.2%, from the first six months of 2002.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by changes in prevailing interest rates, and its disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2003" and “Loan Trends.”

The provisions for loan losses were $810 thousand and $1.2 million for the respective 2003 and 2002 six-month periods.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Six Months Ended
	June 2003	June 2002	Change	% Change
Income From Fiduciary Activities	$1,794	$2,048	$(254)	(12.4)%
Fees for Other Services to Customers	3,325	2,847	478	16.8
Net Gains on Securities Transactions	509	173	336	194.2
Other Operating Income	659	478	181	37.9
Total Other Income	$6,287	$5,546	$ 741	13.4

#

For the first six months of 2003, total other income included securities gains of $509 thousand on the sale of $96.0 million of securities available-for-sale (primarily mortgage-backed securities).  For the past several months, the Company experienced accelerated prepayments for both investments in pass-through mortgage-backed securities and CMO’s.  Many of these securities had been purchased with premiums since the underlying mortgages were written during periods where the interest rates on mortgages were higher than the recent extended period of historically low rates.  The acceleration of prepayments had the effect of reducing the yield on these investments well below what was projected at the time of purchase.  During the first six months of 2003, the Company sold several of these investments with shorter expected maturities.  In turn, the Company purchased $190.7 million of investment securities during the first six months of 2003 ($22.6 million of municipals, $39.0 million of agencies, $56.9 of mortgage-backed pass-through pools, $40.7 million of CMO’s and $1.5 million of other securities).  Although purchases of investment securities exceeded sales by $94.7 million during the first six months of 2003, the additional purchases were primarily reinvestment of the cashflow from maturing securities and prepayments from the mortgage-backed securities.  This limited restructure of the portfolio did not significantly extend the weighted average maturity or impact the weighted average yield of the portfolio.  During the first six months of 2002, the Company recognized net gains of $173 thousand on the sale of $22.9 million of securities available-for-sale.

Also during the first six months of 2003, the Company sold $13.0 million of newly originated residential real estate loans to the secondary market.  The net gains of $371 thousand were due, in a small part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  During the 2002 period, the Company recognized $13 thousand on the sale of loans.  These gains are included in other operating income in the table above.

During the first six months of 2002, the Company recognized a one-time benefit of $92 thousand related to the demutualization of an insurance company for the Company’s group employee insurance trust.  This gain is included in other operating income in the table above.

Income from fiduciary activities totaled $1.8 million for the first six months of 2003, a decrease of $254 thousand, or 12.4%, from the first six months of 2002.  This decrease was essentially attributable to the decline in value of trust assets under administration and investment management, which itself was largely the result of the overall decline in the equity markets.  Trust assets under administration and investment management at June 30, 2003, stated at market value, amounted to $651.6 million, a decrease of $475 thousand, or 0.1%, from June 30, 2002.  The Company also experienced a slight decrease in the number of accounts under administration and investment management as compared with June 30, 2002 but a slight increase from March 31, 2003.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds represented a market value of $98.9 million at June 30, 2003.  These funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisors, Inc.  Currently, the funds consist almost entirely of qualified employee benefit plan accounts.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $3.3 million for the first six months of 2003, an increase of $478 thousand, or 16.8%, from the first six months of 2002.  The significant increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts, an increase in commissions received from the sale of mutual funds and an increase in merchant credit card processing income.

Other operating income includes some residual third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any.  Excluding loan sales and the demutualization benefit discussed above, other operating income for the 2003 first six months was $288 thousand, a decrease of $85 thousand, or 22.8%, from the first six months of 2002.  The decrease was primarily attributable to an expected decrease in credit card processing income, which was  $61 thousand for the 2002 period (as a result of the sale of the Company’s own credit card portfolio and the transfer of servicing credit card portfolios for other financial institutions).

#

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Six Months Ended
	June 2003	June 2002	Change	% Change
Salaries and Employee Benefits	$ 9,426	$ 9,144	$282	3.1%
Occupancy Expense of Premises, Net	1,267	1,196	71	5.9
Furniture and Equipment Expense	1,417	1,259	158	12.5
Other Operating Expense	3,968	3,930	38	1.0
Total Other Expense	$16,078	$15,529	$549	3.5

Efficiency Ratio	50.86%	49.69%	1.17%	2.4

Other expense for the first six months of 2003 was $16.1 million, an increase of $549 thousand, or 3.5%, over the expense for the first six months of 2002.  For the first six months of 2003, the Company's efficiency ratio was 50.86%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The calculation providing the components of the efficiency ratio (a ratio where lower is better) is shown in the table earlier in this report under the heading “OVERVIEW, Selected Quarterly Information.”  The efficiency ratio may constitute a "non-GAAP financial measure" under the SEC's rules.  As a consequence, certain additional information has been presented elsewhere in this report on the Company's efficiency ratio for the last five quarters.  See "Use of Non-GAAP Financial Measures" earlier in this report.   The Federal Reserve Board's "Peer Holding Company Performance Reports" does not exclude intangible asset amortization from this calculation.  Without the adjustment for intangible asset amortization, the Company's efficiency ratio for the six months ended June 30, 2003 was 50.92%, which compares favorably to the Company's March 31, 2003 peer group ratio of 60.08%.

Salaries and employee benefits expense increased $282 thousand, or 3.1%, from the first six months of 2002 to the first six months of 2003.  The increase in salary expense for the first six months of 2003 was 8.8% over the first six months of 2002.  This was offset, in part, by decreases in pension expense (due primarily to the 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, total personnel expense to average assets was 1.46% for the first six months of 2003, 20 basis points less than the ratio for the Company’s peer group of 1.66% at March 31, 2003.

Occupancy expense was $1.3 million for the first six months of 2003, a $71 thousand increase, or 5.9%, over the first six months of 2002.  The increase was primarily attributable to increases in maintenance and insurance costs.  Furniture and equipment expense was $1.4 million for the first six months of 2003, a $158 thousand increase, or 12.5%, above the first six months of 2002.  The increase was primarily attributable to an increase in depreciation expense and the cost for computer maintenance.

Other operating expense was $4.0 million for the first six months of 2003, an increase of $38 thousand, or 1.0%, from the first six months of 2002.  The increase was spread among a variety of areas of operating expense.  The amounts originally reported in the June 30, 2002 Form 10-Q were retroactively restated to eliminate goodwill amortization expense upon the adoption of SFAS No. 147.  See Note 4 in the “Notes to Unaudited Consolidated Financial Statements.”

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	June 2003	June 2002	Change	% Change
Provision for Income Taxes	$4,506	$4,321	$185	4.3%
Effective Tax Rate	32.03%	31.85%	(0.18)%	(0.6)

#

The provisions for federal and state income taxes amounted to $4.5 million and $4.3 million for the first six months of 2003 and 2002, respectively.  The Company experienced no significant change in the effective tax rate from the first six months of 2002 to the first six months of 2003.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  Due to the low level of interest rates, the downward shift is currently calculated using a 25 basis point decrease in interest rates.  A parallel and pro rata shift in rates over a 12 month period is assumed.

The resulting sensitivity analyses reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which had a positive effect on the Company's net interest income.  Rates are now at very low levels and further substantial cuts are highly unlikely.  Management believes it is more likely that rates will begin to rise later in 2003 or 2004.  A rising rate environment, or even continuation of the current flat interest rates, may have a negative impact on net interest margin.

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

#

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2003. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2

Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32

18 U.S.C. Section 1350 Certifications of the Company’s Chief Executive Officer and Chief

Financial Officer

(b) Reports on Form 8-K:  Current Report on Form 8-K dated July 18, 2003, which includes information regarding the Company’s operating results for the second quarter ended June 30, 2003 being filed pursuant to Item 12 but filed under Item 9.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 13, 2003	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: August 13, 2003	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)

#