Form 10-Q
period 2003-09-30
ARROW FINANCIAL CORP
filed 2003-11-14
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2003
Common Stock, par value $1.00 per share	9,800,871

#

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2003

INDEX

PART I	FINANCIAL INFORMATION
Item 1.	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002
Consolidated Statements of Income for the Three Month and Nine Month Periods ended September 30, 2003 and 2002
Consolidated Statements of Changes in Shareholders’ Equity for the Nine Month Periods Ended September 30, 2003 and 2002
Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2003 and 2002
Notes to Unaudited Consolidated Interim Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Changes in Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and Due from Banks	$ 38,409	$ 29,141
Federal Funds Sold	29,400	3,000
Cash and Cash Equivalents	67,809	32,141

Securities Available-for-Sale	311,407	326,661
Securities Held-to-Maturity (Approximate Fair
Value of $109,152 in 2003 and $79,476 in 2002)	106,449	74,505

Loans	867,338	811,292
Allowance for Loan Losses	(11,778)	(11,193)
Net Loans	855,560	800,099

Premises and Equipment, Net	14,073	13,715
Other Real Estate and Repossessed Assets, Net	207	194
Goodwill	9,297	9,297
Other Intangible Assets, Net	502	418
Other Assets	18,889	14,391
Total Assets	$1,384,193	$1,271,421

LIABILITIES
Deposits:
Demand	$ 157,672	$ 133,644
Regular Savings, N.O.W. & Money Market Deposit Accounts	633,392	565,545
Time Deposits of $100,000 or More	71,772	60,095
Other Time Deposits	186,808	198,723
Total Deposits	1,049,644	958,007
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	46,498	44,078
Other Short-Term Borrowings	3,235	4,420
Federal Home Loan Bank Advances	150,000	145,000
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	15,000	5,000
Other Liabilities	15,719	13,514
Total Liabilities	1,280,096	1,170,019

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,086,119 Shares Issued at September 30, 2003 and 10,468,895 Shares at December 31, 2002)	13,086	10,469
Surplus	113,127	115,110
Undivided Profits	21,673	13,611
Unallocated ESOP Shares (121,515 Shares at September 30, 2003 and 97,212 Shares at December 31, 2002)	(1,822)	(1,822)
Accumulated Other Comprehensive Income	1,067	3,253
Treasury Stock, at Cost (3,156,984 Shares at September 30,
2003 and 2,440,090 Shares at December 31, 2002)	(43,034)	(39,219)
Total Shareholders’ Equity	104,097	101,402
Total Liabilities and Shareholders’ Equity	$1,384,193	$1,271,421

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2003	2002	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,542	$14,343	$41,326	$42,686
Interest on Federal Funds Sold	29	133	74	215
Interest and Dividends on Securities Available-for-Sale	2,634	3,618	8,919	10,817
Interest on Securities Held-to-Maturity	959	828	2,651	2,503
Total Interest and Dividend Income	17,164	18,922	52,970	56,221

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	444	516	1,366	1,824
Other Deposits	2,739	3,757	9,102	11,403
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	78	138	269	376
Other Short-Term Borrowings	2	12	5	37
Federal Home Loan Bank Advances	1,709	1,773	5,130	4,840
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	244	119	482	356
Total Interest Expense	5,216	6,315	16,354	18,836
NET INTEREST INCOME	11,948	12,607	36,616	37,385
Provision for Loan Losses	405	615	1,215	1,845
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,543	11,992	35,401	35,540

OTHER INCOME
Income from Fiduciary Activities	894	878	2,688	2,927
Fees for Other Services to Customers	1,747	1,660	5,072	4,507
Net Gains on Securities Transactions	245	---	754	173
Other Operating Income	321	305	980	781
Total Other Income	3,207	2,843	9,494	8,388

OTHER EXPENSE
Salaries and Employee Benefits	4,831	4,814	14,257	13,958
Occupancy Expense of Premises, Net	648	581	1,915	1,777
Furniture and Equipment Expense	685	585	2,102	1,843
Other Operating Expense	2,036	1,783	6,004	5,715
Total Other Expense	8,200	7,763	24,278	23,293

INCOME BEFORE PROVISION FOR INCOME TAXES	6,550	7,072	20,617	20,635
Provision for Income Taxes	1,981	2,198	6,487	6,517
NET INCOME	$ 4,569	$ 4,874	$14,130	$14,118

Average Shares Outstanding:
Basic	9,841	9,958	9,866	9,987
Diluted	10,080	10,212	10,090	10,228

Per Common Share:
Basic Earnings	$ .46	$ .49	$1.43	$1.41
Diluted Earnings	.45	.48	1.40	1.38

Share and Per Share amounts have been restated for the September 2003 five for four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	14,130	---	---	---	14,130
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,882)	---	---	---	---	---	(1,733)	---	(1,733)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $754)	---	---	---	---	---	(453)	---	(453)
Other Comprehensive Loss								(2,186)
Comprehensive Income								11,944

Five for Four Stock Split	2,617,224	2,617	(2,617)	---	---	---	---	---
Cash Dividends Declared, $.62 per Share	---	---	---	(6,068)	---	---	---	(6,068)
Stock Options Exercised (46,776 Shares)	---	---	268	---	---	---	331	599
Shares Issued Under the Directors’ Stock Plan (1,100 Shares)	---	---	21	---	---	---	8	29
Shares Issued Under the Employee Stock Purchase Plan (20,558 Shares)	---	---	282	---	---	---	154	436
Tax Benefit for Disposition of Stock Options	---	---	63	---	---	---	---	63
Purchase of Treasury Stock (175,305 Shares)	---	---	---	---	---	---	(4,308)	(4,308)
Balance at September 30, 2003	13,086,119	$13,086	$113,127	$21,673	$(1,822)	$ 1,067	$(43,034)	$104,097

Share and Per Share amounts have been restated for the September 2003 five for four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	14,118	---	---	---	14,118
Increase in Additional Pension Liability Over Unrecognized Prior Service Costs (Pre-tax $147)	---	---	---	---	---	(88)	---	(88)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $4,482)	---	---	---	---	---	2,680	---	2,680
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $173)	---	---	---	---	---	(105)	---	(105)
Other Comprehensive Income								2,487
Comprehensive Income								16,605

Cash Dividends Declared, $.56 per Share	---	---	---	(5,558)	---	---	---	(5,558)
Stock Options Exercised (46,500 Shares)	---	---	186	---	---	---	329	515
Shares Issued Under the Directors’ Stock Plan (715 Shares)	---	---	11	---	---	---	6	17
Shares Issued Under the Employee Stock Purchase Plan (20,229 Shares)	---	---	258	---	---	---	143	401
Tax Benefit for Disposition of Stock Options	---	---	78	---	---	---	---	78
Purchase of Treasury Stock (164,483 Shares)	---	---	---	---	---	---	(3,735)	(3,735)
Allocation of ESOP Stock (7,738 Shares)	---	---	63	---	119	---	---	182
Balance at September 30, 2002	9,970,376	$9,970	$100,055	$25,828	$(1,822)	$ 4,049	$(38,071)	$100,009

Share and Per Share amounts have been restated for the September 2003 five for four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2003	2002
Operating Activities:
Net Income	$14,130	$14,118
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	1,215	1,845
Depreciation and Amortization	4,197	2,142
Compensation Expense for Allocated ESOP Shares	---	182
Gains on the Sale of Securities Available-for-Sale	(980)	(173)
Losses on the Sale of Securities Available-for-Sale	226	---
Loans Originated and Held-for-Sale	(17,943)	(6,839)
Proceeds from the Sale of Loans Held-for-Sale	18,432	6,919
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(416)	(29)
Tax Benefit for Disposition of Stock Options	63	78
(Increase) Decrease in Deferred Tax Assets	(1,842)	448
Increase in Interest Receivable	(265)	(478)
Decrease in Interest Payable	(118)	(135)
Increase in Other Assets	(1,168)	(2,472)
Increase in Other Liabilities	2,324	177
Net Cash Provided By Operating Activities	17,855	15,783

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	122,360	23,097
Proceeds from the Maturities and Calls of Securities Available-for-Sale	127,487	59,109
Purchases of Securities Available-for-Sale	(240,616)	(139,187)
Proceeds from the Maturities of Securities Held-to-Maturity	1,618	732
Purchases of Securities Held-to-Maturity	(33,607)	(439)
Net Increase in Loans	(57,407)	(32,366)
Proceeds from the Sales of Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	658	1,029
Purchases of Premises and Equipment	(1,240)	(1,159)
Net Cash Used In Investing Activities	(80,747)	(89,184)

Financing Activities:
Net Increase in Deposits	91,637	61,353
Net Increase in Short-Term Borrowings	1,235	12,059
Federal Home Loan Bank Advances	20,000	30,000
Federal Home Loan Bank Repayments	(15,000)	---
Proceeds From Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	10,000	---
Purchases of Treasury Stock	(4,308)	(3,735)
Treasury Stock Issued for Stock-Based Plans	1,064	933
Cash Dividends Paid	(6,068)	(5,558)
Net Cash Provided By Financing Activities	98,560	95,052
Net Increase in Cash and Cash Equivalents	35,668	21,651
Cash and Cash Equivalents at Beginning of Period	32,141	41,944
Cash and Cash Equivalents at End of Period	$67,809	$63,595

Supplemental Cash Flow Information:
Interest Paid	$16,474	$18,971
Income Taxes Paid	1,224	6,055
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	732	992

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2003

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002; the results of operations for the three and nine month periods ended September 30, 2003 and 2002; the changes in shareholders’ equity for the nine month periods ended September 30, 2003 and 2002; and the cash flows for the nine month periods ended September 30, 2003 and 2002.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2002, included in the Company’s 2002 Form 10-K.

2.   Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of September 30, 2003 and December 31, 2002:

	2003	2002
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (706)	$ (706)
Net Unrealized Holding Gains on Securities Available-for-Sale	1,773	3,959
Total Accumulated Other Comprehensive Income	$1,067	$3,253

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three and nine-month periods ended September 30, 2003 and 2002:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2003:
Basic EPS	$4,569	9,841	$.46
Dilutive Effect of Stock Options	---	239
Diluted EPS	$4,569	10,080	$.45

For the Three Months Ended September 30, 2002:
Basic EPS	$4,874	9,958	$.49
Dilutive Effect of Stock Options	---	254
Diluted EPS	$4,874	10,212	$.48

Share and Per Share amounts have been restated for the September 2003 five for four stock split.

#

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts), Continued

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 2003:
Basic EPS	$14,130	9,866	$1.43
Dilutive Effect of Stock Options	---	224
Diluted EPS	$14,130	10,090	$1.40

For the Nine Months Ended September 30, 2002:
Basic EPS	$14,118	9,987	$1.41
Dilutive Effect of Stock Options	---	241
Diluted EPS	$14,118	10,228	$1.38

Share and Per Share amounts have been restated for the September 2003 five for four stock split.

4.   Goodwill and Other Intangible Assets (In Thousands)

The Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," during the quarter ended September 30, 2002.  SFAS No. 147 affects the accounting for an unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed and other consideration paid to the seller exceeded the fair value of the assets acquired.  Under SFAS No. 147, if such a transaction met the criteria for a business combination, the carrying amount of the unidentifiable intangible asset is reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for the Company was January 1, 2002.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset, and for which separate accounting records have been maintained, should be accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill as of such date.  The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but which must be evaluated annually for impairment.  Prior to the adoption of SFAS No. 147, effective retroactive to January 1, 2002, the Company's unidentifiable intangible asset was being amortized over 15 years on a straight-line basis.

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

The carrying amounts of recognized intangible assets that meet the recognition criteria of SFAS No. 141 and for which separate accounting records have been maintained, primarily core deposit intangibles, have been included in the consolidated balance sheet as Other Intangible Assets, Net.  Core deposit intangibles are being amortized on a straight-line basis over a period of 15 years.  Mortgage servicing assets are being amortized on a straight-line basis over a period of 7 years as a reduction of loan servicing income.

#

4.   Goodwill and Other Intangible Assets (In Thousands), Continued

The following table presents information on the Company’s intangible assets (other than goodwill) as of September 30, 2003 and December 31, 2002:

	Depositor Intangibles[1]	Mortgage Servicing Asset[2]	Pension Intangible Asset	Total
Gross Carrying Amount, September 30, 2003	$560	$118	$322	$1,000
Accumulated Amortization	(492)	(6)	---	(498)
Net Carrying Amount, September 30, 2003	$ 68	$112	$322	$ 502

Gross Carrying Amount, December 31, 2002	$560	---	$322	$ 882
Accumulated Amortization	(464)	---	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	---	$322	$ 418

2003 Amortization Expense (Third Quarter)	$ 9	$ 6	$ ---	$15
2002 Amortization Expense (Third Quarter)	9	---	---	9

2003 Amortization Expense (First Nine Months)	28	6	---	34
2002 Amortization Expense (First Nine Months)	28	---	---	28

Estimated Annual Amortization Expense:
2003	37	11	---	48
2004	37	20	---	57
2005	22	20		42
2006	---	20		20
2007	---	20		20
2008 and After	---	27	---	27

[1] Amortization expense for depositor intangibles is reported as a component of other operating expense.
[2] Amortization expense for mortgage servicing assets is reported as a reduction to mortgage servicing income, a component of .
component of other operating income.

#

5.   Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income for stock awards granted under these plans (other than for certain stock appreciation rights attached to options granted in 1992 and earlier, all of which have been exercised as of September 30, 2003), as all awards granted under these plans have been options having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first nine months of 2003.  The weighted-average fair value of options granted during 2002 was $6.09 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: dividend yield of 3.24%; expected volatility of 27.5%; risk free interest rate of 3.13%; and expected lives of 7.0 years.  The Company also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase the Company’s common stock at a 15% discount below market price at the time of purchase.  Under SFAS No. 123, the ESPP is considered a compensatory plan and the entire discount is considered to be a compensation expense in the pro forma disclosures set forth below.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans, restated for the September 2003 five for four stock split.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as Reported	$4,569	$4,874	$14,130	$14,118
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(85)	(311)	(258)
Pro Forma Net Income	$4,466	$4,789	$13,819	$13,860

Earnings per Share:
Basic - as Reported	$.46	$.49	$1.43	$1.41
Basic - Pro Forma	.45	.48	1.41	1.39
Diluted - as Reported	.45	.48	1.40	1.38
Diluted - Pro Forma	.44	.47	1.37	1.36

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   The Company had approximately $2.9 million of standby letters of credit on September 30, 2003, most of which will expire within one year and many of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Company’s standby letters of credit at September 30, 2003 was insignificant.

#

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51, which establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary.  The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE.  Prior to the implementation of FIN No. 46, VIE were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity.  The provisions of FIN No. 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period ending after December 15, 2003, based on FASB Staff Position 46-6 dated October 8, 2003.

In its current form, FIN No. 46 may require the Company to recharacterize its investment in its wholly owned subsidiary business trusts (Arrow Capital Trust I and Arrow Capital Statutory Trust II) in future financial statements.  In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary.  The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance.  There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.  As of September 30, 2003, if the Company was not allowed to include $15.0 million in trust preferred securities issued by its wholly-owned business trusts within Tier I capital, then the Company would still exceed the regulatory required minimums for capital adequacy purposes.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, the Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  The Statement has been generally effective for contracts entered into or modified after June 30, 2003 and has not had a material impact on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for an issuer to classify and measure such instruments.  The Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) whereas many instruments were previously classified as equity.  The disclosure requirements of Statement No. 150 are effective for interim periods beginning after June 15, 2003.  Management has adopted the provisions of this Statement with no material impact on the Company’s consolidated financial position, results of operations, or liquidity.

#

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.

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

October 17, 2003

#

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2003

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q includes statements that are not historical in nature but rather are based on management’s beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “should,” “plans,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Others are based on management’s general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are (i) statements in the first paragraph under the caption "Quarterly Taxable Equivalent Yield on Loans" on page 26 regarding loan yields in upcoming periods and (ii) statements in the fifth paragraph under the caption “Quantitative and Qualitative Disclosures About Market Risk” on page 38 regarding net interest margin and net interest income.  Forward-looking statements in this Report are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in banking operations.  Significant geopolitical developments, whether or not anticipated, also may cause differences between expected future outcomes as expressed in forward-looking statements and actual outcomes.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as expressly required under applicable laws and regulations, the Company undertakes no obligation to revise or update forward-looking statements contained in this Report to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2002.

Arrow Financial Corporation (the "Company") is a two-bank holding company headquartered in Glens Falls, New York.  Its banking subsidiaries are Glens Falls National Bank and Trust Company (“GFNB”) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (“SNB”) whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 183 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated June 30, 2003.  Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

#

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) recently adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies after March 28, 2003, that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same sorts of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures may be affected by these new rules, however, management is unable to predict whether the SEC will regard these or certain other financial measures used by the Company in its normal presentation of financial information as "non-GAAP financial measures" within the meaning of the SEC's new rules.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented by financial institutions on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by institutions, again to provide a better basis of comparison from institution to institution.  The Company follows these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and other income.  As in the case of net interest income generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most issuers also adjust both noninterest expense and other income to exclude certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from other income), in calculating the efficiency ratio.  The Company follows these practices.

#

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2003 five for four stock split.

	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Net Income	$4,569	$4,755	$4,806	$4,776	$4,874

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	147	85	221	(43)	---
Recovery Related to Former Vermont Operations	---	---	---	103	---
Net Gains on the Sale of Other Real Estate Owned	---	---	7	---	2

Period End Shares Outstanding	9,808	9,874	9,869	9,914	9,928
Basic Average Shares Outstanding	9,841	9,881	9,895	9,911	9,958
Diluted Average Shares Outstanding	10,080	10,112	10,109	10,148	10,212
Basic Earnings Per Share	.46	.48	.49	.48	.49
Diluted Earnings Per Share	.45	.47	.48	.47	.48
Cash Dividends	.21	.21	.20	.20	.19
Stock Dividends/Splits	5 for 4	---	---	5%	---

Average Assets	$1,344,090	$1,310,826	$1,287,240	$1,287,493	$1,227,012
Average Equity	102,911	103,843	101,943	100,645	99,009
Return on Average Assets	1.35%	1.46%	1.51%	1.47%	1.58%
Return on Average Equity	17.61	18.37	19.12	18.83	19.53

Average Earning Assets	$1,279,118	$1,253,422	$1,229,909	$1,228,619	$1,168,305
Average Paying Liabilities	1,069,431	1,054,745	1,037,209	1,033,150	972,168
Interest Income, Tax-Equivalent [1]	17,793	18,288	18,647	19,465	19,457
Interest Expense	5,216	5,512	5,626	6,270	6,315
Net Interest Income, Tax-Equivalent [1]	12,577	12,776	13,021	13,195	13,142
Tax-Equivalent Adjustment	629	577	552	541	535
Net Interest Margin [1]	3.90%	4.09%	4.29%	4.26%	4.46%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,200	$ 8,063	$ 8,015	$ 8,105	$ 7,763
Less: Intangible Asset Amortization	(9)	(9)	(9)	(10)	(9)
Net Noninterest Expense	8,191	8,054	8,006	8,095	7,754
Net Interest Income, Tax-Equivalent	12,577	12,776	13,021	13,195	13,142
Noninterest Income	3,207	3,256	3,031	2,924	2,843
Less: Net Securities (Gains) Losses	(245)	(141)	(368)	73	---
Net Gross Income	15,539	15,891	15,684	16,192	15,985
Efficiency Ratio [1]	52.71%	50.68%	51.05%	49.99%	48.51%
Tier 1 Leverage Ratio	8.12%	7.52%	7.44%	7.32%	7.52%
Total Shareholders’ Equity (i.e. Book Value)	$104,097	$104,689	$102,435	$101,402	$100,009
Book Value per Share	10.61	10.60	10.38	10.23	10.07
Intangible Assets	9,799	9,697	9,706	9,715	9,959
Tangible Book Value per Share	9.61	9.62	9.40	9.25	9.07

#

Selected Quarterly Information, Continued:

	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.13%	.10%	.13%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.19	.19	.20	.22	.31
Allowance for Loan Losses as a Percentage of Period-end Loans	1.36	1.36	1.35	1.38	1.40
Allowance for Loan Losses as a Percentage of Nonperforming Loans	544.24	578.50	578.95	436.89	324.24
Nonperforming Loans as a Percentage of Period-end Loans	.25	.23	.23	.32	.43
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.17	.17	.22	.30

1 See “Use of Non-GAAP Financial Measures” on page 14.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2003 five for four stock split.

	Sep 2003	Sep 2002
Net Income	$14,130	$14,118

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	453	104
Demutualization Benefit from an Employee Group Insurance Trust	---	55
Net Gains on the Sale of Other Real Estate Owned	7	14

Period End Shares Outstanding	9,808	9,928
Basic Average Shares Outstanding	9,866	9,987
Diluted Average Shares Outstanding	10,090	10,228
Basic Earnings Per Share	1.43	1.41
Diluted Earnings Per Share	1.40	1.38
Cash Dividends	.62	.56

Average Assets	$1,314,252	$1,192,418
Average Equity	102,902	95,710
Return on Average Assets	1.44%	1.59%
Return on Average Equity	18.36	19.72

Average Earning Assets	$1,254,330	$1,134,857
Average Paying Liabilities	1,053,913	948,890
Interest Income, Tax-Equivalent [1]	54,727	57,820
Interest Expense	16,353	18,836
Net Interest Income, Tax-Equivalent [1]	38,374	38,984
Tax-Equivalent Adjustment	1,758	1,599
Net Interest Margin [1]	4.09%	4.59%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 24,278	$ 23,293
Less: Intangible Asset Amortization	(28)	(27)
Net Noninterest Expense	24,250	23,266
Net Interest Income, Tax-Equivalent	38,374	38,984
Noninterest Income	9,494	8,388
Less: Net Securities (Gains) Losses	(754)	(173)
Net Gross Income	47,114	47,199
Efficiency Ratio [1]	51.47%	49.29%

#

Selected Nine-Month Period Information, Continued:

	Sep 2003	Sep 2002
Tier 1 Leverage Ratio	8.12%	7.52%
Total Shareholders’ Equity (i.e. Book Value)	$104,097	$100,009
Book Value per Share	10.61	10.07
Intangible Assets	9,799	9,969
Tangible Book Value per Share	9.61	9.07

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.10%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.19	.32
Allowance for Loan Losses as a Percentage of Period-end Loans	1.36	1.40
Allowance for Loan Losses as a Percentage of Nonperforming Loans	544.24	324.24
Nonperforming Loans as a Percentage of Period-end Loans	.25	.43
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.30

1 See “Use of Non-GAAP Financial Measures” on page 14.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis – Third Quarter

(see “Use of Non-GAAP Financial Measures” on page 15)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2003			2002
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 12,477	$ 29	0.92%	$ 32,582	$ 132	1.61%

Securities Available-for-Sale:
Taxable	295,717	2,538	3.41	269,879	3,530	5.19
Non-Taxable	14,838	161	4.30	11,986	140	4.63
Securities Held-to-Maturity:
Taxable	433	3	2.75	556	10	7.14
Non-Taxable	101,396	1,424	5.57	74,259	1,214	6.49

Loans	854,257	13,638	6.33	779,043	14,431	7.35

Total Earning Assets	1,279,118	17,793	5.52	1,168,305	19,457	6.61

Allowance For Loan Losses	(11,634)			(10,796)
Cash and Due From Banks	34,167			32,282
Other Assets	42,439			37,221
Total Assets	$1,344,090			$1,227,012

Deposits:
Interest-Bearing NOW Deposits	$ 311,470	870	1.11	$ 273,069	1,026	1.49
Regular and Money Market Savings	282,437	515	0.72	236,890	825	1.38
Time Deposits of $100,000 or More	75,771	444	2.32	71,258	516	2.87
Other Time Deposits	190,336	1,354	2.82	206,135	1,906	3.67
Total Interest-Bearing Deposits	860,014	3,183	1.47	787,352	4,273	2.15

Short-Term Borrowings	46,917	80	0.68	40,468	150	1.47
Long-Term Debt	162,500	1,953	4.77	144,348	1,892	5.20
Total Interest-Bearing Liabilities	1,069,431	5,216	1.94	972,168	6,315	2.58

Demand Deposits	153,856			138,336
Other Liabilities	17,892			17,499
Total Liabilities	1,241,179			1,128,003
Shareholders’ Equity	102,911			99,009
Total Liabilities and Shareholders’ Equity	$1,344,090			$1,227,012

Net Interest Income (Fully Taxable Basis)		12,577			13,142
Net Interest Spread			3.58			4.03
Net Interest Margin			3.90			4.46

Reversal of Tax-Equivalent Adjustment		(629)	(.20)		(535)	(.18)
Net Interest Income, As Reported		$11,948			$12,607

#

Average Consolidated Balance Sheets and Net Interest Income Analysis - First Nine Months

(see “Use of Non-GAAP Financial Measures” on page 15)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2003			2002
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 9,343	$ 74	1.06%	$ 17,827	$ 215	1.61%

Securities Available-for-Sale:
Taxable	299,230	8,591	3.84	264,158	10,579	5.35
Non-Taxable	17,047	531	4.16	11,007	382	4.64
Securities Held-to-Maturity:
Taxable	459	17	4.95	554	26	6.27
Non-Taxable	85,077	3,910	6.14	74,485	3,665	6.58

Loans	843,174	41,605	6.60	766,826	42,953	7.49

Total Earning Assets	1,254,330	54,728	5.83	1,134,857	57,820	6.81

Allowance For Loan Losses	(11,467)			(10,347)
Cash and Due From Banks	32,149			31,136
Other Assets	39,240			36,772
Total Assets	$1,314,252			$1,192,418

Deposits:
Interest-Bearing NOW Deposits	$ 311,977	3,049	1.31	$ 271,867	3,215	1.58
Regular and Money Market Savings	274,160	1,733	0.85	221,823	2,375	1.43
Time Deposits of $100,000 or More	75,428	1,366	2.42	87,701	1,824	2.78
Other Time Deposits	195,342	4,320	2.96	200,622	5,813	3.87
Total Interest-Bearing Deposits	856,907	10,468	1.63	782,013	13,227	2.26

Short-Term Borrowings	41,859	274	0.88	36,620	413	1.51
Long-Term Debt	155,147	5,612	4.84	130,257	5,196	5.33
Total Interest-Bearing Liabilities	1,053,913	16,354	2.07	948,890	18,836	2.65

Demand Deposits	141,338			130,959
Other Liabilities	16,099			16,859
Total Liabilities	1,211,350			1,096,708
Shareholders’ Equity	102,902			95,710
Total Liabilities and Shareholders’ Equity	$1,314,252			$1,192,418

Net Interest Income (Fully Taxable Basis)		38,374			38,984
Net Interest Spread			3.76			4.16
Net Interest Margin			4.09			4.59

Reversal of Tax-Equivalent Adjustment		(1,758)	(.19)		(1,599)	(.19)
Net Interest Income, As Reported		$36,616			$37,385

#

OVERVIEW

The Company reported earnings of $4.569 million for the third quarter of 2003, a decrease of $305 thousand, or 6.3%, as compared to $4.874 million for the third quarter of 2002.  Diluted earnings per share were $.45 for the 2003 quarter and $.48 for the 2002 quarter for a period-to-period decrease of $.03, or 6.3%.  Average shares outstanding decreased slightly between the two periods due to stock repurchases.  On a year-to-date basis, net income was $14.130 million for the first nine months of 2003, an increase of $12 thousand, or 0.1%, as compared to earnings of $14.118 million for the 2002 period.  Diluted earnings per share for the nine-month periods were $1.40 and $1.38, respectively, a period-to-period increase of $.02, or 1.4%.  The small increase in year-to-date earnings per share, versus no material increase in net income, was attributable to a lower number of outstanding average shares in the 2003 period, again due to stock repurchases.

The returns on average assets were 1.35% and 1.58% for the third quarters of 2003 and 2002, respectively, a decrease of 23 basis points, or 14.6%.  The returns on average equity were 17.61% and 19.53% for the third quarters of 2003 and 2002, respectively, a decrease of 192 basis points, or 9.8%.   On a year-to-date basis, the returns on average assets were 1.44% and 1.58% for the first nine months of 2003 and 2002, respectively, a decrease of 15 basis points, or 9.4%.  The returns on average equity were 18.36% and 19.72% for the first nine months of 2003 and 2002, respectively, a decrease of 136 basis points, or 6.9%.

The net interest margin for the quarter was 3.90%, down 56 basis points, or 12.6%, from the third quarter 2002 margin and down 19 basis points from the margin for the June 30, 2003 quarter.

Total assets were $1.4 billion at September 30, 2003, which represented an increase of $112.8 million, or 8.9%, from December 31, 2002, and an increase of $121.2 million, or 9.6%, above the level at September 30, 2002.

During the first nine months of 2003, shareholders' equity increased $2.7 million to $104.1 million.  The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At September 30, 2003. both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

				$ Change	$ Change	% Change	% Change
	Sep 2003	Dec 2002	Sep 2002	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 29,400	$ 3,000	$ 30,600	$ 26,400	$(1,200)	880.0%	(3.9)%
Securities Available for Sale	311,407	326,661	311,975	(15,254)	(568)	(4.7)	(0.2)
Securities Held to Maturity	106,449	74,505	74,608	31,944	31,841	42.9	42.7
Loans, Net of Unearned Income (1)	867,338	811,292	785,941	56,046	81,397	6.9	10.4
Allowance for Loan Losses	11,778	11,193	11,008	585	770	5.2	7.0
Earning Assets (1)	1,314,594	1,215,458	1,203,124	99,136	111,470	8.2	9.3
Total Assets	1,384,193	1,271,421	1,262,965	112,772	121,228	8.9	9.6

Demand Deposits	$ 157,672	$133,644	$135,467	$ 24,028	$ 22,205	18.0	16.4
NOW, Regular Savings & Money Market Deposit Accounts	633,392	565,545	541,217	67,847	92,175	12.0	17.0
Time Deposits of $100,000 or More	71,772	60,095	64,905	11,677	6,867	19.4	10.6
Other Time Deposits	186,808	198,723	205,262	(11,915)	(18,454)	(6.0)	(9.0)
Total Deposits	$1,049,644	$958,007	$946,851	$ 91,637	$102,793	9.6	10.9
Short-Term Borrowings	$ 49,733	$ 48,498	$ 49,704	$ 1,235	$ 29	2.5	0.1
Federal Home Loan Bank Advances	150,000	145,000	145,000	5,000	5,000	3.4	3.4
Shareholders' Equity	104,097	101,402	100,009	2,695	4,088	2.7	4.1

(1) Includes Nonaccrual Loans

#

Increases in Sources of Funds:  Increases in internally generated deposit balances (a net increase of $91.6 million, or 9.6%, from December 31, 2002 to September 30, 2003) accounted for most of the increase in the Company's sources of funds, supplemented by a $5.0 million increase in Federal Home Loan Bank advances, a $10.0 million issuance of guaranteed preferred beneficial interests in a junior subordinated debentures (trust preferred securities) in July 2003 and a $2.7 million increase in shareholders’ equity.  Municipal deposits, which represented 16.2% of all deposits at September 30, 2003, increased by $39.4 million, or 30.2%, from December 31, 2002 to September 30, 2003.  The Company experienced growth in all other non-maturity deposit product categories from December 31, 2002 to September 30, 2003, a combined increase of $71.4 million, or 12.4%.  Consumer time deposits decreased by $19.1 million, or 7.6%, during the same period.

Deployment of Funds into Earning Assets:  Total loans at September 30, 2003 amounted to $867.3 million, an increase of $56.0 million, or 6.9%, from December 31, 2002, and an increase of $81.4 million, or 10.4%, from September 30, 2002.  The segment of the loan portfolio experiencing the greatest increase over the twelve-month period was residential real estate loans, followed by commercial and commercial real estate loans.  Indirect consumer loan balances increased by 5.8% over the period, and continued to represent the largest single category of loans within the portfolio.  From September 30, 2001, to September 30, 2002, indirect loan balances remained essentially unchanged in absolute terms, and declined slightly as a percentage of the overall portfolio, in the face of manufacturers' heavily subsidized vehicle financing programs.  During the next three quarters (October 2002 – June 2003) the Company became more aggressive in pricing these loans and indirect loan balances began to grow again.  The period-end balance of indirect loans at September 30, 2003, however, was essentially unchanged from the prior quarter-end.

It is the intention of the Company that the greatest portion of its earning assets will consist of high quality loans.  However much of the earning asset growth occurring in the past twelve months took place in the investment securities portfolio.  As reported in the Consolidated Statement of Cash Flows, the cash flow received from the maturities and calls of securities in the available-for-sale portfolio amounted to $127.5 million for the first nine months of 2003.  Most of these cash flows resulted from the monthly amortization and prepayments of mortgage-backed securities.  Among other needs, this cash flow is available to fund loan growth or for redeployment in the available-for-sale portfolio.

In the first three quarters of 2003 the Company significantly reconfigured its securities available-for-sale portfolio with the sale of $121.6 million of securities and the purchase of $240.6 million of securities.  The reconfiguration is further detailed in the quarter-to-date and year-to-date sections on “Other Income” within the “Results of Operations” discussion in this Report.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company’s deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Demand Deposits	$ 153,856	$136,487	$133,446	$135,915	$138,336
Interest-Bearing Demand Deposits	311,470	303,476	321,091	313,517	273,069
Regular and Money Market Savings	282,437	273,453	266,416	254,415	236,890
Time Deposits of $100,000 or More	75,771	84,588	65,816	64,158	71,257
Other Time Deposits	190,336	197,068	198,715	203,139	206,136
Total Deposits	$1,013,870	$995,072	$985,484	$971,144	$925,688

#

Percentage of Average Quarterly Deposits

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Demand Deposits	15.2%	13.7%	13.5%	14.0%	14.9%
Interest-Bearing Demand Deposits	30.7	30.5	32.6	32.3	29.5
Regular and Money Market Savings	27.8	27.5	27.0	26.2	25.6
Time Deposits of $100,000 or More	7.5	8.5	6.7	6.6	7.7
Other Time Deposits	18.8	19.8	20.2	20.9	22.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, the Company typically experiences little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  In the first quarter of 2003, however, average deposits increased by 1.5%, or $14 million, over average deposits in the fourth quarter of 2002.  This increase was artificially enhanced by an atypical increase in municipal deposits at period-end, resulting from an automatic deposit of New York State funds into certain municipal accounts (approximately $20 million) on March 31, rather than on April 1, as usual. Average deposits also increased in the second quarter 2003, by $10 million, and in the third quarter of 2003, by $19 million.  Over the last twelve months, the Company experienced significant growth in all three categories of non-maturity deposits, based on average quarterly levels.  However, time deposits of $100,000 or more remained essentially flat and other time deposits decreased by 7.7%.  Early in 2002, the Company opened a new branch in Saratoga Springs, New York and in June 2003, the Company opened another branch in Queensbury, New York.  Otherwise, the increase in deposits was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.11	1.37	1.45	1.54	1.49
Regular and Money Market Savings	0.72	0.87	0.95	1.24	1.38
Time Deposits of $100,000 or More	2.32	2.38	2.59	2.75	2.87
Other Time Deposits	2.82	2.96	3.08	3.38	3.67
Total Deposits	1.25	1.46	1.52	1.71	1.83

Key Interest Rate Changes 1999 - 2003

		Federal
Date	Discount Rate	Funds Rate	Prime Rate
June 25, 2003	.50%	1.00%	4.00%
November 6, 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

#

The Company’s net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in interest rates and net interest income in ensuing periods; as prevailing rates have declined, net interest income has increased, and vice versa.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points.  In the first ten months of 2002, there were no further rate changes, but the Federal Reserve Board resumed its rate cutting in November 2002 by decreasing rates another 50 basis points and again more recently by another 25 basis points on June 25, 2003.  Throughout all of 2001 and most of 2002, in reaction to these rate increases the Company experienced significant increases in net interest margin and net interest spread, and as a consequence in net interest income.  These positive developments were at least in part a reflection of differing repricing sensitivities of asset and liability portfolios, as interest-bearing liabilities (chiefly, deposits) repriced downward more rapidly than earning assets (primarily loans).  While the cost of deposits decreased in all quarters of 2001 and 2002, the Company did not experience a decrease in the average yield in the loan portfolio until the second quarter of 2001, and the decreases the Company experienced in successive quarters of 2001 and into 2002 were initially not as significant as the decreases it continued to experience in the average cost of deposits.  See the discussion under "Loan Trends" later in this report for a more complete analysis of yield trends in the loan portfolio.

The Federal Reserve Board's decrease in short-term interest rates in November 2002 and June 2003 had a more limited impact on the cost of deposits, because the Company’s rates on several deposit products, such as savings and NOW accounts, were already priced at such low levels that a matching 75 basis point decrease in rates was not practical or sustainable.  In the second half of 2002, the Company did effect minor rate decreases on all major categories of non-maturity deposit products, resulting in a small increase (3 basis points) in the net interest margin from the last quarter of 2002 to the first quarter of 2003, but for the second and third quarters of 2003 net interest margin continued a downward trend, declining 20 basis points from the first quarter to the second quarter of 2003 and another 19 basis points from the second quarter to the third quarter of 2003 (to 3.90%), as the decrease in yields on earning assets continued at a faster rate than the decrease in rates paid on interest-bearing liabilities.  See the discussion of net interest income and net interest margin in the section of this report entitled "Use of Non-GAAP Financial Measures," at the beginning of Management’s Discussion and Analysis.

During periods of falling interest rates, the Company typically experiences a pattern where customers reinvest maturing time deposits in non-maturity deposit products, pending a turn around in rates.  At December 31, 2000, before interest rates began their two-year decline, the Company’s time deposits represented approximately 42% of all deposits.  At September 30, 2003, after the steep decline in interest rates, time deposits constituted only 25% of total deposits.  If prevailing rates begin to rise, this trend may reverse itself enhancing margin pressures.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

#

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have maturities of 2 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing FHLB rates of interest.

Management continues to explore and evaluate new non-deposit sources of funds.  In 1999, the Company established a financing vehicle, Arrow Capital Trust I ("ACT I").  ACT I issued so-called trust preferred securities, that is, 30 year guaranteed preferred beneficial interests in ACT I’s assets ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%, ACT I then used the proceeds from the sale of the capital securities to acquire its sole asset, junior subordinated debentures issued by the Company, bearing the same interest rate (9.5%) and similar in amount ($5.0 million).  The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004.  The ACT I capital securities, with associated expense that is tax deductible, qualify as Tier I capital of the Company under regulatory definitions.  In July 2003, the Company established a second financing vehicle, Arrow Capital Statutory Trust II ("ACST II") also to issue trust preferred securities.  ACST II issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $10.0 million at a fixed rate of 6.53% until September 30, 2008 (afterwards the rate is variable, set at the three month LIBOR rate plus 3.15%). ACST II then used the proceeds from the sale of the capital securities to acquire as its sole asset, junior subordinated debentures issued by the Company, bearing the same interest rate terms and similar in amount.  The ACST II capital securities, with associated expense that is tax deductible, also qualify as Tier I capital of the Company under regulatory definitions.  These securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning September 30, 2008.

Both the ACT I and ACST II capital securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of the Company, which would only happen if bank regulatory authorities were to reverse their current position that trust preferred securities issued by bank holding companies to certain threshold levels qualify for such treatment.  The Company does not anticipate any such change in regulatory interpretation, or that any such change would materially affect its ability to obtain funds.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Commercial and Commercial Real Estate	$188,048	$189,167	$174,745	$170,465	$168,204
Residential Real Estate	268,967	265,684	259,959	247,642	235,248
Home Equity	34,748	31,893	30,468	30,379	29,468
Indirect Consumer Loans	326,796	326,856	323,762	314,655	308,681
Direct Consumer Loans	35,698	35,970	36,444	37,287	37,441
Total Loans	$854,257	$849,570	$825,378	$800,428	$779,042

Percentage of Quarterly Average Loans

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Commercial and Commercial Real Estate	22.0%	22.3%	21.2%	21.3%	21.6%
Residential Real Estate	31.5	31.3	31.5	30.9	30.2
Home Equity	4.0	3.8	3.7	3.8	3.8
Indirect Consumer Loans	38.3	38.4	39.2	39.3	39.6
Direct Consumer Loans	4.2	4.2	4.4	4.7	4.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

#

Indirect Consumer Loans: In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent five quarters, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loans was largely the result of an aggressive campaign of zero rate and other subsidized financing commenced by the auto manufacturers in the Fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as the Company became more rate-competitive.  While the balance of indirect loans remained essentially unchanged from June 30, 2003 to September 30, 2003, indirect loans still represent the largest category of loans (38.3%) in the Company’s loan portfolio, and any developments threatening the indirect loan business generally may be expected to have a negative impact on the Company due its to reliance on such loans.  If auto manufacturers continue to offer heavily subsidized financing programs, the indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the Company’s loan portfolio at September 30, 2003, at 31.5% of average loans for the quarter.  This was the fastest growing segment in the Company's loan portfolio for the first and third quarters of 2003 and the second fastest for the second quarter of 2003.  Period-end residential real estate loan balances increased only $490 thousand during the second quarter as originations of $28.7 million were offset by normal amortization, refinanced loans, prepayments and the sale of $12.5 million of real estate loans to the secondary market (with the Company retaining servicing rights).  Even though the Federal Reserve Bank has not changed short-term interest rates since June 2003, rates on longer-term investments began to rise in the third quarter of 2003.  Consequently, the Company began to experience a slow-down in residential real estate loan applications in the last month of the third quarter of 2003 and into the fourth quarter of 2003, as refinancing activity, driven by the level or increasing interest rate environment, began to slow down.

Commercial and Commercial Real Estate Loans: Average commercial and commercial real estate loan balances increased by $17.6 million during the first three quarters of 2003.  These loans represented the second fastest growing segment of the Company's loan portfolio for the first quarter of 2003 and the fastest growing segment for the second quarter of 2003.  This growth rate fell-off in the third quarter of 2003, as average balances on these loans decreased $1.1 million during the third quarter of 2003.  Although the Company typically experiences most of its growth in commercial and commercial real estate loans in the spring and summer months, there were still a moderate number of commercial loan applications in the process of approval at the end of the third quarter.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Commercial and Commercial Real Estate	6.49%	6.61%	6.86%	7.21%	7.24%
Residential Real Estate	6.41	6.68	6.93	7.04	7.16
Home Equity	4.56	5.02	5.27	5.76	6.02
Indirect Consumer Loans	6.16	6.47	6.82	7.20	7.48
Direct Consumer Loans	8.23	8.29	8.56	8.69	8.99
Total Loans	6.33	6.59	6.88	7.16	7.35

In general, the yield on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2003."  Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the lower current yields.  As noted in the earlier discussion, during the recent period of declining rates (mid-2001 through 2003), the Company experienced a time lag between the impact of declining rates on the deposit portfolio (which occurred relatively quickly) and the impact on the loan portfolio, which positively affected the net interest margin during this period.

#

Net interest margin expanded during 2001 and into the first quarter of 2002.  As prevailing rates and the Company's deposit rates began to flatten out in mid-2002, however, loan yields continued to decline and further declines in loan yields are expected in forthcoming periods, reinforced by the Federal Reserve's actions in November 2002 to decrease prevailing rates by 50 basis points and an additional 25 basis points in June 2003.  As a result, the net interest margin began to contract in the second quarter of 2002 and continued to do so for the following five quarters.  Although net interest margin increased by 3 basis points in the first quarter of 2003 (due primarily to a lagging decrease in the Company’s non-maturity deposit rates) it fell 20 basis points in the second quarter of 2003 and another 19 basis points in the third quarter of 2003.

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2003	Jun 2003	Mar 2003	Dec 2002	Sep 2002
Loan Balances:
Period-End Loans	$ 867,338	$ 848,778	$ 841,161	$ 811,292	$ 785,941
Average Loans, Year-to-Date	843,174	837,541	825,378	775,296	766,826
Average Loans, Quarter-to-Date	854,257	849,570	825,378	800,428	779,042
Period-End Assets	1,384,193	1,317,158	1,319,858	1,271,421	1,262,965

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,193	$11,193	$11,193	$ 9,720	$ 9,720
Provision for Loan Losses, Y-T-D	1,215	810	405	2,288	1,845
Loans Charged-off	(874)	(656)	(288)	(1,121)	(766)
Recoveries of Loans Previously Charged-off	244	171	78	306	209
Net Charge-offs, Y-T-D	(630)	(485)	(210)	(815)	(557)
Allowance for Loan Losses, End of Period	$11,778	$11,518	$11,388	$11,193	$11,008

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,518	$11,388	$11,193	$11,008	$10,595
Provision for Loan Losses, Q-T-D	405	405	405	443	615
Loans Charged-off	(218)	(368)	(288)	(355)	(251)
Recoveries of Loans Previously Charged-off	73	93	78	97	49
Net Charge-offs, Q-T-D	(145)	(275)	(210)	(258)	(202)
Allowance for Loan Losses, End of Period	$11,778	$11,518	$11,388	$11,193	$11,008

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,832	$1,684	$1,967	$2,471	$3,270
Loans Past due 90 Days or More
and Still Accruing Interest	332	307	---	91	125
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,164	1,991	1,967	2,562	3,395
Repossessed Assets	207	198	231	143	258
Other Real Estate Owned	---	---	---	51	73
Total Nonperforming Assets	$2,371	$2,189	$2,198	$2,756	$3,726

Asset Quality Ratios:
Allowance to Nonperforming Loans	544.24%	578.50%	578.95%	436.89%	324.24%
Allowance to Period-End Loans	1.36	1.36	1.35	1.38	1.40
Provision to Average Loans (Quarter)	0.19	0.19	0.20	0.22	0.31
Provision to Average Loans (YTD)	0.19	0.20	0.20	0.30	0.32
Net Charge-offs to Average Loans (Quarter)	0.07	0.13	0.10	0.13	0.10
Net Charge-offs to Average Loans (YTD)	0.10	0.12	0.10	0.11	0.10
Nonperforming Loans to Total Loans	0.25	0.23	0.23	0.32	0.43
Nonperforming Assets to Total Assets	0.17	0.17	0.17	0.22	0.30

#

The Company’s nonperforming assets at September 30, 2003 amounted to $2.4 million, a decrease of $385 thousand, or 14.0%, from December 31, 2002, and a decrease of $1.4 million, or 36.4%, from September 30, 2002.  The decrease from September 30, 2002 was primarily attributable to the repayment in full of one large nonperforming commercial loan, with no charge-off, in the fourth quarter of 2002.

At period-end, nonperforming assets represented .17% of total assets, a 5 basis point decrease from .22% at year-end 2002 and a 13 basis point decrease from .30% at September 30, 2002.  At June 30, 2003 this ratio for the Company’s peer group was .63%.

At September 30, 2003, the Company had identified only one commercial credit relationship that, although still performing and accruing interest, nevertheless exhibited sufficient weakness to warrant classification as a potential problem loan. The amount of the potential problem loan on that date was $2.3 million.  As of the same date, a related commercial credit to the same borrower was on nonaccrual status.  The amount of the nonaccruing credit was $319 thousand, reduced from $850 thousand on September 30, 2002, reflecting cash payments received from the borrower during the period.

In the first quarter of 2003, a commercial borrower announced plans to discontinue some or all aspects of its business operations.  The borrower was then indebted to the Company in the aggregate amount of $2.3 million through three separate loans.  During the third quarter of 2003, two loans totaling $1.8 million were repaid in full through liquidation of the underlying collateral.  The third loan with a balance of $466 thousand as of September 30, 2003, is secured by commercial real estate having an estimated market value significantly in excess of the loan balance.  There are no commitments to extend additional credit to the borrower.  Management believes that the risk of credit loss to this borrower, at this time, is very limited and the outstanding loan remains on accrual status.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.1 million at September 30, 2003 and represented 0.59% of loans outstanding at that date, as compared to approximately $5.7 million of non-current loans representing 0.71% of loans outstanding at December 31, 2002.  These non-current loans were composed of approximately $4.3 million of consumer loans, principally indirect automobile loans, $671 thousand of residential real estate loans and commercial loans of $197 thousand.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the 1997-2000 period.  As the country slid into a mild recession in 2001 and continued throughout 2002, the economic downturn was not as severe in this geographic area.  In the "Capital District" in and around Albany and in the area north of the Capital District, including the Company's principal service areas, unemployment remained below the national average.  The unemployment rate has been at or above the national average in the Company's other service areas including Clinton and Essex Counties, near the Canadian border, during 2002 and through the second quarter of 2003.

On an annualized basis, the ratio of the 2003 third quarter net charge-offs to average loans was .07%, 3 basis points lower than the annualized ratio of net charge-offs to average loans of .10% in the comparable 2002 period.  The provision for loan losses was $405 thousand for the third quarter of 2003, compared to a provision of $615 thousand for the third quarter of 2002 and a provision of $405 thousand for the June 30, 2003 quarter.  The provision as a percentage of average loans (annualized) was .19% for the third quarter of 2003, a decrease of 12 basis points from the .31% ratio for the comparable 2002 period.  The decrease in the provision is due primarily to the fact that nonperforming loans, net charge-offs and non-current loans had decreased from the levels at September 30, 2002, even as the Company experienced sustained growth in the loan portfolio.

The allowance for loan losses at September 30, 2003 amounted to $11.8 million. The ratio of the allowance to outstanding loans at September 30, 2003, was 1.36%, 2 basis points lower than the ratio at December 31, 2002 and 4 basis points lower than this ratio at September 30, 2002.   The allowance as a percent of nonperforming loans was 544.24% at September 30, 2003.

#

CAPITAL RESOURCES

Shareholders' equity increased $2.7 million during the first nine months of 2003.  During this period, net income was $14.1 million, which was reduced by net unrealized losses on securities available-for-sale (net of tax) of approximately $2.2 million, stock repurchases (net of new stock issuances) of $3.1 million, and cash dividends of $6.1 million ($.62 per share).  From December 31, 2002 to September 30, 2003, shareholders' equity increased by 2.7%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, part of our financial statements set forth elsewhere in this report.

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

As of September 30, 2003, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.12%	12.46%	13.72%
Glens Falls National Bank & Trust Co.	7.53	12.09	13.34
Saratoga National Bank & Trust Co.	8.32	9.79	13.06

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for the Company and its subsidiary banks at September 30, 2003 were above minimum capital standards for financial institutions.  Additionally, at such date the Company and its subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

During July 2003, the Company issued $10 million of trust preferred securities in a private placement.  Such amount qualified as Tier 1 capital under regulatory guidelines.  See the discussion under “Non-Deposit Sources of Funds” on page 24.

The Company’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

#

On October 22, 2003, the Company announced the 2003 fourth quarter dividend of $.22 payable on December 15, 2003.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2003 five for four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2002
First Quarter	$21.333	$23.048	$.175
Second Quarter	21.219	27.368	.190
Third Quarter	21.356	27.604	.190
Fourth Quarter	19.848	27.976	.200

2003
First Quarter	$22.480	$24.920	$.200
Second Quarter	22.680	26.840	.208
Third Quarter	25.200	28.736	.208
Fourth Quarter (Payable December 15, 2003)			.220

	2003	2002
Third Quarter Diluted Earnings Per Share	$.45	$.48
Dividend Payout Ratio (third quarter cash dividends as
a percent of third quarter diluted earnings per share)	46.22%	39.58%
Book Value Per Share	$10.61	$10.07
Tangible Book Value Per Share	9.61	9.07

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

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow.  Certain securities are designated by the Company, at the time of purchase, as available-for-sale.  Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $57.6 million at September 30, 2003.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.  In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

#

RESULTS OF OPERATIONS:

Three Months Ended Sep 30, 2003 Compared With

Three Months Ended Sep 30, 2002

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Sep 2003	Sep 2002	Change	% Change
Net Income	$4,569	$4,874	$(305)	(6.3)%
Diluted Earnings Per Share	.45	.48	(.03)	(6.2)
Return on Average Assets	1.35%	1.58%	(.23)%	(14.6)
Return on Average Equity	17.61%	19.53%	(1.92)%	(9.8)

The Company reported earnings of $4.6 million for the third quarter of 2003, a decrease of $305 thousand, or 6.3%, from the third quarter of 2002.   Diluted earnings per share of $.45 for the third quarter of 2003 represented a three cent decrease from the third quarter of 2002.  Included in net income are: (i) net securities gains, net of tax, of $147 thousand in the 2003 quarter and, (ii) net gains on the sale of loans to the secondary market of $70 thousand and $41 thousand, net of tax, for the respective 2003 and 2002 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Sep 2003	Sep 2002	Change	% Change
Interest and Dividend Income	$17,793	$19,457	$(1,664)	(8.6)%
Interest Expense	5,216	6,315	(1,099)	(17.4)
Net Interest Income	$12,577	$13,142	$ (565)	(4.3)

Taxable Equivalent Adjustment	629	535	94	17.6

Average Earning Assets (1)	$1,279,118	$1,168,305	$110,813	9.5
Average Paying Liabilities	1,069,431	972,168	97,263	10.0

Yield on Earning Assets (1)	5.52%	6.61%	(1.09)%	(16.5)
Cost of Paying Liabilities	1.94	2.58	(0.64)	(24.8)
Net Interest Spread	3.58	4.03	(0.45)	(11.2)
Net Interest Margin	3.90	4.46	(0.56)	(12.6)

(1) Includes Nonaccrual Loans

The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.46% to 3.90%, from the third quarter of 2002 to the third quarter of 2003.  The margin was also down 19 basis points from the second quarter of 2003.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 15, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The $110.8 million increase in average earning assets from the third quarter of 2002 to the third quarter of 2003, although significant, was not enough to fully offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income was down $565 thousand, or 4.3%, from the third quarter of 2002.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by changes in prevailing interest rates, and their disproportionate impact of such changes on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2003" and “Loan Trends.”  The decrease in net interest income in the second and third quarters of 2003 was enhanced by the higher than expected levels of prepayments on certain investment securities in the available-for-sale securities portfolio, necessitating the accelerated amortization of the premiums paid on these securities at purchase and resulting in decreased yields in the portfolio.  See the following section, “Other Income.”

#

The provisions for loan losses were $405 thousand and $615 thousand for the quarters ended September 30, 2003 and 2002, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2003	Sep 2002	Change	% Change
Income From Fiduciary Activities	$ 894	$ 878	$ 16	1.8%
Fees for Other Services to Customers	1,747	1,660	87	5.2
Net Gains on Securities Transactions	245	---	245	100.0
Other Operating Income	321	305	16	5.2
Total Other Income	$3,207	$2,843	$364	12.8

For the third quarter of 2003, total other income included securities gains of $245 thousand on the sale of $25.6 million of securities available-for-sale (primarily mortgage-backed securities).  For the second and third quarters of 2003, the Company experienced above-average amounts of prepayments on available-for-sale securities in its portfolio, specifically mortgage-backed securities and CMO’s.  The Company had purchased many of these securities at premiums since the underlying mortgages were written during periods when mortgage rates were higher than the recent extended period of historically low rates.  The higher than anticipated prepayment levels had the effect of accelerating amortization of the premiums (an offset against interest income in the portfolio), ultimately reducing the yield on the portfolio below the projected yield.  The following table presents sales and purchases in the investment portfolio for the first three quarters of 2003:

2003 Investment Sales and Purchases

(In Thousands)

	First Quarter	Second Quarter	Third Quarter	Year-to-Date
Investment Sales
Collateralized Mortgage Obligations	$ ---	$12,832	$19,561	$ 32,393
Other Mortgage-Backed Securities	---	17,552	---	17,552
U.S. Agency Securities	53,532	9,992	---	63,524
State and Municipal Obligations	---	---	---	---
Other	800	1,325	6,012	8,137
Total Sales	$54,332	$41,701	$25,573	$121,606

Investment Purchases
Collateralized Mortgage Obligations	$40,712	$ ---	$65,410	$106,122
Other Mortgage-Backed Securities	51,061	35,792	---	86,853
U.S. Agency Securities	4,992	33,981	---	38,973
State and Municipal Obligations	1,856	20,794	11,824	34,474
Other	43	1,491	6,267	7,801
Total Purchases	$98,664	$92,058	$83,501	$274,223

During the third quarter of 2003, the Company sold $19.6 million of CMO’s with shorter than expected maturities and with lower than expected yields.  In turn, the Company purchased $65.4 million of CMO’s during the third quarter of 2003 with longer expected maturities and higher expected yields than those sold.  There were no securities sales during the third quarter of 2002.

Also during the third quarter of 2003, the Company sold $2.8 million of newly originated residential real estate loans to the secondary market.  The net gains of $117 thousand were due, in part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily because the Company was able to write loans with yields slightly higher than those required by the secondary market.  During the third quarter of 2002, the Company recognized $68 thousand on the sale of loans.  Net gains on the sales of loans are included in other operating income in the table above.

#

Income from fiduciary activities totaled $894 thousand for the third quarter of 2003, an increase of $16 thousand, or 1.8%, from the third quarter of 2002.  This increase was essentially attributable to the increase in value of trust assets under administration and investment management, which in itself was largely the result of a recovery in the equity markets.  Trust assets under administration at September 30, 2003, stated at market value, amounted to $671.1 million, an increase of $74.2 million, or 12.4%, from September 30, 2002.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds represented a market value of $101.8 million at September 30, 2003.  These funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisors, Inc.  Currently, the funds consist almost entirely of qualified employee benefit plan accounts.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $1.7 million for the third quarter of 2003, an increase of $87 thousand, or 5.2%, from the 2002 third quarter.  The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

Other operating income includes some residual third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate owned and other assets.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sep 2003	Sep 2002	Change	% Change
Salaries and Employee Benefits	$4,831	$4,814	$ 17	0.4%
Occupancy Expense of Premises, Net	648	581	67	11.5
Furniture and Equipment Expense	685	585	100	17.1
Other Operating Expense	2,036	1,783	253	14.2
Total Other Expense	$8,200	$7,763	$ 437	5.6

Efficiency Ratio	52.71%	48.51%	4.20%	8.7

Other expense for the third quarter of 2003 was $8.2 million, an increase of $437 thousand, or 5.6%, over the expense for the third quarter of 2002.  For the third quarter of 2003, the Company's efficiency ratio was 52.71%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income ( on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion earlier in this report under the heading “Use of Non-GAAP Financial Measures.”  The Federal Reserve Board's "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.  Without the adjustment for intangible asset amortization, the Company's efficiency ratio for the quarter was 52.77%, which compares favorably to the Company's June 30, 2003 peer group ratio of 60.74%.

Salaries and employee benefits expense increased $17 thousand, or 0.4%, from the third quarter of 2002 to the third quarter of 2003.  The increase in salary expense for the third quarter of 2003 was 7.8% over the third quarter of 2002.  This was offset, in part, by decreases in pension expense (due primarily to the 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.43% for the third quarter of 2003, 24 basis points less than the ratio for the Company’s peer group of 1.67% at June 30 2003.

#

Occupancy expense was $648 thousand for the third quarter of 2003, a $67 thousand increase, or 11.5%, over the third quarter of 2002.  The increase was primarily attributable to increases in maintenance and insurance costs.  Furniture and equipment expense was $685 thousand for the third quarter of 2003, a $100 thousand increase, or 17.1%, above the third quarter of 2002.  The increase was primarily attributable to increases in depreciation expense and computer maintenance fees.

Other operating expense was $2.0 million for the third quarter of 2003, an increase of $253 thousand, or 14.2%, from the third quarter of 2002.  The increase was spread among a variety of areas of operating expense.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2003	Sep 2002	Change	% Change
Provision for Income Taxes	$1,981	$2,198	$(217)	(9.9)%
Effective Tax Rate	30.24%	31.08%	(0.84)%	(2.7)

The provisions for federal and state income taxes amounted to $2.0 million and $2.2 million for the third quarters of 2003 and 2002, respectively.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax exempt securities.

RESULTS OF OPERATIONS:

Nine Months Ended Sep 30, 2003 Compared With

Nine Months Ended Sep 30, 2002

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2003	Sep 2002	Change	% Change
Net Income	$14,130	$14,118	$ 12	0.1%
Diluted Earnings Per Share	1.40	1.38	.02	1.4
Return on Average Assets	1.44%	1.58%	(.14)%	(8.9)
Return on Average Equity	18.36%	19.72%	(1.36)%	(6.9)

The Company reported earnings of $14.1 million for the first nine months of 2003, an increase of $12 thousand, or 0.1%, over the first nine months of 2002.   Diluted earnings per share of $1.40 for the first nine months of 2003 represented an increase of $.02, or 1.4%, over the first nine months of 2002.  Included in net income for the 2003 and 2002 periods are: (i) net securities gains, net of tax, of $453 thousand and $104 thousand, resectively and (ii) net gains on the sale of loans to the secondary market of $293 thousand and $48 thousand, net of tax, respectively.  The 2002 period also includes a $55 benefit (net of tax) related to the demutualization of an insurance company for the Company’s group employee insurance trust.

#

The period-to-period change for the first nine months of 2003 as compared to the first nine months of 2002 is reviewed in the following sections on net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2003	Sep 2002	Change	% Change
Interest and Dividend Income	$54,728	$57,820	$(3,092)	(5.3)%
Interest Expense	16,354	18,836	(2,482)	(13.2)
Net Interest Income	$38,374	$38,984	$ (610)	(1.6)

Taxable Equivalent Adjustment	1,758	1,599	159	9.9

Average Earning Assets (1)	$1,254,330	$1,134,857	$119,473	10.5
Average Paying Liabilities	1,053,913	948,890	105,023	11.1

Yield on Earning Assets (1)	5.83%	6.81%	(0.98)%	(14.4)
Cost of Paying Liabilities	2.07	2.65	(0.58)	(21.9)
Net Interest Spread	3.76	4.16	(0.40)	(9.9)
Net Interest Margin	4.09	4.59	(0.50)	(10.9)

(1) Includes Nonaccrual Loans

The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.59% to 4.09%, from the first nine months of 2002 to the first nine months of 2003.  The $119.5 million increase in average earning assets from the first nine months of 2002 to the first nine months of 2003, although significant, was not enough to fully offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income was down $610 thousand, or 1.6%, from the first nine months of 2002.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by changes in prevailing interest rates, and its disproportionate impact on interest-bearing liabilities and assets, as discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2003" and “Loan Trends.”  Also significant in the decrease in net interest income between the two periods was the higher than expected prepayment amount in certain investment securities in the available-for-sale portfolio, which had the effect of enhancing the decrease in yields on the portfolio.  See “Other Income” under “RESULTS OF OPERATIONS: Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002,” above.

The provisions for loan losses were $1.2 million for the 2003 nine-month period and $1.8 million for the 2002 nine-month period.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2003	Sep 2002	Change	% Change
Income From Fiduciary Activities	$2,688	$2,927	$(239)	(8.2)%
Fees for Other Services to Customers	5,072	4,507	565	12.5
Net Gains on Securities Transactions	754	173	581	335.8
Other Operating Income	980	781	199	25.5
Total Other Income	$9,494	$8,388	$1,106	13.2

#

For the first nine months of 2003, total other income included securities gains of $754 thousand on the sale of $121.6 million of securities available-for-sale (primarily mortgage-backed securities).  In the previous section of this Report presenting the quarter-to-quarter comparison under “Other Income,” the Company’s securities sales and purchases are presented for each of the 2003 quarters along with a discussion of the Company’s investment strategy and the effect on portfolio yields of higher than expected prepayments on certain investment securities experienced by the Company in the second and third quarters of 2003.  During the first nine months of 2002, the Company recognized $173 thousand in net securities gains on the sale of $23.1 million of securities from the available-for-sale portfolio.

Also during the first nine months of 2003, the Company sold $15.6 million of newly originated residential real estate loans to the secondary market.  The net gains of $488 thousand were due, in part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily reflected the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  During the 2002 period, the Company recognized $80 thousand on the sale of loans.  These gains are included in other operating income in the table above.

During the first nine months of 2002, the Company recognized a one-time benefit of $92 thousand related to the demutualization of an insurance company for the Company’s group employee insurance trust.  This gain is included in other operating income in the table above.

Income from fiduciary activities totaled $2.7 million for the first nine months of 2003, a decrease of $239 thousand, or 8.2%, from the first nine months of 2002.  All of this decrease was experienced in the first two quarters of 2003, and was essentially attributable to the decline in value of trust assets under administration and investment management, which in itself was largely the result of the overall decline in the equity markets.  However, during the third quarter of 2003, trust assets under administration and investment management, stated at market value, increased to $671.3 million at period-end, an increase of $74.2 million, or 12.4%, from Sep 30, 2002.  Income from fiduciary services for the third quarter of 2003 slightly exceeded income from the third quarter of 2002.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds represented a market value of $101.8 million at Sep 30, 2003.  These funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisors, Inc.  Currently, the funds consist almost entirely of qualified employee benefit plan accounts.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income and servicing income on sold loans) was $5.1 million for the first nine months of 2003, an increase of $565 thousand, or 12.5%, from the first nine months of 2002.  The significant increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on these accounts and an increase in merchant credit card processing income.

Other operating income includes some residual third party credit card servicing income, data processing servicing fee income received from one unaffiliated upstate New York bank, and gains on the sale of loans, other real estate and other assets, if any.  The 2003 period total was positively affected by loan sales and the 2002 period was positively affected by the demutualization benefit, both discussed in the second and third paragraphs of this section, above.  The Company’s credit card processing income was $67 thousand for the 2002 period, representing some residual business after the sale of the Company’s own credit card portfolio in 2000.  That business fully wound-down early in 2003.

#

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2003	Sep 2002	Change	% Change
Salaries and Employee Benefits	$14,257	$13,958	$299	2.1%
Occupancy Expense of Premises, Net	1,915	1,777	138	7.8
Furniture and Equipment Expense	2,102	1,843	259	14.1
Other Operating Expense	6,004	5,715	289	5.1
Total Other Expense	$24,278	$23,293	$985	4.2

Efficiency Ratio	51.47%	49.29%	2.18%	4.4

Other expense for the first nine months of 2003 was $24.3 million, an increase of $985 thousand, or 4.2%, over the amount for the first nine months of 2002.  For the first nine months of 2003, the Company's efficiency ratio was 51.47%.  This ratio is a comparative measure of a financial institution's operating efficiency.  See the discussion above under “Other Expense” in the section of this Report presenting the quarter-to-quarter comparison, as well as the discussion under "Use of Non-GAAP Financial Measures" earlier in this Report.  The Federal Reserve Board's "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.  Without the adjustment for intangible asset amortization, the Company's efficiency ratio for the nine months ended September 30, 2003 was 52.77%, which compares favorably to the Company's June 30, 2003 peer group ratio of 60.74%.

Salaries and employee benefits expense increased $299 thousand, or 2.1%, from the first nine months of 2002 to the first nine months of 2003.  The increase in salary expense for the first nine months of 2003 was 8.4% over the first nine months of 2002.  This was offset, in part, by decreases in pension expense (due primarily to the 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for the first nine months of 2003, 22 basis points less than the ratio for the Company’s peer group of 1.67% at June 30, 2003.

Occupancy expense was $1.9 million for the first nine months of 2003, a $138 thousand increase, or 7.8%, over the first nine months of 2002.  The increase was primarily attributable to increases in maintenance and insurance costs.  Furniture and equipment expense was $2.1 million for the first nine months of 2003, a $259 thousand increase, or 14.1%, above the first nine months of 2002.  The increase was primarily attributable to an increase in depreciation expense and the cost for computer maintenance.

Other operating expense was $6.0 million for the first nine months of 2003, an increase of $289 thousand, or 5.1%, from the first nine months of 2002.  The increase was spread among a variety of areas of operating expense.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2003	Sep 2002	Change	% Change
Provision for Income Taxes	$6,487	$6,517	$(30)	(0.5)%
Effective Tax Rate	31.46%	31.58%	(0.12)%	(0.4)

#

The provisions for federal and state income taxes amounted to $6.5 million for both the first nine months of 2003 and 2002.  The Company experienced a slight decrease in the effective tax rate from the first nine months of 2002 to the first nine months of 2003 due to an increase in the percentage holdings of tax-exempt securities.

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

The resulting sensitivity analyses reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which initially had a positive effect on the Company's net interest income.  Rates are now at very low levels and further substantial cuts are highly unlikely.  Management believes there is some likelihood that rates will begin to rise later in 2004.  A rising rate environment, or even continuation of the current interest rate scenario, may continue to have a negative impact on net interest margin, at least in the immediately upcoming periods.

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

#

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve and other internal/external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2003. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

Item 2.

Changes in Securities and Use of Proceeds - None

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders - None

Item 5.

Other Information  - None

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.(ii)

By-laws of the Registrant, as amended

Exhibit 4.1

Amended and Restated Declaration of the Trust by and among U.S. Bank National Association, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of July 23, 2003, relating to Arrow Capital Statutory Trust II.

Exhibit 4.2

Indenture between Arrow Financial Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003.

Exhibit 4.3

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003.

Exhibit 4.4

Guarantee Agreement by and between Arrow Financial Corporation and U.S. Bank National Association, dated as of July 23, 2003.

Exhibit 31.1

Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)

Exhibit 31.2

Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)

Exhibit 32

Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and

Certification of Chief Financial Officer under 18 U.S.C. Section 1350

(b) Reports on Form 8-K:  Current Report on Form 8-K dated October 21, 2003, which included information regarding the Company’s operating results for the third quarter ended September 30, 2003, filed pursuant to Item 12.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 14, 2003	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer

Date: November 14, 2003	s/John J. Murphy
John J. Murphy, Executive Vice
President, Treasurer and CFO
(Principal Financial Officer and
Principal Accounting Officer)

#