Form 10-K
period 2003-12-31
ARROW FINANCIAL CORP
filed 2004-03-11
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
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
Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant at June 30, 2003 based on the average of the closing bid and the closing asked prices on the NASDAQ Exchange:

$263,549,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class	Outstanding as of February 27, 2004
Common Stock, par value $1.00 per share	9,823,450

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2004 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K

INDEX

PART    I

Item 1.

Business

A.

General

Cautionary Statement under Federal Securities Laws

Code of Ethics

Critical Accounting Policies

Use of Non-GAAP Financial Measures

Peer Group Comparisons

B. Lending Activities

C. Supervision and Regulation

D. Competition

E. Statistical Disclosure (Guide 3)

F. Recent Legislative Developments

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

F. Off-Balance Sheet Arrangements

G. Contractual Obligations

H. Fourth Quarter Results

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A

Controls and Procedures

PART  III

Item 10.

Directors and Executive Officers of the Registrant*

Item 11.

Executive Compensation*

Item 12.

Security Ownership of Certain Beneficial Owners and Management *

Item 13.

Certain Relationships and Related Transactions*

Item 14.

Principal Accountant Fees and Services*

PART   IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Exhibits Index

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2004.

#

PART I

Item 1:  Business

A. GENERAL

Cautionary Statement under Federal Securities Laws: The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on management’s beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Others are based on management’s general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.F.	10	Last sentence
Impact of Legal Claims	Part I, Item 3	11	2nd paragraph
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.a.	20	2nd paragraph before “CHANGES IN NET INTEREST INCOME DUE TO VOLUME”
	Part II, Item 7.C.II.a.	32	“Indirect Loans”, Last sentence
	Part II, Item 7.C.II.a.	33	1st Paragraph, 1st sentence under “LOAN PORTFOLIO” tables
	Part II, Item 7.C.IV.	41	1st Paragraph
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	22	2nd and 3rd paragraphs under 2003 vs. 2002
	Part II, Item 7.C.III.	38	2nd paragraph under the “ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES”
Liquidity	Part II, Item 7.D.	41	Last paragraph in “D. LIQUIDITY”
Dividend Capacity	Part II, Item 7.E.	42	Next to last paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

#

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

Organization:

Arrow Financial Corporation (the Company), a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  The Company owns two nationally chartered banks in New York, Glens Falls National Bank and Trust Company, Glens Falls, New York (GFNB), and Saratoga National Bank and Trust Company, Saratoga Springs, New York (SNB), as well as five non-bank subsidiaries, the operations of which are not significant.  The Company owns directly or indirectly all voting stock of all its subsidiaries.

Available Information:

Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  The Company also makes available on the internet website various other documents related to corporate operations, including Corporate Governance Guidelines (By-laws) and the charters of principal committees of the Board of Directors.

Code of Ethics: The Company has adopted a financial code of ethics that applies to its chief executive officer, chief financial officer and principal accounting officer.  The Company has also adopted a business code of ethics that applies to all directors, officers and employees.  Both are available on the Company’s website: www.arrowfinancial.com.

Critical Accounting Policies:  In order to prepare the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management was required to make estimates and assumptions that affected the amounts reported in these statements.  There are uncertainties inherent in making these estimates and assumptions, which could materially affect the results of operations and financial position.  Management considers the following to be critical accounting policies:

The allowance for loan losses:  The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations.  A significant downward trend in the economy, regional or national, may require the Company to increase the allowance for loan losses resulting in a negative impact on its results of operations and financial condition.

Liabilities for retirement plans:  The Company has a variety of pension and retirement plans.  Liabilities under these plans rely on estimates of future salary increases, numbers of employees and employee retention, discount rates and long-term rates of investment return.  Changes in these assumptions due to changes in the financial markets, the economy, the Company’s own operations or applicable law may result in material changes to the Company’s liability for postretirement expense, with consequent impact on its results of operations and financial condition.

Valuation Allowance for deferred tax assets:  Statement of Financial Accounting Standards No. 109 requires a reduction in the carrying amount of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  The Company’s analysis of the need for a valuation allowance for deferred tax assets is, in part, based on an estimate of future taxable income.

#

Goodwill:  SFAS No. 142 requires that goodwill be tested for impairment at a level of reporting referred to as a reporting unit.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

Other than temporary decline in the value of debt and equity securities:  SFAS No. 115 requires that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings.  A significant economic downturn might result in an other-than-temporary impairment in securities held in the Company’s portfolio.

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies after March 28, 2003, that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although management is unable to state with certainty that the SEC will so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented by financial institutions on a tax-equivalent basis.  That is, to the extent that any component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in the comparison of one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by institutions, again to provide a better basis of comparison from institution to institution.  The Company follows these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and other income.  As in the case of net interest income generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most institutions also adjust both noninterest expense and other income to exclude certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from other income), in calculating the efficiency ratio.  The Company follows these practices, to provide a better basis of comparison with other institutions.

#

Peer Group Comparisons:  At certain points in the ensuing discussion and analysis, the Company’s performance is compared with that of its peer group of financial institutions.  Peer data has been obtained from the September 2003 Federal Reserve Board’s “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, the Company’s peer group is comprised of the group of 181 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

The business of the Company consists primarily of the ownership, supervision and control of its bank subsidiaries.  The Company provides its subsidiaries with various advisory and administrative services and coordinates the general policies and operation of the subsidiary banks.  There were 401 full-time equivalent employees of the Company and the subsidiary banks at December 31, 2003.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$1,201,834	$176,949
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$736,544	$11,912
Date Organized	1851	1988
Employees	374	27
Offices	24	3
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The Company offers a full range of commercial and consumer banking and financial products.  The Company’s deposit base consists of deposits derived principally from the communities served by the subsidiary banks.  The Company targets its lending activities to consumers and small and mid-sized companies in the banks' immediate geographic areas.  Through its banks' trust departments, the Company provides retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

B. LENDING ACTIVITIES

The Company through its subsidiary banks engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  The Company also maintains an active indirect lending program through its sponsorship of dealer programs, under which it purchases dealer paper from automobile and other dealers meeting pre-established specifications.  The Company has periodically sold a portion of its residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac) and state housing agencies, while retaining the servicing rights.  The recent sales were of longer-term residential mortgage loans, with interest rates that were both fixed and historically low, that the Company did not want to keep in its own portfolio.

#

In addition to these transactions involving periodic loan sales into the secondary market, the Company has securitized $11.5 million, $0 and $30.2 million of residential real estate loans in 2003, 2002 and 2001, respectively (remaining balance of $25.6 million at December 31, 2003).  This represents the sale of mortgage loans and the concurrent purchase of the securities issued by Freddie Mac as guaranteed mortgage-backed securities, with the sold loans representing the underlying collateral for the pooled securities.  In addition to interest earned on loans, the Company receives facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, the Company continues to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio.  These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted.  It is the Company's policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.b., “Risk Elements”).  Income on such loans is thereafter recognized only upon receipt.

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

In 2000, the Company formed a subsidiary, North Country Investment Advisers, Inc. (NCIA), which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund and the North Country Equity Growth Fund.  Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of the Company.

In 2001, the Company established a subsidiary insurance agency, NC Financial Services, Inc., which is licensed by the State of New York to sell various insurance products, including life insurance, fixed annuities and long-term health care products.  The agency is headquartered in Warrensburg, New York and offers these products at most of its full-service branches.

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

The Company is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (FRB).  Additionally, as a “bank holding company” under New York state law, the Company is subject to regulation by the New York State Banking Department.  The two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor.  The BHC Act generally prohibits the Company from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states.  In addition, 48 of the 50 states permit banks headquartered in other states to establish branches in their states, although in some cases such branching may be achieved only by acquiring existing banks in such states.  As a result of the Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.F., “Legislative Developments.”

#

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Subsidiary banks are subject to similar capital requirements adopted by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well capitalized."   Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The Company and each of its subsidiary banks currently qualify as “well capitalized.”  The year-end 2003 capital ratios of the Company and its subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, the ability to pay dividends is also subject to various restrictions under applicable corporate laws, including banking laws (affecting subsidiary banks) and the New York Business Corporation Law (affecting the holding company).  The ability of the Company and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

D. COMPETITION

The Company faces intense competition in all markets it serves.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the transactional deposit accounts and various loan and financial products, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to the Company and its subsidiary banks.  As a result of the Gramm-Leach-Bliley Act (discussed further in Part I.1.F., below), such non-banking financial organizations now may be in a position not only to offer comparable products to those offered by the Company, but actually to establish or acquire their own commercial banks.

#

E. STATISTICAL DISCLOSURE

Set forth below is an index identifying the location in this Report of various items of statistical information required to be included in this Report by the SEC’s industry guide for Bank Holding Companies.

Required Information	Location in Report
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential	Part II, Item 7.B.I.
Investment Portfolio	Part II, Item 7.C.I.
Loan Portfolio	Part II, Item 7.C.II.
Summary of Loan Loss Experience	Part II, Item 7.C.III.
Deposits	Part II, Item 7.C.IV.
Return on Equity and Assets	Part II, Item 6.
Short-Term Borrowings	Part II, Item 8. Note 10.

F. RECENT LEGISLATIVE DEVELOPMENTS

The Sarbanes-Oxley Act (the "Act"), signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including the Company.  Generally, the Act seeks to improve the quality of financial reporting of these companies, strengthen the independence of their auditors and compel them to adopt good corporate governance practices.  The Act places substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act requires that chief executive officers and chief financial officers certify periodically to the SEC regarding the accuracy of the company's financial statements and the integrity of its internal controls.  The Act also accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, the Act placed limits on consulting services that may be performed by a company's independent auditors and creates a federal public company accounting oversight board to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.  In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including the Company’s exchange, the National Association of Securities Dealers, Inc. (NASD), promulgated a wide array of good governance standards that must be adopted by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.

The USA Patriot Act of 2001, as amended (the "Patriot Act"), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act ("GLBA"), which permitted bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Part I.1.C., “Supervision and Regulations,” above).  The Company has not yet elected to become a “financial holding company” but continues to evaluate the opportunities provided by GLBA.  Under GLBA, as well as the Fair Credit Reporting Act amendment of 2003, all financial institutions have become subject to more stringent customer privacy regulations.

#

The FDIC levies a deposit insurance premium on insured banks.  Since 1996, the premium paid by the best-rated banks (including the Company’s subsidiary banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund (“BIF”), such as the deposits of the Company’s banks, are subject to assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”) at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions.  Beginning in 2000, the BIF and SAIF rates were equalized.  The BIF rate for institutions with the lowest risk classification (including the Company) was 1.540 cents per $100 of insured deposits at December 31, 2003.

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

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	55

President and CEO since January 1, 1997 and President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995.  Mr. Hoy has been with the Company since 1974.

John J. Murphy	52	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has served as Senior Vice President, Treasurer and CFO of the Company since 1983. Mr. Murphy has been with the Company since 1973.
John C. Van Leeuwen	60	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the Company since 1985.
Gerard R. Bilodeau	57

Senior Vice President and Secretary since 1994.  Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993.  Mr. Bilodeau has been with the Company since 1969.

Item 2:  Properties

The Company is headquartered at 250 Glen Street, Glens Falls, New York.  The building is owned by the Company’s subsidiary, Glens Falls National Bank, and serves as the bank’s main office.  Glens Falls National Bank owns nineteen additional offices and leases four others at market rates.  The Company’s other subsidiary bank, Saratoga National Bank, owns its three offices.

In the opinion of management of the Company, the physical properties of the Company and the subsidiary banks are suitable and adequate.  For more information on the Company’s properties, see Notes 1, 6 and 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

#

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

None in the fourth quarter of 2003.

PART II

Item 5:  Market for the Registrant's Common Equity and Related Stockholder Matters

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  These prices and the cash dividends per share have been restated for the September 2003 five for four stock split.

	Sales Price		Cash Dividends Declared
	Low	High
2002
First Quarter	$21.333	$23.048	$.175
Second Quarter	21.219	27.368	.190
Third Quarter	21.356	27.604	.190
Fourth Quarter	19.848	27.976	.200

2003
First Quarter	$22.480	$24.920	$.200
Second Quarter	22.648	26.840	.208
Third Quarter	25.200	28.736	.208
Fourth Quarter	25.950	29.750	.220

The payment of dividends by the Company is at the discretion of the Board of Directors and is dependent upon, among other things, the Company's earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 3,194 holders of record of common stock at December 31, 2003. The Company has no other class of stock outstanding.

#

Item 6:  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2003	2002	2001	2000	1999
Interest and Dividend Income	$70,731	$75,145	$78,357	$75,624	$67,135
Interest Expense	21,610	25,106	33,172	37,368	29,266
Net Interest Income	49,121	50,039	45,185	38,256	37,869
Provision for Loan Losses	1,460	2,288	2,289	1,471	1,424
Net Interest Income After Provision for Loan Losses	47,661	47,751	42,896	36,785	36,445
Other Income [1]	11,592	11,213	10,324	10,784	9,382
Net Gains (Losses) on Securities Transactions	755	100	195	(595)	(4)
Other Expense [2]	32,485	31,397	30,544	27,582	27,298
Income Before Provision for Income Taxes	27,523	27,667	22,871	19,392	18,525
Provision for Income Taxes	8,606	8,773	7,055	5,711	5,666
Net Income	$18,917	$18,894	$15,816	$13,681	$12,859

Earnings Per Common Share: [3]
Basic	$ 1.92	$ 1.90	$ 1.58	$ 1.36	$ 1.22
Diluted	1.88	1.85	1.55	1.35	1.21

Per Common Share: [3]
Cash Dividends	$ .84	$ .76	$ .66	$ .58	$ .53
Book Value	10.83	10.23	9.14	8.09	7.06
Tangible Book Value [4]	9.86	9.25	8.14	6.99	5.90

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,373,920	$1,271,421	$1,151,007	$1,081,354	$1,001,107
Securities Available-for-Sale	349,831	326,661	251,694	229,026	228,364
Securities Held-to-Maturity	105,776	74,505	74,956	60,580	55,467
Loans	855,178	811,292	755,124	735,769	655,820
Nonperforming Assets	2,687	2,756	3,798	2,630	2,745
Deposits	1,046,616	958,007	885,498	858,925	795,197
Federal Home Loan Bank Advances	150,000	145,000	115,000	85,200	85,000
Other Borrowed Funds	55,936	53,498	42,645	42,697	36,021
Shareholders’ Equity	105,865	101,402	91,504	80,781	72,287

Selected Key Ratios:
Return on Average Assets	1.42%	1.55%	1.41%	1.30%	1.33%
Return on Average Equity	18.34	19.49	18.17	18.60	17.02
Dividend Payout	44.68	41.08	42.58	42.96	43.80

1 Other Income in 2000 includes the net gain on the sale of the credit card portfolio of $825.

2 Amortization of goodwill was discontinued effective January 1, 2002, upon the adoption of SFAS No. 147.  Goodwill amortization amounted to $888 in 2001, 2000 and 1999.

3 Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2003 five-for-four stock split.

4 Tangible book value excludes from total equity intangible assets, primarily goodwill and intangible assets associated with prior branch purchases.

#

Item 7:  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews the Company's results of operations for each of the years in the three-year period ended December 31, 2003 and the financial condition of the Company as of December 31, 2003 and 2002.  The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts and share data have been restated for the September 2003 five-for-four stock split.

	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Net Income	$4,787	$4,569	$4,755	$4,806	$4,776

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	1	147	85	221	(43)
Net Gains on Sales of Loans	1	70	206	17	12
Recovery Related to Former Vermont Operations	---	---	---	---	103
Net Gains on the Sale of Other Real Estate Owned	---	---	---	7	---

Period End Shares Outstanding	9,779	9,808	9,874	9,869	9,914
Basic Average Shares Outstanding	9,811	9,841	9,881	9,895	9,911
Diluted Average Shares Outstanding	10,057	10,080	10,112	10,109	10,148
Basic Earnings Per Share	.49	.46	.48	.49	.48
Diluted Earnings Per Share	.48	.45	.47	.48	.47
Cash Dividends Per Share	.22	.21	.21	.20	.20
Stock Dividends/Splits	---	5-for-4	---	---	5%

Average Assets	$1,386,271	$1,344,090	$1,310,826	$1,287,240	$1,287,493
Average Equity	103,955	102,911	103,843	101,943	100,645
Return on Average Assets	1.37%	1.35%	1.46%	1.51%	1.47%
Return on Average Equity	18.27	17.61	18.37	19.12	18.83

Average Earning Assets	$1,319,122	$1,279,118	$1,253,422	$1,229,909	$1,228,619
Average Paying Liabilities	1,109,907	1,069,431	1,054,745	1,037,209	1,033,150
Interest Income, Tax-Equivalent [1]	18,402	17,793	18,288	18,647	19,465
Interest Expense	5,256	5,216	5,512	5,626	6,270
Net Interest Income, Tax-Equivalent [1]	13,146	12,577	12,776	13,021	13,195
Tax-Equivalent Adjustment	641	629	577	552	541
Net Interest Margin [1]	3.95%	3.90%	4.09%	4.29%	4.26%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 8,207	$ 8,200	$ 8,063	$ 8,015	$ 8,105
Less: Intangible Asset Amortization	(10)	(9)	(9)	(9)	(10)
Net Noninterest Expense	8,197	8,191	8,054	8,006	8,095
Net Interest Income, Tax-Equivalent [1]	13,146	12,577	12,776	13,021	13,195
Noninterest Income	2,853	3,207	3,256	3,031	2,924
Less: Net Securities (Gains) Losses	(1)	(245)	(141)	(368)	73
Net Gross Income	15,998	15,539	5,891	15,684	16,192
Efficiency Ratio [1]	51.24%	52.71%	50.68%	51.05%	49.99%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.14%	8.12%	7.52%	7.44%	7.32%
Total Shareholders’ Equity (i.e. Book Value)	$105,865	$104,097	$104,689	$102,435	$101,402
Book Value per Share	10.83	10.61	10.60	10.38	10.23
Intangible Assets	9,463	9,799	9,697	9,706	9,715
Tangible Book Value per Share	9.86	9.61	9.62	9.40	9.25

#

Selected Quarterly Information, Continued:

	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.08%	.07%	.13%	.10%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.11	.19	.19	.20	.22
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.36	1.36	1.35	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	472.37	544.24	578.50	578.95	436.89
Nonperforming Loans as a Percentage of Loans, Period-end	.29	.25	.23	.23	.32
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.17	.17	.17	.22

1 See “Use of Non-GAAP Financial Measures” on page 5.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts and share data have been restated for the September 2003 five-for-four stock split.

	Dec 2003	Dec 2002	Dec 2001
Net Income	$18,917	$18,894	$15,816

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	454	60	117
Net Gains on Sales of Loans	294	61	17
Intangible Assets Amortization	22	22	568
Recovery Related to Former Vermont Operations	---	103	---
Demutualization Benefit from an Employee Group Insurance Trust	---	55	---
Net Gains on the Sale of Other Real Estate Owned	7	14	62

Period End Shares Outstanding	9,779	9,914	10,018
Basic Average Shares Outstanding	9,852	9,968	10,017
Diluted Average Shares Outstanding	10,079	10,195	10,191
Basic Earnings Per Share	1.92	1.90	1.58
Diluted Earnings Per Share	1.88	1.85	1.55
Cash Dividends Per Share	.84	.76	.66

Average Assets	$1,332,405	$1,216,381	$1,122,605
Average Equity	103,168	96,952	87,035
Return on Average Assets	1.42%	1.55%	1.41%
Return on Average Equity	18.34	19.49	18.17

Average Earning Assets	$1,270,661	$1,158,490	$1,066,240
Average Paying Liabilities	1,068,027	970,128	897,737
Interest Income, Tax-Equivalent [1]	73,130	77,285	80,198
Interest Expense	21,610	25,106	33,172
Net Interest Income, Tax-Equivalent [1]	51,520	52,179	47,026
Tax-Equivalent Adjustment	2,399	2,140	1,841
Net Interest Margin [1]	4.05%	4.50%	4.41%

#

Selected Twelve-Month Information, Continued:

	Dec 2003	Dec 2002	Dec 2001
Efficiency Ratio Calculation [1]
Noninterest Expense	$32,485	$31,397	$30,544
Less: Intangible Asset Amortization	(37)	(37)	(944)
Net Noninterest Expense	32,448	31,360	29,600
Net Interest Income, Tax-Equivalent [1]	51,520	52,179	47,026
Noninterest Income	12,347	11,313	10,519
Less: Net Securities Gains	(755)	(100)	(195)
Net Gross Income	63,112	63,392	57,350
Efficiency Ratio [1]	51.41%	49.47%	51.61%
Period-End Capital Information:
Tier 1 Leverage Ratio (period-end)	8.14%	7.32%	7.46%
Total Shareholders’ Equity (i.e. Book Value)	$105,865	$101,402	$91,504
Book Value per Share	10.83	10.23	9.14
Intangible Assets	9,463	9,715	9,938
Tangible Book Value per Share	9.86	9.25	8.14

Net Loans Charged-off as a Percentage of Average Loans	.10%	.11%	.17%
Provision for Loan Losses as a Percentage of Average Loans	.17	.30	.31
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.38	1.29
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	472.37	436.89	282.72
Nonperforming Loans as a Percentage of Loans, Period-end	.29	.32	.46
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.22	.33

1 See “Use of Non-GAAP Financial Measures” on page 5.

Summary of 2003 Financial Results

The Company reported net income of $18.9 million for 2003, an increase of $23 thousand, or 0.1%, compared to 2002.  Diluted earnings per share increased $.03, or 1.6%, from 2002 to 2003 following an increase of $.30, or 19.4%, from 2001 to 2002.  The flat earnings growth between 2002 and 2003 was primarily attributable to pressures on net interest income arising from a prolonged low interest rate environment, as average yields of loans and other earning assets decreased more rapidly than the average cost of funds.  The increase in diluted earnings per share was attributable to a lower number of shares outstanding due to the Company’s repurchases of its own common stock.

At December 31, 2003, the Company’s tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill, mortgage servicing rights and intangible pension plan assets) amounted to $9.86, an increase of $.61, or 6.6%, from year-end 2002.  The increase was primarily attributable to retained earnings offset in part by a decrease in net unrealized gains, net of tax, on securities available-for-sale and periodic repurchases of the Company’s common stock.  As of the last trading day of 2003, the average of the Company’s bid and asked stock price was $27.765, resulting in a trading multiple of 2.82 to tangible book value.

The Board of Directors increased the quarterly cash dividend twice in 2003, to $.22 per share by the fourth quarter.  Total cash dividends (as adjusted) were $.84 for 2003, compared to $.76 for 2002, an increase of $.08, or 10.5%.

Nonperforming loans amounted to $2.5 million at December 31, 2003, a decrease of $55 thousand, or 2.2%, from the prior year-end.  Loans charged-off (net of recoveries) against the allowance for loan losses were $811 thousand for 2003, as compared to a similar amount of $815 thousand for the prior year.   At year-end 2003, the allowance for loan losses, at $11.8 million, represented a coverage ratio to total loans of 1.38%, unchanged from the prior year-end.

#

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that are primarily responsible for the Company’s results of operations for 2003 and the prior two years.

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

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2003		2002
	2003	2002	2001	Amount	%	Amount	%
Interest and Dividend Income	$73,130	$77,285	$80,198	$(4,155)	(5.4)%	$(2,913)	(3.6)%
Interest Expense	21,610	25,106	33,172	(3,496)	(13.9)	(8,066)	(24.3)
Net Interest Income	$51,520	$52,179	$47,026	$ (659)	(1.3)	$ 5,153	11.0

On a tax-equivalent basis, net interest income was $51.5 million in 2003, a decrease of $659 thousand, or 1.3%, from $52.2 million in 2002.  This compared to a $5.2 million, or 11.0%, increase between 2001 and 2002.  Factors contributing to the increase in net interest income are discussed in the following portions of this section B.I.

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

#

CHANGE IN NET INTEREST INCOME

(In thousands) (Tax-equivalent basis)

	2003 Compared to 2002			2002 Compared to 2001
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (130)	$ (85)	$ (215)	$ ---	$ (452)	$ (452)
Securities Available-for-Sale:
Taxable	1,367	(3,577)	(2,209)	2,740	(2,602)	138
Non-Taxable	218	(84)	133	399	(22)	377
Securities Held-to-Maturity:
Taxable	(7)	(6)	(13)	(3)	(6)	(9)
Non-Taxable	949	(331)	618	535	(310)	225
Loans	5,139	(7,608)	(2,469)	2,129	(5,321)	(3,192)
Total Interest and Dividend Income	7,536	(11,691)	(4,155)	5,800	(8,713)	(2,913)

Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	622	(885)	(263)	1,298	(1,251)	47
Regular and Money Market Savings	540	(1,492)	(952)	664	(2,233)	(1,569)
Time Deposits of $100,000 or More	(221)	(292)	(513)	(1,988)	(1,959)	(3,947)
Other Time Deposits	(310)	(1,646)	(1,956)	126	(2,650)	(2,524)
Total Deposits	631	(4,315)	(3,684)	100	(8,093)	(7,993)

Short-Term Borrowings	62	(260)	(198)	141	(737)	(596)
Long-Term Debt	1,077	(691)	386	812	(289)	523
Total Interest Expense	1,770	(5,266)	(3,496)	1,053	(9,119)	(8,066)
Net Interest Income	$5,766	$(6,425)	$ (659)	$4,747	$ 406	$5,153

The following table reflects the components of the Company's net interest income, setting forth, for years ended December 31, 2003, 2002 and 2001 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets.  Rates are computed on a tax-equivalent basis.  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in thousands)

Year Ended:	2003			2002			2001
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income or	Earned	Average	Income or	Earned	Average	Income or	Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 9,006	$ 93	1.03%	$ 19,418	$ 308	1.59%	$ 19,410	$ 760	3.92%
Securities Available-for- Sale:
Taxable	306,371	12,027	3.93	277,657	14,236	5.13	228,588	14,098	6.17
Non-Taxable	16,089	680	4.23	11,119	547	4.92	3,053	170	5.57
Securities Held-to-Maturity:
Taxable	419	20	4.77	544	33	6.07	593	42	7.08
Non-Taxable	90,112	5,371	5.96	74,456	4,753	6.38	66,278	4,528	6.83
Loans	848,664	54,939	6.47	775,296	57,408	7.40	748,318	60,600	8.10
Total Earning Assets	1,270,661	73,130	5.76	1,158,490	77,285	6.67	1,066,240	80,198	7.52
Allowance for Loan Losses	(11,573)			(10,556)			(9,038)
Cash and Due From Banks	32,765			31,386			28,850
Other Assets	40,552			37,061			36,553
Total Assets	$1,332,405			$1,216,381			$1,122,605
Deposits:
Interest-Bearing NOW	$325,593	4,168	1.28	$282,365	4,431	1.57	$209,719	4,384	2.09
Regular and Money Market Savings	275,255	2,218	0.81	230,039	3,170	1.38	198,573	4,739	2.39
Time Deposits of $100,000 Or More	73,307	1,756	2.40	81,770	2,269	2.77	135,982	6,216	4.57
Other Time Deposits	192,682	5,587	2.90	201,253	7,543	3.75	198,745	10,067	5.07
Total Interest- Bearing Deposits	866,837	13,729	1.58	795,427	17,413	2.19	743,019	25,406	3.42
Short-Term Borrowings	44,272	364	0.82	39,468	562	1.42	34,711	1,158	3.34
Long-Term Debt	156,918	7,517	4.79	135,233	7,131	5.27	120,007	6,608	5.51
Total Interest- Bearing Funds	1,068,027	21,610	2.02	970,128	25,106	2.59	897,737	33,172	3.70
Demand Deposits	144,665			132,208			122,618
Other Liabilities	16,545			17,093			15,215
Total Liabilities	1,229,237			1,119,429			1,035,570
Shareholders’ Equity	103,168			96,952			87,035
Total Liabilities and Shareholders’ Equity	$1,332,405			$1,216,381			$1,122,605
Net Interest Income (Tax-equivalent Basis)		51,520			52,179			47,026
Reversal of Tax Equivalent Adjustment		(2,399)			(2,140)			(1,841)
Net Interest Income		$49,121			$50,039			$45,185
Net Interest Spread			3.74%			4.08%			3.82%
Net Interest Margin			4.05%			4.50%			4.41%

#

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2003	2002	2001
Yield on Earning Assets	5.76%	6.67%	7.52%
Cost of Interest-Bearing Liabilities	2.02	2.59	3.70
Net Interest Spread	3.74%	4.08%	3.82%
Net Interest Margin	4.05%	4.50%	4.41%

The Company experienced a decrease in net interest income from 2002 to 2003 of $659 thousand.  This reflected the fact that the positive impact of an increase in average earning assets (which had a $5.8 million positive impact on net interest income between the two years) was more than offset by the negative impact of changes in the interest rate environment (which had a $6.4 million negative impact).  By contrast, the $5.2 million increase in net interest income between 2001 and 2002 reflected the fact that the positive impact of an increase in average earning assets (which added $4.7 million to net interest income between the years) was reinforced by a positive impact from changing interest rates ($406 thousand).

The following items have a major impact on changes in net interest income due to rate:  general interest rate changes, the ratio of the Company's rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and the level of nonperforming loans.

Key Interest Rate Changes 1999 – 2003

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

The Company’s net interest income, for the past several years, has been very sensitive to changes in interest rates.  As indicated in the table above, prevailing interest rates economy-wide began to increase in the second half of 1999 through the second half of 2000.  This marked a turnaround from a long period of flat or slowly declining prevailing interest rates.  The 1999 rate hikes had a moderate negative impact on the Company’s financial results for 1999, which continued to show decreases from prior periods in the average rate earned on earning assets and the average rate paid on interest-bearing liabilities, as well as decreases in the Company’s net interest spread and net interest margin.  However, the full and negative impact of rising rates was felt in 2000, when the decrease in net interest income due to rates was significant.

#

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 475 basis points.  After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002.  As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, which continued throughout 2002 and 2003, although the Federal Reserve did not reduce short-term rates again until the end of 2003.  Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001.  Yields on the loan portfolio continued to decrease through the remainder of 2001 and through all of 2002 and 2003.  See the “Loan Portfolio” section in the discussion of “Financial Condition” later on in this Report, for a more complete analysis of yield trends in the loan portfolio.

As the table above demonstrates, the Federal Reserve Board decreased short-term interest rates by 50 basis points in November 2002 and again by 25 basis points in June 2003.  By 2003, however, the cumulative Federal Reserve rate decreases began to have only a limited impact on the Company’s deposit rates, because rates on several of the Company’s deposit products, such as savings and NOW accounts, were already priced at such low levels that a such a further decrease in rates was not practical or sustainable, although the Company did lower rates to a much smaller extent on certain non-maturity deposit products.  Yields on the loan portfolio, however, did continue to fall in 2003, putting serious pressure on the net interest margin for the first time in years.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but by 2003 the low rate environment eventually had a negative impact on both net interest income and net interest margin.

The net interest margin for 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from 2002.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

The net interest margin for 2002 was 4.50%, an increase of 9 basis points from the 4.41% margin for 2001.  The net interest spread between the two years increased by 26 basis points.  As noted, these increases in margin and spread were attributable to the fact that during 2002 the Company’s paying liabilities repriced downward at a faster rate than its earning assets.  Another factor reinforcing this development was the relocation of a significant dollar amount of maturing time deposits into other lower cost deposit accounts, a relocation that often accompanies falling interest rates but also often proves temporary.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of the Company’s earning assets and interest-bearing liabilities is included later in this report under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003		2002
	2003	2002	2001	Amount	%	Amount	%
Earning Assets	$1,270,661	$1,158,490	$1,066,240	$112,171	9.7%	$92,250	8.7%
Interest-Bearing Liabilities	1,068,027	970,128	897,737	97,899	10.1	72,391	8.1
Demand Deposits	144,665	132,208	122,618	12,457	9.4	9,590	7.8
Total Assets	1,332,405	1,216,381	1,122,605	116,024	9.5	93,776	8.4
Earning Assets to Total Assets	95.37%	95.24%	94.98%	.13%	0.1	.26%	0.3

#

2003 vs. 2002:

Other things being equal, changes in the volume of earning assets and interest-bearing liabilities generally will result in corresponding changes in net interest income.  That is, in the normal course of business, as assets and liabilities proportionately increase, so will net interest income.  The recently completed year, 2003, was not normal, as discussed above.  Moreover, changes due to volume can be enhanced or restricted by shifts within the relative mix of earning assets or interest-bearing liabilities between instruments of different rates.  The change in net interest income due to changes in volume was an increase of $5.8 million in 2003 and an increase of $4.7 million in 2002.

During 2003 average earning assets increased $112.2 million, an increase of 9.7%.  Average paying liabilities grew at a similar but lower amount, increasing by $97.9 million, or 10.1%.  The combined effect of these changes in volume was to increase net interest income by approximately 11.1%, before giving effect to the 12.3% negative impact on net interest income resulting from the change in interest rates discussed above.

During 2003, the Company experienced its growth in average earning assets primarily within the loan portfolio (which accounted for approximately 65% of the increase) and secondarily within the investment portfolio (approximately 35%).

In comparing year-to-date average balances, the fastest growing segment of the loan portfolio in 2003 was residential real estate loans.  While some of the segment growth represented extensions in connection with refinancing of existing loans, most of the growth was from new mortgage loans.  The average balance of residential mortgage loans increased by over $41 million in 2003, or 15.8%.  Commercial and commercial real estate lending represented the second largest growth area for the Company, expanding by over $20 million in 2003, or 14.8%.  The average balance of Indirect consumer lending increased by over $13 million in 2003, or 4.3%.  Indirect loans are primarily auto loans financed through local dealerships from whom the Company acquires the dealer paper.  Changes in the loan portfolio are discussed in more detail in the following section C.II. “Loan Portfolio.”

The Company’s $97.9 million growth in average paying liabilities in 2003 was experienced primarily in traditional banking deposit products, which increased by $79.9 million, or 11.2%, from 2002 to 2003, and secondarily in Federal Home Loan Bank (FHLB) borrowings, which increased by $17.3 million, or 13.3%, from 2002 to 2003.  The increase in deposit balances during 2003 was generated by the Company’s pre-existing branch network, although the Company’s Glens Falls National Bank and Trust Company franchise did open its twenty-fourth branch in 2003 (in Queensbury, NY).  No other branches were added or acquired in 2003.  Changes in the deposit balances are discussed in more detail in the following section C.IV. “Deposits.”

2002 vs. 2001:

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

During 2002, the Company experienced its growth in average earning assets primarily within the investment portfolio (which accounted for approximately 71% of the increase) and secondarily within the loan portfolio (approximately 29%). That is, most of the increase in the sources of funds during 2002 was redeployed, at least temporarily, into the investment securities portfolio, awaiting ultimate commitment of those funds into the loan portfolio.

As in 2003, the fastest growing segment of the loan portfolio in 2002 was residential real estate ($25.3 million), followed by commercial loans ($17.9 million).

The Company’s $72.4 million growth in average paying liabilities in 2002 was experienced primarily in traditional banking deposit products, which increased by $106.6 million, and secondarily in Federal Home Loan Bank (FHLB) borrowings, which increased by $15.2 million.  These increases were offset, in part, by a $54.2 million decrease in the average balance of time deposits of $100,000 or more.  The increase in deposit balances during 2002 was generated by the Company’s pre-existing branch network, although the Company’s Saratoga National Bank and Trust Company franchise did open its third branch (the second branch in Saratoga Springs) at the beginning of 2002.  No other branches were added or acquired in 2002.

#

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this report under Item 7.C. “Financial Condition.”

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

Management considers its accounting policy relating to the allowance for loan losses to be a critical accounting policy given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments can have on the Company’s results of operations.  See Note 1 to the consolidated financial statements, included in Item 8 of this Report, as well as the discussion below, for a description of the Company’s policy with respect to estimating the level of the allowance for loan losses.

Through the provision for loan losses, an allowance (reserve) is maintained for the inherent risk of loss in the current portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.  In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality.  The analysis is performed on a loan by loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' financial conditions or prospects.

The determination of actual provisions for loan losses on an ongoing basis is largely influenced by the prevailing level of nonperforming loans, the level of loans actually charged-off against the allowance for loan losses during the prior periods, recent changes in the mix and volume of loan categories within the loan portfolio and overall changes in the size of the portfolio.

2003 vs. 2002:

The quality of the Company’s loan portfolio remains strong and, to date, has not been negatively affected by the loan growth experienced in recent periods.  At period-end, the ratio of nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) as a percentage of total loans was .29% for the Company.  The September 30, 2003 ratio for the Company’s peer group was .80%.  At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.

While management believes that the 2003 year-end allowance of $11.8 million was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, might not lead to a need for increased provisions to the allowance or a higher incidence of loan charge-offs.

The provision for loan losses was $1.5 million for 2003, a decrease of $828 thousand, or 36.2%, from 2002.  This reduction was primarily due to the improved asset quality indicators, offset somewhat by the growth in the loan portfolio, as well as consideration of the other noted factors.  During 2003, loan losses charged against the allowance, net of recoveries, were $811 thousand, virtually unchanged from the 2002 amount.  The result was a $700 thousand, or 6.0%, increase in the allowance.  Because loans increased by a similar percentage during the year, the Company’s coverage ratio, its allowance to period-end loans, was the same at year-end 2003 as at year-end 2002 (1.38%).  Net charge-offs as a percentage of average loans outstanding was .10% for 2003, down slightly from .11% for 2002.  Net charge-offs, on an annualized basis, for the Company’s peer group at September 30, 2003 was .22% of average loans, or 54.6% higher than the Company’s full-year ratio. If the current economic conditions should worsen, management anticipates that net charge-offs may exceed the levels experienced in recent years.

2002 vs. 2001:

At December 31, 2002, the allowance for loan losses was $11.2 million, or 1.38%, of total loans, as compared to $9.7 million, or 1.29% of total loans at December 31, 2001.  The allowance for loan losses represented 437% of the amount of nonperforming loans at December 31, 2002, as compared to 283% of nonperforming loans at December 31, 2001.

#

During the second quarter of 2001, the Company charged-off $512 thousand on one commercial loan.  Disregarding this item, net charge-offs for 2002 increased by $31 thousand, or 4.0%, over 2001.   Net charge-offs as a percentage of average loans outstanding was .11% for 2002.  Net charge-offs, on an annualized basis,  for the Company’s peer group at December 31, 2002 was .30% of average loans, or 172.7% higher than the Company’s ratio.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001.  The decrease in 2002 was primarily attributable to one $749 thousand commercial loan that was designated as nonperforming at year-end 2001, but was paid-off in full during December 2002.  While nonperforming loans and net loans charged-off improved in 2002, as compared to 2001, the continued growth in the loan portfolio resulted in the 2002 provision for loan losses remaining consistent with 2001.

At December 31, 2002, the allowance for loan losses was $9.7 million, or 1.38%, of total loans, as compared to $8.7 million, or 1.29% of total loans at December 31, 2001.  At year-end 2002 the allowance for loan losses represented 437% of the amount of nonperforming loans, as compared to 283% of nonperforming loans at December 31, 2001.

Net charge-offs as a percentage of average loans outstanding was .17% for 2001.  The provision for loan losses, as a percentage of average loans outstanding was .31% for 2001.  Net charge-offs, on an annualized basis, for the Company’s peer group at December 31, 2001 was .30% of average loans, or 76.5% higher than the Company’s ratio.

2001 vs. 2000:

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000.  The increase was primarily attributable to two commercial loans, totaling $1.6 million, which were placed on nonaccrual status during the fourth quarter of 2001.

2000 vs. 1999:

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

#

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2003	2002	2001	2000	1999
Loans at End of Period	$ 855,178	$ 811,292	$ 755,124	$ 735,769	$ 655,820
Average Loans	848,664	775,296	748,318	698,059	600,719
Total Assets at End of Period	1,373,920	1,271,421	1,151,007	1,081,354	1,001,107

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	56	69	87	94	50
Commercial Loans	180	375	1,610	161	147
Residential Real Estate Loans	312	516	469	572	873
Consumer Loans	1,274	1,511	1,034	930	720
Total Nonaccrual Loans	1,822	2,471	3,200	1,757	1,790

Loans Past Due 90 or More Days and
Still Accruing Interest	685	91	238	298	307
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,507	2,562	3,438	2,055	2,097
Repossessed Assets	180	143	66	150	62
Other Real Estate Owned	---	51	294	425	586
Total Nonperforming Assets	$ 2,687	$ 2,756	$ 3,798	$ 2,630	$ 2,745

Allowance for Loan Losses:
Balance at Beginning of Period	$ 11,193	$ 9,720	$ 8,727	$ 7,784	$ 6,742
Loans Charged-off:
Commercial, Financial
and Agricultural	(10)	(24)	(653)	(42)	(75)
Real Estate - Commercial	(82)	---	---	(20)	(33)
Real Estate - Construction	---	---	(2)	(2)	---
Real Estate - Residential	(24)	(37)	(103)	(29)	(64)
Installment Loans to Individuals	(1,037)	(1,060)	(883)	(764)	(861)
Total Loans Charged-off	(1,153)	(1,121)	(1,641)	(857)	(1,033)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	8	33	65	34	326
Real Estate - Commercial	22	17	16	15	18
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	5	3	21	11	12
Installment Loans to Individuals	307	253	243	269	295
Total Recoveries of Loans Previously Charged-off	342	306	345	329	651
Net Loans Charged-off	(811)	(815)	(1,296)	(528)	(382)
Provision for Loan Losses
Charged to Expense	1,460	2,288	2,289	1,471	1,424

Balance at End of Period	$11,842	$11,193	$ 9,720	$ 8,727	$ 7,784

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.10%	.11%	.17%	.08%	.06%
Provision for Loan Losses as a Percentage of Average Loans	.17	.30	.31	.21	.24
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.38	1.29	1.19	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans	472.37	436.89	282.72	424.67	371.20
Nonperforming Loans as a Percentage of Loans, Period-end	.29	.32	.46	.28	.32
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.22	.33	.24	.27

#

III. OTHER INCOME

The majority of other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003		2002
	2003	2002	2001	Amount	%	Amount	%
Income from Fiduciary Activities	$ 3,647	$ 3,863	$ 4,059	$ (216)	(5.6)%	$(196)	(4.8)%
Fees for Other Services to Customers	6,776	6,189	5,302	587	9.5	887	16.7
Net Gains on Securities Transactions	755	100	195	655	655.0	(95)	(48.7)
Other Operating Income	1,169	1,161	963	8	0.7	198	20.6
Total Other Income	$12,347	$11,313	$10,519	$1,034	9.1	$ 794	7.5

2003 vs. 2002: Total other income increased $1.0 million, or 9.1%, from 2002 to 2003.  Without regard to net securities transactions, total other income increased by $379 thousand, or 3.4%, from 2002 to 2003.

For 2003, income from fiduciary activities decreased $216 thousand, or 5.6%, from 2002, even though total assets under administration and management increased.  At year-end 2003, the market value of assets under trust administration and investment management amounted to $748.5 million, an increase of $128.1 million, or 20.6%, from year-end 2002.  However, most of this increase in volume occurred at the end of 2003.  Fiduciary account fees, in general, are tied to the value of assets under administration.  The increase in the market value of assets under trust administration and investment management in 2003 reflected the general improvement in the equity markets in the second half of 2003 and substantial new volume attributable to business development efforts.  Both the third and fourth quarter income from fiduciary activities for 2003 was above the respective quarters in 2002.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  On a combined basis, these funds reached a market value of $112.9 million and $84.8 million at December 31, 2003 and 2002, respectively.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisors, Inc.  Currently, the funds are owned almost entirely by qualified employee benefit plan accounts.  The Company also offers these funds on a retail basis through its branches.  Included as an investor in the funds is the Company’s pension plan, which owns shares in the funds with a market value of $17.6 million and $13.6 million at December 31, 2003 and 2002, respectively.

Fees for other services to customers include deposit account service charges, credit card and debit card merchant processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $6.8 million in 2003, an increase of $587 thousand, or 9.5%, from 2002.  The increase was primarily attributable to growth in the number of transaction deposit accounts and the related service charges on those accounts and an increase in merchant credit card processing income.

For 2003, total other income included securities gains of $755 thousand on the sale of $121.7 million of securities available-for-sale.  During the second and third quarters of 2003, the Company experienced above-average amounts of prepayments of mortgage-backed securities and CMO’s in the available-for-sale portfolio.  The Company had purchased many of these securities at premiums since the underlying mortgages were written during periods when mortgage rates were higher than the recent extended period of historically low rates.  The higher than anticipated prepayment levels had the effect of accelerating amortization of the premiums (an offset against interest income in the portfolio), ultimately reducing the yield on the portfolio below the projected yield.  The primary purpose of the 2003 sales in the available-for-sale portfolio was to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales in the available-for-sale portfolio and purchases in the available-for-sale and the held-to-maturity portfolios during 2003.  Total purchases in the table below include $11.5 million of loan securitizations, which have not been included in the total listed in the Consolidated Statement of Cash Flows for “Purchases of Securities Available-for-Sale” of $294,011, as the securitization was a non-cash transaction.

#

2003 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2003
Proceeds from Sales:
Collateralized Mortgage Obligations	$ ---	$12,810	$19,376	$ ---	$ 32,186
Other Mortgage-Backed Securities	---	17,581	---	---	17,581
U.S. Agency Securities	53,896	10,120	---	---	64,016
State and Municipal Obligations	---	---	---	---	---
Other	803	1,332	6,441	99	8,675
Total Sales	$54,699	$41,843	$25,817	$99	$122,458

Purchases
Collateralized Mortgage Obligations	$40,712	$ ---	$65,410	$22,948	$129,070
Other Mortgage-Backed Securities	51,061	67,840	---	16,603	135,504
U.S. Agency Securities	49,992	31,933	---	24,876	61,801
State and Municipal Obligations	418	400	---	371	1,189
Other	43	1,534	6,268	114	7,959
Total Purchases	$97,226	$71,707	$71,678	$64,912	$305,523

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2003, other operating income increased $8 thousand, or 0.7%, from 2002.  During 2003, the Company sold $18.5 million of newly originated loans (primarily residential real estate loans) to the secondary market.  The net gains of $489 thousand were due, in part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily because the Company was able to write loans with yields slightly higher than those required by the secondary market.  In 2002, the Company recognized $101 thousand in gains on the sale of loans.  The 2002 period also included a one-time benefit of $92 thousand from the demutualization of an insurance company for the Company’s group employee insurance trust and a $173 thousand recovery related to the former Vermont operations.  Credit card processing income decreased by $55 thousand from 2002 to 2003 as the Company completed its exit from that business in 2003.

2002 vs. 2001:  Total other income increased $794 thousand, or 7.5%, from 2001 to 2002.  Without regard to net securities transactions, total other income was $11.2 million for 2002 and $10.3 million for 2001, an increase of $889 thousand, or 8.6%.

For 2002, income from fiduciary activities decreased $196 thousand, or 4.8%, from 2001, primarily as a result of a decrease in assets under administration and management from declining equity markets between the two years.  At year-end 2002, the market value of assets under trust administration and investment management amounted to $620.4 million, a decrease of $78.5 million, or 11.2%, from year-end 2001.  Partially offsetting the negative effect on fiduciary income from the decline in the equity markets during 2002, was an increase in the number of accounts under administration during the year.  Fiduciary account fees, in general, are tied to the value of assets under administration.

Income from fiduciary activities includes advisory income from the Company’s subsidiary, North Country Investment Advisors, which advises the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).

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

#

During 2002, the Company realized net securities gains of $100 thousand on the sale of $40.8 million from its available-for-sale portfolio.  The primary purpose of the sales was to restructure the maturity profile of the investment portfolio.  This represented a decline of $95 thousand from net securities gains of $195 thousand in 2001.

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2002, other operating income increased $198 thousand, or 20.6%.   The increase was primarily attributable to an increase in data processing servicing fee income received from one upstate New York bank, a one-time benefit of $92 thousand from the demutualization of an insurance company for the Company’s group employee insurance trust and a $173 thousand recovery related to the former Vermont operations.

IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of the Company.  The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003		2002
	2003	2002	2001	Amount	%	Amount	%
Salaries and Employee Benefits	$18,967	$18,858	$17,233	$ 109	0.6%	$1,625	9.4%
Occupancy Expense of Premises, Net	2,524	2,330	2,248	194	8.3	82	3.6
Furniture and Equipment Expense	2,774	2,440	2,462	334	13.7	(22)	(0.9)
Other Operating Expense	8,220	7,769	8,601	451	5.8	(832)	(9.7)
Total Other Expense	$32,485	$31,397	$30,544	$1,088	3.5	$ 853	2.8

2003 vs. 2002:  Other expense for 2003 amounted to $32.5 million, an increase of $1.1 million, or 3.5%, from 2002.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are goodwill amortization and any net securities gains or losses.  For 2003, the efficiency ratio for the Company was 51.4%, an increase from the 2002 ratio of 49.5%.  The Company’s 2003 ratio, however, compared favorably to the year-to-date ratio for the Company’s peer group of 60.4% as of September 30, 2003.  For information on the calculation of the Company’s efficiency ratios on a quarterly and annual basis, see pages 13 and 15 of this Report.  Also see the discussion on page 5 regarding “Use of Non-GAAP Financial Measures.”

Salaries and employee benefits expense increased $109 thousand, or 0.6%, from 2002 to 2003.  The increase in salary expense for 2003 was 7.9% over 2002 due to merit increases, as well as the hiring of additional employees in 2003 principally to staff the new Queensbury, New York office of Glens Falls National Bank.  This was offset, in part, by decreases in pension expense (due primarily to the 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for 2003, 25 basis points less than the ratio for the Company’s peer group of 1.67% at September 30, 2003.

Occupancy expense increased $194 thousand, or 8.3%, from 2002 to 2003. Most of the increase was attributable to increased costs of insurance, maintenance and real estate taxes.  Furniture and equipment expense increased by $334 thousand, or 13.7%, from 2002 to 2003.  The increase was spread among all areas, including maintenance contracts, data processing and depreciation expenses.

Other operating expense increased $451 thousand, or 5.8%, from 2002 to 2003.  The increase was distributed among all categories of other operating expense.

2002 vs. 2001:  Other expense for 2002 amounted to $31.4 million, an increase of $853 thousand, or 2.8%, from 2001.  This comparison was significantly affected by a change in accounting principles between the two periods.  The significant change was the discontinuance in 2002 of goodwill amortization upon the adoption of SFAS No. 147, retroactive to January 1, 2002.  Goodwill amortization for 2001 was $907 thousand, but was $0 for 2002.  Disregarding goodwill amortization, the increase in other expense between 2001 and 2002 would have been substantially higher, specifically, $1.8 million, or a 5.8%, year-to-year increase.

#

The 2002 efficiency ratio of 49.5% was an improvement from the 2001 ratio of 51.6%.  The Company’s 2002 ratio also compared favorably to the ratio for the Company’s peer group of 59.4% for the year ending December 31, 2002.  For information on the calculation of the Company’s efficiency ratios on a quarterly and annual basis, see pages 13 and 15 of this Report.  Also see the discussion on page 5 regarding “Use of Non-GAAP Financial Measures.”

Salaries and employee benefits increased $1.6 million, or 9.4%, from 2001 to 2002.  Salaries increased  $785 thousand, or 6.6%.  The increase was attributable to normal merit pay increases, as well as to the hiring of additional employees late in 2001 principally to staff the new West Avenue office of Saratoga National Bank and Trust Company in Saratoga Springs, New York and the Company’s new insurance agency subsidiary.  Employee benefits increased $840 thousand, or 15.7% during the period. In 2002, all categories of employee benefits experienced increases from 2001, except incentive compensation, which decreased slightly.  The most significant increase to employee benefits was an increase in expenses for the Company’s defined benefit pension plan.  During 2002, the Company adopted a “cash balance” plan for all new employees.  Current employees were offered the opportunity to switch to the “cash balance” plan or to remain with the prior plan, under which retirement benefits are calculated on a “final pay” formula. Over 90% of current employees elected to switch to the cash balance plan.

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

V. INCOME TAXES

The following table sets forth the Company's provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2003		2002
	2003	2002	2001	Amount	%	Amount	%
Provision for Income Taxes	$8,606	$8,773	$7,055	$(167)	(1.9)%	$1,718	24.4%
Effective Tax Rate	31.3%	31.7%	30.8%	(0.4)%	(1.3)	0.9%	2.8

The provisions for federal and state income taxes amounted to $8.6 million, $8.8 million and $7.1 million for 2003, 2002 and 2001, respectively.   The effective income tax rates for 2003, 2002 and 2001 were 31.3%, 31.7% and 30.8%, respectively.  The change in the effective tax rates from 2001 to 2002 and from 2002 to 2003 was primarily attributable to proportionate changes in taxable income over the level of tax-exempt income.

#

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the Company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2003, the Company held no trading securities.

Securities Available-for-Sale:

The following table sets forth the carrying value of the Company's securities available-for-sale portfolio, at year-end 2003, 2002 and 2001.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2003	2002	2001
U.S. Treasury and Agency Obligations	$ 53,530	$ 59,319	$ 6,754
State and Municipal Obligations	12,951	17,984	10,248
Collateralized Mortgage Obligations	127,522	96,460	77,500
Other Mortgage-Backed Securities	137,072	133,872	137,809
Corporate and Other Debt Securities	9,469	9,316	11,432
Mutual Funds and Equity Securities	9,287	9,710	7,951
Total	$349,831	$326,661	$251,694

Other mortgage-backed securities principally consisted of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  The Company’s practice is to purchase pass-through securities and collateralized mortgage obligations guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.  At year-end 2003, approximately $8.2 million, or 88.9%, of the listed amount of mutual funds and equity securities consist of required holdings of Federal Reserve Bank of New York and Federal Home Loan Bank of New York stock.

The following table sets forth the maturities of the Company's securities available-for-sale portfolio as of December 31, 2003.  CMO’s and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10 year category.

#

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 4,917	$ 46,595	$ 2,018	$ ---	$ 53,530
State and Municipal Obligations	3,961	6,893	405	1,692	12,951
Collateralized Mortgage Obligations	3,119	56,516	67,887	---	127,522
Other Mortgage-Backed Securities	4,789	82,291	49,343	649	137,072
Corporate and Other Debt Securities	---	---	6,384	3,085	9,469
Mutual Funds and Equity Securities	---	---	---	9,287	9,287
Total	$16,786	$192,295	$126,037	$14,713	$349,831

The following table sets forth the tax-equivalent yields of the Company's securities available-for-sale portfolio at December 31, 2003.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	2.37%	2.71%	6.42%	---%	2.82%
State and Municipal Obligations	3.78	3.64	6.49	7.33	4.23
Collateralized Mortgage Obligations	3.79	4.37	4.42	---	4.38
Other Mortgage-Backed Securities	6.78	4.85	4.41	6.66	4.76
Corporate and Other Debt Securities	---	---	5.60	5.87	5.69
Mutual Funds and Equity Securities	---	---	---	1.62	1.62
Total	3.89	4.10	4.51	5.83	4.31

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2003.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2003 and 2002, the weighted average maturity was 4.3 and 2.8 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2003, the net unrealized gain on securities available-for-sale amounted to $2.3 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gain at December 31, 2003 represents a $4.3 million decrease since December 31, 2002 and is primarily attributable to the decreased fair value of the debt securities portfolios resulting from an increase in long-term rates during 2003.

For further information regarding the Company's portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this report.

#

Securities Held-to-Maturity:

The following table sets forth the carrying value of the Company's portfolio of securities held-to-maturity at December of each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2003	2002	2001
State and Municipal Obligations	$105,776	$74,505	$74,956

For information regarding the fair value at December 31, 2003, of the Company's portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this report.

The following table sets forth the maturities of the Company's portfolio of securities held-to-maturity, as of December 31, 2003.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$16,034	$45,102	$44,083	$557	$105,776

The following table sets forth the tax-equivalent yields of the Company's portfolio of securities held-to-maturity at December 31, 2003.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.14%	6.30%	5.45%	8.23%	5.47%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2003.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2003, 2002 and 2001, the Company sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 4.7 years and 5.3 years at December 31, 2003 and 2002, respectively.

#

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS

(Dollars In Thousands)

	December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 82,808	10	$ 75,659	10	$ 74,026	10	$ 60,850	8	$ 46,818	7
Real Estate - Commercial	110,499	13	97,683	12	79,337	11	70,129	10	66,273	10
Real Estate - Construction	8,670	1	10,754	1	8,036	1	5,063	1	4,505	1
Real Estate - Residential	328,673	38	295,265	36	259,883	34	265,325	36	252,660	39
Indirect Loans	311,812	36	317,706	39	315,046	42	314,871	42	257,068	39
Other Installment Loans to Individuals	12,716	2	14,225	2	18,796	2	19,531	3	28,496	4
Total Loans	855,178	100	811,292	100	755,124	100	735,769	100	655,820	100
Allowance for Loan Losses	(11,842)		(11,193)		(9,720)		(8,727)		(7,784)
Total Loans, Net	$843,336		$800,099		$745,404		$727,042		$648,036

Indirect Loans: In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing commenced by the auto manufacturers in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as the Company became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  However, indirect loans still represent the second largest category of loans (36%) in the Company’s loan portfolio, and any developments threatening the indirect loan business generally may be expected to have a negative impact on the Company due its to reliance on such loans.  If auto manufacturers continue to offer heavily subsidized financing programs, the indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the largest segment of the Company’s loan portfolio at December 31, 2003, at 38% of loans at year-end.  This was the fastest growing segment in the Company's loan portfolio for the first, third and fourth quarters of 2003 and the second fastest for the second quarter of 2003.  The period of strong demand for residential real estate loans, which began when rates started falling in 2001, began to weaken in the third and fourth quarters of 2003, as refinancing activity, driven by the level or increasing interest rate environment, began to slow down.

During 2003 the Company sold (with servicing retained) $15.8 million of low-rate residential real estate loans.  The level of the portfolio was also impacted by the securitization of $11.5 million of mortgage loans cited earlier in this report.  In effect, the securitized loans were not sold but merely transferred to the Company's securities available-for-sale portfolio.  The Company also securitized $30.0 million of mortgage loans in 2001.

Commercial and Commercial Real Estate Loans: The Company continued to experience strong to moderate demand for commercial loans in 2003, a continuing trend that has persisted for several years, as commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.

#

The following table indicates the changing mix in the Company’s loan portfolio by including the quarterly average balances for the Company’s significant loan products for the past five quarters.  The ensuing tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Commercial and Commercial Real Estate	$187,447	$188,048	$189,167	$174,745	$170,465
Residential Real Estate	283,145	268,967	265,684	259,959	247,642
Home Equity	37,403	34,748	31,893	30,468	30,379
Indirect Consumer Loans	320,286	326,796	326,856	323,762	314,655
Other Consumer Loans[1]	36,673	35,698	35,970	36,444	37,287
Total Loans	$864,954	$854,257	$849,570	$825,378	$800,428

[1] Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances, whereas these loan balances are reported as Real Estate – Residential in the table of period-end balances on the previous page, captioned “DISTRIBUTION OF

   LOANS.”

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Commercial and Commercial Real Estate	21.7%	22.0%	22.3%	21.2%	21.3%
Residential Real Estate	32.8	31.5	31.3	31.5	30.9
Home Equity	4.3	4.0	3.8	3.7	3.8
Indirect Consumer Loans	37.0	38.3	38.4	39.2	39.3
Direct Consumer Loans	4.2	4.2	4.2	4.4	4.7
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Commercial and Commercial Real Estate	6.32%	6.49%	6.61%	6.86%	7.21%
Residential Real Estate	6.17	6.41	6.68	6.93	7.04
Home Equity	4.40	4.56	5.02	5.27	5.76
Indirect Consumer Loans	5.95	6.16	6.47	6.82	7.20
Direct Consumer Loans	7.90	8.23	8.29	8.56	8.69
Total Loans	6.12	6.33	6.59	6.88	7.16

In general, management expects the Company’s yield on its loan portfolio will be impacted by actions the Federal Reserve Board takes from time to time affecting prevailing interest rates.  There is a time lag, however, between the Federal Reserve’s changes in prevailing rates and the impact of those changes on the Company’s loan portfolio.  As discussed above in this Report in the section entitled “Changes in Net Interest Income Due to Rate,” prevailing interest rates, after increasing steadily throughout 2000, decreased in 2001, 2002 and 2003 in response to the Federal Reserve Board’s rate-cutting actions during all four quarters of 2001, in November 2002 and again in June 2003.  The yield on the Company’s loan portfolio was affected by these rate changes, although the decrease in average yields on loans and other earning assets lagged behind the decrease in average rates paid on deposits, leading to expansion in the net interest margin in 2001 and 2002 and ultimately a contraction in 2003 as loan yields continued to fall while deposit rates bottomed out.  Many of the loans in the commercial portfolio have variable rates tied to prime or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash ultimately reprices at current rates as new loans are generated at the lower current yields.

#

The following table indicates the respective maturities and repricing structure of the Company's commercial, financial and agricultural loans and its real estate - construction loans at December 31, 2003.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  All of the real estate - construction loans are for single family houses where the Company has made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$28,468	$32,298	$22,042	$82,808
Real Estate - Construction	---	---	8,670	8,670
Total	$28,468	$32,298	$30,712	$91,478

Fixed Interest Rates	$ 7,133	$26,021	$13,672	$46,826
Variable Interest Rates	21,335	6,277	17,040	44,652
Total	$28,468	$32,298	$30,712	$91,478

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements because the commitments were not funded at period-end.  As of December 31, 2003, the total contingent liability for standby letters of credit amounted to $2.9 million.  In addition to these instruments, the Company has issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2003, the Company had outstanding unfunded loan commitments in the aggregate amount of approximately $137.7 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The Company designates loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Open-end credits and residential real estate loans should be charged-off no later than when 180 days past due.  Commercial loans are evaluated for charge-off on a loan-by-loan basis.  There were no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2003.

Loans past due 90 days or more and still accruing interest, as identified in the table presented on page 24 under the heading “SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES,” are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

#

SFAS No. 114 requires that all impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent.  The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250 thousand, and to all restructured loans.  Allowances for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5.  Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated cost to sell.  For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  The Company determines the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

During 2003 one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $254 thousand.  The loan was returned to accrual status before year-end 2003.  There were no impaired loans at December 31, 2003.

At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.  Total nonperforming loans at year-end 2003 represented .29% of period-end loans, a decrease from .32% at year-end 2002.  The ratio of nonperforming loans to average loans for the Company’s peer group at September 30, 2003 was .80%, or 175.9% higher than the Company’s ratio at December 31, 2003.

During 2003 income recognized on year-end balances of nonaccrual loans was $107 thousand.  Income that would have been recognized during that period on nonaccrual loans if all such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $160 thousand.

At December 31, 2002 one commercial loan was considered impaired under SFAS No. 114 with a recorded investment of $319 thousand, an allowance for loan losses of $160 thousand and a net carrying amount of $159 thousand.  This loan was included in nonaccrual loans in the schedule of nonperforming loans.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001.  The decrease was primarily attributable to one $749 thousand commercial loan designated nonperforming at year-end 2001, which was paid-off by the borrower during December 2002.  Total nonperforming loans at year-end 2002 represented .32% of period-end loans, a decrease from .46% at year-end 2001.  The ratio of nonperforming loans to period-end loans for the Company’s peer group at December 31, 2002 was .78%, or 143.8% higher than the Company’s ratio at December 31, 2002.

During 2002 income recognized on year-end balances of nonaccrual loans was $110 thousand.  Income that would have been recognized during that period on nonaccrual loans if all such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $215 thousand.

At December 31, 2001, two commercial loans were considered impaired loans under SFAS No. 114 with a recorded investment of $1.6 million, an allowance for loan losses of $800 thousand and a net carrying amount of $800 thousand.  These loans were included in nonaccrual loans in the schedule of nonperforming loans above.

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000.  The increase was attributable to the two impaired commercial loans described in the preceding paragraph, which were placed on nonaccrual status during the fourth quarter of 2001.  The allowance for loan losses, at December 31, 2001, included specific impairment allowances of $800 thousand for these two loans.  Total nonperforming loans at year-end 2001 represented .46% of period-end loans, an increase from .28% at year-end 2000.  The ratio of nonperforming loans to average loans for the Company’s peer group at December 31, 2001 was .75%, or 63.0% higher than the Company’s ratio at December 31, 2001.

#

During 2001 income recognized on year-end balances of nonaccrual loans was $189 thousand.  Income that would have been recognized during that period on nonaccrual loans if all such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $258 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Company applies an internal credit quality rating system to commercial loans that are either past due or fully performing loans which may exhibit certain characteristics that could reflect a potential weakness.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.  Because of this approach toward placing commercial loans on nonaccrual status, the Company normally does not identify any significant number of potential  problem loans in its portfolio that do not otherwise meet one of the classifications discussed above (e.g., nonaccrual, troubled debt restructurings).  At year-end 2003, the Company had no such additional potential problem loans.  At year-end 2002 the Company had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem.  In 2003 the Company up-graded the status of that borrower and no longer considers the credit to be classified as a potential problem loan.

In the first quarter of 2003, a commercial borrower announced plans to discontinue some or all aspects of its business operations.  The borrower was then indebted to the Company in the aggregate amount of $2.3 million through three separate loans.  During the third quarter of 2003, two loans totaling $1.8 million were repaid in full through liquidation of the underlying collateral.  The third loan with a balance of $456 thousand as of December 31, 2003, is secured by commercial real estate having an estimated market value significantly in excess of the loan balance.  There are no commitments to extend additional credit to the borrower.  Management believes that the risk of credit loss to this borrower, at this time, is very limited and the outstanding loan remains on accrual status.

The balance of other non-current loans to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $6.6 million at December 31, 2003 and represented 0.78% of loans outstanding at that date, as compared to approximately $5.7 million, or 0.71% of loans at December 31, 2002.  These non-current loans at December 31, 2003 were composed of approximately $5.3 million of consumer loans, principally indirect motor vehicle loans, $584 thousand of residential real estate loans, $200 thousand of commercial real estate loans and $515 thousand of commercial loans.

The overall level of the Company’s performing loans which demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State.  In general, the economy in the Company’s geographic market area was relatively strong in the 1997-2000 period.  Although the U.S. experienced a mild recession in 2001 which continued throughout 2002 and into 2003, the economic downturn was not as severe in northeastern New York State.  In the “Capital District” in and around Albany and in the area north of the Capital District, which are the Company’s principal service areas, unemployment remained below the national average.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section II.a. of this report.  For further discussion, see Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this report.

#

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

DISTRIBUTION OF OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

(Net of Allowance) (In Thousands)

	December 31,
	2003	2002	2001	2000	1999
Single Family 1 - 4 Units	$ ---	$ 51	$ 294	$ 425	$ 586
Commercial Real Estate	---	---	---	---	---
Construction	---	---	---	---	---
Other Real Estate Owned, Net	---	51	294	425	586
Repossessed Assets	180	143	66	150	62
Total Other Real Estate Owned and Repossessed Assets	$180	$194	$360	$575	$648

The following table summarizes changes in the net carrying amount of other real estate owned for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2003	2002	2001	2000	1999
Balance at Beginning of Year	$ 51	$ 294	$ 425	$ 586	$ 627
Properties Acquired Through Foreclosure	10	114	222	554	592
Writedown of Properties Previously Foreclosed	---	---	(6)	---	(24)
Sales	(61)	(357)	(347)	(715)	(609)
Balance at End of Year	$ ---	$ 51	$ 294	$ 425	$ 586

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)

	2003	2002	2001	2000	1999
Balance at Beginning of Year	$ ---	$ 6	$---	$ 24	$ 59
Writedowns of Properties Previously Foreclosed	---	---	6	---	24
Charge-Offs	---	(6)	---	(24)	(59)
Balance at End of Year	$ ---	$ ---	$ 6	$ ---	$ 24

During 2003, the Company acquired one property for $10 thousand through foreclosure.  Also during the year, the Company sold two properties with a carrying amount of $61 thousand for a net gain of $12 thousand.

During 2002, the Company acquired two properties totaling $114 thousand through foreclosure.  Also during the year, the Company sold seven properties with a carrying amount of $317 thousand for a net gain of $40 thousand.  The Company received other payments on foreclosed properties of $41 thousand.

#

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

III. SUMMARY OF LOAN LOSS EXPERIENCE

The Company monitors credit quality through a continuous review of the entire loan portfolio.  All significant loans (primarily commercial and commercial real estate loans) are reviewed at least semi-annually, and those under special supervision are reviewed at least quarterly.  Additionally, regulatory examiners perform periodic examinations of the Company’s loan portfolios and report on these examinations to management. The boards of directors of the Company's subsidiary banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs.

Through the provision for loan losses, an allowance (reserve) is maintained for probable loan losses.  Actual loan losses are charged against this allowance when they are identified.  In evaluating the adequacy of the allowance for loan losses, management considers various risk factors influencing asset quality.  The analysis is performed on a loan-by-loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook and financial condition and prospects.

In addition to conclusions regarding the adequacy of the allowance, the provision for loan losses is influenced by the total size of the loan portfolio, the level of nonperforming loans, by the level of loans actually charged-off against the allowance during prior periods and the change in the mix of loan categories within the loan portfolio.

The table in Part II, Item 7.B.II. “Provision for Loan Losses and Allowance for Loan Losses” presents a summary of the activity in the Company's allowance for loan losses.

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

#

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2003	2002	2001	2000	1999
Commercial, Financial and Agricultural	$ 2,554	$ 3,662	$2,922	$2,026	$1,696
Real Estate-Commercial	1,381	916	731	507	276
Real Estate-Construction	---	---	---	---	---
Real Estate-Residential Mortgage	1,576	1,458	997	1,322	1,295
Installment Loans to Individuals	4,293	4,253	4,012	4,160	3,823
Unallocated	2,038	904	1,058	712	694
Total	$11,842	$11,193	$9,720	$8,727	$7,784

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2003	2002	2001	2000	1999
Commercial, Financial and Agricultural	10%	10%	10%	8%	7%
Real Estate-Commercial	13	12	11	10	10
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	38	36	34	36	39
Installment Loans to Individuals	38	41	44	45	43
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 144,665	--%	$132,208	--%	$122,618	--%
Interest-Bearing Demand Deposits	325,593	1.28	282,365	1.57	209,719	2.09
Regular and Money Market Savings	275,255	0.81	230,039	1.38	198,573	2.39
Time Deposits of $100,000 or More	73,307	2.40	81,770	2.77	135,982	4.57
Other Time Deposits	192,682	2.90	201,253	3.75	198,745	5.07
Total Deposits	$1,011,502	1.36	$927,635	1.88	$865,637	2.93

During 2003, average deposit balances increased by $83.9 million, or 9.0%, from 2002.  The increase in deposit balances during 2003 was generated by the Company’s pre-existing branch network, although the Company did open another branch in Queensbury, New York.  No other branches were added or acquired in 2003.

During 2002, average deposit balances increased by $62.0 million, or 7.2%, from 2001.  The increase in deposit balances during 2002 was generated by the Company’s pre-existing branch network, although the Company did open a second branch in Saratoga Springs at the beginning of the year.  No other branches were added or acquired in 2002.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

#

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Demand Deposits	$ 154,537	$ 153,856	$136,487	$133,446	$135,915
Interest-Bearing Demand Deposits	365,995	311,470	303,476	321,091	313,517
Regular and Money Market Savings	278,503	282,437	273,453	266,416	254,415
Time Deposits of $100,000 or More	67,012	75,771	84,588	65,816	64,158
Other Time Deposits	184,791	190,336	197,068	198,715	203,139
Total Deposits	$1,050,838	$1,013,870	$995,072	$985,484	$971,144

The Company typically experiences seasonally high balances in the first and last quarters of the year due to the cyclicality of municipal deposits, which typically are included in either interest-bearing demand deposits or time deposits of $100,000 or more (during the period of very low interest rates, these deposits were primarily maintained in interest-bearing demand deposits).  Between the fourth quarters of 2002 and 2003, balances increased $79.7 million, or 8.2%.  All categories of non-maturity deposits increased between the two comparative quarters, except for other time deposits.  As is typical in falling rate environments, many depositors placed maturing time deposits in non-maturity deposits, beginning in the third and fourth quarters of 2001 and into 2002 and 2003 as well, presumably as a temporary investment pending a return to rising rates.  This was also true for the Company’s municipal depositors who also maintained high balances in NOW accounts at both year-end 2002 and 2003.  The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Demand Deposits	14.7%	15.2%	13.7%	13.5%	14.0%
Interest-Bearing Demand Deposits	34.8	30.7	30.5	32.6	32.3
Regular and Money Market Savings	26.5	27.8	27.5	27.0	26.2
Time Deposits of $100,000 or More	6.4	7.5	8.5	6.7	6.6
Other Time Deposits	17.6	18.8	19.8	20.2	20.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2003	Sep 2003	Jun 2003	Mar 2003	Dec 2002
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.21	1.11	1.37	1.45	1.54
Regular and Money Market Savings	0.69	0.72	0.87	0.95	1.24
Time Deposits of $100,000 or More	2.31	2.32	2.38	2.59	2.75
Other Time Deposits	2.72	2.82	2.96	3.08	3.38
Total Deposits (Including Non-Interest-Bearing)	1.23	1.25	1.46	1.52	1.71

In general, rates paid by the Company on its various types of deposit accounts are influenced by the rates being offered or paid by its competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of deposit liabilities by the Company, but the lag is shorter in duration than the lag for loans and other earning assets.  As a result of the Federal Reserve rate decreases in the 2001 to 2003 period, the Company experienced a decrease in the cost of deposits throughout the period.  The cost of deposits during the fourth quarter of 2003 was at its lowest point in many years.

#

If, as many believe, the economy will take several more months or longer to fully recover, the Company may continue to experience downward pressures on its net interest spread and net interest margin, if loan yields continue to trend downward while deposit rates remain at historic lows.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2003 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$27,450
Three to Six Months	10,678
Six to Twelve Months	14,446
2005	3,904
2006	1,916
2007	5,638
2008 and Beyond	1,553
Total	$65,585

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank (“FHLB”).  The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $58.4 million at December 31, 2003.  There were no advances under either line at December 31, 2003.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.

In addition, the Company has in place modest borrowing facilities from correspondent banks and also has identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding accessible in relatively short time periods.  Also, the Company’s lead bank has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2003, the amount available under this facility was $125.6 million, but there were no advances outstanding at December 31, 2003.  The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of cash flows from the Company’s investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in its portfolio, the Company’s stable core deposit base and its significant borrowing capacity, the Company believes that its liquidity is sufficient to meet any reasonably likely events or occurrences.

#

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $105.9 million at December 31, 2003, an increase of $4.5 million, or 4.4%, from the prior year-end.  The increase in shareholders’ equity during 2003 primarily reflected $10.7 million of retained earnings (after dividends) offset, in part, by a decrease of $2.6 million related to net unrealized gains and losses (net of tax) on securities available-for-sale and by $5.6 million of periodic repurchases of the Company’s common stock.

In 1999, the Company, through a newly-formed subsidiary business trust, privately placed $5 million in capital securities with several institutional investors, and in 2003 formed a similar trust to place $10 million of capital securities with one private investor.  The proceeds from these offerings reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” in the Company’s consolidated balance sheet as of December 31, 2003.  These capital securities have certain features that make them an alternative funding vehicle.  Both issues of capital securities qualify, to date, as regulatory capital under the capital adequacy guidelines discussed below.  See Note 12 to the audited financial statements included in Part II, Item 8 for a further description.

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

One set of regulatory capital guidelines applicable to the Company and the subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For the Company, Tier 1 capital is comprised of common shareholders' equity and capital securities issued by the Company’s unconsolidated subsidiary, a statutory business trust (see the second previous paragraph) less intangible assets.  Total capital, for this risk-based capital standard, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of the Company’s allowance for loan losses.

Currently, banking regulators allow Trust Preferred Securities as a component of Tier 1 capital, but that position is being evaluated due to FIN 46.  The Company cannot predict whether Trust Preferred Securities will continue to be allowed as a component of Tier 1 capital in future periods.

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

The table below sets forth the capital ratios of the Company and its subsidiary banks as of December 31, 2003:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	13.0%	12.6%	10.5%
Total Risk-Based Capital Ratio	14.2	13.9	13.4
Tier 1 Leverage Ratio	8.1	7.5	8.5

At December 31, 2003, the Company and both of its subsidiary banks exceeded the minimum capital ratios established by these guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this report).

The source of funds for the payment of shareholder dividends by the Company consists primarily of dividends declared and paid to the Company by its bank subsidiaries.  There are various legal and regulatory limitations applicable to the payment of dividends to the Company by its bank subsidiaries.  As of December 31, 2003, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the Company, without special regulatory approval, was approximately $25.2 million.  The ability of the Company and the banks to pay dividends in the future is and will to continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of the Company's cash dividend payments.

#

F. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used by the Company for general corporate purposes or for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers' requests for funding.

The Company has no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$150,000	$10,000	$85,000	$15,000	$40,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	15,000	---	---	---	15,000
Capital Lease Obligations	---	---	---	---	---
Operating Lease Obligations[3]	2,415	154	310	322	1,629
Purchase Obligations	---	---	---	---	---
Total	$167,415	$10,154	$85,310	$15,322	$56,629

1 See Note 11 to the Audited Financial Statements in Item 8 of this Report for additional information on Federal Home Loan Bank Advances, including call provisions.

2 See Note 12 to the Audited Financial Statements in Item 8 of this Report for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts.

3 See Note 22 to the Audited Financial Statements in Item 8 of this Report for additional information on the Company’s Operating Lease Obligations.

#

H. FOURTH QUARTER RESULTS

The Company reported net income of $4.8 million for the fourth quarter of 2003, an increase of $11 thousand, or 0.2%, from the fourth quarter of 2002.  Diluted earnings per common share for the fourth quarter of 2003 was $.48, an increase of $.01, or 2.1%, over the $.47 amount for the fourth quarter of 2002.  The increase in earnings was primarily attributable to following: (i) a $149 thousand decrease in net interest income, (ii) a $198 thousand decrease in the provision for loan losses, (iii) a $71 thousand decrease in other income, (iv) a $102 thousand increase in other expenses, and (v) a $135 thousand decrease in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes in net income and changes in financial condition are included in the discussion of the year-to-year changes in this report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended December 31,
	2003	2002
Interest and Dividend Income	$17,761	$18,923
Interest Expense	5,256	6,269
Net Interest Income	12,505	12,654
Provision for Loan Losses	245	443
Net Interest Income after Provision for Loan Losses	12,260	12,211
Other Income	2,853	2,924
Other Expense	8,207	8,105
Income Before Provision for Income Taxes	6,906	7,030
Provision for Income Taxes	2,119	2,254
Net Income	$ 4,787	$ 4,776

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	9,811	9,911
Diluted	10,057	10,148
Basic Earnings Per Common Share	$.49	$.48
Diluted Earnings Per Common Share	.48	.47
Cash Dividends Per Common Share	.22	.20

AVERAGE BALANCES:
Assets	$1,386,271	$1,287,493
Earning Assets	1,319,122	1,228,619
Loans	864,954	800,428
Deposits	1,050,838	971,144
Shareholders’ Equity	103,955	100,645

SELECTED RATIOS (Annualized):
Return on Average Assets	1.37%	1.47%
Return on Average Equity	18.27%	18.83%
Net Interest Margin [2]	3.95%	4.26%

Net Charge-offs to Average Loans	.08%	.13%
Provision for Loan Losses to Average Loans	.11%	.22%

1 Share and Per Share amounts for the fourth quarter of 2002 have been restated for the September 2003 five-for-four stock split.

2 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial

   Measures” on page 5)

#

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk

In addition to credit risk in the Company’s loan portfolio and liquidity risk, discussed earlier, the Company’s business activities also generate market risk.  Market risk is the possibility that changes in future market rates or prices will make the Company’s position less valuable.  The ongoing monitoring and management of risk is an important component of the Company’s asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting the Company’s asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  The Company does not make use of derivatives, such as interest rate swaps, in its risk management process.

Interest rate risk is the most significant market risk affecting the Company.  Interest rate risk is the exposure of the Company’s net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to the risk of prepayment of loans and early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company’s consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  However, due to the low level of interest rates at December 31, 2003, the downward shift was calculated using a 100 basis point shift in interest rates.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of December 31, 2003, a 200 basis point increase in interest rates demonstrated a 0.93% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.81% decrease in net interest income.  These amounts were within the Company’s ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and net interest income, reflecting the fact that the Company’s liabilities and sources of funds generally reprice more quickly than its earning assets.  However, during this period of very low interest rates the Company is also adversely impacted by a continued decline in prevailing rates since there is very little likelihood that they would be reflected in the short or long run by a comparable downward adjustment of deposit rates.

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions in the 2001 to 2003 period to decrease prevailing short-term interest rates.  Management believes it likely that rates will begin to rise later in 2004 and in 2005.  Management believes that an extended period of flat interest rates will continue to have a negative impact on net interest margin as asset repricing continues downward while deposit repricing abates, and that an increase in prevailing interest rates will have a short to medium-term negative impact on net interest margin and net interest income as well.  Management is not able to predict with certainty what the magnitude of these effects would be.

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

Item 8:  Financial Statements and Supplementary Data

The following audited consolidated financial statements and supplementary data are submitted herewith:

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2003 and 2002

Consolidated Statements of Income

for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2003 and 2002

#

INDEPENDENT AUDITORS’ REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ARROW FINANCIAL CORPORATION:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Albany, New York

January 21, 2004

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2003	2002
ASSETS
Cash and Due from Banks	$ 27,526	$ 29,141
Federal Funds Sold	5,800	3,000
Cash and Cash Equivalents	33,326	32,141

Securities Available-for-Sale	349,831	326,661
Securities Held-to-Maturity (Approximate Fair
Value of $110,341 in 2003 and $79,476 in 2002)	105,776	74,505

Loans	855,178	811,292
Allowance for Loan Losses	(11,842)	(11,193)
Net Loans	843,336	800,099

Premises and Equipment, Net	14,174	13,715
Other Real Estate and Repossessed Assets, Net	180	194
Goodwill	9,297	9,297
Other Intangible Assets, Net	166	418
Other Assets	17,834	14,391
Total Assets	$1,373,920	$1,271,421

LIABILITIES
Deposits:
Demand	$ 151,847	$ 133,644
Regular Savings, N.O.W. & Money Market Deposit Accounts	646,544	565,545
Time Deposits of $100,000 or More	65,585	60,095
Other Time Deposits	182,640	198,723
Total Deposits	1,046,616	958,007
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	39,515	44,078
Other Short-Term Borrowings	1,421	4,420
Federal Home Loan Bank Advances	150,000	145,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	15,000	---
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures (Trust Preferred Securities)	---	5,000
Other Liabilities	15,503	13,514
Total Liabilities	1,268,055	1,170,019

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,086,119 Shares Issued at December 31, 2003 and 10,468,895 Shares Issued at December 31, 2002)	13,086	10,469
Surplus	113,335	115,110
Undivided Profits	24,303	13,611
Unallocated ESOP Shares (117,964 Shares in 2003
and 121,515 Shares in 2002)	(1,769)	(1,822)
Accumulated Other Comprehensive Income	1,084	3,253
Treasury Stock, at Cost (3,189,550 Shares at December 31,
2003 and 3,050,113 Shares at December 31, 2002)	(44,174)	(39,219)
Total Shareholders’ Equity	105,865	101,402
Total Liabilities and Shareholders’ Equity	$1,373,920	$1,271,421

See Notes to Consolidated Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2003	2002	2001
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$54,571	$57,052	$60,226
Interest on Federal Funds Sold	92	308	760
Interest and Dividends on Securities Available-for-Sale	12,439	14,479	14,216
Interest on Securities Held-to-Maturity	3,629	3,306	3,155
Total Interest and Dividend Income	70,731	75,145	78,357

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,756	2,269	6,216
Other Deposits	11,973	15,144	19,190
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	356	516	1,034
Other Short-Term Borrowings	7	46	124
Federal Home Loan Bank Advances	6,751	6,656	6,133
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	767	475	475
Total Interest Expense	21,610	25,106	33,172
NET INTEREST INCOME	49,121	50,039	45,185
Provision for Loan Losses	1,460	2,288	2,289
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	47,661	47,751	42,896

OTHER INCOME
Income from Fiduciary Activities	3,647	3,863	4,059
Fees for Other Services to Customers	6,776	6,189	5,302
Net Gains on Securities Transactions	755	100	195
Other Operating Income	1,169	1,161	963
Total Other Income	12,347	11,313	10,519

OTHER EXPENSE
Salaries and Employee Benefits	18,967	18,858	17,233
Occupancy Expense of Premises, Net	2,524	2,330	2,248
Furniture and Equipment Expense	2,774	2,440	2,462
Other Operating Expense	8,220	7,769	8,601
Total Other Expense	32,485	31,397	30,544

INCOME BEFORE PROVISION FOR INCOME TAXES	27,523	27,667	22,871
Provision for Income Taxes	8,606	8,773	7,055
NET INCOME	$18,917	$18,894	$15,816

Average Shares Outstanding:
Basic	9,852	9,968	10,017
Diluted	10,079	10,195	10,191

Earnings Per Common Share:
Basic	$ 1.92	$ 1.90	$ 1.58
Diluted	1.88	1.85	1.55

All share and per share amounts have been adjusted for the 2003 five for four stock split.

See Notes to Consolidated Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2000	9,495,596	$9,496	$85,531	$21,920	$(2,358)	$ (178)	$(33,630)	$80,781
Comprehensive Income, Net of Tax:
Net Income	---	---	---	15,816	---	---	---	15,816
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $50)	---	---	---	---	---	(31)	---	(31)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,139)	---	---	---	---	---	1,886	---	1,886
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $195)	---	---	---	---	---	(115)	---	(115)
Other Comprehensive Income								1,740
Comprehensive Income								17,556

5% Stock Dividend	474,780	474	13,375	(13,849)	---	---	---	---
Cash Dividends Declared,
$.66 per Share	---	---	---	(6,619)	---	---	---	(6,619)
Stock Options Exercised (54,673 Shares)	---	---	122	---	---	---	424	546
Shares Issued Under the Directors’ Stock Plan (1,641 Shares)	---	---	23	---	---	---	13	36
Shares Issued Under the Employee Stock Purchase Plan (32,318 Shares)	---	---	285	---	---	---	246	531
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Purchase of Treasury Stock (86,808 Shares)	---	---	---	---	---	---	(1,867)	(1,867)
Acquisition of Common Stock by ESOP (7,625 Shares)	---	---	---	---	(105)	---	---	(105)
Allocation of ESOP Stock
(32,341 Shares)	---	---	86	---	522	---	---	608
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504

(Continued on Next Page)

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,894	---	---	---	18,894
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $1,027)	---	---	---	---	---	(617)	---	(617)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,938)	---	---	---	---	---	2,368	---	2,368
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $100)	---	---	---	---	---	(60)	---	(60)
Other Comprehensive Income								1,691
Comprehensive Income								20,585

5% Stock Dividend	498,519	499	14,516	(15,015)	---	---	---	---
Cash Dividends Declared,
$.76 per Share	---	---	---	(7,536)	---	---	---	(7,536)
Stock Options Exercised (84,588 Shares)	---	---	460	---	---	---	612	1,072
Shares Issued Under the Directors’ Stock Plan (1,360 Shares)	---	---	23	---	---	---	10	33
Shares Issued Under the Employee Stock Purchase Plan (26,239 Shares)	---	---	353	---	---	---	194	547
Tax Benefit for Disposition of Stock Options	---	---	237	---	---	---	---	237
Purchase of Treasury Stock
(217,798 Shares)	---	---	---	---	---	---	(5,221)	(5,221)
Allocation of ESOP Stock (7,369 Shares)	---	---	62	---	119	---	---	181
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402

(Continued on Next Page)

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,917	---	---	---	18,917
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $726)	---	---	---	---	---	436	---	436
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $3,578)	---	---	---	---	---	(2,151)	---	(2,151)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $755)	---	---	---	---	---	(454)	---	(454)
Other Comprehensive Income								(2,169)
Comprehensive Income								16,748

Five for Four Stock Split	2,617,224	2,617	(2,617)	---	---	---	---	---
Cash Dividends Declared,
$.84 per Share	---	---	---	(8,225)	---	---	---	(8,225)
Stock Options Exercised (51,984 Shares)	---	---	265	---	---	---	378	643
Shares Issued Under the Directors’ Stock Plan (2,123 Shares)	---	---	41	---	---	---	16	57
Shares Issued Under the Employee Stock Purchase Plan (27,360 Shares)	---	---	389	---	---	---	209	598
Tax Benefit for Disposition of Stock Options	---	---	109	---	---	---	---	109
Purchase of Treasury Stock (220,904 Shares)	---	---	---	---	---	---	(5,558)	(5,558)
Allocation of ESOP Stock (4,010 Shares)	---	---	38	---	53	---	---	91
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865

  Per share amounts and share data have been adjusted for subsequent stock splits and dividiends, including the most recent 2003 five-for- four stock split (effected in the form of a stock dividend).

  Included in the shares issued for the stock split in 2003 were treasury shares of 631,400 and unallocated ESOP shares of 24,762.

See Notes to Consolidated Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2003	2002	2001
Net Income	$ 18,917	$ 18,894	$ 15,816
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,460	2,288	2,289
Provision for Other Real Estate Owned Losses	---	---	6
Depreciation and Amortization	4,912	3,145	2,758
Compensation Expense for Allocated ESOP Shares	91	181	608
Gains on the Sale of Securities Available-for-Sale	(988)	(178)	(206)
Losses on the Sale of Securities Available-for-Sale	233	78	11
Loans Originated and Held-for-Sale	(18,049)	(7,845)	(4,910)
Proceeds from the Sale of Loans Held-for-Sale	18,539	7,946	4,938
Net Gains on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(337)	(5)	(132)
Tax Benefit for Disposition of Stock Options	109	237	37
Deferred Income Tax Expense (Benefit)	2,231	528	(448)
Shares Issued Under the Directors’ Stock Plan	57	33	36
Decrease (Increase) in Interest Receivable	259	(143)	698
Decrease in Interest Payable	(444)	(405)	(985)
Increase in Other Assets	(3,272)	(2,626)	(890)
Increase (Decrease) in Other Liabilities	2,433	(3,166)	3,594
Net Cash Provided By Operating Activities	26,151	18,962	23,220

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	122,458	40,803	13,653
Proceeds from the Maturities and Calls of Securities Available-for-Sale	152,763	91,287	90,128
Purchases of Securities Available-for-Sale	(294,011)	(205,007)	(93,562)
Proceeds from the Maturities of Securities Held-to-Maturity	2,116	1,259	3,461
Purchases of Securities Held-to-Maturity	(33,477)	(886)	(17,882)
Net Increase in Loans	(57,198)	(58,227)	(51,141)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	874	1,373	455
Purchase of Premises and Equipment	(1,531)	(1,591)	(1,807)
Net Cash Used In Investing Activities	(108,006)	(130,989)	(56,695)

Financing Activities:
Net Increase in Deposits	88,144	72,509	26,573
Net (Decrease) Increase in Short-Term Borrowings	(7,562)	10,853	(52)
Proceeds from Federal Home Loan Bank Advances	40,000	30,000	62,500
Repayments of Federal Home Loan Bank Advances	(35,000)	---	(32,700)
Proceeds from Issuance of Trust Preferred Securities	10,000	---	---
Purchase of Treasury Stock	(5,558)	(5,221)	(1,867)
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,241	1,619	1,077
Acquisition of Common Stock by ESOP	---	---	(105)
Cash Dividends Paid	(8,225)	(7,536)	(6,619)
Net Cash Provided By Financing Activities	83,040	102,224	48,807
Net Increase (Decrease) in Cash and Cash Equivalents	1,185	(9,803)	15,332
Cash and Cash Equivalents at Beginning of Year	32,141	41,944	26,612
Cash and Cash Equivalents at End of Year	$ 33,326	$ 32,141	$ 41,944
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$22,055	$25,511	$34,157
Income Taxes	1,224	12,858	4,051
Non-cash Investing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	990	1,244	1,181
Loans Securitized and Transferred to Securities Available-for-Sale	11,512	---	30,223
Impact of Deconsolidation of Subsidiary Trusts upon Adoption of FIN 46R as Described in Note 1 under “Recent Accounting Pronouncements:”
Decrease in Trust Preferred Securities	(15,000)	---	---
Increase in Junior Subordinated Obligations	15,000	---	---
Increase in Other Assets Representing Investment in Subsidiary Trusts	(465)	---	---
Increase in Deposits Representing Cash Held at Subsidiary Banks by Subsidiary Trusts	465	---	---

See Notes to Consolidated Financial Statements.

#

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

Principles of Consolidation - The financial statements of the Company and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 25, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ consolidated financial statements have been reclassified to conform with the current financial statement presentation.

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

The allowance for loan losses is maintained by charges to operations based upon management’s evaluation of the loan portfolio, current economic conditions, past loan losses and other factors.  In management’s opinion, the balance is sufficient to provide for probable loan losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area.  In addition, various Federal and State regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination which may not be currently available to management.

The Company accounts for impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114, "Accounting by Creditors for Impairment of a Loan."  SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.  The Company applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114.  Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5.  Under the provisions of SFAS No. 114, the Company determines impairment for collateralized loans based on fair value of the collateral less estimated costs to sell.  For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  The Company determines the interest income recognition method on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

#

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

Income Taxes - The Company accounts for income taxes under the asset and liability method required by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  The Company’s policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  The Company accounts for mortgage servicing rights under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2003 or 2002.

#

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation Plans - The Company has two stock option plans, which are described more fully in Notes 17 and 18.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (other than for certain stock appreciation rights granted in 1992 and earlier, all of which have been exercised as of December 31, 2002), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.  See also Note 14.  As described more fully in Note 17, the Company sponsors an Employee Stock Purchase Plan (ESPP) with a 15% discount, which is not considered compensatory under APB Opinion No. 25.  Under SFAS No. 123, the ESPP is considered compensatory and the entire discount is considered to be compensation expense in the pro forma disclosures below.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net Income, as Reported	$18,917	$18,894	$15,816
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	426	349	345
Pro Forma Net Income	$18,491	$18,545	$15,471
Earnings per Share:
Basic - as Reported	$1.92	$1.90	$1.58
Basic - Pro Forma	1.88	1.86	1.54
Diluted - as Reported	1.88	1.85	1.55
Diluted - Pro Forma	1.83	1.82	1.52

The weighted-average fair value of options granted during 2003, 2002 and 2001 was $6.49, $6.09 and $5.06, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yields of 3.28%, 3.24% and 3.30%; expected volatility of 27.2%, 27.5% and 25.4%; risk free interest rates of 3.76%, 3.13% and 4.50%; and expected lives of 7.0 years for each year.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects of future grants on pro forma net income for future years.

#

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, the Company receives cash from a counterparty in exchange for the transfer of securities to a third party custodian’s account that explicitly recognizes the Company’s interest in the securities.  These agreements are accounted for by the Company as secured financing transactions since it maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 140.  Accordingly, the cash proceeds are recorded as borrowed funds and the underlying securities continue to be carried in the Company’s securities available-for-sale portfolio.

Earnings Per Share (“EPS”) - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s stock options), computed using the treasury stock method.  Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted average number of common shares outstanding for either the basic or diluted EPS calculation.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, the Company has a substantial trust department that contributes net fee income annually.  The value of trust department customer relationships is not considered a financial instrument, and therefore this value has not been incorporated into the fair value estimates.  Other significant assets and liabilities that are not considered financial assets or liabilities include deferred taxes, premises and equipment, the value of low-cost, long-term core deposits and goodwill.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24.  As of December 31, 2003 and 2002, and during 2003, 2002 and 2001, the Company had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Trust Assets and Fiduciary Income - Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these assets are not assets of the Company.  Income from fiduciary activities is reported on the accrual basis.

Segment Reporting - Management evaluates the operations of the Company based solely on one business segment - commercial banking, which constitutes the Company’s only segment for financial reporting purposes.  The Company operates primarily in northern New York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.

#

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management’s Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.  In connection with the determination of the allowance for loan losses, management obtains appraisals for properties.  The allowance for loan losses is management’s best estimate of probable loan losses incurred as of the balance sheet date.  While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Recent Accounting Pronouncements - In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly-owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”).  The deconsolidation, as of December 31, 2003, results in the derecognition of the trust preferred securities and the recognition of junior subordinated debentures of $15,000 in the Company’s consolidated balance sheet.  The assets of the trusts include cash held at the Company’s subsidiary banks, which aggregate approximately $465 at December 31, 2003, offset by an identical amount representing the Company’s investment, which are included in deposits and other assets, respectively.

The FASB issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”.  The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The adoption of this statement did not have a significant impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement requires an issuer to classify three types of freestanding financial instruments as liabilities.  One type is financial instruments issued in the form of shares requiring the issuer to redeem them by transferring its assets.  The second type is financial instruments that embody an obligation to repurchase the issuer’s equity shares by transferring assets.  The third type of financial instrument is one that embodies an unconditional obligation that the issuer must or may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation meets certain criteria.  The statement also requires disclosures about the terms of the instruments and settlement alternatives.  The statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The effective date has been deferred indefinitely for certain types of mandatorily redeemable financial instruments.  The provisions of this statement did not have a material impact on the Company’s consolidated financial statements.

#

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserve at December 31, 2003 and 2002 was approximately $14,174 and $13,085, respectively.

NOTE  3:

SECURITIES (In Thousands)

The fair value of securities, except certain state and municipal securities, is estimated based on published prices or bid quotations received from securities dealers.  The fair value of certain state and municipal securities is not readily available through market sources, so fair value estimates are based on the discounted contractual cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the instrument.  For short-term securities the estimated fair value is the carrying amount.

A summary of the amortized costs and the approximate fair values of securities at December 31, 2003 and 2002 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2003:
U.S. Treasury and Agency Obligations	$ 53,771	$ 53,530	$ 46	$ 287
State and Municipal Obligations	12,655	12,951	296	---
Collateralized Mortgage Obligations	126,989	127,522	954	422
Other Mortgage-Backed Securities	135,734	137,072	2,484	1,145
Corporate and Other Debt Securities	9,191	9,469	278	---
Mutual Funds and Equity Securities	9,238	9,287	49	---
Total Securities Available-for-Sale	$347,578	$349,831	$4,107	$1,854

December 31, 2002:
U.S. Treasury and Agency Obligations	$ 58,538	$ 59,319	$ 781	$ ---
State and Municipal Obligations	17,653	17,984	331	---
Collateralized Mortgage Obligations	96,183	96,460	672	395
Other Mortgage-Backed Securities	128,990	133,872	4,883	1
Corporate and Other Debt Securities	8,984	9,316	332	---
Mutual Funds and Equity Securities	9,729	9,710	4	23
Total Securities Available-for-Sale	$320,077	$326,661	$7,003	$ 419

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2003:
State and Municipal Obligations	$105,776	$110,341	$ 5,068	$ 503

December 31, 2002:
State and Municipal Obligations	$ 74,505	$ 79,476	$ 4,972	$ 1

#

NOTE 3:

SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2003 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 5,019	$ 4,917	$ ---	$ ---
State and Municipal Obligations	3,927	3,961	16,034	16,076
Collateralized Mortgage Obligations	3,109	3,119	---	---
Other Mortgage-Backed Securities	4,550	4,789	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	16,605	16,786	16,034	16,076

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	46,752	46,595	---	---
State and Municipal Obligations	6,755	6,893	45,102	47,987
Collateralized Mortgage Obligations	55,839	56,516	---	---
Other Mortgage-Backed Securities	80,260	82,291	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	189,606	192,295	45,102	47,987

From 5 - 10 Years:
U.S. Treasury and Agency Obligations	2,000	2,018	---	---
State and Municipal Obligations	383	405	44,083	45,699
Collateralized Mortgage Obligations	68,041	67,887	---	---
Other Mortgage-Backed Securities	50,308	49,343	---	---
Corporate and Other Debt Securities	6,195	6,384	---	---
Total	126,927	126,037	44,083	45,699

Over 10 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	1,590	1,692	557	579
Collateralized Mortgage Obligations	---	---	---	---
Other Mortgage-Backed Securities	616	649	---	---
Corporate and Other Debt Securities	2,996	3,085	---	---
Mutual Funds and Equity Securities	9,238	9,287	---	---
Total	14,440	14,713	557	579
Total Securities	$347,578	$349,831	$105,776	$110,341

The fair value of securities pledged to secure repurchase agreements amounted to $39,515 and $34,078 at December 31, 2003 and 2002, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $300,386 and $278,364 at December 31, 2003 and 2002, respectively.  Other mortgage-backed securities at December 31, 2003 and 2002 included $25,614 and $23,846, respectively, of loans securitized by the Company which it continues to service.

#

NOTE 3:

SECURITIES (Continued)

Information on temporarily impaired securities at December 31, 2003, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$ 41,218	$ 287	$ ---	$ ---	$ 41,218	$ 287
Collateralized Mortgage Obligations	43,807	422	---	---	43,807	422
Other Mortgage-Backed Securities	78,100	1,145	---	---	78,100	1,145
Total Securities Available-for-Sale	$163,125	$1,854	$---	$---	$163,125	$1,854

The above table represents 43 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  No security has a current rating that is below investment grade, and all of the securities are rated “AAA.”  The unrealized losses on these temporarily impaired securities are a result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and changes in the level of prepayments for mortgage related securities.

#

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2003 and 2002 consisted of the following:

	2003	2002
Commercial, Financial and Agricultural	$ 82,808	$ 75,659
Real Estate - Commercial	110,499	97,683
Real Estate - Residential	328,673	295,265
Real Estate - Construction	8,670	10,754
Indirect Consumer Loans	311,812	317,706
Other Loans to Individuals	12,716	14,225
Total Loans	$855,178	$811,292

The carrying amount of net loans at December 31, 2003 and 2002 was $843,336 and $800,099, respectively.  The estimated fair value of net loans at December 31, 2003 and 2002 was $867,600 and $824,827, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of the company or affiliates, have various loan, deposit and other transactions with the Company.  Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $8,553 at December 31, 2003 and $8,283 at December 31, 2002.  During 2003, the amount of new loans and renewals extended to such related parties was $38,903 and the total of loan repayments was $38,633.

The Company has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11).  As of December 31, 2003, the amount of such pledged loans amounted to $233,786.

The Company designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2003	2001	2000
Nonaccrual Loans	$1,822	$2,471	$3,200
Loans Past Due 90 or More Days and Still Accruing Interest	685	91	238
Restructured Loans	---	---	---
Total Nonperforming Loans	$2,507	$2,562	$3,438

The Company has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2003	2002	2001
Gross Interest That Would Have Been Earned Under Original Terms	$160	$215	$258
Interest Included in Income	107	110	189

#

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2003	2002	2001
Balance at Beginning of Year	$11,193	$ 9,720	$8,727
Provision for Loan Losses	1,460	2,288	2,289
Recoveries	342	306	345
Charge-Offs	(1,153)	(1,121)	(1,641)
Balance at End of Year	$11,842	$11,193	$9,720

The balance of impaired loans, within the scope of SFAS No. 114, was $0 and $319 at December 31, 2003 and 2002, respectively.  The allowance for loan losses included $0 and $160 allocated to impaired loans at the same respective dates.  The average recorded investment in impaired loans for 2003, 2002 and 2001 was $254, $1,422 and $166, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2003 and 2002 is presented below:

	2003	2002
Land and Bank Premises	$ 17,219	$ 17,037
Equipment, Furniture and Fixtures	12,304	11,040
Leasehold Improvements	353	313
Total Cost	29,876	28,390
Accumulated Depreciation and Amortization	(15,702)	(14,675)
Net Premises and Equipment	$14,174	$13,715

Amounts charged to expense for depreciation and amortization totaled $1,046, $956 and $1,102 in 2003, 2002 and 2001, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

Other real estate owned at December 31, 2003 and 2002 consisted entirely of one-to-four family residential real estate properties.

The following table summarizes changes in the net carrying amount of other real estate owned for the years ended December 31, 2003 and 2002:

	2003	2002
Balance at Beginning of Year	$ 51	$294
Properties Acquired Through Foreclosure	10	114
Writedown of Properties Previously Foreclosed	---	---
Sales	(61)	(357)
Balance at End of Year	$---	$ 51

The allowance for other real estate owned losses and changes in such allowance were not significant at December 31, 2003 or 2002, or during 2003, 2002 and 2001.  Repossessed assets totaled $180 and $143 at December 31, 2003 and 2002, respectively, and consisted solely of automobiles repossessed in satisfaction of loans.

#

NOTE 8:

GOODWILL AND OTHER INTANGIBLE ASSETS (In Thousands, Except Per Share Amounts)

The following table reconciles reported net income to adjusted net income, as if the provisions of SFAS No. 142 and 147 for non-amortization of goodwill had been in effect during the year ended December 31, 2001.  The goodwill is tax deductible and is shown net of tax in the table below:

2001
Reported Net Income	$15,816
Add Back: Goodwill Amortization, Net of Tax	540
Adjusted Net Income	$16,356

Basic Earnings Per Share:
Reported Basic Earnings Per Share	$1.58
Add Back: Goodwill Amortization, Net of Tax	.06
Adjusted Basic Earnings Per Share	$1.64

Diluted Earnings Per Share:
Reported Diluted Earnings Per Share	$1.55
Add Back: Goodwill Amortization, Net of Tax	.06
Adjusted Diluted Earnings Per Share	$1.61

The following table presents information on the Company’s intangible assets (other than goodwill) as of December 31, 2003 and 2002:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Pension Intangible Asset[3]	Total
Gross Carrying Amount, December 31, 2003	$ 560	$118	---	$ 678
Accumulated Amortization	(501)	(11)	---	(512)
Net Carrying Amount, December 31, 2003	$ 59	$107	---	$ 166

Gross Carrying Amount, December 31, 2002	$ 560	---	$322	$ 882
Accumulated Amortization	(464)	---	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	---	$322	$ 418

Amortization Expense:
2003	$37	$11	$ ---	$48
2002	37	---	---	$37
2001	37	---	---	$37
Estimated Annual Amortization Expense:[1,2]
2004	37	20	---	57
2005	22	20	---	42
2006	---	20	---	20
2007	---	20	---	20
2008	---	20	---	20
Later Years	---	7	---	7

1 Amortization of Depositor Intangibles is reported in the income statement as a component of other operating expense.

2 Amortization of Mortgage Servicing Rights is reported in the income statement as a reduction of servicing fee income.

3 Changes in the Pension Intangible Asset are offset to a corresponding liability account, and are not a component of periodic income or expense.

During 2003, there were no branch or other acquisitions and no impairment losses were recognized with respect to the Company’s existing goodwill or intangible assets.

#

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2003:

	Time Deposits of $100,000 or More	Other Time Deposits
2004	$ 52,844	$120,330
2005	3,904	24,975
2006	1,916	13,269
2007	5,638	14,232
2008	1,214	6,124
2009 and Beyond	339	3,710
Total	$ 65,585	$182,640

The carrying value of time deposits at December 31, 2003 and 2002 was $248,225 and $258,818 respectively. The estimated fair value of time deposits at December 31, 2003 and 2002 was $251,153 and $264,169, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLB yield curve, which is considered representative of the Company’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2003	2002	2001
Balance at December 31	$39,515	$44,078	$32,310
Maximum Month-End Balance	52,988	44,369	41,791
Average Balance During the Year	43,501	36,379	31,204
Average Rate During the Year	0.82%	1.42%	3.31%
Rate at December 31	0.50%	1.23%	1.51%

Other Short-Term Borrowings:
Balance at December 31	$1,421	$4,420	$5,335
Maximum Month-End Balance	3,234	5,336	5,347
Average Balance During the Year	770	3,089	3,507
Average Rate During the Year	0.86%	1.49%	3.54%
Rate at December 31	0.73%	0.99%	1.40%

Average Aggregate Short-Term Borrowing Rate During the Year	0.82%	1.44%	3.34%

Securities sold under agreements to repurchase generally mature within ninety days.  The Company maintains effective control over the securities underlying the agreements.  Federal funds purchased represent overnight transactions.

Other short-term borrowings primarily include demand notes issued to the U.S. Treasury.   In addition, the Company has in place borrowing facilities from correspondent banks, the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.

#

NOTE 11:

FHLB ADVANCES (Dollars in Thousands)

The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $58,398.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock.  Participation in the FHLB program requires an investment in FHLB stock.  The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $7,500 and $8,025 at December 31, 2003 and 2002, respectively.  The Company also borrows longer-term funds from the FHLB.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, the Company may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLB stock held by the Company.  The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2003 and 2002 amounted to $233,786 and $181,214, respectively.  The table below presents information applicable to FHLB advances as of December 31, 2003 and 2002:

2003 Amount	2002 Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$5,000	$5,000	5.85%	February 22, 2001	Quarterly	November 22, 2005
5,000	5,000	5.43%	March 11, 2001	Quarterly	March 11, 2008
5,000	5,000	5.90%	May 22, 2001	Quarterly	November 22, 2005
---	10,000	4.59%	October 20, 2001	Quarterly	October 20, 2003
20,000	20,000	5.93%	November 2, 2001	Quarterly	November 2, 2005
---	10,000	4.98%	November 19, 2001	Quarterly	November 19, 2003
5,000	5,000	5.98%	November 22, 2001	Quarterly	November 22, 2005
---	10,000	5.13%			February 3, 2003
10,000	10,000	4.80%	March 1, 2003	One Time	March 1, 2006
---	5,000	4.55%			June 16, 2003
10,000	10,000	5.12%	February 14, 2004	One Time	February 14, 2011
10,000	10,000	5.18%	February 23, 2004	One Time	February 23, 2011
2,500	2,500	4.97%			June 15, 2004
7,500	7,500	5.00%			August 1, 2004
10,000	10,000	4.01%	June 3, 2005	One Time	June 4, 2012
10,000	10,000	3.02%	August 22, 2005	One Time	August 7, 2007
10,000	10,000	4.44%	June 3, 2006	One Time	June 4, 2012
10,000	---	1.28%	March 6, 2004	One Time	March 6, 2005
10,000	---	1.91%			April 28, 2005
10,000	---	2.89%			November 17, 2006
10,000	---	2.26%			November 17, 2005
$150,000	$145,000

The estimated fair value of FHLB advances was $156,504 and $152,627 at December 31, 2003 and 2002, respectively.  The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.  The table below presents the amounts of FHLB advances maturing in the next five years and beyond:

Final Maturity	Amount
2004	$ 10,000
2005	65,000
2006	20,000
2007	10,000
2008	5,000
Beyond	40,000
Total FHLB Advances	$150,000

#

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

At December 31, 2003, there were outstanding two classes of instruments issued by two subsidiary business trusts of the Company, having an aggregate amount of $15,000.

The first of the two business trusts, Arrow Capital Trust I ("ACT I"), was established by the Company under Delaware law on November 22, 1999, upon the filing of a certificate of trust with the Delaware Secretary of State.  Thereafter, in December 1999, ACT I issued and sold 30-year guaranteed preferred beneficial interests in the trust's assets ("ACT I trust preferred securities") in the aggregate amount of $5,000 at a fixed rate of 9.50%.  ACT I used the proceeds from the sale of the ACT I capital securities to acquire an identical amount ($5,000) of junior subordinated debentures issued by the Company bearing an identical interest rate (9.50%).

The second of the two business trusts, Arrow Capital Statutory Trust II ("ACST II"), was established by the Company under Delaware law on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  Thereafter, in July 2003, ACST II issued and sold 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000, at a fixed rate of 6.53% until September 30, 2008, and after that date at a variable rate set at the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its capital securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by the Company bearing an identical rate of interest to that borne by the ACST II trust preferred securities.

The primary assets of ACT I and ACST II are the Company's junior subordinated debentures and the sole revenues of the trusts are payments received by them from the Company with respect to the junior subordinated debentures.  The capital securities of ACT I and ACST II are non-voting.  All common voting securities of ACT I and ACST II are owned by the Company.  The Company used the net proceeds from the sale of the ACT I capital securities and the ACST II capital securities for general corporate purposes.  The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

The Company's primary source of funds to pay interest on the debentures held by ACT I and ACST II are current dividends received by the Company from its subsidiary banks.  Accordingly, the Company's ability to make payments on the debentures, and the ability of ACT I and ACST II to make payments on their capital securities, are dependent upon the continuing ability of the Company's subsidiary banks to pay dividends to the Company.  Since the ACT I and ACST II junior subordinated obligations and trust preferred securities at December 31, 2003 and 2002, respectively are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income.

The estimated fair value was $16,796 and $6,127 at December 31, 2003 and 2002, respectively.  The fair value of these instruments is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using the current published yield on seasoned BAA corporate debt securities.

As of December 31, 2003, the Company deconsolidated these subsidiary trusts, which had issued trust preferred securities, and replaced the presentation of such instruments with the Company’s junior subordinated debentures issued to the subsidiary trusts.  Such presentation reflects the adoption of FASB Interpretation No. 46 (FIN 46R) issued in December 2003.

#

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE INCOME (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of December 31:

	2003	2002
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (270)	$ (706)
Net Unrealized Securities Holding Gains	1,354	3,959
Total Accumulated Other Comprehensive Income	$ 1,084	$ 3,253

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three-year period ended December 31, 2003.  All share and per share amounts have been adjusted for the 2003 five for four stock split (effected in the form of a stock dividend).

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2003:
Basic EPS	$18,917	9,852	$1.92
Dilutive Effect of Stock Options	---	227
Diluted EPS	$18,917	10,079	$1.88
For the Year Ended December 31, 2002:
Basic EPS	$18,894	9,968	$1.90
Dilutive Effect of Stock Options	---	227
Diluted EPS	$18,894	10,195	$1.85
For the Year Ended December 31, 2001:
Basic EPS	$15,816	10,017	$1.58
Dilutive Effect of Stock Options	---	174
Diluted EPS	$15,816	10,191	$1.55

During a portion of 2003, options to purchase 135 shares of common stock at an average price of $27.46 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  During a portion of 2002, options to purchase 73 shares of common stock at an average price of $27.14 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  During a portion of 2001, options to purchase 65 shares of common stock at an average price of $21.63 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.

#

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, the Company and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by the Company has been from dividends declared and paid to the Company by its bank subsidiaries.  As of December 31, 2003, the maximum amount that could have been paid by subsidiary banks to the Company, without prior regulatory approval, was approximately $25,165.

Under current Federal Reserve regulations, the Company is prohibited from borrowing from the subsidiary banks unless such borrowings are secured by specific obligations.  Additionally, the maximum of any such borrowing is limited to 10% of an affiliate’s capital and surplus.

The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on an institution’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003 and 2002, that the Company and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the Company and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed the Company’s or its subsidiary banks’ categories.

The Company’s (“Arrow”) and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2003 and 2002:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Arrow	$121,606	14.2%	$68,510	8.0%	$85,638	10.0%
Glens Falls National	98,977	13.8%	56,965	8.0%	71,206	10.0%
Saratoga National	19,267	13.4%	11,503	8.0%	14,378	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	110,887	13.0%	34,119	4.0%	51,179	6.0%
Glens Falls National	90,031	12.6%	28,581	4.0%	42,872	6.0%
Saratoga National	15,067	10.5%	5,740	4.0%	8,610	6.0%
Tier I Capital (to Average Assets):
Arrow	110,887	8.1%	54,759	4 0%	54,759	4.0%
Glens Falls National	90,031	7.5%	48,017	4.0%	60,021	5.0%
Saratoga National	15,067	8.5%	7,090	4.0%	8,863	5.0%

#

NOTE 15:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk Weighted Assets):
Arrow	$103,217	12.8%	$64,511	8.0%	$80,638	10.0%
Glens Falls National	90,204	13.4%	53,853	8.0%	67,316	10.0%
Saratoga National	17,656	12.8%	11,035	8.0%	13,794	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	93,125	11.6%	32,112	4.0%	48,168	6.0%
Glens Falls National	81,796	12.2%	26,818	4.0%	40,228	6.0%
Saratoga National	12,925	9.3%	5,559	4.0%	8,339	6.0%
Tier I Capital (to Average Assets):
Arrow	93,125	7.3%	51,027	4 0%	51,027	4.0%
Glens Falls National	81,796	7.3%	44,820	4.0%	56,025	5.0%
Saratoga National	12,925	8.3%	6,229	4.0%	7,786	5.0%

Currently, banking regulators allow Trust Preferred Securities as a component of Tier 1 capital, but that position is being evaluated due to FIN 46.  The Company cannot predict whether Trust Preferred Securities will continue to be allowed as a component of Tier 1 capital in future periods.

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

The Company sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  The Company maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate.  The service credits under the cash balance plan are equal to 6.0% for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  The Company also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of the Company and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

The Company has multiple non-pension postretirement benefit plans.  The health care, dental and life insurance plans are contributory, with participants’ contributions adjusted annually.  The health care plan provides for automatic increases of Company contributions each year based on the increase in inflation, up to a maximum of 5%.  The Company’s policy is to fund the cost of postretirement benefits in amounts determined at the discretion of management.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States.  The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit.  In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company has elected to defer recognition of the effects of the Act in any measures of the benefit obligation or cost.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.  Currently, the Company does not believe it will need to amend its plan to benefit from the Act.  The measurement date used to determine pension and other postretirement benefit measures for the pension plans and the postretirement benefit plan is December 31.

#

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans’ assets during the years ended December 31, 2003 and 2002, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Change in Benefit Obligation:
Benefit Obligation at January 1	$21,268	$20,942	$5,896	$5,030
Service Cost	738	1,044	153	143
Interest Cost	1,344	1,465	384	367
Plan Participants’ Contributions	---	---	167	137
Amendments	(77)	(2,570)	---	(243)
Actuarial Loss	1,951	1,517	574	959
Benefits Paid	(1,597)	(1,130)	(529)	(497)
Benefit Obligation at December 31[1]	$23,627	$21,268	$6,645	$5,896

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$16,552	$16,301	$ ---	$ ---
Actual Return (Loss) on Plan Assets	3,359	(1,353)	---	---
Employer Contributions	5,496	2,734	362	360
Plan Participants’ Contributions	---	---	167	137
Benefits Paid	(1,597)	(1,130)	(529)	(497)
Fair Value of Plan Assets at December 31	$23,810	$16,552	$ ---	$ ---

Funded Status	$ 183	$(4,716)	$(6,645)	$(5,896)
Unrecognized Transition Obligation	---	---	262	301
Unrecognized Prior Service Benefit	(1,689)	(1,730)	(373)	(442)
Unrecognized Net Loss	7,177	7,318	2,532	2,133
Net Amount Recognized	$ 5,671	$ 872	$(4,224)	$(3,904)
[1] Represents the projected benefit obligation for pension benefits and the accumulated benefit obligations for postretirement benefits.

As a result of those employees who elected to convert to the cash balance plan from the qualified defined benefit pension plan (as described above), there was a reduction of $2,570 in the projected benefit obligation during 2002.  A portion of this prior service credit was used to offset the outstanding balances of previously established prior service costs, which were attributable to a similar participant group (i.e. active participants) totaling $178.  The remaining net prior service credit attributable to the conversion will be amortized over the average expected future service period of all active participants who were affected by the amendment to the plan (approximately 15.6 years).

At December 31, 2003 and 2002, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for the Company’s qualified defined benefit pension plan totaled $19,778 and $16,213, respectively, which compared with total plan assets of $23,810 and $16,552, respectively.  At December 31, 2003 and 2002, the accumulated benefit obligation for the Company’s non-qualified defined benefit pension plan was $2,555 and $3,697, respectively, which compared with total plan assets of $0 at December 31, 2003 and 2002.

#

NOTE 16:

RETIREMENT PLANS (Continued)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits Qualified Plan		Pension Benefits Non-Qualified Plan		Postretirement Benefits
	2003	2002	2003	2002	2003	2002
Prepaid Benefit Cost	$7,776	$3,072	$ ---	$ ---	$ ---	$ ---
Accrued Benefit Cost	---	---	(2,554)	(3,697)	(4,224)	(3,904)
Intangible Assets	---	---	---	322	---	---
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-Tax Charge)	---	---	449	1,175	---	---
Net Amount Recognized	$ 7,776	$ 3,072	$(2,105)	$(2,200)	$(4,224)	$(3,904)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service Cost	$738	$1,044	$ 687	$153	$143	$111
Interest Cost	1,344	1,465	1,347	384	367	318
Expected Return on Plan Assets	(1,623)	(1,434)	(1,501)	---	---	---
Amortization of Prior Service Cost (Credit)	(118)	109	102	(69)	(69)	(53)
Amortization of Transition (Asset) Obligation	---	(47)	(80)	40	39	40
Amortization of Net Loss	356	109	18	175	130	53
Net Periodic Benefit Cost	$ 697	$1,246	$ 573	$683	$610	$469

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

#

NOTE 16:

RETIREMENT PLANS (Continued)

Additional Information:	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Decrease (Increase) in Minimum Liability Included In Other Comprehensive Income or Loss	$726	$(1,027)	$(50)	---	---	---
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	6.00%	6.50%	7.00%
Rate of Compensation Increase	3.50%	3.50%	4.00%
Interest Rate Credit for Determining Projected Cash Balance Account	5.25%	5.00%	---	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.25%	5.00%	---	---	---	---
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	6.50%	7.00%	7.25%	6.00%	6.50%	7.00%
Expected Long-Term Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	4.00%	4.00%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	5.00%	---	---	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.00%	---	---	---	---	---

The Company’s overall expected long-term rate of return on assets is 9.00%.  The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based principally on the Company’s ten-year time-weighted historical returns of 10.6%, with an adjustment for expected returns.

Assumed Health Care Cost Trend Rates at December 31
	Health Care		Drug Benefits		Dental Care
	2003	2002	2003	2002	2003	2002
Health Care Cost Trend Rate Assumed for Next Year	8.50%	9.00%	12.00%	13.00%	6.25%	6.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.50%	5.50%
Year that the Rate Reaches the Ultimate Trend Rate	2010	2010	2010	2010	2005	2005

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2003	$ 11	$(43)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2003	161	(402)

#

NOTE 16:

RETIREMENT PLANS (Continued)

The Company’s pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

	Plan Assets At December 31,
	2003	2002
Asset Category:
Cash	1.1%	4.5%
Mortgages	1.0	3.2
Debt Securities	1.1	1.6
Company Stock	5.0	8.6
Mutual Funds – Equity	70.9	56.8
Mutual Funds – Fixed Income	20.9	25.3
Total	100.0%	100.0%

At December 31, 2003 and 2002, plan assets included shares of mutual funds advised by the Company’s subsidiary, North Country Investment Advisers, Inc., with a market value of $17,626 and $13,577, respectively. At December 31, 2003 and 2002, plan assets also included 43 and 47 shares, respectively, of Arrow Financial Corporation common stock with a market value of $1,185 and $1,437, respectively.  During the respective years, the plan received $55 and $58 from cash dividends on the Company’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow Financial Corp. common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

Pension Plan Investment Policies and Strategies:

 Return Requirements:

The portfolio should achieve an inflation-protected rate of return at least equal to the actuarial assumption of 9%.

Risk Tolerance:

The Plan has the flexibility to accept an average to above-average degree of risk.  Key factors to consider in reaching conclusions regarding risk tolerance are: (i) the pension plan must meet ERISA prudence requirements, which apply to the entire portfolio, not just its individual component securities, (ii) the Plan’s two key actuarial assumptions with regard to expected long-term return on plan assets and salary progression are 9% and 3.5% respectively.  The expected long-term return on plan assets is reasonable relative to historic results over the last ten years of 10%.  The salary progression rate is in line with past results,(iii) the plan is valued annually, (iv) the Company’s average employee age is reasonably low (43.2), and the time horizon is long, and (v) the Plan’s operating results have been relatively strong and consistent.

Asset Allocation:

The Plan’s limited liquidity requirements permit a low level of short-term reserves, which in any event do not meet the plan’s 9% return requirement.  All of the constraints suggest that moderate emphasis on common stocks is appropriate.  With historically low interest rates, a lower weighting in bonds is appropriate.  A separate asset allocation policy is reviewed by the Board on a regular basis and documented.

Investment Strategy:

The equity portion of the plan will be invested in a diversified portfolio of equity securities of companies with small, mid, and large capitalizations.  Both domestic and international equities will be allowed.  While the plan is allowed to invest in the common stock of Arrow Financial up to 10% or the fair market value of plan assets at purchase, the plan assets will not be concentrated in any particular industry.  Both growth and value styles will be employed to increase the diversification and offer varying opportunities for appreciation.

#

NOTE 16:

RETIREMENT PLANS (Continued)

The fixed income portion of the plan will be invested in U.S. dollar denominated investment grade bonds or debt securities.  Portfolio securities shall be rated within the top four ratings categories by nationally recognized ratings agencies such as Moody’s and Standard & Poor’s.  The bond portfolio will maintain a dollar-weighted average quality of “A” or better and an average dollar-weighted maturity between 1 and 10 years.  The bond portion will be invested without regard to industry or sector based on analysis of each target security’s structural and repayment features, current pricing and trading opportunities as well as credit quality of the issuer.  Bonds with ratings that fall below the portfolio’s rating requirements will be sold only when it is in the best interests of the plan.

Cash Flows

Based on the funded status at December 31, 2003, the Company does not expect to make a contribution to the qualified defined benefit pension plan during 2004.  The Company makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  That amount is estimated to be $375 for 2004.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

The Company maintains an employee stock ownership plan (ESOP).  Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $105 and $464 in 2001 and 2000, respectively, from one of the Company’s subsidiary banks to purchase outstanding shares of the Company’s common stock.  The notes require the Company to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. The Company’s ESOP expense amounted to $450, $700 and $756 in 2003, 2002 and 2001, respectively.  In 2003, 2002 and 2001 the Company made contributions to the ESOP in excess of the debt service requirements.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, the Company reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2003 were as follows:

Allocated Shares	713
Shares Released for Allocation During 2003	4
Unallocated Shares	118
Total ESOP Shares	835

Market Value of Unallocated Shares	$3,275

Under the employee stock purchase plan (ESPP), employees may purchase shares of the Company’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 15% discount).  Under the ESPP, shares are issued by the Company without a charge to earnings in accordance with APB Opinion No. 25.  Substantially all employees of the Company and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

The Company also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $525, $630 and $621 for 2003, 2002 and 2001, respectively.

#

NOTE 18:

STOCK OPTION PLANS (In Thousands, Except Share and Per Share Amounts)

The Company has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2003, approximately 269,200 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

A summary of the status of the Company’s stock option plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended is presented below (all share and per share data has been adjusted for the 2003 five for four stock split and the 2002 five percent stock dividend):

	2003		2002		2001
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	620,771	$15.32	652,645	$13.38	645,336	$11.73
Granted	62,600	27.84	72,813	27.14	80,981	21.63
Exercised	(51,982)	12.37	(99,600)	11.15	(72,361)	7.90
Forfeited	(134)	21.56	(5,087)	16.73	(1,311)	14.29
Outstanding at December 31	631,255	16.80	620,771	15.32	652,645	13.38
Exercisable at December 31	456,705	13.79	432,908	12.66	455,778	11.71

The following table summarizes information about the Company’s stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price
$6.00-$9.00	127,702	1.1	$ 7.49	127,426	$ 7.49
$9.01-$13.50	111,586	5.2	12.85	93,308	12.72
$13.51-$16.00	114,490	5.4	14.91	114,490	14.91
$16.01-$18.00	64,246	4.0	17.26	64,246	17.26
$18.01-$20.00	---	---	---	---	---
$20.01-$22.00	77,818	8.0	21.63	38,351	21.63
$20.01-$26.00	---	---	---	---	---
$26.01-$28.00	135,413	9.4	27.46	18,884	27.13
	631,255	5.5	16.80	456,705	13.79

NOTE  19:

SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of the Company adopted a shareholder rights plan.  The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of the Company.  Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $37.68 (adjusted for stock dividends and stock splits) per unit, subject to adjustment.  The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of the Company’s common stock.  Rights held by such an acquiring person or persons may thereafter become void.  Under certain circumstances a right may become a right to purchase common stock or assets of the Company or common stock of an acquiring corporation at a substantial discount.  Under certain circumstances, the Company may redeem the rights at $.01 per right.  The rights will expire in April 2007 unless earlier redeemed or exchanged by the Company.

#

NOTE 20:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2003	2002	2001
Advertising and Promotion	$ 672	$ 627	$ 746
Stationery and Printing	933	888	898
Telephone and Communications	750	700	593
Postage	1,097	1,027	1,037
Legal and Other Professional Fees	1,229	1,308	1,138
Charitable Contributions	160	124	136
Other Real Estate Owned Losses and Expenses, Net	---	29	78
FDIC and Other Insurance	344	303	300
Goodwill Amortization (see Notes 1 and 8)	---	---	907
Depositor Intangible Amortization (see Notes 1 and 8)	37	37	37
All Other	2,998	2,726	2,731
Total Other Operating Expense	$8,220	$7,769	$8,601

NOTE 21:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2003	2002	2001
Federal	$5,940	$7,526	$6,779
State	435	719	724
Total Current Tax Expense	6,375	8,245	7,503
Deferred Tax Expense (Benefit)
Federal	1,817	398	(352)
State	414	130	(96)
Total Deferred Tax Expense (Benefit)	2,231	528	(448)
Total Provision for Income Taxes	$8,606	$8,773	$7,055

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2003, 2002 and 2001 to pre-tax income as a result of the following:

	2003	2002	2001
Computed Tax Expense at Statutory Rate	$9,633	$9,684	$8,005
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,685)	(1,530)	(1,418)
Nondeductible Interest Expense	130	140	168
State Taxes, Net of Federal Income Tax Benefit	552	552	408
Other Items, Net	(24)	(73)	(108)
Total Provision for Income Taxes	$8,606	$8,773	$7,055

#

NOTE 21:

INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

Deferred Tax Assets:	2003	2002
Allowance for Loan Losses	$4,916	$4,641
Pension and Deferred Compensation Plans	3,009	2,887
Minimum Pension Liability	179	468
Other	470	350
Total Gross Deferred Tax Assets	8,574	8,346

Deferred Tax Liabilities:
Pension Plans	3,305	1,306
Depreciation	796	553
Deferred Income	2,123	1,826
Net Unrealized Gains on Securities Available-for-Sale	899	2,656
Goodwill	752	401
Other	129	213
Total Gross Deferred Tax Liabilities	8,004	6,955
Net Deferred Tax Assets	$ 570	$1,391

Management believes that the realization of the recognized net deferred tax assets at December 31, 2003 and 2002 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2003 and 2002.

NOTE 22:

LEASE COMMITMENTS (In Thousands)

At December 31, 2003, the Company was obligated under a number of noncancellable operating leases for land, buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2003 were as follows:

Operating Leases
2004	$ 154
2005	155
2006	155
2007	161
2008	161
Later Years	1,629
Total Minimum Lease Payments	$2,415

#

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(In Thousands)

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit include home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of the involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Commitments to extend credit were $137,714 and $128,611 at December 31, 2003 and 2002, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

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

The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,890 and $2,062 at December 31, 2003 and 2002, respectively, and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of the Company's standby letters of credit at December 31, 2003 and 2002 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

#

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

In the normal course of business, the Company and its subsidiary banks become involved in a variety of routine legal.  At present, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, would result in a material loss to the Company.

NOTE 24:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of the Company’s financial instruments not carried at fair value or an amount approximating fair value:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$105,776	$110,341	$ 74,505	$ 79,476
Net Loans (Note 4)	843,336	867,600	800,099	824,827
Time Deposits (Note 9)	248,225	251,153	258,818	264,169
FHLB Advances (Note 11)	150,000	156,504	145,000	152,627
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures (Note 12)	---	---	5,000	6,127
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	15,000	16,796	---	---

#

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2003	2002
Interest-Bearing Deposits with Subsidiary Banks	$ 6,635	$ 1,077
Securities Available-for-Sale	391	297
Investment in Subsidiaries at Equity	115,203	108,283
Other Assets	4,937	3,906
Total Assets	$127,166	$113,563

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 15,000	$ ---
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	---	5,000
Other Liabilities	6,301	7,161
Total Liabilities	21,301	12,161
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	105,865	101,402
Total Liabilities and Shareholders’ Equity	$127,166	$113,563

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2003	2002	2001
Dividends from Bank Subsidiaries	$ 9,726	$12,641	$ 7,438
Interest and Dividends on Securities Available-for-Sale	7	8	23
Other Income (Including Management Fees)	753	660	602
Net (Losses) Gains on the Sale of Securities Available-for-Sale	13	(41)	73
Total Income	10,499	13,268	8,136

Expense:
Interest Expense	842	564	648
Salaries and Benefits	199	584	427
Occupancy and Equipment	1	2	2
Other Expense	669	443	324
Total Expense	1,711	1,593	1,401
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	8,788	11,675	6,735
Income Tax Benefit	410	450	420
Income Before Equity in Undistributed
Net Income of Subsidiaries	9,198	12,125	7,155
Equity in Undistributed Net Income of Subsidiaries	9,719	6,769	8,661
Net Income	$18,917	$18,894	$15,816

#

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2003	2002	2001
Operating Activities:
Net Income	$18,917	$18,894	$15,816
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(9,719)	(6,769)	(8,661)
Net Losses (Gains) on the Sale of Securities Available-for-Sale	(13)	41	(73)
Tax Benefit for Disposition of Stock Options	109	237	37
Shares Issued Under the Directors’ Stock Plan	57	33	36
Changes in Other Assets and Other Liabilities	(1,237)	(444)	(419)
Net Cash Provided by Operating Activities	8,114	11,992	6,736
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	331	203	240
Purchases of Securities Available-for-Sale	(346)	(231)	(215)
Net Cash (Used in) Provided by Investing Activities	(15)	(28)	25
Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees’ Stock Purchase Plan	1,241	1,619	1,077
Proceeds from Issuance of Trust Preferred Securities	10,000	---	---
Purchase of Treasury Stock	(5,557)	(5,221)	(1,867)
Cash Dividends Paid	(8,225)	(7,536)	(6,619)
Net Cash Used in Financing Activities	(2,541)	(11,138)	(7,409)
Net Increase (Decrease) in Cash and Cash Equivalents	5,558	826	(648)
Cash and Cash Equivalents at Beginning of the Year	1,077	251	899
Cash and Cash Equivalents at End of the Year	$ 6,635	$ 1,077	$ 251

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$ 842	$ 564	$ 648
Impact of Deconsolidation of Subsidiary Trusts upon Adoption of FIN 46R as Described in Note 1:
Increase in Junior Subordinated Obligations	15,000	---	---
Decrease in Trust Preferred Securities	(15,000)	---	---
Increase in Other Assets Representing Investment in Unconsolidated Trusts	(465)	---	---

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

#

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2003 and 2002 is unaudited, but, in the opinion of management, fairly presents the results of the Company.  Earnings per share amounts have been adjusted for the 2003 five-for-four stock split.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$18,095	$17,711	$17,164	$17,761
Net Interest Income	12,469	12,199	11,948	12,505
Provision for Loan Losses	405	405	405	245
Net Securities Gains	368	141	245	1
Income Before Provision for Income Taxes	7,080	6,987	6,550	6,906
Net Income	4,806	4,755	4,569	4,787

Basic Earnings Per Common Share	.49	.48	.46	.49
Diluted Earnings Per Common Share	.48	.47	.45	.48

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$18,422	$18,878	$18,922	$18,923
Net Interest Income	12,271	12,507	12,607	12,654
Provision for Loan Losses	615	615	615	443
Net Securities Gains (Losses)	20	153	---	(73)
Income Before Provision for Income Taxes	6,533	7,032	7,072	7,030
Net Income	4,467	4,777	4,874	4,776

Basic Earnings Per Common Share	.45	.48	.49	.48
Diluted Earnings Per Common Share	.43	.47	.48	.47

#

Item 9:  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A:  Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-16(e) under the Exchange Act) as of December 31, 2003.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and Chief Financial Officer.

#

PART III

Item 10:  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Nominees For Director and Directors Continuing in Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2004 (the “2004 Proxy Statement”), which sections are incorporated herein by reference.  Certain required information regarding the Company’s Executive Officers is contained in Part I, Item 1.G., of this  Report, “Executive Officers of the Registrant.”

Item 11:  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Stock Options Plans,” “Pension Plan,” “Compensation of Directors,” “Employment Contracts” and “Compensation Committee Interlocks and Insider Participation” of the 2004 Proxy Statement, which sections are incorporated herein by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of the Company” and ”Nominees for Director and Directors Continuing in Office” of the 2004 Proxy Statement, which sections are incorporated herein by reference.

The following table sets forth certain information regarding the Company's equity compensation plans as of December 31, 2003.  These equity compensation plans were the 1993 Long Term Incentive Plan ("1993 Stock Plan"), the 1998 Long Term Incentive Plan ("1998 Stock Plan"), the Employee Stock Purchase Plan ("ESPP") and the Directors' Stock Plan ("Directors' Plan").  The 1993 Stock Plan and the 1998 Stock Plan were approved by the Company's shareholders, the ESPP and the Directors' Plan were not.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	(1) 615,255	$16.80	(2) 269,200
Equity Compensation Plans Not Approved by Security Holders	0	0	(3) 600,468
Total	615,255	$16.80	869,678

(1) Represents 273,466 shares of common stock issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 357,789 shares of common stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Includes 269,200 shares of common stock available at such date for future grants of awards under the 1998 Stock Plan and 0 shares of common stock available at such date for future grants of awards under the 1993 Stock Plan (awards of common stock under these plans may take the form of stock options or shares of restricted stock).

(3) Includes 19,018 shares of common stock available for future issuance under the Directors’ Plan and 581,450 shares of common stock available for future issuance under the ESPP.

#

Description of Non-Shareholder Approved Plans.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999, and amended in 2003 to authorize additional shares.  It provides for the issuance of shares of the Company's common stock to directors of the Company and its subsidiary banks.  The shares constitute part of their compensation for service as directors.  Each year, the dollar value of shares to be granted to each eligible director is fixed in advance by vote of the full Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2003, is 29,086 shares.

Employee Stock Purchase Plan.  The Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  It provides for purchase by directors, advisers, officers, employees and certain retirees of shares of the Company's common stock from the Company at a discount from the market value of the stock on date of purchase.  Participants purchase shares through automatic withholding by the Company from their paychecks or, in the case of directors or retirees, automatic deduction from bank deposit accounts.  The current discount on shares acquired under the Plan is 15%, with the discount level to be set from time to time by the full Board.  The maximum and minimum participation levels are $2,000 and $5, respectively, per participant per month.  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at market price.  The total number of shares authorized to be sold under the Plan, as adjusted through December 31, 2003, is 689,063 shares.

Item 13:  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Transactions With Directors, Officers and Associates”  of the 2004 Proxy Statement, which section is incorporated herein by reference.

Item 14:  Principal Accountant Fees and Services

The information required by this item is set forth under the caption “Independent Auditors’ Fees” of the 2004 Proxy Statement, which section is incorporated herein by reference.

#

PART IV

Item 15:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)

List of Documents filed as part of this report:

1.

Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.

Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

#

3.

Exhibits:

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3.(a).
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 3.(ii).
4.1

Shareholder Protection Rights Agreement dated as of May 1, 1997, between Arrow Financial Corporation and Glens Falls National Bank and Trust Company, as Rights Agent, incorporated herein by reference from the Registrant’s Statement on Form 8-A, dated May 16, 1997, Exhibit 4.

4.2

Amended and Restated Declaration of the Trust for Arrow Capital Trust I, dated December 13, 1999, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 1, 1999, Exhibit 10.20.

4.3

Amended and Restated Declaration of the Trust for Arrow Capital Trust I, dated December 13, 1999, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 1, 1999, Exhibit 10.20.

4.4	Prospectus for Arrow Capital Trust I issuance of Capital Trust Securities herein by reference to Registrant’s 1933 Act Registration Statement on Form S-4 (file number 333-34980; filed May 1, 2000).
4.5

Amended and Restated Declaration of the Trust by and among U.S. Bank National Association, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of July 23, 2003, relating to Arrow Capital Statutory Trust II, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.1.

4.6

Indenture between Arrow Financial Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.2.

4.7

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.3.

4.8

Guarantee Agreement by and between Arrow Financial Corporation and U.S. Bank National Association, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.4.

10.1	Short-term Incentive Award Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-2 (file number 33-10109; filed December 16, 1986). *
10.2

Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10(m). *

10.3

1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993). *

10.4

1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.5	Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(n).*
10.6	Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(o).*
10.7	Directors Stock Plan of the Registrant, as amended, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8 (file number 333-110445, filed November 13, 2003).*

#

3.

Exhibits (continued)

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
10.8	2000 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (File number 333-47912; filed on October 11, 2000).*
10.9

Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15.*

10.10

Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.16.*

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.11	Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time.*
10.12	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2004. *
10.13	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2004. *
14	Financial Code of Ethics
21	Subsidiaries of the Company
23	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

(b)

Current Reports on Form 8-K furnished during the fourth quarter of 2003:

Current Report on Form 8-K dated October 21, 2003, which included information regarding the Company’s operating results for the third quarter ended September 30, 2003, furnished pursuant to Item 12.

#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 10, 2004	By /s/ Thomas L. Hoy Thomas L. Hoy President and Chief Executive Officer
Date: March 10, 2004	By: /s/ John J. Murphy John J. Murphy Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 10, 2004 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt Jan-Eric O. Bergstedt Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ Michael F. Massiano Michael F. Massiano Director & Chairman
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director
/s/ Thomas L. Hoy Thomas L. Hoy Director and President

#

 EXHIBITS INDEX

Exhibit Number	Exhibit
10.11	Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time.*
10.12	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2004. *
10.13	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2004. *
14	Code of Ethics
21	Subsidiaries of the Company
23	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

#