Form 10-Q
period 2004-03-31
ARROW FINANCIAL CORP
filed 2004-05-07
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2004
Common Stock, par value $1.00 per share	9,830,921

#

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2004

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and Due from Banks	$ 27,916	$ 27,526
Federal Funds Sold	55,500	5,800
Cash and Cash Equivalents	83,416	33,326
Securities Available-for-Sale	318,494	349,831
Securities Held-to-Maturity (Approximate Fair Value of $112,328 at March 31, 2004 and $110,341 at December 31, 2003)	106,604	105,776
Loans	854,958	855,178
Allowance for Loan Losses	(11,923)	(11,842)
Net Loans	843,035	843,336
Premises and Equipment, Net	14,105	14,174
Other Real Estate and Repossessed Assets, Net	115	180
Goodwill	9,297	9,297
Other Intangible Assets, Net	182	166
Other Assets	19,037	17,834
Total Assets	$1,394,285	$1,373,920
LIABILITIES
Deposits:
Demand	$ 151,094	$ 151,847
Regular Savings, N.O.W. & Money Market Deposit Accounts	665,897	646,544
Time Deposits of $100,000 or More	69,648	65,585
Other Time Deposits	178,350	182,640
Total Deposits	1,064,989	1,046,616
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	36,988	39,515
Other Short-Term Borrowings	1,281	1,421
Federal Home Loan Bank Advances	150,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	15,000	15,000
Other Liabilities	14,638	15,503
Total Liabilities	1,282,896	1,268,055
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,086,119 Shares Issued at March 31, 2004 and December 31, 2003)	13,086	13,086
Surplus	113,854	113,335
Undivided Profits	27,011	24,303
Unallocated ESOP Shares (100,159 Shares at March 31, 2004 and 117,964 Shares at December 31, 2003)	(1,502)	(1,769)
Accumulated Other Comprehensive Income	3,288	1,084
Treasury Stock, at Cost (3,157,304 Shares at March 31, 2004 and 3,189,550 Shares at December 31, 2003)	(44,348)	(44,174)
Total Shareholders’ Equity	111,389	105,865
Total Liabilities and Shareholders’ Equity	$1,394,285	$1,373,920

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended Mar 31,
	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,755	$13,921
Interest on Federal Funds Sold	20	29
Interest and Dividends on Securities Available-for-Sale	3,547	3,312
Interest on Securities Held-to-Maturity	980	833
Total Interest and Dividend Income	17,302	18,095
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	354	421
Other Deposits	2,725	3,279
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	55	100
Other Short-Term Borrowings	2	1
Federal Home Loan Bank Advances	1,578	1,706
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	284	---
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	---	119
Total Interest Expense	4,998	5,626
NET INTEREST INCOME	12,304	12,469
Provision for Loan Losses	285	405
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,019	12,064
OTHER INCOME
Income from Fiduciary Activities	1,056	867
Fees for Other Services to Customers	1,685	1,617
Net Gains on Securities Transactions	210	368
Other Operating Income	273	179
Total Other Income	3,224	3,031
OTHER EXPENSE
Salaries and Employee Benefits	4,805	4,750
Occupancy Expense of Premises, Net	695	639
Furniture and Equipment Expense	694	671
Other Operating Expense	1,932	1,955
Total Other Expense	8,126	8,015
INCOME BEFORE PROVISION FOR INCOME TAXES	7,117	7,080
Provision for Income Taxes	2,252	2,274
NET INCOME	$ 4,865	$ 4,806
Average Shares Outstanding:
Basic	9,822	9,895
Diluted	10,057	10,109
Per Common Share:
Basic Earnings	$ .50	$ .49
Diluted Earnings	.48	.48

Share and Per Share amounts have been restated for the September 2003 five-for-four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,865	---	---	---	4,865
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,875)	---	---	---	---	---	2,330	---	2,330
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $210)	---	---	---	---	---	(126)	---	(126)
Other Comprehensive Income								2,157
Comprehensive Income								7,069

Cash Dividends Declared, $.22 per Share	---	---	---	(2,157)	---	---	---	(2,157)
Stock Options Exercised (47,511 Shares)	---	---	113	---	---	---	379	492
Shares Issued Under the Employee Stock Purchase Plan (5,796 Shares)	---	---	98	---	---	---	46	144
Tax Benefit for Disposition of Stock Options	---	---	56	---	---	---	---	56
Allocation of ESOP Stock (17,805 Shares)	---	---	252	---	267	---	---	519
Purchase of Treasury Stock (21,061 Shares)	---	---	---	---	---	---	(599)	(599)
Balance at March 31, 2004	13,086,119	$13,086	$113,854	$27,011	$(1,502)	$ 3,288	$(44,348)	$111,389

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,806	---	---	---	4,806
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $248)	---	---	---	---	---	(149)	---	(149)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $368)	---	---	---	---	---	(221)	---	(221)
Other Comprehensive Loss								(370)
Comprehensive Income								4,436

Cash Dividends Declared, $.20 per Share	---	---	---	(1,976)	---	---	---	(1,976)
Stock Options Exercised (28,685 Shares)	---	---	162	---	---	---	196	358
Shares Issued Under the Employee Stock Purchase Plan (6,750 Shares)	---	---	89	---	---	---	47	136
Tax Benefit for Disposition of Stock Options	---	---	4	---	---	---	---	4
Purchase of Treasury Stock (81,261 Shares)	---	---	---	---	---	---	(1,925)	(1,925)
Balance at March 31, 2003	10,468,895	$10,469	$115,365	$16,441	$(1,822)	$ 2,883	$(40,901)	$102,435

Per share amounts and share data have been adjusted for subsequent stock splits and dividends, including the most recent 2003 five-for-four stock split (effected in the form of a stock dividend).

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2004	2003
Operating Activities:
Net Income	$ 4,865	$ 4,806
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	285	405
Depreciation and Amortization	751	1,197
Compensation Expense for Allocated ESOP Shares	519	---
Gains on the Sale of Securities Available-for-Sale	(210)	(368)
Loans Originated and Held-for-Sale	(4,881)	(1,540)
Proceeds from the Sale of Loans Held-for-Sale	4,967	1,568
Net Gains on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(47)	(22)
Tax Benefit for Disposition of Stock Options	56	4
Decrease in Deferred Tax Assets	23	36
Increase in Interest Receivable	(424)	(270)
Increase (Decrease) in Interest Payable	12	(73)
Increase in Other Assets	(2,331)	(189)
(Decrease) Increase in Other Liabilities	(878)	980
Net Cash Provided By Operating Activities	2,707	6,534
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	20,081	54,722
Proceeds from the Maturities and Calls of Securities Available-for-Sale	14,987	36,475
Purchases of Securities Available-for-Sale	(183)	(92,227)
Proceeds from the Maturities of Securities Held-to-Maturity	82	---
Purchases of Securities Held-to-Maturity	(955)	(1,437)
Net Increase in Loans	(187)	(30,348)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	242	223
Purchases of Premises and Equipment	(270)	(250)
Net Cash Provided By (Used In) Investing Activities	33,797	(32,842)
Financing Activities:
Net Increase in Deposits	18,373	56,716
Net Decrease in Short-Term Borrowings	(2,667)	(15,219)
Federal Home Loan Bank Advances	---	10,000
Federal Home Loan Bank Repayments	---	(10,000)
Purchases of Treasury Stock	(599)	(1,925)
Treasury Stock Issued for Stock-Based Plans	636	494
Cash Dividends Paid	(2,157)	(1,976)
Net Cash Provided By Financing Activities	13,586	38,090
Net Increase in Cash and Cash Equivalents	50,090	11,782
Cash and Cash Equivalents at Beginning of Period	33,326	32,141
Cash and Cash Equivalents at End of Period	$83,416	$43,923
Supplemental Cash Flow Information:
Interest Paid	$4,985	$5,700
Income Taxes Paid	3,930	75
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	203	269
Purchases of Available-for-Sale Securities to be Settled After Period-End	---	5,000

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2004

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003; the results of operations for the three-month periods ended March 31, 2004 and 2003; the changes in shareholders’ equity for the three-month periods ended March 31, 2004 and 2003; and the cash flows for the three-month periods ended March 31, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2003, included in the Company’s 2003 Form 10-K.

2.   Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of March 31, 2004 and December 31, 2003:

	2004	2003
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (271)	$ (271)
Net Unrealized Holding Gains on Securities Available-for-Sale	3,559	1,355
Total Accumulated Other Comprehensive Income	$3,288	$1,084

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2004 and 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2004:
Basic EPS	$4,865	9,822	$.50
Dilutive Effect of Stock Options	---	235
Diluted EPS	$4,865	10,057	$.48
For the Three Months Ended March 31, 2003:
Basic EPS	$4,806	9,895	$.49
Dilutive Effect of Stock Options	---	214
Diluted EPS	$4,806	10,109	$.48

#

4.   Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income for stock awards granted under these plans (other than for certain stock appreciation rights attached to options granted in 1992 and earlier, all of which have been exercised as of January 2002), as all awards granted under these plans have been options having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first three months of 2004.  The weighted-average fair value of options granted during 2003 was $6.49 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 3.28%; expected volatility of 27.2%; risk free interest rate of 3.76%; and expected lives of 7.0 years.  The Company also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase the Company’s common stock at a 15% discount below market price at the time of purchase.  Under SFAS No. 123, the ESPP is considered a compensatory plan and the entire discount is considered to be a compensation expense in the pro forma disclosures set forth below.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Three Months Ended March 31,
	2004	2003
Net Income, as Reported	$4,865	$4,806
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(102)
Pro Forma Net Income	$4,731	$4,704

Earnings per Share:
Basic - as Reported	$.50	$.49
Basic - Pro Forma	.48	.48
Diluted - as Reported	.48	.48
Diluted - Pro Forma	.47	.47

5.   Guarantees

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   The Company had approximately $2.5 million of standby letters of credit on March 31, 2004, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Company’s standby letters of credit at March 31, 2004 was insignificant.

#

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$246	$184	$ 44	$ 38
Interest Cost	236	336	97	96
Expected Return on Plan Assets	(527)	(346)	---	---
Amortization of Prior Service Cost (Credit)	32	89	(17)	(17)
Amortization of Transition (Asset) Obligation	---	---	10	10
Amortization of Net Loss	16	(30)	47	44
Net Periodic Benefit Cost	$113	$233	$180	$171

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to make a contribution to the qualified defined benefit pension plan during 2004.  The Company expected to contribute $375 to its postretirement benefit plans in 2004.  There has been no change in the Company’s expectations as of March 31, 2004.

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly-owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”).  The deconsolidation, as of December 31, 2003, results in the derecognition of the trust preferred securities and the recognition of junior subordinated debentures of $15,000 in the Company’s consolidated balance sheet.  The assets of the trusts include cash held at the Company’s subsidiary banks, which aggregate approximately $465 at March 31, 2004 and December 31, 2003, offset by an identical amount representing the Company’s investment, which are included in deposits and other assets, respectively.

Currently, banking regulators allow trust preferred securities as a component of Tier 1 capital, but that position is being evaluated due to FIN 46.  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.

#

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

April 15, 2004

#

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2004

Cautionary Statement under Federal Securities Laws: The information contained in this Quarterly Report on Form 10-Q includes statements that are not historical in nature but rather are based on management’s beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “should,” “plans,” “likely,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Others are based on management’s general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are:

Topic	Page	Location
Impact of changing rates on other time deposits	18	Last paragraph
Impact of changing rates on loans and deposits	20	Third paragraph
Inclusion of trust preferred securities in Tier 1 Capital	20	Next to last paragraph
Impact of competition for indirect loans	21	First full paragraph
Loan yields in upcoming periods	22	First full paragraph
Inclusion of trust preferred securities in Tier 1 Capital	25	Fourth paragraph
Liquidity	26	Last paragraph
Impact of changing interest rates	31	Fifth paragraph

Forward-looking statements in this Report are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, new developments in state and federal regulation, enhanced competition from unforeseen sources, new emerging technologies, sharp fluctuations in capital markets and similar risks inherent in the business of banking.  Significant geopolitical developments, whether or not anticipated, also may cause differences between expected future outcomes as expressed in forward-looking statements and actual outcomes.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Except as expressly required under applicable laws and regulations, the Company undertakes no obligation to revise or update forward-looking statements contained in this Report to reflect future occurrences, including unanticipated events.  This Quarterly Report should be read in conjunction with the Company's Annual Report on Form 10-K for December 31, 2003.

Arrow Financial Corporation (the "Company") is a two-bank holding company headquartered in Glens Falls, New York.  Its banking subsidiaries are Glens Falls National Bank and Trust Company (“GFNB”) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (“SNB”) whose main office is located in Saratoga Springs, New York.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 199 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated December 31, 2003.  Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

#

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies after March 28, 2003, that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same sorts of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following financial measures which are commonly used by banks in presenting their financial results, are also used by the Company.  However, management is unable to predict whether the SEC will regard these or certain other financial measures used by the Company in its normal presentation of financial information as "non-GAAP financial measures" within the meaning of the SEC's rules.

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

#

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2003 five-for-four stock split.

	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Net Income	$4,865	$4,787	$4,569	$4,755	$4,806

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	126	1	147	85	221
Net Gains on Sales of Loans	52	1	70	206	17
Recovery Related to Former Vermont Operations	46	---	---	---	---
Net Gains on the Sale of Other Real Estate Owned	---	---	---	---	7

Period End Shares Outstanding	9,829	9,779	9,808	9,874	9,869
Basic Average Shares Outstanding	9,822	9,811	9,841	9,881	9,895
Diluted Average Shares Outstanding	10,057	10,057	10,080	10,112	10,109
Basic Earnings Per Share	.50	.49	.46	.48	.49
Diluted Earnings Per Share	.48	.48	.45	.47	.48
Cash Dividends	.22	.22	.21	.21	.20
Stock Dividends/Splits	---	---	5 for 4	---	---

Average Assets	$1,378,752	$1,386,271	$1,344,090	$1,310,826	$1,287,240
Average Equity	108,877	103,955	102,911	103,843	101,943
Return on Average Assets, annualized	1.42%	1.37%	1.35%	1.46%	1.51%
Return on Average Equity, annualized	17.97	18.27	17.61	18.37	19.12

Average Earning Assets	$1,310,769	$1,319,122	$1,279,118	$1,253,422	$1,229,909
Average Paying Liabilities	1,100,543	1,109,907	1,069,431	1,054,745	1,037,209
Interest Income, Tax-Equivalent [1]	17,938	18,402	17,793	18,288	18,647
Interest Expense	4,998	5,256	5,216	5,512	5,626
Net Interest Income, Tax-Equivalent [1]	12,940	13,146	12,577	12,776	13,021
Tax-Equivalent Adjustment	636	641	629	577	552
Net Interest Margin [1]	3.97%	3.95%	3.90%	4.09%	4.29%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,126	$ 8,207	$ 8,200	$ 8,063	$ 8,015
Less: Intangible Asset Amortization	(9)	(10)	(9)	(9)	(9)
Net Noninterest Expense	8,117	8,197	8,191	8,054	8,006
Net Interest Income, Tax-Equivalent	12,940	13,146	12,577	12,776	13,021
Noninterest Income	3,224	2,853	3,207	3,256	3,031
Less: Net Securities Gains	(210)	(1)	(245)	(141)	(368)
Net Gross Income	15,954	15,998	15,539	15,891	15,684
Efficiency Ratio [1]	50.88%	51.24%	52.71%	50.68%	51.05%
Tier 1 Leverage Ratio	8.37%	8.14%	8.12%	7.52%	7.44%
Total Shareholders’ Equity (i.e. Book Value)	$111,389	$105,865	$104,097	$104,689	$102,435
Book Value per Share	11.33	10.83	10.61	10.60	10.38
Intangible Assets	9,479	9,463	9,799	9,697	9,706
Tangible Book Value per Share	10.37	9.86	9.61	9.62	9.40

#

Selected Quarterly Information, Continued:

	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.10%	.08%	.07%	.13%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.13	.11	.19	.19	.20
Allowance for Loan Losses as a Percentage of Period-end Loans	1.39	1.38	1.36	1.36	1.35
Allowance for Loan Losses as a Percentage of Nonperforming Loans	550.72	427.37	544.24	578.50	578.95
Nonperforming Loans as a Percentage of Period-end Loans	.25	.29	.25	.23	.23
Nonperforming Assets as a Percentage of Period-end Total Assets	.16	.20	.17	.17	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2004			2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 8,751	$ 20	0.92%	$ 9,980	$ 29	1.18%

Securities Available-for-Sale:
Taxable	327,119	3,461	4.261	302,442	3,218	4.32
Non-Taxable	12,210	141	4.64	16,914	183	4.39
Securities Held-to-Maturity:
Taxable	295	4	5.45	459	5	4.42
Non-Taxable	105,907	1,465	5.56	74,736	1,202	6.52

Loans	856,487	12,847	6.03	825,378	14,010	6.88

Total Earning Assets	1,310,769	17,938	5.50	1,229,909	18,647	6.15

Allowance For Loan Losses	(11,861)			(11,311)
Cash and Due From Banks	34,075			30,980
Other Assets	45,769			37,662
Total Assets	$1,378,752			$1,287,240

Deposits:
Interest-Bearing NOW Deposits	$ 369,837	1,123	1.22	$ 321,091	1,146	1.45
Regular and Money Market Savings	279,957	447	0.64	266,416	624	0.95
Time Deposits of $100,000 or More	66,911	354	2.13	65,816	421	2.59
Other Time Deposits	181,203	1,155	2.56	198,715	1,509	3.08
Total Interest-Bearing Deposits	897,908	3,079	1.38	852,038	3,700	1.76

Short-Term Borrowings	37,635	57	0.61	38,616	101	1.06
Long-Term Debt	165,000	1,862	4.54	146,555	1,825	5.05
Total Interest-Bearing Liabilities	1,100,543	4,998	1.83	1,037,209	5,626	2.20

Demand Deposits	152,562			133,446
Other Liabilities	16,770			14,642
Total Liabilities	1,269,875			1,185,297
Shareholders’ Equity	108,877			101,943
Total Liabilities and Shareholders’ Equity	$1,378,752			$1,287,240

Net Interest Income (Fully Taxable Basis)		12,940			13,021
Net Interest Spread			3.67			3.95
Net Interest Margin			3.97			4.29

Reversal of Tax-Equivalent Adjustment		(636)	(.20)		(552)	(.18)
Net Interest Income, As Reported		$12,304			$12,469

#

OVERVIEW

The Company reported earnings of $4.865 million for the first quarter of 2004, an increase of $59 thousand, or 1.2%, as compared to $4.806 million for the first quarter of 2003.  Diluted earnings per share were $.48 for both quarters.  Average shares outstanding decreased slightly between the two periods due to stock repurchases, principally occurring in 2003.

The returns on average assets were 1.42% and 1.51% for the first quarters of 2004 and 2003, respectively, a decrease of 9 basis points, or 6.0%.  The returns on average equity were 17.97% and 19.12% for the first quarters of 2004 and 2003, respectively, a decrease of 115 basis points, or 6.0%.  As these two return ratios indicate, both assets and equity grew at a faster pace than earnings from 2003 to 2004

The principal reason for the declining earnings ratios between the two periods was the decrease in the net interest margin.  For the first quarter of 2004, the net interest margin was 3.97%, down 32 basis points, or 7.5%, from the first quarter 2003 margin but substantially unchanged from the 3.95% margin for the fourth quarter of 2003.

Total assets were $1.4 billion at March 31, 2004, which represented an increase of $20.4 million, or 1.5%, from December 31, 2003, and an increase of $74.4 million, or 5.6%, above the level at March 31, 2003.

During the first three months of 2004, shareholders' equity increased $5.5 million to $111.4 million.  The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2004 both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2004	Dec 2003	Mar 2003	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 55,500	$ 5,800	$ 19,500	$ 49,700	$36,000	856.9%	184.6%
Securities Available-for-Sale	318,494	349,831	331,583	(31,337)	(13,089)	(9.0)	(3.9)
Securities Held-to-Maturity	106,604	105,776	75,943	828	30,661	0.8	40.4
Loans, Net of Unearned Income (1)	854,958	855,178	841,161	(220)	13,797	0.0	1.6
Allowance for Loan Losses	11,923	11,842	11,388	81	535	0.7	4.7
Earning Assets (1)	1,335,556	1,316,585	1,268,187	18,971	67,369	1.4	5.3
Total Assets	1,394,285	1,373,920	1,319,858	20,365	74,427	1.5	5.6

Demand Deposits	$ 151,094	$ 151,847	$ 133,519	$ (753)	$17,575	(0.5)	13.2
NOW, Regular Savings & Money Market Deposit Accounts	665,897	646,544	602,936	19,353	62,961	3.0	10.4
Time Deposits of $100,000 or More	69,648	65,585	81,640	4,063	(11,992)	6.2	(14.7)
Other Time Deposits	178,350	182,640	196,628	(4,290)	(18,278)	(2.3)	(9.3)
Total Deposits	$1,064,989	$1,046,616	$1,014,723	$ 18,373	$50,266	1.8	5.0
Short-Term Borrowings	$ 38,269	$ 40,936	$ 33,279	$(2,667)	$ 4,990	(6.5)	15.0
Federal Home Loan Bank Advances	150,000	150,000	145,000	---	5,000	0.0	3.4
Shareholders' Equity	111,389	105,865	102,435	5,524	8,954	5.2	8.7

(1) Includes Nonaccrual Loans

Increases in Sources of Funds:  Increases in internally generated deposit balances (a net increase of $18.4 million, or 1.8%, from December 31, 2003 to March 31, 2004) accounted for nearly all of the increase in the Company's sources of funds.  Other borrowed funds decreased by $2.7 million, or 1.4% and retained earnings increased by $2.7 in the first quarter of 2004.  Most of the net increase in deposit balances from December 31, 2003 to March 31, 2004 was attributable to school districts, which deposited $29 million in state funds received on the last business day of the quarter.

Deployment of Funds into Earning Assets:  As a result of the receipt of the school district deposits, mentioned in the preceding paragraph, and the sale of $19.8 million of agency securities (pending reinvestment into longer-maturing agency securities early in the second quarter), the Company maintained an unusually high balance in federal funds sold ($55.5 million) at the end of the first quarter of 2004.  The average balance of federal funds sold for the quarter was $8.8 million.

#

In addition to the sale of agency securities, mentioned in the preceding paragraph, the balance of investment securities was further decreased during the 2004 quarter by the amortization of $11.8 million of mortgage-backed securities and collateralized mortgage obligations in the portfolio.

Total loans outstanding was essentially unchanged at March 31, 2004 from the balance at December 31, 2003, representing offsetting trends within the portfolio.  The segment of the loan portfolio experiencing the greatest increase over the three-month period was commercial and commercial real estate loans ($4.1 million, or 2.1%), followed by residential real estate loans ($3.8 million, or 1.1%).  In the face of manufacturers' heavily subsidized vehicle financing programs, indirect consumer loan balances decreased by $8.2 million, or 2.6%, over the first quarter of 2004, but continued to represent the largest single category of loans within the portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company’s deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Demand Deposits	$ 152,562	$ 154,537	$ 153,856	$136,487	$133,446
Interest-Bearing Demand Deposits	369,837	365,995	311,470	303,476	321,091
Regular and Money Market Savings	279,957	278,503	282,437	273,453	266,416
Time Deposits of $100,000 or More	66,911	67,012	75,771	84,588	65,816
Other Time Deposits	181,203	184,791	190,336	197,068	198,715
Total Deposits	$1,050,470	$1,050,838	$1,013,870	$995,072	$985,484

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Demand Deposits	14.5%	14.7%	15.2%	13.7%	13.5%
Interest-Bearing Demand Deposits	35.2	34.8	30.7	30.5	32.6
Regular and Money Market Savings	26.7	26.5	27.8	27.5	27.0
Time Deposits of $100,000 or More	6.4	6.4	7.5	8.5	6.7
Other Time Deposits	17.2	17.6	18.8	19.8	20.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, the Company typically experiences little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2004 as the average balance on all categories of deposits changed little from the fourth quarter of 2003 to the first quarter of 2004.

However, in the comparison of the average balances between the first quarter of 2004 and the first quarter of 2003, the Company experienced significant growth in all categories of non-maturity deposits, including the following increases: demand deposits - $19.1 million, or 14.3%; interest-bearing demand deposits - $48.7 million, or 15.2%; and regular and money market savings accounts - $13.5 million, or 5.1%.  The average balances of time deposits of $100,000 or more remained essentially unchanged, while the average balances of other time deposits decreased $17.5 million, or 8.8%.  The decreasing average balance of other time deposits for each progressive quarter from March 2003 to March 2004 continues a trend that the Company and other financial institutions experience in low-rate environments where depositors maintain maturing time deposits in non-maturity accounts, presumably until rates start to increase.

#

In June 2003, the Company opened another branch in Queensbury, New York.  Otherwise, the increase in deposits between the two periods was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.22	1.21	1.11	1.37	1.45
Regular and Money Market Savings	0.64	0.69	0.72	0.87	0.95
Time Deposits of $100,000 or More	2.13	2.31	2.32	2.38	2.59
Other Time Deposits	2.56	2.72	2.82	2.96	3.08
Total Deposits	1.18	1.23	1.25	1.46	1.52

Key Interest Rate Changes 1999 - 2004

		Federal
Date	Discount Rate	Funds Rate	Prime Rate
June 25, 2003	.50%	1.00%	4.00%
November 6, 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00

The Company’s net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in interest rates and net interest income in ensuing periods; as prevailing rates have declined, net interest income has increased, at least in immediately ensuing periods, and vice versa.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002.  As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, which continued throughout 2002 and 2003, although the Federal Reserve did not reduce short-term rates again until June 2003.  Although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001.  Yields on the loan portfolio continued to decrease through the remainder of 2001 and through all of 2002, 2003 and 2004.  See the “Loan Trends” section in this Report beginning on page 21, for a more complete analysis of yield trends in the loan portfolio.

#

By 2003 the cumulative Federal Reserve rate decreases had begun to have only a limited impact on the Company’s deposit rates, because rates on several of the Company’s deposit products, such as savings and NOW accounts, were already priced at such low levels that a further decrease in rates was not practical or sustainable, although the Company did lower rates to a much smaller extent on certain non-maturity deposit products.  Yields on the loan portfolio, however, continued to fall in 2003, putting serious pressure on the net interest margin for the first time in years.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but by 2003 the low rate environment eventually had a negative impact on both net interest income and net interest margin.

The net interest margin for the full year of 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

The net interest margin for the first quarter of 2004 was 3.97%, an increase of 2 basis points from the net interest margin for the fourth quarter of 2003.  However, both the yields on average earning assets and the cost of paying liabilities decreased from the fourth quarter of 2003 to the first quarter of 2004, although at a similar pace.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have maturities of 2 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, the Company may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

Management continues to explore and evaluate new non-deposit sources of funds.  In 1999, the Company established a financing vehicle, Arrow Capital Trust I ("ACT I").  ACT I issued so-called trust preferred securities, that is, 30 year guaranteed preferred beneficial interests in ACT I’s assets ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%.  ACT I then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the capital securities (9.5%) and similar in amount ($5.0 million).  The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004. In July 2003, the Company established a second financing vehicle, Arrow Capital Statutory Trust II ("ACST II") also for the purpose of issuing trust preferred securities.  ACST II issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $10.0 million at a fixed rate of 6.53% until September 30, 2008 (afterwards the rate is variable, set at the three month LIBOR rate plus 3.15%). ACST II then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the ACST II capital securities and similar in amount.  These securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning September 30, 2008.

Currently, the Company’s ACT I and ACST II capital securities, with associated expense that is tax deductible, qualify as Tier I capital of the Company under regulatory definitions. However, the position of the banking regulators that allows trust preferred securities to qualify as Tier 1 capital, is being evaluated due to FIN 46.  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.

Both the ACT I and ACST II capital securities are subject to early redemption by the Company if the proceeds cease to qualify as Tier 1 capital of the Company, which would only happen if bank regulatory authorities were to reverse their current position that trust preferred securities issued by subsidiaries of bank holding companies, up to certain threshold levels, qualify for such treatment.

#

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Commercial and Commercial Real Estate	$191,592	$187,447	$188,048	$189,167	$174,745
Residential Real Estate	278,785	283,145	268,967	265,684	259,959
Home Equity	38,779	37,403	34,748	31,893	30,468
Indirect Consumer Loans	310,219	320,286	326,796	326,856	323,762
Other Consumer Loans	37,112	36,673	35,698	35,970	36,444
Total Loans	$856,487	$864,954	$854,257	$849,570	$825,378

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Commercial and Commercial Real Estate	22.5%	21.7%	22.0%	22.3%	21.2%
Residential Real Estate	32.5	32.8	31.5	31.3	31.5
Home Equity	4.5	4.3	4.0	3.8	3.7
Indirect Consumer Loans	36.2	37.0	38.3	38.4	39.2
Other Consumer Loans	4.3	4.2	4.2	4.2	4.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Indirect Loans: In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where the Company acquires the dealer paper) was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio ceased to grow in absolute terms and in the ensuing period has decreased as a percentage of the overall portfolio.  This flattening out of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing commenced by the auto manufacturers in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as the Company became more rate-competitive, but the average balance of indirect loans was flat for the third quarter of 2003 and decreased by $6.5 million during the fourth quarter of 2003 and another $10.1 million during the first quarter of 2004.  However, indirect loans still represent the largest category of loans (36%) in the Company’s loan portfolio, and any developments threatening the ability of banks to compete in the indirect loan business generally may be expected to have a negative impact on the Company due to its reliance on such loans.  If auto manufacturers continue to offer heavily subsidized financing programs, the indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the Company’s loan portfolio at March 31, 2004, at 33% of total loans at quarter-end.  This was the fastest growing segment in the Company's loan portfolio for the first, third and fourth quarters of 2003 and the second fastest for the second quarter of 2003 and the first quarter of 2004.  The period of strong demand for residential real estate loans, which began when rates started falling in 2001, began to weaken in the third and fourth quarters of 2003 and into the first quarter of 2004, as refinancing activity began to slow down in the face of flat or rising mortgage rates, although demand for residential mortgage financings did intensify late in the first quarter of 2004.

During the first quarter of 2004, the Company sold approximately $4.6 million of newly originated, low-yielding, fixed rate mortgages with servicing retained by the Company.

During 2003 the Company sold (with servicing retained) $15.8 million of low-rate residential real estate loans.  The level of the portfolio was also impacted by the securitization of $11.5 million of mortgage loans during the year.  In effect, the securitized loans were not sold but merely transferred to the Company's securities available-for-sale portfolio.

#

Commercial and Commercial Real Estate Loans: The Company continued to experience strong to moderate demand for commercial loans throughout 2003 and into the first quarter of 2004, a continuing trend that has persisted for several years, as commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the fastest growing segment in the Company’s loan portfolio for the first quarter of 2004.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Commercial and Commercial Real Estate	6.09%	6.32%	6.49%	6.61%	6.86%
Residential Real Estate	6.18	6.22	6.41	6.68	6.93
Home Equity	4.25	4.40	4.56	5.02	5.27
Indirect Consumer Loans	5.76	5.95	6.16	6.47	6.82
Other Consumer Loans	7.55	7.90	8.23	8.29	8.56
Total Loans	6.03	6.12	6.33	6.59	6.88

In general, the yield on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2004."  Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recent period of declining rates (mid-2001 through 2004), the Company experienced a time lag between the impact of declining rates on the deposit portfolio (which occurred relatively quickly) and the impact on the loan portfolio, which positively affected the net interest margin during the beginning of this period and then negatively affected the margin at the end of the period.

Net interest margin expanded during 2001 and into the first quarter of 2002.  The Company's deposit rates began to flatten out in mid-2002, however, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002 and 2003, although net interest margin increased slightly from the fourth quarter of 2003 to the first quarter of 2004.  The yield on the Company’s loan portfolio fell 9 basis points between the two quarters, but this decrease represented a slow-down in the pace at which the yields on the loan portfolio had been declining over preceding quarters.

#

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2004	Dec 2003	Sep 2003	Jun 2003	Mar 2003
Loan Balances:
Period-End Loans	$ 854,958	$ 855,178	$ 867,338	$ 848,778	$ 841,161
Average Loans, Year-to-Date	856,487	848,664	843,174	837,541	825,378
Average Loans, Quarter-to-Date	856,487	864,954	854,257	849,570	825,378
Period-End Assets	1,394,285	1,373,920	1,384,193	1,317,158	1,319,858

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,842	$11,193	$11,193	$11,193	$11,193
Provision for Loan Losses, Y-T-D	285	1,460	1,215	810	405
Loans Charged-off	(259)	(1,153)	(874)	(656)	(288)
Recoveries of Loans Previously Charged-off	55	342	244	171	78
Net Charge-offs, Y-T-D	(204)	(811)	(630)	(485)	(210)
Allowance for Loan Losses, End of Period	$11,923	$11,842	$11,778	$11,518	$11,388

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,842	$11,778	$11,518	$11,388	$11,193
Provision for Loan Losses, Q-T-D	285	245	405	405	405
Loans Charged-off	(259)	(279)	(218)	(368)	(288)
Recoveries of Loans Previously Charged-off	55	98	73	93	78
Net Charge-offs, Q-T-D	(204)	(181)	(145)	(275)	(210)
Allowance for Loan Losses, End of Period	$11,923	$11,842	$11,778	$11,518	$11,388

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$2,096	$1,822	$1,832	$1,684	$1,967
Loans Past due 90 Days or More
and Still Accruing Interest	69	685	332	307	---
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,165	2,507	2,164	1,991	1,967
Repossessed Assets	115	180	207	198	231
Other Real Estate Owned	---	---	---	---	---
Total Nonperforming Assets	$2,280	$2,687	$2,371	$2,189	$2,198

Asset Quality Ratios:
Allowance to Nonperforming Loans	550.72%	472.37%	544.24%	578.50%	578.95%
Allowance to Period-End Loans	1.39	1.38	1.36	1.36	1.35
Provision to Average Loans (Quarter)	0.13	0.11	0.19	0.19	0.20
Provision to Average Loans (YTD)	0.13	0.17	0.19	0.20	0.20
Net Charge-offs to Average Loans (Quarter)	0.10	0.08	0.07	0.13	0.10
Net Charge-offs to Average Loans (YTD)	0.10	0.10	0.10	0.12	0.10
Nonperforming Loans to Total Loans	0.25	0.29	0.25	0.23	0.23
Nonperforming Assets to Total Assets	0.16	0.20	0.17	0.17	0.17

#

The Company’s nonperforming assets at March 31, 2004 amounted to $2.3 million, a decrease of $407 thousand, or 15.1%, from December 31, 2003, and an increase of $82 thousand, or 3.7%, from March 31, 2003.  The decrease from December 31, 2003 to March 31, 2004 was primarily due to one borrower that was 90 days or more past due and still accruing interest at December 31, 2003, but due to payments received during the first quarter, was no longer classified as nonperforming at March 31, 2004.

At period-end, nonperforming assets represented .16% of total assets, a 4 basis point decrease from .20% at year-end 2003 and a 1 basis point decrease from .17% at March 31, 2003.  At December 31, 2003 this ratio for the Company’s peer group was .62%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.3 million at March 31, 2004 and represented 0.63% of loans outstanding at that date, as compared to approximately $6.6 million of non-current loans representing 0.78% of loans outstanding at December 31, 2003.  These non-current loans were composed of approximately $3.9 million of consumer loans, principally indirect automobile loans, $1.1 million of residential real estate loans and commercial loans of $359 thousand.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the 1997-2000 period.  The U.S. slid into a mild recession in 2001 which continued throughout 2002, but the economic downturn was not as severe in the Company’s geographic market area.  In the "Capital District" in and around Albany and in the area north of the Capital District, including the Company's principal service areas, unemployment remained below the national average.  However, the unemployment rate has been at or above the national average in the Company's other service areas including Clinton and Essex Counties, near the Canadian border, during 2002, 2003 and through the first quarter of 2004.

The ratio of the 2004 first quarter net charge-offs to average loans (annualized) was .10%, unchanged from the ratio for the first quarter of 2003.  The provision for loan losses was $285 thousand for the first quarter of 2004, compared to a provision of $405 thousand for the first quarter of 2003 and a provision of $245 thousand for the fourth quarter of 2003.  The provision as a percentage of average loans (annualized) was .13% for the first quarter of 2004, a decrease of 7 basis points from the .20% ratio for the comparable 2003 period.  The decrease in the provision is due primarily to the fact that nonperforming loans, as a percent of total loans outstanding, had declined from 29 basis points at December 31, 2003 to .25% at March 31, 2004.  Also, total loans outstanding at March 31, 2004 were virtually unchanged from December 31, 2003, whereas total loans outstanding at March 31, 2003 totaled $841.2 million, an increase of $29.9 million, or 3.7% from the balance at December 31, 2002.

The allowance for loan losses at March 31, 2004 amounted to $11.9 million. The ratio of the allowance to outstanding loans at March 31, 2004, was 1.39%, 1 basis point higher than the ratio at December 31, 2003 and 4 basis points higher than this ratio at March 30, 2003.   The allowance as a percent of nonperforming loans was 550.72% at March 31, 2004.

#

CAPITAL RESOURCES

Shareholders' equity increased $5.5 million during the first three months of 2004.  During this period, net income of $4.9 million and net unrealized gains on securities available-for-sale (net of tax) of approximately $2.2 million was offset, in part, by stock repurchases (net of new stock issuances through stock plans) of $174 thousand and cash dividends of $2.2 million ($.22 per share).  From March 31, 2003 to March 31, 2004, shareholders' equity increased by 8.7%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 28, 2004 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the next twelve months in open market or negotiated transactions.

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

During July 2003, the Company issued $10 million of trust preferred securities in a private placement, in addition to the $5 million of trust preferred securities issued in 1999.  Currently, banking regulators allow these trust preferred securities as a component of Tier 1 capital, but that position is being evaluated due to FIN 46.  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.  For more detailed information regarding the trust preferred securities, see “Non-Deposit Sources of Funds,” on page 20.

As of March 31, 2004, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.37%	13.31%	14.56%
Glens Falls National Bank & Trust Co.	7.73	12.88	14.13
Saratoga National Bank & Trust Co.	8.77	10.73	13.63

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

#

All capital ratios for the Company and its subsidiary banks at March 31, 2004 were above minimum capital standards for financial institutions.  Additionally, at such date the Company and its subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

The Company’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On April 28, 2004, the Company announced the 2004 second quarter cash dividend of $.23 payable on June 15, 2004.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2003 five for four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2003
First Quarter	$22.480	$24.920	$.200
Second Quarter	22.648	26.840	.208
Third Quarter	25.200	28.736	.208
Fourth Quarter	25.950	29.750	.220

2004
First Quarter	$27.610	$31.250	$.220
Second Quarter (payable June 15, 2004)			.230

	2004	2003
Dividends Per Share	$.22	$.20
Diluted Earnings Per Share	.48	.48
Dividend Payout Ratio	45.83%	41.67%
Total Equity (in thousands)	111,389	102,435
Shares Issued and Outstanding (in thousands)	9,829	9,869
Book Value Per Share	$11.33	$10.38
Intangible Assets (in thousands)	9,479	9,706
Tangible Book Value Per Share	10.37	9.40

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

In addition to liquidity arising from balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $58.4 million at March 31, 2004.  If advanced, such lines of credit are collateralized by the Company’s pledge of mortgage-backed securities, loans and FHLB stock.  In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

#

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2004 Compared With

Three Months Ended March 31, 2003

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2004	Mar 2003	Change	% Change
Net Income	$4,865	$4,806	$59	1.2%
Diluted Earnings Per Share	.48	.48	---	---
Return on Average Assets	1.42%	1.51%	(.09)%	(6.0)
Return on Average Equity	17.97%	19.12%	(1.15)%	(6.0)

The Company reported earnings of $4.9 million for the first quarter of 2004, an increase of $59 thousand, or 1.2%, from the first quarter of 2003.   Diluted earnings per share were $.48 for both quarters.  Included in net income are: (i) net securities gains, net of tax, of $126 thousand and $221 thousand for the respective 2004 and 2003 quarters, (ii) net gains on the sale of loans to the secondary market of $52 thousand and $17 thousand, net of tax, for the respective 2004 and 2003 quarters, (iii) a recovery related to the Company’s former Vermont operations of $46 thousand, net of tax, in the 2004 quarter and (iv) net gains on the sale of other real estate owned, net of tax, of $7 thousand in the 2003 quarter.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2004	Mar 2003	Change	% Change
Interest and Dividend Income	$17,938	$18,647	$ (709)	(3.8)%
Interest Expense	4,998	5,626	(628)	(11.2)
Net Interest Income	$12,940	$13,021	$ (81)	(0.6)

Taxable Equivalent Adjustment	636	552	84	15.2

Average Earning Assets (1)	$1,310,769	$1,229,909	$80,860	6.6
Average Paying Liabilities	1,100,543	1,037,209	63,334	6.1

Yield on Earning Assets (1)	5.50%	6.15%	(0.65)%	(10.6)
Cost of Paying Liabilities	1.83	2.20	(0.37)	(16.8)
Net Interest Spread	3.67	3.95	(0.28)	(7.1)
Net Interest Margin	3.97	4.29	(0.32)	(7.5)

(1) Includes Nonaccrual Loans

The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.29% to 3.97%, from the first quarter of 2003 to the first quarter of 2004.  Net interest margin in the first quarter of 2004, however, was up 2 basis points from the preceding quarter.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The $80.9 million increase in average earning assets from the first quarter of 2003 to the first quarter of 2004, although significant, was not enough to offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income, on a taxable equivalent basis, was down $81 thousand, or 0.6%, from the first quarter of 2003.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by the long-term downward trend in prevailing interest rates, and the fact that, as the trend continued in 2003, it had a disproportionate impact on earning assets as opposed to interest-bearing liabilities.  This development was discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2004" and “Loan Trends.”

#

The provisions for loan losses were $285 thousand and $405 thousand for the quarters ended March 31, 2004 and 2003, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2004	Mar 2003	Change	% Change
Income From Fiduciary Activities	$1,056	$ 867	$189	21.8%
Fees for Other Services to Customers	1,685	1,617	68	4.2
Net Gains on Securities Transactions	210	368	(158)	(42.9)
Other Operating Income	273	179	94	52.5
Total Other Income	$3,224	$3,031	$193	6.4

For the first quarter of 2004, total other income included securities gains of $210 thousand on the sale of $19.9 million of securities available-for-sale (primarily U.S. agency securities).  For the first quarter of 2003, total other income included $368 thousand of net securities gains on the sale of $54.4 million of available-for-sale securities (again, primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first quarters of 2004 and 2003:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Quarter
	2004	2003
Investment Sales
Collateralized Mortgage Obligations	$ ---	$ ---
Other Mortgage-Backed Securities	---	---
U.S. Agency Securities	19,816	53,554
State and Municipal Obligations	---	---
Other	55	800
Total Sales	$19,871	$54,354
Net Gains	$210	$368

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$40,712
Other Mortgage-Backed Securities	---	51,061
U.S. Agency Securities	---	4,993
State and Municipal Obligations	111	418
Other	72	43
Total Purchases	$183	$97,227

The U.S. agency securities sold during the first quarter of 2004 had relatively short remaining maturities.  Early in the second quarter of 2004, the Company reinvested the proceeds from the first quarter sales in U.S. agency securities with longer maturities.

#

Also during the first quarter of 2004, the Company sold $4.6 million of newly originated low-rate residential real estate loans in the secondary market.  The net gains of $86 thousand were due primarily to the fact that the Company was able to write loans with yields slightly higher than the average for comparable loans then selling in the secondary market.  During the first quarter of 2003, the Company recognized $28 thousand on the sale of loans.  Net gains on the sales of loans are included in other operating income in the table above.

Income from fiduciary activities totaled $1.1 million for the first quarter of 2004, an increase of $189 thousand, or 21.8%, from the first quarter of 2003.  A principal cause of the increase was the increase in value of trust assets under administration and investment management, which in itself was largely the result of a recovery in the equity markets.  The market value of assets under trust administration and investment management at March 31, 2004, amounted to $775.2 million, an increase of $169.4 million, or 28.0%, from March 31, 2003.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds represented a market value of $126.1 million at March 31, 2004.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisers, Inc.  Currently, the funds are held almost entirely by qualified employee benefit plans.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, commissions on the sale of mutual funds and servicing income on sold loans) was $1.7 million for the first quarter of 2004, an increase of $68 thousand, or 4.2%, from the 2003 first quarter.  The increase was primarily attributable to: i) increases in fees to customers of other banks for using the Company’s ATM’s; ii) increased sales of mutual funds; and, iii) servicing income on residential real estate loans.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  In the 2004 period, other operating income also included a pre-tax $77 recovery for the Company’s former Vermont operations.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2004	Mar 2003	Change	% Change
Salaries and Employee Benefits	$4,805	$4,750	$ 55	1.2%
Occupancy Expense of Premises, Net	695	639	56	8.8
Furniture and Equipment Expense	694	671	23	3.4
Other Operating Expense	1,932	1,955	(23)	(1.2)
Total Other Expense	$8,126	$8,015	$ 111	1.4

Efficiency Ratio	50.88%	51.05%	(0.17)%	(0.3)

Other expense for the first quarter of 2004 was $8.1 million, an increase of $111 thousand, or 1.4%, over the expense for the first quarter of 2003.  For the first quarter of 2004, the Company's efficiency ratio was 50.88%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The Federal Reserve Board's "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.   The Company's efficiency ratio compares favorably to the December 31, 2003 peer group ratio of 60.92%.

Salaries and employee benefits expense increased $55 thousand, or 1.2%, from the first quarter of 2003 to the first quarter of 2004.  The increase in salary expense for the first quarter of 2004 was 3.2% over the first quarter of 2003.  This was offset, in part, by decreases in pension expense and a decrease in the accrual for incentive compensation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.40% for the first quarter of 2004, 26 basis points less than the ratio for the Company’s peer group of 1.66% at December 31, 2003.

#

Occupancy expense was $695 thousand for the first quarter of 2004, a $56 thousand increase, or 8.8%, over the first quarter of 2003.  The increase was primarily attributable to increases in depreciation and rental expenses.  Furniture and equipment expense was $694 thousand for the first quarter of 2004, a $23 thousand increase, or 3.4%, above the first quarter of 2003.  The increase was primarily attributable to increases in depreciation and data processing expenses and expenses attributable to the Company’s newest branch office which opened in June 2003.

Other operating expense was $1.9 million for the first quarter of 2004, a decrease of $23 thousand, or 1.2%, from the first quarter of 2003.  The decrease was the net effect of increases and decreases spread among a variety of areas of operating expense.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2004	Mar 2003	Change	% Change
Provision for Income Taxes	$2,252	$2,274	$(22)	(1.0)%
Effective Tax Rate	31.64%	32.12%	(0.48)%	(1.5)

The provisions for federal and state income taxes amounted to $2.3 million for the first quarters of 2004 and 2003.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax exempt securities.

#

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  Due to the low level of interest rates, the downward shift is currently calculated using only a 25 basis point decrease in interest rates.  A parallel and pro rata shift in rates over a 12 month period is assumed.

The resulting sensitivity analyses reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which initially had a positive effect on the Company's net interest income.  Rates are now at very low levels and further substantial cuts are highly unlikely.  Management believes there is some likelihood that rates will begin to rise later in 2004.  A rising rate environment, or even a continuation of the current interest rate scenario may continue to have a negative impact on net interest margin, at least in the immediately ensuing periods.

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

#

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

Item 2.

Changes in Securities and Use of Proceeds

The following table presents information about purchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to section 12 of the Securities Exchange Act of 1934 (i.e. the Company’s Common Stock):

2004 Calendar Month	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
January	---	---	---	---
February	7,500	28.600	---	---
March	---	---	---	---
Total	7,500	28.600	---	---

1 All shares purchased during the period were market transactions.  Prior to April 2004 (see Note 2) the last publicly announced plan or program to repurchase shares was a repurchase program authorized by the Board of Directors and announced in 1999.  No shares remain for repurchase under that program.

2 Although at March 31, 2004, there were no shares remaining available for purchase by the Company under publicly announced plans or programs, on April 28, 2004, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the ensuing twelve months in open market or negotiated transactions.  This stock repurchase program (the “2004 Stock Repurchase Program”) was publicly announced in a press release on April 30, 2004.

Item 3.

Defaults Upon Senior Securities - None

#

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held April 28, 2004, shareholders elected the following directors to the classes listed below for each.   The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Jan-Eric O. Bergstedt	2007	8,193,825	110,730	---
Gary C. Dake	2007	8,234,081	70,473	---
Mary-Elizabeth T. FitzGerald	2007	8,198,615	105,940	---
Thomas L. Hoy	2007	8,236,609	67,945	---

Item 5.

Other Information  - None

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Eshibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

(b) Reports on Form 8-K:  Current Report on Form 8-K dated April 20, 2004, which included information regarding the Company’s operating results for the first quarter ended March 31, 2004, furnished pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 6, 2004	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: May 6, 2004	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

#