Form 10-Q
period 2004-06-30
ARROW FINANCIAL CORP
filed 2004-08-06
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2004
Common Stock, par value $1.00 per share	9,806,947

#

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2004

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and Due from Banks	$ 28,641	$ 27,526
Federal Funds Sold	---	5,800
Cash and Cash Equivalents	28,641	33,326
Securities Available-for-Sale	343,374	349,831
Securities Held-to-Maturity (Approximate Fair Value of $109,888 at June 30, 2004 and $110,341 at December 31, 2003)	108,047	105,776
Loans	866,127	855,178
Allowance for Loan Losses	(11,984)	(11,842)
Net Loans	854,143	843,336
Premises and Equipment, Net	14,561	14,174
Other Real Estate and Repossessed Assets, Net	207	180
Goodwill	9,297	9,297
Other Intangible Assets, Net	179	166
Other Assets	21,690	17,834
Total Assets	$1,380,139	$1,373,920
LIABILITIES
Deposits:
Demand	$ 167,768	$ 151,847
Regular Savings, N.O.W. & Money Market Deposit Accounts	634,195	646,544
Time Deposits of $100,000 or More	64,177	65,585
Other Time Deposits	171,527	182,640
Total Deposits	1,037,667	1,046,616
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	46,402	39,515
Other Short-Term Borrowings	1,065	1,421
Federal Home Loan Bank Advances	157,500	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	15,000	15,000
Other Liabilities	14,265	15,503
Total Liabilities	1,271,899	1,268,055
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,086,119 Shares Issued at June 30, 2004 and December 31, 2003)	13,086	13,086
Surplus	114,088	113,335
Undivided Profits	29,454	24,303
Unallocated ESOP Shares (100,159 Shares at June 30, 2004 and 117,964 Shares at December 31, 2003)	(1,502)	(1,769)
Accumulated Other Comprehensive (Loss) Income	(2,026)	1,084
Treasury Stock, at Cost (3,161,074 Shares at June 30, 2004 and 3,189,550 Shares at December 31, 2003)	(44,860)	(44,174)
Total Shareholders’ Equity	108,240	105,865
Total Liabilities and Shareholders’ Equity	$1,380,139	$1,373,920

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,523	$13,863	$25,278	$27,784
Interest on Federal Funds Sold	42	16	62	45
Interest and Dividends on Securities Available-for-Sale	3,491	2,973	7,038	6,285
Interest on Securities Held-to-Maturity	1,006	859	1,986	1,692
Total Interest and Dividend Income	17,062	17,711	34,364	35,806

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	345	501	699	922
Other Deposits	2,671	3,084	5,396	6,363
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	69	91	124	191
Other Short-Term Borrowings	2	2	4	3
Federal Home Loan Bank Advances	1,580	1,715	3,158	3,421
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	284	---	568	---
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	---	119	---	238
Total Interest Expense	4,951	5,512	9,949	11,138
NET INTEREST INCOME	12,111	12,199	24,415	24,668
Provision for Loan Losses	254	405	539	810
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,857	11,794	23,876	23,858

OTHER INCOME
Income from Fiduciary Activities	1,060	927	2,116	1,794
Fees for Other Services to Customers	1,910	1,708	3,595	3,325
Net Gains on Securities Transactions	---	141	210	509
Other Operating Income	165	480	438	659
Total Other Income	3,135	3,256	6,359	6,287

OTHER EXPENSE
Salaries and Employee Benefits	4,778	4,676	9,583	9,426
Occupancy Expense of Premises, Net	699	628	1,394	1,267
Furniture and Equipment Expense	695	746	1,389	1,417
Other Operating Expense	2,001	2,013	3,933	3,968
Total Other Expense	8,173	8,063	16,299	16,078

INCOME BEFORE PROVISION FOR INCOME TAXES	6,819	6,987	13,936	14,067
Provision for Income Taxes	2,121	2,232	4,373	4,506
NET INCOME	$ 4,698	$ 4,755	$ 9,563	$ 9,561

Average Shares Outstanding:
Basic	9,828	9,881	9,825	9,888
Diluted	10,057	10,112	10,056	10,105

Per Common Share:
Basic Earnings	$ .48	$ .48	$ .97	$ .97
Diluted Earnings	.47	.47	.95	.95

Share and Per Share amounts have been restated for the September 2003 five-for-four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,563	---	---	---	9,563
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $40)						(24)		(24)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $4,923)	---	---	---	---	---	(2,960)	---	(2,960)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $210)	---	---	---	---	---	(126)	---	(126)
Other Comprehensive Loss								(3,110)
Comprehensive Income								6,453

Cash Dividends Declared, $.45 per Share	---	---	---	(4,412)	---	---	---	(4,412)
Stock Options Exercised (58,386 Shares)	---	---	106	---	---	---	467	573
Shares Issued Under the Employee Stock Purchase Plan (11,997 Shares)	---	---	206	---	---	---	97	303
Shares Issued Under the Directors’ Stock Plan (1,171 Shares)	---	---	26	---	---	---	10	36
Tax Benefit for Disposition of Stock Options	---	---	158	---	---	---	---	158
Allocation of ESOP Stock (17,805 Shares)	---	---	257	---	267	---	---	524
Purchase of Treasury Stock (43,078 Shares)	---	---	---	---	---	---	(1,260)	(1,260)
Balance at June 30, 2004	13,086,119	$13,086	$114,088	$29,454	$(1,502)	$(2,026)	$(44,860)	$108,240

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,561	---	---	---	9,561
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $900)	---	---	---	---	---	(541)	---	(541)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $509)	---	---	---	---	---	(306)	---	(306)
Other Comprehensive Loss								(847)
Comprehensive Income								8,714

Cash Dividends Declared, $.41 per Share	---	---	---	(4,028)	---	---	---	(4,028)
Stock Options Exercised (41,493 Shares)	---	---	260	---	---	---	294	554
Shares Issued Under the Directors’ Stock Plan (1,100 Shares)	---	---	21	---	---	---	8	29
Shares Issued Under the Employee Stock Purchase Plan (14,374 Shares)	---	---	193	---	---	---	104	297
Tax Benefit for Disposition of Stock Options	---	---	43	---	---	---	---	43
Purchase of Treasury Stock (97,760 Shares)	---	---	---	---	---	---	(2,322)	(2,322)
Balance at June 30, 2003	10,468,895	$10,469	$115,627	$19,144	$(1,822)	$ 2,406	$(41,135)	$104,689

Share and Per Share amounts have been restated for the September 2003 five-for-four stock split.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2004	2003
Operating Activities:
Net Income	$ 9,563	$ 9,561
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	539	810
Depreciation and Amortization	1,618	2,793
Compensation Expense for Allocated ESOP Shares	257	---
Gains on the Sale of Securities Available-for-Sale	(210)	(550)
Losses on the Sale of Securities Available-for-Sale	---	41
Loans Originated and Held-for-Sale	(7,497)	(14,994)
Proceeds from the Sale of Loans Held-for-Sale	7,609	15,366
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(64)	(319)
Tax Benefit for Disposition of Stock Options	158	43
Decrease in Deferred Tax Assets	45	122
Decrease in Interest Receivable	87	184
Decrease in Interest Payable	(127)	(141)
Increase in Other Assets	(2,081)	(918)
(Decrease) Increase in Other Liabilities	(1,111)	4,406
Net Cash Provided By Operating Activities	8,786	16,404
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	20,226	96,541
Proceeds from the Maturities and Calls of Securities Available-for-Sale	36,714	81,117
Purchases of Securities Available-for-Sale	(56,162)	(168,968)
Proceeds from the Maturities of Securities Held-to-Maturity	2,957	1,197
Purchases of Securities Held-to-Maturity	(5,335)	(21,754)
Net Increase in Loans	(11,839)	(38,487)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	431	470
Purchases of Premises and Equipment	(1,052)	(779)
Net Cash Used In Investing Activities	(14,060)	(50,663)
Financing Activities:
Net (Decrease) Increase in Deposits	(8,949)	34,483
Net Increase (Decrease) in Short-Term Borrowings	6,531	(1,297)
Federal Home Loan Bank Advances	20,000	20,000
Federal Home Loan Bank Repayments	(12,500)	(15,000)
Purchases of Treasury Stock	(1,260)	(2,322)
Treasury Stock Issued for Stock-Based Plans	912	880
Allocation of ESOP Shares	267	---
Cash Dividends Paid	(4,412)	(4,028)
Net Cash Provided By Financing Activities	589	32,716
Net Decrease in Cash and Cash Equivalents	(4,685)	(1,543)
Cash and Cash Equivalents at Beginning of Period	33,326	32,141
Cash and Cash Equivalents at End of Period	$ 28,641	$ 30,598
Supplemental Cash Flow Information:
Interest Paid	$10,076	$11,278
Income Taxes Paid	5,244	1,224
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	493	516

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

June 30, 2004

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003; the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003; the changes in shareholders’ equity for the six-month periods ended June 30, 2004 and 2003; and the cash flows for the six-month periods ended June 30, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2003, included in the Company’s 2003 Form 10-K.

2.   Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of June 30, 2004 and December 31, 2003:

	2004	2003
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (294)	$ (271)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(1,732)	1,355
Total Accumulated Other Comprehensive (Loss) Income	$(2,026)	$1,084

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2004 and 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2004:
Basic EPS	$4,698	9,828	$.48
Dilutive Effect of Stock Options	---	229
Diluted EPS	$4,698	10,057	$.47
For the Three Months Ended June 30, 2003:
Basic EPS	$4,755	9,881	$.48
Dilutive Effect of Stock Options	---	231
Diluted EPS	$4,755	10,112	$.47

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2004:
Basic EPS	$9,563	9,825	$.97
Dilutive Effect of Stock Options	---	231
Diluted EPS	$9,563	10,056	$.95
For the Six Months Ended June 30, 2003:
Basic EPS	$9,561	9,888	$.97
Dilutive Effect of Stock Options	---	217
Diluted EPS	$9,561	10,105	$.95

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

There were no options granted in the first six months of 2004.  The weighted-average fair value of options granted during 2003 was $6.49 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 3.28%; expected volatility of 27.2%; risk free interest rate of 3.76%; and expected lives of 7.0 years.  The Company also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase the Company’s common stock at a 15% discount below market price at the time of purchase.  Under SFAS No. 123, the ESPP is considered a compensatory plan and the entire discount is considered to be a compensation expense in the pro forma disclosures set forth below.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income, as Reported	$4,698	$4,755	$9,563	$9,561
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(137)	(107)	(271)	(209)
Pro Forma Net Income	$4,561	$4,648	$9,292	$9,352

Earnings per Share:
Basic - as Reported	$.48	$.48	$.97	$.97
Basic - Pro Forma	.46	.47	.95	.95
Diluted - as Reported	.47	.47	.95	.95
Diluted - Pro Forma	.45	.46	.92	.93

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   The Company had approximately $2.5 million of standby letters of credit on June 30, 2004, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Company’s standby letters of credit at June 30, 2004 was insignificant.

#

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$246	$184	$ 44	$ 38
Interest Cost	346	336	97	96
Expected Return on Plan Assets	(527)	(346)	---	---
Amortization of Prior Service Cost (Credit)	32	89	(17)	(17)
Amortization of Transition Obligation	---	---	10	10
Amortization of Net Loss (Gain)	16	(30)	46	44
Net Periodic Benefit Cost	$113	$233	$180	$171

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$ 492	$368	$ 88	$ 76
Interest Cost	692	672	194	192
Expected Return on Plan Assets	(1,054)	(692)	---	---
Amortization of Prior Service Cost (Credit)	64	178	(34)	(34)
Amortization of Transition Obligation	---	---	20	20
Amortization of Net Loss (Gain)	32	(60)	92	888
Net Periodic Benefit Cost	$ 226	$466	$360	$342

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it does not expect to make a contribution to the qualified defined benefit pension plan during 2004.  The Company expected to contribute $375 to its postretirement benefit plans in 2004.  There has been no change in the Company’s expectations as of June 30, 2004.

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly-owned subsidiary trusts, formed to issue mandatorily redeemable preferred securities (“trust preferred securities”).  The deconsolidation, as of December 31, 2003, results in the derecognition of the trust preferred securities and the recognition of junior subordinated debentures of $15,000 in the Company’s consolidated balance sheet.  The assets of the trusts include cash held at the Company’s subsidiary banks, which aggregate approximately $465 at June 30, 2004 and December 31, 2003, offset by an identical amount representing the Company’s investment, which are included in deposits and other assets, respectively.

Currently, banking regulators allow trust preferred securities as a component of Tier 1 capital.  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.

#

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

July 15, 2004

#

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2004

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

Examples of forward-looking statements in this Report are:

Topic	Page	Location
Impact of changing rates on other time deposits	20	Last paragraph
Impact of changing rates on loans and deposits	22	Fifth paragraph
Inclusion of trust preferred securities in Tier 1 Capital	23	First paragraph
Impact of competition for indirect loans	23	Third to last paragraph
Loan yields in upcoming periods	24	Third to last paragraph
Loan yields in upcoming periods	24	Last paragraph
Inclusion of trust preferred securities in Tier 1 Capital	27	Fifth paragraph
Liquidity	28	Last paragraph
Impact of changing interest rates	37	Fifth paragraph

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

Arrow Financial Corporation (the "Company") is a two-bank holding company headquartered in Glens Falls, New York.  Its banking subsidiaries are Glens Falls National Bank and Trust Company (“GFNB”) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (“SNB”) whose main office is located in Saratoga Springs, New York.  The Company’s principal banking operations are located in the eastern section of New York State, north of Albany.

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 207 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated March 31, 2004.  Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

#

Use of Non-GAAP Financial Measures: The Securities and Exchange Commission (SEC) recently adopted new rules that apply to all public disclosures, including SEC filings made by registered companies, that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies including non-GAAP financial measures in their filings must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures as part of the Company's financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following financial measures which are commonly used by banks in presenting their financial results are also used by the Company.  However, management is unable to predict whether the SEC will regard these or certain other financial measures used by the Company in its normal presentation of financial information as "non-GAAP financial measures" within the meaning of the SEC's rules.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  The Company follows these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  As in the case of net interest income generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  The Company follows these practices.

#

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2003 five-for-four stock split.

	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Net Income	$4,698	$4,865	$4,787	$4,569	$4,755

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	---	126	1	147	85
Net Gains on Sales of Loans	16	52	1	70	206
Recovery Related to Former Vermont Operations	---	46	---	---	---

Period End Shares Outstanding	9,825	9,829	9,779	9,808	9,874
Basic Average Shares Outstanding	9,828	9,822	9,811	9,841	9,881
Diluted Average Shares Outstanding	10,057	10,057	10,057	10,080	10,112
Basic Earnings Per Share	.48	.50	.49	.46	.48
Diluted Earnings Per Share	.47	.48	.48	.45	.47
Cash Dividends	.23	.22	.22	.21	.21
Stock Dividends/Splits	---	---	---	5 for 4	---

Average Assets	$1,396,678	$1,378,752	$1,386,271	$1,344,090	$1,310,826
Average Equity	109,416	108,877	103,955	102,911	103,843
Return on Average Assets, annualized	1.35%	1.42%	1.37%	1.35%	1.46%
Return on Average Equity, annualized	17.27	17.97	18.27	17.61	18.37

Average Earning Assets	$1,329,145	$1,310,769	$1,319,122	$1,279,118	$1,253,422
Average Paying Liabilities	1,111,544	1,100,543	1,109,907	1,069,431	1,054,745
Interest Income, Tax-Equivalent [1]	17,717	17,938	18,402	17,793	18,288
Interest Expense	4,951	4,998	5,256	5,216	5,512
Net Interest Income, Tax-Equivalent [1]	12,766	12,940	13,146	12,577	12,776
Tax-Equivalent Adjustment	655	636	641	629	577
Net Interest Margin [1]	3.86%	3.97%	3.95%	3.90%	4.09%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,173	$ 8,126	$ 8,207	$ 8,200	$ 8,063
Less: Intangible Asset Amortization	(9)	(9)	(10)	(9)	(9)
Net Noninterest Expense	8,164	8,117	8,197	8,191	8,054
Net Interest Income, Tax-Equivalent	12,766	12,940	13,146	12,577	12,776
Noninterest Income	3,135	3,224	2,853	3,207	3,256
Less: Net Securities Gains	---	(210)	(1)	(245)	(141)
Net Gross Income, Adjusted	15,901	15,954	15,998	15,539	15,891
Efficiency Ratio [1]	51.34%	50.88%	51.24%	52.71%	50.68%
Tier 1 Leverage Ratio	8.40%	8.37%	8.14%	8.12%	7.52%
Total Shareholders’ Equity (i.e. Book Value)	$108,240	$111,389	$105,865	$104,097	$104,689
Book Value per Share	11.02	11.33	10.83	10.61	10.60
Intangible Assets	9,476	9,479	9,463	9,799	9,697
Tangible Book Value per Share	10.05	10.37	9.86	9.61	9.62

#

Selected Quarterly Information, Continued:

	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.09%	.10%	.08%	.07%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.12	.13	.11	.19	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.38	1.39	1.38	1.36	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	471.22	550.72	427.37	544.24	578.50
Nonperforming Loans as a Percentage of Period-end Loans	.29	.25	.29	.25	.23
Nonperforming Assets as a Percentage of Period-end Total Assets	.20	.16	.20	.17	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Six Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for September 2003 5-for-4 stock split.

	Jun 2004	Jun 2003
Net Income	$9,563	$9,561

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	126	306
Net Gains on Sales of Loans	68	223
Net Gains on the Sale of Other Real Estate Owned	---	7
Recovery Related to Former Vermont Operations	46	---

Period End Shares Outstanding	9,825	9,874
Basic Average Shares Outstanding	9,825	9,888
Diluted Average Shares Outstanding	10,056	10,105
Basic Earnings Per Share	.97	.97
Diluted Earnings Per Share	.95	.95
Cash Dividends	.45	.41

Average Assets	$1,387,715	$1,299,086
Average Equity	109,147	102,898
Return on Average Assets	1.39%	1.48%
Return on Average Equity	17.62	18.74

Average Earning Assets	$1,319,958	$1,241,731
Average Paying Liabilities	1,106,044	1,046,025
Interest Income, Tax-Equivalent [1]	35,655	36,935
Interest Expense	9,949	11,138
Net Interest Income, Tax-Equivalent [1]	25,706	25,797
Tax-Equivalent Adjustment	1,291	1,129
Net Interest Margin [1]	3.92%	4.19%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 16,299	$ 16,078
Less: Intangible Asset Amortization	(18)	(18)
Net Noninterest Expense	16,281	16,060
Net Interest Income, Tax-Equivalent	25,706	25,797
Noninterest Income	6,359	6,287
Less: Net Securities Gains	(210)	(509)
Net Gross Income, Adjusted	31,855	31,575
Efficiency Ratio [1]	51.11%	50.86%

#

Selected Six Month Period Information, Continued:

	Jun 2004	Jun 2003
Tier 1 Leverage Ratio	8.40%	7.52%
Total Shareholders’ Equity (i.e. Book Value)	$108,240	$104,689
Book Value per Share	11.02	10.60
Intangible Assets	9,476	9,697
Tangible Book Value per Share	10.05	9.62

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.09%	.12%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.13	.20
Allowance for Loan Losses as a Percentage of Period-end Loans	1.38	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	471.22	578.50
Nonperforming Loans as a Percentage of Period-end Loans	.29	.23
Nonperforming Assets as a Percentage of Period-end Total Assets	.20	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2004			2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 18,516	$ 42	0.91%	$ 5,544	$ 16	1.16%

Securities Available-for-Sale:
Taxable	333,637	3,410	4.111	300,798	2,856	3.81
Non-Taxable	11,354	134	4.75	18,220	187	4.12
Securities Held-to-Maturity:
Taxable	274	4	5.87	486	9	7.43
Non-Taxable	105,462	1,515	5.78	78,804	1,264	6.43

Loans	859,902	12,612	5.90	849,570	13,956	6.59

Total Earning Assets	1,329,145	17,717	5.36	1,253,422	18,288	5.85

Allowance For Loan Losses	(11,933)			(11,452)
Cash and Due From Banks	35,209			31,264
Other Assets	44,257			37,592
Total Assets	$1,396,678			$1,310,826

Deposits:
Interest-Bearing NOW Deposits	$ 372,472	1,119	1.21	$ 303,476	1,033	1.37
Regular and Money Market Savings	289,340	470	0.65	273,453	595	0.87
Time Deposits of $100,000 or More	65,411	345	2.12	84,588	501	2.38
Other Time Deposits	176,405	1,082	2.47	197,068	1,456	2.96
Total Interest-Bearing Deposits	903,628	3,016	1.34	858,585	3,585	1.67

Short-Term Borrowings	42,696	71	0.67	39,951	93	0.93
Long-Term Debt	165,220	1,864	4.54	156,209	1,834	4.71
Total Interest-Bearing Liabilities	1,111,544	4,951	1.79	1,054,745	5,512	2.10

Demand Deposits	160,184			136,487
Other Liabilities	15,534			15,751
Total Liabilities	1,287,262			1,206,983
Shareholders’ Equity	109,416			103,843
Total Liabilities and Shareholders’ Equity	$1,396,678			$1,310,826

Net Interest Income (Fully Taxable Basis)		12,766			12,776
Net Interest Spread			3.57			3.75
Net Interest Margin			3.86			4.09

Reversal of Tax-Equivalent Adjustment		(655)	(.20)		(577)	(.18)
Net Interest Income, As Reported		$12,111			$12,199

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2004			2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 13,634	$ 62	0.91%	$ 7,750	$ 45	1.17%

Securities Available-for-Sale:
Taxable	330,378	6,871	4.181	301,016	6,054	4.06
Non-Taxable	11,782	275	4.69	18,170	370	4.11
Securities Held-to-Maturity:
Taxable	285	8	5.64	472	13	5.55
Non-Taxable	105,684	2,980	5.67	76,782	2,486	6.53

Loans	858,195	25,459	5.97	837,541	27,967	6.73

Total Earning Assets	1,319,958	35,655	5.43	1,241,731	36,935	6.00

Allowance For Loan Losses	(11,898)			(11,382)
Cash and Due From Banks	34,642			31,123
Other Assets	45,013			37,614
Total Assets	$1,387,715			$1,299,086

Deposits:
Interest-Bearing NOW Deposits	$ 371,154	2,242	1.21	$ 312,235	2,179	1.41
Regular and Money Market Savings	284,648	917	0.65	269,953	1,219	0.91
Time Deposits of $100,000 or More	66,161	699	2.12	75,254	922	2.47
Other Time Deposits	178,805	2,237	2.52	197,887	2,965	3.02
Total Interest-Bearing Deposits	900,768	6,095	1.36	855,329	7,285	1.72

Short-Term Borrowings	40,166	128	0.64	39,287	194	1.00
Long-Term Debt	165,110	3,726	4.54	151,409	3,659	4.87
Total Interest-Bearing Liabilities	1,106,044	9,949	1.81	1,046,025	11,138	2.15

Demand Deposits	156,373			134,975
Other Liabilities	16,151			15,188
Total Liabilities	1,278,568			1,196,188
Shareholders’ Equity	109,147			102,898
Total Liabilities and Shareholders’ Equity	$1,387,715			$1,299,086

Net Interest Income (Fully Taxable Basis)		25,706			25,797
Net Interest Spread			3.62			3.85
Net Interest Margin			3.92			4.19

Reversal of Tax-Equivalent Adjustment		(1,291)	(.20)		(1,129)	(.18)
Net Interest Income, As Reported		$24,415			$24,668

#

OVERVIEW

The Company reported earnings of $4.698 million for the second quarter of 2004, a decrease of $57 thousand, or 1.2%, as compared to $4.755 million for the second quarter of 2003.  Diluted earnings per share were $.47 for both quarters.  Average shares outstanding were virtually the same for the two periods, representing the offsetting effect of Company stock repurchases against stock issuances under compensatory stock-based plans.  For the first six months of 2004 the Company reported earnings of $9.563 million, an increase of $2 thousand as compared to $9.561 million for the first six months of 2003.  Diluted earnings per share were $.95 for both periods.

Although the Company’s net earnings and earnings per share for the quarter and six month periods just ended were virtually unchanged from last year’s results, total assets and total equity increased between the periods.  Thus returns on average assets and returns on average equity decreased between the periods.

The returns on average assets were 1.35% and 1.46% for the second quarters of 2004 and 2003, respectively, a decrease of 11 basis points, or 7.5%.  The returns on average equity were 17.27% and 18.37% for the second quarters of 2004 and 2003, respectively, a decrease of 110 basis points, or 6.0%.  For the first six months of 2004 the returns on average assets were 1.39% and 1.48%, respectively, a decrease of 9 basis points, or 6.1%.  The returns on average equity were 17.62% and 18.74% for the six months of 2004 and 2003, respectively, a decrease of 112 basis points, or 6.0%.

The principal reason for the declining earnings ratios between the two periods was the decrease in the net interest margin.  For the second quarter of 2004, the net interest margin was 3.86%, down 23 basis points, or 5.6%, from the 4.09% margin for the second quarter of 2003, and down 11 basis points from the 3.97% margin for the first quarter of 2004.

Total assets were $1.4 billion at June 30, 2004, which represented an increase of $6.2 million, or 0.5%, from December 31, 2003, and an increase of $63.0 million, or 4.8%, above the level at June 30, 2003.

During the first six months of 2004 shareholders' equity increased $2.4 million to $108.2 million.  The Company's risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2004 both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2004	Dec 2003	Jun 2003	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ 5,800	$ ---	$ (5,800)	$ ---	(100.0)%	---%
Securities Available-for-Sale	343,374	349,831	314,966	(6,457)	28,408	(1.8)	9.0
Securities Held-to-Maturity	108,047	105,776	95,048	2,271	12,999	2.1	13.7
Loans, Net of Unearned Income (1)	866,127	855,178	848,778	10,949	17,349	1.3	2.0
Allowance for Loan Losses	11,984	11,842	11,518	142	466	1.2	4.0
Earning Assets (1)	1,317,548	1,316,585	1,258,792	963	58,756	0.1	4.7
Total Assets	1,380,139	1,373,920	1,317,158	6,219	62,981	0.5	4.8

Demand Deposits	$ 167,768	$ 151,847	$142,421	$15,921	$ 25,347	10.5	17.8
NOW, Regular Savings & Money Market Deposit Accounts	634,195	646,544	574,286	(12,349)	59,909	(1.9)	10.4
Time Deposits of $100,000 or More	64,177	65,585	80,610	(1,408)	(16,433)	(2.1)	(20.4)
Other Time Deposits	171,527	182,640	195,173	(11,113)	(23,646)	(6.1)	(12.1)
Total Deposits	$1,037,667	$1,046,616	$992,490	$ (8,949)	$ 45,177	(0.9)	4.6
Short-Term Borrowings	$ 47,467	$ 40,936	$ 47,201	$6,531	$ 266	16.0	0.6
Federal Home Loan Bank Advances	157,500	150,000	150,000	7,500	7,500	5.0	5.0
Shareholders' Equity	108,240	105,865	104,689	2,375	3,551	2.2	3.4

(1) Includes Nonaccrual Loans

#

Increases in Sources of Funds:  Decreases in deposit balances of $8.9 million over the first six months of 2004 were more than offset by a $6.5 million increase in short-term borrowings and a net increase of $7.5 million in Federal Home Loan Bank (FHLB) advances.  The Company experienced decreases in all types of deposit accounts except for demand deposits, which increased by $15.9 million, or 10.5% since year-end 2003.  The decrease in total deposits from year-end 2003 was primarily attributable to a $16.9 million decrease in municipal deposit balances, which was offset in part by increases in deposit balances from individuals and businesses.  At June 30, 2004, municipal deposits balances represented 18.0% of total deposits, down from 19.4% at December 31, 2003.  Compared to the totals at June 30, 2003, total deposits increased by $45.2 million, or 4.6%.

Deployment of Funds into Earning Assets:  The Company’s primary use of the increase in the sources of funds from December 31, 2003, cited above, in combination with federal funds balances and cashflows from the investment and loan portfolios was to fund loan growth ($10.9 million, net) and for securities purchases ($61.5 million).

Total loans outstanding increased $10.9 million from December 31, 2003 to June 30, 2004.  The Company’s largest loan segment, indirect automobile financing, continued a trend by decreasing $13.4 million during the period.  This decrease was more than offset by a $14.9 million increase in commercial loan balances, a $4.7 million increase in residential real estate loan balances and by a $4.3 million increase in home equity loan balances.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company’s deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Demand Deposits	$ 160,184	$ 152,562	$ 154,537	$ 153,856	$136,487
Interest-Bearing Demand Deposits	372,472	369,837	365,995	311,470	303,476
Regular and Money Market Savings	289,340	279,957	278,503	282,437	273,453
Time Deposits of $100,000 or More	65,411	66,911	67,012	75,771	84,588
Other Time Deposits	176,405	181,203	184,791	190,336	197,068
Total Deposits	$1,063,812	$1,050,470	$1,050,838	$1,013,870	$995,072

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Demand Deposits	15.1%	14.5%	14.7%	15.2%	13.7%
Interest-Bearing Demand Deposits	35.0	35.2	34.8	30.7	30.5
Regular and Money Market Savings	27.2	26.7	26.5	27.8	27.5
Time Deposits of $100,000 or More	6.1	6.4	6.4	7.5	8.5
Other Time Deposits	16.6	17.2	17.6	18.8	19.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, the Company typically experiences little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances followed this pattern for the first two quarters of 2004.  The average balance on all categories of deposits changed little from the fourth quarter of 2003 to the first quarter of 2004, but all categories except time deposits experienced growth in the second quarter of 2004.

#

In the comparison of average balances between the second quarter of 2004 and the second quarter of 2003, the Company experienced significant growth in all categories of non-maturity deposits, including the following increases: demand deposits - $23.7 million, or 17.4%; interest-bearing demand deposits - $69.0 million, or 22.7%; and regular and money market savings accounts - $15.9 million, or 5.8%.  The average balances of time deposits of $100,000 or more decreased by $19.2 million, or 22.7%, (primarily municipal balances) and the average balances of other time deposits decreased by $20.7 million, or 10.5%.  The decreasing average balance of other time deposits for each progressive quarter from June 2003 to June 2004 continues a trend that the Company and other financial institutions have experienced in low-rate environments where depositors maintain maturing time deposits in non-maturity accounts, presumably until rates start to increase.

In June 2003, the Company opened a new branch in Queensbury, New York.  Otherwise, the increase in deposits between the two periods was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.21	1.22	1.21	1.11	1.37
Regular and Money Market Savings	0.65	0.64	0.69	0.72	0.87
Time Deposits of $100,000 or More	2.12	2.13	2.31	2.32	2.38
Other Time Deposits	2.47	2.56	2.72	2.82	2.96
Total Deposits	1.14	1.18	1.23	1.25	1.46

Key Interest Rate Changes 1999 - 2004

	Primary Rate	Federal
Date	Discount Window	Funds Rate	Prime Rate
June 30, 2004	2.25%	1.25%	4.25%
June 25, 2003	2.00	1.00	4.00
January 9, 2003 (a)	2.25
November 6, 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
(a) The discount window borrowing rate was discontinued in January 2003 and replaced with two rates, a primary credit rate and a secondary credit rate.

The Company’s net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in interest rates and net interest income in immediately ensuing periods.  As prevailing rates have declined, net interest income has increased, in ensuing periods, and vice versa.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

#

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002 and concluded with an additional 25 basis point decrease in June 2003.  As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, which continued throughout 2002, 2003 and into 2004.  However, although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001.  Yields on the loan portfolio continued to decrease through the remainder of 2001 and through all of 2002, 2003 and into 2004 as well.  See the “Loan Trends” section in this Report beginning on page 23, for a more complete analysis of yield trends in the loan portfolio.

During 2003 and 2004, the effect of the Federal Reserve’s rate decreases on the Company’s deposit rates began to diminish, because rates on several of the Company’s deposit products, such as savings and NOW accounts, were already priced at such low levels that further decreases in the rates for such products was not practical or sustainable, although the Company did continue to lower rates slightly certain non-maturity deposit products.  Yields on the loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin for the first time in years.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but for 2003 and 2004 the low rate environment had a negative impact on both net interest income and net interest margin.

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

The net interest margin for the second quarter of 2004 was 3.86%, a decrease of 11 basis points from the net interest margin for the first quarter of 2004.  Yields on average earning assets decreased 14 basis points from the first quarter, while the cost of paying liabilities only decreased 4 basis points.  Management is not able to predict how long it will be before an increase in prevailing rates will result in an increase in the Company’s yield on its earning assets or the cost of its paying liabilities, or whether or for how long the Company’s net interest margin may continue to decrease, adversely affecting earnings.

In both rising and falling rate environments, the Company faces significant competitive pricing pressures in its marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

The Company has borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have maturities of 2 - 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called (typically in a rising rate environment), the Company may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

Management continues to explore and evaluate new non-deposit sources of funds.  In 1999, the Company established a financing vehicle, Arrow Capital Trust I ("ACT I").  ACT I issued so-called trust preferred securities, that is, 30 year guaranteed preferred beneficial interests in ACT I’s assets ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%.  ACT I then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the capital securities (9.5%) and similar in aggregate amount ($5.0 million).  The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004. In July 2003, the Company established a second financing vehicle, Arrow Capital Statutory Trust II ("ACST II") also for the purpose of issuing trust preferred securities.  ACST II issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $10.0 million at a fixed rate of 6.53% until September 30, 2008 (afterwards the rate is variable, set at the three month LIBOR rate plus 3.15%). ACST II then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the ACST II capital securities and similar in aggregate amount.  These securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning September 30, 2008.

#

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

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Commercial and Commercial Real Estate	$200,235	$191,592	$187,447	$188,048	$189,167
Residential Real Estate	280,636	278,785	283,145	268,967	265,684
Home Equity	40,500	38,779	37,403	34,748	31,893
Indirect Consumer Loans	301,972	310,219	320,286	326,796	326,856
Other Consumer Loans [1]	36,559	37,112	36,673	35,698	35,970
Total Loans	$859,902	$856,487	$864,954	$854,257	$849,570

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Commercial and Commercial Real Estate	23.3%	22.5%	21.7%	22.0%	22.3%
Residential Real Estate	32.6	32.5	32.8	31.5	31.3
Home Equity	4.7	4.5	4.3	4.0	3.8
Indirect Consumer Loans	35.1	36.2	37.0	38.3	38.4
Other Consumer Loans	4.3	4.3	4.2	4.2	4.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Indirect Loans: Indirect loans consist principally of auto loans financed through local dealerships where the Company acquires the dealer paper.  In the several years preceding the third quarter of 2001, the indirect consumer loan portfolio  was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio ceased to grow in absolute terms and in the ensuing period has decreased as a percentage of the overall portfolio.  This development was largely the result of aggressive campaigns of zero rate and other subsidized financing commenced by the auto manufacturers in the fall of 2001, which has continued down to the present.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as the Company became more rate competitive, but the average balance of indirect loans was flat for the third quarter of 2003, decreased by $6.5 million during the fourth quarter of 2003, by another $10.1 million during the first quarter of 2004 and decreased by another $8.2 million in the most recent quarter.  However, indirect loans still represent the largest category of loans (35%) in the Company’s loan portfolio.  If the trend continues with auto manufacturers subsidizing their affiliates by offering zero rate loans on sales of vehicles, the Company’s indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the Company’s loan portfolio at June 30, 2004, at 33% of total loans at quarter-end.  This was the fastest growing segment in the Company's loan portfolio for the third and fourth quarters of 2003 and the second fastest for the first two quarters of 2004.  The period of strong demand for residential real estate loans, which began when rates started falling in 2001, started to weaken in the third and fourth quarters of 2003 and into 2004, as refinancing activity began to slow down in the face of flat or rising mortgage rates.

During the first six months of 2004, the Company sold (with servicing retained) $5.3 million of newly originated, low-yielding, fixed rate mortgages with servicing retained by the Company.

#

During 2003 the Company sold (with servicing retained) $15.8 million of low-rate residential real estate loans.  The size of the portfolio in 2003 was also restricted by the securitization of $11.5 million of mortgage loans during the year.  In effect, the securitized loans were not sold but merely transferred to the Company's securities available-for-sale portfolio.

Commercial and Commercial Real Estate Loans: The Company continued to experience strong to moderate demand for commercial loans throughout 2003 and into the first two quarters of 2004, continuing a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the fastest growing segment in the Company’s loan portfolio for the first two quarters of 2004.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Commercial and Commercial Real Estate	6.14%	6.09%	6.32%	6.49%	6.61%
Residential Real Estate	6.08	6.18	6.22	6.41	6.68
Home Equity	4.20	4.25	4.40	4.56	5.02
Indirect Consumer Loans	5.57	5.76	5.95	6.16	6.47
Other Consumer Loans	7.51	7.55	7.90	8.23	8.29
Total Loans	5.90	6.03	6.12	6.33	6.59

In general, the yield (tax-equivalent interest income divided by average loans) on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2004."  Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recent period of declining rates (mid-2001 through June 2004), the Company experienced a time lag between the impact of declining rates on the deposit portfolio (which occurred relatively quickly) and the impact on the loan portfolio, which positively affected the net interest margin during the beginning of this period and then negatively affected the margin in more recent periods.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  The Company's deposit rates began to flatten out in mid-2002, however, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and the first two quarters of 2004.  Thus the yield on the Company’s loan portfolio decreased by 13 basis points in the second quarter of 2004, while the cost of the Company’s interest-bearing deposits only decreased by 4 basis points for the same period.

On June 30, 2004, the Federal Reserve Board ended an uninterrupted four-year period of falling rates with a 25 basis point increase in prevailing rates.  If rates continue to increase in forthcoming periods, as many analysts have forecasted, the Company expects that the yield on the loan portfolio will continue to decline for a time and then start to increase, but will lag behind increases in the cost of deposits.  If so, further reductions in net interest margin may be experienced.

#

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2004	Mar 2004	Dec 2003	Sep 2003	Jun 2003
Loan Balances:
Period-End Loans	$ 866,127	$ 854,958	$ 855,178	$ 867,338	$ 848,778
Average Loans, Year-to-Date	858,195	856,487	848,664	843,174	837,541
Average Loans, Quarter-to-Date	859,902	856,487	864,954	854,257	849,570
Period-End Assets	1,380,139	1,394,285	1,373,920	1,384,193	1,317,158

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,842	$11,842	$11,193	$11,193	$11,193
Provision for Loan Losses, Y-T-D	539	285	1,460	1,215	810
Loans Charged-off	(531)	(259)	(1,153)	(874)	(656)
Recoveries of Loans Previously Charged-off	134	55	342	244	171
Net Charge-offs, Y-T-D	(397)	(204)	(811)	(630)	(485)
Allowance for Loan Losses, End of Period	$11,984	$11,923	$11,842	$11,778	$11,518

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,923	$11,842	$11,778	$11,518	$11,388
Provision for Loan Losses, Q-T-D	254	285	245	405	405
Loans Charged-off	(272)	(259)	(279)	(218)	(368)
Recoveries of Loans Previously Charged-off	79	55	98	73	93
Net Charge-offs, Q-T-D	(193)	(204)	(181)	(145)	(275)
Allowance for Loan Losses, End of Period	$11,984	$11,923	$11,842	$11,778	$11,518

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$2,113	$2,096	$1,822	$1,832	$1,684
Loans Past due 90 Days or More
and Still Accruing Interest	430	69	685	332	307
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,543	2,165	2,507	2,164	1,991
Repossessed Assets	207	115	180	207	198
Other Real Estate Owned	---	---	---	---	---
Total Nonperforming Assets	$2,750	$2,280	$2,687	$2,371	$2,189

Asset Quality Ratios:
Allowance to Nonperforming Loans	471.22%	550.72%	472.37%	544.24%	578.50%
Allowance to Period-End Loans	1.38	1.39	1.38	1.36	1.36
Provision to Average Loans (Quarter)	0.12	0.13	0.11	0.19	0.19
Provision to Average Loans (YTD)	0.13	0.13	0.17	0.19	0.20
Net Charge-offs to Average Loans (Quarter)	0.09	0.10	0.08	0.07	0.13
Net Charge-offs to Average Loans (YTD)	0.09	0.10	0.10	0.10	0.12
Nonperforming Loans to Total Loans	0.29	0.25	0.29	0.25	0.23
Nonperforming Assets to Total Assets	0.20	0.16	0.20	0.17	0.17

#

The Company’s nonperforming assets at June 30, 2004 amounted to $2.8 million, an increase of $63 thousand, or 2.3%, from December 31, 2003.  At period-end, nonperforming assets represented .20% of total assets, well below the March 31, 2004 ratio for the Company’s peer group of .60%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.0 million at June 30, 2004 and represented 0.58% of loans outstanding at that date, as compared to approximately $6.6 million of non-current loans at December 31, 2003, representing 0.78% of loans outstanding at that date.  These non-current loans were composed of approximately $3.8 million of consumer loans, principally indirect automobile loans, $.9 million of residential real estate loans and $322 thousand of commercial loans.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the 1997-2000 period.  The U.S. slid into a mild recession in 2001 which continued throughout 2002, but the economic downturn was not as severe in the Company’s principal geographic market area.  In the "Capital District" in and around Albany and in the area north of the Capital District, including the Company's principal service areas, unemployment remained at or below the national average.  However, since 2001 the unemployment rate in the Company's other service areas including Clinton and Essex Counties, near the Canadian border has been at or above the national average.

The ratio of the 2004 second quarter net charge-offs to average loans (annualized) was .09%, nearly unchanged from the ratio for the first quarter of 2004 and for the full year 2003.  The provision for loan losses was $254 thousand for the second quarter of 2004, compared to a provision of $405 thousand for the second quarter of 2003 and a provision of $285 thousand for the first quarter of 2004.  The provision as a percentage of average loans (annualized) was .12% for the second quarter of 2004, a decrease of 7 basis points from the .19% ratio for the comparable 2003 period.  The decrease in the provision is due primarily to the fact that nonperforming loans, as a percent of total loans outstanding of .29% at June 30, 2004, was unchanged from December 31, 2003.  Also, total loans outstanding at June 30, 2004 had increased $10.9 million from December 31, 2003, whereas total loans outstanding grew at a faster pace in the prior year period, when, at June 30, 2003, loans totaled $848.8 million, an increase of $37.5 million from the balance at December 31, 2002.

The allowance for loan losses at June 30, 2004 amounted to $12.0 million. The ratio of the allowance to outstanding loans at June 30, 2004 was 1.38%, unchanged from December 31, 2003 and 2 basis points higher than this ratio at June 30, 2003.   The allowance as a percent of nonperforming loans was 471.22% at June 30, 2004.

#

CAPITAL RESOURCES

Shareholders' equity increased $2.4 million during the first six months of 2004.  During this period, net income of $9.6 million was offset, in part,  by net unrealized losses on securities available-for-sale (net of tax) of approximately $2.3 million, stock repurchases (net of new stock issuances through compensatory stock-based plans) of $348 thousand and cash dividends of $4.4 million ($.45 per share).  From June 30, 2003 to June 30, 2004, shareholders' equity increased by 3.4%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this Report.

On April 28, 2004 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million ($4.5 million remaining) of the Company’s common stock over the next twelve months in open market or negotiated transactions.  See the stock repurchase table on page 38 of this Report.

The following discussion of capital focuses on regulatory capital ratios, as defined and applied to financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's newly adopted rules governing disclosure of non-GAAP financial measures.  Thus, certain information, which is required to be presented in connection with disclosure of non-GAAP financial measures, need not be provided, and has not been provided, for the regulatory capital measures discussed below.

The Company and its subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock and trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates that banking regulators must take certain remedial actions for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to the organizations' subsidiaries continuing to qualify as "well-capitalized" under these standards.

During July 2003, the Company issued $10 million of trust preferred securities in a private placement, in addition to the $5 million of trust preferred securities issued in 1999.  Currently, banking regulators allow these trust preferred securities to count as a component of Tier 1 capital.  For more detailed information regarding the trust preferred securities, see “Non-Deposit Sources of Funds,” on page 22.

As of June 30, 2004, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.40%	13.35%	14.60%
Glens Falls National Bank & Trust Co.	7.79	12.91	14.16
Saratoga National Bank & Trust Co.	9.00	11.28	14.22

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

#

All capital ratios of the Company and its subsidiary banks at June 30, 2004 were above minimum capital standards for financial institutions.  Additionally, at such date the Company and its subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

The Company’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On July 21, 2004, the Company announced the 2004 third quarter cash dividend of $.23 payable on September 15, 2004.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2003 five-for-four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2003
First Quarter	$22.480	$24.920	$.200
Second Quarter	22.648	26.840	.208
Third Quarter	25.200	28.736	.208
Fourth Quarter	25.950	29.750	.220

2004
First Quarter	$27.610	$31.250	$.220
Second Quarter	$28.250	$30.800	.230
Third Quarter (dividend payable September 15, 2004)			.230

Quarter Ended June 30,	2004	2003
Dividends Per Share	$.23	$.21
Diluted Earnings Per Share	.47	.47
Dividend Payout Ratio	48.94%	44.68%
Total Equity (in thousands)	$108,240	$104,689
Shares Issued and Outstanding (in thousands)	9,825	9,874
Book Value Per Share	$11.02	$10.60
Intangible Assets (in thousands)	$9,476	$9,696
Tangible Book Value Per Share	$10.05	$9.62

LIQUIDITY

Liquidity is measured by the ability of the Company to raise cash when it needs it at a reasonable cost.  The Company must be capable of meeting expected and unexpected obligations to its customers at any time.   Given the uncertain nature of customer demands, the Company must have available sources of funds, on- and off-balance sheet, that can be acquired in time of need.  The Company measures and monitors its basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represent a primary source of balance sheet cash flows.  Certain securities are designated by the Company, at the time of purchase, as available-for-sale.  Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, as well as their yield and maturity.

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  The Company has established overnight and 30 day term lines of credit with the FHLB each in the amount of $58.4 million at June 30, 2004.  If advanced, such lines of credit are collateralized by the Company’s pledge of mortgage-backed securities, loans and FHLB stock.  In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

#

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2004 Compared With

Three Months Ended June 30, 2003

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Jun 2004	Jun 2003	Change	% Change
Net Income	$4,698	$4,755	$(57)	(1.2)%
Diluted Earnings Per Share	.47	.47	---	---
Return on Average Assets	1.35%	1.46%	(.11)%	(7.5)
Return on Average Equity	17.27%	18.37%	(1.10)%	(6.0)

The Company reported earnings of $4.7 million for the second quarter of 2004, a decrease of $57 thousand, or 1.2%, from the second quarter of 2003.   Diluted earnings per share were $.47 for both quarters.  Included in net income are net securities gains, net of tax, of $85 thousand for the 2003 quarter and net gains on the sale of loans to the secondary market of $16 thousand and $206 thousand, net of tax, for the respective 2004 and 2003 quarters.  The principal cause of the period-to-period decrease was a 23 basis point decrease in the net interest margin.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Jun 2004	Jun 2003	Change	% Change
Interest and Dividend Income	$17,717	$18,288	$(571)	(3.1)%
Interest Expense	4,951	5,512	(561)	(10.2)
Net Interest Income	$12,766	$12,776	$ (10)	(0.1)

Taxable Equivalent Adjustment	655	577	78	13.5

Average Earning Assets (1)	$1,329,145	$1,253,422	$75,723	6.0
Average Paying Liabilities	1,111,544	1,054,745	56,799	5.4

Yield on Earning Assets (1)	5.36%	5.85%	(0.49)%	(8.4)
Cost of Paying Liabilities	1.79	2.10	(0.31)	(14.8)
Net Interest Spread	3.57	3.75	(0.18)	(4.8)
Net Interest Margin	3.86	4.09	(0.23)	(5.6)

(1) Includes Nonaccrual Loans

The Company’s net interest income for the second quarter of 2004, on a taxable equivalent basis, was down $10 thousand, or 0.1%, from the second quarter of 2003.  This was due to a decrease in the net interest margin.  The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 4.09% to 3.86%, from the second quarter of 2003 to the second quarter of 2004.  Net interest margin in the second quarter of 2004 was also down 11 basis points from the preceding quarter.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The $75.7 million increase in average earning assets from the second quarter of 2003 to the second quarter of 2004, although significant, was not enough to offset the negative impact of the decrease in net interest margin on net interest income.    The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by the long-term downward trend in prevailing interest rates, and the fact that, as the trend continued in 2003 and 2004, it had a disproportionate impact on earning assets as opposed to interest-bearing liabilities.  This development was discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2004" and “Loan Trends.”

#

The provisions for loan losses were $254 thousand and $405 thousand for the quarters ended June 30, 2004 and 2003, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Jun 2004	Jun 2003	Change	% Change
Income From Fiduciary Activities	$1,060	$ 927	$ 133	14.3%
Fees for Other Services to Customers	1,910	1,708	202	11.8
Net Gains on Securities Transactions	---	141	(141)	(100.0)
Other Operating Income	165	480	(315)	(65.6)
Total Other Income	$3,135	$3,256	$(121)	(3.7)

For the second quarter of 2003, total other income included securities gains of $141 thousand on the sale of $41.7 million of securities available-for-sale (primarily U.S. agency securities).  In the 2004 quarter, by contrast, there were no significant securities sales.  The following table presents sales and purchases in the available-for-sale investment portfolio for the second quarters of 2004 and 2003:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Second Quarter
	2004	2003
Investment Sales
Collateralized Mortgage Obligations	$ ---	$12,832
Other Mortgage-Backed Securities	---	17,552
U.S. Agency Securities	---	9,992
State and Municipal Obligations	---	---
Other	145	1,325
Total Sales	$145	$41,701
Net Gains	$---	$141

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$ ---
Other Mortgage-Backed Securities	30,302	37,840
U.S. Agency Securities	19,892	31,933
State and Municipal Obligations	---	400
Other	5,785	1,534
Total Purchases	$55,979	$71,707

The purchases of U.S. agency securities in the second quarter of 2004 represented a reinvestment of proceeds from the sales of agency securities late in the first quarter of 2004.  The purchases of other mortgage-backed securities in the second quarter of 2004 was funded by normal cashflows from collateralized mortgage obligations and other mortgage-backed securities.

The securities transactions in the 2003 period represented a significant restructuring of the portfolio implemented by management for various strategic reasons, including the ability to replace agency securities with relatively short remaining maturities with those bearing higher yields and longer duration.

#

During the second quarter of 2004, the Company sold $.6 million of newly originated low-rate residential real estate loans in the secondary market with net gains of $26 thousand.  During the second quarter of 2003, the Company sold a much higher dollar amount, $12.5 million, of newly originated residential real estate loans in the secondary market, with net gains of $343 thousand.  The gains were due, in small part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  Net gains on the sales of loans are included in other operating income in the table above.

Income from fiduciary activities totaled $1.1 million for the second quarter of 2004, an increase of $133 thousand, or 14.3%, from the second quarter of 2003.  A principal cause of the increase was the increase in value of trust assets under administration and investment management, which in itself reflected rising prices in the equity markets and significant new business.  The market value of assets under trust administration and investment management at June 30, 2004, amounted to $783.2 million, an increase of $131.7 million, or 20.2%, from June 30, 2003.

Income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds have an aggregate market value of $135.4 million at June 30, 2004.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisers, Inc.  Currently, the funds are held predominately by qualified employee benefit plans.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries and retail customers held $7.9 million in fund balances at June 30, 2004.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, commissions on the sale of mutual funds and servicing income on sold loans) was $1.9 million for the second quarter of 2004, an increase of $202 thousand, or 11.8%, from the 2003 second quarter.  The increase was primarily attributable to: i) increased sales of mutual funds; ii) merchant credit card fee income; and, iii) service charge income on deposit accounts.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  Apart from loan sales, discussed above, the remaining components of other operating income for the second quarter of 2004 were virtually unchanged from the second quarter of 2003.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Jun 2004	Jun 2003	Change	% Change
Salaries and Employee Benefits	$4,778	$4,676	$ 102	2.2%
Occupancy Expense of Premises, Net	699	628	71	11.3
Furniture and Equipment Expense	695	746	(51)	(6.8)
Other Operating Expense	2,001	2,013	(12)	(0.6)
Total Other Expense	$8,173	$8,063	$110	1.4

Efficiency Ratio	51.34%	50.68%	.66%	1.3

Other expense for the second quarter of 2004 was $8.2 million, an increase of $110 thousand, or 1.4%, over the expense for the second quarter of 2003.  For the second quarter of 2004, the Company's efficiency ratio was 51.34%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The Company's efficiency ratio compares favorably to the March 31, 2004 peer group ratio of 62.03%, as set forth in the Federal Reserve Board's "Peer Holding Company Performance Reports."   The Federal Reserve, in calculating banks’ efficiency ratios, excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.

#

Salaries and employee benefits expense increased $102 thousand, or 2.2%, from the second quarter of 2003 to the second quarter of 2004.  The increase in salary expense for the second quarter of 2004 was 2.4% over the second quarter of 2003.  A decrease in pension expense was offset by increases in other benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.38% for the second quarter of 2004, 29 basis points less than the ratio for the Company’s peer group of 1.67% at March 31, 2004.

Occupancy expense was $699 thousand for the second quarter of 2004, a $71 thousand increase, or 11.3%, over the second quarter of 2003.  The increase was primarily attributable to increases in rental expenses and utilities.  Furniture and equipment expense was $695 thousand for the second quarter of 2004, a $51 thousand decrease, or 6.8%, below the second quarter of 2003.  The decrease was primarily attributable to decreases in data processing expenses.

Other operating expense was $2.0 million for the second quarter of 2004, a decrease of $12 thousand, or 0.6%, from the second quarter of 2003.  The decrease was the net effect of increases and decreases spread across a variety of areas of operating expense.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2004	Jun 2003	Change	% Change
Provision for Income Taxes	$2,121	$2,232	$(111)	(5.0)%
Effective Tax Rate	31.10%	31.95%	(0.85)%	(2.7)

The provisions for federal and state income taxes amounted to $2.1 million for the second quarter of 2004 and $2.2 million for the second quarter of 2003.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax exempt securities.

#

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2004 Compared With

Six Months Ended June 30, 2003

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ending
	Jun 2004	Jun 2003	Change	% Change
Net Income	$9,563	$9,561	$2	0.0%
Diluted Earnings Per Share	.95	.95	---	---
Return on Average Assets	1.39%	1.48%	(.09)%	(6.1)
Return on Average Equity	17.62%	18.74%	(1.12)%	(6.0)

The Company reported earnings of $9.6 million for the first six months of 2004, an increase of $2 thousand from the first six months of 2003.   Diluted earnings per share were $.95 for both six month periods.  Included in net income are: (i) net securities gains, net of tax, of $126 thousand and $306 thousand for the respective 2004 and 2003 six month periods; (ii) net gains on the sale of loans to the secondary market of $67 thousand and $223 thousand, net of tax, for the respective 2004 and 2003 six month periods; (iii) a recovery related to the Company’s former Vermont operations of $46 thousand, net of tax, in the 2004 six month period; and, (iv) net gains on the sale of other real estate owned, net of tax, of $7 thousand in the 2003 six month period.

The following narrative discusses the six month to six month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ending
	Jun 2004	Jun 2003	Change	% Change
Interest and Dividend Income	$35,655	$36,935	$(1,280)	(3.5)%
Interest Expense	9,949	11,138	(1,189)	(10.7)
Net Interest Income	$25,706	$25,797	$ (91)	(0.4)

Taxable Equivalent Adjustment	1,291	1,129	162	14.3

Average Earning Assets (1)	$1,387,715	$1,241,731	$145,984	11.8
Average Paying Liabilities	1,106,044	1,046,025	60,019	5.7

Yield on Earning Assets (1)	5.43%	6.00%	(0.57)%	(9.5)
Cost of Paying Liabilities	1.81	2.15	(0.34)	(15.8)
Net Interest Spread	3.62	3.85	(0.23)	(6.0)
Net Interest Margin	3.92	4.19	(0.27)	(6.4)

(1) Includes Nonaccrual Loans

The Company’s net interest income for the first six months of 2004, on a taxable equivalent basis, was $25.7 million, down $91 thousand, or 0.4%, from the first six months of 2003.  Principally this was the result of a diministed net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized), which decreased significantly, from 4.19% to 3.92%, from the first six months of 2003 to the first six months of 2004.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The $146.0 million increase in average earning assets from the first six months of 2003 to the first six months of 2004, although significant, was not enough to offset the negative impact of the decrease in net interest margin on net interest income.  The decrease in both net interest income and net interest margin between the comparable periods was significantly influenced by the long-term downward trend in prevailing interest rates, and the fact that, as the trend continued in 2003 and 2004, it had a disproportionate impact on earning assets as opposed to interest-bearing liabilities.  This development was discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2004" and “Loan Trends.”

#

The provisions for loan losses were $539 thousand and $810 thousand for the six months ended June 30, 2004 and 2003, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Six Months Ending
	Jun 2004	Jun 2003	Change	% Change
Income From Fiduciary Activities	$2,116	$ 1,794	$ 322	17.9%
Fees for Other Services to Customers	3,595	3,325	270	8.1
Net Gains on Securities Transactions	210	509	(299)	(58.7)
Other Operating Income	438	659	(221)	(33.5)
Total Other Income	$6,359	$6,287	$ 72	1.1

For the first six months of 2004, total other income included securities gains of $210 thousand on the sale of $20.0 million of securities available-for-sale (primarily U.S. agency securities).  For the first six months of 2003, total other income included $509 thousand of net securities gains on the sale of $96.0 million of available-for-sale securities (again, primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first six months of 2004 and 2003:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Six Months
	2004	2003
Investment Sales
Collateralized Mortgage Obligations	$ ---	$12,832
Other Mortgage-Backed Securities	---	17,552
U.S. Agency Securities	19,816	63,524
State and Municipal Obligations	---	---
Other	200	2,124
Total Sales	$20,016	$96,032
Net Gains	$210	$509

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$ 40,712
Other Mortgage-Backed Securities	30,302	88,936
U.S. Agency Securities	19,892	36,925
State and Municipal Obligations	111	818
Other	5,857	1,577
Total Purchases	$56,162	$168,968

The purchases of U.S. agency securities in the 2004 period represented a reinvestment of the proceeds from sales of agency securities late in the first quarter of 2004.  The purchases of other mortgage-backed securities in 2004 were funded by normal cashflows from collateralized mortgage obligations and other mortgage-backed securities and a deployment of funds generated through resource growth.

The securities transactions in the 2003 period represented a significant restructuring of the portfolio implemented by management for various strategic reasons, including the ability to replace agency securities with relatively short remaining maturities with those bearing higher yields and longer duration.

#

During the first six months of 2004, the Company sold $5.3 million of newly originated low-rate residential real estate loans in the secondary market with net gains of $112 thousand.  During the first six months of 2003, the Company sold $13.0 million of newly originated residential real estate loans in the secondary market, with net gains of $371 thousand.  In each case, the gains were due, in part, to the fact that market interest rates on residential real estate loans kept falling during the period, but primarily to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  Net gains on the sales of loans are included in other operating income in the table above.

Income from fiduciary activities totaled $2.1 million for the first six months of 2004, an increase of $322 thousand, or 17.9%, from the first six months of 2003.  A principal cause of the increase was the increase in value of trust assets under administration and investment management, which itself reflected higher prices in the equity markets and significant new business.  The market value of assets under trust administration and investment management at June 30, 2004, amounted to $783.2 million, an increase of $131.7 million, or 20.2%, from June 30, 2003.

In both periods, income from fiduciary activities includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds had an aggregate market value of $135.4 million at June 30, 2004.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisers, Inc.  Currently, the funds are held principally by qualified employee benefit plans, although the funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.  Retail customers held $7.9 million in fund balances at June 30, 2004.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, commissions on the sale of mutual funds and servicing income on sold loans) was $3.6 million for the first six months of 2004, an increase of $270 thousand, or 8.1%, from the 2003 first six months.  The increase was primarily attributable to: i) increased sales of mutual funds; ii) merchant credit card fee income; and, iii) service charge income on deposit accounts.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans (discussed above), other real estate owned and other assets.  In the 2004 period, other operating income also included a pre-tax $77 thousand recovery for the Company’s former Vermont operations.  Apart from this gain and the net gain on the sale of loans, the remaining components of other operating income were down slightly from the first six months of 2004 compared to the first six months of 2003.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Six Months Ending
	Jun 2004	Jun 2003	Change	% Change
Salaries and Employee Benefits	$ 9,583	$ 9,426	$ 157	1.7%
Occupancy Expense of Premises, Net	1,394	1,267	127	10.0
Furniture and Equipment Expense	1,389	1,417	(28)	(2.0)
Other Operating Expense	3,933	3,968	(35)	(0.9)
Total Other Expense	$16,299	$16,078	$221	1.4

Efficiency Ratio	51.11%	50.86%	0.25%	0.5

Other expense for the first six months of 2004 was $16.3 million, an increase of $221 thousand, or 1.4%, over the expense for the first six months of 2003.  For the first six months of 2004, the Company's efficiency ratio was 51.11%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The Company's efficiency ratio compares favorably to the March 31, 2004 peer group ratio of 62.03%, as set forth in the Federal Reserve Board's "Peer Holding Company Performance Reports."   The Federal Reserve, in calculating banks’ efficiency ratios, excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.

#

Salaries and employee benefits expense increased $157 thousand, or 1.7%, from the first six months of 2003 to the first six months of 2004.  The increase in salary expense for the first six months of 2004 was 2.8% over the first six months of 2003.  A decrease in pension expense was more than offset by increases in other benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.39% for the first six months of 2004, 28 basis points less than the ratio for the Company’s peer group of 1.67% at March 31, 2004.

Occupancy expense was $1.4 million for the first six months of 2004, a $127 thousand increase, or 10.0%, over the first six months of 2003.  The increase was primarily attributable to increases in rental expenses, depreciation and utilities.  Furniture and equipment expense was $1.4 million for the first six months of 2004, a $28 thousand decrease, or 2.0%, below the first six months of 2003.  The decrease was primarily attributable to decreases in data processing expenses.

Other operating expense was $3.9 million for the first six months of 2004, a decrease of $35 thousand, or 0.9%, from the first six months of 2003.  The decrease was the net effect of increases and decreases spread across a variety of areas of operating expense.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2004	Jun 2003	Change	% Change
Provision for Income Taxes	$4,373	$4,506	$(133)	(3.0)%
Effective Tax Rate	31.38%	32.03%	(0.65)%	(2.0)

The provisions for federal and state income taxes amounted to $4.4 million for the first six months of 2004 and $4.5 million for the first six months of 2003.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax exempt securities.

#

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in the Company's loan portfolio and liquidity risk, discussed earlier, the Company's business activities also generate market risk.  Market risk is the possibility that changes in the market for the Company's products and services, including changes in market rates or prices, will make the Company's position less valuable.  The ongoing monitoring and management of market risk is an important component of the Company's asset/liability management process which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  The Company has not made use of derivatives, such as interest rate swaps, in its risk management process.

Interest rate risk is the most significant market risk affecting the Company.  Interest rate risk is the exposure of the Company's net interest income to changes in interest rates, assuming other variables affecting the Company's business are unchanged. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks (primarily for mortgage-related assets), early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on the Company's consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and assuming that interest-bearing assets and liabilities reprice at their earliest possible repricing date.  Due to the low level of interest rates, the downward shift is currently calculated using only a 100 basis point decrease in interest rates.  A parallel and pro rata shift in rates over a 12 month period is assumed.

The resulting sensitivity analyses reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which initially had a positive effect on the Company's net interest income.  One June 30, 2004 the Federal Reserve Board increased its primary credit rate by 25 basis points to 2.25%.  Management believes there is some likelihood that rates will continue to rise later in 2004.  A rising rate environment is, in the long-term, the most favorable interest rate scenario for the Company.  However, at least in the immediately ensuing periods, rising rates may continue to have a negative impact on net interest margin due to the lag in earning asset repricing over interest-bearing liabilities.

The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, management cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.  The inaccuracy of any of the assumptions use in the analysis may negatively affect the accuracy and validity of the analysis itself.

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

#

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

Item 2.

Changes in Securities and Use of Proceeds

The following table presents information about purchases by the Company during the six months ended June 30, 2004 of equity securities that are registered by the Company pursuant to section 12 of the Securities Exchange Act of 1934 (i.e., the Company’s Common Stock):

2004 Calendar Month	Total Number of Shares Purchased[3]	Average Price Paid Per Share[3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
January	10,279	$27.87	---	$ ---
February	9,889	28.92	---	---
March	15,520	29.96	---	---
April	---	---	---	5,000,000
May	22,017	30.02	17,250	4,479,000
June	14,488	29.14	---	4,479,000
Total	72,193	$29.37	17,250

1 All shares purchased during the period were market transactions.  Prior to April 2004 (see Note 2) the last publicly announced plan or program to repurchase shares was a repurchase program authorized by the Board of Directors and announced in 1999.  No shares remain for repurchase under that program.

2 At March 31, 2004, there were no shares remaining available for purchase by the Company under publicly announced plans or programs.  On April 28, 2004, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the ensuing twelve months in open market or negotiated transactions.  This stock repurchase program (the “2004 Stock Repurchase Program”) was publicly announced in a press release on April 30, 2004.

3 The total number of shares purchased and the average price paid per share in the above table include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "Plan") by the administrator of the Plan.  In accordance with the terms of the Plan, shares used to fund purchases under the Plan may either be acquired in the open market by the Plan administrator or issued directly by the Company.  These shares totaled 14,627 in March and 14,488 in June.

Item 3.

Defaults Upon Senior Securities - None

#

Item 4.

Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held April 28, 2004, shareholders elected the following directors to the Class C of the Board of Directors.   The voting results were as follows:

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

(b) Reports on Form 8-K:  The Current Report on Form 8-K dated July 20, 2004, which included information regarding the Company’s operating results for the second quarter ended June 30, 2004, is furnished herewith pursuant to Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 4, 2004	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: August 4, 2004	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

#