Form 10-Q
period 2004-09-30
ARROW FINANCIAL CORP
filed 2004-11-08
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2004
Common Stock, par value $1.00 per share	10,111,043

#

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2004

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and Due from Banks	$ 38,301	$ 27,526
Federal Funds Sold	5,000	5,800
Cash and Cash Equivalents	43,301	33,326
Securities Available-for-Sale	324,172	349,831
Securities Held-to-Maturity (Approximate Fair Value of $113,073 at September 30, 2004 and $110,341 at December 31, 2003)	109,255	105,776
Loans	876,939	855,178
Allowance for Loan Losses	(12,056)	(11,842)
Net Loans	864,883	843,336
Premises and Equipment, Net	14,878	14,174
Other Real Estate and Repossessed Assets, Net	123	180
Goodwill	9,297	9,297
Other Intangible Assets, Net	181	166
Other Assets	18,703	17,834
Total Assets	$1,384,793	$1,373,920
LIABILITIES
Deposits:
Demand	$ 169,992	$ 151,847
Regular Savings, N.O.W. & Money Market Deposit Accounts	634,805	646,544
Time Deposits of $100,000 or More	75,024	65,585
Other Time Deposits	170,770	182,640
Total Deposits	1,050,591	1,046,616
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	48,167	39,515
Other Short-Term Borrowings	1,870	1,421
Federal Home Loan Bank Advances	139,800	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	15,000	15,000
Other Liabilities	16,214	15,503
Total Liabilities	1,271,642	1,268,055
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,478,703 Shares Issued at September 30, 2004 and 13,086,119 at December 31, 2003)	13,479	13,086
Surplus	125,327	113,335
Undivided Profits	20,746	24,303
Unallocated ESOP Shares (103,164 Shares at September 30, 2004 and 117,964 Shares at December 31, 2003)	(1,502)	(1,769)
Accumulated Other Comprehensive Income	672	1,084
Treasury Stock, at Cost (3,266,621 Shares at September 30, 2004 and 3,189,550 Shares at December 31, 2003)	(45,571)	(44,174)
Total Shareholders’ Equity	113,151	105,865
Total Liabilities and Shareholders’ Equity	$1,384,793	$1,373,920

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,645	$13,542	$37,923	$41,326
Interest on Federal Funds Sold	5	29	67	74
Interest and Dividends on Securities Available-for-Sale	3,414	2,634	10,452	8,919
Interest on Securities Held-to-Maturity	974	959	2,960	2,651
Total Interest and Dividend Income	17,038	17,164	51,402	52,970

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	387	444	1,086	1,366
Other Deposits	2,140	2,739	7,536	9,102
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	125	78	249	269
Other Short-Term Borrowings	1	2	5	5
Federal Home Loan Bank Advances	1,597	1,709	4,755	5,130
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	286	---	854	---
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	---	244	---	482
Total Interest Expense	4,536	5,216	14,485	16,354
NET INTEREST INCOME	12,502	11,948	36,917	36,616
Provision for Loan Losses	205	405	744	1,215
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,297	11,543	36,173	35,401

OTHER INCOME
Income from Fiduciary Activities	1,112	894	3,228	2,688
Fees for Other Services to Customers	1,922	1,747	5,517	5,072
Net (Losses) Gains on Securities Transactions	(9)	245	201	754
Other Operating Income	241	321	679	980
Total Other Income	3,266	3,207	9,625	9,494

OTHER EXPENSE
Salaries and Employee Benefits	5,059	4,831	14,642	14,257
Occupancy Expense of Premises, Net	674	648	2,068	1,915
Furniture and Equipment Expense	655	685	2,044	2,102
Other Operating Expense	1,902	2,036	5,835	6,004
Total Other Expense	8,290	8,200	24,589	24,278

INCOME BEFORE PROVISION FOR INCOME TAXES	7,273	6,550	21,209	20,617
Provision for Income Taxes	2,305	1,981	6,678	6,487
NET INCOME	$ 4,968	$ 4,569	$14,531	$14,130

Average Shares Outstanding:
Basic	10,108	10,136	10,116	10,162
Diluted	10,342	10,383	10,352	10,393

Per Common Share:
Basic Earnings	$ .49	$ .45	$ 1.44	$ 1.39
Diluted Earnings	.48	.44	1.40	1.36

Share and Per Share amounts have been restated for the September 2004 three percent stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	14,531	---	---	---	14,531
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $40)	---	---	---	---	---	(24)	---	(24)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $444)	---	---	---	---	---	(267)	---	(267)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $201)	---	---	---	---	---	(121)	---	(121)
Other Comprehensive Loss								(412)
Comprehensive Income								14,119

3% Stock Dividend	392,584	393	11,032	(11,425)	---	---	---	---
Cash Dividends Declared, $.66 per Share	---	---	---	(6,663)	---	---	---	(6,663)
Stock Options Exercised (76,515 Shares)	---	---	133	---	---	---	600	733
Shares Issued Under the Employee Stock Purchase Plan (18,090 Shares)	---	---	298	---	---	---	143	441
Shares Issued Under the Directors’ Stock Plan (1,206 Shares)	---	---	26	---	---	---	10	36
Tax Benefit for Disposition of Stock Options	---	---	249	---	---	---	---	249
Allocation of ESOP Stock (18,339 Shares)	---	---	254	---	267	---	---	521
Purchase of Treasury Stock (77,199 Shares)	---	---	---	---	---	---	(2,150)	(2,150)
Balance at September 30, 2004	13,478,703	$13,479	$125,327	$20,746	$(1,502)	$ 672	$(45,571)	$113,151

Share and Per Share amounts have been restated for the September 2004 three percent stock dividend.

Included in shares issued for the 3% stock dividend in 2004 were treasury shares of 95,683 and unallocated ESOP shares of 3,539.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

						Accumulated
					Unallo-	Other Com-
					cated	prehensive
	Shares	Common		Undivided	ESOP	(Loss)	Treasury
	Issued	Stock	Surplus	Profits	Shares	Income	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	14,130	---	---	---	14,130
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,882)	---	---	---	---	---	(1,733)	---	(1,733)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $754)	---	---	---	---	---	(453)	---	(453)
Other Comprehensive Loss								(2,186)
Comprehensive Income								11,944

Five for Four Stock Split	2,617,224	2,617	(2,617)	---	---	---	---	---
Cash Dividends Declared, $.60 per Share	---	---	---	(6,068)	---	---	---	(6,068)
Stock Options Exercised (48,179 Shares)	---	---	268	---	---	---	331	599
Shares Issued Under the Directors’ Stock Plan (1,133 Shares)	---	---	21	---	---	---	8	29
Shares Issued Under the Employee Stock Purchase Plan (21,175 Shares)	---	---	282	---	---	---	154	436
Tax Benefit for Disposition of Stock Options	---	---	63	---	---	---	---	63
Purchase of Treasury Stock (180,564 Shares)	---	---	---	---	---	---	(4,308)	(4,308)
Balance at September 30, 2003	13,086,119	$13,086	$113,127	$21,673	$(1,822)	$ 1,067	$(43,034)	$104,097

Share and Per Share amounts have been restated for the September 2004 three percent stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2004	2003
Operating Activities:
Net Income	$ 14,531	$ 14,130
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	744	1,215
Depreciation and Amortization	2,378	4,197
Compensation Expense for Allocated ESOP Shares	254	---
Gains on the Sale of Securities Available-for-Sale	(363)	(980)
Losses on the Sale of Securities Available-for-Sale	162	226
Loans Originated and Held-for-Sale	(9,801)	(17,943)
Proceeds from the Sale of Loans Held-for-Sale	10,355	18,432
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(103)	(416)
Tax Benefit for Disposition of Stock Options	249	63
Increase in Deferred Tax Assets	(47)	(1,842)
Decrease (Increase) in Interest Receivable	87	(265)
Decrease in Interest Payable	(127)	(118)
Increase in Other Assets	(843)	(1,168)
Increase in Other Liabilities	839	2,324
Net Cash Provided By Operating Activities	18,315	17,855
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	34,595	122,360
Proceeds from the Maturities and Calls of Securities Available-for-Sale	47,196	127,487
Purchases of Securities Available-for-Sale	(57,666)	(240,616)
Proceeds from the Maturities of Securities Held-to-Maturity	4,539	1,618
Purchases of Securities Held-to-Maturity	(8,176)	(33,607)
Net Increase in Loans	(23,351)	(57,407)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	678	658
Purchases of Premises and Equipment	(1,695)	(1,240)
Net Cash Used In Investing Activities	(3,880)	(80,747)
Financing Activities:
Net Increase in Deposits	3,975	91,637
Net Increase in Short-Term Borrowings	9,101	1,235
Federal Home Loan Bank Advances	59,800	20,000
Federal Home Loan Bank Repayments	(70,000)	(15,000)
Proceeds From Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	---	10,000
Purchases of Treasury Stock	(2,150)	(4,308)
Treasury Stock Issued for Stock-Based Plans	1,210	1,064
Allocation of ESOP Shares	267	---
Cash Dividends Paid	(6,663)	(6,068)
Net Cash (Used In) Provided By Financing Activities	(4,460)	98,560
Net Increase in Cash and Cash Equivalents	9,975	35,668
Cash and Cash Equivalents at Beginning of Period	33,326	32,141
Cash and Cash Equivalents at End of Period	$ 43,301	$ 67,809
Supplemental Cash Flow Information:
Interest Paid	$14,612	$16,474
Income Taxes Paid	5,837	1,224
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	690	732

See Notes to Unaudited Consolidated Interim Financial Statements.

#

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2004

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003; the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003; the changes in shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003; and the cash flows for the nine-month periods ended September 30, 2004 and 2003.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of the Company for the year ended December 31, 2003, included in the Company’s 2003 Form 10-K.

2.   Accumulated Other Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of September 30, 2004 and December 31, 2003.  Share and per share amounts have been restated for the September 2004 three percent stock dividend.

	2004	2003
Net Unrealized Holding Gains on Securities Available-for-Sale	$ 965	$1,354
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	(293)	(270)
Total Accumulated Other Comprehensive Income	$ 672	$1,084

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2004 and 2003:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2004:
Basic EPS	$4,968	10,108	$.49
Dilutive Effect of Stock Options	---	234
Diluted EPS	$4,968	10,342	$.48
For the Three Months Ended September 30, 2003:
Basic EPS	$4,569	10,136	$.45
Dilutive Effect of Stock Options	---	247
Diluted EPS	$4,569	10,383	$.44

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 2004:
Basic EPS	$14,531	10,116	$1.44
Dilutive Effect of Stock Options	---	236
Diluted EPS	$14,531	10,352	$1.40
For the Nine Months Ended September 30, 2003:
Basic EPS	$14,130	10,162	$1.39
Dilutive Effect of Stock Options	---	231
Diluted EPS	$14,130	10,393	$1.36

#

4.   Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income for stock awards granted under these plans (other than for certain stock appreciation rights attached to options granted in 1992 and earlier, all of which had been exercised as of January 2002), as all awards granted under these plans have been options having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first nine months of 2004.  The Company historically has granted compensatory stock options, when options have been granted, in the fourth quarter of the calendar year.  The weighted-average fair value of options granted during 2003 was $6.30 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: dividend yield of 3.28%; expected volatility of 27.2%; risk free interest rate of 3.76%; and expected lives of 7.0 years.  The Company also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase the Company’s common stock at a 15% discount below market price at the time of purchase.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  Under SFAS No. 123, however, “Accounting for Stock-Based Compensation,” the ESPP is considered a compensatory plan and the entire discount is considered to be a compensation expense in the pro forma disclosures set forth below.    The effects of applying SFAS No. 123 on pro forma net income for prior periods may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation plans.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as Reported	$4,968	$4,569	$14,531	$14,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(133)	(103)	(405)	(311)
Pro Forma Net Income	$4,835	$4,466	$14,126	$13,819

Earnings per Share:
Basic - as Reported	$.49	$.45	$1.44	$1.39
Basic - Pro Forma	.48	.44	1.40	1.36
Diluted - as Reported	.48	.44	1.40	1.36
Diluted - Pro Forma	.47	.43	1.36	1.33

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   The Company had approximately $2.6 million of standby letters of credit on September 30, 2004, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Company’s standby letters of credit at September 30, 2004 was insignificant.

#

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$246	$184	$ 62	$ 38
Interest Cost	346	336	174	96
Expected Return on Plan Assets	(527)	(346)	---	---
Amortization of Prior Service Cost (Credit)	32	89	17	(17)
Amortization of Transition Obligation	---	---	63	10
Amortization of Net Loss (Gain)	16	(30)	43	44
Net Periodic Benefit Cost	$113	$233	$359	$171

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service Cost	$ 738	$ 552	$ 150	$114
Interest Cost	1,038	1,008	368	288
Expected Return on Plan Assets	(1,581)	(1,038)	---	---
Amortization of Prior Service Cost (Credit)	96	267	(17)	(51)
Amortization of Transition Obligation	---	---	83	30
Amortization of Net Loss (Gain)	48	(90)	135	132
Net Periodic Benefit Cost	$ 339	$ 699	$719	$513

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it did not expect to make a contribution to the qualified defined benefit pension plan during 2004, but did expect to contribute $375 to its other postretirement benefit plans in 2004.  There has been no change in the Company’s expectations as of September 30, 2004.

On May 19, 2004, the FASB released FASB Staff Position No. FAS 106-2 “Accounting and for Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  Net periodic benefit costs for postretirement benefits in the tables above do not reflect any amount associated with the subsidy because the Company was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which must adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of the Company’s wholly-owned subsidiary trusts, formed to issue redeemable preferred securities (“trust preferred securities”).  The deconsolidation, as of December 31, 2003, resulted in the derecognition of the trust preferred securities and the recognition of junior subordinated debentures of $15,000 in the Company’s consolidated balance sheet.  The assets of the trusts include cash held at the Company’s subsidiary banks, which aggregate approximately $465 at September 30, 2004 and December 31, 2003, offset by an identical amount representing the Company’s investment, which are included in deposits and other assets, respectively.

Currently, banking regulators allow trust preferred securities, although derecognized under FIN 46 R, to continue to be included in regulatory capital as a component of Tier 1 capital.  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.

#

8.   Management’s Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the accompanying consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of September 30, 2004, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

October 15, 2004

#

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2004

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

Examples of forward-looking statements in this Report are:

Topic	Page	Location
Impact of changing rates on other time deposits	21	Third paragraph
Impact of rising rates on net interest margin, loan yields and deposit rates	23	First paragraph
Inclusion of trust preferred securities in Tier 1 Capital	23	Next to last paragraph
Impact of competition for indirect loans	24	First paragraph under table
Loan yields in upcoming periods	25	First paragraph under table
Loan yields in upcoming periods	25	Last paragraph
Inclusion of trust preferred securities in Tier 1 Capital	28	Fifth paragraph
Liquidity	29	Last paragraph
Impact of changing interest rates	38	Fifth paragraph

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

Peer Group Comparisons: At certain points in the ensuing discussion and analysis, the Company's performance is compared with that of its peer group of financial institutions. Unless otherwise specifically stated, this peer group is the group of 206 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in the Federal Reserve Board's "Bank Holding Company Performance Report" dated June 30, 2004.  Peer group data presented in this report was obtained from the Federal Reserve's Bank Holding Company Performance Report.

#

Use of Non-GAAP Financial Measures: In 2002, the Securities and Exchange Commission (SEC) adopted rules that apply to all public disclosures, including SEC filings, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under these rules, if companies include non-GAAP financial measures in their filings they must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of management's reasons for utilizing the non-GAAP financial measures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following financial measures, which are commonly used by banks in presenting their financial results, are also used by the Company in its public disclosures and SEC filings, including this Report.  However, management is unable to predict whether the SEC will regard these or certain other financial measures used by the Company as "non-GAAP financial measures" within the meaning of the SEC's rules.

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

#

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share and per share amounts have been restated for the September 2004 three percent stock dividend.

	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Net Income	$4,968	$4,698	$4,865	$4,787	$4,569

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	(5)	---	126	1	147
Net Gains on Sales of Loans	43	16	52	1	70
Recovery Related to Former Vermont Operations	---	---	46	---	---

Period End Shares Outstanding	10,109	10,120	10,124	10,072	10,102
Basic Average Shares Outstanding	10,108	10,123	10,116	10,105	10,136
Diluted Average Shares Outstanding	10,342	10,358	10,358	10,358	10,383
Basic Earnings Per Share	.49	.46	.48	.47	.45
Diluted Earnings Per Share	.48	.45	.46	.46	.44
Cash Dividends	.22	.22	.21	.21	.20
Stock Dividends/Splits	3%	---	---	---	5 for 4

Average Assets	$1,387,233	$1,396,678	$1,378,752	$1,386,271	$1,344,090
Average Equity	110,619	109,416	108,877	103,955	102,911
Return on Average Assets, annualized	1.42%	1.35%	1.42%	1.37%	1.35%
Return on Average Equity, annualized	17.87	17.27	17.97	18.27	17.61

Average Earning Assets	$1,317,910	$1,329,145	$1,310,769	$1,319,122	$1,279,118
Average Paying Liabilities	1,086,762	1,111,544	1,100,543	1,109,907	1,069,431
Interest Income, Tax-Equivalent [1]	17,670	17,717	17,938	18,402	17,793
Interest Expense	4,536	4,951	4,998	5,256	5,216
Net Interest Income, Tax-Equivalent [1]	13,134	12,766	12,940	13,146	12,577
Tax-Equivalent Adjustment	632	655	636	641	629
Net Interest Margin [1]	3.96%	3.86%	3.97%	3.95%	3.90%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 8,290	$ 8,173	$ 8,126	$ 8,207	$ 8,200
Deduct: Intangible Asset Amortization	(9)	(9)	(9)	(10)	(9)
Net Noninterest Expense	8,281	8,164	8,117	8,197	8,191
Net Interest Income, Tax-Equivalent	13,134	12,766	12,940	13,146	12,577
Noninterest Income	3,266	3,135	3,224	2,853	3,207
Add (Deduct): Net Securities Losses (Gains)	9	---	(210)	(1)	(245)
Net Gross Income, Adjusted	16,409	15,901	15,954	15,998	15,539
Efficiency Ratio [1]	50.47%	51.34%	50.88%	51.24%	52.71%
Tier 1 Leverage Ratio	8.62%	8.40%	8.37%	8.14%	8.12%
Total Shareholders’ Equity (i.e. Book Value)	$113,151	$108,240	$111,389	$105,865	$104,097
Book Value per Share	11.19	10.70	11.00	10.51	10.30
Intangible Assets	9,478	9,476	9,479	9,463	9,799
Tangible Book Value per Share	10.26	9.76	10.07	9.57	9.33

#

Selected Quarterly Information, Continued:

	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Net Loans Charged-off as a Percentage of Average Loans, annualized	.06%	.09%	.10%	.08%	.07%
Provision for Loan Losses as a Percentage of Average Loans, annualized	.09	.12	.13	.11	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.37	1.38	1.39	1.38	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	382.73	471.22	550.72	427.37	544.24
Nonperforming Loans as a Percentage of Period-end Loans	.36	.29	.25	.29	.25
Nonperforming Assets as a Percentage of Period-end Total Assets	.24	.20	.16	.20	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Nine Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share and per share amounts have been restated for September 2004 three percent stock dividend.

	Sep 2004	Sep 2003
Net Income	$14,531	$14,130

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	121	453
Net Gains on Sales of Loans	111	293
Net Gains on the Sale of Other Real Estate Owned	---	7
Recovery Related to Former Vermont Operations	47	---

Period End Shares Outstanding	10,109	10,102
Basic Average Shares Outstanding	10,116	10,162
Diluted Average Shares Outstanding	10,352	10,393
Basic Earnings Per Share	1.44	1.39
Diluted Earnings Per Share	1.40	1.36
Cash Dividends	.66	.60

Average Assets	$1,387,553	$1,314,252
Average Equity	109,641	102,902
Return on Average Assets, annualized	1.40%	1.44%
Return on Average Equity, annualized	17.70	18.36

Average Earning Assets	$1,319,270	$1,254,330
Average Paying Liabilities	1,099,570	1,053,913
Interest Income, Tax-Equivalent [1]	53,325	54,728
Interest Expense	14,485	16,354
Net Interest Income, Tax-Equivalent [1]	38,840	38,374
Tax-Equivalent Adjustment	1,923	1,758
Net Interest Margin [1]	3.93%	4.09%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 24,589	$ 24,278
Deduct: Intangible Asset Amortization	(28)	(28)
Net Noninterest Expense	24,561	24,250
Net Interest Income, Tax-Equivalent	38,840	38,374
Noninterest Income	9,625	9,494
Deduct: Net Securities Gains	(201)	(754)
Net Gross Income, Adjusted	48,264	47,114
Efficiency Ratio [1]	50.89%	51.47%

#

Selected Nine Month Period Information, Continued:

	Sep 2004	Sep 2003
Tier 1 Leverage Ratio	8.62%	8.12%
Total Shareholders’ Equity (i.e. Book Value)	$113,151	$104,097
Book Value per Share	11.19	10.30
Intangible Assets	9,478	9,799
Tangible Book Value per Share	10.26	9.33

Net Loans Charged-off as a Percentage of Average Loans, annualized	.08%	.10%
Provision for Loan Losses as a Percentage of Average Loans, annualized	.12	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.37	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	382.73	544.24
Nonperforming Loans as a Percentage of Period-end Loans	.36	.25
Nonperforming Assets as a Percentage of Period-end Total Assets	.24	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2004			2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 1,418	$ 5	1.40%	$ 12,477	$ 29	0.92%

Securities Available-for-Sale:
Taxable	325,100	3,339	4.09	295,717	2,538	3.41
Non-Taxable	10,782	126	4.65	14,838	161	4.30
Securities Held-to-Maturity:
Taxable	439	5	4.53	433	3	2.75
Non-Taxable	106,602	1,461	5.45	101,396	1,424	5.57

Loans	873,569	12,734	5.80	854,257	13,638	6.33

Total Earning Assets	1,317,910	17,670	5.33	1,279,118	17,793	5.52

Allowance For Loan Losses	(11,992)			(11,634)
Cash and Due From Banks	37,473			34,167
Other Assets	43,842			42,439
Total Assets	$1,387,233			$1,344,090

Deposits:
Interest-Bearing NOW Deposits	$ 309,544	625	0.80	$ 311,470	870	1.11
Regular and Money Market Savings	298,104	509	0.68	282,437	515	0.72
Time Deposits of $100,000 or More	71,558	387	2.15	75,771	444	2.32
Other Time Deposits	171,166	1,006	2.34	190,336	1,354	2.82
Total Interest-Bearing Deposits	850,372	2,527	1.18	860,014	3,183	1.47

Short-Term Borrowings	55,433	126	0.90	46,917	80	0.68
Long-Term Debt	180,957	1,883	4.14	162,500	1,953	4.77
Total Interest-Bearing Liabilities	1,086,762	4,536	1.66	1,069,431	5,216	1.94

Demand Deposits	172,793			153,856
Other Liabilities	17,059			17,892
Total Liabilities	1,276,614			1,241,179
Shareholders’ Equity	110,619			102,911
Total Liabilities and Shareholders’ Equity	$1,387,233			$1,344,090

Net Interest Income (Fully Taxable Basis)		13,134			12,577
Net Interest Spread			3.67			3.58
Net Interest Margin			3.96			3.90

Reversal of Tax-Equivalent Adjustment		(632)	(.19)		(629)	(.20)
Net Interest Income, As Reported		$12,502			$11,948

#

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2004			2003
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 9,532	$ 67	0.94%	$ 9,343	$ 74	1.06%

Securities Available-for-Sale:
Taxable	328,606	10,210	4.15	299,230	8,591	3.84
Non-Taxable	11,446	401	4.68	17,047	531	4.16
Securities Held-to-Maturity:
Taxable	336	13	5.17	459	17	4.95
Non-Taxable	105,993	4,441	5.60	85,077	3,910	6.14

Loans	863,357	38,193	5.91	843,174	41,605	6.60

Total Earning Assets	1,319,270	53,325	5.40	1,254,330	54,728	5.83

Allowance For Loan Losses	(11,929)			(11,467)
Cash and Due From Banks	35,593			32,149
Other Assets	44,619			39,240
Total Assets	$1,387,553			$1,314,252

Deposits:
Interest-Bearing NOW Deposits	$ 350,468	2,867	1.09	$ 311,977	3,049	1.31
Regular and Money Market Savings	289,166	1,426	0.66	274,160	1,733	0.85
Time Deposits of $100,000 or More	67,973	1,086	2.13	75,428	1,366	2.42
Other Time Deposits	176,240	3,243	2.46	195,342	4,320	2.96
Total Interest-Bearing Deposits	883,847	8,622	1.30	856,907	10,468	1.63

Short-Term Borrowings	45,292	254	0.75	41,859	274	0.88
Long-Term Debt	170,431	5,609	4.40	155,147	5,612	4.84
Total Interest-Bearing Liabilities	1,099,570	14,485	1.76	1,053,913	16,354	2.07

Demand Deposits	161,886			141,338
Other Liabilities	16,456			16,099
Total Liabilities	1,277,912			1,211,350
Shareholders’ Equity	109,641			102,902
Total Liabilities and Shareholders’ Equity	$1,387,553			$1,314,252

Net Interest Income (Fully Taxable Basis)		38,840			38,374
Net Interest Spread			3.64			3.76
Net Interest Margin			3.93			4.09

Reversal of Tax-Equivalent Adjustment		(1,923)	(.19)		(1,758)	(.19)
Net Interest Income, As Reported		$36,917			$36,616

#

OVERVIEW

The Company reported earnings of $4.968 million for the third quarter of 2004, an increase of $399 thousand, or 8.7%, as compared to $4.569 million for the third quarter of 2003.  Diluted earnings per share were $.48 and $.44 for the respective quarters.  For the first nine months of 2004 the Company reported earnings of $14.531 million, an increase of $401 thousand, or 2.8%, as compared to $14.130 million for the first nine months of 2003.  Diluted earnings per share were $1.40 and $1.36 for the respective periods.

The returns on average assets were 1.42% and 1.35% for the third quarters of 2004 and 2003, respectively, an increase of 7 basis points, or 5.2%.  The returns on average equity were 17.87% and 17.61% for the third quarters of 2004 and 2003, respectively, an increase of 26 basis points, or 1.5%.  For the first nine months of 2004 and 2003 the returns on average assets were 1.40% and 1.44%, respectively, a decrease of 4 basis points, or 2.8%.  The returns on average equity were 17.70% and 18.36% for the first nine months of 2004 and 2003, respectively, a decrease of 66 basis points, or 3.6%.

The principal reason for the declining returns between the two nine-month periods was the decrease in the net interest margin.  For the first nine months of 2004, the net interest margin was 3.93%, down 16 basis points, or 3.9%, from the 4.09% margin for the first nine months of 2003.  In the third quarter comparison, however, net interest margin for the 2004 quarter at 3.96% was 6 basis points higher than the margin of 3.90% for the third quarter of 2003 and this was the primary reason for the increase in the returns on average assets and equity between the two quarters.

Total assets were $1.385 billion at September 30, 2004, which represented an increase of $10.9 million, or 0.8%, from December 31, 2003, but was virtually unchanged from the level at September 30, 2003.

During the first nine months of 2004 shareholders' equity increased $7.3 million to $113.2 million.  The Company's risk-based capital ratios and Tier 1 leverage ratio increased during the period and continued to exceed regulatory minimum requirements at period-end.  At September 30, 2004 both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of the Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2004	Dec 2003	Sep 2003	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 5,000	$ 5,800	$ 29,400	$ (800)	$(24,400)	(13.8)%	(83.0)%
Securities Available-for-Sale	324,172	349,831	311,407	(25,659)	12,765	(7.3)	4.1
Securities Held-to-Maturity	109,255	105,776	106,449	3,479	2,806	3.3	2.6
Loans, Net of Unearned Income (1)	876,939	855,178	867,338	21,761	9,601	2.5	1.1
Allowance for Loan Losses	12,056	11,842	11,778	214	278	1.8	2.4
Earning Assets (1)	1,315,366	1,316,585	1,314,594	(1,219)	772	(0.1)	0.1
Total Assets	1,384,793	1,373,920	1,384,193	10,873	600	0.8	0.0

Demand Deposits	$ 169,992	$ 151,847	$ 157,672	$18,145	$ 12,320	11.9	7.8
NOW, Regular Savings & Money Market Deposit Accounts	634,805	646,544	633,392	(11,739)	1,413	(1.8)	0.2
Time Deposits of $100,000 or More	75,024	65,585	71,772	9,439	3,252	14.4	4.5
Other Time Deposits	170,770	182,640	186,808	(11,870)	(16,038)	(6.5)	(8.6)
Total Deposits	$1,050,591	$1,046,616	$1,049,644	$ 3,975	$ 947	0.4	0.1
Short-Term Borrowings	$ 50,037	$ 40,936	$ 49,733	$9,101	$ 304	22.2	0.6
Federal Home Loan Bank Advances	139,800	150,000	150,000	(10,200)	(10,200)	(6.8)	(6.8)
Shareholders' Equity	113,151	105,865	104,097	7,286	9,054	6.9	8.7

(1) Includes Nonaccrual Loans

#

Changes in Sources of Funds:  Total deposits, the Company’s primary source of funds, increased $4.0 million from the balance at year-end 2003.  Significant developments within the deposit portfolio included the following items:

•

Municipal deposits comprised 18.4% of all deposits at September 30, 2004.  Compared to year-end 2003, municipal deposits were down $10.2 million, reflecting the seasonal variation in municipal deposit balances and the outflow of funds due to the expiration of two contractual relationships involving certain municipal deposits.  Compared to the September 30, 2003 level, municipal deposits were up $3.0 million, or 1.6%.  The relatively flat level of municipal deposits compared to the year-earlier total was influenced, in part, by management’s decision to take a less aggressive posture in bidding for certain municipal deposits.  The renewal of two large, high-cost accounts totaling $30.7 million was not aggressively pursued by the Company in the beginning of the third quarter of 2004.

•

Demand deposits continued a pattern of strong growth, increasing $18.1 million, or 12.0% from December 31, 2003.  This increase was attributable to the Company’s existing branch network.

Since December 31, 2003, other short-term borrowings (primarily repurchase agreements) increased $9.1 million and retained earnings during the period added another $7.9 million to the Company’s sources of funds.  During the nine-month period, the balance of FHLB borrowings decreased $10.2 million.

Deployment of Funds into Earning Assets:  In addition to deposits, borrowings and shareholders’ equity as sources of funds, the Company also received during the nine-month period, as usual, a steady stream of maturing loans and investments.  After deployment or redeployment of funds received, the Company experienced a shift in the mix of earning assets during the period from the investment portfolio to the loan portfolio.  The balance of securities available-for-sale decreased $25.7 million while loan balances outstanding increased $21.8 million.

The Company’s largest loan segment, indirect automobile financing, continued a trend by decreasing $5.9 million during the period.  This decrease was more than offset by a $14.1 million increase in commercial loan balances and a $15.4 million increase in residential real estate loan balances compared to year-end 2003.

Deposit Trends

The following two tables provide information on trends in the balance and mix of the Company’s deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Demand Deposits	$ 172,793	$ 160,184	$ 152,562	$ 154,537	$ 153,856
Interest-Bearing NOW Deposits	309,544	372,472	369,837	365,995	311,470
Regular and Money Market Savings	298,104	289,340	279,957	278,503	282,437
Time Deposits of $100,000 or More	71,558	65,411	66,911	67,012	75,771
Other Time Deposits	171,166	176,405	181,203	184,791	190,336
Total Deposits	$1,023,165	$1,063,812	$1,050,470	$1,050,838	$1,013,870

Percentage of Average Quarterly Deposits

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Demand Deposits	16.9%	15.1%	14.5%	14.7%	15.2%
Interest-Bearing NOW Deposits	30.3	35.0	35.2	34.8	30.7
Regular and Money Market Savings	29.1	27.2	26.7	26.5	27.8
Time Deposits of $100,000 or More	7.0	6.1	6.4	6.4	7.5
Other Time Deposits	16.7	16.6	17.2	17.6	18.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

#

For a variety of reasons, including the seasonality of municipal deposits, the Company typically experiences little net deposit growth in the first quarter of the year, but more significant growth in the second and third quarters.  Deposit balances followed this pattern for the first two quarters of 2004, but due primarily to the adoption of a more conservative approach to certain municipal deposits, discussed above, average deposit balances fell from the second quarter of 2004 to the third quarter of 2004.

In the comparison of average balances between the third quarter of 2004 and the third quarter of 2003, growth in demand deposits and savings accounts more than offset decreases in NOW and time deposits.

The average balances of time deposits of $100,000 or more decreased by $4.2 million, or 5.6%, (primarily municipal balances) and the average balances of other time deposits decreased by $19.2 million, or 10.1%.  The steady decrease in the average balance of other time deposits over the September 2003 to September 2004 period continues a trend that the Company and other financial institutions have experienced in low-rate environments where depositors reallocate maturing time deposits to non-maturity accounts, presumably until rates start to increase.

In June 2003, the Company opened a new branch in Queensbury, New York.  Otherwise, the increase in deposits between the two periods was achieved through the Company's existing base of branches.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing NOW Deposits	0.80	1.21	1.22	1.21	1.11
Regular and Money Market Savings	0.68	0.65	0.64	0.69	0.72
Time Deposits of $100,000 or More	2.15	2.12	2.13	2.31	2.32
Other Time Deposits	2.34	2.47	2.56	2.72	2.82
Total Deposits	0.98	1.14	1.18	1.23	1.25

Key Interest Rate Changes 1999 - 2004

	Primary Rate	Federal
Date	Discount Window	Funds Rate	Prime Rate
September 21, 2004	2.75%	1.75%	4.75%
August 10, 2004	2.50	1.50	4.50
June 30, 2004	2.25	1.25	4.25
June 25, 2003	2.00	1.00	4.00
January 9, 2003 (a)	2.25
November 6, 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
(a) The discount window borrowing rate was discontinued in January 2003 and replaced with two rates, a primary credit rate and a secondary credit rate.

#

The Company’s net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and the Company’s net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased, in immediately ensuing periods, and vice versa.  The following analysis of the relationship between prevailing rates and the Company’s net interest margin and net interest income covers the period from 1999 to the present.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as the Company experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002 and followed with an additional 25 basis point decrease in September 2003.  As a result, the Company experienced a decrease in the cost of deposits in all quarters of 2001, which continued throughout 2002, 2003 and into 2004.  However, although decreases in deposit rates began to be experienced in the first quarter of 2001, the Company did not experience a decrease in the average yield in its loan portfolio until the second quarter of 2001.  More importantly, although yields on the loan portfolio continued to decrease through the remainder of 2001 and through all of 2002, 2003 and into 2004 as well, the decrease in loan yield trailed, or lagged behind, the decrease in the cost of deposits throughout the 2001-2003 period.

During 2003 and 2004, the effect of the Federal Reserve’s rate decreases on the Company’s deposit rates began to diminish, because rates on several of the Company’s deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on the loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but for 2003 and 2004 the low rate environment had a negative impact on net interest margin.

The net interest margin for the full year of 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

The net interest margin for the first quarter of 2004 was 3.97%, an increase of 2 basis points from the net interest margin for the fourth quarter of 2003.  However, in the first quarter of 2004, both the yields on average earning assets and the cost of paying liabilities decreased slightly from the fourth quarter of 2003.

The net interest margin for the second quarter of 2004 was 3.86%, a decrease of 11 basis points from the net interest margin for the first quarter of 2004.  Yields on average earning assets decreased 14 basis points from the first quarter, while the cost of paying liabilities only decreased 4 basis points.

As the table above indicates, the Federal Reserve reversed direction in the second and third quarters of 2004 and began to increase prevailing rates with three successive 25 basis point increases in the federal funds rate.  This change in direction did not immediately impact either the Company’s cost of paying liabilities or its yield on earning assets, both because of normal time-lag in the responsiveness of such rates and for reasons unique to the Company’s portfolios.  The change in the mix of the Company’s total deposits in the third quarter of 2004, reflecting the de-emphasis on certain high cost municipal deposits discussed above, had an impact on net interest margin for the third quarter of 2004, which increased by 6 basis points to 3.96% from the second quarter of 2004.  The cost of all NOW accounts fell from 1.21% for the second quarter of 2004 to .80% for the third quarter of 2004.  The yield on earning assets, meanwhile, only decreased 3 basis points from the prior quarter.

#

Generally however, by the end of the third quarter 2004, the three 25 basis point increases in the target federal funds rate between June 2004 and September 2004, started to have the expected impact on net interest margin.  Rates paid on new time deposits, by the end of the quarter, were higher than the rates on maturing time deposits.  Also, the Company increased the rates paid on the high tiers of money market checking and savings accounts in the third quarter of 2004.  Putting further pressure on net interest margin was the fact that increases in yields on earning assets, expected to lag behind deposit rate increases, in fact were not increasing by quarter-end.  Yields on loan originations were below yields on maturing loans resulting in a decreased yield on earning assets.  Management is not able to predict how long it will be before an increase in prevailing rates will result in an increase in the Company’s yield on its earning assets, or whether or for how long the Company’s net interest margin may continue to decrease, adversely affecting earnings.

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

Management continues to explore and evaluate new non-deposit sources of funds.  In 1999, the Company established a financing vehicle, Arrow Capital Trust I ("ACT I").  ACT I issued so-called trust preferred securities, that is, 30 year guaranteed preferred beneficial interests in ACT I’s assets ("capital securities") in the aggregate amount of $5.0 million at a fixed rate of 9.5%.  ACT I then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the capital securities (9.5%) and similar in aggregate amount ($5.0 million).  The debentures and capital securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning December 31, 2004.  In July 2003, the Company established a second financing vehicle, Arrow Capital Statutory Trust II ("ACST II") also for the purpose of issuing trust preferred securities.  ACST II issued 30 year guaranteed preferred beneficial interests in junior subordinated debentures of the Company ("capital securities") in the aggregate amount of $10.0 million at a fixed rate of 6.53% until September 30, 2008 (afterwards the rate is variable, set at the three month LIBOR rate plus 3.15%). ACST II then used the proceeds from the sale of the capital securities to acquire as its primary asset junior subordinated debentures issued by the Company, bearing the same interest rate as the ACST II capital securities and similar in aggregate amount ($10 million).  These securities are redeemable (subject to any required regulatory approval) at the option of the Company beginning September 30, 2008.

Currently, the Company’s ACT I and ACST II capital securities, with associated expense that is tax deductible, qualify as Tier I capital of the Company under regulatory definitions, despite recent changes in the accounting for such securities under GAAP (See Note 7 to the Notes to Unaudited Consolidated Interim Financial Statements, above).  The Company cannot predict whether trust preferred securities will continue to be allowed as a component of Tier 1 capital in future periods.

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

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Commercial and Commercial Real Estate	$202,967	$200,235	$191,592	$187,447	$188,048
Residential Real Estate	284,273	280,636	278,785	283,145	268,967
Home Equity	43,041	40,500	38,779	37,403	34,748
Indirect Consumer Loans	305,746	301,972	310,219	320,286	326,796
Other Consumer Loans [1]	37,542	36,559	37,112	36,673	35,698
Total Loans	$873,569	$859,902	$856,487	$864,954	$854,257

Percentage of Quarterly Average Loans

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Commercial and Commercial Real Estate	23.2%	23.3%	22.5%	21.7%	22.0%
Residential Real Estate	32.6	32.6	32.5	32.8	31.5
Home Equity	4.9	4.7	4.5	4.3	4.0
Indirect Consumer Loans	35.0	35.1	36.2	37.0	38.3
Other Consumer Loans	4.3	4.3	4.3	4.2	4.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Indirect Loans: Indirect loans consist principally of auto loans financed through local dealerships where the Company acquires the dealer paper.  For several years preceding the third quarter of 2001, the indirect consumer loan portfolio was the fastest growing segment of the Company's loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the period since 2001, however, this segment of the portfolio generally has ceased to grow in absolute terms and has decreased as a percentage of the overall portfolio.  This development was largely the result of aggressive campaigns of zero rate and other subsidized financing commenced by the auto manufacturers in the fall of 2001, and continuing down to the present.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth, but the average balance of indirect loans was flat for the third quarter of 2003, and then decreased by $6.5 million during the fourth quarter of 2003, another $10.1 million during the first quarter of 2004 and by another $8.2 million during the second quarter of 2004.  Indirect loans increased by $3.8 million in the third quarter of 2004, but management is unable to predict if increases will continue to be experienced in future periods.  Indirect loans still represent the largest category of loans (35%) in the Company’s loan portfolio.  If the auto manufacturers continue to subsidize their affiliates by offering zero rate loans on sales of vehicles, the Company’s indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of the Company’s loan portfolio at September 30, 2004, at 33% of total loans at quarter-end.  This was the fastest growing segment in the Company's loan portfolio for the third and fourth quarters of 2003 and the second fastest for the first three quarters of 2004.  The period of strong demand for residential real estate loans, which began when rates started falling in 2001, started to weaken in the third and fourth quarters of 2003 and into 2004, as refinancing activity began to slow down in the face of flat or rising mortgage rates.

During the first nine months of 2004, the Company sold $7.9 million of newly originated, low-yielding, fixed rate mortgages with servicing retained by the Company.

During all of 2003 the Company sold (with servicing retained) $15.8 million of low-rate residential real estate loans.  The size of the portfolio in 2003 was also restricted by the securitization of $11.5 million of mortgage loans during the year.  In effect, the securitized loans were not sold but merely transformed into securities held in the Company's securities available-for-sale portfolio.

#

Commercial and Commercial Real Estate Loans: The Company continued to experience moderate to strong demand for commercial loans throughout 2003 and into the first three quarters of 2004, (although the demand moderated somewhat in the third quarter of 2004), continuing a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  This loan category represented the fastest growing segment in the Company’s loan portfolio for the first two quarters of 2004.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Commercial and Commercial Real Estate	6.24%	6.14%	6.09%	6.32%	6.49%
Residential Real Estate	5.98	6.08	6.18	6.22	6.41
Home Equity	4.33	4.20	4.25	4.40	4.56
Indirect Consumer Loans	5.35	5.57	5.76	5.95	6.16
Other Consumer Loans	7.42	7.51	7.55	7.90	8.23
Total Loans	5.80	5.90	6.03	6.12	6.33

In general, the yield (tax-equivalent interest income divided by average loans) on the Company's loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as discussed above under the heading "Key Interest Rate Changes 1999 - 2004."  Management expects that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from mid-2001 to the end of June 2004), the Company experienced a time lag between the impact of declining rates on the deposit portfolio (which occurred relatively quickly) and the impact on the loan portfolio, which positively affected the net interest margin during the beginning of this period and then negatively affected the margin in more recent periods.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  The Company's deposit rates began to flatten out in mid-2002, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and the first two quarters of 2004, with the cost of deposits decreasing only slightly, if at all, and loan yields decreasing somewhat faster.  Thus the yield on the Company’s loan portfolio decreased by 13 basis points in the second quarter of 2004, while the cost of the Company’s interest-bearing deposits only decreased by 4 basis points for the same period.

On June 30, 2004, the Federal Reserve Board ended an uninterrupted four-year period of falling rates with a 25 basis point increase in prevailing rates, followed by additional 25 basis point increases in August and September 2004.  If rates continue to increase in forthcoming periods, as many analysts have forecasted, management expects that the Company’s cost of deposits will begin to increase, on average, while the yield on the loan portfolio may continue to decline or remain flat for a time and then start to increase, with a time lag behind increases in the cost of deposits.  If so, the Company may experience further reductions in net interest margin in forthcoming periods.

#

Asset Quality

The following table presents information related to the Company's allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2004	Jun 2004	Mar 2004	Dec 2003	Sep 2003
Loan Balances:
Period-End Loans	$ 876,939	$ 866,127	$ 854,958	$ 855,178	$ 867,338
Average Loans, Year-to-Date	863,357	858,195	856,487	848,664	843,174
Average Loans, Quarter-to-Date	873,569	859,902	856,487	864,954	854,257
Period-End Assets	1,384,793	1,380,139	1,394,285	1,373,920	1,384,193

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,842	$11,842	$11,842	$11,193	$11,193
Provision for Loan Losses, Y-T-D	744	539	285	1,460	1,215
Loans Charged-off	(726)	(531)	(259)	(1,153)	(874)
Recoveries of Loans Previously Charged-off	196	134	55	342	244
Net Charge-offs, Y-T-D	(530)	(397)	(204)	(811)	(630)
Allowance for Loan Losses, End of Period	$12,056	$11,984	$11,923	$11,842	$11,778

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$11,984	$11,923	$11,842	$11,778	$11,518
Provision for Loan Losses, Q-T-D	205	254	285	245	405
Loans Charged-off	(195)	(272)	(259)	(279)	(218)
Recoveries of Loans Previously Charged-off	62	79	55	98	73
Net Charge-offs, Q-T-D	(133)	(193)	(204)	(181)	(145)
Allowance for Loan Losses, End of Period	$12,056	$11,984	$11,923	$11,842	$11,778

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$2,839	$2,113	$2,096	$1,822	$1,832
Loans Past due 90 Days or More
and Still Accruing Interest	311	430	69	685	332
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	3,150	2,543	2,165	2,507	2,164
Repossessed Assets	123	207	115	180	207
Other Real Estate Owned	---	---	---	---	---
Total Nonperforming Assets	$3,273	$2,750	$2,280	$2,687	$2,371

Asset Quality Ratios:
Allowance to Nonperforming Loans	382.73%	471.22%	550.72%	472.37%	544.24%
Allowance to Period-End Loans	1.37	1.38	1.39	1.38	1.36
Provision to Average Loans (Quarter)	0.09	0.12	0.13	0.11	0.19
Provision to Average Loans (YTD)	0.12	0.13	0.13	0.17	0.19
Net Charge-offs to Average Loans (Quarter)	0.06	0.09	0.10	0.08	0.07
Net Charge-offs to Average Loans (YTD)	0.08	0.09	0.10	0.10	0.10
Nonperforming Loans to Total Loans	0.36	0.29	0.25	0.29	0.25
Nonperforming Assets to Total Assets	0.24	0.20	0.16	0.20	0.17

#

The Company’s nonperforming assets at September 30, 2004 amounted to $3.3 million, an increase of $586 thousand, or 21.8%, from December 31, 2003.  The increase was attributable to one loan (a $515 thousand loan, with a 75% Small Business Administration (SBA) guarantee) put on nonaccrual at the end of the quarter.  At period-end, nonperforming assets represented only .24 of total assets, well below the June 30, 2004 ratio for the Company’s peer group of .59%.

The balance of other non-current loans, where interest income was still being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $4.1 million at September 30, 2004 and represented 0.46% of loans outstanding at that date, as compared to approximately $6.6 million of non-current loans at December 31, 2003, representing 0.78% of loans outstanding at that date.  These non-current loans were composed of approximately $3.6 million of consumer loans, principally indirect automobile loans, $260 thousand of residential real estate loans and $160 thousand of commercial loans.

The percentage of the Company's performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in the Company's geographic market area of northeastern New York State.  In general, the economy in this area has been stable in the 2000-2004 period.  The U.S. slid into a mild recession in 2001 which continued throughout 2002, but the economic downturn was not as severe in the Company’s principal geographic market area, the "Capital District" in and around Albany and the area north of the Capital District.  In this area, unemployment remained at or below the national average.  However, in the Company's other service areas including Clinton and Essex Counties, near the Canadian border, the unemployment rate since 2001 has been at or above the national average.

The ratio in third quarter 2004 of net charge-offs to average loans (annualized) was .06%, below the ratio for the first two quarters of 2004 and for the full year 2003.  The provision for loan losses was $205 thousand for the third quarter of 2004, compared to a provision of $405 thousand for the third quarter of 2003 and a provision of $254 thousand for the second quarter of 2004.  The provision as a percentage of average loans (annualized) was .09% for the third quarter of 2004, a decrease of 10 basis points from the .19% ratio for the comparable 2003 period.  The decrease in the provision is due primarily to the fact that in the first nine months of 2004 total loans outstanding had increased by only $21.8 million, or 2.5%, whereas in the comparable prior year period total loans outstanding grew at a considerably faster pace, by $56.0 million, or 6.9%.  Although the ratio of nonperforming loans to total loans at September 30, 2004 increased to .36% from .29% at the end of the second quarter of 2004, the increase was primarily attributable to the SBA guaranteed loan cited in the first paragraph above.

The allowance for loan losses at September 30, 2004 amounted to $12.1 million. The ratio of the allowance to outstanding loans at September 30, 2004 was 1.37%, virtually unchanged from December 31, 2003 and September 30, 2003.  The allowance as a percent of nonperforming loans was 382.73% at September 30, 2004.

#

CAPITAL RESOURCES

Shareholders' equity increased $7.3 million, or 6.9%, during the first nine months of 2004.  During this period, net income of $14.5 million was offset, in part, by net unrealized losses on securities available-for-sale (net of tax) of approximately $267 thousand, stock repurchases (net of new stock issuances through compensatory stock-based plans) of $940 thousand and cash dividends of $6.7 million ($.66 per share).  From September 30, 2003 to September 30, 2004, shareholders' equity increased by 8.7%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this Report.

On April 28, 2004 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of the Company’s common stock over the next twelve month period in open market or negotiated transactions.  At September 30, 2004, $3.7 million of this $5.0 million remained available for additional repurchases.  See the stock repurchase table on page 39 of this Report.

The following discussion of capital focuses on regulatory capital requirements, as defined and applied to financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted from the definition of "non-GAAP financial measures" in the SEC's rules governing disclosure of such financial measures.

The Company and its banking subsidiaries are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings and a limited amount of permanent preferred stock and trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates that banking regulators must take certain remedial actions for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to the organizations' subsidiaries continuing to qualify as "well-capitalized" under these standards.

During July 2003, the Company issued $10 million of trust preferred securities in a private placement, in addition to the $5 million of trust preferred securities issued in 1999.  Currently, banking regulators allow trust preferred securities to be included in regulatory capital as a component of Tier 1 capital, subject to certain limitations.  For more detailed information regarding the Company’s trust preferred securities, see “Non-Deposit Sources of Funds,” on page 23.

As of September 30, 2004, the Tier 1 leverage and risk-based capital ratios for the Company and its subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.62%	13.54%	14.80%
Glens Falls National Bank & Trust Co.	8.03	13.10	14.35
Saratoga National Bank & Trust Co.	9.29	11.78	14.74

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of the Company and its subsidiary banks at September 30, 2004 were above minimum capital standards for financial institutions.  Additionally, at such date the Company and its subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

#

The Company’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq, restated to reflect the September 2004 three percent stock dividend.

On October 27, 2004, the Company announced the 2004 fourth quarter cash dividend of $.23 payable on December 15, 2004.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2004 three percent stock dividend.)

			Cash Dividends Declared

	Sales Price
	Low	High
2003
First Quarter	$21.825	$24.194	$.194
Second Quarter	21.988	26.058	.202
Third Quarter	24.466	27.899	.202
Fourth Quarter	25.194	28.883	.214

2004
First Quarter	$26.806	$30.340	$.214
Second Quarter	27.427	29.903	.223
Third Quarter	25.748	31.544	.223
Fourth Quarter (dividend payable December 15, 2004)			.230

Quarter Ended September 30,	2004	2003
Dividends Per Share	$.223	$.202
Diluted Earnings Per Share	.48	.44
Dividend Payout Ratio	46.46%	45.91%
Total Equity (in thousands)	$113,151	$104,097
Shares Issued and Outstanding (in thousands)	10,109	10,102
Book Value Per Share	$11.19	$10.30
Intangible Assets (in thousands)	$9,478	$9,799
Tangible Book Value Per Share	$10.26	$9.33

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

In addition to liquidity arising from on-balance sheet cash flows, the Company has supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  The Company has established an overnight and a 30 day term line of credit with the FHLB each in the amount of $58.9 million at September 30, 2004.  If advanced, such lines of credit are collateralized by the Company’s pledge of mortgage-backed securities, loans and FHLB stock.  In addition, the Company has in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also has identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

The Company is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect or make material demands on the Company's liquidity in upcoming periods.

#

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2004 Compared With

Three Months Ended September 30, 2003

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Sep 2004	Sep 2003	Change	% Change
Net Income	$4,968	$4,569	$399	8.7%
Diluted Earnings Per Share	.48	.44	.04	9.1
Return on Average Assets	1.42%	1.35%	0.07%	5.2
Return on Average Equity	17.87%	17.61%	0.26%	1.5

The Company reported earnings of $5.0 million for the third quarter of 2004, an increase of $399 thousand, or 8.7%, from the third quarter of 2003.   Diluted earnings per share were $.48 and $.44 for the respective quarters.  Included in net income are net securities losses, net of tax, of $5 thousand for the 2004 quarter, net securities gains, net of tax of $147 for the third quarter of 2003 and net gains on the sale of loans to the secondary market of $43 thousand and $70 thousand, net of tax, for the respective 2004 and 2003 quarters.  The principal cause of the period-to-period increase was a 6 basis point increase in the net interest margin, largely reflecting a shift in the mix within the deposit portfolio, and a corresponding $557 thousand increase in net interest income.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Sep 2004	Sep 2003	Change	% Change
Interest and Dividend Income	$17,670	$17,793	$(123)	(0.7)%
Interest Expense	4,536	5,216	(680)	(13.0)
Net Interest Income	$13,134	$12,577	$ 557	4.4

Taxable Equivalent Adjustment	632	629	3	0.5

Average Earning Assets (1)	$1,317,910	$1,279,118	$38,792	3.0
Average Paying Liabilities	1,086,762	1,069,431	17,331	1.6

Yield on Earning Assets (1)	5.33%	5.52%	(0.19)%	(3.4)
Cost of Paying Liabilities	1.66	1.94	(0.28)	(14.4)
Net Interest Spread	3.67	3.58	0.09	2.5
Net Interest Margin	3.96	3.90	0.06	1.5

(1) Includes Nonaccrual Loans

The Company’s net interest income for the third quarter of 2004, on a taxable equivalent basis, improved $557 thousand, or 4.4%, from the third quarter of 2003.  This was due to an increase in the net interest margin, which was primarily attributable to changes in municipal deposit balances discussed on page 20 of this report in the section “Changes in Sources of Funds.”  The Company’s net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased from 3.90% to 3.96%, from the third quarter of 2003 to the third quarter of 2004.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The $38.8 million increase in average earning assets from the third quarter of 2003 to the third quarter of 2004 also had a positive impact on net interest income.  Net interest income, however, continues to be significantly influenced by changes in the prevailing interest rate environment, and the fact that if prevailing rates remain low or begin trending upward, the Company will likely experience continuing pressure on its net interest margin.  This issue was discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2004" and “Loan Trends.”

#

The provisions for loan losses were $205 thousand and $405 thousand for the quarters ended September 30, 2004 and 2003, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2004	Sep 2003	Change	% Change
Income From Fiduciary Activities	$1,112	$ 894	$ 218	24.4%
Fees for Other Services to Customers	1,922	1,747	175	10.0
Net (Losses) Gains on Securities Transactions	(9)	245	(254)	(103.7)
Other Operating Income	241	321	(80)	(24.9)
Total Other Income	$3,266	$3,207	$ 59	1.8

For the third quarter of 2004, total other income included securities losses of $9 thousand on the sale of $14.4 million of securities available-for-sale.  For the 2003 quarter, total other income included securities gains of $245 thousand on the sale of $25.6 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the third quarters of 2004 and 2003:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Third Quarter
	2004	2003
Investment Sales
Collateralized Mortgage Obligations	$ 5,103	$19,561
Other Mortgage-Backed Securities	5,047	---
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	4,238	6,012
Total Sales	$14,388	$25,573
Net (Losses) Gains	$(9)	$245

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$ 65,410
Other Mortgage-Backed Securities	---	---
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	1,504	6,267
Total Purchases	$1,504	$71,677

The securities transactions in the 2003 period reflected management’s decision to undertake a significant restructuring of the portfolio for various strategic reasons, including the ability to replace agency securities having relatively short remaining maturities with other securities bearing higher yields and longer duration.

#

During the third quarter of 2004, the Company sold $2.6 million of newly originated low-rate residential real estate loans in the secondary market with net gains of $72 thousand.  During the third quarter of 2003, the Company sold $2.8 million of newly originated residential real estate loans in the secondary market, with net gains of $117 thousand.  The gains were primarily due to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  Net gains on the sales of loans are included in other operating income in the table above.

Income from fiduciary activities totaled $1.1 million for the third quarter of 2004, an increase of $218 thousand, or 24.4%, from the third quarter of 2003.  A principal cause of the increase was the increase in value of trust assets under administration and investment management, itself a reflection of higher prices in the equity markets, as well as significant new business.  The market value of assets under trust administration and investment management at September 30, 2004, amounted to $795.3 million, an increase of $124.1 million, or 18.5%, from September 30, 2003.  The trust division administers funds placed with the Company by third party providers of 401(k) retirement plans.  Beginning in the fourth quarter of 2004, one of those providers will begin administering those funds itself.  Management estimates that the reduction in trust assets and the related revenues less direct expenses will be approximately $36.0 million and $39 thousand, respectively.

The income from fiduciary activities referenced above includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds had an aggregate market value of $138.5 million at September 30, 2004.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisers, Inc.  Currently, the funds are held predominately by qualified employee benefit plans.  The funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.  Retail customers held $9.2 million in fund balances at September 30, 2004.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) was $1.9 million for the third quarter of 2004, an increase of $175 thousand, or 10.0%, from the 2003 third quarter.  The increase was primarily attributable to: i) increased referral fees; ii) merchant credit card fee income; and, iii) service charge income on deposit accounts.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  The decrease in other operating income from the third quarter of 2003 to the third quarter of 2004 was principally due to the decrease in net gains on the sale of loans discussed above.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sep 2004	Sep 2003	Change	% Change
Salaries and Employee Benefits	$5,059	$4,831	$ 228	4.7%
Occupancy Expense of Premises, Net	674	648	26	4.0
Furniture and Equipment Expense	655	685	(30)	(4.4)
Other Operating Expense	1,902	2,036	(134)	(6.6)
Total Other Expense	$8,290	$8,200	$ 90	1.1

Efficiency Ratio	50.47%	52.71%	2.24%	(4.2)

Other expense for the third quarter of 2004 was $8.3 million, an increase of $90 thousand, or 1.1%, over the expense for the third quarter of 2003.  For the third quarter of 2004, the Company's efficiency ratio was 50.47%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion of this financial measure on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The Company's efficiency ratio compares favorably to the June 30, 2004 peer group ratio of 61.52%, as set forth in the Federal Reserve Board's "Peer Holding Company Performance Reports."   The Federal Reserve, in calculating banks’ efficiency ratios, excludes net securities gains or losses, but does not exclude intangible asset amortization from its calculation.

#

Salaries and employee benefits expense increased $228 thousand, or 4.7%, from the third quarter of 2003 to the third quarter of 2004.  The increase in salary expense for the third quarter of 2004 was 2.5% over the third quarter of 2003.  A slight decrease in pension expense was more than offset by increases in other benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for the third quarter of 2004, 19 basis points less than the annualized ratio for the Company’s peer group for the first six months of 2004 of 1.64%.

Occupancy expense was $674 thousand for the third quarter of 2004, a $26 thousand increase, or 4.0%, over the third quarter of 2003.  The increase was primarily attributable to increases in rental expenses and real estate taxes.  Furniture and equipment expense was $655 thousand for the third quarter of 2004, a $30 thousand decrease, or 4.4%, below the third quarter of 2003.  The decrease was primarily attributable to decreases in equipment maintenance expenses.

Other operating expense was $1.9 million for the third quarter of 2004, a decrease of $134 thousand, or 6.6%, from the third quarter of 2003.  The decrease was the net effect of increases and decreases spread across a variety of areas of operating expense, none of which were significant.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2004	Sep 2003	Change	% Change
Provision for Income Taxes	$2,305	$1,981	$324	16.4%
Effective Tax Rate	31.69%	30.24%	1.45%	4.8

The provisions for federal and state income taxes amounted to $2.3 million for the third quarter of 2004 and $2.0 million for the third quarter of 2003.  The increase in the effective tax rate was primarily attributable to the increase in pre-tax income from taxable sources without a commensurate increase in income from tax exempt securities.

#

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2004 Compared With

Nine Months Ended September 30, 2003

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ending
	Sep 2004	Sep 2003	Change	% Change
Net Income	$14,531	$14,130	$401	2.8%
Diluted Earnings Per Share	1.40	1.36	.04	2.9
Return on Average Assets	1.40%	1.44%	(.04)%	(2.8)
Return on Average Equity	17.70%	18.36%	(0.66)%	(3.6)

The Company reported earnings of $14.5 million for the first nine months of 2004, an increase of $401 thousand from the first nine months of 2003.   Diluted earnings per share were $1.40 and $1.36 for the respective nine month periods.  Included in net income are: (i) net securities gains, net of tax, of $121 thousand and $453 thousand for the respective 2004 and 2003 nine month periods; (ii) net gains on the sale of loans to the secondary market of $111 thousand and $293 thousand, net of tax, for the respective 2004 and 2003 nine month periods; (iii) a recovery related to the Company’s former Vermont operations of $47 thousand, net of tax, in the 2004 nine month period; and, (iv) net gains on the sale of other real estate owned, net of tax, of $7 thousand in the 2003 nine month period.

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ending
	Sep 2004	Sep 2003	Change	% Change
Interest and Dividend Income	$53,325	$54,728	$(1,403)	(2.6)%
Interest Expense	14,485	16,354	(1,869)	(11.4)
Net Interest Income	$38,840	$38,374	$ 466	1.2

Taxable Equivalent Adjustment	1,923	1,758	165	9.4

Average Earning Assets (1)	$1,319,270	$1,254,330	$64,940	5.2
Average Paying Liabilities	1,099,570	1,053,913	45,657	4.3

Yield on Earning Assets (1)	5.40%	5.83%	(0.43)%	(7.4)
Cost of Paying Liabilities	1.76	2.07	(0.31)	(15.0)
Net Interest Spread	3.64	3.76	(0.12)	(3.2)
Net Interest Margin	3.93	4.09	(0.16)	(3.9)

(1) Includes Nonaccrual Loans

The Company’s net interest income for the first nine months of 2004, on a taxable equivalent basis, was $38.8 million, an increase of  $466 thousand, or 1.2%, from the first nine months of 2003.  Principally this growth was driven by an increase in average earning assets, which more than offset the negative impact of a reduction in the net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized).  The net interest margin decreased significantly between the periods, from 4.09% to 3.93%.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Average earning assets increased by $64.9 million from the first nine months of 2003 to the first nine months of 2004, while paying liabilities only increased by $45.7 million.  The decrease in net interest margin between the comparable periods was significantly influenced by the long-term downward movement in prevailing interest rates, and the fact that, as this movement approached bottom in 2003 and through June 2004, it had a greater impact on earning assets than on interest-bearing liabilities.  This development was discussed previously in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2004" and “Loan Trends.”

#

The provisions for loan losses were $744 thousand and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Nine Months Ending
	Sep 2004	Sep 2003	Change	% Change
Income From Fiduciary Activities	$3,228	$2,688	$ 540	20.1%
Fees for Other Services to Customers	5,517	5,072	445	8.8
Net Gains on Securities Transactions	201	754	(553)	(73.3)
Other Operating Income	679	980	(301)	(30.7)
Total Other Income	$9,625	$9,494	$ 131	1.4

For the first nine months of 2004, total other income included net securities gains of $201 thousand on the sale of $34.4 million of securities available-for-sale (primarily U.S. agency securities).  For the first nine months of 2003, total other income included $754 thousand of net securities gains on the sale of $121.6 million of available-for-sale securities (again, primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first nine months of 2004 and 2003:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Nine Months
	2004	2003
Investment Sales
Collateralized Mortgage Obligations	$ 5,103	$ 32,393
Other Mortgage-Backed Securities	5,047	17,552
U.S. Agency Securities	19,816	63,524
State and Municipal Obligations	---	---
Other	4,428	8,137
Total Sales	$34,394	$121,606
Net Gains	$201	$754

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$106,122
Other Mortgage-Backed Securities	30,302	88,901
U.S. Agency Securities	19,892	36,925
State and Municipal Obligations	111	818
Other	7,361	7,850
Total Purchases	$57,666	$240,616

The purchases of U.S. agency securities in the 2004 nine-month period represented a reinvestment of the proceeds from sales of agency securities late in the first quarter of 2004.  The purchases of other mortgage-backed securities in 2004 were funded by normal cashflows from collateralized mortgage obligations and other mortgage-backed securities and a deployment of funds generated from deposits and borrowings.

The securities transactions in the 2003 period represented a significant restructuring of the portfolio implemented by management for various strategic reasons, including the ability to replace agency securities having relatively short remaining maturities with securities bearing higher yields and longer duration.

#

During the first nine months of 2004, the Company sold $7.4 million of newly originated low-rate residential real estate loans in the secondary market with net gains of $184 thousand.  During the first nine months of 2003, the Company sold $15.6 million of newly originated residential real estate loans in the secondary market, with net gains of $488 thousand.  In each case, the gains were primarily due to the fact that the Company was able to write loans with yields slightly higher than those required by the secondary market.  Net gains on the sales of loans are included in other operating income in the table above.

Income from fiduciary activities totaled $3.2 million for the first nine months of 2004, an increase of $540 thousand, or 20.1%, from the first nine months of 2003.  A principal cause of the increase was the increase in value of trust assets under administration and investment management, which itself reflected higher prices in the equity markets and significant new business.  The market value of assets under trust administration and investment management at September 30, 2004, amounted to $795.3 million, an increase of $124.1 million, or 18.5%, from September 30, 2003.

In both periods, the income from fiduciary activities reported above includes income from funds under investment management in the Company-advised North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  These funds had an aggregate market value of $138.5 million at September 30, 2004.  The funds were introduced in March 2001, and are advised by the Company’s subsidiary, North Country Investment Advisers, Inc.  Currently, the funds are held principally by qualified employee benefit plans, although the funds are also offered on a retail basis at most of the branch locations of the Company’s banking subsidiaries.  Retail customers held $9.2 million in fund balances at September 30, 2004.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) was $5.5 million for the first nine months of 2004, an increase of $445 thousand, or 8.8%, from the 2003 first nine months.  The increase was primarily attributable to: i) increased referral fees; ii) merchant credit card fee income; and, iii) service charge income on deposit accounts.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans (discussed above), other real estate owned and other assets.  In the 2004 period, other operating income also included a pre-tax $77 thousand recovery relating to the Company’s former Vermont operations.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Nine Months Ending
	Sep 2004	Sep 2003	Change	% Change
Salaries and Employee Benefits	$14,642	$14,257	$ 385	2.7%
Occupancy Expense of Premises, Net	2,068	1,915	153	8.0
Furniture and Equipment Expense	2,044	2,102	(58)	(2.8)
Other Operating Expense	5,835	6,004	(169)	(2.8)
Total Other Expense	$24,589	$24,278	$ 311	1.3

Efficiency Ratio	50.89%	51.47%	(0.58)%	(1.1)

Other expense for the first nine months of 2004 was $24.6 million, an increase of $311 thousand, or 1.3%, over the expense for the first nine months of 2003.  For the first nine months of 2004, the Company's efficiency ratio was 50.89%.  This ratio is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The Company's efficiency ratio for the period compared favorably to the ratio of its peer group as of June 30, 2004 of 61.52%, as set forth in the Federal Reserve Board's "Peer Holding Company Performance Reports."   The Federal Reserve, in calculating banks’ efficiency ratios, excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.

#

Salaries and employee benefits expense increased $385 thousand, or 2.7%, from the first nine months of 2003 to the first nine months of 2004.  The increase in salary expense, alone, for the first nine months of 2004 was 2.7% over the first nine months of 2003.  A decrease in pension expense was offset by increases in other benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.41% for the first nine months of 2004, 23 basis points less than the ratio for the Company’s peer group of 1.64% measured for the six-month period ending June 30, 2004.

Occupancy expense was $2.1 million for the first nine months of 2004, a $153 thousand increase, or 8.0%, over the first nine months of 2003.  The increase was primarily attributable to increases in rental expenses, depreciation and utilities.  Furniture and equipment expense was $2.0 million for the first nine months of 2004, a $58 thousand decrease, or 2.8%, below the first nine months of 2003.  The decrease was primarily attributable to decreases in equipment maintenance and data processing expenses.

Other operating expense was $5.8 million for the first nine months of 2004, a decrease of $169 thousand, or 2.8%, from the first nine months of 2003.  The decrease was the net effect of increases and decreases spread across a variety of areas of operating expense, none of which were significant.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2004	Sep 2003	Change	% Change
Provision for Income Taxes	$6,678	$6,487	$191	2.9%
Effective Tax Rate	31.49%	31.46%	0.03%	0.1

The provisions for federal and state income taxes amounted to $6.7 million for the first nine months of 2004 and $6.5 million for the first nine months of 2003.  The effective tax rate was virtually unchanged.

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

Interest rate risk is the most significant market risk affecting the Company.  Interest rate risk is the exposure of the Company's net interest income to changes in interest rates, assuming other variables affecting the Company's business are unchanged. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks (primarily for mortgage-related assets), early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes may vary by product.

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

The resulting sensitivity analyses reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which initially had a positive effect and subsequently a negative effect on the Company's net interest income.  At each of its June, August and September 2004 meetings the Federal Reserve Board increased its primary credit rate by 25 basis points reaching 2.75% in September.  Management believes there is some likelihood that rates will continue to rise later in 2004 and into 2005.  A rising rate environment is, in the long-term, the most favorable interest rate scenario for the Company.  However, at least in immediately upcoming periods, rising rates may continue to have a negative impact on net interest margin due to the lag in the repricing of earning assets compared to repricing of interest-bearing liabilities.

The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, management cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor reactions might change.  The inaccuracy of any of the assumptions used in the analysis may negatively affect the accuracy and validity of the analysis itself.

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

#

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. Further, there were no changes made in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of its business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The following table (restated for the September 2004 3% stock dividend) presents information about purchases by the Company during the nine months ended September 30, 2004 of its own equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934 (i.e., the Company’s Common Stock):

2004 Calendar Month	Total Number of Shares Purchased[3]	Average Price Paid Per Share[3]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
January	10,587	$27.06	---	$ ---
February	10,186	28.08	---	---
March	15,986	29.09	---	---
April	---	---	---	5,000,000
May	22,678	29.15	17,768	4,478,791
June	14,923	28.29	---	4,478,791
July	20,600	27.03	20,600	3,921,991
August	11,489	26.98	7,210	3,728,161
September	14,726	28.36	---	3,728,161
Total	121,173	$28.40	45,578

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

3 The total number of shares purchased and the average price paid per share in the above table include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "Plan") by the administrator of the Plan.  In accordance with the terms of the Plan, shares used to fund purchases under the Plan may either be acquired in the open market by the Plan administrator or issued directly by the Company.  These shares totaled 15,056 in March, 14,923 in June and 13,985 in September.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: November 8, 2004	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: November 8, 2004	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

#