Form 10-K
period 2004-12-31
ARROW FINANCIAL CORP
filed 2005-03-14
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of June 30, 2004:

$297,055,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class	Outstanding as of February 28, 2005
Common Stock, par value $1.00 per share	10,183,888

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – INDEX

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2005.

NOTE ON TERMINOLOGY

In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries, as a group, except where the context indicates otherwise.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the September 2004 Federal Reserve Board’s “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of 207 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A, below, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.F.	8	Last sentence
Impact of Legal Claims	Part I, Item 3	11	2nd paragraph
Pending Branch Acquisition	Part I, Item 1.A.	6	First paragraph
Impact of Changing Interest Rates on Earnings	Part II, Item 7.C.II.a.	33	“Indirect Loans”, last sentence
	Part II, Item 7.C.II.a.	34	Last paragraph
	Part II, Item 7.C.II.a.	35	3rd paragraph
	Part II, Item 7.C.IV.	42	1st paragraph
	Part II, Item 7A.	46	Last two paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	23	Last paragraph
	Part II, Item 7.B.II.	24	1st paragraph
	Part II, Item 7.C.III.	39	2nd paragraph under “ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES”
Liquidity	Part II, Item 7.D.	42	Last paragraph in “D. LIQUIDITY”
Dividend Capacity	Part II, Item 7.E.	43	Next to last paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; and similar risks inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of our reasons for utilizing the non-GAAP financial measures as part of Arrow's financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC will so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income (pre-tax) to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  As in the case of net interest income generally, net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  We follow these practices.

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally chartered banks in New York, Glens Falls National Bank and Trust Company, Glens Falls, New York (Glens Falls National), and Saratoga National Bank and Trust Company, Saratoga Springs, New York (Saratoga National), as well as seven non-bank subsidiaries, the operations of which are not significant.  We own directly or indirectly all voting stock of all our subsidiaries.

	Subsidiary Banks (dollars in thousands)
	Glens Falls National Bank & Trust Co.	Saratoga National Bank & Trust Co.
Total Assets at Year-End	$1,213,605	$172,072
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$785,322	$16,392
Date Organized	1851	1988
Employees	374	28
Offices	24	3
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

Arrow’s business consists primarily of the ownership, supervision and control of our banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 414 full-time equivalent employees at December 31, 2004.

We offer a full range of commercial and consumer banking and financial products.  Our deposit base consists of deposits derived principally from the communities we serve.  We target our lending activities to consumers and small and mid-sized companies in our immediate geographic areas.  Through our banks' trust operations, we provide retirement planning, trust and estate administration services for individuals, and pension, profit-sharing and employee benefit plan administration for corporations.

In 2000, Arrow formed a subsidiary, North Country Investment Advisers, Inc. (NCIA), which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund and the North Country Equity Growth Fund.  Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of our Banks.

In 2001, we established a subsidiary insurance agency, NC Financial Services, Inc., which is licensed by the State of New York to sell various insurance products, including life insurance, fixed annuities and long-term health care products.  The agency is headquartered in Warrensburg, New York and offers these products at most of our full-service branches.

Recent Acquisitions:  In November 2004, our lead bank, Glens Falls National, acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (CFG), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  We recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.422 million), covenant ($117 thousand) and expirations ($686 thousand).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 60,976 shares of Arrow’s common stock at closing.  The agreement also provides for annual contingent future payments of Arrow common stock, based upon earnings, over a five-year period.  We have concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The minimum contingent payment is zero and the maximum contingent payment is $3.0 million.

In December 2004, Arrow’s subsidiary banks entered into agreements to acquire from HSBC Bank USA, N.A. (“HSBC”) three bank branches located within the Banks’ service areas.  Glens Falls National agreed to acquire two HSBC branches located in Argyle and Salem, New York, and Saratoga National agreed to acquire a branch located in Corinth, New York.  The banks will acquire substantially all deposit liabilities, the physical facilities and certain loans related to the branches.  The acquisitions are subject to receipt of all required regulatory approvals and satisfaction of certain other terms and conditions, and are expected to be completed in April 2005.  Total deposits of the three branches are approximately $66 million and the related loans are approximately $11 million.  We expect that the acquisition will result in total intangible assets of approximately $6 million.

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of dealer programs, under which we purchase dealer paper from automobile and other dealers meeting pre-established specifications.  We have periodically sold a portion of residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (Freddie Mac) and state housing agencies, while retaining the servicing rights.  Recent sales were of longer-term residential mortgage loans, with interest rates that were both fixed and historically low.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  We securitized $11.5 million and $30.2 million of residential real estate loans in 2003 and 2001, respectively, with a combined remaining balance of $17.2 million at December 31, 2004.  In the transactions, we sold mortgage loans and concurrently purchased an equivalent amount of guaranteed mortgage-backed securities issued by Freddie, with the sold loans representing the underlying collateral for the pooled securities.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, we continue to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio.  These include stringent underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted.  It is our policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.b. “Risk Elements”).  Future cash payments may be applied all to principal, however, income in some cases may be recognized on a cash basis.

We lend primarily to borrowers within our geographic area.  The loan portfolio does not include any foreign loans or any significant risk concentrations except as described in Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this report.  We do not participate in loan syndications, either as originator or as a participant.  The portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

C. SUPERVISION AND REGULATION

The following generally describes the laws and regulations to which we are subject.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  To the extent that the following information summarizes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular laws and regulations.  Any change in applicable law or regulation may have a material effect on our business and prospects.

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (BHC Act) and is subject to regulation by the Board of Governors of the Federal Reserve System (FRB).  Additionally, as a “bank holding company” under New York state law, Arrow is subject to regulation by the New York State Banking Department.  Our two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (OCC). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per depositor.  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states.  In addition, 48 of the 50 states permit banks headquartered in other states to establish branches in their states, although in some cases such branching may be achieved only by acquiring existing banks in such states.  As a result of the Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.D., “Recent Legislative Developments.”

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  At least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under final rules, issued February 28, 2005 by the FRB, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We have issued trust preferred securities in each of the last two years.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to similar capital requirements adopted by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well capitalized."   Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  Arrow and each of our subsidiary banks currently qualify as “well capitalized.”  The year-end 2004 capital ratios of Arrow and our subsidiary banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our ability to pay dividends to our shareholders, and our subsidiary banks’ ability to pay dividends to our holding company, are also subject to various restrictions under applicable corporate laws, including banking laws (affecting subsidiary banks) and the New York Business Corporation Law (affecting the holding company).  The ability of Arrow and the banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization.  Neither Arrow nor any of our subsidiaries is now, or has been within the past year, subject to any formal or informal regulatory enforcement action or order.

D. RECENT LEGISLATIVE DEVELOPMENTS

The Sarbanes-Oxley Act (the Act), signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, the Act seeks to improve the quality of financial reporting of these companies, strengthen the independence of their auditors and compel them to adopt good corporate governance practices.  The Act places substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act requires that chief executive officers and chief financial officers certify periodically to the SEC regarding the accuracy of Arrow's financial statements and the integrity of its internal controls.  The Act also accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes new obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, the Act placed limits on consulting services that may be performed by a company's independent auditors and creates a federal public company accounting oversight board to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.  In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including our exchange, the National Association of Securities Dealers, Inc. (NASD), promulgated a wide array of good governance standards that must be adopted by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.

The USA Patriot Act of 2001, as amended (the Patriot Act), has imposed substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (GLBA), which permitted bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Part C., “Supervision and Regulation,” above).  We have not as yet elected to become a “financial holding company” but continue to evaluate the opportunities provided by GLBA.  Under GLBA, as well as the Fair Credit Reporting Act amendment of 2003, all financial institutions have become subject to more stringent customer privacy regulations.

The FDIC levies a deposit insurance premium on insured banks, such as our banks.  Since 1996, the premium paid by the best-rated banks (including our banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund (“BIF”), such as the deposits of our banks, are subject to assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”) at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions.  Beginning in 2000, the BIF and SAIF rates were equalized.  The BIF rate for institutions with the lowest risk classification (including our banks) was 1.440 cents per $100 of insured deposits at December 31, 2004.

Various federal bills that would significantly affect banks are introduced in Congress from time to time.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

E. CRITICAL ACCOUNTING POLICIES

In order to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we were required to make estimates and assumptions that affected the amounts reported in these statements.  There are uncertainties inherent in making these estimates and assumptions, which could materially affect the results of operations and financial position.  We consider the following to be critical accounting policies:

The allowance for loan losses:  The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations.  A significant downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition.

Liabilities for retirement plans:  We have a variety of pension and retirement plans.  Liabilities under these plans rely on estimates of future salary increases, numbers of employees and employee retention, discount rates and long-term rates of investment return.  Changes in these assumptions due to changes in the financial markets, the economy, our own operations or applicable law may result in material changes to our liability for postretirement expense, with consequent impact on our results of operations and financial condition.

Valuation allowance for deferred tax assets:  Statement of Financial Accounting Standards No. 109 requires a reduction in the carrying amount of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  Our analysis of the need for a valuation allowance for deferred tax assets is, in part, based on an estimate of future taxable income.

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

Other than temporary decline in the value of debt and equity securities:  SFAS No. 115 requires that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in earnings.  A significant economic downturn might result in an other-than-temporary impairment in securities held in our portfolio.

F. STATISTICAL DISCLOSURE

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

G. COMPETITION

Arrow faces intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the transactional deposit accounts and various loan and financial products, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to Arrow and our subsidiary banks.  As a result of the Gramm-Leach-Bliley Act, such non-banking financial organizations now may be in a position not only to offer comparable products to those offered by us, but actually to establish or acquire their own commercial banks.

H. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	56

President and CEO since January 1, 1997.  President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995.  Mr. Hoy has been with Arrow since 1974.

John J. Murphy	53	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy was Senior Vice President, Treasurer and CFO of Arrow back to 1983. Mr. Murphy has been with the Arrow since 1973.
John C. Van Leeuwen	61	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with Arrow since 1985.
Gerard R. Bilodeau	58

Senior Vice President and Secretary since 1994.  Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993.  Mr. Bilodeau has been with Arrow since 1969.

I. AVAILABLE INFORMATION

Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We also make available on the internet website various other documents related to corporate operations, including Corporate Governance Guidelines (By-laws) and the charters of principal committees of the Board of Directors, and our Code of Ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer.  We have also adopted a business code of ethics that applies to all directors, officers and employees.  Both are available on our website: www.arrowfinancial.com.

Item 2.  Properties

Our main offices are at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National Bank.  We own 22 branch offices, 19 of them belonging to Glens Falls National, and  lease four others at market rates.

In the opinion of management, the physical properties of Arrow and our subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 1, 6 and 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 3.  Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.

On an ongoing basis, we are the subject of or a party to various legal claims, which arise in the normal course of our business.  The various pending legal claims against the subsidiary banks will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2004.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  These prices and the cash dividends per share have been restated for our September 2004 three percent stock dividend.

	2004			2003
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$26.806	$30.340	$.214	$21.825	$24.194	$.194
Second Quarter	27.427	29.903	.223	21.988	26.058	.202
Third Quarter	25.748	31.544	.223	24.466	27.899	.202
Fourth Quarter	27.990	33.000	.230	25.194	28.883	.214

The payment of dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 5,294 holders of record of Arrow’s common stock at December 31, 2004. Arrow has no other class of stock outstanding.

Unregistered Sales of Equity Securities

On November 29, 2004, Arrow issued 60,976 shares of its common stock to the sole shareholder of Capital Financial Group, Inc. (CFG), an insurance agency engaged in the sale of group health and life insurance products, in connection with the acquisition of CFG by our subsidiary bank, Glens Falls National.  See “Recent Acquisitions” on page 5 of this Report for more information regarding the transaction.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(II) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  In the transaction, structured as a merger of a newly formed subsidiary of Glens Falls National with and into CFG, Glens Falls National acquired 100 percent of the outstanding shares of CFG.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow during the three months ended December 31, 2004 of our own equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934 (i.e., Arrow Financial Corporation’s Common Stock):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	---	---	---	3,728,161
November	9,230	$31.20	---	3,728,161
December	15,218	32.05	---	3,728,161
Total	24,448	31.73	---

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the DRIP) by the administrator of the DRIP and shares surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  November 2004 – option exercises (9,230 shares); December 2004 – DRIP purchases (14,701 shares), option exercises (517 shares)

2Includes only shares subject to publicly-announced stock repurchase programs.  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock plan.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2004	2003	2002	2001	2000
Interest and Dividend Income	$68,443	$70,731	$75,145	$78,357	$75,624
Interest Expense	19,206	21,610	25,106	33,172	37,368
Net Interest Income	49,237	49,121	50,039	45,185	38,256
Provision for Loan Losses	1,020	1,460	2,288	2,289	1,471
Net Interest Income After Provision for Loan Losses	48,217	47,661	47,751	42,896	36,785
Other Income [1]	12,830	11,592	11,213	10,324	10,784
Net Gains (Losses) on Securities Transactions	362	755	100	195	(595)
Other Expense [2]	32,972	32,485	31,397	30,544	27,582
Income Before Provision for Income Taxes	28,437	27,523	27,667	22,871	19,392
Provision for Income Taxes	8,959	8,606	8,773	7,055	5,711
Net Income	$19,478	$18,917	$18,894	$15,816	$13,681

Earnings Per Common Share: [3]
Basic	$ 1.92	$ 1.86	$ 1.84	$ 1.53	$ 1.32
Diluted	1.88	1.82	1.80	1.51	1.31

Per Common Share: [3]
Cash Dividends	$.89	$.81	$ .73	$.64	$.56
Book Value	11.58	10.51	9.93	8.87	7.85
Tangible Book Value [4]	10.43	9.57	8.98	7.90	6.79

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,377,949	$1,373,920	$1,271,421	$1,151,007	$1,081,354
Securities Available-for-Sale	325,248	349,831	326,661	251,694	229,026
Securities Held-to-Maturity	108,117	105,776	74,505	74,956	60,580
Loans	875,311	855,178	811,292	755,124	735,769
Nonperforming Assets	2,245	2,687	2,756	3,798	2,630
Deposits	1,032,280	1,046,616	958,007	885,498	858,925
Federal Home Loan Bank Advances	150,000	150,000	145,000	115,000	85,200
Other Borrowed Funds	63,976	55,936	53,498	42,645	42,697
Shareholders’ Equity	118,034	105,865	101,402	91,504	80,781

Selected Key Ratios:
Return on Average Assets	1.40%	1.42%	1.55%	1.41%	1.30%
Return on Average Equity	17.54	18.34	19.49	18.17	18.60
Dividend Payout	47.34	44.68	41.08	42.58	42.96

1 Other Income in 2000 included the net gain on the sale of the credit card portfolio of $825.

2 Amortization of goodwill was discontinued effective January 1, 2002, upon the adoption of SFAS No. 147.  Goodwill amortization amounted to $888 in 2001 and 2000.

3 Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2004 3% stock dividend

4 Tangible book value excludes intangible assets from total equity.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2004 and our financial condition as of December 31, 2004 and 2003.  The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2004 3% stock dividend.

	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Net Income	$4,948	$4,968	$4,698	$4,865	$4,787

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	97	(5)	---	126	1
Net Gains on Sales of Loans	91	43	16	52	1
Recovery Related to Former Vermont Operations	---	---	---	46	---

Period End Shares Outstanding	10,196	10,109	10,120	10,124	10,072
Basic Average Shares Outstanding	10,140	10,108	10,123	10,116	10,105
Diluted Average Shares Outstanding	10,384	10,342	10,358	10,358	10,358
Basic Earnings Per Share	.49	.49	.46	.48	.47
Diluted Earnings Per Share	.48	.48	.45	.47	.46
Cash Dividends Per Share	.23	.22	.22	.21	.21
Stock Dividends/Splits	---	3%	---	---	---

Average Assets	$1,389,030	$1,387,233	$1,396,678	$1,378,752	$1,386,271
Average Equity	115,287	110,619	109,416	108,877	103,955
Return on Average Assets	1.42%	1.42%	1.35%	1.42%	1.37%
Return on Average Equity	17.07	17.87	17.27	17.97	18.27

Average Earning Assets	$1,318,540	$1,317,910	$1,329,145	$1,310,769	$1,319,122
Average Paying Liabilities	1,088,995	1,086,762	1,111,544	1,100,543	1,109,907
Interest Income, Tax-Equivalent [1]	17,672	17,670	17,717	17,938	18,402
Interest Expense	4,721	4,536	4,951	4,998	5,256
Net Interest Income, Tax-Equivalent [1]	12,951	13,134	12,766	12,940	13,146
Tax-Equivalent Adjustment	631	632	655	636	641
Net Interest Margin [1]	3.91%	3.96%	3.86	3.97%	3.95%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 8,383	$ 8,290	$ 8,173	$ 8,126	$ 8,207
Less: Intangible Asset Amortization	(14)	(9)	(9)	(9)	(10)
Net Noninterest Expense	$ 8,369	$ 8,281	$ 8,164	$ 8,117	$ 8,197
Net Interest Income, Tax-Equivalent [1]	$12,951	$13,134	$12,766	$12,940	$13,146
Noninterest Income	3,568	3,266	3,135	3,224	2,853
Less: Net Securities (Gains) Losses	(161)	9	---	(210)	(1)
Net Gross Income	$16,358	$16,409	$15,901	$15,954	$15,998
Efficiency Ratio [1]	51.16%	50.4	51.34%	50.88%	51.24%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.23%	8.62%	8.40%	8.37%	8.14%
Total Shareholders’ Equity (i.e. Book Value)	$118,034	$113,151	$108,240	$111,389	$105,865
Book Value per Share	11.58	11.19	10.70	11.00	10.51
Intangible Assets	11,736	9,478	9,476	9,479	9,463
Tangible Book Value per Share	10.43	10.26	9.76	10.07	9.57

Selected Quarterly Information, Continued:

	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.13%	.06%	.09%	.10%	.08%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.13	.09	.12	.13	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.37	1.38	1.39	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	571.18	382.73	471.22	550.72	472.37
Nonperforming Loans as a Percentage of Loans, Period-end	.24	.36	.29	.25	.29
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.24	.20	.16	.20

1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2004 3% stock dividend.

	Dec 2004	Dec 2003	Dec 2002
Net Income	$19,478	$18,917	$18,894

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	218	454	60
Net Gains on Sales of Loans	202	294	61
Recovery Related to Former Vermont Operations	47	---	103
Demutualization Benefit from an Employee Group Insurance Trust	---	---	55
Net Gains on the Sale of Other Real Estate Owned	---	7	14

Period End Shares Outstanding	10,196	10,072	10,212
Basic Average Shares Outstanding	10,122	10,148	10,267
Diluted Average Shares Outstanding	10,364	10,382	10,501
Basic Earnings Per Share	1.92	1.86	1.84
Diluted Earnings Per Share	1.88	1.82	1.80
Cash Dividends Per Share	.89	.81	.73

Average Assets	$1,387,925	$1,332,405	$1,216,381
Average Equity	111,060	103,168	96,952
Return on Average Assets	1.40%	1.42%	1.55%
Return on Average Equity	17.54	18.34	19.49

Average Earning Assets	$1,319,087	$1,270,661	$1,158,490
Average Paying Liabilities	1,096,911	1,068,027	970,128
Interest Income, Tax-Equivalent [1]	70,997	73,130	77,285
Interest Expense	19,206	21,610	25,106
Net Interest Income, Tax-Equivalent [1]	51,791	51,520	52,179
Tax-Equivalent Adjustment	2,554	2,399	2,140
Net Interest Margin [1]	3.93%	4.05%	4.50%

Selected Twelve-Month Information, Continued:

	Dec 2004	Dec 2003	Dec 2002
Efficiency Ratio Calculation [1]
Noninterest Expense	$32,972	$32,485	$31,397
Less: Intangible Asset Amortization	(41)	(37)	(37)
Net Noninterest Expense	$32,931	$32,448	$31,360
Net Interest Income, Tax-Equivalent [1]	$51,791	$51,520	$52,179
Noninterest Income	13,192	12,347	11,313
Less: Net Securities Gains	(362)	(755)	(100)
Net Gross Income	$64,621	$63,112	$63,392
Efficiency Ratio [1]	50.96%	51.41%	49.47%
Period-End Capital Information:
Tier 1 Leverage Ratio (period-end)	9.23%	8.14%	7.32%
Total Shareholders’ Equity (i.e. Book Value)	$118,034	$105,865	$101,402
Book Value per Share	11.58	10.51	9.93
Intangible Assets	11,736	9,463	9,715
Tangible Book Value per Share	10.43	9.57	8.98

Net Loans Charged-off as a Percentage of Average Loans	.09%	.10%	.11%
Provision for Loan Losses as a Percentage of Average Loans	.12	.17	.30
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.38	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	571.18	472.37	436.89
Nonperforming Loans as a Percentage of Loans, Period-end	.24	.29	.32
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.20	.22

1 See “Use of Non-GAAP Financial Measures” on page 4.

Summary of 2004 Financial Results

We reported net income of $19.5 million for 2004, an increase of $561 thousand, or 3.0%, compared to 2003.  Diluted earnings per share increased $.06, or 3.3%, from 2003.  During 2004, the challenge of maintaining high quality earning assets in the face of falling net interest margins placed great pressure on our earnings.  For the second consecutive year, our net interest margin decreased, reflecting the industry-wide trend that could effectively be offset only by growth and/or new lines of business.  We continued to grow in 2004, albeit at a diminished rate compared to prior years.  At year-end, we announced two acquisition transactions, which are expected to add three branches and approximately $66 million in deposits.  See “Recent Acquisitions” on page 5.

At December 31, 2004, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $10.43, an increase of $.85, or 8.9%, from year-end 2003.  The increase was primarily attributable to retained earnings, offset in part, by periodic repurchases of our common stock and an increase in intangible assets resulting from an acquisition of an insurance agency in November 2004.  As of the last trading day of 2004, the average of our bid and asked stock price was $31.23, resulting in a trading multiple of 2.99 to tangible book value.

The Board of Directors increased the quarterly cash dividend twice in 2004, to $.23 per share by the fourth quarter.  Total cash dividends (as adjusted for stock dividends and stock splits) were $.89 for 2004, compared to $.81 for 2003, an increase of $.08, or 9.9%.

Nonperforming loans amounted to $2.1 million at December 31, 2004, a decrease of $398 thousand, or 15.9%, from the prior year-end.  Loans charged-off (net of recoveries) against the allowance for loan losses were $816 thousand for 2004, as compared to a similar amount of $811 thousand for the prior year.   At year-end 2004, the allowance for loan losses, at $12.0 million, represented a coverage ratio to total loans of 1.38%, unchanged from the prior year-end.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2004 and the prior two years.

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

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2003 to 2004		2002 to 2003
	2004	2003	2002	Amount	%	Amount	%
Interest and Dividend Income	$70,997	$73,130	$77,285	$(2,133)	(2.9)%	$(4,155)	(5.4)%
Interest Expense	19,206	21,610	25,106	(2,404)	(11.1)	(3,496)	(13.9)
Net Interest Income	$51,791	$51,520	$52,179	$ 271	0.5	$ (659)	(1.3)

On a tax-equivalent basis, net interest income was $51.8 million in 2004, an increase of $271 thousand, or 0.5%, from $51.5 million in 2003.  This compared to a $659 thousand, or 1.3%, decrease between 2002 and 2003.  Factors contributing to the increase in net interest income are discussed in the following portions of this Section B.I.

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

CHANGE IN NET INTEREST INCOME

(In thousands) (Tax-equivalent basis)

	2004 Compared to 2003			2003 Compared to 2002
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ 24	$ 21	$ 45	$ (130)	$ (85)	$ (215)
Securities Available-for-Sale:
Taxable	700	727	1,427	1,367	(3,577)	(2,210)
Non-Taxable	(241)	70	(171)	218	(84)	134
Securities Held-to-Maturity:
Taxable	(3)	---	(3)	(7)	(6)	(13)
Non-Taxable	926	(374)	552	949	(331)	618
Loans	1,146	(5,129)	(3,983)	5,139	(7,608)	(2,469)
Total Interest and Dividend Income	2,552	(4,685)	(2,133)	7,536	(11,691)	(4,155)

Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	297	(757)	(460)	622	(885)	(263)
Regular and Money Market Savings	117	(370)	(253)	540	(1,492)	(952)
Time Deposits of $100,000 or More	(90)	(163)	(253)	(221)	(292)	(513)
Other Time Deposits	(486)	(800)	(1,286)	(310)	(1,646)	(1,956)
Total Deposits	(162)	(2,090)	(2,252)	631	(4,315)	(3,684)

Short-Term Borrowings	25	(12)	13	62	(260)	(198)
Long-Term Debt	365	(530)	(165)	1,077	(691)	386
Total Interest Expense	228	(2,632)	(2,404)	1,770	(5,266)	(3,496)
Net Interest Income	$2,324	$(2,053)	$ 271	$5,766	$(6,425)	$ (659)

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2004, 2003 and 2002 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets.  Rates are computed on a tax-equivalent basis.  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Year Ended:	2004			2003			2002
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income or	Earned	Average	Income or	Earned	Average	Income or	Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 11,068	$ 138	1.25%	$ 9,006	$ 93	1.03%	$ 19,418	$ 308	1.59%
Securities Available-for- Sale:
Taxable	323,684	13,454	4.16	306,371	12,027	3.93	277,657	14,236	5.13
Non-Taxable	10,837	509	4.70	16,089	680	4.23	11,119	547	4.92
Securities Held-to-Maturity:
Taxable	357	17	4.76	419	20	4.77	544	33	6.07
Non-Taxable	106,451	5,923	5.56	90,112	5,371	5.96	74,456	4,753	6.38
Loans	866,690	50,956	5.88	848,664	54,939	6.47	775,296	57,408	7.40
Total Earning Assets	1,319,087	70,997	5.38	1,270,661	73,130	5.76	1,158,490	77,285	6.67
Allowance for Loan Losses	(11,961)			(11,573)			(10,556)
Cash and Due From Banks	35,940			32,765			31,386
Other Assets	44,859			40,552			37,061
Total Assets	$1,387,925			$1,332,405			$1,216,381
Deposits:
Interest-Bearing NOW	$ 350,047	3,708	1.06	$ 325,593	4,168	1.28	$ 282,365	4,431	1.57
Regular and Money Market Savings	290,352	1,965	0.68	275,255	2,218	0.81	230,039	3,170	1.38
Time Deposits of $100,000 Or More	69,431	1,503	2.16	73,307	1,756	2.40	81,770	2,269	2.77
Other Time Deposits	174,887	4,301	2.46	192,682	5,587	2.90	201,253	7,543	3.75
Total Interest- Bearing Deposits	884,717	11,477	1.30	866,837	13,729	1.58	795,427	17,413	2.19
Short-Term Borrowings	47,433	377	0.79	44,272	364	0.82	39,468	562	1.42
Long-Term Debt	164,761	7,352	4.46	156,918	7,517	4.79	135,233`	7,131	5.27
Total Interest- Bearing Funds	1,096,911	19,206	1.75	1,068,027	21,610	2.02	970,128	25,106	2.59
Demand Deposits	163,029			144,665			132,208
Other Liabilities	16,925			16,545			17,093
Total Liabilities	1,276,865			1,229,237			1,119,429
Shareholders’ Equity	111,060			103,168			96,952
Total Liabilities and Shareholders’ Equity	$1,387,925			$1,332,405			$1,216,381
Net Interest Income (Tax-equivalent Basis)		51,791			51,520			52,179
Reversal of Tax Equivalent Adjustment		(2,554)			(2,399)			(2,140)
Net Interest Income		$49,237			$49,121			$50,039
Net Interest Spread			3.63%			3.74%			4.08%
Net Interest Margin			3.93%			4.05%			4.50%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2004	2003	2002
Yield on Earning Assets	5.38%	5.76%	6.67%
Cost of Interest-Bearing Liabilities	1.75	2.02	2.59
Net Interest Spread	3.63%	3.74%	4.08%
Net Interest Margin	3.93%	4.05%	4.50%

We experienced a slight increase in net interest income of $271 thousand from 2003 to 2004.  This reflected on the one hand the positive effect of an increase in average earning assets, which had a $2.3 million positive impact on net interest income, offset, in part, by the negative effect of a decrease in the net interest spread and net interest margin (i.e. changes in rates), which had a negative impact of $2.1 million on net interest income.  For the change in net interest income from 2002 to 2003, we experienced a decrease in net interest income of $659 thousand, as the positive impact of an increase in average earning assets (a $5.8 million positive impact on net interest income) was more than offset by the negative impact of changes in the interest rate environment (a $6.4 million negative impact).

The following items have a major impact on changes in net interest income due to rate:  general interest rate changes, the ratio of our rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and the level of nonperforming loans.

Key Interest Rate Changes 1999 – 2005

The Federal Reserve Board attempts to influence prevailing federal funds and prime interest rates, in part by determining where to set the Federal Reserve Bank discount rate.  The following chart presents rate changes in recent years:

	Primary Credit	Federal
Date	Discount Rate	Funds Rate	Prime Rate
February 2, 2005	3.50%	2.50%	5.50%
December 14, 2004	3.25	2.25	5.25
November 10, 2004	3.00	2.00	5.00
September 21, 2004	2.75	1.75	4.75
August 10, 2004	2.50	1.50	4.50
June 30, 2004	2.25	1.25	4.25
June 25, 2003	2.00	1.00	4.00
January 9, 2003 (a)	2.25
November 6, 2002	.75	1.25	4.25
December 11, 2001	1.25	1.75	4.75
November 6, 2001	1.50	2.00	5.00
October 2, 2001	2.00	2.50	5.50
September 17, 2001	2.50	3.00	6.00
August 21, 2001	3.00	3.50	6.50
June 27, 2001	3.25	3.75	6.75
May 15, 2001	3.50	4.00	7.00
April 18, 2001	4.00	4.50	7.50
March 20, 2001	4.50	5.00	8.00
January 31, 2001	5.00	5.50	8.50
January 3, 2001	5.50	6.00	9.00
May 16, 2000	6.00	6.50	9.50
March 21, 2000	5.50	6.00	9.00
February 2, 2000	5.25	5.75	8.75
November 16, 1999	5.00	5.50	8.50
August 25, 1999	4.75	5.25	8.25
June 30, 1999	4.50	5.00	8.00
(a) The discount window borrowing rate was discontinued in January 2003 and replaced with two rates, a primary credit rate and a secondary credit rate.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased in immediately ensuing periods, and vice versa.  The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 1999 to the present.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on our financial results for 1999, as we experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  For the following eleven months there were no rate changes, but the Federal Reserve Board then decreased rates another 50 basis points in November 2002 and followed with an additional 25 basis point decrease in September 2003.  As a result of this multi-year decrease in prevailing rates, we experienced a decrease in the cost of deposits in all quarters of 2001, which continued throughout 2002, 2003 and into 2004.  We also experienced a decrease in the average yield in our loan portfolio during these years, although the decrease in our loan yield generally trailed, or lagged behind, our cost of deposits by three to six months resulting in higher margins and higher net interest income during the earlier portions of this declining rate period.

During 2003 and 2004, the effect of the Federal Reserve’s rate decreases on our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but for 2003 and 2004 the low rate environment had a negative impact on net interest margin.

The net interest margin for the full year of 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

First Quarter 2004: The net interest margin for the first quarter of 2004 was 3.97%, an increase of 2 basis points from the net interest margin for the fourth quarter of 2003.  However, in the first quarter of 2004, both the yields on average earning assets and the cost of paying liabilities decreased slightly from the fourth quarter of 2003.

Second Quarter 2004: The net interest margin for the second quarter of 2004 was 3.86%, a decrease of 11 basis points from the net interest margin for the first quarter of 2004.  Yields on average earning assets decreased 14 basis points from the first quarter, while the cost of paying liabilities only decreased 4 basis points.

Third Quarter 2004: As the above table indicates, the Federal Reserve reversed direction in the second quarter of 2004 and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in 2004, and one more, so far, in 2005.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of such rates to Federal Reserve actions and for reasons unique to our portfolios.  The change in the mix of our total deposits in the third quarter of 2004, reflecting our decision to de-emphasize certain high cost municipal deposits, had a positive impact on net interest margin for the third quarter, which increased by 10 basis points to 3.96% from the second quarter.  The cost of all NOW accounts fell from 1.21% for the second quarter to .80% for the third quarter.  The yield on earning assets, meanwhile, only decreased 3 basis points from the prior quarter.

Fourth Quarter 2004: Generally, by the end of the third quarter of 2004, the increases in the target federal funds rate started to have the expected impact on our net interest margin.  Rates paid on new time deposits by the end of the quarter were higher than the rates on maturing time deposits.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.  There was very little change in rates paid on average earning assets from the third quarter to the fourth quarter.  The decrease in net interest margin was primarily due to the fact that, in the aggregate, the cost of deposits and other borrowed funds was increasing faster than rates on earning assets.

We are not able to predict how long it will be before the recent increase in prevailing rates or any possible future increases may result in an increase in our yield on earning assets, or whether or for how long our net interest margin may continue to decrease, adversely affecting earnings.  However, the yield on our average loan balances for the fourth quarter of 2004 was only one basis point below the yield for the third quarter of 2004.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

A discussion of the impact on net interest income resulting from changes in interest rates vis a vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003 to 2004		2002 to 2003
	2004	2003	2002	Amount	%	Amount	%
Earning Assets	$1,319,087	$1,270,661	$1,158,490	$48,426	3.8%	$112,171	9.7%
Interest-Bearing Liabilities	1,096,911	1,068,027	970,128	28,884	2.7	97,899	10.1
Demand Deposits	163,029	144,665	132,208	18,364	12.7	12,457	9.4
Total Assets	1,387,925	1,332,405	1,216,381	55,520	4.2	116,024	9.5
Earning Assets to Total Assets	95.04%	95.37%	95.24%	(.33)%	(0.3)	.13%	0.1

2004 vs. 2003:

In general, an increase in average earning assets has a positive impact on net interest income, assuming a positive spread between the cost paid on interest-bearing liabilities and the yield earned on interest-bearing assets.  For 2004, average earning assets increased $48.4 million over 2003, while average paying liabilities only increased $28.9 million.  This combination led to a $2.3 million increase in net interest income (offset by the $2.1 million decrease due to changing rates discussed above).

The $48.4 million increase in average earning assets from 2003 to 2004 reflected an increase in average loans of $18.0 million, or 2.12%, and an increase in average investment securities of $28.3 million, or 6.9%.  Within the loan portfolio, the average balance of indirect loans (which represented the second largest segment of the loan portfolio) actually decreased by $18.4 million, or 5.7%.  Indirect loans are primarily auto loans financed through local dealerships from whom we acquire the dealer paper.  This decrease was more than offset by increases in the average balances of commercial and commercial real estate loans ($15.4 million, or 8.7%), residential real estate loans ($20.1 million, or 4.2%) and other consumer loans ($1.0 million, or 11.8%).

The $28.9 million increase in average paying liabilities resulted from a $41.1 increase in interest-bearing nonmaturity deposits and an $11.0 million increase in other borrowed funds, offset in part by a decrease of $23.2 million in time deposits.

The fact that average earning assets grew at a faster pace than average paying liabilities was primarily due to an $18.4 million, or 12.7%, increase in the average balance on non-interest bearing demand deposits.

2003 vs. 2002:

During 2003 average earning assets increased $112.2 million, an increase of 9.7%.  Average paying liabilities increased by $97.9 million, or 10.1%.  The combined effect of these changes in volume was to increase net interest income by approximately 11.1%, before giving effect to the 12.3% negative impact on net interest income between the two years resulting from the change in interest rates discussed above.

During 2003, we experienced growth in our average earning assets primarily within the loan portfolio (which accounted for approximately 65% of the increase) and secondarily within the investment portfolio (approximately 35%).

In comparing year-to-date average balances, the fastest growing segment of the loan portfolio in 2003 was residential real estate loans.  While some of the segment growth represented extensions in connection with refinancing of existing loans, most of the growth was from new mortgage loans in 2003.  The average balance of residential mortgage loans increased by over $41 million, or 15.8%.  Commercial and commercial real estate lending represented the second largest growth area in the portfolio, expanding by over $20 million, or 14.8%.  The average balance of indirect consumer lending increased by over $13 million in 2003, or 4.3%.  Changes in the loan portfolio are discussed in more detail in the following section C.II. “Loan Portfolio.”

The $97.9 million increase in average paying liabilities in 2003 was experienced primarily in traditional banking deposit products, which increased by $79.9 million, or 11.2%, from the prior year, and secondarily in Federal Home Loan Bank (FHLB) borrowings, which increased by $17.3 million, or 13.3%.  The increase in deposit balances during 2003 was generated by our pre-existing branch network, although Glens Falls National Bank did open its twenty-fourth branch in 2003 (in Queensbury, NY).  No other branches were added or acquired in 2003.  Changes in the deposit balances are discussed in more detail in the following section C.IV. “Deposits.”

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this report under Item 7.C. “Financial Condition.”

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  In addition to the following discussion, see Note 1 to the consolidated financial statements, included in Item 8 of this Report, for a description of our policy with respect to estimating the level of the allowance for loan losses.

Through the provision for loan losses, an allowance (reserve) is maintained for the inherent risk of loss in the current portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.  In evaluating the adequacy of the allowance for loan losses, we consider various risk factors influencing asset quality.  The analysis is performed on a loan-by-loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' financial conditions or prospects.

The determination of actual provisions for loan losses on an ongoing basis is largely influenced by the prevailing level of nonperforming loans, the level of loans actually charged-off against the allowance for loan losses during the prior periods, recent changes in the mix and volume of loan categories within the loan portfolio and overall changes in the size of the portfolio.

2004 vs. 2003:

At December 31, 2004, the quality of our loan portfolio remained strong and, to date, had not been negatively affected by the loan growth experienced in recent periods.  At period-end, our ratio of nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) as a percentage of total loans was .24%.  The September 30, 2004 ratio for our peer group was .63%.  At December 31, 2004, nonperforming loans amounted to $2.1 million, a decrease of $398 thousand, or 15.9%, from the balance at year-end 2003.

While we believe that the 2004 year-end allowance of $12.0 million was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, will not require increased provisions to the allowance or result in a higher incidence of loan charge-offs.

The provision for loan losses was $1.0 million for 2004, a decrease of $440 thousand, or 30.1%, from 2003.  The provision was reduced, despite the growth in the loan portfolio, because asset quality indicators improved.  During 2004, loan losses charged against the allowance, net of recoveries, were $816 thousand, virtually unchanged from the 2003 amount.  The result was a $204 thousand, or 1.7%, increase in the allowance.  Because loans increased by a similar percentage during the year, our coverage ratio, (allowance to period-end loans) was the same at year-end 2004 as at year-end 2003 (1.38%).  Net charge-offs as a percentage of average loans outstanding was .09% for 2004, down slightly from .10% for 2003.  Net charge-offs, on an annualized basis, for our peer group at September 30, 2004 was .16% of average loans. If the current economic conditions should worsen, we anticipate that net charge-offs may exceed the levels experienced in recent years.

2003 vs. 2002:

At period-end 2003, the ratio of our nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) to total loans was .29%.  The September 30, 2003 ratio for our peer group was .80%.  At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.

The provision for loan losses was $1.5 million for 2003, a decrease of $828 thousand, or 36.2%, from 2002.  This reduction in the provision, like the subsequent reduction in 2004, reflected general improvement in the portfolio quality indicators.  During 2003, loan losses charged against the allowance, net of recoveries, were $811 thousand, virtually unchanged from the 2002 amount.  The result was a $700 thousand, or 6.0%, increase in the allowance.  Because loans increased by a similar percentage during the year, our coverage ratio, was the same at year-end 2003 as at year-end 2002 (1.38%).  Net charge-offs as a percentage of average loans outstanding was .10% for 2003, down slightly from .11% for 2002.  Net charge-offs, on an annualized basis, for our peer group at September 30, 2003 was .22% of average loans.

2002 vs. 2001:

At December 31, 2002, the allowance for loan losses was $11.2 million, or 1.38% of total loans, as compared to $9.7 million, or 1.29% of total loans at December 31, 2001.  The allowance for loan losses represented 437% of the amount of nonperforming loans at December 31, 2002, as compared to 283% of nonperforming loans at December 31, 2001.

During the second quarter of 2001, we charged-off $512 thousand on one commercial loan.  Disregarding this item, net charge-offs for 2002 increased by $31 thousand, or 4.0%, over 2001.   Net charge-offs as a percentage of average loans outstanding was .11% for 2002.  Net charge-offs, on an annualized basis, for our peer group at December 31, 2002 was .30% of average loans, or 172.7% higher than our ratio.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001.  The decrease in 2002 was primarily attributable to one $749 thousand commercial loan that was designated as nonperforming at year-end 2001, but was paid-off in full during December 2002.  While nonperforming loans and net loans charged-off improved in 2002, as compared to 2001, the growth in the loan portfolio between the two years resulted in the 2002 provision for loan losses remaining consistent with 2001.

2001 vs. 2000:

At December 31, 2001, nonperforming loans amounted to $3.4 million, an increase of $1.4 million, or 67.3%, from the balance at year-end 2000.  The increase was primarily attributable to two commercial loans, totaling $1.6 million, which were placed on nonaccrual status during the fourth quarter of 2001.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2004	2003	2002	2001	2000
Loans at End of Period	$ 875,311	$ 855,178	$ 811,292	$ 755,124	$ 735,769
Average Loans	866,690	848,664	775,296	748,318	698,059
Total Assets at End of Period	1,377,949	1,373,920	1,271,421	1,151,007	1,081,354

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	512	56	69	87	94
Commercial Loans	7	180	375	1,610	161
Residential Real Estate Loans	603	312	516	469	572
Consumer Loans	981	1,274	1,511	1,034	930
Total Nonaccrual Loans	2,103	1,822	2,471	3,200	1,757

Loans Past Due 90 or More Days and
Still Accruing Interest	6	685	91	238	298
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,109	2,507	2,562	3,438	2,055
Repossessed Assets	136	180	143	66	150
Other Real Estate Owned	---	---	51	294	425
Total Nonperforming Assets	$ 2,245	$ 2,687	$ 2,756	$ 3,798	$ 2,630

Allowance for Loan Losses:
Balance at Beginning of Period	$ 11,842	$ 11,193	$ 9,720	$ 8,727	$ 7,784
Loans Charged-off:
Commercial, Financial
and Agricultural	(22)	(10)	(24)	(653)	(42)
Real Estate - Commercial	---	(82)	---	---	(20)
Real Estate - Construction	---	---	---	(2)	(2)
Real Estate - Residential	---	(24)	(37)	(103)	(29)
Installment Loans to Individuals	(1,040)	(1,037)	(1,060)	(883)	(764)
Total Loans Charged-off	(1,062)	(1,153)	(1,121)	(1,641)	(857)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	6	8	33	65	34
Real Estate - Commercial	17	22	17	16	15
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	3	5	3	21	11
Installment Loans to Individuals	220	307	253	243	269
Total Recoveries of Loans Previously Charged-off	246	342	306	345	329
Net Loans Charged-off	(816)	(811)	(815)	(1,296)	(528)
Provision for Loan Losses
Charged to Expense	1,020	1,460	2,288	2,289	1,471

Balance at End of Period	$12,046	$11,842	$11,193	$ 9,720	$ 8,727

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.09%	.10%	.11%	.17%	.08%
Provision for Loan Losses as a Percentage of Average Loans	.12	.17	.30	.31	.21
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.38	1.38	1.38	1.29	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans	571.18	472.37	436.89	282.72	424.67
Nonperforming Loans as a Percentage of Loans, Period-end	.24	.29	.32	.46	.28
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.20	.22	.33	.24

III. OTHER INCOME

The majority of our other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003 to 2004		2002 to 2003
	2004	2003	2002	Amount	%	Amount	%
Income from Fiduciary Activities	$ 4,226	$ 3,647	$ 3,863	$579	15.9%	$ (216)	(5.6)%
Fees for Other Services to Customers	7,512	6,776	6,189	736	10.9	587	9.5
Net Gains on Securities Transactions	362	755	100	(393)	(52.1)	655	655.0
Other Operating Income	1,092	1,169	1,161	(77)	(6.6)	8	0.7
Total Other Income	$13,192	$12,347	$11,313	$845	6.8	$1,034	9.1

2004 vs. 2003: Total other income increased $845 thousand, or 6.8%, from 2003 to 2004.  Without regard to net securities transactions, total other income increased by $1.2 million, or 10.7%, from 2003 to 2004.

For 2004, income from fiduciary activities increased $579 thousand, or 15.9%, from 2003.  At year-end 2004, the market value of assets under trust administration and investment management amounted to $801.7 million, an increase of $53.3 million, or 7.1%, from year-end 2003.  This increase reflected the general improvement in the equity markets during 2004 and substantial new accounts attributable to business development efforts.

Income from fiduciary activities includes income from funds under investment management in our proprietary North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  On a combined basis, these funds had a market value of $145.5 million and $112.9 million at December 31, 2004 and 2003, respectively.  The funds were introduced in March 2001, and are advised by our subsidiary investment advisers, North Country Investment Advisers, Inc.  Currently, the funds are owned almost entirely by qualified employee benefit plan accounts.  We also offer these funds on a retail basis through our bank branches.  Included as an investor in the funds is our pension plan, which owns shares in the funds with a market value of approximately $17.6 million at both December 31, 2004 and 2003.

Fees for other services to customers include deposit account service charges, insurance agency commissions, credit card and debit card merchant processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $7.5 million in 2004, an increase of $736 thousand, or 10.9%, from 2003.  The increase was primarily attributable to credit card and debit card merchant processing fees, deposit account service charges and insurance commission income.  In November 2004, we acquired a local insurance agency engaged in the sale of group health and life insurance.  See “Recent Acquisitions” on page 5 of this Report.

In 2004, total other income included securities gains of $362 thousand on the sale of $73.9 million of securities available-for-sale.  The primary purpose of the sales was to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales and purchases within the available-for-sale portfolio during 2004.

2004 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2004
Proceeds from Sales:
Collateralized Mortgage Obligations	$ ---	$ ---	$ 5,159	$ ---	$ 5,159
Other Mortgage-Backed Securities	---	---	4,917	4,170	9,087
U.S. Agency Securities	20,013	---	---	---	20,013
State and Municipal Obligations	---	---	---	---	---
Other	68	146	4,302	562	5,078
Total Sales	$20,081	$146	$14,378	$4,732	$39,337

Purchases:
Collateralized Mortgage Obligations	$ ---	$ ---	$ ---	$ 5,088	$ 5,088
Other Mortgage-Backed Securities	---	30,302	---	---	30,302
U.S. Agency Securities	---	19,892	---	10,067	29,959
State and Municipal Obligations	111	---	---	---	111
Other	102	5,785	1,504	1,032	8,423
Total Purchases	$213	$55,979	$1,504	$16,187	$73,883

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2004, other operating income decreased $77 thousand, or 6.6%, from 2003, primarily because we sold fewer loans into the secondary market in 2004.  During 2004, we sold $15.4 million of newly originated loans (primarily residential real estate loans) to the secondary market.  The net gains of $336 thousand were primarily due to the fact that we were able to write loans with yields slightly higher than those required by the secondary market.  By comparison, for 2003, we sold $18.5 million of loans for net gains of $489 thousand.

2003 vs. 2002:  Total other income increased $1.0 million, or 9.1%, from 2002 to 2003.  Without regard to net securities transactions, total other income increased by $379 thousand, or 3.4%, from 2002 to 2003.

For 2003, income from fiduciary activities decreased $216 thousand, or 5.6%, from 2002, even though total assets under administration and management increased.  At year-end 2003, the market value of assets under trust administration and investment management amounted to $748.5 million, an increase of $128.1 million, or 20.6%, from year-end 2002.  However, most of this increase in market value occurred toward the end of 2003; the average market value of assets under trust administration and investment management did not increase between the two years.  Fiduciary account fees, in general, are tied to the value of assets under administration.  The increase in the market value of assets under administration reflected the general improvement in the equity markets in the second half of 2003 and substantial new volume attributable to business development efforts.  Both the third and fourth quarter income from fiduciary activities for 2003 was above the respective quarters in 2002.

Income from fiduciary activities includes income from funds under investment management in our proprietary mutual funds, the North Country Funds, described in the preceding section.  On a combined basis, these funds had a market value of $112.9 million and $84.8 million at December 31, 2003 and 2002, respectively.

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

For 2003, total other income included securities gains of $755 thousand on the sale of $121.7 million of securities available-for-sale.  During the second and third quarters of 2003, we experienced above-average amounts of prepayments of mortgage-backed securities and CMO’s in the available-for-sale portfolio, many of which we had purchased in the markets at premiums at times when they had above-market rates.  The higher than anticipated prepayment levels had the effect of accelerating amortization of the premiums (an offset against interest income in the portfolio), ultimately reducing the yield on the portfolio below the projected yield.  The primary purpose of the 2003 sales in the available-for-sale portfolio was to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales in the available-for-sale portfolio and purchases in the available-for-sale and the held-to-maturity portfolios during 2003.  Total purchases in the table below include $11.5 million of asset-backed securities purchased by us and secured by assets (loans) originated by our Banks.  Such securities are not, however, included in the total amount listed under “Purchase of Securities Available-for-Sale” in the Consolidated Statement of Cash Flows included in our Consolidated Financial Statements in Part III, Item 8 of this Report, as our securitization of these loans and purchase of the asset-backed securities was a non-cash transaction.

2003 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2003
Proceeds from Sales:
Collateralized Mortgage Obligations	$ ---	$12,810	$19,376	$---	$ 32,186
Other Mortgage-Backed Securities	---	17,581	---	---	17,581
U.S. Agency Securities	53,896	10,120	---	---	64,016
State and Municipal Obligations	---	---	---	---	---
Other	803	1,332	6,441	99	8,675
Total Sales	$54,699	$41,843	$25,817	$99	$122,458

Purchases:
Collateralized Mortgage Obligations	$40,712	$ ---	$65,410	$22,948	$129,070
Other Mortgage-Backed Securities	51,061	37,840	---	16,603	105,504
U.S. Agency Securities	4,992	31,933	---	24,876	61,801
State and Municipal Obligations	418	400	---	371	1,189
Other	43	1,534	6,268	114	7,959
Total Purchases	$97,226	$71,707	$71,678	$64,912	$305,523

For 2003, other operating income increased $8 thousand, or 0.7%, from 2002.  During 2003, we sold $18.5 million of newly originated loans (primarily residential real estate loans) to the secondary market.  The net gains of $489 thousand were due, in part, to the fact that market interest rates on residential real estate loans kept falling during the period, but also because we were able to write loans with yields slightly higher than those required by the secondary market.  In 2002, we recognized $101 thousand in gains on the sale of loans.  The 2002 period also included a one-time benefit of $92 thousand from the demutualization of an insurance company for our group employee insurance trust and a $173 thousand recovery related to the former Vermont operations.  Credit card processing income decreased by $55 thousand from 2002 to 2003 as we completed our exit from this business in 2003.

IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2003 to 2004		2002 to 2003
	2004	2003	2002	Amount	%	Amount	%
Salaries and Employee Benefits	$19,824	$18,967	$18,858	$ 857	4.5%	$ 109	0.6%
Occupancy Expense of Premises, Net	2,695	2,524	2,330	171	6.8	194	8.3
Furniture and Equipment Expense	2,648	2,774	2,440	(126)	(4.5)	334	13.7
Other Operating Expense	7,805	8,220	7,769	(415)	(5.0)	451	5.8
Total Other Expense	$32,972	$32,485	$31,397	$ 487	1.5	$1,088	3.5

2004 vs. 2003:  Other expense for 2004 amounted to $33.0 million, an increase of $487 thousand, or 1.5%, from 2003.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are goodwill amortization and any net securities gains or losses.  For 2004, the efficiency ratio for Arrow was 51.0%, a slight decrease from the 2003 ratio of 51.4%.  Our 2004 ratio, however, compared favorably to the year-to-date ratio for our peer group of 61.1% as of September 30, 2004.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 14 and 16 of this Report.  Also see the discussion on page 4 regarding “Use of Non-GAAP Financial Measures.”

Salaries and employee benefits expense increased $857 thousand, or 4.5%, from 2003 to 2004.  The increase in salary expense for 2004 was 2.9% over 2003 due primarily to merit increases.  The increase in employee benefits from 2003 to 2004 was 8.6%, and was primarily attributable to increases in nonpension postretirement benefit costs, as well as increases in health insurance benefit costs.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.43% for 2004, 19 basis points less than the ratio for our peer group of 1.62% at September 30, 2004.

Occupancy expense increased $171 thousand, or 6.8%, from 2003 to 2004. Most of the increase was attributable to increased costs of lease expense, depreciation and real estate taxes.  Furniture and equipment expense actually decreased by $126 thousand, or 4.5%, from 2003 to 2004.  The decrease was primarily attributable to a decrease in equipment maintenance costs.

Other operating expense also decreased from 2003 to 2004, by $415 thousand, or 5.0%.  The net decrease was distributed among a variety of categories of other operating expense.

2003 vs. 2002:  Other expense for 2003 amounted to $32.5 million, an increase of $1.1 million, or 3.5%, from 2002.  For 2003, our efficiency ratio was 51.4%, an increase from the 2002 ratio of 49.5%.  Our 2003 ratio, however, compared favorably to the ratio for our peer group of 60.4%, annualized as of September 30, 2003.

Salaries and employee benefits expense increased $109 thousand, or 0.6%, from 2002 to 2003.  The increase in salary expense for 2003 was 7.9% over 2002 due to merit increases, as well as the hiring of additional employees.  This was offset, in part, by decreases in pension expense (due primarily to our 2002 conversion to a cash balance plan) and a decrease in the accrual for incentive compensation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for 2003, 25 basis points less than the ratio for our peer group of 1.67%, annualized at September 30, 2003.

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

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2003 to 2004		2002 to 2003
	2004	2003	2002	Amount	%	Amount	%
Provision for Income Taxes	$8,959	$8,606	$8,773	$353	4.1%	$(167)	(1.9)%
Effective Tax Rate	31.5%	31.3%	31.7%	0.2%	0.6	(0.4)%	(1.3)

The provisions for federal and state income taxes amounted to $9.0 million, $8.6 million and $8.8 million for 2004, 2003 and 2002, respectively.   The effective income tax rates for 2004, 2003 and 2002 were 31.5%, 31.3% and 31.7%, respectively.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the reporting company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2004, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portofolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2004, 2003 and 2002.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2004	2003	2002
U.S. Treasury and Agency Obligations	$ 56,329	$ 53,530	$ 59,319
State and Municipal Obligations	8,492	12,951	17,984
Collateralized Mortgage Obligations	121,732	127,522	96,460
Other Mortgage-Backed Securities	116,809	137,072	133,872
Corporate and Other Debt Securities	12,500	9,469	9,316
Mutual Funds and Equity Securities	9,386	9,287	9,710
Total	$325,248	$349,831	$326,661

In all periods, other mortgage-backed securities principally consisted of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and collateralized mortgage obligations guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.  At year-end 2004, approximately $8.4 million, or 88.7%, of the listed amount of mutual funds and equity securities consisted of required holdings of stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2004.  CMO’s and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10 year category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 4,917	$ 51,412	$ ---	$ ---	$ 56,329
State and Municipal Obligations	5,011	1,458	414	1,609	8,492
Collateralized Mortgage Obligations	3,112	118,620	---	---	121,732
Other Mortgage-Backed Securities	779	97,397	17,905	728	116,809
Corporate and Other Debt Securities	33	9,297	---	3,170	12,500
Mutual Funds and Equity Securities	---	---	---	9,386	9,386
Total	$13,852	$278,184	$18,319	$14,893	$325,248

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2004.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	3.25%	3.23%	---%	---%	3.24%
State and Municipal Obligations	3.33	4.52	6.36	7.34	4.40
Collateralized Mortgage Obligations	3.91	4.41	---	---	4.40
Other Mortgage-Backed Securities	7.55	4.37	4.54	7.09	4.43
Corporate and Other Debt Securities	2.19	4.14	---	6.42	4.69
Mutual Funds and Equity Securities	---	---	---	1.62	1.62
Total	3.27	4.16	4.54	2.91	4.09

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2004.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2004 and 2003, the weighted average maturity was 2.4 and 4.3 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2004, the net unrealized gain on securities available-for-sale amounted to $1.3 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gain at December 31, 2004 represents a $1.0 million decrease since December 31, 2003 and is primarily attributable to the decreased fair value of the debt securities portfolios resulting from an increase in long-term rates during 2004.

For further information regarding our portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:

The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2004	2003	2002
State and Municipal Obligations	$108,117	$105,776	$74,505

For information regarding the fair value at December 31, 2004, of our portfolio of securities held-to-maturity, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2004.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$21,156	$56,499	$29,810	$652	$108,117

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2004.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.33%	5.93%	5.41%	8.08%	5.29%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2004.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2004, 2003 and 2002, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 3.9 years and 4.7 years at December 31, 2004 and 2003, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS

(Dollars In Thousands)

	December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 76,379	9	$ 82,808	10	$ 75,659	10	$ 74,026	10	$ 60,850	8
Real Estate - Commercial	137,107	15	110,499	13	97,683	12	79,337	11	70,129	10
Real Estate - Construction	7,868	1	8,670	1	10,754	1	8,036	1	5,063	1
Real Estate - Residential	342,957	39	328,673	38	295,265	36	259,883	34	265,325	36
Indirect Loans	300,672	34	311,812	36	317,706	39	315,046	42	314,871	42
Other Installment Loans to Individuals	10,328	1	12,716	2	14,225	2	18,796	2	19,531	3
Total Loans	875,311	100	855,178	100	811,292	100	755,124	100	735,769	100
Allowance for Loan Losses	(12,046)		(11,842)		(11,193)		(9,720)		(8,727)
Total Loans, Net	$863,265		$843,336		$800,099		$745,404		$727,042

Indirect Loans: For several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing commenced by the auto manufacturers in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During 2004, (excluding the third quarter) indirect loan balances continued to decline.  However, indirect loans still represent the second largest category of loans (34%) in our portfolio, and it continues to be the case that any developments threatening the indirect loan business generally may be expected to have a negative impact on our financial performance due to our reliance on such loans.  If auto manufacturers continue to offer heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the largest segment of our loan portfolio at December 31, 2004, at 39% of loans at year-end.  This segment of our portfolio increased $14.3 million from 2003 to 2004, despite the fact that we sold (with servicing retained) $15.4 million of low-rate fixed rate mortgages during the year.  The period of strong demand for residential real estate loans, which began when rates started falling in 2001, began to weaken in the third and fourth quarters of 2003, as refinancing activity, no longer driven by falling rates, began to slow down.  Residential mortgage demand remained moderate during 2004, as rates stayed near, if not at, their record low levels of prior years.

During 2003 we sold (with servicing retained) $15.8 million of low-rate residential real estate loans.  The level of the portfolio was also impacted by the securitization of $11.5 million of mortgage loans discussed earlier in this Report.  In effect, the securitized loans were merely transferred to our securities available-for-sale portfolio.  We also securitized $30.0 million of mortgage loans in 2001.

Commercial and Commercial Real Estate Loans: We continued to experience strong to moderate demand for commercial loans in 2004, a continuing trend that has persisted for several years, as commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Commercial and Commercial Real Estate	$205,016	$202,967	$200,235	$191,592	$187,447
Residential Real Estate	281,939	284,273	280,636	278,785	283,145
Home Equity	44,774	43,041	40,500	38,779	37,403
Indirect Consumer Loans	305,953	305,746	301,972	310,219	320,286
Other Consumer Loans[1]	38,934	37,542	36,559	37,112	36,673
Total Loans	$876,616	$873,569	$859,902	$856,487	$864,954

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on the previous page, captioned “DISTRIBUTION OF LOANS.”

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Commercial and Commercial Real Estate	23.4%	23.2%	23.3%	22.5%	21.7%
Residential Real Estate	32.2	32.6	32.6	32.5	32.8
Home Equity	5.1	4.9	4.7	4.5	4.3
Indirect Consumer Loans	34.9	35.0	35.1	36.2	37.0
Direct Consumer Loans	4.4	4.3	4.3	4.3	4.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Commercial and Commercial Real Estate	6.51%	6.24%	6.14%	6.09%	6.32%
Residential Real Estate	5.93	5.98	6.08	6.18	6.17
Home Equity	4.53	4.33	4.20	4.25	4.40
Indirect Consumer Loans	5.19	5.35	5.57	5.76	5.95
Direct Consumer Loans	7.17	7.42	7.51	7.55	7.90
Total Loans	5.79	5.80	5.90	6.03	6.12

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 20 under the heading "Key Interest Rate Changes 1999 - 2005."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from mid-2001 to the end of June 2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin in more recent periods as the rate decline ended.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  Our deposit rates began to flatten out in mid-2002, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and the first two quarters of 2004, with the cost of deposits decreasing only slightly, if at all, and loan yields decreasing somewhat faster.  Thus the yield on our loan portfolio decreased by 13 basis points in the second quarter of 2004, while the cost of our interest-bearing deposits only decreased by 4 basis points for the same period.

On June 30, 2004, the Federal Reserve Board ended an uninterrupted four-year period of falling rates with a 25 basis point increase in prevailing rates, followed by four additional 25 basis point increases in August, September, November and December 2004.  Due to the time-lag between rising rates and the repricing of loan balances, the yield on our loan portfolio not only failed to rise, but continued to fall from the second quarter of 2004 to the third quarter of 2004.  However, the decrease in the portfolio yield effectively came to a halt in the fourth quarter of 2004 as the yield dropped by only one basis point from the third quarter yield.

If rates continue to increase in forthcoming periods, as many analysts have forecasted, we expect that our cost of deposits will begin to increase, on average, while the yield on the loan portfolio may remain flat or even possibly decrease slightly for a time and then start to increase, with a time lag behind increases in the cost of deposits.  If so, we may experience further reductions in net interest margin in forthcoming periods.

The following table indicates the respective maturities and repricing structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2004.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  All of the real estate - construction loans are for single family houses where we have also made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$28,264	$36,317	$11,798	$76,379
Real Estate - Construction	---	248	7,620	7,868
Total	$28,264	$36,565	$19,418	$84,247

Fixed Interest Rates	$ 8,339	$25,884	$ 9,972	$44,195
Variable Interest Rates	19,925	10,681	9,446	40,052
Total	$28,264	$36,565	$19,418	$84,247

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not then funded.  As of December 31, 2004, our total contingent liability for standby letters of credit amounted to $2.6 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2004, we had outstanding unfunded loan commitments in the aggregate amount of approximately $138.3 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on accrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2004.

Loans past due 90 days or more and still accruing interest, as identified in the table presented on page 25 under the heading “SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES,” are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

SFAS No. 114 requires that all impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral if the loan is collateral dependent.  We apply the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250 thousand, and to all restructured loans.  Allowances for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5.  Under the provisions of SFAS No. 114, we determine impairment for collateralized loans based on fair value of the collateral less estimated cost to sell.  For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

During 2004 two commercial loans were considered impaired under SFAS No. 114 with an average recorded investment of $236 thousand.  By year-end 2004, one of these loans was fully paid-off (with no portion of the loan charged-off) leaving, at year-end 2004, one impaired loan with a balance of $515 thousand and a related reserve of $112 thousand.

At December 31, 2004, nonperforming loans amounted to $2.1 million, a decrease of $398 thousand, or 15.9%, from the balance at year-end 2003.  Total nonperforming loans at year-end 2004 represented .24% of period-end loans, a decrease from .29% at year-end 2003.  The ratio of nonperforming loans to average loans for our peer group at September 30, 2004 was .63%.

During 2004 income recognized on year-end balances of nonaccrual loans was $115 thousand.  Income that would have been recognized during that period on nonaccrual loans if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $161 thousand.

During 2003 one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $254 thousand.  The loan was returned to accrual status before year-end 2003.  There were no impaired loans at December 31, 2003.

At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.  Total nonperforming loans at year-end 2003 represented .29% of period-end loans, a decrease from .32% at year-end 2002.  The ratio of nonperforming loans to average loans for our peer group at September 30, 2003 was .80%, or 175.9% higher than our ratio at December 31, 2003.

During 2003 income recognized on year-end balances of nonaccrual loans was $107 thousand.  Income that would have been recognized during that period on nonaccrual loans if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $160 thousand.

At December 31, 2002 one commercial loan was considered impaired under SFAS No. 114 with a recorded investment of $319 thousand, an allowance for loan losses of $160 thousand and a net carrying amount of $159 thousand.  This loan was included in nonaccrual loans in the schedule of nonperforming loans.

At December 31, 2002, nonperforming loans amounted to $2.6 million, a decrease of $876 thousand, or 25.5%, from the balance at year-end 2001.  The decrease was primarily attributable to one $749 thousand commercial loan designated nonperforming at year-end 2001, which was paid-off by the borrower during December 2002.  Total nonperforming loans at year-end 2002 represented .32% of period-end loans, a decrease from .46% at year-end 2001.  The ratio of nonperforming loans to period-end loans for our peer group at December 31, 2002 was .78%, or 143.8% higher than our ratio at December 31, 2002.

During 2002 income recognized on year-end balances of nonaccrual loans was $110 thousand.  Income that would have been recognized during that period on nonaccrual loans if all such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $215 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, we apply an internal credit quality rating system to commercial loans that are either past due or fully performing loans which may exhibit certain characteristics that could reflect a potential weakness.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.  Because of this approach toward placing commercial loans on nonaccrual status, we normally do not identify any significant number of potential  problem loans in our portfolio that do not otherwise meet one of the classifications discussed above (e.g., nonaccrual, troubled debt restructurings).  At year-end 2004 and 2003, we had no such additional potential problem loans.  At year-end 2002 we had identified only one credit that, although still accruing interest, exhibited such significant weakness as to warrant mention as a potential problem.  In 2003 we up-graded the status of that borrower and no longer considered the credit to be classified as a potential problem loan.

The balance of other non-current loans to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $4.6 million at December 31, 2004 and represented 0.52% of loans outstanding at that date, as compared to approximately $6.6 million, or 0.78% of loans at December 31, 2003.  These non-current loans at December 31, 2004 were composed of approximately $3.7 million of consumer loans, principally indirect motor vehicle loans, $609 thousand of residential real estate loans, $170 thousand of commercial real estate loans and $107 thousand of commercial loans.

The overall level of our performing loans, that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State.  In general, the economy in our geographic market area was relatively strong in the 1997-2000 period.  Although the U.S. experienced a mild recession in 2001, which continued throughout 2002 and into 2003, the economic downturn was not as severe in northeastern New York State.  In the “Capital District” in and around Albany and in the area north of the Capital District, which are our principal service areas, unemployment remained below the national average.

FOREIGN OUTSTANDINGS - None

LOAN CONCENTRATIONS

The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7.  For further discussion, see Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other real estate owned (OREO) consists of real property acquired in foreclosure.  OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost.  We establish allowances for OREO losses, which are established and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost).  For all periods, all OREO was held for sale.  Repossessed assets consist almost entirely of automobiles.

DISTRIBUTION OF OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

(Net of Allowance) (In Thousands)

	December 31,
	2004	2003	2002	2001	2000
Single Family 1 - 4 Units	$ ---	$ ---	$ 51	$294	$425
Commercial Real Estate	---	---	---	---	---
Construction	---	---	---	---	---
Other Real Estate Owned, Net	---	---	51	294	425
Repossessed Assets	136	180	143	66	150
Total Other Real Estate Owned and Repossessed Assets	$136	$180	$194	$360	$575

The following table summarizes changes in the net carrying amount of other real estate owned for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2004	2003	2002	2001	2000
Balance at Beginning of Year	$ ---	$ 51	$ 294	$ 425	$ 586
Properties Acquired Through Foreclosure	---	10	114	222	554
Writedown of Properties Previously Foreclosed	---	---	---	(6)	---
Sales	---	(61)	(357)	(347)	(715)
Balance at End of Year	$ ---	$ ---	$ 51	$ 294	$ 425

The following is a summary of changes in the allowance for OREO losses:

ALLOWANCE FOR OTHER REAL ESTATE OWNED LOSSES

(In Thousands)

	2004	2003	2002	2001	2000
Balance at Beginning of Year	$ ---	$ ---	$ 6	$---	$ 24
Writedowns of Properties Previously Foreclosed	---	---	---	6	---
Charge-Offs	---	---	(6)	---	(24)
Balance at End of Year	$ ---	$ ---	$ ---	$ 6	$ ---

During 2004, we did not acquire or sell any real estate acquired through foreclosure.

During 2003, we acquired one property for $10 thousand through foreclosure.  Also during the year, we sold two properties with a carrying amount of $61 thousand for a net gain of $12 thousand.

During 2002, we acquired two properties totaling $114 thousand through foreclosure.  Also during the year, we sold seven properties with a carrying amount of $317 thousand for a net gain of $40 thousand, we received other payments on foreclosed properties of $41 thousand.

During 2001, we acquired five properties totaling $222 thousand through foreclosure.  Also during the year, we sold five properties with a carrying amount of $290 thousand for a net gain of $103 thousand.  We received other payments on foreclosed properties of $57 thousand.

During 2000, we acquired nine properties totaling $554 thousand through foreclosure.  Also during the year, we sold thirteen properties with a carrying amount of $715 thousand for a net gain of $29 thousand.

III. SUMMARY OF LOAN LOSS EXPERIENCE

We monitor credit quality through a continuous review of the entire loan portfolio.  All significant loans (primarily commercial and commercial real estate loans) are reviewed at least annually, and those under special supervision are reviewed at least quarterly.  Additionally, regulatory examiners perform periodic examinations of our loan portfolio and report on these examinations to management. The boards of directors of our Banks, upon recommendations from management, determine the extent of charge-offs and have the final decision-making responsibility in authorizing charge-offs.

Through the provision for loan losses, an allowance (reserve) is maintained for probable loan losses.  Actual loan losses are charged against this allowance when they are identified.  In evaluating the adequacy of the allowance for loan losses, we consider various risk factors influencing asset quality.  The analysis is performed on a loan-by-loan basis for impaired and large balance loans, and by portfolio type for smaller balance homogeneous loans. This analysis is based on judgments and estimates and may change in response to economic developments or other conditions that may influence borrowers' economic outlook and financial condition and prospects.

In addition to conclusions regarding the adequacy of the allowance, the provision for loan losses is influenced by the total size of the loan portfolio, the level of nonperforming loans, by the level of loans actually charged-off against the allowance during prior periods and the change in the mix of loan categories within the loan portfolio.

The table in Part II, Item 7.B.II., “Provision for Loan Losses and Allowance for Loan Losses,” presents a summary of the activity in our allowance for loan losses.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is a general allowance applicable to losses inherent in the loan portfolio.  For internal operating purposes, the allowance is not allocated among loan categories.

In the following table, the allowance has been allocated among the loan categories indicated solely for purposes of complying with disclosure requirements of the Securities and Exchange Commission.  However, this allocation should not be interpreted as a projection of (I) likely sources of future charge-offs, (II) likely proportional distribution of future charge-offs among loan categories or (III) likely amounts of future charge-offs.  Since we regard the allowance as a general balance and has assigned unallocated values to categories in the table solely for purposes of compliance with the disclosure requirements, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

On a quarterly basis, we risk-classify delinquent or problem loans in the commercial, commercial real estate and real estate construction portfolios as special mention, substandard, doubtful or loss.  Reserves are assigned to all loans by either a specific allocation, a risk-classified loss percentage or by a percentage applied to individual categories of loans.

Subject to the qualifications noted above, an allocation of the allowance for loan losses by principal classification and the proportion of the related loan balance is presented below as of December 31 for each of the years indicated.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2004	2003	2002	2001	2000
Commercial, Financial and Agricultural	$ 1,430	$ 2,554	$ 3,662	$2,922	$2,026
Real Estate-Commercial	2,632	1,381	916	731	507
Real Estate-Construction	---	---	---	---	---
Real Estate-Residential Mortgage	1,411	1,576	1,458	997	1,322
Installment Loans to Individuals	4,392	4,293	4,253	4,012	4,160
Unallocated	2,181	2,038	904	1,058	712
Total	$12,046	$11,842	$11,193	$9,720	$8,727

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2004	2003	2002	2001	2000
Commercial, Financial and Agricultural	9%	10%	10%	10%	8%
Real Estate-Commercial	16	13	12	11	10
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	39	38	36	34	36
Installment Loans to Individuals	35	38	41	44	45
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2004		2003		2002
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 163,029	--%	$ 144,665	--%	$132,208	--%
Interest-Bearing Demand Deposits	350,047	1.06	325,593	1.28	282,365	1.57
Regular and Money Market Savings	290,352	0.68	275,255	0.81	230,039	1.38
Time Deposits of $100,000 or More	69,431	2.16	73,307	2.40	81,770	2.77
Other Time Deposits	174,746	2.46	192,682	2.90	201,253	3.75
Total Deposits	$1,047,746	1.10	$1,011,502	1.36	$927,635	1.88

During 2004, average deposit balances increased by $36.2 million, or 3.6%, from 2003.  The increase in deposit balances during 2004 was generated from our pre-existing branch network, that is, no branches were added or acquired in 2004.

During 2003, average deposit balances increased by $83.9 million, or 9.0%, from 2002.  The increase in deposit balances during 2003 was largely generated from our pre-existing branch network, although we did open a new branch in Queensbury, New York.  No other branches were added or acquired in 2003.

During 2002, average deposit balances increased by $62.0 million, or 7.2%, from 2001.  Once again, the increase in deposit balances during 2002 was largely generated from our pre-existing branch network, although we opened a second branch in Saratoga Springs at the beginning of the year.  No other branches were added or acquired in 2002.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Demand Deposits	$ 166,433	$ 172,793	$ 160,184	$ 152,562	$ 154,537
Interest-Bearing Demand Deposits	348,795	309,544	372,472	369,837	365,995
Regular and Money Market Savings	293,883	298,104	289,340	279,957	278,503
Time Deposits of $100,000 or More	73,775	71,558	65,411	66,911	67,012
Other Time Deposits	170,857	171,166	176,405	181,203	184,791
Total Deposits	$1,053,743	$1,023,165	$1,063,812	$1,050,470	$1,050,838

We typically experience seasonally high deposit balances in the first and last quarters of each year due to the cyclicality of municipal deposits, which generally are included in either interest-bearing demand deposits or time deposits of $100,000 or more (during the period of very low interest rates, these deposits were primarily maintained in interest-bearing demand deposits).  As is typical in falling rate environments, many of our depositors placed maturing time deposits in non-maturity deposits, beginning in the third and fourth quarters of 2001 and into 2002, 2003 and 2004 as well, presumably as a temporary investment pending a return to rising rates.  This was also true for our municipal depositors who maintained high balances in NOW accounts at both year-end 2003 and 2004.

Our average deposit balances in the fourth quarter of 2004 were little changed from the fourth quarter of 2003, due in part to our decision to take a less aggressive posture in bidding for certain municipal deposits.  The renewal of two large, high-cost accounts totaling $30.7 million (reflected in interest-bearing demand deposits in the table above) was not aggressively pursued by us in the beginning of the third quarter of 2004.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Demand Deposits	15.8%	16.9%	15.1%	14.5%	14.7%
Interest-Bearing Demand Deposits	33.1	30.3	35.0	35.2	34.8
Regular and Money Market Savings	27.9	29.1	27.2	26.7	26.5
Time Deposits of $100,000 or More	7.0	7.0	6.1	6.4	6.4
Other Time Deposits	16.2	16.7	16.6	17.2	17.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2003
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	0.96	0.80	1.21	1.22	1.21
Regular and Money Market Savings	0.73	0.68	0.65	0.64	0.69
Time Deposits of $100,000 or More	2.25	2.15	2.12	2.13	2.31
Other Time Deposits	2.46	2.34	2.47	2.56	2.72
Total Deposits (Including Non-Interest-Bearing)	1.08	0.98	1.14	1.18	1.23

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of our deposit liabilities, although this lag is shorter than the lag between Federal Reserve actions and the repricing of our loans and other earning assets.  As a result of the Federal Reserve rate decreases in the 2001 through mid-2004 period, we experienced a decrease in the cost of deposits throughout the period.  The cost of deposits during the second quarter of 2004 was at its lowest point in many years.

After the Federal Reserve Board began its recent series of rate increases in June 2004, cited earlier, our cost of deposits continued to fall in the third quarter of 2004 as maturing time deposits were still repricing at lower rates.  By the fourth quarter of 2004, the average cost of deposits began to rise.  We expect that this trend will continue until the Federal Reserve Board discontinues its current series of interest rate increases, and perhaps slightly beyond that point due to the time lag in repricing deposits.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2004 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$46,623
Three to Six Months	10,191
Six to Twelve Months	8,566
2006	5,684
2007	9,054
2008	1,671
2009 and Beyond	4,117
Total	$85,906

D. LIQUIDITY

Liquidity is measured by the ability of Arrow to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need.

Securities available-for-sale represent a primary source of our balance sheet cash flow.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank (“FHLB”).  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $58.9 million at December 31, 2004.  There were no advances under either line at December 31, 2004.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.

In addition, we have in place modest borrowing facilities from correspondent banks and also have identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding accessible in relatively short time periods.  Also, our lead bank, Glens Falls National, has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2004, the amount available under this facility was $118.7 million, but there were no advances outstanding at December 31, 2004.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of cash flows from our investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in our portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $118.0 million at December 31, 2004, an increase of $12.2 million, or 11.5%, from the prior year-end.  The increase in shareholders’ equity during 2004 primarily reflected $10.5 million of retained earnings (after dividends) and $1.9 million of new stock issued in November 2004 to acquire Capital Financial Group, Inc., offset, in part, by $2.5 million of periodic repurchases of Arrow’s common stock.

In 2004 and 2003 we privately placed $10 million each of capital securities issued by a subsidiary Delaware business trust specifically formed for such purpose.  These trust preferred securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of December 31, 2004.  These securities have certain features that make them an attractive funding vehicle.  Under final rules, issued February 28, 2005 by the FRB, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital under capital adequacy guidelines discussed below.  See Note 12 to the Consolidated Financial Statements included in Part II, Item 8 for a further description of our trust preferred securities.  At December 31, 2004, we redeemed a $5 million issue of trust preferred securities originally issued and sold by us in 1999.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to Arrow and our subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For Arrow, Tier 1 capital is comprised of common shareholders' equity and the trust preferred securities issued by our two unconsolidated subsidiaries (see the second previous paragraph), less intangible assets.  Total capital, for this risk-based capital standard, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of our allowance for loan losses.

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

The table below sets forth the capital ratios of Arrow and our subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2004:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	14.5%	13.7%	12.5%
Total Risk-Based Capital Ratio	15.8	14.9	15.1
Tier 1 Leverage Ratio	9.2	8.4	10.0

At December 31, 2004 Arrow and both of our subsidiary banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

The source of funds for the payment of shareholder dividends by Arrow consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  There are various legal and regulatory limitations applicable to the payment of dividends to Arrow by our bank subsidiaries.  As of December 31, 2004, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $29.6 million.  The ability of Arrow and our Banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of our cash dividend payments.

F. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used by us for general corporate purposes or for customer needs.  Corporate purpose transactions are used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions are used to manage customers' requests for funding.

We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$150,000	$75,000	$30,000	$ 5,000	$40,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Capital Lease Obligations	---	---	---	---	---
Operating Lease Obligations[3]	2,461	206	418	533	1,304
Purchase Obligations	---	---	---	---	---
Total	$172,461	$75,206	$30,418	$5,533	$61,304

1 See Note 11 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Federal Home Loan Bank Advances, including call provisions.

2 See Note 12 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts.

3 See Note 22 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

H. FOURTH QUARTER RESULTS

We reported net income of $4.9 million for the fourth quarter of 2004, an increase of $161 thousand, or 3.4%, from the fourth quarter of 2003.  Diluted earnings per common share for the fourth quarter of 2004 was $.48, an increase of $.02, or 4.3%, over the $.46 amount for the fourth quarter of 2003.  The change in earnings was primarily attributable to the following: (i) a $195 thousand decrease in net interest income, (ii) a $31 thousand increase in the provision for loan losses, (iii) a $715 thousand increase in other income, (iv) a $176 thousand increase in other expense, and (v) a $162 thousand increase in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes in net income and changes in financial condition are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended December 31,
	2004	2003
Interest and Dividend Income	$17,041	$17,761
Interest Expense	4,721	5,256
Net Interest Income	12,320	12,505
Provision for Loan Losses	276	245
Net Interest Income after Provision for Loan Losses	12,044	12,260
Other Income	3,568	2,853
Other Expense	8,383	8,207
Income Before Provision for Income Taxes	7,229	6,906
Provision for Income Taxes	2,281	2,119
Net Income	$ 4,948	$ 4,787

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	10,140	10,105
Diluted	10,384	10,358
Basic Earnings Per Common Share	$.49	$.47
Diluted Earnings Per Common Share	.48	.46
Cash Dividends Per Common Share	.23	.21

AVERAGE BALANCES:
Assets	$1,389,030	$1,386,271
Earning Assets	1,318,540	1,319,122
Loans	876,616	864,954
Deposits	1,053,743	1,050,838
Shareholders’ Equity	115,287	103,955

SELECTED RATIOS (Annualized):
Return on Average Assets	1.42%	1.37%
Return on Average Equity	17.07%	18.27%
Net Interest Margin [2]	3.91%	3.95%

Net Charge-offs to Average Loans	.13%	.08%
Provision for Loan Losses to Average Loans	.13%	.11%

1 Share and Per Share amounts for the fourth quarter of 2003 have been restated for the September 2004 3% stock dividend.

2 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial

   Measures” on page 4).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates or prices will make our position less valuable.  The ongoing monitoring and management of risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

Interest rate risk is the most significant market risk affecting us.  Interest rate risk is the exposure of our net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to the risk of prepayment of loans and early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  Due to the low level of interest rates at December 31, 2004, the downward shift was calculated using a 100 basis point shift in interest rates.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of December 31, 2004, a 200 basis point increase in interest rates demonstrated a 2.45% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.69% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.  However, during this period of very low interest rates we also may be adversely impacted by continuing declines in prevailing rates since there is very little likelihood that such decreases would be reflected in the short or long run by a comparable downward adjustment of deposit rates.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions in the second half of 2004 and early in 2005 that resulted in six 25 basis point increases in prevailing rates.  We believe that continued increases in prevailing interest rates will have a short to medium-term negative impact on our net interest margin and net interest income as well.  We are not able to predict with certainty what the magnitude of these effects would be.

The hypothetical estimates underlying the sensitivity analysis are based upon numerous assumptions including: the nature and timing of changes in interest rates including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, we cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2004 and 2003

Consolidated Statements of Income

for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Arrow’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Arrow Financial Corporation (Arrow) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arrow’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Arrow’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Arrow; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Arrow are being made only in accordance with authorizations of management and directors of Arrow; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Arrow’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Arrow Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Arrow maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 7, 2005

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2004	2003
ASSETS
Cash and Due from Banks	$ 29,805	$ 27,526
Federal Funds Sold	7,000	5,800
Cash and Cash Equivalents	36,805	33,326

Securities Available-for-Sale	325,248	349,831
Securities Held-to-Maturity (Approximate Fair
Value of $111,058 in 2004 and $110,341 in 2003)	108,117	105,776

Loans	875,311	855,178
Allowance for Loan Losses	(12,046)	(11,842)
Net Loans	863,265	843,336
Premises and Equipment, Net	14,939	14,174
Other Real Estate and Repossessed Assets, Net	136	180
Goodwill	10,717	9,297
Other Intangible Assets, Net	1,019	166
Other Assets	17,703	17,834
Total Assets	$1,377,949	$1,373,920

LIABILITIES
Deposits:
Demand	$ 167,667	$ 151,847
Regular Savings, N.O.W. & Money Market Deposit Accounts	607,820	646,544
Time Deposits of $100,000 or More	85,906	65,585
Other Time Deposits	170,887	182,640
Total Deposits	1,032,280	1,046,616
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	42,256	39,515
Other Short-Term Borrowings	1,720	1,421
Federal Home Loan Bank Advances	150,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	15,000
Other Liabilities	13,659	15,503
Total Liabilities	1,259,915	1,268,055

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,478,703 Shares Issued at December 31, 2004 and 13,086,119 Shares Issued at December 31, 2003)	13,479	13,086
Surplus	127,312	113,335
Undivided Profits	23,356	24,303
Unallocated ESOP Shares (92,740 Shares in 2004
and 117,964 Shares in 2003)	(1,358)	(1,769)
Accumulated Other Comprehensive Income	429	1,084
Treasury Stock, at Cost (3,189,452 Shares at December 31,
2004 and 3,189,550 Shares at December 31, 2003)	(45,184)	(44,174)
Total Shareholders’ Equity	118,034	105,865
Total Liabilities and Shareholders’ Equity	$1,377,949	$1,373,920

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2004	2003	2002
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$50,598	$54,571	$57,052
Interest on Federal Funds Sold	138	92	308
Interest and Dividends on Securities Available-for-Sale	13,759	12,439	14,479
Interest on Securities Held-to-Maturity	3,948	3,629	3,306
Total Interest and Dividend Income	68,443	70,731	75,145
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,504	1,756	2,269
Other Deposits	9,973	11,973	15,144
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	369	356	516
Other Short-Term Borrowings	9	7	46
Federal Home Loan Bank Advances	6,207	6,751	6,656
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	1,144	767	475
Total Interest Expense	19,206	21,610	25,106
NET INTEREST INCOME	49,237	49,121	50,039
Provision for Loan Losses	1,020	1,460	2,288
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	48,217	47,661	47,751
OTHER INCOME
Income from Fiduciary Activities	4,226	3,647	3,863
Fees for Other Services to Customers	7,512	6,776	6,189
Net Gains on Securities Transactions	362	755	100
Other Operating Income	1,092	1,169	1,161
Total Other Income	13,192	12,347	11,313
OTHER EXPENSE
Salaries and Employee Benefits	19,824	18,967	18,858
Occupancy Expense of Premises, Net	2,695	2,524	2,330
Furniture and Equipment Expense	2,648	2,774	2,440
Other Operating Expense	7,805	8,220	7,769
Total Other Expense	32,972	32,485	31,397

INCOME BEFORE PROVISION FOR INCOME TAXES	28,437	27,523	27,667
Provision for Income Taxes	8,959	8,606	8,773
NET INCOME	$19,478	$18,917	$18,894
Average Shares Outstanding:
Basic	10,122	10,148	10,267
Diluted	10,364	10,382	10,501
Earnings Per Common Share:
Basic	$ 1.92	$ 1.86	$ 1.84
Diluted	1.88	1.82	1.80

All share and per share amounts have been adjusted for the 2004 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2001	9,970,376	$9,970	$99,459	$17,268	$(1,941)	$ 1,562	$(34,814)	$91,504
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,894	---	---	---	18,894
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $1,027)	---	---	---	---	---	(617)	---	(617)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,938)	---	---	---	---	---	2,368	---	2,368
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $100)	---	---	---	---	---	(60)	---	(60)
Other Comprehensive Income								1,691
Comprehensive Income								20,585

5% Stock Dividend	498,519	499	14,516	(15,015)	---	---	---	---
Cash Dividends Declared,
$.73 per Share	---	---	---	(7,536)	---	---	---	(7,536)
Stock Options Exercised (87,126 Shares)	---	---	460	---	---	---	612	1,072
Shares Issued Under the Directors’ Stock Plan (1,401 Shares)	---	---	23	---	---	---	10	33
Shares Issued Under the Employee Stock Purchase Plan (27,026 Shares)	---	---	353	---	---	---	194	547
Tax Benefit for Disposition of Stock Options	---	---	237	---	---	---	---	237
Purchase of Treasury Stock (224,332 Shares)	---	---	---	---	---	---	(5,221)	(5,221)
Allocation of ESOP Stock (7,590 Shares)	---	---	62	---	119	---	---	181
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,917	---	---	---	18,917
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $726)	---	---	---	---	---	436	---	436
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $3,578)	---	---	---	---	---	(2,151)	---	(2,151)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $755)	---	---	---	---	---	(454)	---	(454)
Other Comprehensive Loss								(2,169)
Comprehensive Income								16,748

Five for Four Stock Split	2,617,224	2,617	(2,617)	---	---	---	---	---
Cash Dividends Declared,
$.81 per Share	---	---	---	(8,225)	---	---	---	(8,225)
Stock Options Exercised (53,544 Shares)	---	---	265	---	---	---	378	643
Shares Issued Under the Directors’ Stock Plan (2,187 Shares)	---	---	41	---	---	---	16	57
Shares Issued Under the Employee Stock Purchase Plan (28,181 Shares)	---	---	389	---	---	---	209	598
Tax Benefit for Disposition of Stock Options	---	---	109	---	---	---	---	109
Purchase of Treasury Stock (227,531 Shares)	---	---	---	---	---	---	(5,558)	(5,558)
Allocation of ESOP Stock (4,130 Shares)	---	---	38	---	53	---	---	91
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	19,478	---	---	---	19,478
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $131)	---	---	---	---	---	(79)	---	(79)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $602)	---	---	---	---	---	(362)	---	(362)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $362)	---	---	---	---	---	(214)	---	(214)
Other Comprehensive Loss								(655)
Comprehensive Income								18,823

3% Stock Dividend	392,584	393	11,032	(11,425)	---	---	---	---
Cash Dividends Declared,
$.89 per Share	---	---	---	(9,000)	---	---	---	(9,000)
Stock Options Exercised (95,247 Shares)	---	---	243	---	---	---	750	993
Shares Issued Under the Directors’ Stock Plan (2,459 Shares)	---	---	56	---	---	---	19	75
Shares Issued Under the Employee Stock Purchase Plan (24,053 Shares)	---	---	405	---	---	---	193	598
Tax Benefit for Disposition of Stock Options	---	---	409	---	---	---	---	409
Purchase of Treasury Stock (86,947 Shares)	---	---	---	---	---	---	(2,453)	(2,453)
Acquisition of Subsidiary (60,976 Shares)	---	---	1,427	---	---	---	481	1,908
Allocation of ESOP Stock (28,762 Shares)	---	---	405	---	411	---	---	816
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034

  Per share amounts and share data have been adjusted for subsequent stock splits and dividiends, including the most recent 2004 3% stock dividend.

  Included in the shares issued for the stock dividend in 2004 were treasury shares of 95,690 and unallocated ESOP shares of 3,538.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2004	2003	2002
Net Income	$ 19,478	$ 18,917	$ 18,894
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,020	1,460	2,288
Depreciation and Amortization	3,150	4,912	3,145
Compensation Expense for Allocated ESOP Shares	405	91	181
Gains on the Sale of Securities Available-for-Sale	(532)	(988)	(178)
Losses on the Sale of Securities Available-for-Sale	170	233	78
Loans Originated and Held-for-Sale	(17,675)	(18,049)	(7,845)
Proceeds from the Sale of Loans Held-for-Sale	18,078	18,539	7,946
Net Gains on the Sale of Loans, Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(243)	(337)	(5)
Deferred Income Tax Expense	597	2,231	528
Shares Issued Under the Directors’ Stock Plan	75	57	33
Decrease (Increase) in Interest Receivable	87	259	(143)
Decrease in Interest Payable	(127)	(444)	(405)
Increase in Other Assets	(943)	(3,272)	(2,626)
Increase (Decrease) in Other Liabilities	(1,926)	2,433	(3,166)
Net Cash Provided By Operating Activities	21,614	26,042	18,725

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	39,337	122,458	40,803
Proceeds from the Maturities and Calls of Securities Available-for-Sale	57,168	152,763	91,287
Purchases of Securities Available-for-Sale	(73,883)	(294,011)	(205,007)
Proceeds from the Maturities of Securities Held-to-Maturity	4,851	2,116	1,259
Purchases of Securities Held-to-Maturity	(7,402)	(33,477)	(886)
Net Increase in Loans	(21,944)	(57,198)	(58,227)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	891	874	1,373
Purchase of Premises and Equipment	(1,846)	(1,531)	(1,591)
Net Cash Used In Investing Activities	(2,828)	(108,006)	(130,989)

Financing Activities:
Net Increase in Deposits	(14,336)	88,144	72,509
Net Increase (Decrease) in Short-Term Borrowings	3,040	(7,562)	10,853
Proceeds from Federal Home Loan Bank Advances	79,800	40,000	30,000
Repayments of Federal Home Loan Bank Advances	(79,800)	(35,000)	---
Repayment of Trust Preferred Security	(5,000)	---	---
Proceeds from Issuance of Trust Preferred Securities	10,000	10,000	---
Purchase of Treasury Stock	(2,453)	(5,558)	(5,221)
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,591	1,241	1,619
Tax Benefit for Disposition of Stock Options	409	109	237
Acquisition of Subsidiary	31	---	---
Common Stock Purchased by ESOP	411	---	---
Cash Dividends Paid	(9,000)	(8,225)	(7,536)
Net Cash (Used In) Provided By Financing Activities	(15,307)	83,149	102,461
Net Increase (Decrease) in Cash and Cash Equivalents	3,479	1,185	(9,803)
Cash and Cash Equivalents at Beginning of Year	33,326	32,141	41,944
Cash and Cash Equivalents at End of Year	$36,805	$33,326	$32,141
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$19,332	$22,055	$25,511
Income Taxes	10,228	1,224	12,858
Non-cash Investing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	928	990	1,244
Loans Securitized and Transferred to Securities Available-for-Sale	---	11,512	---
Impact of Deconsolidation of Subsidiary Trusts upon Adoption of FIN 46R as Described in Note 1 under “Recent Accounting Pronouncements:”
Decrease in Trust Preferred Securities	---	(15,000)	---
Increase in Junior Subordinated Obligations	---	15,000	---
Increase in Other Assets Representing Investment in Subsidiary Trusts	---	(465)	---
Increase in Deposits Representing Cash Held at Subsidiary Banks by Subsidiary Trusts	---	465	---

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands, Except Per Share Amounts)

Arrow Financial Corporation (Arrow) is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956.  The accounting and reporting policies of Arrow Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the banking industry in all material respects.

Principles of Consolidation - The financial statements of Arrow and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 25, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ consolidated financial statements have been reclassified to conform with the current-year financial statement presentation.

Cash and Cash Equivalents - Cash and cash equivalents in the Consolidated Statements of Cash Flows include the following items:  cash at branches, due from bank balances, cash items in the process of collection and federal funds sold.

Securities - Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes.  Realized gains and losses are based upon the amortized cost of the specific security sold.  Any unrealized losses on securities which reflect a decline in value which is other than temporary are charged to income.  The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest rate method.

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

The allowance for loan losses is maintained by charges to operations based upon our evaluation of the loan portfolio, current economic conditions, past loan losses and other factors.  In our opinion, the balance is sufficient to provide for probable loan losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal and State regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses.  Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination which may not be currently available to management.

Arrow accounts for impaired loans under Statement of Financial Accounting Standards (“SFAS”) No. 114, "Accounting by Creditors for Impairment of a Loan."  SFAS No. 114, as amended, requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.  Arrow applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114.  Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5.  Under the provisions of SFAS No. 114, Arrow determines impairment for collateralized loans based on fair value of the collateral less estimated costs to sell.  For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  Arrow determines the interest income recognition method on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

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

Income Taxes - Arrow accounts for income taxes under the asset and liability method required by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Arrow’s policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets - Arrow adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," during the quarter ended September 30, 2002.  SFAS No. 147 affects the accounting for an unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeded the fair value of the assets acquired.  Under SFAS No. 147, if such a transaction met the criteria for a business combination, the carrying amount of the unidentifiable intangible asset is reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for Arrow was January 1, 2002.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset, and for which separate accounting records have been maintained, should be accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill.  The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but which must be evaluated annually for impairment.

Management concluded that the acquisition of branches that gave rise to the unidentifiable intangible asset was a business combination under SFAS No. 147, and therefore ceased amortizing the reclassified goodwill retroactive to January 1, 2002.  The carrying amount of the unidentifiable intangible asset related to the branch acquisitions and reclassified as goodwill was $9,297 as of January 1, 2002.  In November 2004, Arrow acquired all of the outstanding shares of common stock of CFG in a tax-free exchange for Arrow’s common stock (60,976 shares).  Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,422), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.

The carrying amounts of recognized intangible assets that meet the recognition criteria of SFAS No. 141 and for which separate accounting records have been maintained, primarily core deposit intangibles, have been included in the consolidated balance sheet as Other Intangible Assets, Net.  Core deposit intangibles are being amortized on a straight-line basis over a period of 15 years.

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  Arrow accounts for mortgage servicing rights under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2004 or 2003.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension and Postretirement Benefits - Arrow maintains a non-contributory, defined benefit pension plan covering substantially all employees, as well as a supplemental pension plan covering certain executive officers selected by the Board of Directors. The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. Arrow also provides certain post-retirement medical, dental and life insurance benefits to substantially all employees and retirees. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.

Stock-Based Compensation Plans - Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  Arrow accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income (other than for certain stock appreciation rights granted in 1992 and earlier, all of which have been exercised as of December 31, 2002), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.  See also Note 14.  As described more fully in Note 17, Arrow sponsors an Employee Stock Purchase Plan (ESPP) with a 15% discount, which is not considered compensatory under APB Opinion No. 25.  Under SFAS No. 123, the ESPP is considered compensatory and the entire discount is considered to be compensation expense in the pro forma disclosures below.

The following table illustrates the effect on net income and earnings per share if Arrow had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
Net Income, as Reported	$19,478	$18,917	$18,894
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	553	426	349
Pro Forma Net Income	$18,925	$18,491	$18,545
Earnings per Share:
Basic - as Reported	$1.92	$1.86	$1.84
Basic - Pro Forma	1.87	1.82	1.81
Diluted - as Reported	1.88	1.82	1.80
Diluted - Pro Forma	1.83	1.78	1.77

The weighted-average fair value of options granted during 2004, 2003 and 2002 was $8.25, $6.49 and $6.09, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yields of 2.88%, 3.28% and 3.24%; expected volatility of 28.4%, 27.2% and 27.5%; risk free interest rates of 3.78%, 3.76% and 3.13%; and expected lives of 7.0 years for each year.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects of future grants on pro forma net income for future years.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, Arrow receives cash from a counterparty in exchange for the transfer of securities to a third party custodian’s account that explicitly recognizes Arrow’s interest in the securities.  These agreements are accounted for by Arrow as secured financing transactions since it maintains effective control over the transferred securities and meets other criteria for such accounting as specified in SFAS No. 140.  Accordingly, the cash proceeds are recorded as borrowed funds and the underlying securities continue to be carried in Arrow’s securities available-for-sale portfolio.

Earnings Per Share (“EPS”) - Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as Arrow’s stock options), computed using the treasury stock method.  Unallocated common shares held by Arrow’s Employee Stock Ownership Plan are not included in the weighted average number of common shares outstanding for either the basic or diluted EPS calculation.

Financial Instruments - Arrow is a party to certain financial instruments with off-balance sheet risk, such as:  commercial lines of credit, construction lines of credit, overdraft protection, home equity lines of credit and standby letters of credit.  Arrow's policy is to record such instruments when funded.  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time Arrow's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of Arrow's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, Arrow has a substantial trust department that contributes net fee income annually.  The value of trust department customer relationships is not considered a financial instrument, and therefore this value has not been incorporated into the fair value estimates.  Other significant assets and liabilities that are not considered financial assets or liabilities include deferred taxes, premises and equipment, the value of low-cost, long-term core deposits and goodwill.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24.  As of December 31, 2004 and 2003, and during 2004, 2003 and 2002, Arrow had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

Trust Assets and Fiduciary Income - Assets held by Arrow in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these assets are not assets of Arrow.  Income from fiduciary activities is reported on the accrual basis.

Segment Reporting - Management evaluates the operations of Arrow based solely on one business segment - commercial banking, which constitutes Arrow’s only segment for financial reporting purposes.  Arrow operates primarily in northern New York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.

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

A material estimate that is particularly susceptible to significant change in the near term is the allowance for loan losses.  In connection with the determination of the allowance for loan losses, management obtains appraisals for properties.  The allowance for loan losses is our best estimate of probable loan losses incurred as of the balance sheet date.  While management uses available information to recognize losses on loans, future adjustments to the allowance for loan losses may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review Arrow’s allowance for loan losses.  Such agencies may require Arrow to recognize adjustments to the allowance for loan losses based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Recent Accounting Pronouncements – In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), “Share-Based Payment.”  For Arrow, SFAS No. 123R requires that, beginning with the third quarter of 2005, the cost of employee services received in exchange for an award of equity instruments be measured on the grant date at the fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserve at December 31, 2004 and 2003 was approximately $15,043 and $14,174 respectively.

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

A summary of the amortized costs and the approximate fair values of securities at December 31, 2004 and 2003 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2004:
U.S. Treasury and Agency Obligations	$ 56,918	$ 56,329	$ 4	$ 93
State and Municipal Obligations	8,340	8,492	152	---
Collateralized Mortgage Obligations	120,697	121,732	1,085	50
Other Mortgage-Backed Securities	116,334	116,809	1,465	990
Corporate and Other Debt Securities	12,333	12,500	235	68
Mutual Funds and Equity Securities	9,328	9,386	61	3
Total Securities Available-for-Sale	$323,950	$325,248	$3,002	$1,704

December 31, 2003:
U.S. Treasury and Agency Obligations	$ 53,771	$ 53,530	$ 46	$ 287
State and Municipal Obligations	12,655	12,951	296	---
Collateralized Mortgage Obligations	126,989	127,522	954	422
Other Mortgage-Backed Securities	135,734	137,072	2,484	1,145
Corporate and Other Debt Securities	9,191	9,469	278	---
Mutual Funds and Equity Securities	9,238	9,287	49	---
Total Securities Available-for-Sale	$347,578	$349,831	$4,107	$1,854

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2004:
State and Municipal Obligations	$108,117	$111,058	$ 3,352	$ 410

December 31, 2003:
State and Municipal Obligations	$105,776	$110,341	$ 5,068	$ 503

NOTE 3:

SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2004 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 5,000	$ 4,917	$ ---	$ ---
State and Municipal Obligations	5,005	5,012	21,157	21,183
Collateralized Mortgage Obligations	3,110	3,112	---	---
Other Mortgage-Backed Securities	758	779	---	---
Corporate and Other Debt Securities	33	33	---	---
Total	13,906	13,853	21,157	21,183

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	51,918	51,412	---	---
State and Municipal Obligations	1,432	1,457	56,499	58,686
Collateralized Mortgage Obligations	117,587	118,620	---	---
Other Mortgage-Backed Securities	97,010	97,397	---	---
Corporate and Other Debt Securities	9,304	9,297	---	---
Total	277,251	278,183	56,499	58,686

From 5 - 10 Years:
State and Municipal Obligations	391	414	29,809	30,517
Other Mortgage-Backed Securities	17,882	17,905	---	---
Total	18,273	18,319	29,809	30,517

Over 10 Years:
State and Municipal Obligations	1,512	1,609	652	672
Other Mortgage-Backed Securities	684	728	---	---
Corporate and Other Debt Securities	2,996	3,170	---	---
Mutual Funds and Equity Securities	9,328	9,386	---	---
Total	14,520	14,893	652	672
Total Securities	$323,950	$325,248	$108,117	$111,058

The fair value of securities pledged to secure repurchase agreements amounted to $42,256 and $39,515 at December 31, 2004 and 2003, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $282,290 and 300,386 at December 31, 2004 and 2003, respectively.  Other mortgage-backed securities at December 31, 2004 and 2003 included $17,213 and $25,614, respectively, of loans securitized by Arrow which it continues to service.

NOTE 3:

SECURITIES (Continued)

Information on temporarily impaired securities at December 31, 2004, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$19,665	$259	$21,609	$ 334	$ 41,274	$ 593
State & Municipal Obligations	577	1	---	---	577	1
Collateralized Mortgage Obligations	4,997	18	4,947	32	9,944	50
Other Mortgage-Backed Securities	21,710	231	46,704	759	68,414	990
Corporate & Other Debt Securities	5,049	68	---	---	5,049	68
Mutual Funds and Equity Securities	82	2	---	---	82	2
Total Securities Available-for-Sale	$52,081	$580	$73,260	$1,124	$125,341	$1,704

The above table represents 44 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Except for one unrated municipal obligation, no debt security has a current rating that is below investment grade, and most of the securities are rated “AAA.”  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Commercial, Financial and Agricultural	$ 76,379	$ 82,808
Real Estate - Commercial	137,107	110,499
Real Estate - Residential	342,957	328,673
Real Estate - Construction	7,868	8,670
Indirect Consumer Loans	300,672	311,812
Other Loans to Individuals	10,328	12,716
Total Loans	$875,311	$855,178

The carrying amount of net loans at December 31, 2004 and 2003 was $863,265 and $843,336, respectively.  The estimated fair value of net loans at December 31, 2004 and 2003 was $869,252 and $867,600, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $7,054 at December 31, 2004 and $8,553 at December 31, 2003.  During 2004, the amount of new loans and renewals extended to such related parties was $14,261 and the total of loan repayments was $15,760.

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11).  As of December 31, 2004, the amount of such pledged loans amounted to $226,503.

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2004	2003	2002
Nonaccrual Loans	$2,103	$1,822	$2,471
Loans Past Due 90 or More Days and Still Accruing Interest	6	685	91
Restructured Loans	---	---	---
Total Nonperforming Loans	$2,109	$2,507	$2,562

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2004	2003	2002
Gross Interest That Would Have Been Earned Under Original Terms	$161	$160	$215
Interest Included in Income	115	107	110

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2004	2003	2002
Balance at Beginning of Year	$11,842	$11,193	$ 9,720
Provision for Loan Losses	1,020	1,460	2,288
Recoveries	246	342	306
Charge-Offs	(1,062)	(1,153)	(1,121)
Balance at End of Year	$12,046	$11,842	$11,193

The balance of impaired loans, within the scope of SFAS No. 114, was $515 and $0 at December 31, 2004 and 2003, respectively.  The allowance for loan losses included $112 and $0 allocated to impaired loans at the same respective dates.  The average recorded investment in impaired loans for 2004, 2003 and 2002 was $236, $254 and $1,422, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2003 and 2002 is presented below:

	2004	2003
Land and Bank Premises	$18,269	$17,219
Equipment, Furniture and Fixtures	13,119	12,304
Leasehold Improvements	461	353
Total Cost	31,849	29,876
Accumulated Depreciation and Amortization	(16,910)	(15,702)
Net Premises and Equipment	$14,939	$14,174

Amounts charged to expense for depreciation and amortization totaled $1,208, $1,046 and $956 in 2004, 2003 and 2002, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

There was no other real estate owned at December 31, 2004 or 2003, and accordingly, no allowance for other real estate owned losses.  Repossessed assets totaled $136 and $180 at December 31, 2004 and 2003, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

INTANGIBLE ASSETS OTHER THAN GOODWILL (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2004, 2003 and 2002:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Pension Intangible Asset[5]	Total
Gross Carrying Amount, December 31, 2004	$ 560	$236	$117	$686	---	$1,599
Accumulated Amortization	(538)	(38)	(2)	(2)	---	(580)
Net Carrying Amount, December 31, 2004	$ 22	$198	$115	$684	---	$1.019

Gross Carrying Amount, December 31, 2003	$ 560	$118	---	---	---	$ 678
Accumulated Amortization	(501)	(11)	---	---	---	(512)
Net Carrying Amount, December 31, 2003	$ 59	$107	---	---	---	$ 166

Gross Carrying Amount, December 31, 2002	$ 560	---	---	---	$322	$ 882
Accumulated Amortization	(464)	---	---	---	---	(464)
Net Carrying Amount, December 31, 2002	$ 96	---	---	---	$322	$ 418

Amortization Expense:
2004	$37	$27	$ 2	$ 2	$ ---	$68
2003	$37	$11	---	---	$ ---	$48
2002	37	---	---	---	---	$37
Estimated Annual Amortization Expense:[1,2]
2005	22	39	24	34	---	119
2006	---	39	24	34	---	97
2007	---	39	23	34	---	96
2008	---	39	23	34	---	96
2009	---	28	21	34	---	83
Later Years	---	12		514	---	526

1 Amortization of Depositor Intangibles is reported in the income statement as a component of other operating expense.

2 Amortization of Mortgage Servicing Rights is reported in the income statement as a reduction of servicing fee income.

3 Amortization of Covenants is reported in the income statement as a component of other operating expense.

4 Amortization of Expirations is reported in the income statement as a component of other operating expense.

5 Changes in the Pension Intangible Asset are offset to a corresponding liability account, and are not a component of periodic income or expense.

During 2004, Arrow acquired all the common stock of an insurance agency and at the date of acquisition recorded intangible assets for a non-compete covenant of $117 and for the value of the existing customer base of $686.  There were no branch acquisitions during 2004 and no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2004:

	Time Deposits of $100,000 or More	Other Time Deposits
2005	$65,380	$86,650
2006	5,684	34,278
2007	9,054	25,938
2008	1,671	7,408
2009	3,419	13,073
2010 and Beyond	698	3,540
Total	$85,906	$170,887

The carrying value of time deposits at December 31, 2004 and 2003 was $256,793 and $248,225 respectively. The estimated fair value of time deposits at December 31, 2004 and 2003 was $256,404 and $251,153, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLB yield curve, which is considered representative of Arrow’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2004	2003	2002
Balance at December 31	$42,256	$39,515	$44,078
Maximum Month-End Balance	58,555	52,988	44,369
Average Balance During the Year	46,597	43,501	36,379
Average Rate During the Year	0.79%	0.82%	1.42%
Rate at December 31	0.83%	0.50%	1.23%

Other Short-Term Borrowings:
Balance at December 31	$1,720	$1,421	$4,420
Maximum Month-End Balance	3,021	3,234	5,336
Average Balance During the Year	836	770	3,089
Average Rate During the Year	1.06%	0.86%	1.49%
Rate at December 31	2.03%	0.73%	0.99%

Average Aggregate Short-Term Borrowing Rate During the Year	0.80%	0.82%	1.44%

Securities sold under agreements to repurchase generally mature within ninety days.  Arrow maintains effective control over the securities underlying the agreements.  Federal funds purchased represent overnight transactions.

Other short-term borrowings primarily include demand notes issued to the U.S. Treasury.   In addition, Arrow has in place borrowing facilities from correspondent banks, the Federal Home Loan Bank of New York (“FHLB”) and the Federal Reserve Bank of New York.

NOTE 11:

FHLB ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the FHLB each in the amount of $58,922.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock.  Participation in the FHLB program requires an investment in FHLB stock.  The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $7,613 and $7,500 at December 31, 2004 and 2003, respectively.  Arrow also borrows longer-term funds from the FHLB.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLB stock held by Arrow.  The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2004 and 2003 amounted to $226,503 and $233,786, respectively.  The table below presents information applicable to FHLB advances as of December 31, 2004 and 2003:

2004 Amount	2003 Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$ 5,000	$ 5,000	5.85%	February 22, 2001	Quarterly	November 22, 2005
5,000	5,000	5.43%	March 11, 2001	Quarterly	March 11, 2008
5,000	5,000	5.90%	May 22, 2001	Quarterly	November 22, 2005
20,000	20,000	5.93%	November 2, 2001	Quarterly	November 2, 2005
5,000	5,000	5.98%	November 22, 2001	Quarterly	November 22, 2005
10,000	10,000	4.80%			March 1, 2006
10,000	10,000	5.12%			February 14, 2011
10,000	10,000	5.18%			February 23, 2011
---	2,500	4.90%			June 15, 2004
---	7,500	5.00%			August 1, 2004
10,000	10,000	4.01%	June 3, 2005	One Time	June 4, 2012
10,000	10,000	3.02%	August 22, 2005	One Time	August 7, 2007
10,000	10,000	4.44%	June 3, 2006	One Time	June 4, 2012
---	10,000	1.28%			March 6, 2005
10,000	10,000	1.91%			April 28, 2005
10,000	10,000	2.89%			November 17, 2006
10,000	10,000	2.26%			November 17, 2005
10,000	---	2.55%			January 31, 2005
10,000	---	2.58%			February 15, 2005
$150,000	$150,000

The estimated fair value of FHLB advances was $152,675 and $156,504 at December 31, 2004 and 2003, respectively.  The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.  The table below presents the amounts of FHLB advances maturing in the next five years and beyond:

Final Maturity	Amount
2005	$ 75,000
2006	20,000
2007	10,000
2008	5,000
2009	---
Beyond	40,000
Total FHLB Advances	$150,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

At various times during 2004, there were outstanding three classes of financial instruments issued by three separate subsidiary business trusts of Arrow.  At year end, two such classes of trust-issued instruments were outstanding, having an aggregate amount of $20,000.

The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July  2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000.  The ACST II trust preferred securities bear a rate of 6.53% until September 30, 2008.  After that date, the rate will become a variable rate adjusted quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.

The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III trust preferred securities") in the aggregate amount of $10,000.  The rate on the ACST III trust preferred securities is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  ACST III used the proceeds of the sale its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.

On December 31, 2004, a third outstanding class of instruments previously issued by a subsidiary trust of Arrow was redeemed by that trust at a redemption price equal to the aggregate liquidation amount of the instruments, or $5,000.  The trust in question, Arrow Capital Trust I ("ACT I"), was established as a Delaware business trust in November 1999.  In December 1999, ACT I issued and sold to several unaffiliated purchasers 30-year guaranteed preferred beneficial interests in the trust's assets ("ACT I trust preferred securities") in the aggregate amount of $5,000 at a fixed rate of 9.50%.  ACT I used the proceeds from the sale of the ACT I trust preferred securities to acquire an identical amount ($5,000) of junior subordinated debentures issued by Arrow bearing an identical interest rate (9.50%).  On December 31, 2004, at the same time that ACT I redeemed all outstanding ACT I trust preferred securities, Arrow redeemed all $5,000 in aggregate principal amount of its junior subordinated debentures held by ACT I.

The primary assets of the two subsidiary trusts having trust preferred securities outstanding at year-end, ACST II and ACST III (the “Trusts”), are Arrow's junior subordinated debentures discussed above, and the sole revenues of the Trusts are payments received by them from Arrow with respect to the junior subordinated debentures.  The trust preferred securities issued by the Trusts are non-voting.  All common voting securities of the Trusts are owned by Arrow.  Arrow used the net proceeds from its sale of junior subordinated debentures to the Trusts, facilitated by the Trust’s sale of their trust preferred securities to the purchasers thereof, for general corporate purposes.  The trust preferred securities and underlying junior subordinated debentures, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.

Arrow's primary source of funds to pay interest on the debentures held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2004 and 2003, respectively, are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income.

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (Continued)

The estimated fair value of the outstanding trust preferred securities and underlying junior subordinated debentures was $20,651 and $16,796 at December 31, 2004 and 2003, respectively.  The fair value of these securities was estimated based on the discounted value of contractual cash flows.  The discount rate utilized in the estimate was the published yield on seasoned BAA corporate debt securities on the date of valuation.

As of December 31, 2003, Arrow deconsolidated these subsidiary trusts, which had issued trust preferred securities, and replaced the presentation of such instruments in its consolidated financial statements with Arrow’s junior subordinated debentures issued to the subsidiary trusts.  Such presentation reflects the adoption of FASB Interpretation No. 46 (FIN 46R) issued in December 2003.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE INCOME (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive income as of December 31:

	2004	2003
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(351)	$ (270)
Net Unrealized Securities Holding Gains	780	1,354
Total Accumulated Other Comprehensive Income	$ 429	$1,084

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for each of the years in the three-year period ended December 31, 2004.  All share and per share amounts have been adjusted for the 2004 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2004:
Basic EPS	$19,478	10,122	$1.92
Dilutive Effect of Stock Options	---	242
Diluted EPS	$19,478	10,364	$1.88
For the Year Ended December 31, 2003:
Basic EPS	$18,917	10,148	$1.86
Dilutive Effect of Stock Options	---	234
Diluted EPS	$18,917	10,382	$1.82
For the Year Ended December 31, 2002:
Basic EPS	$18,894	10,267	$1.84
Dilutive Effect of Stock Options	---	248
Diluted EPS	$18,894	10,515	$1.80

During a portion of 2004 options to purchase 64 shares of common stock at an average price of $32.02 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Antidilutive shares for 2003 and 2002 were 139 at an average price of $26.66 per share and 75 at an average price of $26.35, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2004, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $29,579.

Under current Federal Reserve regulations, Arrow is prohibited from borrowing from the subsidiary banks unless such borrowings are secured by specific obligations.  Additionally, the maximum of any such borrowing is limited to 10% of an affiliate’s capital and surplus.

Arrow and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on an institution’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Arrow and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004 and 2003, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, Arrow and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “Well Capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2004 and 2003:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Arrow	$138,085	15.8%	$70,049	8.0%	$87,562	10.0%
Glens Falls National	110,739	14.9%	59,338	8.0%	74,172	10.0%
Saratoga National	20,771	15.1%	11,026	8.0%	13,783	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	127,086	14.5%	35,010	4.0%	52,515	6.0%
Glens Falls National	101,443	13.7%	29,662	4.0%	44,493	6.0%
Saratoga National	17,245	12.5%	5,514	4.0%	8,271	6.0%
Tier I Capital (to Average Assets):
Arrow	127,086	9.2%	55,075	4 0%	55,075	4.0%
Glens Falls National	101,443	8.4%	48,421	4.0%	60,527	5.0%
Saratoga National	17,245	10.0%	6,919	4.0%	8,648	5.0%

NOTE 15:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk Weighted Assets):
Arrow	$121,606	14.2%	$68,510	8.0%	$85,638	10.0%
Glens Falls National	98,977	13.8%	56,965	8.0%	71,206	10.0%
Saratoga National	19,267	13.4%	11,503	8.0%	14,378	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	110,887	13.0%	34,119	4.0%	51,179	6.0%
Glens Falls National	90,031	12.6%	28,581	4.0%	42,872	6.0%
Saratoga National	15,067	10.5%	5,740	4.0%	8,610	6.0%
Tier I Capital (to Average Assets):
Arrow	110,887	8.1%	54,759	4 0%	54,759	4.0%
Glens Falls National	90,031	7.5%	48,017	4.0%	60,021	5.0%
Saratoga National	15,067	8.5%	7,090	4.0%	8,863	5.0%

Currently, banking regulators allow Trust Preferred Securities as a component of Tier 1 capital, but that position is being evaluated due to FIN 46.  Arrow cannot predict whether Trust Preferred Securities will continue to be allowed as a component of Tier 1 capital in future periods.

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate.  The service credits under the cash balance plan are equal to 6.0% for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

Arrow has multiple non-pension postretirement benefit plans.  The health care, dental and life insurance plans are contributory, with participants’ contributions adjusted annually.  The health care plan provides for automatic increases of Company contributions each year based on the increase in inflation, up to a maximum of 5%.  Arrow’s policy is to fund the cost of postretirement benefits in amounts determined at the discretion of management.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  The measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost, in the following tables, do not reflect any amount associated with the subsidy because Arrow, at December 31, 2004, was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables provide a reconciliation of the changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans’ assets during the years ended December 31, 2004 and 2003, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Change in Benefit Obligation:
Benefit Obligation at January 1	$23,627	$21,268	$6,645	$5,896
Service Cost	1,011	738	199	153
Interest Cost	1,389	1,344	491	384
Plan Participants’ Contributions	---	---	154	167
Amendments	285	(77)	---	---
Actuarial Loss	1,074	1,951	1,968	574
Benefits Paid	(1,837)	(1,597)	(501)	(529)
Benefit Obligation at December 31[1]	$25,549	$23,627	$8,956	$6,645

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$23,810	$16,552	$ ---	$ ---
Actual Return on Plan Assets	2,105	3,359	---	---
Employer Contributions	345	5,496	347	362
Plan Participants’ Contributions	---	---	154	167
Benefits Paid	(1,837)	(1,597)	(501)	(529)
Fair Value of Plan Assets at December 31	$24,423	$23,810	$ ---	$ ---

Funded Status	$(1,127)	$ 183	$(8,956)	$(6,645)
Unrecognized Transition Obligation	---	---	790	262
Unrecognized Prior Service Benefit	(1,280)	(1,689)	(244)	(373)
Unrecognized Net Loss	7,913	7,177	3,576	2,532
Net Amount Recognized	$ 5,506	$ 5,671	$(4,834)	$(4,224)
[1] Represents the projected benefit obligation for pension benefits and the accumulated benefit obligations for postretirement benefits.

At December 31, 2004 and 2003, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $21,689 and $19,778, respectively, which compared with total plan assets of $24,423 and $23,810, respectively.  At December 31, 2004 and 2003, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $2,607 and $2,555, respectively, which compared with total plan assets of $0 at December 31, 2004 and 2003.

NOTE 16:

RETIREMENT PLANS (Continued)

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits Qualified Plan		Pension Benefits Non-Qualified Plan		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Prepaid Benefit Cost	$7,531	$7,776	$ ---	$ ---	$ ---	$ ---
Accrued Benefit Cost	---	---	(2,607)	(2,554)	(4,834)	(4,224)
Intangible Assets	---	---	---	---	---	---
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-Tax Charge)	---	---	582	449	---	---
Net Amount Recognized	$7,531	$7,776	$(2,025)	$(2,105)	$(4,834)	$(4,224)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service Cost	$1,011	$ 738	$1,044	$199	$153	$143
Interest Cost	1,389	1,344	1,465	491	384	367
Expected Return on Plan Assets	(2,093)	(1,623)	(1,434)	---	---	---
Amortization of Prior Service Cost (Credit)	(123)	(118)	109	(24)	(69)	(69)
Amortization of Transition (Asset) Obligation	---	---	(47)	111	40	39
Amortization of Net Loss	326	356	109	180	175	130
Net Periodic Benefit Cost	$ 510	$ 697	$1,246	$957	$683	$610

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

NOTE 16:

RETIREMENT PLANS (Continued)

Additional Information:	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Decrease (Increase) in Minimum Liability Included In Other Comprehensive Income or Loss	$131	$726	$(1,027)	---	---	---
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	5.25%	5.25%	5.00%	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.25%	5.25%	5.00%	---	---	---
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	6.00%	6.50%	7.00%	6.00%	6.50%	7.00%
Expected Long-Term Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	4.00%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	5.25%	5.00%	---	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.25%	5.00%	---	---	---	---

Arrow’s overall expected long-term rate of return on assets is 9.00%.  The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based principally on Arrow’s ten-year time-weighted historical returns of 11.1%, with an adjustment for expected returns.

The following table presents management’s estimated benefit payments for the next ten years:

Estimated Future Benefit Payments
Payment Period	Qualified Pension Plans	Non-Qualified Pension Plan	Post Retirement Plan
2005	$ 843	$ 286	$ 447
2006	871	282	457
2007	962	254	474
2008	1,054	243	488
2009	1,164	226	512
2010-2014	7,573	1,304	2,736

NOTE 16:

RETIREMENT PLANS (Continued)

Assumed Health Care Cost Trend Rates at December 31
	Health Care		Drug Benefits		Dental Care
	2004	2003	2004	2003	2004	2003
Health Care Cost Trend Rate Assumed for Next Year	7.50%	8.50%	12.00%	12.00%	6.25%	6.25%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.50%	5.50%
Year that the Rate Reaches the Ultimate Trend Rate	2010	2010	2010	2010	2005	2005

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2004	$ 19	$(76)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2004	251	(779)

Arrow’s pension plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

	Plan Assets At December 31,
	2004	2003
Asset Category:
Cash	0.6%	1.1%
Mortgages	0.5	1.0
Debt Securities	1.0	1.1
Company Stock	5.8	5.0
Mutual Funds – Equity	72.4	70.9
Mutual Funds – Fixed Income	19.7	20.9
Total	100.0%	100.0%

At December 31, 2004 and 2003, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $17,676 and $17,626, respectively. At December 31, 2004 and 2003, plan assets also included 46 and 44 shares, respectively, of Arrow Financial Corporation common stock with a market value of $1,457 and $1,185, respectively.  During the respective years, the plan received $40 and $55 from cash dividends on Arrow’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow Financial Corp. common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

NOTE 16:

RETIREMENT PLANS (Continued)

Pension Plan Investment Policies and Strategies:

 Return Requirements:

The portfolio should achieve an inflation-protected rate of return at least equal to the actuarial assumption of 9%.

Risk Tolerance:

The Plan has the flexibility to accept an average to above-average degree of risk.  Key factors to consider in reaching conclusions regarding risk tolerance are: (i) the pension plan must meet ERISA prudence requirements, which apply to the entire portfolio, not just its individual component securities, (ii) the Plan’s two key actuarial assumptions with regard to expected long-term return on plan assets and salary progression are 9% and 3.5% respectively.  The expected long-term return on plan assets is reasonable relative to historic results over the last ten years of 11.1%.  The salary progression rate is in line with past results,(iii) the plan is valued annually, (iv) Arrow’s average employee age is reasonably low (43.2), and the time horizon is long, and (v) the Plan’s operating results have been relatively strong and consistent.

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

Investment Strategy:

The equity portion of the plan will be invested in a diversified portfolio of equity securities of companies with small, mid, and large capitalizations.  Both domestic and international equities are allowed.  While the plan is allowed to invest in the common stock of Arrow Financial up to 10% of the fair market value of plan assets at purchase, the plan assets will not be concentrated in any particular industry.  Both growth and value styles will be employed to increase the diversification and offer varying opportunities for appreciation.

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

Cash Flows

Based on the funded status at December 31, 2004, Arrow does not expect to make a contribution to the qualified defined benefit pension plan during 2005.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  That amount is estimated to be $375 for 2005.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (ESOP).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $105 and $464 in 2001 and 2000, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require Arrow to contribute at least an amount necessary for the ESOP to discharge its current obligations which include principal and interest payments on the notes. Arrow’s ESOP expense amounted to $500, $450 and $700 in 2004, 2003 and 2002, respectively.  In 2004, 2003 and 2002 Arrow made contributions to the ESOP in excess of the debt service requirements.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2004 were as follows:

Allocated Shares	712
Shares Released for Allocation During 2004	29
Unallocated Shares	93
Total ESOP Shares	834

Market Value of Unallocated Shares	$2,904

Under the employee stock purchase plan (ESPP), employees may purchase shares of Arrow’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 15% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings in accordance with APB Opinion No. 25.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

Arrow also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $667, $525 and $630 for 2004, 2003 and 2002, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2004, approximately 213,676 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

A summary of the status of Arrow’s stock option plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended is presented below (all share and per share data have been adjusted for stock splits and dividends, including the September 2004 3% stock dividend).

	2004		2003		2002
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	650,209	$16.31	639,410	$14.87	672,240	$12.99
Granted	64,000	32.02	64,478	27.03	74,997	26.35
Exercised	(95,217)	10.11	(53,541)	12.01	(102,588)	10.83
Forfeited	(400)	26.70	(138)	20.93	(5,240)	16.24
Outstanding at December 31	618,592	18.89	650,209	16.31	639,410	14.88
Exercisable at December 31	449,994	15.45	470,406	13.36	445,895	12.29

The following table summarizes information about Arrow’s stock options at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/04	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price
$6.00-$9.60	74,252	0.9	$ 7.82	74,128	$ 7.80
$9.61-$12.81	47,515	1.9	11.68	47,475	11.68
$12.82-$16.01	160,490	4.8	14.09	160,940	14.09
$16.02-$19.21	60,673	2.9	16.81	60,673	16.81
$19.22-$22.41	74,275	7.0	21.00	54,966	21.00
$22.42-$28.82	136,937	8.4	26.66	51,812	26.56
$28.83-$32.02	64,000	10.0	32.02	---	---
	618,592	5.5	18.89	449,994	15.45

NOTE  19:

SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of Arrow adopted a shareholder rights plan.  The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of Arrow.  Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $36.58 (adjusted for stock dividends and stock splits) per unit, subject to adjustment.  The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of Arrow’s common stock.  Rights held by such an acquiring person or persons may thereafter become void.  Under certain circumstances a right may become a right to purchase common stock or assets of Arrow or common stock of an acquiring corporation at a substantial discount.  Under certain circumstances, Arrow may redeem the rights at $.01 per right.  The rights will expire in April 2007 unless earlier redeemed or exchanged by Arrow.

NOTE 20:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2004	2003	2002
Computer Services	$1,365	$1,234	$1,167
Legal and Other Professional Fees	1,225	1,229	1,308
Postage	1,090	1,097	1,027
Stationery and Printing	864	933	888
Telephone and Communications	716	750	700
Advertising and Promotion	639	672	627
FDIC and Other Insurance	356	344	303
Charitable Contributions	170	160	124
Intangible Asset Amortization (see Notes 1 and 8)	42	37	37
All Other	1,338	1,764	1,588
Total Other Operating Expense	$7,805	$8,220	$7,769

NOTE 21:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2004	2003	2002
Federal	$7,433	$5,940	$7,526
State	929	435	719
Total Current Tax Expense	8,362	6,375	8,245
Deferred Tax Expense
Federal	531	1,817	398
State	66	414	130
Total Deferred Tax Expense	597	2,231	528
Total Provision for Income Taxes	$8,959	$8,606	$8,773

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2004, 2003 and 2002 to pre-tax income as a result of the following:

	2004	2003	2002
Computed Tax Expense at Statutory Rate	$9,953	$9,633	$9,684
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,747)	(1,685)	(1,530)
Nondeductible Interest Expense	119	130	140
State Taxes, Net of Federal Income Tax Benefit	647	552	552
Other Items, Net	(13)	(24)	(73)
Total Provision for Income Taxes	$8,959	$8,606	$8,773

NOTE 21:

INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

Deferred Tax Assets:	2004	2003
Allowance for Loan Losses	$4,678	$4,916
Pension and Deferred Compensation Plans	3,061	3,009
Minimum Pension Liability	232	179
Other	235	470
Total Gross Deferred Tax Assets	8,215	8,574

Deferred Tax Liabilities:
Pension Plans	3,003	3,305
Depreciation	818	796
Deferred Income	2,398	2,123
Net Unrealized Gains on Securities Available-for-Sale	517	899
Goodwill	1,352	752
Other	26	129
Total Gross Deferred Tax Liabilities	8,114	8,004
Net Deferred Tax Assets	$ 101	$ 570

Management believes that the realization of the recognized net deferred tax assets at December 31, 2004 and 2003 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2004 and 2003.

NOTE 22:

LEASE COMMITMENTS (In Thousands)

At December 31, 2004, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2004 were as follows:

Operating Leases
2005	$ 206
2006	206
2007	213
2008	211
2009	161
Later Years	1,465
Total Minimum Lease Payments	$2,461

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(In Thousands)

Arrow is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit include home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contract or notional amounts of those instruments reflect the extent of the involvement Arrow has in particular classes of financial instruments.

Arrow's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  Arrow uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(Continued)

Commitments to extend credit were $138,338 and $137,714 at December 31, 2004 and 2003, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34."  FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope.  Under FIN No. 45, Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,630 and $2,890 at December 31, 2004 and 2003, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2004 and 2003 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

Under SFAS No. 107 the fair value of commitments to extend credit is determined by estimating the fees to enter into similar agreements, taking into account the remaining terms and present creditworthiness of the counterparties, and for fixed rate loan commitments, the difference between the current and committed interest rates.  Arrow provides several types of commercial lines of credit and standby letters of credit to its commercial customers.  The pricing of these services is not isolated as Arrow considers the customer's complete deposit and borrowing relationship in pricing individual products and services.  The commitments to extend credit also include commitments under home equity lines of credit, for which Arrow charges no fee.  The carrying value and fair value of commitments to extend credit are not material and Arrow does not expect to incur any material loss as a result of these commitments.

In the normal course of business, Arrow and its subsidiary banks become involved in a variety of routine legal.  At present, there are no legal proceedings pending or threatened which, in the opinion of management and counsel, would result in a material loss to Arrow.

NOTE 24:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$108,117	$111,058	$105,776	$110,341
Net Loans (Note 4)	863,265	869,252	843,336	867,600
Time Deposits (Note 9)	256,793	256,404	248,225	251,153
FHLB Advances (Note 11)	150,000	152,675	150,000	156,504
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	20,651	15,000	16,796

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2004	2003
Interest-Bearing Deposits with Subsidiary Banks	$ 9,293	$ 6,635
Securities Available-for-Sale	453	391
Investment in Subsidiaries at Equity	130,443	115,203
Other Assets	3,745	4,937
Total Assets	$143,934	$127,166

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 15,000
Other Liabilities	5,900	6,301
Total Liabilities	25,900	21,301
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	118,034	105,865
Total Liabilities and Shareholders’ Equity	$143,934	$127,166

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2004	2003	2002
Dividends from Bank Subsidiaries	$ 6,975	$ 9,726	$12,641
Interest and Dividends on Securities Available-for-Sale	41	7	8
Other Income (Including Management Fees)	758	753	660
Net (Losses) Gains on the Sale of Securities Available-for-Sale	11	13	(41)
Total Income	7,785	10,499	13,268

Expense:
Interest Expense	1,208	842	564
Salaries and Benefits	202	199	584
Occupancy and Equipment	4	1	2
Other Expense	763	669	443
Total Expense	2,177	1,711	1,593
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	5,608	8,788	11,675
Income Tax Benefit	579	410	450
Income Before Equity in Undistributed
Net Income of Subsidiaries	6,187	9,198	12,125
Equity in Undistributed Net Income of Subsidiaries	13,291	9,719	6,769
Net Income	$19,478	$18,917	$18,894

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2004	2003	2002
Operating Activities:
Net Income	$19,478	$18,917	$18,894
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(13,291)	(9,719)	(6,769)
Net Losses (Gains) on the Sale of Securities Available-for-Sale	(11)	(13)	41
Shares Issued Under the Directors’ Stock Plan	75	57	33
Compensation Expense for Allocated ESOP Shares	405	91	181
Changes in Other Assets and Other Liabilities	497	(1,328)	(625)
Net Cash Provided by Operating Activities	7,153	8,005	11,755
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	160	331	203
Purchases of Securities Available-for-Sale	(202)	(346)	(231)
Net Cash Used in Investing Activities	(42)	(15)	(28)
Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees’ Stock Purchase Plan	1,591	1,241	1,619
Proceeds from Issuance of Trust Preferred Securities	10,000	10,000	---
Repayment of Trust Preferred Security	(5,000)	---	---
Tax Benefit for Disposition of Stock Options	409	109	237
Purchase of Treasury Stock	(2,453)	(5,557)	(5,221)
Cash Dividends Paid	(9,000)	(8,225)	(7,536)
Net Cash Used in Financing Activities	(4,453)	(2,432)	(10,901)
Net Increase in Cash and Cash Equivalents	2,658	5,558	826
Cash and Cash Equivalents at Beginning of the Year	6,635	1,077	251
Cash and Cash Equivalents at End of the Year	$ 9,293	$ 6,635	$ 1,077

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$ 1,208	$ 842	$ 564
Impact of Deconsolidation of Subsidiary Trusts upon Adoption of FIN 46R as Described in Note 1:
Increase in Junior Subordinated Obligations	---	15,000	---
Decrease in Trust Preferred Securities	---	(15,000)	---
Increase in Other Assets Representing Investment in Unconsolidated Trusts	---	(465)	---

NOTE 26:

CONCENTRATIONS OF CREDIT RISK

Most of Arrow's loans are with customers in northern New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 4.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2004 and 2003 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.  Earnings per share amounts have been adjusted for the 2004 3% stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,302	$17,062	$17,038	$17,041
Net Interest Income	12,304	12,111	12,502	12,320
Provision for Loan Losses	285	254	205	276
Net Securities Gains	210	---	(9)	161
Income Before Provision for Income Taxes	7,117	6,819	7,273	7,229
Net Income	4,865	4,698	4,968	4,948

Basic Earnings Per Common Share	.48	.46	.49	.49
Diluted Earnings Per Common Share	.46	.45	.48	.48

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$18,095	$17,711	$17,164	$17,761
Net Interest Income	12,469	12,199	11,948	12,505
Provision for Loan Losses	405	405	405	245
Net Securities Gains (Losses)	368	141	245	1
Income Before Provision for Income Taxes	7,080	6,987	6,550	6,906
Net Income	4,806	4,755	4,569	4,787

Basic Earnings Per Common Share	.47	.47	.45	.47
Diluted Earnings Per Common Share	.46	.46	.44	.46

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.  Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-16(e) under the Exchange Act) as of December 31, 2004.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 48.

Item 9B. Other Information – None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Nominees For Director and Directors Continuing in Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Arrow’s Proxy Statement for its Annual Meeting of Shareholders to be held April 27, 2005 (the “2005 Proxy Statement”), which sections are incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this  Report, “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Stock Options Plans,” “Pension Plan,” “Compensation of Directors,” “Employment Contracts” and “Compensation Committee Interlocks and Insider Participation” of the 2005 Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of Arrow” and ”Nominees for Director and Directors Continuing in Office” of the 2005 Proxy Statement, which sections are incorporated herein by reference.

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2004.  These equity compensation plans were the 1993 Long Term Incentive Plan ("1993 Stock Plan"), the 1998 Long Term Incentive Plan ("1998 Stock Plan"), the Director, Officer and Employee Stock Purchase Plan ("ESPP") and the Directors' Stock Plan ("Directors' Plan").  The 1993 Stock Plan and the 1998 Stock Plan were approved by Arrow's shareholders, the ESPP and the Directors' Plan were not.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	(1) 618,592	$18.89	(2) 213,676
Equity Compensation Plans Not Approved by Security Holders	0	0	(3) 591,969
Total	618,592	$18.89	805,645

(1) Represents 287,450 shares of Arrow’s common stock (Common Stock) issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 331,142 shares of Common Stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Includes 219,500 shares of Common Stock available at such date for future grants of awards under the 1998 Stock Plan and 0 shares of Common Stock available at such date for future grants of awards under the 1993 Stock Plan (awards of Common Stock under these plans may take the form of stock options or shares of restricted stock).

(3) Includes 17,129 shares of Common Stock available for future issuance under the Directors’ Plan and 574,840 shares of Common Stock available for future issuance under the ESPP.

Description of Non-Shareholder Approved Plans.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999, and amended in 2003 to authorize additional shares.  It provides for the issuance of shares of Common Stock to directors of Arrow and our Banks.  The shares constitute part of their compensation for service as directors.  Each year, the dollar value of shares to be granted to each eligible director is fixed in advance by vote of the full Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2004, is 29,959 shares.

Director, Officer and Employee Stock Purchase Plan.  The Director, Officer and Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  It provides for purchase by directors, advisers, officers, employees and certain retirees of shares of Common Stock from Arrow at a discount from the market value of the stock on date of purchase.  Participants purchase shares through automatic withholding by us from their paychecks or, in the case of directors or retirees, automatic deduction from their bank deposit accounts.  The discount on shares acquired under the Plan during 2004 was 15%, with the discount level to be set from time to time by the full Board.  On February 1, 2005, the Board set the discount level at 5%.  The maximum and minimum participation levels are $2,000 and $5, respectively, per participant per month.  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at 100% of market price.  The total number of shares authorized to be sold under the Plan, as adjusted through December 31, 2004, is 709,734 shares.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Transactions With Directors, Officers and Associates” of the 2005 Proxy Statement, which section is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions “Independent Auditors” and  “Independent Auditors’ Fees” of the 2005 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

4.3

Indenture between Arrow Financial Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.2.

4.4

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.3.

4.5

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
10.9

Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15.*

10.10

Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.16.*

10.11

Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.11.*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14.

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
4.6

Amended and Restated Trust Agreement by and among Wilmington Trust Company, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III.

4.7	Junior Subordinated Indenture between Arrow Financial Corporation, as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 28, 2004.
4.8	Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust III and SunTrust Capital Markets, Inc., dated December 28, 2004.
4.9	Guarantee Agreement by and between Arrow Financial Corporation and Wilmington Trust Company, dated as of December 28, 2004
10.12	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2005. *
10.13	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2005. *
10.14

Agreement and Plan of Reorganization by and among Glens Falls National Bank and Trust Company, Arrow Financial Corporation, 429 Saratoga Road Corporation, Capital Financial Group, Inc. and John Weber dated November 22, 2004.

10.15

Post-Closing Payment Agreement by and among Glens Falls National Bank and Trust Company, Arrow Financial Corporation, 429 Saratoga Road Corporation, Capital Financial Group, Inc. and John Weber dated November 22, 2004.

10.16	Employment Agreement between Arrow Financial Corporation, Glens Falls national Bank and Trust Company, Capital Financial Group, Inc. and John Weber dated November 29, 2004.*
21	Subsidiaries of Arrow
23	Consent of Independent Auditors
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 11, 2005	By /s/ Thomas L. Hoy Thomas L. Hoy President and Chief Executive Officer
Date: March 11, 2005	By: /s/ John J. Murphy John J. Murphy Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2005 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt Jan-Eric O. Bergstedt Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ Michael F. Massiano Michael F. Massiano Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director and Vice Chairman	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director
/s/ Thomas L. Hoy Thomas L. Hoy Director, Chairman and President