Form 10-Q
period 2005-03-31
ARROW FINANCIAL CORP
filed 2005-05-09
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
or
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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, par value $1.00 per share	10,xxx,xxx

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2005

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and Due from Banks	$ 34,587	$ 29,805
Federal Funds Sold	---	7,000
Cash and Cash Equivalents	34,587	36,805
Securities Available-for-Sale	333,756	325,248
Securities Held-to-Maturity (Approximate Fair Value of $114,725 at March 31, 2005 and $111,058 at December 31, 2004)	113,357	108,117
Loans	898,792	875,311
Allowance for Loan Losses	(12,084)	(12,046)
Net Loans	886,708	863,265
Premises and Equipment, Net	14,905	14,939
Other Real Estate and Repossessed Assets, Net	231	136
Goodwill	10,692	10,717
Other Intangible Assets, Net	990	1,019
Other Assets	20,741	17,703
Total Assets	$1,415,967	$1,377,949
LIABILITIES
Deposits:
Demand	$ 164,405	$ 167,667
Regular Savings, N.O.W. & Money Market Deposit Accounts	602,273	607,820
Time Deposits of $100,000 or More	122,805	85,906
Other Time Deposits	175,558	170,887
Total Deposits	1,065,041	1,032,280
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	70,761	42,256
Other Short-Term Borrowings	787	1,720
Federal Home Loan Bank Advances	130,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	13,605	13,659
Total Liabilities	1,300,194	1,259,915
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,478,703 Shares Issued at March 31, 2005 and December 31, 2004)	13,479	13,479
Surplus	127,902	127,312
Undivided Profits	25,447	23,356
Unallocated ESOP Shares (81,185 Shares at March 31, 2005 and 93,273 Shares at December 31, 2004)	(1,182)	(1,358)
Accumulated Other Comprehensive (Loss) Income	(2,519)	429
Treasury Stock, at Cost (3,238,512 Shares at March 31, 2005 and 3,189,452 Shares at December 31, 2004)	(47,354)	(45,184)
Total Shareholders’ Equity	115,773	118,034
Total Liabilities and Shareholders’ Equity	$1,415,967	$1,377,949

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended Mar 31,
	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,459	$12,755
Interest on Federal Funds Sold	9	20
Interest and Dividends on Securities Available-for-Sale	3,418	3,547
Interest on Securities Held-to-Maturity	981	980
Total Interest and Dividend Income	16,867	17,302
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	691	354
Other Deposits	2,336	2,725
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	163	55
Other Short-Term Borrowings	3	2
Federal Home Loan Bank Advances	1,593	1,578
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	277	284
Total Interest Expense	5,063	4,998
NET INTEREST INCOME	11,804	12,304
Provision for Loan Losses	232	285
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,572	12,019
OTHER INCOME
Income from Fiduciary Activities	1,107	1,056
Fees for Other Services to Customers	1,600	1,680
Net Gains on Securities Transactions	64	210
Insurance Commissions	395	5
Other Operating Income	128	273
Total Other Income	3,294	3,224
OTHER EXPENSE
Salaries and Employee Benefits	5,055	4,805
Occupancy Expense of Premises, Net	707	695
Furniture and Equipment Expense	765	694
Other Operating Expense	1,958	1,932
Total Other Expense	8,485	8,126
INCOME BEFORE PROVISION FOR INCOME TAXES	6,381	7,117
Provision for Income Taxes	1,951	2,252
NET INCOME	$ 4,430	$ 4,865
Average Shares Outstanding:
Basic	10,188	10,116
Diluted	10,394	10,358
Per Common Share:
Basic Earnings	$ .43	$ .48
Diluted Earnings	.43	.47

Share and Per Share amounts have been restated for the September 2004 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,430	---	---	---	4,430
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $4,840)	---	---	---	---	---	(2,910)	---	(2,910)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $64)	---	---	---	---	---	(38)	---	(38)
Other Comprehensive Income								(2,948)
Comprehensive Income								1,482

Cash Dividends Declared, $.23 per Share	---	---	---	(2,339)	---	---	---	(2,339)
Stock Options Exercised (33,191 Shares)	---	---	159	---	---	---	293	452
Shares Issued Under the Employee Stock Purchase Plan (5,590 Shares)	---	---	95	---	---	---	49	144
Tax Benefit for Disposition of Stock Options	---	---	170	---	---	---	---	170
Allocation of ESOP Stock (12,088 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (87,841 Shares)	---	---	---	---	---	---	(2,512)	(2,512)
Balance at March 31, 2005	13,478,703	$13,479	$127,902	$25,447	$(1,182)	$(2,519)	$(47,354)	$115,773

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,865	---	---	---	4,865
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,875)	---	---	---	---	---	2,330	---	2,330
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $210)	---	---	---	---	---	(126)	---	(126)
Other Comprehensive Income								2,204
Comprehensive Income								7,069

Cash Dividends Declared, $.21 per Share	---	---	---	(2,157)	---	---	---	(2,157)
Stock Options Exercised (48,936 Shares)	---	---	113	---	---	---	379	492
Shares Issued Under the Employee Stock Purchase Plan (5,970 Shares)	---	---	98	---	---	---	46	144
Tax Benefit for Disposition of Stock Options	---	---	56	---	---	---	---	56
Allocation of ESOP Stock (18,339 Shares)	---	---	252	---	267	---	---	519
Purchase of Treasury Stock (21,693 Shares)	---	---	---	---	---	---	(599)	(599)
Balance at March 31, 2004	13,086,119	$13,086	$113,854	$27,011	$(1,502)	$ 3,288	$(44,348)	$111,389

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2005	2004
Operating Activities:
Net Income	$ 4,430	$ 4,865
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	232	285
Depreciation and Amortization	569	751
Compensation Expense for Allocated ESOP Shares	166	519
Gains on the Sale of Securities Available-for-Sale	(64)	(210)
Loans Originated and Held-for-Sale	(1,047)	(4,881)
Proceeds from the Sale of Loans Held-for-Sale	278	4,967
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	32	(47)
(Increase) Decrease in Deferred Tax Assets	(46)	23
Increase in Interest Receivable	(1,016)	(424)
Increase (Decrease) in Interest Payable	174	12
Decrease (Increase) in Other Assets	63	(2,331)
Decrease in Other Liabilities	(229)	(878)
Net Cash Provided By Operating Activities	3,542	2,651
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	13,848	20,081
Proceeds from the Maturities and Calls of Securities Available-for-Sale	7,715	14,987
Purchases of Securities Available-for-Sale	(35,124)	(183)
Proceeds from the Maturities of Securities Held-to-Maturity	85	82
Purchases of Securities Held-to-Maturity	(5,375)	(955)
Net Increase in Loans	(23,193)	(187)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	157	242
Purchases of Premises and Equipment	(297)	(270)
Net Cash Provided By (Used In) Investing Activities	(42,184)	33,797
Financing Activities:
Net Increase in Deposits	32,761	18,373
Net Increase (Decrease) in Short-Term Borrowings	27,572	(2,667)
Federal Home Loan Bank Advances	40,000	---
Federal Home Loan Bank Repayments	(60,000)	---
Tax Benefit for Disposition of Stock Options	170	56
Allocation of ESOP Shares	176	---
Treasury Stock Issued for Stock-Based Plans	596	636
Purchases of Treasury Stock	(2,512)	(599)
Cash Dividends Paid	(2,339)	(2,157)
Net Cash Provided By Financing Activities	36,424	13,642
Net (Decrease) Increase in Cash and Cash Equivalents	(2,218)	50,090
Cash and Cash Equivalents at Beginning of Period	36,805	33,326
Cash and Cash Equivalents at End of Period	$34,587	$83,416
Supplemental Cash Flow Information:
Interest Paid	$4,889	$4,985
Income Taxes Paid	2,147	3,930
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	292	203

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2005

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2005 and December 31, 2004; the results of operations for the three-month periods ended March 31, 2005 and 2004; the changes in shareholders’ equity for the three-month periods ended March 31, 2005 and 2004; and the cash flows for the three-month periods ended March 31, 2005 and 2004.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2004, included in Arrow’s 2004 Form 10-K.

2.   Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of March 31, 2005 and December 31, 2004:

	2005	2004
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (351)	$(351)
Net Unrealized Holding Gains on Securities Available-for-Sale	(2,168)	780
Total Accumulated Other Comprehensive (Loss) Income	$(2,519)	$ 429

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2005 and 2004:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2005:
Basic EPS	$4,430	10,188	$.43
Dilutive Effect of Stock Options	---	206
Diluted EPS	$4,430	10,394	$.43
For the Three Months Ended March 31, 2004:
Basic EPS	$4,865	10,116	$.48
Dilutive Effect of Stock Options	---	242
Diluted EPS	$4,865	10,358	$.47

4.   Stock-Based Compensation Plans

Arrow accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income for stock awards granted under these plans as all awards granted under these plans have been options for a fixed number of shares having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first three months of 2005.  The weighted-average fair value of options granted during 2004 was $8.25 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 2.88%; expected volatility of 28.4%; risk free interest rate of 3.78%; and expected lives of 7.0 years.  Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchased Arrow’s common stock at a 15% discount below market price at the time of purchase for the first two months of 2005, but at a 5% discount below market price for all subsequent purchases.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  Under SFAS No. 123, however, a stock purchase plan with a discount in excess of 5% is considered compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.  The effects of applying SFAS No. 123 on pro forma net income in the recently completed period may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if Arrow had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Three Months Ended March 31,
	2005	2004
Net Income, as Reported	$4,430	$4,865
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(134)
Pro Forma Net Income	$4,279	$4,731

Earnings per Share:
Basic - as Reported	$.43	$.48
Basic - Pro Forma	.42	.47
Diluted - as Reported	.43	.47
Diluted - Pro Forma	.41	.46

In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (SFAS No. 123R), “Share-Based Payment.”  SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.  In a press release dated April 14, 2005, the SEC delayed the effective date of SFAS No. 123R to the first quarter of 2006.

5.   Guarantees

Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.  Standby and other letters of credit are conditional commitments issued by Arrow to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Typically, these instruments have terms of twelve months or less.  Some expire unused, and therefore, the total amounts do not necessarily represent future cash requirements.  Some have automatic renewal provisions.

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $2.3 million of standby letters of credit on March 31, 2005, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2005 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$332	$246	$ 43	$ 44
Interest Cost	456	346	106	97
Expected Return on Plan Assets	(688)	(527)	---	---
Amortization of Prior Service Cost (Credit)	(40)	32	(5)	(17)
Amortization of Transition Obligation	---	---	24	10
Amortization of Net Loss	107	16	39	46
Net Periodic Benefit Cost	$167	$113	$207	$180

We previously disclosed in our financial statements for the year ended December 31, 2004 that we do not expect to make a contribution to the qualified defined benefit pension plan during 2005.  We expect to contribute $375 to our postretirement benefit plans in 2005.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States, however, final regulations were not issued until January 2005.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  The measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy because Arrow, at March 31, 2005, was unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation was to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which were required to adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of our wholly-owned subsidiary trusts, formed to issue redeemable preferred securities (“trust preferred securities”).  Under final rules, issued February 28, 2005 by the Federal Reserve Board, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We have issued trust preferred securities in 2003 and 2004 totaling $20 million.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses.

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2005, and the related condensed consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004.

These consolidated financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

May 6, 2005

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2005

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries, as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s December 2004 “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of the 214 domestic bank holding companies with $1 to $3 billion in total consolidated assets identified in that report.

Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Expected shift from non-maturity deposits to time deposits	18	Next to last paragraph
Impact of changing rates on other time deposits	20	Last paragraph
Impact of competition for indirect loans	21	Last paragraph
Impact of rising rates on net interest margin, loan yields and deposit rates	22	Last paragraph
Liquidity	26	Last paragraph
Impact of changing interest rates	31	Fifth paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated market or business opportunities; and similar uncertainties inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2004.

Subsequent Events – On April 8, 2005, we completed the purchase of three branches from HSBC Bank USA, N.A., (HSBC) including total deposits of approximately $62 million and outstanding loan balances of approximately $8 million.  We paid a purchase premium of approximately $5.8 million.  The three branches are located in Saratoga and Washington counties (counties in our current market area) but are in towns where we did not previously operate branches.  Except as otherwise specifically noted, the financial information contained in this Report does not reflect our acquisition of these branches.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the non-GAAP financial measures, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of the company’s reasons for utilizing the non-GAAP financial measures as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC will so regard them.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2004 3% stock dividend.

	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Net Income	$4,430	$4,948	$4,968	$4,698	$4,865

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	38	97	(5)	---	126
Net Gains on Sales of Loans	3	91	43	16	52
Recovery Related to Former Vermont Operations	---	---	---	---	46

Period End Shares Outstanding	10,159	10,196	10,109	10,120	10,124
Basic Average Shares Outstanding	10,192	10,140	10,108	10,123	10,116
Diluted Average Shares Outstanding	10,398	10,384	10,342	10,358	10,358
Basic Earnings Per Share	.43	.49	.49	.46	.48
Diluted Earnings Per Share	.43	.48	.48	.45	.47
Cash Dividends Per Share	.23	.23	.22	.22	.21
Stock Dividends/Splits	---	---	3%	---	---

Average Assets	$1,396,720	$1,389,030	$1,387,233	$1,396,678	$1,378,752
Average Equity	117,854	115,287	110,619	109,416	108,877
Return on Average Assets	1.29%	1.42%	1.42%	1.35%	1.42%
Return on Average Equity	15.24	17.07	17.87	17.27	17.97

Average Earning Assets	$1,328,106	$1,318,540	$1,317,910	$1,329,145	$1,310,769
Average Paying Liabilities	1,103,276	1,088,995	1,086,762	1,111,544	1,100,543
Interest Income, Tax-Equivalent [1]	17,480	17,672	17,670	17,717	17,938
Interest Expense	5,063	4,721	4,536	4,951	4,998
Net Interest Income, Tax-Equivalent [1]	12,417	12,951	13,134	12,766	12,940
Tax-Equivalent Adjustment	613	631	632	655	636
Net Interest Margin [1]	3.79%	3.91%	3.96%	3.86	3.97%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 8,485	$ 8,383	$ 8,290	$ 8,173	$ 8,126
Less: Intangible Asset Amortization	(20)	(14)	(9)	(9)	(9)
Net Noninterest Expense	$ 8,465	$ 8,369	$ 8,281	$ 8,164	$ 8,117
Net Interest Income, Tax-Equivalent [1]	$12,417	$12,951	$13,134	$12,766	$12,940
Noninterest Income	3,294	3,568	3,266	3,135	3,224
Less: Net Securities (Gains) Losses	(64)	(161)	9	---	(210)
Net Gross Income	$15,647	$16,358	$16,409	$15,901	$15,954
Efficiency Ratio [1]	54.10%	51.16%	50.47%	51.34%	50.88%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.07%	9.23%	8.62%	8.40%	8.37%
Total Shareholders’ Equity (i.e. Book Value)	$115,773	$118,034	$113,151	$108,240	$111,389
Book Value per Share	11.40	11.58	11.19	10.70	11.00
Intangible Assets	11,682	11,736	9,478	9,476	9,479
Tangible Book Value per Share	10.25	10.43	10.26	9.76	10.07

Selected Quarterly Information, Continued:

	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.09%	.13%	.06%	.09%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.11	.13	.09	.12	.13
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.34	1.38	1.37	1.38	1.39
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	652.13	571.18	382.73	471.22	550.72
Nonperforming Loans as a Percentage of Loans, Period-end	.21	.24	.36	.29	.25
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.16	.24	.20	.16

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2005			2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 1,578	$ 9	2.31%	$ 8,751	$ 20	0.92%

Securities Available-for-Sale:
Taxable	325,142	3,354	4.18	327,119	3,461	4.26
Non-Taxable	8,742	106	4.92	12,210	141	4.64
Securities Held-to-Maturity:
Taxable	407	5	4.98	295	4	5.45
Non-Taxable	109,556	1,466	5.43	105,907	1,465	5.56

Loans	862,681	12,540	5.76	856,487	12,847	6.03

Total Earning Assets	1,328,106	17,480	5.34	1,310,769	17,938	5.50

Allowance For Loan Losses	(12,048)			(11,861)
Cash and Due From Banks	35,292			34,075
Other Assets	45,370			45,769
Total Assets	$1,396,720			$1,378,752

Deposits:
Interest-Bearing NOW Deposits	$ 304,344	694	0.92	$ 369,837	1,123	1.22
Regular and Money Market Savings	287,914	537	0.76	279,957	447	0.64
Time Deposits of $100,000 or More	109,080	691	2.57	66,911	354	2.13
Other Time Deposits	174,722	1,105	2.56	181,203	1,155	2.56
Total Interest-Bearing Deposits	876,060	3,027	1.40	897,908	3,079	1.38

Short-Term Borrowings	49,216	166	1.37	37,635	57	0.61
Long-Term Debt	178,000	1,870	4.26	165,000	1,862	4.54
Total Interest-Bearing Liabilities	1,103,276	5,063	1.86	1,100,543	4,998	1.83

Demand Deposits	159,903			152,562
Other Liabilities	15,687			16,770
Total Liabilities	1,278,866			1,269,875
Shareholders’ Equity	117,854			108,877
Total Liabilities and Shareholders’ Equity	$1,396,720			$1,378,752

Net Interest Income (Fully Taxable Basis)		12,417			12,940
Net Interest Spread			3.48			3.67
Net Interest Margin			3.79			3.97

Reversal of Tax-Equivalent Adjustment		(613)	(.19)		(636)	(.20)
Net Interest Income, As Reported		$11,804			$12,304

OVERVIEW

We reported earnings of $4.430 million for the first quarter of 2005, a decrease of $435 thousand, or 8.9%, as compared to $4.865 million for the first quarter of 2004.  Diluted earnings per share were $.43 and $.47, for the respective quarters, a decrease of $.04, or 8.5%, similar to the decrease in earnings.  A decrease in tax-equivalent net interest income ($523 thousand), largely the result of a decrease in the net interest margin (18 basis points), was the primary factor in the decrease in earnings between the two quarters.

The returns on average assets were 1.29% and 1.42% for the first quarters of 2005 and 2004, respectively, a decrease of 13 basis points, or 9.2%.  The returns on average equity were 15.24% and 17.97% for the first quarters of 2005 and 2004, respectively, a decrease of 273 basis points, or 15.2%.  These results reflect the decrease in earnings mentioned in the preceding paragraph, combined with the fact that both average assets and average equity increased from the first quarter of 2004 to the first quarter of 2005.

Total assets were $1.416 billion at March 31, 2005, which represented an increase of $38.0 million, or 2.8%, from December 31, 2004, and an increase of $21.7 million, or 1.6%, above the level at March 31, 2004.

Shareholders’ equity was $115.8 million at March 31, 2005, an increase of $4.4 million, or 3.9%, from the year earlier level.  However, shareholders' equity actually decreased $2.3 million from the December 31, 2004 level of $118.0 million due primarily to an increase in net unrealized holding losses in securities available-for-sale and the related valuation reserve reflected as a component of shareholders’ equity.  Our risk-based capital ratios, however, and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2005 (and after the April 8, 2005 acquisition of 3 branches from HSBC) both Company banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of Arrow.

CHANGE IN FINANCIAL CONDITION

Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2005	Dec 2004	Mar 2004	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ ---	$ 7,000	$ 55,500	$(7,000)	$(55,500)	(100.0)%	(100.0)%
Securities Available-for-Sale	333,756	325,248	318,494	8,508	15,262	2.6	4.8
Securities Held-to-Maturity	113,357	108,117	106,604	5,240	6,753	4.8	6.3
Loans, Net of Unearned Income (1)	898,792	875,311	854,958	23,481	43,834	2.7	5.1
Allowance for Loan Losses	12,084	12,046	11,923	38	161	0.3	1.4
Earning Assets (1)	1,345,905	1,315,676	1,335,556	30,229	10,349	2.3	0.8
Total Assets	1,415,967	1,377,949	1,394,285	38,018	21,682	2.8	1.6

Demand Deposits	$ 164,405	$ 167,667	$ 151,094	$ (3,262)	$13,311	(1.9)	8.8
NOW, Regular Savings & Money Market Deposit Accounts	602,273	607,820	665,897	(5,547)	(63,624)	(0.9)	(9.6)
Time Deposits of $100,000 or More	122,805	85,906	69,648	36,899	53,157	43.0	76.3
Other Time Deposits	175,558	170,887	178,350	4,671	(2,792)	2.7	(1.6)
Total Deposits	$1,065,041	$1,032,280	$1,064,989	$32,761	$ 52	3.2	0.0
Short-Term Borrowings	$ 71,548	$ 43,976	$ 38,269	$27,572	$ 33,279	62.7	87.0
Federal Home Loan Bank Advances	130,000	150,000	150,000	(20,000)	(20,000)	(13.3)	(13.3)
Shareholders' Equity	115,773	118,034	111,389	(2,261)	4,384	(1.9)	3.9

(1) Includes Nonaccrual Loans

Increases in Sources of Funds:  Increases in internally generated deposit balances (a net increase of $32.8 million, or 3.2%, from December 31, 2004 to March 31, 2005) accounted for nearly all of the increase in our sources of funds.  While other borrowed funds (“Short-Term Borrowings,” above) increased by $27.6 million, this increase was largely offset by a $20.0 million decrease in Federal Home Loan Bank advances.  The high balance of short-term borrowings at March 31, 2005 was in anticipation of the influx of cash (approximately $47 million) from our acquisition of 3 branches from HSBC on April 8, 2005, due to the fact that the deposits assumed were greater than the value of the loans and fixed assets acquired.

Deployment of Funds into Earning Assets:  Most of the increase in sources of funds from December 31, 2004 to March 31, 2005 was deployed in our loan portfolio, which grew by $23.5 million, or 2.7%.  Additional funds were invested in both the securities available-for-sale and the held-to-maturity portfolios.  The fact that total assets increased $38.0 million over the three-month period, while earning assets only increased $30.2 million was primarily attributable to two items: i) The balance in cash and due from banks was unusually low at December 31, 2004, at $29.8 million compared to the 2004 year-to-date average balance of $35.9 million and $34.6 million at period-end March 31, 2005, and ii) deferred tax assets increased by $1.7 million due to the increase in net unrealized losses on securities held in the available-for-sale portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Demand Deposits	$ 159,903	$ 166,433	$ 172,793	$ 160,184	$ 152,562
Interest-Bearing Demand Deposits	304,344	348,795	309,544	372,472	369,837
Regular and Money Market Savings	287,914	293,883	298,104	289,340	279,957
Time Deposits of $100,000 or More	109,080	73,775	71,558	65,411	66,911
Other Time Deposits	174,722	170,857	171,166	176,405	181,203
Total Deposits	$1,035,963	$1,053,743	$1,023,165	$1,063,812	$1,050,470

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Demand Deposits	15.4%	15.8%	16.9%	15.1%	14.5%
Interest-Bearing Demand Deposits	29.4	33.1	30.3	35.0	35.2
Regular and Money Market Savings	27.8	27.9	29.1	27.2	26.7
Time Deposits of $100,000 or More	10.5	7.0	7.0	6.1	6.4
Other Time Deposits	16.9	16.2	16.7	16.6	17.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net deposit growth in average balances in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2005 as the average balance decreased $17.8, or 1.7%, million from the fourth quarter of 2004 to the first quarter of 2005.  Again, the decrease was primarily attributable to a decrease in municipal deposits.

Average balances for the quarter were also down from the first quarter of 2004 by $14.5 million.  The reduced level of municipal deposits compared to the year-earlier total reflected, in part, our decision to take a less aggressive posture in bidding for certain municipal deposits in recent quarters.  At period-end March 31, 2005, municipal balances of all types were $215.4 million, or 20.2% of all deposits.  This amount was $27.1 million less than the amount of municipal deposits at March 31, 2004.

During the extended period of low interest rates, municipal deposits were placed primarily in interest-bearing demand deposits.  As interest rates began to increase over the past nine months, some of these balances were transferred to time deposits.  This was the primary reason for the decrease in average interest-bearing demand deposits and the increase in average time deposits of $100,000 or more from the fourth quarter of 2004 to the first quarter of 2005 presented in the table above.  We expect that this pattern of transfers from non-maturity deposits to time deposits will continue for both municipal customers and other customers, especially if interest rates continue to rise.

In June 2004, we opened another branch in Queensbury, New York.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	0.92	0.96	0.80	1.21	1.22
Regular and Money Market Savings	0.76	0.73	0.68	0.65	0.64
Time Deposits of $100,000 or More	2.57	2.25	2.15	2.12	2.13
Other Time Deposits	2.56	2.46	2.34	2.47	2.56
Total Deposits	1.19	1.08	0.98	1.14	1.18

Key Interest Rate Changes 1999 – 2005

	Federal
Date	Funds Rate	Prime Rate
March 22, 2005	2.75%	5.75%
February 2, 2005	2.50%	5.50%
December 14, 2004	2.25	5.25
November 10, 2004	2.00	5.00
September 21, 2004	1.75	4.75
August 10, 2004	1.50	4.50
June 30, 2004	1.25	4.25
June 25, 2003	1.00	4.00
November 6, 2002	1.25	4.25
December 11, 2001	1.75	4.75
November 6, 2001	2.00	5.00
October 2, 2001	2.50	5.50
September 17, 2001	3.00	6.00
August 21, 2001	3.50	6.50
June 27, 2001	3.75	6.75
May 15, 2001	4.00	7.00
April 18, 2001	4.50	7.50
March 20, 2001	5.00	8.00
January 31, 2001	5.50	8.50
January 3, 2001	6.00	9.00
May 16, 2000	6.50	9.50
March 21, 2000	6.00	9.00
February 2, 2000	5.75	8.75
November 16, 1999	5.50	8.50
August 25, 1999	5.25	8.25
June 30, 1999	5.00	8.00

Our net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in interest rates and net interest income in immediately ensuing periods; as prevailing rates have declined, net interest income has increased in ensuing periods, and vice versa.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as we experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  After eleven months with no rate changes, the Federal Reserve Board decreased rates another 50 basis points in November 2002.  As a result, we experienced a decrease in the cost of deposits in all quarters of 2001, which continued for the next three years, although the Federal Reserve did not reduce short-term rates again until June 2004.  Although decreases in deposit rates began to be experienced in the first quarter of 2001, we did not experience a decrease in the average yield in our loan portfolio until the second quarter of 2001.  Yields on our loan portfolio continued to decrease through the remainder of 2001, for the next three years, and into 2005.  See the “Loan Trends” section in this Report beginning on page 21, for a more complete analysis of yield trends in the loan portfolio.

During 2003 and the first half of 2004, the effect of the Federal Reserve’s rate decreases on our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but in 2003 and into 2004 the decreasing rate environment has had a negative impact on net interest margin.

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

In the second quarter of 2004, the Federal Reserve reversed direction and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in the remainder of 2004 and two more such increases in 2005.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve actions and for reasons unique to our portfolios.  The change in the mix of our total deposits in the third quarter of 2004, reflecting our decision to de-emphasize certain high cost municipal deposits, resulted in a reduced average rate paid on deposits during the quarter, with a resulting positive impact on net interest margin, which increased by 10 basis points to 3.96% from the second quarter.  The cost of all NOW accounts fell from 1.21% for the second quarter to .80% for the third quarter.  The yield on earning assets, meanwhile, only decreased 3 basis points from the prior quarter.  By the fourth quarter of 2004, the increases in the target federal funds rate started to have the expected impact on our net interest margin.  Rates paid on new time deposits began to exceed the rates on maturing time deposits.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.  There was very little change in rates earned on average earning assets from the third quarter to the fourth quarter.  The decrease in net interest margin was primarily due to the fact that, in the aggregate, the cost of deposits and other borrowed funds was increasing faster than rates on earning assets.

During the first quarter of 2005 the Federal Reserve made two more 25 basis point increases in prevailing rates.  We have been slow to increase rates on our non-maturity deposit products, but we did increase rates paid on time deposits in response to the Federal Reserve’s actions.  Maturing time deposits, therefore, began to reprice at higher rates and we are starting to experience a shift from non-maturity deposits to time deposits.  The costs of total deposits increased 11 basis points  during the first quarter, to 1.19% from 1.08% for the fourth quarter of 2004.  Meanwhile, the taxable equivalent yield on our loan portfolio continued to decrease, falling  3 basis points to 5.76% from 5.79%.

In both rising and falling rate environments, we face significant competitive pricing pressures in our marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have original maturities of 2 to 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

In 2004 and 2003 we privately placed $10 million each of capital securities issued by two subsidiary Delaware business trusts specifically formed for such purpose.  These trust preferred securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of March 31, 2005.  These securities have certain features that make them an attractive funding vehicle, principally their status as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the FRB, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital under capital adequacy guidelines discussed below.  However, both issues of trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow, which would only happen if bank regulatory authorities were to reverse their current position that trust preferred securities issued by subsidiaries of bank holding companies, up to certain threshold levels, qualify for such treatment.

Management continues to explore and evaluate new non-deposit sources of funds.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Commercial and Commercial Real Estate	$210,373	$205,016	$202,967	$200,235	$191,592
Residential Real Estate	280,735	281,939	284,273	280,636	278,785
Home Equity	45,598	44,774	43,041	40,500	38,779
Indirect Consumer Loans	306,794	305,953	305,746	301,972	310,219
Other Consumer Loans	39,181	38,934	37,542	36,559	37,112
Total Loans	$882,681	$876,616	$873,569	$859,902	$856,487

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Commercial and Commercial Real Estate	23.8%	23.4%	23.2%	23.3%	22.5%
Residential Real Estate	31.8	32.2	32.6	32.6	32.5
Home Equity	5.2	5.1	4.9	4.7	4.5
Indirect Consumer Loans	34.8	34.9	35.0	35.1	36.2
Other Consumer Loans	4.4	4.4	4.3	4.3	4.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Other consumer loans, in the table above, include installment mortgages which are reported with residential real estate loans in tables of period-end balances.

Indirect Loans: For several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio, while remaining the largest in total outstandings, ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by the auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly for the second half of the year.

During the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance (an $841 thousand increase from the prior quarter), but the balance at period-end reached $312.9 million due to significant demand in the last month of the quarter.  Indirect loans still represent the largest category of loans (34.8%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers continue to offer heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of our loan portfolio at March 31, 2005, at 31.8% of loans at period-end.  This segment of our portfolio increased $14.3 million from year-end 2003 to 2004, despite the fact that we sold (with servicing retained) $15.4 million of low-rate fixed rate mortgages during 2004.  As rates increased, we stopped selling loans to the secondary market and to date in 2005 we have retained all residential real estate loans originated.  However, these originations were not able to keep up with principal amortization and payoffs resulting in a net decrease in the average balance from the fourth quarter of 2004 to the first quarter of 2005.  Residential mortgage demand has remained moderate during 2004 and into 2005 and we expect that we will be able to maintain the level of residential real estate loans and may experience some growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans in recent periods, a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the fastest growing segment in our loan portfolio for the first quarter of 2005.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Commercial and Commercial Real Estate	6.36%	6.51%	6.24%	6.14%	6.09%
Residential Real Estate	6.01	5.93	5.98	6.08	6.18
Home Equity	4.87	4.53	4.33	4.20	4.25
Indirect Consumer Loans	5.10	5.19	5.35	5.57	5.76
Other Consumer Loans	7.00	7.17	7.42	7.51	7.55
Total Loans	5.76	5.79	5.80	5.90	6.03

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 19 under the heading "Key Interest Rate Changes 1999 - 2005."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin in more recent periods as the rate decline ended.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  Our deposit rates began to flatten out in mid-2002, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and through the third quarter of 2004, with the cost of deposits decreasing slightly, and loan yields decreasing somewhat faster.  By the fourth quarter of 2004, the cost of our deposits began to increase while the yields on loans were still slowly decreasing, as the yield on new loan originations generally was still below the portfolio average.  The result was continuing shrinkage of the net interest margin.  The average yield on the loan portfolio decreased 1 basis point to the fourth quarter of 2004 and 3 basis points in the first quarter of 2005.  This increasing pressure on net interest margin not only in the continued decline in net interest margin but, during the first quarter of 2005, a significant decrease in net interest income in comparison to the prior-year quarter.

If rates continue to increase in forthcoming periods, as many analysts have forecasted, we expect that ultimately the yield on our loan portfolio will start to increase, matching the increasing cost of deposits that we are already experiencing.  Until that happens, however, we may experience further reductions in our net interest margin.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004
Loan Balances:
Period-End Loans	$ 898,792	$ 875,311	$ 876,939	$ 866,127	$ 854,958
Average Loans, Year-to-Date	882,681	866,690	863,357	858,195	856,487
Average Loans, Quarter-to-Date	882,681	876,616	873,569	859,902	856,487
Period-End Assets	1,415,967	1,377,949	1,384,793	1,380,139	1,394,285

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,046	$11,842	$11,842	$11,842	$11,842
Provision for Loan Losses, Y-T-D	232	1,020	744	539	285
Loans Charged-off	(247)	(1,062)	(726)	(531)	(259)
Recoveries of Loans Previously Charged-off	53	246	196	134	55
Net Charge-offs, Y-T-D	(194)	(816)	(530)	(397)	(204)
Allowance for Loan Losses, End of Period	$12,084	$12,046	$12,056	$11,984	$11,923

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,046	$12,056	$11,984	$11,923	$11,842
Provision for Loan Losses, Q-T-D	232	276	205	254	285
Loans Charged-off	(247)	(336)	(195)	(272)	(259)
Recoveries of Loans Previously Charged-off	53	50	62	79	55
Net Charge-offs, Q-T-D	(194)	(286)	(133)	(193)	(204)
Allowance for Loan Losses, End of Period	$12,084	$12,046	$12,056	$11,984	$11,923

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,853	$2,103	$2,839	$2,113	$2,096
Loans Past due 90 Days or More
and Still Accruing Interest	---	6	311	430	69
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,853	2,109	3,150	2,543	2,165
Repossessed Assets	126	136	123	207	115
Other Real Estate Owned	105	---	---	---	---
Total Nonperforming Assets	$2,084	$2,245	$3,273	$2,750	$2,280

Asset Quality Ratios:
Allowance to Nonperforming Loans	652.13%	571.18%	382.73%	471.22%	550.72%
Allowance to Period-End Loans	1.34	1.38	1.37	1.38	1.39
Provision to Average Loans (Quarter)	0.11	0.13	0.09	0.12	0.13
Provision to Average Loans (YTD)	0.11	0.12	0.12	0.13	0.13
Net Charge-offs to Average Loans (Quarter)	0.09	0.13	0.06	0.09	0.10
Net Charge-offs to Average Loans (YTD)	0.09	0.09	0.08	0.09	0.10
Nonperforming Loans to Total Loans	0.21	0.24	0.36	0.29	0.25
Nonperforming Assets to Total Assets	0.15	0.16	0.24	0.20	0.16

Our nonperforming assets at March 31, 2005 amounted to $2.1 million, a decrease of $161 thousand, or 7.2%, from December 31, 2004, and a decrease of $196 thousand, or 8.6%, from March 31, 2004.

At period-end, nonperforming assets represented .15% of total assets, a 1 basis point decrease from .16% at year-end 2004 and also a 1 basis point decrease from .16% at March 31, 2004.  These rations are at our near historical lows for our company.  At December 31, 2004 the ratio of nonperfroming assets to total assets for our peer group was .51%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $3.9 million at March 31, 2005 and represented 0.43% of loans outstanding at that date, as compared to approximately $4.6 million of non-current loans representing 0.52% of loans outstanding at December 31, 2004.  These non-current loans at March 31, 2005 were composed of approximately $2.9 million of consumer loans, principally indirect automobile loans, $.5 million of residential real estate loans and commercial loans of $.5 million.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the 1997-2000 period.  When the U.S. experienced a mild recession in 2001 and 2002, the economic downturn was not as severe in our geographic market area as in most areas.  In the "Capital District" in and around Albany and areas north of the Capital District, including our principal service areas in Warren and Washington counties, unemployment remained below the national average.  However, the unemployment rate has been at or above the national average in recent years in our other service areas including Clinton and Essex Counties, near the Canadian border.

The ratio of the 2005 first quarter net charge-offs to average loans (annualized) was .09%, down 1 basis point from the ratio for the first quarter of 2004.  The provision for loan losses was $232 thousand for the first quarter of 2005, compared to a provision of $285 thousand for the first quarter of 2004 and a provision of $276 thousand for the fourth quarter of 2004.  The provision as a percentage of average loans (annualized) was .11% for the first quarter of 2005, a decrease of 2 basis points from the .13% ratio for the comparable 2004 period.  The decrease in the provision was due primarily to the improved quality of the portfolio, i.e., the fact that nonperforming loans, as a percent of total loans outstanding, declined from .24% at December 31, 2004 to .21% at March 31, 2005.

The allowance for loan losses at March 31, 2005 amounted to $12.1 million, or 1.34% of outstanding loans, 4 basis points lower than the ratio at December 31, 2004 and 5 basis points lower than the ratio at March 31, 2004.   The allowance as a percent of nonperforming loans was 652.13% at March 31, 2005.

CAPITAL RESOURCES

Shareholders' equity decreased $2.3 million during the first three months of 2005.  During the quarter, net income of $4.4 million was offset by stock repurchases (net of new stock issuances through stock plans) of $1.9 million, cash dividends of $2.3 million ($.23 per share) and net unrealized losses on securities available-for-sale (net of tax) of approximately $2.9 million. From March 31, 2004 to March 31, 2005, shareholders' equity increased by $4.4 million, or 3.9%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 27, 2005 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $5 million repurchase program from April 2004, of which we used approximately $3.7 million to repurchase our common stock.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  Thus, certain information which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and a limited amount of trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In both 2003 and 2004, we issued $10 million of trust preferred securities in a private placement.  Under final rules, issued by the Federal Reserve Board on February 28, 2005, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of March 31, 2005, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.07%	14.14%	15.39%
Glens Falls National Bank & Trust Co.	8.50	13.89	15.14
Saratoga National Bank & Trust Co.	9.71	12.00	14.47

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2005 were above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Our common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On April 27, 2005, our Board of Directors declared the 2005 second quarter cash dividend of $.23 payable on June 15, 2005.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2004 five for four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2004
First Quarter	$26.806	$30.340	$.214
Second Quarter	27.427	29.903	.223
Third Quarter	25.748	31.544	.223
Fourth Quarter	27.990	33.000	.230

2005
First Quarter	$26.750	$32.000	$.230
Second Quarter (payable June 15, 2005)			.230

	2005	2004
Dividends Per Share	$.23	$.21
Diluted Earnings Per Share	.43	.47
Dividend Payout Ratio	53.49%	44.68%
Total Equity (in thousands)	115,773	111,389
Shares Issued and Outstanding (in thousands)	10,159	10,124
Book Value Per Share	$11.40	$11.00
Intangible Assets (in thousands)	11,682	9,479
Tangible Book Value Per Share	10.25	10.07

LIQUIDITY

Liquidity is measured by the ability of our company to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.   Given the uncertain nature of customer demands as well as the desire to maximize earnings, we must have available sources of funds, on- and off-balance sheet, that can be accessed in time of need.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow.  Certain securities are designated by us at the time of purchase as available-for-sale.  Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, yield and maturity.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $58.9 million at March 31, 2005.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2005 Compared With

Three Months Ended March 31, 2004

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2005	Mar 2004	Change	% Change
Net Income	$4,430	$4,865	$(435)	(8.9)%
Diluted Earnings Per Share	.43	.47	(.04)	(8.5)
Return on Average Assets	1.29%	1.42%	(0.13)%	(9.2)
Return on Average Equity	15.24%	17.97%	(2.73)%	(15.2)

We reported earnings (net income) of $4.4 million for the first quarter of 2005, a decrease of $435 thousand, or 8.9%, from the first quarter of 2004.   Diluted earnings per share were $.43 and $.47 for the respective quarters.  The decrease in earnings was largely attributable to a decrease in net interest income.  Included in net income are: (i) net securities gains, net of tax, of $38 thousand and $126 thousand for the respective 2005 and 2004 quarters, (ii) net gains on the sale of loans to the secondary market, net of tax, of $3 thousand and $52 thousand for the respective 2005 and 2004 quarters, and (iii) a recovery related to our former Vermont operations of $46 thousand, net of tax, in the 2004 quarter.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2005	Mar 2004	Change	% Change
Interest and Dividend Income	$17,480	$17,938	$ (458)	(2.6)%
Interest Expense	5,063	4,998	65	1.3
Net Interest Income	$12,417	$12,940	$ (523)	(4.0)

Taxable Equivalent Adjustment	613	636	(23)	(3.6)

Average Earning Assets (1)	$1,328,106	$1,310,769	$17,337	1.3
Average Paying Liabilities	1,103,276	1,100,543	2,733	0.2

Yield on Earning Assets (1)	5.34%	5.50%	(0.16)%	(2.9)
Cost of Paying Liabilities	1.86	1.83	(0.03)	1.6
Net Interest Spread	3.48	3.67	(0.19)	(5.2)
Net Interest Margin	3.79	3.97	(0.18)	(4.5)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 3.97% to 3.79%, from the first quarter of 2004 to the first quarter of 2005.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The modest 1.3% ($17.3 million) increase in average earning assets between the first quarter of 2004 and the first quarter of 2005 was not enough to offset the negative impact of the decrease in net interest margin on net interest income.  Net interest income, on a taxable equivalent basis, was down $523 thousand, or 4.0%, from the first quarter of 2004.  The decrease in both net interest income and net interest margin between the two quarters was significantly influenced by the interest rate environment during the period.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2005" and “Loan Trends,” beginning in June 2004 after a long-term downward trend, prevailing interest rates began to rise.  As expected, deposit liabilities began to reprice upward in ensuing quarters, while the yield on average earning assets have been slower to respond, leading to margin shrinkage.

The provisions for loan losses were $232 thousand and $285 thousand for the quarters ended March 31, 2005 and 2004, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2005	Mar 2004	Change	% Change
Income From Fiduciary Activities	$1,107	$1,056	$ 51	4.8%
Fees for Other Services to Customers	1,600	1,680	(80)	(4.8)
Net Gains on Securities Transactions	64	210	(146)	(69.5)
Insurance Commissions	395	5	390	7,800.0
Other Operating Income	128	273	(145)	(53.1)
Total Other Income	$3,294	$3,224	$ 70	2.2

Income from fiduciary activities totaled $1.1 million for the first quarter of 2005, an increase of $51 thousand, or 4.8%, from the first quarter of 2004.  A principal cause of the increase was an increase in the pricing of fiduciary services.  The market value of assets under trust administration and investment management at March 31, 2005, amounted to $779.3 million, an increase of $4.1 million, or 0.5%, from March 31, 2004.  This increase, while small, overcame the effects of the loss of a large account.  Among the services offered, the trust division administers funds placed with us by third party providers of 401(k) retirement plans.  Beginning in the fourth quarter of 2004, one of those providers began administering those funds itself.  The reduction in trust assets and related revenues net of direct expenses were approximately $36.0 million and $39 thousand, respectively.

Income from fiduciary activities also includes fee income from the investment management of customer funds placed in our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX.  The combined funds represented a market value of $148.8 million at March 31, 2005.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the funds are held almost entirely by accounts managed by the Trust Departments of our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, commissions on the sale of mutual funds and servicing income on sold loans) was $1.6 million for the first quarter of 2005, a decrease of $80 thousand, or 4.8%, from the 2004 first quarter.  The decrease was primarily attributable to a decrease in service charge fee income on deposit accounts.  We did increase fees on several products, beginning on March 1, 2005.

For the first quarter of 2005, total other income included securities gains of $64 thousand on the sale of $13.8 million of securities available-for-sale (primarily collateralized mortgage obligations).  For the first quarter of 2004, total other income included $210 thousand of net securities gains on the sale of $19.9 million of available-for-sale securities (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first quarters of 2005 and 2004:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Quarter
	2005	2004
Investment Sales
Collateralized Mortgage Obligations	$12,727	$ ---
Other Mortgage-Backed Securities	---	---
U.S. Agency Securities	---	19,816
State and Municipal Obligations	---	---
Other	1,057	55
Total Sales	$13,784	$19,871
Net Gains	$64	$210
Investment Purchases
Collateralized Mortgage Obligations	$ 8,027	$ ---
Other Mortgage-Backed Securities	15,326	---
U.S. Agency Securities	5,000	---
State and Municipal Obligations	3,944	111
Other	2,827	72
Total Purchases	$35,124	$183

The collateralized mortgage obligations sold during the first quarter of 2005 had relatively short remaining maturities and sales proceeds were reinvested primarily in collateralized mortgage obligations and other mortgage-backed securities.

The increase in insurance commissions came as the result of our acquisition of an insurance agency, Capital Financial Group, Inc., at the end of 2004.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  In the 2004 period, other operating income also included a pre-tax $77 thousand recovery for our former Vermont operations and $86 thousand in gains on loan sales.  During the first quarter of 2004, we sold $4.6 million of newly originated low-rate residential real estate loans in the secondary market.  The net gains of $86 thousand were due primarily to the fact that we were able to write loans with yields slightly higher than the average for comparable loans then selling in the secondary market.  However, during the first quarter of 2005 these loan originations were not sold to the secondary market, but maintained in our own portfolio.  There were no gains from the sale of residential real estate loans in the 2005 quarter.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2005	Mar 2004	Change	% Change
Salaries and Employee Benefits	$5,055	$4,805	$250	5.2%
Occupancy Expense of Premises, Net	707	695	12	1.7
Furniture and Equipment Expense	765	694	71	10.2
Other Operating Expense	1,958	1,932	26	1.3
Total Other Expense	$8,485	$8,126	$359	4.4

Efficiency Ratio	54.10%	50.88%	3.22%	6.3

Other expense for the first quarter of 2005 was $8.5 million, an increase of $359 thousand, or 4.4%, over the expense for the first quarter of 2004.  For the first quarter of 2005, our efficiency ratio was 54.10%.  This ratio which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.   Although our efficiency ratio increased from 2004 to 2005, it still compares favorably to the December 31, 2004 peer group ratio of 61.06%.

Salaries and employee benefits expense increased $250 thousand, or 5.2%, from the first quarter of 2004 to the first quarter of 2005.  The increase is primarily attributable to an increase of 11.7 full-time equivalent employees from our newly acquired insurance agency, the Capital Financial Group, and normal merit increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.47% for the first quarter of 2005, 14 basis points less than the ratio for our peer group of 1.61% at December 31, 2004.

Occupancy expense was $707 thousand for the first quarter of 2005, a $12 thousand increase, or 1.7%, over the first quarter of 2004.  Furniture and equipment expense was $765 thousand for the first quarter of 2005, a $71 thousand increase, or 10.2%, above the first quarter of 2004.  The increase was primarily attributable to increases in depreciation and data processing expenses.

Other operating expense was $2.0 million for the first quarter of 2005, an increase of $26 thousand, or 1.3%, from the first quarter of 2004.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2005	Mar 2004	Change	% Change
Provision for Income Taxes	$1,951	$2,252	$(301)	(13.4)%
Effective Tax Rate	30.58%	31.64%	(1.06)%	(3.4)

The provisions for federal and state income taxes amounted to $2.0 million and $2.3 million for the first quarters of 2005 and 2004, respectively.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax exempt securities.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in the market for our products and services, including changes in prevailing interest rates, will make our position less valuable.  The ongoing monitoring and management of market risk is an important component of our asset/liability management process which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee (“ALCO”).  ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

Interest rate risk is the most significant market risk affecting us.  Interest rate risk is the exposure of Arrow’s net interest income to changes in interest rates, assuming other variables affecting our business are unchanged. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks primarily for mortgage-related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.

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

The resulting sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Rates, which were at very low levels, have now increased at each of the Federal Reserve Board’s meetings since mid-2004.  Management believes there is some likelihood that prevailing market rates generally will continue to rise in remaining periods of 2005.  A rising rate environment, or even a vacillating rate scenario may continue to have a negative impact on our net interest margin, at least in the immediately ensuing periods.

The hypothetical estimates underlying the sensitivity analysis utilized by ALCO are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, management cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equty Securities

Arrow made no unregistered sales of its equity securities during the first quarter of 2005.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2005:

First Quarter 2005 Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	10,382	$30.57	---	$3,728,161
February	48,645	28.53	40,600	2,570,581
March	49,501	28.17	31,000	1,697,581
Total	108,528	28.56	71,600

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  January – DRIP purchases (3,093 shares), option exercises (7,289 shares); February – DRIP purchases (1,823 shares), option exercises (6,222 shares); March – DRIP purchases (15,771 shares), option exercises (2,730 shares).

2Includes only shares subject to publicly-announced stock repurchase programs, including the $5 million stock repurchase program authorized by the Board if Directors in April 2004 (the “2004 Repurchase Program”).  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock or stock option plan.

3Dollar amount of repurchase authority remaining at month-end under the 2004 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect at such dates.  In April 2005 the Board authorized a new $5 million stock repurchase program, replacing the 2004 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held April 27, 2005, shareholders elected the following directors to Class A.   The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Kenneth C. Hopper, M.D.	2008	8,365,056	91,465	---
Elizabeth O’C. Little	2008	8,377,961	78,560	---
Michael F. Massiano	2008	8,401,071	55,450	---
Richard J. Reisman, D.M.D.	2008	8,372,342	84,178	---

Item 5.

Other Information  - None

Item 6.

Exhibits

(a) Exhibits:

Exhibit 3.(ii)	By-laws of the Registrant, as amended.
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 3, 2005	s/Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman

Date: May 3, 2005	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)