Form 10-K/A
period 2004-12-31
ARROW FINANCIAL CORP
filed 2005-06-13
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Class

Outstanding as of February 28, 2005

Common Stock, par value $1.00 per share

10,183,888

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 ("Form 10-K") is being filed with the U.S. Securities and Exchange Commission for the purpose of providing corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-K under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Act”).  The corrected certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-K.

Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(b) under the Act, which new certifications are filed with this Amendment as Exhibit 32.  Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the Registrant under Rule 13a-14(a) be given with any amendment to the Registrant’s Annual Report.  As noted in the preceding paragraph, such certifications in corrected form are being filed as the subject of this Amendment.

No other changes to the Form 10-K have been made by this Amendment.  Except for the enclosed certifications, the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date thereof.

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

The following exhibits are incorporated by reference into this report on Form 10-K, as amended.

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

The following exhibits are submitted with this Report on Form 10-K, as amended:

(All the exhibits listed below were included with the Form 10-K, as initially filed, except for those exhibits filed with this Amendment, as marked.)

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

10.16	Employment Agreement between Arrow Financial Corporation, Glens Falls national Bank and Trust Company, Capital Financial Group, Inc. and John Weber dated November 29, 2004.*
21	Subsidiaries of Arrow
23	Consent of Independent Auditors
31.1+	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2+	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32+	Certifications of Chief Executive Officer under and Chief Financial Officer under 18 U.S.C. Section 1350 and SEC Rule 13a-14(b)/15d-14(b)

* Management contracts or compensation plans required to be filed as an exhibit.
+ Newly filed with this Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Form 10-K Annual Report for the fiscal year ended December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: June 13, 2005	By /s/ Thomas L. Hoy Thomas L. Hoy President and Chief Executive Officer
Date: June 13, 2005	By: /s/ John J. Murphy John J. Murphy Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 2005 by the following persons in the capacities indicated.

EXHIBITS INDEX

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certifications of Chief Executive Officer under and Chief Financial Officer under 18 U.S.C. Section 1350 and SEC Rule 13a-14(b)/15d-14(b)