Form 10-Q/A
period 2005-03-31
ARROW FINANCIAL CORP
filed 2005-06-13
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2005
Common Stock, par value $1.00 per share	10,120,201

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment”) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 ("Form 10-Q") is being filed with the U.S. Securities and Exchange Commission for the purpose of making the following changes:

(i)

The Amendment includes corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-Q under Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Act”).  The corrected certifications, filed as Exhibits 31.1 and 31.2 with this Amendment, supersede Exhibits 31.1 and 31.2 as initially filed with the Form 10-Q.

(ii)

The Amendment corrects the disclosure on outstanding shares of the Registrant set forth on the cover page of the Form 10-Q as initially filed.  As filed, the cover page disclosed outstanding shares as of April 30, 2005, of "10,xxx,xxx".  The cover page to the Amendment discloses the exact number of outstanding shares on such date, i.e., "10,120,201".

Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(b) under the Act, which new certifications are filed with this Amendment as Exhibit 32.  Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the Registrant under Rule 13a-14(a) be given with any amendment to the Form 10-Q.  As noted in the preceding paragraph, such certifications in corrected form are being filed as a subject of this Amendment.

No other changes to the Form 10-Q have been made by this Amendment.  Except for the changes and new certifications noted above, the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date thereof.

Item 6.

Exhibits

(a) Exhibits:

The following exhibits are submitted with this Report on Form 10-Q, as amended:

(All the exhibits listed below were included with the Form 10-Q, as initially filed, except for those exhibits filed with this Amendment, as marked.)

Exhibit 3.(ii)	By-laws of the Registrant, as amended.
Exhibit 31.1+	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2+	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32+	Certifications of Chief Executive Officer under and Chief Financial Officer under 18 U.S.C. Section 1350 and SEC Rule 13a-14(b)/15d-14(b)
+ Newly filed with this Amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its Form 10-Q Quarterly Report for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: June 13, 2005	s/Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman

Date: June 13, 2005	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

3