Form 10-Q
period 2005-06-30
ARROW FINANCIAL CORP
filed 2005-08-09
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Yes X No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes X No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2005
Common Stock, par value $1.00 per share	10,114,219

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2005

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and Due from Banks	$ 33,541	$ 29,805
Federal Funds Sold	---	7,000
Cash and Cash Equivalents	33,541	36,805
Securities Available-for-Sale	321,101	325,248
Securities Held-to-Maturity (Approximate Fair Value of $108,524 at June 30, 2005 and $110,341 at December 31, 2004)	106,478	108,117
Loans	952,938	875,311
Allowance for Loan Losses	(12,168)	(12,046)
Net Loans	940,770	863,265
Premises and Equipment, Net	15,422	14,939
Other Real Estate and Repossessed Assets, Net	29	136
Goodwill	14,355	10,717
Other Intangible Assets, Net	3,106	1,019
Other Assets	19,503	17,703
Total Assets	$1,454,305	$1,377,949
LIABILITIES
Deposits:
Demand	$ 178,708	$ 167,667
Regular Savings, N.O.W. & Money Market Deposit Accounts	612,543	607,820
Time Deposits of $100,000 or More	113,062	85,906
Other Time Deposits	200,925	170,887
Total Deposits	1,105,238	1,032,280
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	49,164	42,256
Other Short-Term Borrowings	1,755	1,720
Federal Home Loan Bank Advances	145,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	15,281	13,659
Total Liabilities	1,336,438	1,259,915
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,478,703 Shares Issued at June 30, 2005 and December 31, 2004)	13,479	13,479
Surplus	128,266	127,312
Undivided Profits	27,799	23,356
Unallocated ESOP Shares (81,185 Shares at June 30, 2005 and 93,273 Shares at December 31, 2004)	(1,182)	(1,358)
Accumulated Other Comprehensive (Loss) Income	(1,540)	429
Treasury Stock, at Cost (3,274,798 Shares at June 30, 2005 and 3,189,485 Shares at December 31, 2004)	(48,955)	(45,184)
Total Shareholders’ Equity	117,867	118,034
Total Liabilities and Shareholders’ Equity	$1,454,305	$1,377,949

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,248	$12,523	$25,707	$25,278
Interest on Federal Funds Sold	35	42	44	62
Interest and Dividends on Securities Available-for-Sale	3,489	3,491	6,907	7,038
Interest on Securities Held-to-Maturity	1,004	1,006	1,985	1,986
Total Interest and Dividend Income	17,776	17,062	34,643	34,364

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	975	345	1,666	699
Other Deposits	2,787	2,671	5,123	5,396
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	144	69	261	124
Other Short-Term Borrowings	5	2	8	4
Federal Home Loan Bank Advances	1,416	1,580	3,055	3,158
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	294	284	571	568
Total Interest Expense	5,621	4,951	10,684	9,949
NET INTEREST INCOME	12,155	12,111	23,959	24,415
Provision for Loan Losses	176	254	408	539
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,979	11,857	23,551	23,876

OTHER INCOME
Income from Fiduciary Activities	1,181	1,060	2,288	2,116
Fees for Other Services to Customers	1,948	1,904	3,548	3,584
Net Gains on Securities Transactions	125	---	189	210
Insurance Commissions	488	6	883	11
Other Operating Income	140	165	268	438
Total Other Income	3,882	3,135	7,176	6,359

OTHER EXPENSE
Salaries and Employee Benefits	5,288	4,778	10,343	9,583
Occupancy Expense of Premises, Net	757	699	1,464	1,394
Furniture and Equipment Expense	746	695	1,511	1,389
Other Operating Expense	2,384	2,001	4,342	3,933
Total Other Expense	9,175	8,173	17,660	16,299

INCOME BEFORE PROVISION FOR INCOME TAXES	6,686	6,819	13,067	13,936
Provision for Income Taxes	2,006	2,121	3,957	4,373
NET INCOME	$ 4,680	$ 4,698	$ 9,110	$ 9,563

Average Shares Outstanding:
Basic	10,131	10,123	10,160	10,120
Diluted	10,304	10,358	10,348	10,358

Per Common Share:
Basic Earnings	$ .46	$ .46	$ .90	$ .94
Diluted Earnings	.45	.45	.88	.92

Share and Per Share amounts have been restated for the September 2004 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,110	---	---	---	9,110
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $570)	---	---	---	---	---	(343)	---	(343)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,515)	---	---	---	---	---	(1,512)	---	(1,512)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $189)	---	---	---	---	---	(114)	---	(114)
Other Comprehensive Loss								(1,969)
Comprehensive Income								7,141

Cash Dividends Declared, $.46 per Share	---	---	---	(4,667)	---	---	---	(4,667)
Stock Options Exercised (64,320 Shares)	---	---	149	---	---	---	565	714
Shares Issued Under the Directors’ Stock Purchase Plan (2,264 Shares)	---	---	40	---	---	---	20	60
Shares Issued Under the Employee Stock Purchase Plan (12,105 Shares)	---	---	202	---	---	---	147	349
Tax Benefit for Exercise of Stock Options	---	---	397	---	---	---	---	397
Allocation of ESOP Stock (12,088 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (164,035 Shares)	---	---	---	---	---	---	(4,503)	(4,503)
Balance at June 30, 2005	13,478,703	$13,479	$128,266	$27,799	$(1,182)	$(1,540)	$(48,955)	$117,867

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,563	---	---	---	9,563
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $40)						(24)		(24)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $4,923)	---	---	---	---	---	(2,960)	---	(2,960)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $210)	---	---	---	---	---	(126)	---	(126)
Other Comprehensive Loss								(3,110)
Comprehensive Income								6,453

Cash Dividends Declared, $.44 per Share	---	---	---	(4,412)	---	---	---	(4,412)
Stock Options Exercised (60,138 Shares)	---	---	106	---	---	---	467	573
Shares Issued Under the Employee Stock Purchase Plan (12,357 Shares)	---	---	206	---	---	---	97	303
Shares Issued Under the Directors’ Stock Plan (1,206 Shares)	---	---	26	---	---	---	10	36
Tax Benefit for Exercise of Stock Options	---	---	158	---	---	---	---	158
Allocation of ESOP Stock (18,339 Shares)	---	---	257	---	267	---	---	524
Purchase of Treasury Stock (44,370 Shares)	---	---	---	---	---	---	(1,260)	(1,260)
Balance at June 30, 2004	13,086,119	$13,086	$114,088	$29,454	$(1,502)	$(2,026)	$(44,860)	$108,240

Share and Per Share amounts have been restated for the September 2004 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2005	2004
Operating Activities:
Net Income	$ 9,110	$ 9,563
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	408	539
Depreciation and Amortization	1,113	1,618
Compensation Expense for Allocated ESOP Shares	166	257
Net Gains on the Sale of Securities Available-for-Sale	(195)	(210)
Losses on the Sale of Securities Available-for-Sale	6	---
Loans Originated and Held-for-Sale	(1,381)	(7,497)
Proceeds from the Sale of Loans Held-for-Sale	2,312	7,609
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	9	(64)
(Increase) Decrease in Deferred Tax Assets	(181)	45
Shares Issued Under the Directors’ Stock Plan	60	36
(Increase) Decrease in Interest Receivable	(532)	87
Increase (Decrease) in Interest Payable	267	(127)
Increase in Other Assets	(268)	(2,081)
Increase (Decrease) in Other Liabilities	1,356	(1,111)
Net Cash Provided By Operating Activities	12,481	8,664
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	28,178	20,226
Proceeds from the Maturities and Calls of Securities Available-for-Sale	19,361	36,714
Purchases of Securities Available-for-Sale	(46,455)	(56,162)
Proceeds from the Maturities of Securities Held-to-Maturity	6,916	2,957
Purchases of Securities Held-to-Maturity	(5,375)	(5,335)
Net Increase in Loans	(70,853)	(11,839)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	470	431
Purchases of Premises and Equipment	(226)	(1,052)
Net Cash Used In Investing Activities	(67,984)	(14,060)
Financing Activities:
Net Increase (Decrease) in Deposits	10,746	(8,949)
Net Increase in Short-Term Borrowings	6,943	6,531
Federal Home Loan Bank Advances	75,000	20,000
Federal Home Loan Bank Repayments	(80,000)	(12,500)
Net Increase from Branch Acquisitions	47,084	---
Tax Benefit from Exercise of Stock Options	397	158
Purchases of Treasury Stock	(4,503)	(1,260)
Treasury Stock Issued for Stock-Based Plans	1,063	876
Allocation of ESOP Shares	176	267
Cash Dividends Paid	(4,667)	(4,412)
Net Cash Provided By Financing Activities	52,239	711
Net Decrease in Cash and Cash Equivalents	(3,264)	(4,685)
Cash and Cash Equivalents at Beginning of Period	36,805	33,326
Cash and Cash Equivalents at End of Period	$33,541	$28,641
Supplemental Cash Flow Information:
Interest Paid	$10,416	$10,076
Income Taxes Paid	2,866	5,244
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	403	493

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2005

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004; the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004; the changes in shareholders’ equity for the six-month periods ended June 30, 2005 and 2004; and the cash flows for the six-month periods ended June 30, 2005 and 2004.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2004, included in Arrow’s 2004 Form 10-K.

2.   Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of June 30, 2005 and December 31, 2004:

	2005	2004
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (693)	$(351)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(847)	780
Total Accumulated Other Comprehensive (Loss) Income	$(1,540)	$ 429

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2005 and 2004:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2005:
Basic EPS	$4,680	10,131	$.46
Dilutive Effect of Stock Options	---	173
Diluted EPS	$4,680	10,304	$.45
For the Three Months Ended June 30, 2004:
Basic EPS	$4,698	10,123	$.46
Dilutive Effect of Stock Options	---	235
Diluted EPS	$4,698	10,358	$.45

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2005:
Basic EPS	$9,110	10,160	$.90
Dilutive Effect of Stock Options	---	188
Diluted EPS	$9,110	10,348	$.88
For the Six Months Ended June 30, 2004:
Basic EPS	$9,563	10,120	$.94
Dilutive Effect of Stock Options	---	238
Diluted EPS	$9,563	10,358	$.92

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

There were no options granted in the first six months of 2005.  The weighted-average fair value of options granted during 2004 was $6.49 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 3.28%; expected volatility of 27.2%; risk free interest rate of 3.76%; and expected lives of 7.0 years.  Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchased Arrow’s common stock at a 15% discount below market price at the time of purchase for the first two months of 2005, but at a 5% discount below market price for all subsequent purchases.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  Under SFAS No. 123, however, a stock purchase plan with a discount in excess of 5% is considered a compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.  The effects of applying SFAS No. 123 on pro forma net income in the recently completed period may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income, as Reported	$4,680	$4,698	$9,110	$9,563
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(137)	(285)	(271)
Pro Forma Net Income	$4,546	$4,561	$8,825	$9,292

Earnings per Share:
Basic - as Reported	$.46	$.46	$.90	$.94
Basic - Pro Forma	.45	.45	.87	.92
Diluted - as Reported	.45	.45	.88	.92
Diluted - Pro Forma	.44	.44	.85	.90

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $3.0 million of standby letters of credit on June 30, 2005, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Arrow’s standby letters of credit at June 30, 2005 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$465	$246	$ 46	$ 44
Interest Cost	639	346	115	97
Expected Return on Plan Assets	(963)	(527)	---	---
Amortization of Prior Service Cost (Credit)	(57)	32	(6)	(17)
Amortization of Transition Obligation	---	---	26	10
Amortization of Net Loss (Gain)	150	16	42	46
Net Periodic Benefit Cost	$234	$113	$223	$180

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$ 797	$ 492	$ 89	$ 88
Interest Cost	1,095	692	221	194
Expected Return on Plan Assets	(1,651)	(1,054)	---	---
Amortization of Prior Service Cost (Credit)	(97)	64	(11)	(34)
Amortization of Transition Obligation	---	---	50	20
Amortization of Net Loss (Gain)	257	32	81	92
Net Periodic Benefit Cost	$ 401	$ 226	$430	$360

We previously disclosed in our financial statements for the year ended December 31, 2004 that we do not expect to make a contribution to the qualified defined benefit pension plan during 2005.  However, we recently determined that it was appropriate to contribute approximately $792 thousand to the plan, the maximum actuarially recommended contribution for the 2005 plan year.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States, however, final regulations were not issued until January 2005.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  The measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost do not reflect any amount associated with the subsidy at June 30, 2005, because we were unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

7.   Recently Issued Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”.  The objective of this interpretation was to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  FIN 46 was effective for all VIE’s created after January 31, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN 46 (FIN 46 R), which further delayed this effective date until March 31, 2004 for VIE’s created prior to February 1, 2003, except for special purpose entities, which were required to adopt either FIN 46 or FIN 46 R as of December 31, 2003.  The requirements of FIN 46 R resulted in the deconsolidation of our wholly-owned subsidiary trusts, formed to issue redeemable preferred securities (“trust preferred securities”) to the public, the proceeds of which are used by the trust to acquire subordinated debt of Arrow.  Under final rules issued February 28, 2005 by the Federal Reserve Board, trust preferred securities may continue to qualify as Tier 1 capital for bank regulatory purposes, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We have issued trust preferred securities in 2003 and 2004 totaling $20 million.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the condensed consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2005, the related condensed consolidated statements of income for the three-month and six month periods ended June 30, 2005 and 2004, and the related condensed consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.

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

August 9, 2005

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2005

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s March 2005 “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of the 214 domestic bank holding companies identified in that report having from $1 to $3 billion in total consolidated assets.

Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions often identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Certain forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of changing interest rates	22	Last paragraph
	25	First paragraph
	25	Last paragraph
	37	Fifth paragraph
Impact of competition for indirect loans	24	Third paragraph
Expected demand for residential real estate loans	24	Fourth paragraph
Liquidity	29	Last paragraph

These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates or consumer spending; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated market or business opportunities; and similar uncertainties inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2004.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making such disclosures must also disclose, along with the each GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measures to the closest comparable GAAP financial measures and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC will so regard them.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2004 3% stock dividend.

	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Net Income	$4,680	$4,430	$4,948	$4,968	$4,698

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	75	38	97	(5)	---
Net Gains on Sales of Loans	13	3	91	43	16

Period End Shares Outstanding	10,123	10,159	10,196	10,109	10,120
Basic Average Shares Outstanding	10,131	10,192	10,140	10,108	10,123
Diluted Average Shares Outstanding	10,304	10,398	10,384	10,342	10,358
Basic Earnings Per Share	.46	.43	.49	.49	.46
Diluted Earnings Per Share	.45	.43	.48	.48	.45
Cash Dividends	.23	.23	.23	.22	.22
Stock Dividends/Splits	---	---	---	3%	---

Average Assets	$1,450,237	$1,396,720	$1,389,030	$1,387,233	$1,396,678
Average Equity	116,880	117,854	115,287	110,619	109,416
Return on Average Assets, annualized	1.29%	1.29%	1.42%	1.42%	1.35%
Return on Average Equity, annualized	16.06	15.24	17.07	17.87	17.27

Average Earning Assets	$1,378,822	$1,328,106	$1,318,540	$1,317,910	$1,329,145
Average Paying Liabilities	1,144,577	1,103,276	1,088,995	1,086,762	1,111,544
Interest Income, Tax-Equivalent [1]	18,398	17,480	17,672	17,670	17,717
Interest Expense	5,621	5,063	4,721	4,536	4,951
Net Interest Income, Tax-Equivalent [1]	12,777	12,417	12,951	13,134	12,766
Tax-Equivalent Adjustment	622	613	631	632	655
Net Interest Margin [1]	3.72%	3.79%	3.91%	3.96%	3.86%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 9,175	$ 8,485	$ 8,383	$ 8,290	$ 8,173
Less: Intangible Asset Amortization	(122)	(20)	(14)	(9)	(9)
Net Noninterest Expense [1]	$ 9,053	$ 8,465	$ 8,369	$ 8,281	$ 8,164
Net Interest Income, Tax-Equivalent	$12,777	$12,417	$12,951	$13,134	$12,766
Noninterest Income	3,882	3,294	3,568	3,266	3,135
Less Net Securities Gains or Losses	(125)	(64)	(161)	9	---
Net Gross Income, Adjusted [1]	$16,534	$15,647	$16,358	$16,409	$15,901
Efficiency Ratio [1]	54.75%	54.10%	51.16%	50.47%	51.34%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.54%	9.07%	9.23%	8.62%	8.40%
Total Shareholders’ Equity (i.e. Book Value)	$117,867	$115,773	$118,034	$113,151	$108,240
Book Value per Share	11.64	11.40	11.58	11.19	10.70
Intangible Assets	17,461	11,682	11,736	9,478	9,476
Tangible Book Value per Share	9.92	10.25	10.43	10.26	9.76

Selected Quarterly Information, Continued:

	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004	Mar 2004	Dec 2004	Sep 2004	Jun 2004
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.09%	.13%	.06%	.09%	.10%	.08%	.07%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.08	.11	.13	.09	.12	.13	.11	.19	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.28	1.34	1.38	1.37	1.38	1.39	1.38	1.36	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	620.79	652.13	571.18	382.73	471.22	550.72	427.37	544.24	578.50
Nonperforming Loans as a Percentage of Period-end Loans	.21	.21	.24	.36	.29	.25	.29	.25	.23
Nonperforming Assets as a Percentage of Period-end Total Assets	.14	.15	.16	.24	.20	.16	.20	.17	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2004 3% stock dividend.

	Jun 2005	Jun 2004
Net Income	$9,110	$9,563

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	114	126
Net Gains on Sales of Loans	16	68
Net Gains on the Sale of Other Real Estate Owned	5	---
Recovery Related to Former Vermont Operations	----	46

Period End Shares Outstanding	10,123	10,120
Basic Average Shares Outstanding	10,160	10,120
Diluted Average Shares Outstanding	10,348	10,358
Basic Earnings Per Share	.90	.94
Diluted Earnings Per Share	.88	.92
Cash Dividends	.46	.44

Average Assets	$1,423,626	$1,387,715
Average Equity	117,364	109,147
Return on Average Assets	1.29%	1.39%
Return on Average Equity	15.65	17.62

Average Earning Assets	$1,353,604	$1,319,958
Average Paying Liabilities	1,124,040	1,106,044
Interest Income, Tax-Equivalent [1]	35,878	35,655
Interest Expense	10,684	9,949
Net Interest Income, Tax-Equivalent [1]	25,194	25,706
Tax-Equivalent Adjustment	1,235	1,291
Net Interest Margin [1]	3.75%	3.92%
Efficiency Ratio Calculation [1]
Noninterest Expense	$17,660	$16,299
Less: Intangible Asset Amortization	(142)	(18)
Net Noninterest Expense [1]	17,518	16,281
Net Interest Income, Tax-Equivalent	25,194	25,706
Noninterest Income	6,293	6,359
Less Net Securities Gains or Losses	(189)	(210)
Net Gross Income, Adjusted [1]	31,298	31,855
Efficiency Ratio [1]	55.97%	51.11%

Selected Six-Month Period Information, Continued:

	Jun 2005	Jun 2004
Tier 1 Leverage Ratio	8.54%	8.40%
Total Shareholders’ Equity (i.e. Book Value)	$117,867	$108,240
Book Value per Share	11.64	10.70
Intangible Assets	17,461	9,476
Tangible Book Value per Share	9.92	9.76

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.06%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.09	.13
Allowance for Loan Losses as a Percentage of Period-end Loans	1.28	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans	620.79	471.22
Nonperforming Loans as a Percentage of Period-end Loans	.21	.29
Nonperforming Assets as a Percentage of Period-end Total Assets	.14	.20

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2005			2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 5,082	$ 35	2.76%	$ 18,516	$ 42	0.91%

Securities Available-for-Sale:
Taxable	323,146	3,404	4.231	333,637	3,410	4.111
Non-Taxable	11,267	136	4.84	11,354	134	4.75
Securities Held-to-Maturity:
Taxable	397	3	3.03	274	4	5.87
Non-Taxable	111,706	1,497	5.38	105,462	1,515	5.78

Loans	927,224	13,323	5.76	859,902	12,612	5.90

Total Earning Assets	1,378,822	18,398	5.35	1,329,145	17,717	5.36

Allowance For Loan Losses	(12,102)			(11,933)
Cash and Due From Banks	35,705			35,209
Other Assets	47,812			44,257
Total Assets	$1,450,237			$1,396,678

Deposits:
Interest-Bearing NOW Deposits	$ 317,774	834	1.05	$ 372,472	1,119	1.21
Regular and Money Market Savings	305,338	617	0.81	289,340	470	0.65
Time Deposits of $100,000 or More	137,875	975	2.84	65,411	345	2.12
Other Time Deposits	194,692	1,336	2.75	176,405	1,082	2.47
Total Interest-Bearing Deposits	955,679	3,762	1.58	903,628	3,016	1.34

Short-Term Borrowings	34,557	206	2.39	42,696	71	0.67
Long-Term Debt	154,341	1,653	4.30	165,220	1,864	4.54
Total Interest-Bearing Liabilities	1,144,577	5,621	1.97	1,111,544	4,951	1.79

Demand Deposits	173,194			160,184
Other Liabilities	15,586			15,534
Total Liabilities	1,333,357			1,287,262
Shareholders’ Equity	116,880			109,416
Total Liabilities and Shareholders’ Equity	$1,450,237			$1,396,678

Net Interest Income (Fully Taxable Basis)		12,777			12,766
Net Interest Spread			3.38			3.57
Net Interest Margin			3.72			3.86

Reversal of Tax-Equivalent Adjustment		(622)	(.18)		(655)	(.20)
Net Interest Income, As Reported		$12,155			$12,111

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2005			2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 3,340	$ 44	2.66%	$ 13,634	$ 62	0.91%

Securities Available-for-Sale:
Taxable	324,138	6,758	4.201	330,378	6,871	4.181
Non-Taxable	10,012	242	4.87	11,782	275	4.69
Securities Held-to-Maturity:
Taxable	402	8	4.01	285	8	5.64
Non-Taxable	110,637	2,963	5.40	105,684	2,980	5.67

Loans	905,075	25,863	5.76	858,195	25,459	5.97

Total Earning Assets	1,353,604	35,878	5.35	1,319,958	35,655	5.43

Allowance For Loan Losses	(12,074)			(11,898)
Cash and Due From Banks	35,500			34,642
Other Assets	46,596			45,013
Total Assets	$1,423,626			$1,387,715

Deposits:
Interest-Bearing NOW Deposits	$ 311,095	1,528	0.99	$ 371,154	2,242	1.21
Regular and Money Market Savings	296,674	1,154	0.78	284,648	917	0.65
Time Deposits of $100,000 or More	123,557	1,666	2.72	66,161	699	2.12
Other Time Deposits	184,763	2,441	2.66	178,805	2,237	2.52
Total Interest-Bearing Deposits	916,089	6,789	1.49	900,768	6,095	1.36

Short-Term Borrowings	41,846	372	1.79	40,166	128	0.64
Long-Term Debt	166,105	3,523	4.28	165,110	3,726	4.54
Total Interest-Bearing Liabilities	1,124,040	10,684	1.92	1,106,044	9,949	1.81

Demand Deposits	166,585			156,373
Other Liabilities	15,637			16,151
Total Liabilities	1,306,262			1,278,568
Shareholders’ Equity	117,364			109,147
Total Liabilities and Shareholders’ Equity	$1,423,626			$1,387,715

Net Interest Income (Fully Taxable Basis)		25,194			25,706
Net Interest Spread			3.43			3.62
Net Interest Margin			3.75			3.92

Reversal of Tax-Equivalent Adjustment		(1,235)	(.18)		(1,291)	(.20)
Net Interest Income, As Reported		$23,959			$24,415

OVERVIEW

We reported earnings of $4.680 million for the second quarter of 2005, a decrease of $18 thousand, or 0.4%, as compared to $4.698 million for the second quarter of 2004.  Diluted earnings per share were $.45 for both quarters.  Average shares outstanding were virtually the same for the two periods, representing the offsetting effect of our common stock repurchases against our issuances of common stock under our stock-based plans.  For the first six months of 2005 we reported earnings of $9.110 million, a decrease of $453 thousand, or 4.7%, as compared to $9.563 million for the first six months of 2004.  Diluted earnings per share were $.88 and $.92 for the respective 2005 and 2004 six-month periods.

Although our net earnings and earnings per share for the quarter were virtually unchanged from last year’s results and for the six-month period were down from last year’s results, total assets and total equity increased between the periods.  Thus returns on average assets and returns on average equity decreased between the periods.

The return on average assets for the second quarter of 2005 was 1.29%, compared to 1.35% for the second quarter of 2004, a decrease of 6 basis points, or 4.4%.  The return on average equity for the second quarter of 2005 was 16.06%, compared to 17.27% for the second quarter of 2004, a decrease of 121 basis points, or 7.0%.  For the first six months of 2005, the return on average assets was 1.29%, compared to 1.39% for the prior year period, a decrease of 10 basis points, or 7.2%.  The return on average equity for the first six months of 2005 was 15.65%, compared to 17.62% for the prior year period, a decrease of 197 basis points, or 11.2%.

The principal reason for the declining earnings ratios from the 2004 periods to the 2005 periods was the decrease in the net interest margin.  For the second quarter of 2005, the net interest margin was 3.72%, down 14 basis points, or 3.6%, from the 3.86% margin for the second quarter of 2004 and down 7 basis points, or 1.8%, from the first quarter of 2005.

Total assets were $1.45 billion at June 30, 2005, which represented an increase of $76.4 million, or 5.5%, from December 31, 2004, and an increase of $74.2 million, or 5.4%, above the level at June 30, 2004.

Total shareholders’ equity was $117.9 million at June 30, 2005 virtually unchanged from December 31, 2004.  This was the result of the offsetting impact of increases from retained earnings and stock issuances and decreases from repurchases of our common stock and unrealized losses in the available-for-sale securities portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2005 both our banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of Arrow.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2005	Dec 2004	Jun 2004	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ 7,000	$ ---	$(7,000)	$ ---	(100.0)%	---%
Securities Available-for-Sale	321,101	325,248	343,374	(4,147)	(22,273)	(1.3)	(6.5)
Securities Held-to-Maturity	106,478	108,117	108,047	(1,639)	(1,569)	(1.5)	(1.5)
Loans (1)	952,938	875,311	866,127	77,627	86,811	8.9	10.0
Allowance for Loan Losses	12,168	12,046	11,984	122	184	1.0	1.5
Earning Assets (1)	1,380,517	1,315,676	1,317,548	64,841	62,969	4.9	4.8
Total Assets	$1,454,305	$1,377,949	$1,380,139	$76,356	$74,166	5.5	5.4

Demand Deposits	$ 178,708	$ 167,667	$ 167,768	$11,041	$10,940	6.6	6.5
NOW, Regular Savings & Money Market Deposit Accounts	612,543	607,820	634,195	4,723	(21,652)	0.8	(3.4)
Time Deposits of $100,000 or More	113,062	85,906	64,177	27,156	48,885	31.6	76.2
Other Time Deposits	200,925	170,887	171,527	30,038	29,398	17.6	17.1
Total Deposits	1,105,238	1,032,280	1,037,667	72,958	67,571	7.1	6.5
Short-Term Borrowings	50,919	43,976	47,467	6,943	3,452	15.8	7.3
Federal Home Loan Bank Advances	145,000	150,000	157,500	(5,000)	(12,500)	(3.3)	(7.9)
Shareholders' Equity	$ 117,867	$ 118,034	$ 108,240	$ (167)	$ 9,627	(0.1)	8.9

(1) Includes Nonaccrual Loans

Branch Acquisition:  Our acquisition of three HSBC branches on April 8, 2005 included approximately $62 million in deposits balances and $8 million in loan balances.  The acquisition also resulted in an increase of $5.9 million in intangible assets.  Deposit balances at the branches through June 30, 2005 have stayed generally level.  Changes to our balance sheet, described in the next two paragraphs, include the impact of the branch acquisition.

Sources of Funds:  Deposit balances increased $73.0 million over the first six months of 2005 and were the primary source of our increase in sources of funds.  The combined balance of short-term borrowings and Federal Home Loan Bank (FHLB) advances increased slightly.  Municipal deposits are a significant segment of our deposit balances and represented 15.5% of total deposits at June 30, 2005.  Municipal deposits, which typically are at seasonal lows during the summer, nevertheless decreased by $14.7 million from June 30, 2004 to June 30, 2005.  This decrease was more than offset by increases in consumer and business deposit balances, which increased by $82.3 million from June 30, 2004 to June 30, 2005.  During the first six months of 2005, federal funds sold and investment securities were actually a source of funds, as the combination of sales, maturities and amortization of mortgage-backed securities offset purchases of new securities by approximately $12.7 million.

Deployment of Funds into Earning Assets:  The primary use of our increased sources of funds, cited above, from December 31, 2004 to June 30, 2005 was to fund a $77.6 net increase in the loan portfolio.  Over half of the increase ($39.4 million) was in our largest loan segment, indirect consumer loans (principally automobile financing).  However, we also experienced increases in all our other loan segments: commercial, residential real estate and other consumer lending.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Demand Deposits	$ 173,194	$ 159,903	$ 166,433	$ 172,793	$ 160,184
Interest-Bearing Demand Deposits	317,774	304,344	348,795	309,544	372,472
Regular and Money Market Savings	305,338	287,914	293,883	298,104	289,340
Time Deposits of $100,000 or More	137,875	109,080	73,775	71,558	65,411
Other Time Deposits	194,692	174,722	170,857	171,166	176,405
Total Deposits	$1,128,873	$1,035,963	$1,053,743	$1,023,165	$1,063,812

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Demand Deposits	15.3%	15.4%	15.8%	16.9%	15.1%
Interest-Bearing Demand Deposits	28.1	29.4	33.1	30.3	35.0
Regular and Money Market Savings	27.1	27.8	27.9	29.1	27.2
Time Deposits of $100,000 or More	12.2	10.5	7.0	7.0	6.1
Other Time Deposits	17.3	16.9	16.2	16.7	16.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits noted above, we typically experience little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  Average deposit balances followed this pattern for the first two quarters of 2005.  The average balance of deposits actually decreased from the fourth quarter of 2004 to the first quarter of 2005, but all categories of deposits (except regular and money market savings) experienced growth in the second quarter of 2005 above first quarter balances, including balances acquired in the branch acquisition.

During the uninterrupted period of declining interest rates from May 2000 through the first half of 2004, we experienced a trend (typical for financial institutions) where maturing time deposits are transferred to non-maturity transaction accounts.  This period of declining rates ended in June 2004 as the Federal Reserve initiated a series of nine 25 basis point increases in prevailing rates extending through June 2005.  As a result of this rising rate environment we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into time deposits.  At June 30, 2005 time deposits represented 28.4% of total deposits, up from 22.7% at June 30, 2004.  This higher percentage was still well below the ratio of 41.0% at June 30, 2000.

In addition to the branches acquired in April 2005, we opened a new branch in Queensbury, New York in June 2004.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.05	0.92	0.96	0.80	1.21
Regular and Money Market Savings	0.81	0.76	0.73	0.68	0.65
Time Deposits of $100,000 or More	2.84	2.57	2.25	2.15	2.12
Other Time Deposits	2.75	2.56	2.46	2.34	2.47
Total Deposits	1.34	1.19	1.08	0.98	1.14

Key Interest Rate Changes 1999 – 2005

	Federal
Date	Funds Rate	Prime Rate
June 30, 2005	3.25%	6.25%
May 3, 2005	3.00	6.00
March 22, 2005	2.75	5.75
February 2, 2005	2.50	5.50
December 14, 2004	2.25	5.25
November 10, 2004	2.00	5.00
September 21, 2004	1.75	4.75
August 10, 2004	1.50	4.50
June 30, 2004	1.25	4.25
June 25, 2003	1.00	4.00
November 6, 2002	1.25	4.25
December 11, 2001	1.75	4.75
November 6, 2001	2.00	5.00
October 2, 2001	2.50	5.50
September 17, 2001	3.00	6.00
August 21, 2001	3.50	6.50
June 27, 2001	3.75	6.75
May 15, 2001	4.00	7.00
April 18, 2001	4.50	7.50
March 20, 2001	5.00	8.00
January 31, 2001	5.50	8.50
January 3, 2001	6.00	9.00
May 16, 2000	6.50	9.50
March 21, 2000	6.00	9.00
February 2, 2000	5.75	8.75
November 16, 1999	5.50	8.50
August 25, 1999	5.25	8.25
June 30, 1999	5.00	8.00

Our net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates, due to the fact that our deposit liabilities tend to reprice more rapidly than our earning assets.  Thus generally there has been a negative correlation between changes in interest rates particularly during periods when interest rates begin to change direction, and our net interest income in immediately ensuing periods.  When interest rates begin to decline, net interest income has increased in ensuing periods, and vice versa.  As indicated in the preceding table, prevailing interest rates economy-wide increased in the second half of 1999 and throughout 2000, following a long period of flat or slowly-declining prevailing interest rates.  The 1999 rate hikes had a moderately negative impact on financial results for 1999, as we experienced decreases in net interest spread and net interest margin.  However, the full negative impact of rising rates was felt more sharply in 2000, when the decrease in net interest margin due to rising rates was significant.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  In the first eleven months of 2002, there were no rate changes, but the Federal Reserve Board then decreased rates another 50 basis points in November 2002.  As a result of this rapid and substantial rate decrease, we experienced a decrease in the cost of deposits not only in of 2001, but for the next three years as well, although the Federal Reserve did not reduce short-term rates again until June 2004.  Yet although our deposit rates began to decrease in the first quarter of 2001, we did not experience a decrease in the average yield in our loan portfolio until the second quarter of 2001.  Yields on our loan portfolio then continued to decrease through the remainder of 2001 and for the next three years, and into 2005.  See the “Loan Trends” section in this Report beginning on page 23, for a more complete analysis of yield trends in the loan portfolio.

During 2003 and the first half of 2004, the effect of the Federal Reserve’s rate decreases on our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin.  Thus the decreasing rate environment initially had a positive impact on net interest income during 2001 and 2002, as net interest margins increased both years, but in 2003 and into 2004, impact turned negative, as yields on earning assets decreased more rapidly than rates paid on paying liabilities, and net interest margin began to shrink.

The net interest margin for the full year of 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.  The net interest margin for the first quarter of 2004 was 3.97%, an increase of 2 basis points from the net interest margin for the fourth quarter of 2003, as both the yields on average earning assets and the cost of paying liabilities decreased slightly from the fourth quarter of 2003.  However, the narrowing of the net interest margin resumed in the second quarter of 2004 as it decreased 11 basis points from the net interest margin for the first quarter of 2004.  Yields on average earning assets decreased 14 basis points from the first quarter, while the cost of paying liabilities only decreased 4 basis points.

In the second quarter of 2004, the Federal Reserve reversed direction and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in the remainder of 2004 and four more such increases in 2005.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve actions and for reasons unique to our portfolios.  The change in the mix of our total deposits in the third quarter of 2004, reflecting our decision to de-emphasize certain high cost municipal deposits, resulted in a reduced average rate paid on deposits during the quarter, with a resulting positive impact on net interest margin, which increased by 10 basis points to 3.96% from the second quarter.  The cost of all NOW accounts fell from 1.21% for the second quarter to .80% for the third quarter.  The yield on earning assets, meanwhile, only decreased 3 basis points from the prior quarter.  By the fourth quarter of 2004, the increases in the target federal funds rate started to have the expected impact on our net interest margin.  Rates paid on new time deposits began to exceed the rates on maturing time deposits.  Thus our net interest margin for the fourth quarter of 2004 decreased by 5 basis points from the third quarter to 3.91%.  Meanwhile, there was very little change in rates earned on average earning assets from the third quarter to the fourth quarter.  The decrease in net interest margin was primarily due to the fact that, in the aggregate, the cost of deposits and other borrowed funds was increasing faster than rates on earning assets.

During the first two quarters of 2005 the Federal Reserve made four more 25 basis point increases in prevailing rates.  We have been slow to increase rates on our non-maturity deposit products, but we did increase rates paid on time deposits in response to the Federal Reserve’s actions.  Maturing time deposits, therefore, began to reprice at higher rates. As noted above, we also began to experience a significant shift from non-maturity deposits to time deposits.  The costs of total deposits increased 11 basis points during the first quarter, to 1.19% from 1.08% from the fourth quarter of 2004, and another 15 basis points in the second quarter of 2005 to 1.34%.  Meanwhile, the taxable equivalent yield on our loan portfolio lagged behind our deposit rate movement; yields decreased 3 basis points from the fourth quarter of 2004 to the first quarter of 2005, and stayed flat at 5.76% for the second quarter of 2005.

In both rising and falling rate environments, we face significant competitive pricing pressures in our marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have original maturities of 2 to 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  At June 30, 2005 these advances included $35 million of overnight borrowings.

In each of 2004 and 2003 we privately placed $10 million of capital securities issued by subsidiary Delaware business trusts specifically formed for the purpose of facilitating such funding.  The proceeds of the offering of the trust’s securities are invested in a like amount of subordinated debentures used by our holding company.  The securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of June 30, 2005.  The securities have certain features that make them an attractive funding vehicle, principally their status as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the Federal Reserve, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital under capital adequacy guidelines discussed below.  However, both issues of trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow, which would only happen if bank regulatory authorities were to reverse their current position that trust preferred securities issued by subsidiaries of bank holding companies, up to certain threshold levels, qualify for such treatment.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Commercial and Commercial Real Estate	$219,560	$210,373	$205,016	$202,967	$200,235
Residential Real Estate	286,680	280,735	281,939	284,273	280,636
Home Equity	50,027	45,598	44,774	43,041	40,500
Indirect Consumer Loans	328,487	306,794	305,953	305,746	301,972
Other Consumer Loans [1]	42,470	39,181	38,934	37,542	36,559
Total Loans	$927,224	$882,681	$876,616	$873,569	$859,902

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Commercial and Commercial Real Estate	23.7%	23.8%	23.4%	23.2%	23.3%
Residential Real Estate	30.9	31.8	32.2	32.6	32.6
Home Equity	5.4	5.2	5.1	4.9	4.7
Indirect Consumer Loans	35.4	34.8	34.9	35.0	35.1
Other Consumer Loans	4.6	4.4	4.4	4.3	4.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Indirect Loans: For several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio, while remaining the largest in total outstanding balances, ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening out of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

During the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance (an $841 thousand increase from the prior quarter), but the balance at period-end reached $312.9 million due to significant demand in the last month of the quarter.  We continued to experience strong demand for indirect loans throughout the second quarter of 2005, for a variety of factors, including modifications by the automobile manufacturers of their subsidized financing programs.  The average balances increased by $21.7 million, or 7.1%, from the first quarter 2005 average balance.

Indirect loans still represent the largest category of loans (35.4%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers continue or resume their heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of our loan portfolio at June 30, 2005, at 30.9% of loans at period-end.  This segment of our portfolio increased by $14.3 million from year-end 2003 to 2004, despite the fact that we sold (with servicing retained) $15.4 million of low-rate fixed rate mortgages during 2004.  To date in 2005, we have retained nearly all residential real estate loans originated.  In the first quarter of 2005, these originations were not able to keep up with principal amortization and payoffs resulting in a net decrease in the average balance from the fourth quarter of 2004.  However, demand increased during the second quarter of 2005 and the average balance increased by $5.9 million, or 2.1%, from the average first quarter balance.  Residential mortgage demand has remained moderate during 2004 and into 2005 and we expect that, if we continue to retain all or most originations, we will be able to maintain the level of residential real estate loans and may experience some continued growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans in recent periods, a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the fastest growing segment in our loan portfolio for the first quarter of 2005.  The average balance of commercial and commercial real estate loans increased $9.2 million, or 4.4%, from the first quarter of 2005 to the second quarter of 2005.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Commercial and Commercial Real Estate	6.52%	6.36%	6.51%	6.24%	6.14%
Residential Real Estate	5.93	6.01	5.93	5.98	6.08
Home Equity	5.24	4.87	4.53	4.33	4.20
Indirect Consumer Loans	5.01	5.10	5.19	5.35	5.57
Other Consumer Loans	7.22	7.00	7.17	7.42	7.51
Total Loans	5.76	5.76	5.79	5.80	5.90

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 21 and 22 under the heading "Key Interest Rate Changes 1999 - 2005."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the yield curve (i.e. the relationship between short-term rates and long-term rates), consumer expectations and preferences, competition and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and the portfolio reprices at current rates as new loans are generated at the current yields or existing loans are renegotiated.  As noted in the earlier discussion, during the recently concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  During early stages of this decline, the time lag had a positive impact on net interest margin, followed by a negative impact in the later states of the decline.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  Our deposit rates began to flatten out in mid-2002, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and through the third quarter of 2004, with the cost of deposits decreasing slightly, and loan yields decreasing somewhat faster.  By the fourth quarter of 2004, the cost of our deposits began to increase while the yields on loans were still slowly decreasing, as the yield on new loan originations generally was still below the portfolio average.  The result was continuing shrinkage of the net interest margin.  The average yield on the loan portfolio decreased 1 basis point in the fourth quarter of 2004, 3 basis points in the first quarter of 2005 then stayed flat for the second quarter of 2005.  This put increasing pressure not only in the continued decline in net interest margin but also on net interest income.  During the first quarter of 2005, we experienced a significant decrease in net interest income in comparison to the prior-year quarter.  For the second quarter of 2005, net interest income was virtually the same as the prior-year second quarter.

If rates, both short-term and long-term, continue to increase in forthcoming periods, as many analysts have forecasted, we expect that ultimately the yield on our loan portfolio will start to increase, matching the increasing cost of deposits that we are already experiencing.  We can give no assurances that this will happen, however.  Unless and until it does, we may experience further reductions in our net interest margin, to the detriment of net interest income and earnings generally.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Jun 2005	Mar 2005	Dec 2004	Sep 2004	Jun 2004
Loan Balances:
Period-End Loans	$ 952,938	$ 898,792	$ 875,311	$ 876,939	$ 866,127
Average Loans, Year-to-Date	905,075	882,681	866,690	863,357	858,195
Average Loans, Quarter-to-Date	927,224	882,681	876,616	873,569	859,902
Period-End Assets	1,454,305	1,415,967	1,377,949	1,384,793	1,380,139

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,046	$12,046	$11,842	$11,842	$11,842
Provision for Loan Losses, Y-T-D	408	232	1,020	744	539
Loans Charged-off	(450)	(247)	(1,062)	(726)	(531)
Recoveries of Loans Previously Charged-off	164	53	246	196	134
Net Charge-offs, Y-T-D	(286)	(194)	(816)	(530)	(397)
Allowance for Loan Losses, End of Period	$12,168	$12,084	$12,046	$12,056	$11,984

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,084	$12,046	$12,056	$11,984	$11,923
Provision for Loan Losses, Q-T-D	176	232	276	205	254
Loans Charged-off	(204)	(247)	(336)	(195)	(272)
Recoveries of Loans Previously Charged-off	112	53	50	62	79
Net Charge-offs, Q-T-D	(92)	(194)	(286)	(133)	(193)
Allowance for Loan Losses, End of Period	$12,168	$12,084	$12,046	$12,056	$11,984

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,761	$1,853	$2,103	$2,839	$2,113
Loans Past due 90 Days or More
and Still Accruing Interest	199	---	6	311	430
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,960	1,853	2,109	3,150	2,543
Repossessed Assets	10	126	136	123	207
Other Real Estate Owned	19	105	---	---	---
Total Nonperforming Assets	$1,989	$2,084	$2,245	$3,273	$2,750

Asset Quality Ratios:
Allowance to Nonperforming Loans	620.79%	652.13%	571.18%	382.73%	471.22%
Allowance to Period-End Loans	1.28	1.34	1.38	1.37	1.38
Provision to Average Loans (Quarter)	0.08	0.11	0.13	0.09	0.12
Provision to Average Loans (YTD)	0.09	0.11	0.12	0.12	0.13
Net Charge-offs to Average Loans (Quarter)	0.04	0.09	0.13	0.06	0.09
Net Charge-offs to Average Loans (YTD)	0.06	0.09	0.09	0.08	0.09
Nonperforming Loans to Total Loans	0.21	0.21	0.24	0.36	0.29
Nonperforming Assets to Total Assets	0.14	0.15	0.16	0.24	0.20

Our nonperforming assets at June 30, 2005 amounted to $2.0 million, a decrease of $256 thousand, or 11.4%, from December 31, 2004, and a decrease of $761 thousand, or 27.7%, from June 30, 2004.

At period-end, nonperforming assets represented .14% of total assets, a 2 basis point decrease from .16% at year-end 2004 and a 6 basis point decrease from .20% at June 30, 2004.  These ratios are at or near our historical low.  At March 31, 2005 the ratio of nonperforming assets to total assets for our peer group was .52%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory guidelines) totaled $4.3 million at June 30, 2005 and represented 0.45% of loans outstanding at that date, as compared to approximately $4.6 million of non-current loans at December 31, 2004 representing 0.52% of loans outstanding.  These non-current loans at June 30, 2005 were composed of approximately $3.3 million of consumer loans, principally indirect automobile loans, $.4 million of residential real estate loans and commercial loans of $.6 million.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depend principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years.  The regional economy was healthy from 1997-2000, and when the U.S. experienced a mild recession in 2001 and 2002, the economic downturn was not as severe in our geographic market area as in most areas.  During that periods and in ensuing years, the unemployment rate in the "Capital District" in and around Albany and areas north, including our principal service areas in Warren and Washington counties, has been at or below the national average.  However, the unemployment rate has been slightly above the national average in recent months in our other service areas including Clinton and Essex Counties, near the Canadian border.

The ratio of the 2005 second quarter net charge-offs to average loans (annualized) was .04%, down 5 basis points from the ratio for the second quarter of 2004.  The provision for loan losses was $176 thousand for the second quarter of 2005, compared to a provision of $254 thousand for the second quarter of 2004.  The provision as a percentage of average loans (annualized) was .08% for the second quarter of 2005, a decrease of 4 basis points from the .12% ratio for the comparable 2004 period.  The decrease in the provision was due primarily to the improved quality of the portfolio, i.e., the fact that nonperforming loans, as a percent of total loans outstanding, declined from .24% at December 31, 2004 to .21% at June 30, 2005.

The allowance for loan losses at June 30, 2005 amounted to $12.2 million, or 1.28% of outstanding loans, 10 basis points lower than the ratio at December 31, 2004 and also 10 basis points lower than the ratio at June 30, 2004.   The allowance as a percent of nonperforming loans was 620.79% at June 30, 2005.

CAPITAL RESOURCES

Shareholders' equity decreased $167 thousand during the first six months of 2005.  During the period, net income of $9.1 million was reduced by stock repurchases (net of new stock issuances through stock plans) totaling $3.4 million, cash dividends of $4.7 million ($.46 per share) and net unrealized losses on securities available-for-sale (net of tax) of approximately $1.6 million. From June 30, 2004 to June 30, 2005, shareholders' equity increased by $9.6 million, or 8.9%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 27, 2005 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar stock repurchase program, approved by the Board in April 2004, under which we repurchased approximately $3.7 million of common stock out of the $5 million authorized for repurchase.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  (See the note on page 13 regarding Non-GAAP Financial Measurese.)  Thus, certain information which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

Our holding company and both of our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and a limited amount of trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In each of 2003 and 2004, we issued $10 million of trust preferred securities in a private placement.  (See the discussion of trust preferred securities on page 23 under “Non-Deposit Sources of Funds.”)  Under final rules issued by the Federal Reserve Board on February 28, 2005, these securities may qualify as Tier 1 capital in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of June 30, 2005, the Tier 1 leverage and risk-based capital ratios for Arrow and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.56%	12.87%	14.13%
Glens Falls National Bank & Trust Co.	8.44	13.20	14.45
Saratoga National Bank & Trust Co.	8.82	10.72	13.17

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at June 30, 2005 were above minimum capital standards for financial institutions.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Arrow’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On July 27, 2005, we announced the 2005 third quarter cash dividend of $.24 payable on September 15, 2005.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2004 five-for-four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2004
First Quarter	$26.806	$30.340	$.214
Second Quarter	27.427	29.903	.223
Third Quarter	25.748	31.544	.223
Fourth Quarter	27.990	33.000	.230

2005
First Quarter	$26.750	$32.000	$.230
Second Quarter	24.000	29.880	.230
Third Quarter (payable September 15, 2005)			.240

Quarter Ended June 30,	2005	2004
Dividends Per Share	$.23	$.22
Diluted Earnings Per Share	.45	.45
Dividend Payout Ratio	51.11%	48.89%
Total Equity (in thousands)	$117,867	$108,240
Shares Issued and Outstanding (in thousands)	10,123	10,120
Book Value Per Share	$11.64	$10.70
Intangible Assets (in thousands)	$17,461	$9,476
Tangible Book Value Per Share	$9.92	$9.76

LIQUIDITY

Liquidity is measured by our ability to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.   Given the uncertain nature of customer demands as well as the desire to maximize earnings, we must have available sources of funds, on- and off-balance sheet, that can be accessed in time of need.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow.  Certain securities are designated by us at the time of purchase as available-for-sale.  Selection of such securities is based on their ready marketability, ability to collateralize borrowed funds, yield and maturity.

In addition to liquidity arising from balance sheet items, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $118.3 million.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as potential additional sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2005 Compared With

Three Months Ended June 30, 2004

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Jun 2005	Jun 2004	Change	% Change
Net Income	$4,680	$4,698	$(18)	(0.4)%
Diluted Earnings Per Share	.45	.45	---	---
Return on Average Assets	1.29%	1.35%	(.06)%	(4.4)
Return on Average Equity	16.06%	17.27%	(1.21)%	(7.0)

We reported earnings (net income) of $4.7 million for the second quarter of 2005, a decrease of $18 thousand, or 0.4%, from the second quarter of 2004.   Diluted earnings per share were $.45 for both quarters.  The flat earnings comparison was largely attributable to the fact that net interest income was also virtually unchanged (although net interest margin was reduced, as discussed in the following section).  Included in net income are: (i) net securities gains, net of tax, of $75 thousand for the 2005 quarter, and (ii) net gains on the sale of loans to the secondary market, net of tax, of $13 thousand and $16 thousand for the respective 2005 and 2004 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Jun 2005	Jun 2004	Change	% Change
Interest and Dividend Income	$18,398	$17,717	$681	3.8%
Interest Expense	5,621	4,951	670	13.5
Net Interest Income	$12,777	$12,766	$ 11	0.1

Taxable Equivalent Adjustment	622	655	(33)	(5.0)

Average Earning Assets (1)	$1,378,822	$1,329,145	$49,677	3.7
Average Paying Liabilities	1,144,577	1,111,544	33,033	3.0

Yield on Earning Assets (1)	5.35%	5.36%	(0.01)%	(0.1)
Cost of Paying Liabilities	1.97	1.79	0.18	10.1
Net Interest Spread	3.38	3.57	(0.19)	(5.3)
Net Interest Margin	3.72	3.86	(0.14)	(3.6)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.86% for the second quarter of 2004 to 3.72% for the second quarter of 2005.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was largely offset, however, by the $49.7 million increase in average earning assets between the second quarter of 2004 and the second quarter of 2005.  As a result, net interest income, on a taxable equivalent basis, was essentially unchanged from the 2004 quarter to the 2005 quarter.  The decrease in net interest margin was significantly influenced by the interest rate environment during the period.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2005" and “Loan Trends,” beginning in June 2004 after a long-term downward trend, prevailing interest rates began to rise.  As expected, certain deposit liabilities immediately began to reprice upward in ensuing quarters, while the yield on average earning assets has been slower to respond, leading to margin shrinkage.

The provisions for loan losses were $176 thousand and $254 thousand for the quarters ended June 30, 2005 and 2004, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Jun 2005	Jun 2004	Change	% Change
Income From Fiduciary Activities	$1,181	$1,060	$121	11.4%
Fees for Other Services to Customers	1,948	1,904	44	2.3
Net Gains on Securities Transactions	125	---	125	---
Insurance Commissions	488	6	482	8033.3
Other Operating Income	140	165	(25)	(15.2)
Total Other Income	$3,882	$3,135	$747	23.8

Income from fiduciary activities totaled $1.2 million for the second quarter of 2005, an increase of $121 thousand, or 11.4%, from the second quarter of 2004.  A principal cause of the increase was an increase in the pricing of fiduciary services.  In addition, the market value of assets under trust administration and investment management at June 30, 2005, increased to $806.0 million, an increase of $22.7 million, or 2.9%, from June 30, 2004.  The modest increase in assets overcame the loss of a large relationship.  Among other services offered, the trust division serves as custodian for funds placed with us by third party providers of 401(k) retirement plans.  Beginning in the fourth quarter of 2004, one of these providers began performing all services for its advised plans itself.  The reduction in trust assets and related revenues net of direct expenses were approximately $36.0 million and $39 thousand, respectively.

Income from fiduciary activities also includes fee income from serving as investment adviser for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX.  The combined funds represented a market value of $149.7 million at June 30, 2005.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the funds are held almost entirely by accounts managed by the Trust Departments of our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our banking subsidiaries.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) was $1.9 million for the second quarter of 2005, an increase of $44 thousand, or 2.3%, from the 2004 second quarter.  The increase was primarily attributable to an increase in merchant credit card servicing fees.

For the second quarter of 2005, total other income included net securities gains of $125 thousand on the sale of $14.2 million of securities available-for-sale (primarily CMO’s and other mortgage-bacekd securities).  In the 2004 quarter, there were no significant securities sales, and no securities gains or losses.  The following table presents sales and purchases in the available-for-sale investment portfolio for the second quarters of 2005 and 2004:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Second Quarter
	2005	2004
Investment Sales
Collateralized Mortgage Obligations	$8,542	$ ---
Other Mortgage-Backed Securities	1,582	---
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	4,081	145
Total Sales	$14,205	$145
Net Gains	$125	$---

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$ ---
Other Mortgage-Backed Securities	5,093	30,302
U.S. Agency Securities	2,978	19,892
State and Municipal Obligations	481	---
Other	2,722	5,785
Total Purchases	$11,274	$55,979

The sales and purchases in the second quarter of 2005 were primarily to replace certain collateralized mortgage obligations in the portfolio.

The purchases of U.S. agency securities in the second quarter of 2004 represented a reinvestment of proceeds from the sales of agency securities late in the first quarter of 2004.  The purchases of other mortgage-backed securities in the second quarter of 2004 was funded by normal cashflows from collateralized mortgage obligations and other mortgage-backed securities.  The securities transactions in the 2004 period (first quarter sales and second quarter purchases) represented a significant restructuring of the portfolio implemented by management for various strategic reasons, including the ability to replace lower yielding agency securities with relatively short remaining maturities with those bearing higher yields and longer duration.

The increase in insurance commissions between the 2004 second quarter and the comparable 2005 quarter resulted from our acquisition of an insurance agency, Capital Financial Group, Inc., at the end of 2004.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  Other operating income of $140 thousand in second quarter of 2005 represented a decrease of $25 thousand, or 15.2%, from the 2004 quarter.  The decrease was primarily due to a decrease in miscellaneous income.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Jun 2005	Jun 2004	Change	% Change
Salaries and Employee Benefits	$5,288	$4,778	$ 510	10.7%
Occupancy Expense of Premises, Net	757	699	58	8.3
Furniture and Equipment Expense	746	695	51	7.3
Other Operating Expense	2,384	2,001	383	19.1
Total Other Expense	$9,175	$8,173	$1,002	12.3

Efficiency Ratio	54.75%	51.34%	3.41%	6.6

Other expense for the second quarter of 2005 was $9.2 million, an increase of $1.0 million, or 12.3%, over other expense for the second quarter of 2004.  For the second quarter of 2005, our efficiency ratio was 54.75%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.   Although our efficiency ratio increased from 2004 to 2005, it still compares favorably to the March 31, 2005 peer group ratio of 61.78%.

The November 2004 acquisition of an insurance agency, Capital Financial Group, and the April 2005 acquisition of three branches led to increases in all expense categories, however, approximately $100,000 of these increased expenses, primarily in the areas of advertising and supplies, are not expected to be experienced in future periods.

Salaries and employee benefits expense increased $510 thousand, or 10.7%, from the second quarter of 2004 to the second quarter of 2005.  The increase was primarily attributable to staff increases, including 11.8 full-time equivalent employees in our newly acquired insurance agency and 14.6 full-time equivalent employees in the branch acquisition and normal merit increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.46% for the second quarter of 2005, 16 basis points less than the ratio for our peer group of 1.62% at March 31, 2005.

Occupancy expense was $757 thousand for the second quarter of 2005, a $58 thousand increase, or 8.3%, over the second quarter of 2004.  The increase was primarily attributable to building maintenance expenses.  Furniture and equipment expense was $746 thousand for the second quarter of 2005, a $51 thousand increase, or 7.3%, above the second quarter of 2004.  The increase was primarily attributable to an increase in depreciation expense.

Other operating expense was $2.4 million for the second quarter of 2005, an increase of $383 thousand, or 19.1% from the second quarter of 2004.  An increase of $113 in intangible asset amortization related to both the acquisition of the insurance agency and the three branches.  The other areas of significant increases included advertising and supplies, which were primarily attributable to the branch acquisition.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2005	Jun 2004	Change	% Change
Provision for Income Taxes	$2,006	$2,121	$(115)	(5.4)%
Effective Tax Rate	30.00%	31.10%	(1.10)%	(3.5)

The provisions for federal and state income taxes amounted to $2.0 million for the second quarter of 2005 and $2.1 million for the second quarter of 2004.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2005 Compared With

Six Months Ended June 30, 2004

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ending
	Jun 2005	Jun 2004	Change	% Change
Net Income	$9,110	$9,563	$(453)	(4.4)%
Diluted Earnings Per Share	.88	.92	(.04)	(4.3)
Return on Average Assets	1.29%	1.39%	(.10)%	(7.2)
Return on Average Equity	15.65%	17.62%	(1.97)%	(11.2)

We reported earnings (net income) of $9.1 million for the first six months of 2005, a decrease of $453 thousand, or 4.4%, from the first six months of 2004.  The reasons for the decline are discussed elsewhere in this Report, including under the heading “Overview” on page 19.  Diluted earnings per share were $.88 and $.92 for the 2005 and 2004 periods.  Included in net income are: (i) net securities gains, net of tax, of $114 thousand and $126 thousand for the respective 2005 and 2004 periods, (ii) net gains on the sale of loans to the secondary market, net of tax, of $16 thousand and $68 thousand for the respective 2005 and 2004 periods, and (iii) a recovery related to our former Vermont operations of $46 thousand, net of tax, in 2004.

The following narrative discusses the six-month to six-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ending
	Jun 2005	Jun 2004	Change	% Change
Interest and Dividend Income	$35,878	$35,655	$ 223	0.6%
Interest Expense	10,684	9,949	735	7.4
Net Interest Income	$25,194	$25,706	$(512)	(2.0)

Taxable Equivalent Adjustment	$ 1,235	$ 1,291	$(56)	(4.3)

Average Earning Assets (1)	$1,353,604	$1,319,958	$33,646	2.5
Average Paying Liabilities	1,124,040	1,106,044	17,996	1.6

Yield on Earning Assets (1)	5.35%	5.43%	(0.08)%	(1.5)
Cost of Paying Liabilities	1.92	1.81	0.11	6.1
Net Interest Spread	3.43	3.62	(0.19)	(5.2)
Net Interest Margin	3.75	3.92	(0.17)	(4.3)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.92% for the first six months of 2005 to 3.75% for the first six months of 2005.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was offset, but only partially by the $33.6 million increase in average earning assets between the two periods.  Net interest income, on a taxable equivalent basis, was down $512 thousand, or 2.0%, from the 2004 period to the 2005 period.  The decrease in both net interest income and net interest margin between the two periods was significantly influenced by the interest rate developments in 2004 and 2005.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2005" and “Loan Trends,” beginning in June 2004 prevailing interest rates, after a long-term downward trend, began to rise.  As expected, deposit liabilities repriced upward more rapidly than earning assets (which have not experienced significant increased yields even as of mid-year 2005), leading to margin shrinkage.

The provisions for loan losses were $408 thousand and $539 thousand for the six months ended June 30, 2005 and 2004, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Six Months Ending
	Jun 2005	Jun 2004	Change	% Change
Income From Fiduciary Activities	$2,288	$2,116	$172	8.1%
Fees for Other Services to Customers	3,548	3,584	(36)	(1.0)
Net Gains on Securities Transactions	189	210	(21)	(10.0)
Insurance Commissions	883	11	872	7927.3
Other Operating Income	268	438	(170)	(38.8)
Total Other Income	$7,176	$6,359	$817	12.8

Income from fiduciary activities totaled $2.3 million for the first six months of 2005, an increase of $172 thousand, or 8.1%, from the first six months of 2004.  A principal cause of the increase was an increase in the pricing of fiduciary services.  Another factor was an increase in the market value of assets under trust administration and investment management, which amounted to $806.0 million at June 30, 2005, an increase of $22.7 million, or 2.9%, from June 30, 2004.  This modest increase was achieved despite the loss of a large account, discussed above under the heading “Other Income” in the quarter-to-quarter comparison.

Income from fiduciary activities also includes fee income from our serving as investment adviser for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX.  The funds are discussed above under the heading “Other Income” in the quarter-to-quarter comparison.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) equaled $3.5 million for the first six months of 2005, a decrease of $36 thousand, or 1.0%, from the 2004 first six months.  The decrease was primarily attributable to a general decrease in service charges on deposit accounts, although we did increase fees on several products, beginning on March 1, 2005.

For the first six months of 2005, total other income included securities gains of $189 thousand on the sale of $28.0 million of securities available-for-sale (primarily collateralized mortgage obligations).  For the first six months of 2004, total other income included $210 thousand of net securities gains on the sale of $20.0 million of available-for-sale securities (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first six months of 2005 and 2004:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Six Months
	2005	2004
Investment Sales
Collateralized Mortgage Obligations	$21,269	$ ---
Other Mortgage-Backed Securities	1,582	---
U.S. Agency Securities	---	19,816
State and Municipal Obligations	---	---
Other	5,138	200
Total Sales	$27,989	$20,016
Net Gains	$189	$210

Investment Purchases
Collateralized Mortgage Obligations	$8,027	$ ---
Other Mortgage-Backed Securities	15,331	30,302
U.S. Agency Securities	13,065	19,892
State and Municipal Obligations	4,426	111
Other	5,606	5,857
Total Purchases	$46,455	$56,162

The sales and purchases in the first six months of 2005 were primarily to replace certain collateralized mortgage obligations in the portfolio.

The purchases of U.S. agency securities in the first six months of 2004 represented a reinvestment of proceeds from the sales of agency securities.  The purchases of other mortgage-backed securities in the first six months of 2004 was funded by normal cashflows from maturing collateralized mortgage obligations and other mortgage-backed securities.  The sale and reinvestment transactions in the 2004 period represented a significant restructuring of the portfolio implemented by management for various strategic reasons, including the ability to replace agency securities with relatively short remaining maturities with higher yielding and longer duration securities.

The increase in insurance commissions between the two periods came as the result of our acquisition of an insurance agency, Capital Financial Group, Inc., at the end of 2004.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  In all periods we sell all student loan originations to Sallie Mae shortly after closing the loans, in most cases resulting in small gains.  In the 2004 period, other operating income also included a pre-tax $77 thousand recovery for our former Vermont operations and $112 thousand in gains on loan sales.  During the first six months of 2004, we sold $5.3 million of newly originated low-rate residential real estate loans in the secondary market.  During the first six months of 2005, we retained nearly all loan originations of this type.  Gains on the sale of loans in the 2005 period were only $27 thousand.  Otherwise, other operating income was essentially unchanged between the two periods.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Six Months Ending
	Jun 2005	Jun 2004	Change	% Change
Salaries and Employee Benefits	$10,343	$ 9,583	$ 760	7.9%
Occupancy Expense of Premises, Net	1,464	1,394	70	5.0
Furniture and Equipment Expense	1,511	1,389	122	8.8
Other Operating Expense	4,342	3,933	409	10.4
Total Other Expense	$17,660	$16,299	$1,361	8.4

Efficiency Ratio	55.97%	51.11%	4.86%	9.5

Other expense for the first six months of 2005 was $17.7 million, an increase of $1.4 million, or 8.4%, over the expense for the first six months of 2004.  For the first six months of 2005, our efficiency ratio was 55.97%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization from this calculation.   Although our efficiency ratio increased from 2004 to 2005, it still compares favorably to the March 31, 2005 peer group ratio of 61.78%.

The November 2004 acquisition of an insurance agency, Capital Financial Group, and the April 2005 acquisition of three branches led to increases in all expense categories, however, approximately $100,000 of these increased expenses, primarily in the areas of advertising and supplies, are not expected to be experienced in future periods.

Salaries and employee benefits expense increased $760 thousand, or 7.9%, from the first six months of 2004 to the first six months of 2005.  The increase is primarily attributable to increases in personnel, including 11.8 full-time equivalent employees in our newly acquired insurance agency and 14.6 full-time equivalent employees in the branch acquisition as well as normal merit increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.47% for the first six months of 2005, 15 basis points less than the ratio for our peer group of 1.62% at March 31, 2005.

Occupancy expense was $1.5 million for the first six months of 2005, a $70 thousand increase, or 5.0%, over the first six months of 2004.  The increase was primarily attributable to building maintenance expenses.  Furniture and equipment expense was $1.5 million for the first six months of 2005, a $122 thousand increase, or 8.8%, above the first six months of 2004.  The increase was primarily attributable increases in data processing and depreciation expenses.

Other operating expense was $4.3 million for the first six months of 2005, an increase of $409 thousand, or 10.4% from the first six months of 2004.  An increase of $123 in intangible asset amortization was related to both the acquisition of the insurance agency and the three branches.  The other areas of significant increases included advertising and supplies, which were primarily attributable to the branch acquisition.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2005	Jun 2004	Change	% Change
Provision for Income Taxes	$3,957	$4,373	$(416)	(9.5)%
Effective Tax Rate	30.28%	31.38%	(1.10)%	(3.5)

The provisions for federal and state income taxes amounted to $4.0 million for the first six months of 2005 and $4.4 million for the first six months of 2004.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in the market for our products and services, including changes in prevailing market interest rates, will make our position less valuable.  The ongoing monitoring and management of market risk is an important component of our asset/liability management process which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee (“ALCO”).  ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  To date, we have not made use of derivatives, such as interest rate swaps, in our risk management process.

Interest rate risk is the most significant market risk affecting us.  Interest rate risk is the exposure of Arrow’s net interest income to changes in interest rates, assuming other variables affecting our business are unchanged. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to prepayment risks primarily for mortgage related assets, early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.

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

The resulting sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates, which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Rates, which were at very low levels a year ago, have since increased as a result of Federal Reserve Board decisions at each of its meetings since mid-2004 to increase the Fed funds rate.  Management believes there is some likelihood that prevailing market rates generally, especially short-term rates, may continue to rise in remaining periods of 2005.  A rising rate environment, or even a vacillating rate scenario, may continue to have a negative impact on our net interest margin, at least in the immediately ensuing periods.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Arrow is not involved in any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2005:

Second Quarter 2005 Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	43,916	$25.30	41,000	$5,000,000
May	7,670	25.79	5,000	4,873,500
June	44,800	28.08	15,000	4,459,290
Total	96,386	26.63	61,000

1The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the market under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  April – DRIP purchases (2,916 shares); May – DRIP purchases (2,670 shares), June – DRIP purchases (14,639 shares) and shares surrendered in connection with option exercises (15,161 shares).

2Includes only shares subject to publicly announced stock repurchase programs, including both the $5 million stock repurchase program authorized by the Board if Directors in April 2004 and the $5 million stock repurchase program approved by the Board in April 2005 (the “2005 Repurchase Program”).  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock or stock option plan.

3Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, Arrow’s only publicly-announced stock repurchase program in effect at such dates.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

At the Arrow's Annual Meeting of Shareholders held April 27, 2005, shareholders elected the following directors to Class A of the Board of Directors.   The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Kenneth C. Hopper, M.D.	2008	8,365,056	91,465	---
Elizabeth O’C. Little	2008	8,377,961	78,560	---
Michael F. Massiano	2008	8,401,071	55,450	---
Richard J. Reisman, D.M.D.	2008	8,372,342	84,178	---

Item 5.

Other Information

(a)

On April 27, 2005, the Board of Directors of the Company approved an increase in the directors’ fees payable to non-officer directors.  The annual retainer for non-officer directors was increased from $10,000 to $12,500, effective April 27, 2005, with the entire amount of the increase to be payable in Company stock under the Company’s Directors’ Stock Plan.  The additional annual retainer for the Audit Committee Chairperson was increased from $2,500 to $5,000, and the additional annual retainer for to the Compensation/Nomination Committee Chairperson was increased from $2,500 to $3,000, each effective on April 27, 2005, and payable in cash.

At the same time, the Board of Directors of the Company approved increases in directors’ fees payable to non-officer directors of the Company’s two subsidiary banks.  The annual retainer for non-officer bank directors was increased from $5,000 to $6,000, effective April 27, 2005, with the entire amount of the increase being payable in Company stock under the Company’s Directors’ Stock Plan.  The additional annual retainer for the Trust Committee Chairperson at Glens Falls National Bank and Trust Company was increased from $2,500 to $3,000, and the additional annual retainer for the Chairman of the Board of Saratoga National Bank and Trust Company was increased from $2,500 to $3,000, each effective on April 27, 2005, and payable in cash.

Otherwise, the fees payable to directors of the Company and its subsidiary banks previously in effect were left unchanged.

(b)

None

Item 6.

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer under and Chief Financial Officer under 18 U.S.C. Section 1350 and SEC Rule 13a-14(b)/15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 9, 2005	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: August 9, 2005	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)