Form 10-Q
period 2005-09-30
ARROW FINANCIAL CORP
filed 2005-11-09
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes X No
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock, par value $1.00 per share	10,355,194

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2005

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and Due from Banks	$ 41,432	$ 29,805
Federal Funds Sold	---	7,000
Cash and Cash Equivalents	41,432	36,805
Securities Available-for-Sale	306,499	325,248
Securities Held-to-Maturity (Approximate Fair Value of $114,250 at September 30, 2005 and $110,341 at December 31, 2004)	112,823	108,117
Loans	981,331	875,311
Allowance for Loan Losses	(12,212)	(12,046)
Net Loans	969,119	863,265
Premises and Equipment, Net	15,200	14,939
Other Real Estate and Repossessed Assets, Net	241	136
Goodwill	14,359	10,717
Other Intangible Assets, Net	3,021	1,019
Other Assets	21,417	17,703
Total Assets	$1,484,111	$1,377,949
LIABILITIES
Deposits:
Demand	$ 184,221	$ 167,667
Regular Savings, N.O.W. & Money Market Deposit Accounts	619,996	607,820
Time Deposits of $100,000 or More	128,933	85,906
Other Time Deposits	205,857	170,887
Total Deposits	1,139,007	1,032,280
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	58,363	42,256
Other Short-Term Borrowings	1,231	1,720
Federal Home Loan Bank Advances	131,500	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	17,993	13,659
Total Liabilities	1,368,094	1,259,915
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,883,064 Shares Issued at September 30, 2005 and 13,478,703 Shares Issued at December 31, 2004)	13,883	13,479
Surplus	139,187	127,312
Undivided Profits	19,195	23,356
Unallocated ESOP Shares (83,621 Shares at September 30, 2005 and 93,273 Shares at December 31, 2004)	(1,182)	(1,358)
Accumulated Other Comprehensive (Loss) Income	(3,583)	429
Treasury Stock, at Cost (3,438,290 Shares at September 30, 2005 and 3,189,485 Shares at December 31, 2004)	(51,483)	(45,184)
Total Shareholders’ Equity	116,017	118,034
Total Liabilities and Shareholders’ Equity	$1,484,111	$1,377,949

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,077	$12,645	$39,784	$37,923
Interest on Federal Funds Sold	6	5	50	67
Interest and Dividends on Securities Available-for-Sale	3,203	3,414	10,110	10,452
Interest on Securities Held-to-Maturity	1,008	974	2,993	2,960
Total Interest and Dividend Income	18,294	17,038	52,937	51,402

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,014	387	2,680	1,086
Other Deposits	3,099	2,140	8,222	7,536
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	215	125	476	249
Other Short-Term Borrowings	5	1	13	5
Federal Home Loan Bank Advances	1,518	1,597	4,573	4,755
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	307	286	878	854
Total Interest Expense	6,158	4,536	16,842	14,485
NET INTEREST INCOME	12,136	12,502	36,095	36,917
Provision for Loan Losses	218	205	626	744
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,918	12,297	35,469	36,173

OTHER INCOME
Income from Fiduciary Activities	1,147	1,112	3,435	3,228
Fees for Other Services to Customers	2,012	1,914	5,560	5,498
Net Gains (Losses) on Securities Transactions	151	(9)	340	201
Insurance Commissions	449	8	1,332	19
Other Operating Income	323	241	591	679
Total Other Income	4,082	3,266	11,258	9,625

OTHER EXPENSE
Salaries and Employee Benefits	5,195	5,059	15,538	14,642
Occupancy Expense of Premises, Net	761	674	2,225	2,068
Furniture and Equipment Expense	760	655	2,271	2,044
Other Operating Expense	2,285	1,902	6,627	5,835
Total Other Expense	9,001	8,290	26,661	24,589

INCOME BEFORE PROVISION FOR INCOME TAXES	6,999	7,273	20,066	21,209
Provision for Income Taxes	2,160	2,305	6,117	6,678
NET INCOME	$ 4,839	$ 4,968	$13,949	$14,531

Average Shares Outstanding:
Basic	10,390	10,411	10,439	10,419
Diluted	10,563	10,652	10,627	10,662

Per Common Share:
Basic Earnings	$ .47	$ .48	$ 1.34	$ 1.39
Diluted Earnings	.46	.47	1.31	1.36

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	13,949	---	---	---	13,949
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $570)	---	---	---	---	---	(343)	---	(343)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $5,763)	---	---	---	---	---	(3,465)	---	(3,465)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $340)	---	---	---	---	---	(204)	---	(204)
Other Comprehensive Loss								(4,012)
Comprehensive Income								9,937

3% Stock Dividend	404,361	404	10,631	(11,035)	---	---	---	---
Cash Dividends Declared, $.68 per Share	---	---	---	(7,075)	---	---	---	(7,075)
Stock Options Exercised (95,449 Shares)	---	---	116	---	---	---	860	976
Shares Issued Under the Directors’ Stock Purchase Plan (2,264 Shares)	---	---	40	---	---	---	20	60
Shares Issued Under the Employee Stock Purchase Plan (16,786 Shares)	---	---	285	---	---	---	150	435
Tax Benefit for Exercise of Stock Options	---	---	637	---	---	---	---	637
Allocation of ESOP Stock (12,088 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (263,159 Shares)	---	---	---	---	---	---	(7,329)	(7,329)
Balance at September 30, 2005	13,883,064	$13,883	$139,187	$19,195	$(1,182)	$(3,583)	$(51,483)	$116,017

Cash dividends declared have been adjusted for the September 2005 3% stock dividend.

Included in the shares issued for the 3% stock dividend in 2005 were treasury shares of 100,545 and unallocated ESOP shares of 2,436.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	14,531	---	---	---	14,531
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $40)	---	---	---	---	---	(24)	---	(24)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $444)	---	---	---	---	---	(267)	---	(267)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $201)	---	---	---	---	---	(121)	---	(121)
Other Comprehensive Loss								(412)
Comprehensive Income								14,119

3% Stock Dividend	392,584	393	11,032	(11,425)	---	---	---	---
Cash Dividends Declared, $.64 per Share	---	---	---	(6,663)	---	---	---	(6,663)
Stock Options Exercised (78,810 Shares)	---	---	133	---	---	---	600	733
Shares Issued Under the Employee Stock Purchase Plan (18,633 Shares)	---	---	298	---	---	---	143	441
Shares Issued Under the Directors’ Stock Plan (1,242 Shares)	---	---	26	---	---	---	10	36
Tax Benefit for Disposition of Stock Options	---	---	249	---	---	---	---	249
Allocation of ESOP Stock (18,889 Shares)	---	---	254	---	267	---	---	521
Purchase of Treasury Stock (79,515 Shares)	---	---	---	---	---	---	(2,150)	(2,150)
Balance at September 30, 2004	13,478,703	$13,479	$125,327	$20,746	$(1,502)	$ 672	$(45,571)	$113,151

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2005	2004
Operating Activities:
Net Income	$ 13,949	$ 14,531
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	626	744
Depreciation and Amortization	2,174	2,378
Compensation Expense for Allocated ESOP Shares	166	254
Gains on the Sale of Securities Available-for-Sale	(347)	(363)
Losses on the Sale of Securities Available-for-Sale	7	162
Loans Originated and Held-for-Sale	(7,554)	(9,801)
Proceeds from the Sale of Loans Held-for-Sale	8,067	10,355
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(90)	(103)
Increase in Deferred Tax Assets	(47)	(47)
Shares Issued Under the Directors’ Stock Plan	60	35
Decrease (Increase) in Interest Receivable	(532)	87
Increase (Decrease) in Interest Payable	267	(127)
Increase in Other Assets	(942)	(843)
Increase in Other Liabilities	4,296	839
Net Cash Provided By Operating Activities	20,100	18,101
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	44,222	34,595
Proceeds from the Maturities and Calls of Securities Available-for-Sale	23,715	47,196
Purchases of Securities Available-for-Sale	(55,769)	(57,666)
Proceeds from the Maturities of Securities Held-to-Maturity	7,489	4,539
Purchases of Securities Held-to-Maturity	(12,345)	(8,176)
Net Increase in Loans	(99,215)	(23,351)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	571	678
Purchases of Premises and Equipment	(678)	(1,695)
Net Cash Used In Investing Activities	(92,010)	(3,880)
Financing Activities:
Net Increase in Deposits	44,515	3,975
Net Increase in Short-Term Borrowings	15,618	9,101
Federal Home Loan Bank Advances	91,500	59,800
Federal Home Loan Bank Repayments	(110,000)	(70,000)
Net Increase from Branch Acquisitions	47,084	---
Tax Benefit from Exercise of Stock Options	637	249
Purchases of Treasury Stock	(7,329)	(2,150)
Treasury Stock Issued for Stock-Based Plans	1,411	1,175
Allocation of ESOP Shares	176	267
Cash Dividends Paid	(7,075) (6,663)	(6,663) (6,663)
Net Cash (Used In) Provided By Financing Activities	76,537	(4,246)
Net Increase in Cash and Cash Equivalents	4,627	9,975
Cash and Cash Equivalents at Beginning of Period	36,805	33,326
Cash and Cash Equivalents at End of Period	$41,432	$43,301
Supplemental Cash Flow Information:
Interest Paid	$16,575	$14,612
Income Taxes Paid	3,086	5,837
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	698	690

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2005

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004; the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004; the changes in shareholders’ equity for the nine-month periods ended September 30, 2005 and 2004; and the cash flows for the nine-month periods ended September 30, 2005 and 2004.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2004, included in Arrow’s 2004 Annual Report on Form 10-K.

2.   Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of September 30, 2005 and December 31, 2004:

	2005	2004
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (693)	$(351)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(2,890)	780
Total Accumulated Other Comprehensive (Loss) Income	$(3,583)	$ 429

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2005 and 2004:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2005:
Basic EPS	$4,839	10,390	$.47
Dilutive Effect of Stock Options	---	173
Diluted EPS	$4,839	10,563	$.46
For the Three Months Ended September 30, 2004:
Basic EPS	$4,968	10,411	$.48
Dilutive Effect of Stock Options	---	241
Diluted EPS	$4,968	10,652	$.47

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine Months Ended September 30, 2005:
Basic EPS	$13,949	10,439	$1.34
Dilutive Effect of Stock Options	---	188
Diluted EPS	$13,949	10,627	$1.31
For the Nine Months Ended September 30, 2004:
Basic EPS	$14,531	10,419	$1.39
Dilutive Effect of Stock Options	---	243
Diluted EPS	$14,531	10,662	$1.36

4.   Stock-Based Compensation Plans

As allowed by SFAS No. 123, “Share-Based Payment,” Arrow accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost has been reflected in net income for stock awards granted under these plans (other than for certain stock appreciation rights attached to options granted in 1992 and earlier, all of which have been exercised as of January 2002), as all awards granted under these plans have been options having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted do generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

There were no options granted in the first nine months of 2005.  The weighted-average fair value of options granted during 2004 was $8.01 per option.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of 2.88%; expected volatility of 28.4%; risk free interest rate of 3.78%; and expected lives of 7.0 years.  Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchased Arrow’s common stock at a 15% discount below market price at the time of purchase for the first two months of 2005 and prior to then.  This discount was changed to 5% discount below market price for all subsequent purchases.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  Under SFAS No. 123, however, a stock purchase plan with a discount in excess of 5% is considered a compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.  The effects of applying SFAS No. 123 on pro forma net income in the recently completed period may not be representative of the effects on pro forma net income for future periods.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income, as Reported	$4,839	$4,968	$13,949	$14,531
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(133)	(419)	(405)
Pro Forma Net Income	$4,705	$4,835	$13,530	$14,126

Earnings per Share:
Basic - as Reported	$.47	$.48	$1.34	$1.39
Basic - Pro Forma	.45	.46	1.30	1.35
Diluted - as Reported	.46	.47	1.31	1.36
Diluted - Pro Forma	.45	.45	1.27	1.32

In December 2004, the FASB issued a revised SFAS No. 123 (SFAS No. 123R), “Share-Based Payment.”  SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.  In a press release dated April 14, 2005, the SEC delayed the effective date of SFAS No. 123R to the first quarter of 2006.

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $3.3 million of standby letters of credit on September 30, 2005, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of the Arrow’s standby letters of credit at September 30, 2005 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$355	$246	$ 1	$ 62
Interest Cost	488	346	2	174
Expected Return on Plan Assets	(734)	(527)	---	---
Amortization of Prior Service Cost (Credit)	(43)	32	---	17
Amortization of Transition Obligation	---	---	---	63
Amortization of Net Loss	114	16	---	43
Net Periodic Benefit Cost	$180	$113	$ 3	$359

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service Cost	$1,152	$ 738	$ 90	$150
Interest Cost	1,583	1,038	223	368
Expected Return on Plan Assets	(2,385)	(1,581)	---	---
Amortization of Prior Service Cost (Credit)	(140)	96	(11)	(17)
Amortization of Transition Obligation	---	---	50	83
Amortization of Net Loss	371	48	81	135
Net Periodic Benefit Cost	$ 581	$ 339	$433	$719

We previously disclosed in our financial statements for the year ended December 31, 2004 that we do not expect to make a contribution to the qualified defined benefit pension plan during 2005.  However, in the second quarter of 2005 we determined that it was appropriate to contribute approximately $792 thousand to the plan, the maximum actuarially recommended contribution for the 2005 plan year.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) became law in the United States, however, final regulations were not issued until January 2005.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  The measures of the accumulated non-pension postretirement benefit obligation at September 30, 2005 and net periodic non-pension postretirement benefit cost for the third quarter of 2005 reflect the benefit associated with the subsidy.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2005 and the related consolidated statements of income for the three-month and nine month periods ended September 30, 2005 and 2004, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2005

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2005

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s June 2005 “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of the 223 domestic bank holding companies identified in that report having from $1 to $3 billion in total consolidated assets.

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

Certain forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of changing interest rates	22	Last paragraph
	25	First paragraph
	25	Last paragraph
	34	First paragraph
	37	Fifth paragraph
Impact of competition for indirect loans	24	Third paragraph
Expected demand for residential real estate loans	24	Fourth paragraph
Liquidity	29	Last paragraph
Impact of acquisitions	36	Second paragraph

These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated developments in interest rates generally, including changes in the yield curve; sudden changes in consumer spending or consumer confidence; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of our key personnel; unanticipated market or business opportunities for us; and similar uncertainties inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2004.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Net Income	$4,839	$4,680	$4,430	$4,948	$4,968

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	91	75	38	97	(5)
Net Gains on Sales of Loans	49	13	3	91	43
Net Gains on the Sale of Other Real Estate Owned	12	---	---	---	---

Period End Shares Outstanding	10,361	10,426	10,464	10,502	10,412
Basic Average Shares Outstanding	10,390	10,435	10,494	10,444	10,411
Diluted Average Shares Outstanding	10,563	10,613	10,706	10,695	10,652
Basic Earnings Per Share	.47	.45	.42	.47	.48
Diluted Earnings Per Share	.46	.44	.41	.46	.47
Cash Dividends	.23	.22	.22	.22	.22
Stock Dividends/Splits	3%	---	---	---	3%

Average Assets	$1,470,437	$1,450,237	$1,396,720	$1,389,030	$1,387,233
Average Equity	117,104	116,880	117,854	115,287	110,619
Return on Average Assets, annualized	1.31%	1.29%	1.29%	1.42%	1.42%
Return on Average Equity, annualized	16.39	16.06	15.24	17.07	17.87

Average Earning Assets	$1,394,187	$1,378,822	$1,328,106	$1,318,540	$1,317,910
Average Paying Liabilities	1,148,719	1,144,577	1,103,276	1,088,995	1,086,762
Interest Income, Tax-Equivalent [1]	18,902	18,398	17,480	17,672	17,670
Interest Expense	6,158	5,621	5,063	4,721	4,536
Net Interest Income, Tax-Equivalent [1]	12,744	12,777	12,417	12,951	13,134
Tax-Equivalent Adjustment	608	622	613	631	632
Net Interest Margin [1]	3.63%	3.72%	3.79%	3.91%	3.96%
Efficiency Ratio Calculation [1]
Noninterest Expense	$ 9,001	$ 9,175	$ 8,485	$ 8,383	$ 8,290
Less: Intangible Asset Amortization	(116)	(122)	(20)	(14)	(9)
Net Noninterest Expense [1]	$ 8,885	$ 9,053	$ 8,465	$ 8,369	$ 8,281
Net Interest Income, Tax-Equivalent	$12,744	$12,777	$12,417	$12,951	$13,134
Noninterest Income	4,082	3,882	3,294	3,568	3,266
Less Net Securities (Gains) or Losses	(151)	(125)	(64)	(161)	9
Net Gross Income, Adjusted [1]	$16,675	$16,534	$15,647	$16,358	$16,409
Efficiency Ratio [1]	53.28%	54.75%	54.10%	51.16%	50.47%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.46%	8.54%	9.07%	9.23%	8.62%
Total Shareholders’ Equity (i.e. Book Value)	$116,017	$117,867	$115,773	$118,034	$113,151
Book Value per Share	11.20	11.30	11.06	11.24	10.87
Intangible Assets	17,380	17,461	11,682	11,736	9,478
Tangible Book Value per Share	9.52	9.63	9.95	10.12	9.96

Selected Quarterly Information, Continued:

	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.04%	.09%	.13%	.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.09	.08	.11	.13	.09
Allowance for Loan Losses as a Percentage of Period-end Loans	1.24	1.28	1.34	1.38	1.37
Allowance for Loan Losses as a Percentage of Nonperforming Loans	588.83	620.79	652.13	571.18	382.73
Nonperforming Loans as a Percentage of Period-end Loans	.21	.21	.21	.24	.36
Nonperforming Assets as a Percentage of Period-end Total Assets	.16	.14	.15	.16	.24

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

	Sep 2005	Sep 2004
Net Income	$13,949	$14,531

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	204	121
Net Gains on Sales of Loans	65	111
Net Gains on the Sale of Other Real Estate Owned	17	---
Recovery Related to Former Vermont Operations	----	47

Period End Shares Outstanding	10,361	10,412
Basic Average Shares Outstanding	10,439	10,419
Diluted Average Shares Outstanding	10,627	10,662
Basic Earnings Per Share	1.34	1.39
Diluted Earnings Per Share	1.31	1.36
Cash Dividends	.68	.64

Average Assets	$1,439,401	$1,387,553
Average Equity	117,276	109,641
Return on Average Assets	1.30%	1.40%
Return on Average Equity	15.90	17.70

Average Earning Assets	$1,367,281	$1,319,270
Average Paying Liabilities	1,132,355	1,099,570
Interest Income, Tax-Equivalent [1]	54,780	53,325
Interest Expense	16,842	14,485
Net Interest Income, Tax-Equivalent [1]	37,938	38,840
Tax-Equivalent Adjustment	1,843	1,923
Net Interest Margin [1]	3.71%	3.93%
Efficiency Ratio Calculation [1]
Noninterest Expense	$26,661	$24,589
Less: Intangible Asset Amortization	(258)	(28)
Net Noninterest Expense [1]	26,403	24,561
Net Interest Income, Tax-Equivalent	37,938	38,840
Noninterest Income	11,258	9,625
Less Net Securities Gains	(340)	(201)
Net Gross Income, Adjusted [1]	48,856	48,264
Efficiency Ratio [1]	54.04%	50.89%

Selected Nine-Month Period Information, Continued:

	Sep 2005	Sep 2004
Tier 1 Leverage Ratio	8.46%	8.62%
Total Shareholders’ Equity (i.e. Book Value)	$116,017	$113,151
Book Value per Share	11.20	10.87
Intangible Assets	17,380	9,478
Tangible Book Value per Share	9.52	9.96

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.08%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.09	.12
Allowance for Loan Losses as a Percentage of Period-end Loans	1.24	1.37
Allowance for Loan Losses as a Percentage of Nonperforming Loans	588.83	382.73
Nonperforming Loans as a Percentage of Period-end Loans	.21	.36
Nonperforming Assets as a Percentage of Period-end Total Assets	.16	.24

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2005			2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 728	$ 6	3.27%	$ 1,418	$ 5	1.40%

Securities Available-for-Sale:
Taxable	305,680	3,132	4.061	325,100	3,339	4.09
Non-Taxable	8,572	111	5.17	10,782	126	4.65
Securities Held-to-Maturity:
Taxable	392	5	5.06	439	5	4.53
Non-Taxable	109,603	1,501	5.43	106,602	1,461	5.45

Loans	969,212	14,147	5.79	873,569	12,734	5.80

Total Earning Assets	1,394,187	18,902	5.38	1,317,910	17,670	5.33

Allowance For Loan Losses	(12,176)			(11,992)
Cash and Due From Banks	38,145			37,473
Other Assets	50,281			43,842
Total Assets	$1,470,437			$1,387,233

Deposits:
Interest-Bearing NOW Deposits	$ 304,489	883	1.15	$ 309,544	625	0.80
Regular and Money Market Savings	301,734	678	0.89	298,104	509	0.68
Time Deposits of $100,000 or More	123,750	1,014	3.25	71,558	387	2.15
Other Time Deposits	208,232	1,538	2.93	171,166	1,006	2.34
Total Interest-Bearing Deposits	938,205	4,113	1.74	850,372	2,527	1.18

Short-Term Borrowings	56,288	220	1.15	55,433	126	0.90
FHLB Advances and Other Long-Term Debt	154,226	1,825	4.69	180,957	1,883	4.14
Total Interest-Bearing Liabilities	1,186,055	6,158	2.13	1,086,762	4,536	1.66

Demand Deposits	186,055			172,793
Other Liabilities	18,559			17,059
Total Liabilities	1,353,333			1,276,614
Shareholders’ Equity	117,104			110,619
Total Liabilities and Shareholders’ Equity	$1,470,437			$1,387,233

Net Interest Income (Fully Taxable Basis)		12,744			13,134
Net Interest Spread			3.25			3.67
Net Interest Margin			3.63			3.96

Reversal of Tax-Equivalent Adjustment		(608)	(.17)		(632)	(.19)
Net Interest Income, As Reported		$12,136			$12,502

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2005			2004
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 2,460	$ 50	2.72%	$ 9,532	$ 67	0.94%

Securities Available-for-Sale:
Taxable	317,919	9,890	4.161	328,606	10,210	4.15
Non-Taxable	9,526	353	4.95	11,446	401	4.68
Securities Held-to-Maturity:
Taxable	398	13	4.37	336	13	5.17
Non-Taxable	110,289	4,464	5.41	105,993	4,441	5.60

Loans	926,689	40,010	5.77	863,357	38,193	5.91

Total Earning Assets	1,367,281	54,780	5.36	1,319,270	53,325	5.40

Allowance For Loan Losses	(12,109)			(11,929)
Cash and Due From Banks	36,391			35,593
Other Assets	47,838			44,619
Total Assets	$1,439,401			$1,387,553

Deposits:
Interest-Bearing NOW Deposits	$ 308,869	2,411	1.04	$ 350,468	2,867	1.09
Regular and Money Market Savings	298,381	1,832	0.82	289,166	1,426	0.66
Time Deposits of $100,000 or More	123,622	2,680	2.90	67,973	1,086	2.13
Other Time Deposits	192,671	3,979	2.76	176,240	3,243	2.46
Total Interest-Bearing Deposits	923,543	10,902	1.58	883,847	8,622	1.30

Short-Term Borrowings	46,689	489	1.40	45,292	254	0.75
FHLB Advances and Other Long-Term Debt	162,125	5,451	4.50	170,431	5,609	4.40
Total Interest-Bearing Liabilities	1,132,357	16,842	1.99	1,099,570	14,485	1.76

Demand Deposits	173,146			161,886
Other Liabilities	16,622			16,456
Total Liabilities	1,322,125			1,277,912
Shareholders’ Equity	117,276			109,641
Total Liabilities and Shareholders’ Equity	$1,439,401			$1,387,553

Net Interest Income (Fully Taxable Basis)		37,938			38,840
Net Interest Spread			3.37			3.64
Net Interest Margin			3.71			3.93

Reversal of Tax-Equivalent Adjustment		(1,843)	(.18)		(1,923)	(.19)
Net Interest Income, As Reported		$36,095			$36,917

OVERVIEW

We reported earnings of $4.839 million for the third quarter of 2005, a decrease of $129 thousand, or 2.6%, as compared to $4.968 million for the third quarter of 2004.  Diluted earnings per share were $.46 and $.47 for the respective quarters.  Average shares outstanding decreased between the two periods, representing the effect of our common stock repurchases, offset in part by issuances of our common stock under our compensatory stock plans.  For the first nine months of 2005 we reported earnings of $13.949 million, a decrease of $582 thousand, or 4.0%, as compared to $14.531 million for the first nine months of 2004.  Diluted earnings per share were $1.31 and $1.36 for the respective 2005 and 2004 nine-month periods.

The return on average assets for the third quarter of 2005 was 1.31%, compared to 1.42% for the third quarter of 2004, a decrease of 11 basis points, or 7.7%.  The return on average equity for the third quarter of 2005 was 16.39%, compared to 17.87% for the third quarter of 2004, a decrease of 148 basis points, or 8.3%.  For the first nine months of 2005, the return on average assets was 1.30%, compared to 1.40% for the prior year period, a decrease of 10 basis points, or 7.1%.  The return on average equity for the first nine months of 2005 was 15.90%, compared to 17.70% for the prior year period, a decrease of 180 basis points, or 10.2%.

The principal reason for the declining earnings ratios from the 2004 periods to the 2005 periods was the decrease in net interest margin and net interest income.  This development, in turn, reflected the fact that our cost of funds, principally interest-paying deposits, increased more rapidly than the average yield on our assets, principally our loan portfolio.  Our experience in this respect, of diminishing margins, mirrored that of financial institutions generally.  For the third quarter of 2005, net interest margin was 3.63%, down 33 basis points, or 8.3%, from the 3.96% margin for the third quarter of 2004 and down 9 basis points, or 2.4%, from the second quarter of 2005.

To a limited extent, the negative impact of our declining margins in recent periods has been offset by growth in our asset base.  Total assets were $1.48 billion at September 30, 2005, which represented an increase of $106.2 million, or 7.7%, from December 31, 2004, and an increase of $99.3 million, or 7.2%, above the level at September 30, 2004.  In each case, the increase was impacted by the acquisition of three branches in the second quarter of 2005, which is discussed on the next page.

Total shareholders’ equity was $116.0 million at September 30, 2005, a decrease of $2.0 million, or 1.7%, from December 31, 2004.  The increase from retained earnings and stock issuances under our share plans was more than offset by the decrease in our equity resulting from repurchases of our common stock and unrealized losses in the available-for-sale securities portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At September 30, 2005 both our banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of Arrow.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2005	Dec 2004	Sep 2004	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ ---	$ 7,000	$ 5,000	$(7,000)	$ (5,000)	(100.0)%	(100.0)%
Securities Available-for-Sale	306,499	325,248	324,172	(18,749)	(17,673)	(5.8)	(5.5)
Securities Held-to-Maturity	112,823	108,117	109,255	4,706	3,568	4.4	3.3
Loans (1)	981,331	875,311	876,939	106,020	104,392	12.1	11.9
Allowance for Loan Losses	12,212	12,046	12,056	166	156	1.4	1.3
Earning Assets (1)	1,400,653	1,315,676	1,315,366	84,977	85,287	6.5	6.5
Total Assets	$1,484,111	$1,377,949	$1,384,793	$106,162	$99,318	7.7	7.2

Demand Deposits	$ 184,221	$ 167,667	$ 169,992	$16,554	$14,229	9.9	8.4
NOW, Regular Savings & Money Market Deposit Accounts	619,996	607,820	634,805	12,176	(14,809)	2.0	(2.3)
Time Deposits of $100,000 or More	128,933	85,906	75,024	43,027	53,909	50.1	71.9
Other Time Deposits	205,857	170,887	170,770	34,970	35,087	20.5	20.5
Total Deposits	1,139,007	1,032,280	1,050,591	106,727	88,416	10.3	8.4
Short-Term Borrowings	59,594	43,976	50,037	15,618	9,557	35.5	19.1
Federal Home Loan Bank Advances	131,500	150,000	139,800	(18,500)	(8,300)	(12.3)	(5.9)
Shareholders' Equity	$ 116,017	$ 118,034	$ 113,151	$ (2,017)	$ 2,866	(1.7)	2.5

(1) Includes Nonaccrual Loans

Branch Acquisition:  Our acquisition of three HSBC branches on April 8, 2005 included approximately $62 million in deposit balances and $8 million in loan balances.  The acquisition also resulted in an increase of $5.9 million in intangible assets.  Deposit balances at the acquired branches through September 30, 2005 generally stayed level.  Changes to our balance sheet, described in the next two paragraphs, include the impact of the branch acquisition.

Sources of Funds:  Our deposit balances increased $106.7 million over the first nine months of 2005 and accounted for nearly all of the increase in our sources of funds.  The combined balance of short-term borrowings and Federal Home Loan Bank (FHLB) advances decreased slightly.  Municipal deposits are a significant segment of our deposit balances and represented 16.7% of total deposits at September 30, 2005.  Municipal deposits, which typically are at seasonal lows during the summer, increased by $19.2 million from June 30, 2005 to September 30, 2005, but were essentially unchanged from the 2004 year-end balance.  Consumer and business deposit balances increased by $107.8 million from December 31, 2004 to September 30, 2005.  During the first nine months of 2005, federal funds sold and investment securities were actually a source of funds, as the combination of sales, maturities and amortization of mortgage-backed securities offset purchases of new securities by approximately $14.0 million.

Deployment of Funds into Earning Assets:  The primary use of our increased sources of funds, cited above, from December 31, 2004 to September 30, 2005 was to fund a $106.0 net increase in the loan portfolio.  Over half of the increase ($59.6 million) was in our largest loan segment, indirect consumer loans (principally automobile financing).  However, we also experienced increases in all our other loan segments: commercial, residential real estate and other consumer lending.  The fact that total assets increased $106.2 million over the nine-month period, while earning assets only increased $85.0 million was primarily attributable to two items: i) the balance in cash and due from banks was unusually low at December 31, 2004, at $29.8 million compared to the 2004 year-to-date average balance of $35.9 million and $41.4 million at period-end September 30, 2005, and ii) an increase in intangible assets of $5.6 million (primarily due to the branch acquisition).

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Demand Deposits	$ 186,055	$ 173,194	$ 159,903	$ 166,433	$ 172,793
Interest-Bearing Demand Deposits	304,489	317,774	304,344	348,795	309,544
Regular and Money Market Savings	301,734	305,338	287,914	293,883	298,104
Time Deposits of $100,000 or More	123,750	137,875	109,080	73,775	71,558
Other Time Deposits	208,232	194,692	174,722	170,857	171,166
Total Deposits	$1,124,260	$1,128,873	$1,035,963	$1,053,743	$1,023,165

Percentage of Average Quarterly Deposits

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Demand Deposits	16.5%	15.3%	15.4%	15.8%	16.9%
Interest-Bearing Demand Deposits	27.1	28.1	29.4	33.1	30.3
Regular and Money Market Savings	26.9	27.1	27.8	27.9	29.1
Time Deposits of $100,000 or More	11.0	12.2	10.5	7.0	7.0
Other Time Deposits	18.5	17.3	16.9	16.2	16.7
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits noted above, we typically experience little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  Average deposit balances followed this pattern for the first two quarters of 2005.  The average balance of deposits actually decreased from the fourth quarter of 2004 to the first quarter of 2005.  Excluding the impact of the branch acquisition, all categories of deposits (except regular and money market savings) experienced growth in the second quarter of 2005 above first quarter balances.  Although average deposit balances for the third quarter of 2005 (when municipal deposits are at a seasonal low) were down slightly from the second quarter average balances we did experience increases in consumer and business account balances.

During the uninterrupted period of declining interest rates from May 2000 through the first half of 2004, we experienced a trend (typical for financial institutions) of maturing time deposits transferring to non-maturity transaction accounts.  This period of declining rates ended in June 2004 as the Federal Reserve initiated a series of twelve 25 basis point increases in prevailing short-term rates (federal funds rate) extending through early November 2005.  As a result of this rising short-term rate environment we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into high-yielding time deposits (although with maturities of fairly short duration).  At September 30, 2005 time deposits represented 29.1% of total deposits, up from 22.7% at June 30, 2004.  This higher percentage was still well below the ratio of 41.0% at June 30, 2000.

In addition to the three branches acquired in April 2005, we opened a new branch in Queensbury, New York in June 2004.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.15	1.05	0.92	0.96	0.80
Regular and Money Market Savings	0.89	0.81	0.76	0.73	0.68
Time Deposits of $100,000 or More	3.25	2.84	2.57	2.25	2.15
Other Time Deposits	2.93	2.75	2.56	2.46	2.34
Total Deposits	1.45	1.34	1.19	1.08	0.98

Key Interest Rate Changes 1999 – 2005

	Federal
Date	Funds Rate	Prime Rate
September 20, 2005	3.75%	6.75%
August 9, 2005	3.50	6.50
June 30, 2005	3.25	6.25
May 3, 2005	3.00	6.00
March 22, 2005	2.75	5.75
February 2, 2005	2.50	5.50	Rising Rates
December 14, 2004	2.25	5.25
November 10, 2004	2.00	5.00
September 21, 2004	1.75	4.75
August 10, 2004	1.50	4.50
June 30, 2004	1.25	4.25
June 25, 2003	1.00	4.00
November 6, 2002	1.25	4.25
December 11, 2001	1.75	4.75
November 6, 2001	2.00	5.00
October 2, 2001	2.50	5.50
September 17, 2001	3.00	6.00
August 21, 2001	3.50	6.50
June 27, 2001	3.75	6.75	Falling Rates
May 15, 2001	4.00	7.00
April 18, 2001	4.50	7.50
March 20, 2001	5.00	8.00
January 31, 2001	5.50	8.50
January 3, 2001	6.00	9.00
May 16, 2000	6.50	9.50

Our net interest income has traditionally been sensitive to and impacted by changes in prevailing market interest rates, due to the fact that our deposit liabilities tend to reprice more rapidly than our earning assets.  Thus generally there has been a negative correlation between changes in interest rates (particularly during periods when interest rates begin to change direction), and our net interest income in immediately ensuing periods.  When interest rates begin to decline, net interest income has increased in ensuing periods, and vice versa.

In the first quarter of 2001, after an extended period of stable interest rates and six months of moderate rate increases, the Federal Reserve Board reversed direction and began decreasing short-term interest rates rapidly and significantly in response to perceived weakening in the economy.  By December 2001, the total decrease in prevailing short-term interest rates for the year was 425 basis points.  In the first eleven months of 2002, there were no rate changes, but the Federal Reserve Board then decreased rates another 50 basis points in November 2002.  As a result of this rapid and substantial rate decrease, we experienced a decrease in the cost of our deposits not only in 2001, but for the next three years as well, although the Federal Reserve did not reduce short-term rates again until June 2003.  Yet although our deposit rates began to decrease in the first quarter of 2001, we did not experience a decrease in the average yield in our loan portfolio until the second quarter of 2001.  Yields on our loan portfolio continued to decrease through the remainder of 2001 and for the next three years, and into 2005.  See the “Loan Trends” section in this Report beginning on page 23, for a more complete analysis of yield trends in the loan portfolio.  The net effect of the Federal Reserve’s rate decreases commencing in 2001 was, at least initially, very positive for our net interest margin and net interest income.

During 2003 and the first half of 2004, the effect of the Federal Reserve’s rate decreases on our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, putting serious pressure on the net interest margin.  At this point, the impact of the decreasing rate environment turned negative, as yields on earning assets decreased more rapidly than rates paid on paying liabilities, and net interest margin began to shrink.

The net interest margin for the full year of 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.  In the first quarter of 2004 the net interest margin stabilized briefly at 3.97%, an increase of 2 basis points from the net interest margin for the fourth quarter of 2003, as both the yields on average earning assets and the cost of paying liabilities decreased slightly from the fourth quarter of 2003.  However, the narrowing of the net interest margin resumed in the second quarter of 2004 as it decreased 11 basis points from the net interest margin for the first quarter of 2004.  Yields on average earning assets decreased 14 basis points from the first quarter, while the cost of paying liabilities decreased only 4 basis points.

In the second quarter of 2004, the Federal Reserve reversed direction and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in the remainder of 2004.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve actions and for reasons unique to our portfolios.  The change in the mix of our total deposits in the third quarter of 2004, reflecting our decision to de-emphasize certain high cost municipal deposits, resulted in a reduced average rate paid on deposits during the quarter, with a resulting positive impact on net interest margin, which increased by 10 basis points to 3.96% from the second quarter.  The cost of all NOW accounts fell from 1.21% for the second quarter to .80% for the third quarter.  The yield on earning assets, meanwhile, only decreased 3 basis points from the prior quarter.  By the fourth quarter of 2004, the increases in the target federal funds rate started to have the expected impact on our net interest margin.  Rates paid on new time deposits began to exceed the rates on maturing time deposits.  Thus, our net interest margin for the fourth quarter of 2004 decreased by 5 basis points from the third quarter to 3.91%.  Meanwhile, there was very little change in rates earned on average earning assets from the third quarter to the fourth quarter.  As expected in periods where interest rates begin to rise, our net interest margin continued to decrease, as in the aggregate, the cost of deposits and other borrowed funds was increasing faster than rates on earning assets.

During the first three quarters of 2005, this trend of tightening margins continued.  The Federal Reserve made six more 25 basis point increases in prevailing rates.  While we resisted increasing rates on our non-maturity deposit products, we did increase rates paid on time deposits.   Maturing time deposits began to reprice at higher rates. As noted above, we also began to experience a significant shift from non-maturity deposits to time deposits.  The costs of total deposits increased 11 basis points during the first quarter, to 1.19% from 1.08% from the fourth quarter of 2004, 15 basis points in the second quarter of 2005 to 1.34% and another 11 basis points in the third quarter of 2005 to 1.45%.  Meanwhile, the taxable equivalent yield on our loan portfolio lagged behind our deposit rate movement; yields decreased 3 basis points from the fourth quarter of 2004 to the first quarter of 2005, stayed flat at 5.76% for the second quarter of 2005 and only increased another 3 basis points to 5.79% during the third quarter of 2005.

In both rising and falling rate environments, we face significant competitive pricing pressures in our marketplace for both deposits and loans, and thus ultimately both assets and liabilities may be expected to reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have original maturities of 2 to 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  At September 30, 2005 our FHLB borrowings included $31.5 million of overnight borrowings and term advances of $100.0 million.

In each of 2004 and 2003 we privately placed $10 million of capital securities issued by subsidiary Delaware business trusts specifically formed for the purpose of facilitating such funding.  The proceeds of the offering of these “trust preferred securities” were invested in a like amount of subordinated debentures issued by our holding company.  The securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of September 30, 2005.  The securities have certain features that make them an attractive funding vehicle, principally their status as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the Federal Reserve, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of total Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our trust preferred issues qualify as regulatory capital under capital adequacy guidelines discussed below.  However, both issues of trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow, which would only happen if bank regulatory authorities were to reverse their current position that trust preferred securities issued by subsidiaries of bank holding companies, up to certain threshold levels, qualify for such treatment.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Commercial and Commercial Real Estate	$223,394	$219,560	$210,373	$205,016	$202,967
Residential Real Estate	292,389	286,680	280,735	281,939	284,273
Home Equity	52,520	50,027	45,598	44,774	43,041
Indirect Consumer Loans	358,276	328,487	306,794	305,953	305,746
Other Consumer Loans [1]	42,633	42,470	39,181	38,934	37,542
Total Loans	$969,212	$927,224	$882,681	$876,616	$873,569

Percentage of Quarterly Average Loans

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Commercial and Commercial Real Estate	23.0%	23.7%	23.8%	23.4%	23.2%
Residential Real Estate	30.2	30.9	31.8	32.2	32.6
Home Equity	5.4	5.4	5.2	5.1	4.9
Indirect Consumer Loans	37.0	35.4	34.8	34.9	35.0
Other Consumer Loans	4.4	4.6	4.4	4.4	4.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Indirect Loans: For several years preceding the third quarter of 2001, the indirect consumer loan portfolio (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio, while remaining the largest in total outstanding balances, ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002, and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance for the quarter (an $841 thousand increase from the prior quarter), but did cause the balance at period-end to rise sharply to $312.9 million.  We continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including modifications by the automobile manufacturers of their subsidized financing programs.  The average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter and by another $29.8 million, or 9.1%, in the third quarter.

Indirect loans still represent the largest category of loans (36.0%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers resume their heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Residential Real Estate Loans: Residential real estate loans represented the second largest segment of our loan portfolio at September 30, 2005, at 30.2% of average loans for the quarter.  This segment of our portfolio increased by $14.3 million from year-end 2003 to 2004, despite the fact that we sold (with servicing retained) $15.4 million of fixed low-rate mortgages during 2004.  To date in 2005, we have retained all but $5.9 million of the $52.8 million of residential real estate loans originated.  In the first quarter of 2005, these originations were not able to keep up with principal amortization and payoffs resulting in a net decrease in the average balance from the fourth quarter of 2004.  However, demand increased during the second and third quarters of 2005.  In the second quarter, the average balance increased by $5.9 million, or 2.1%, and in the third quarter, it increased another $5.7 million, or 2.0%.  Residential mortgage demand has remained moderate during 2004 and into 2005 and we expect that, if we continue to retain all or most originations, we will be able to maintain the level of residential real estate loans and may experience some continued growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans in recent periods, a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the fastest growing segment in our loan portfolio for the first quarter of 2005.  In the second quarter, the average balance of commercial and commercial real estate loans increased by $9.2 million, or 4.4%, and in the third quarter it increased by another $3.8 million, or 1.8%.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Commercial and Commercial Real Estate	6.68%	6.52%	6.36%	6.51%	6.24%
Residential Real Estate	5.85	5.93	6.01	5.93	5.98
Home Equity	5.54	5.24	4.87	4.53	4.33
Indirect Consumer Loans	5.05	5.01	5.10	5.19	5.35
Other Consumer Loans	7.29	7.22	7.00	7.17	7.42
Total Loans	5.79	5.76	5.76	5.79	5.80

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on pages 21 and 22 under the heading "Key Interest Rate Changes 1999 - 2005."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the yield curve (i.e. the relationship between short-term rates and long-term rates), consumer expectations and preferences, competition and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices, although in recent periods these indices, typically reflective of long-term rates, have not changed as rapidly or as significantly as short-term rates.   There is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and the portfolio reprices at current rates as new loans are generated at the current yields or existing loans are renegotiated.  As noted in the earlier discussion, during the recently concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  During early stages of this decline, the time lag had a positive impact on net interest margin, followed by a negative impact in the later states of the decline.

The net interest margin expanded during 2001 and into the first quarter of 2002 as deposit rates decreased rapidly.  Our deposit rates began to flatten out in mid-2002, while loan yields continued to decline.  As a result, the net interest margin began to contract in the second quarter of 2002.  Generally, this pattern persisted through the remainder of 2002, all of 2003 and through the third quarter of 2004, with the cost of deposits decreasing slightly, and loan yields decreasing somewhat faster.  By the fourth quarter of 2004, the cost of our deposits actually began to increase while the yields on loans were still slowly decreasing, as the yield on new loan originations generally was still below the portfolio average.  The result was continuing shrinkage of the net interest margin.  The average yield on the loan portfolio decreased 1 basis point in the fourth quarter of 2004, 3 basis points in the first quarter of 2005, stayed flat for the second quarter of 2005 and only increased by 3 basis points in the third quarter of 2005.  This put increasing pressure not only on net interest margin, which diminished significantly over the first three quarters of 2005, but also on net interest income, which also decreased over the period, despite continued asset growth.  During the first quarter of 2005, we experienced a significant decrease in net interest income in comparison to the prior-year quarter.  For the second quarter of 2005, net interest income was virtually the same as the prior-year second quarter, but net interest income for the third quarter of 2005 was approximately 3% below the third quarter of 2004.

If rates, especially long-term rates, continue to increase in forthcoming periods, as many analysts have forecasted, we expect that ultimately the yield on our loan portfolio will start to increase, matching the increasing cost of deposits that we are already experiencing.  We can give no assurances that this will happen, however.  Unless and until it does, we may experience further reductions in our net interest margin, to the detriment of net interest income and earnings generally.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Sep 2005	Jun 2005	Mar 2005	Dec 2004	Sep 2004
Loan Balances:
Period-End Loans	$ 981,331	$ 952,938	$ 898,792	$ 875,311	$ 876,939
Average Loans, Year-to-Date	926,689	905,075	882,681	866,690	863,357
Average Loans, Quarter-to-Date	969,212	927,224	882,681	876,616	873,569
Period-End Assets	1,484,111	1,454,305	1,415,967	1,377,949	1,384,793

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,046	$12,046	$12,046	$11,842	$11,842
Provision for Loan Losses, Y-T-D	626	408	232	1,020	744
Loans Charged-off	(690)	(450)	(247)	(1,062)	(726)
Recoveries of Loans Previously Charged-off	230	164	53	246	196
Net Charge-offs, Y-T-D	(460)	(286)	(194)	(816)	(530)
Allowance for Loan Losses, End of Period	$12,212	$12,168	$12,084	$12,046	$12,056

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,168	$12,084	$12,046	$12,056	$11,984
Provision for Loan Losses, Q-T-D	218	176	232	276	205
Loans Charged-off	(239)	(204)	(247)	(336)	(195)
Recoveries of Loans Previously Charged-off	65	112	53	50	62
Net Charge-offs, Q-T-D	(174)	(92)	(194)	(286)	(133)
Allowance for Loan Losses, End of Period	$12,212	$12,168	$12,084	$12,046	$12,056

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,931	$1,761	$1,853	$2,103	$2,839
Loans Past due 90 Days or More
and Still Accruing Interest	143	199	---	6	311
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,074	1,960	1,853	2,109	3,150
Repossessed Assets	99	10	126	136	123
Other Real Estate Owned	142	19	105	---	---
Total Nonperforming Assets	$2,315	$1,989	$2,084	$2,245	$3,273

Asset Quality Ratios:
Allowance to Nonperforming Loans	588.83%	620.79%	652.13%	571.18%	382.73%
Allowance to Period-End Loans	1.24	1.28	1.34	1.38	1.37
Provision to Average Loans (Quarter)	0.09	0.08	0.11	0.13	0.09
Provision to Average Loans (YTD)	0.09	0.09	0.11	0.12	0.12
Net Charge-offs to Average Loans (Quarter)	0.07	0.04	0.09	0.13	0.06
Net Charge-offs to Average Loans (YTD)	0.07	0.06	0.09	0.09	0.08
Nonperforming Loans to Total Loans	0.21	0.21	0.21	0.24	0.36
Nonperforming Assets to Total Assets	0.16	0.14	0.15	0.16	0.24

Our nonperforming assets at September 30, 2005 amounted to $2.3 million, an increase of $70 thousand, or 3.1%, from December 31, 2004, and a decrease of $958 thousand, or 29.3%, from September 30, 2004.

At period-end, nonperforming assets represented .16% of total assets, unchanged from year-end 2004 and an 8 basis point decrease from .24% at September 30, 2004.  The current ratio is at or near our historical low.  At June 30, 2005 the ratio of nonperforming assets to total assets for our peer group was .50%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory guidelines) totaled $4.5 million at September 30, 2005 and represented 0.46% of loans outstanding at that date, as compared to approximately $4.6 million of non-current, but accruing loans at December 31, 2004 representing 0.52% of loans outstanding.  These non-current, but accruing loans at September 30, 2005 were composed of approximately $3.6 million of consumer loans, principally indirect automobile loans, $.7 million of residential real estate loans and commercial loans of $.2 million.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depend principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years.  The regional economy was healthy from 1997-2000, and when the U.S. experienced a mild recession in 2001 and 2002, the economic downturn was not as severe in our geographic market area as in most areas.  During that periods and in ensuing years, the unemployment rate in the "Capital District" in and around Albany and areas north, including our principal service areas in Warren and Washington counties, has been at or below the national average.  However, in our other service areas including Clinton and Essex Counties, near the Canadian border, the unemployment rate has been at or slightly above the national average in recent months.

The ratio of the 2005 third quarter net charge-offs to average loans (annualized) was .07%, up 1 basis point from the ratio for the third quarter of 2004.  The provision for loan losses was $218 thousand for the third quarter of 2005, compared to a provision of $205 thousand for the third quarter of 2004.  The provision as a percentage of average loans (annualized) was .09% for the third quarter of 2005, unchanged from the ratio for the comparable 2004 period.

The allowance for loan losses at September 30, 2005 amounted to $12.2 million, or 1.24% of outstanding loans, 14 basis points lower than the ratio at December 31, 2004 and also 13 basis points lower than the ratio at September 30, 2004.   The allowance as a percent of nonperforming loans was 588.83% at September 30, 2005.

CAPITAL RESOURCES

Shareholders' equity decreased $2.0 million during the first nine months of 2005.  During the period, net income of $13.9 million was reduced by stock repurchases (net of new stock issuances through stock plans) totaling $5.9 million, cash dividends of $7.1 million ($.68 per share) and net unrealized losses on securities available-for-sale (net of tax) of approximately $3.7 million. From September 30, 2004 to September 30, 2005, shareholders' equity increased by $2.9 million, or 2.5%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

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

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  (See the note on page 13 regarding Non-GAAP Financial Measures.)  Thus, certain information which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

Our holding company and both of our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and a limited amount of trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The third regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized" to "critically undercapitalized."  Federal banking law ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

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

As of September 30, 2005, the Tier 1 leverage and risk-based capital ratios for Arrow and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.46%	12.54%	13.78%
Glens Falls National Bank & Trust Co.	8.45	12.96	14.18
Saratoga National Bank & Trust Co.	8.90	10.71	13.12

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at September 30, 2005 were above minimum capital standards for financial institutions.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

As adjusted for the September 3% stock dividend, our third quarter cash dividend was $.23 for a dividend pay-out ratio of 50.00% (compared to a ratio of 26.85% for our peers)  On October 26, 2005, we announced the 2005 fourth quarter cash dividend of $.24 payable on December 15, 2005.

Arrow’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2004 five-for-four stock split)

			Cash Dividends Declared

	Sales Price
	Low	High
2004
First Quarter	$26.025	$29.456	$.207
Second Quarter	26.628	29.032	.217
Third Quarter	24.998	30.625	.217
Fourth Quarter	27.175	32.039	.223

2005
First Quarter	$25.971	$31.068	$.223
Second Quarter	23.301	29.010	.223
Third Quarter	25.320	29.126	.233
Fourth Quarter (payable December 15, 2005)			.240

Quarter Ended September 30,	2005	2004
Dividends Per Share	$.23	$.22
Diluted Earnings Per Share	.46	.47
Dividend Payout Ratio	50.00%	46.81%
Total Equity (in thousands)	$116,017	$113,151
Shares Issued and Outstanding (in thousands)	10,361	10,412
Book Value Per Share	$11.20	$10.87
Intangible Assets (in thousands)	$17,380	$9,478
Tangible Book Value Per Share	$9.52	$9.96

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2005 Compared With

Three Months Ended September 30, 2004

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Sep 2005	Sep 2004	Change	% Change
Net Income	$4,839	$4,968	$(129)	(2.6)%
Diluted Earnings Per Share	.46	.47	(.01)	(2.1)
Return on Average Assets	1.31%	1.42%	(.11)%	(7.7)
Return on Average Equity	16.39%	17.87%	(1.48)%	(8.3)

We reported earnings (net income) of $4.8 million for the third quarter of 2005, a decrease of $129 thousand, or 2.6%, from the third quarter of 2004.   Diluted earnings per share also decreased to $.46 in the 2005 quarter from $.47 for the prior year.  The earnings decrease was entirely attributable to a decrease in our net interest income, which itself was attributable to a significant decrease in our net interest margin.  Included in net income are: (i) net securities gains, net of tax, of $91 thousand for the 2005 quarter and net securities losses, net of tax, of $5 thousand for the 2004 quarter and (ii) net gains on the sale of loans to the secondary market, net of tax, of $49 thousand and $43 thousand for the respective 2005 and 2004 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Sep 2005	Sep 2004	Change	% Change
Interest and Dividend Income	$18,902	$17,670	$1,232	7.0%
Interest Expense	6,158	4,536	1,622	35.8
Net Interest Income	$12,744	$13,134	$(390)	(3.0)

Taxable Equivalent Adjustment	$608	$632	$(24)	(3.8)

Average Earning Assets (1)	$1,394,187	$1,317,910	$76,277	5.8
Average Paying Liabilities	1,148,719	1,086,762	61,957	5.7

Yield on Earning Assets (1)	5.38%	5.33%	0.05%	0.9
Cost of Paying Liabilities	2.13	1.66	0.47	28.3
Net Interest Spread	3.25	3.67	(0.42)	(11.4)
Net Interest Margin	3.63	3.96	(0.33)	(8.3)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.96% for the third quarter of 2004 to 3.63% for the third quarter of 2005.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was offset, only in part however, by the $76.3 million increase in average earning assets between the third quarter of 2004 and the third quarter of 2005.  As a result, net interest income, on a taxable equivalent basis, decreased by $390 thousand from the 2004 quarter to the 2005 quarter.  The decrease in net interest margin was significantly influenced by the interest rate environment during the period, and by continuing intense competition for deposits and loans.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2005" and “Loan Trends,” beginning in June 2004 after a long-term downward trend, prevailing interest rates began to rise.  As expected, certain deposit liabilities began to reprice upward in immediately ensuing quarters, while the yield on average earning assets has been slower to respond, leading to margin shrinkage.

The provisions for loan losses were $218 thousand and $205 thousand for the quarters ended September 30, 2005 and 2004, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Sep 2005	Sep 2004	Change	% Change
Income From Fiduciary Activities	$1,147	$1,112	$ 35	3.1%
Fees for Other Services to Customers	2,012	1,914	98	5.1
Net Gains on Securities Transactions	151	(9)	160	---
Insurance Commissions	449	8	441	5512.5
Other Operating Income	323	241	82	34.0
Total Other Income	$4,082	$3,266	$816	25.0

Income from fiduciary activities totaled $1.1 million for the third quarter of 2005, an increase of $35 thousand, or 3.1%, from the third quarter of 2004.  A principal cause of the increase was an increase in the market value of assets under trust administration and investment management, which increased $45.1 million, or 5.7%, from September 30, 2005 to $840.8 million at September 30, 2005.  The increase in fiduciary accounts overcame the loss of a single large relationship.  Among other services offered, the trust division serves as custodian for funds placed with us by third party providers of 401(k) retirement plans.  Beginning in the fourth quarter of 2004, one of these providers began performing all services for its advised plans itself.  The reduction in trust assets and related annual revenues net of direct expenses resulting from this lost relationship were approximately $36.0 million and $39 thousand, respectively.

Income from fiduciary activities also includes fee income from serving as investment adviser for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $150.3 million at September 30, 2005.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the funds are held almost entirely by accounts managed by the Trust Departments of our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) was $2.0 million for the third quarter of 2005, an increase of $98 thousand, or 5.1%, from the 2004 third quarter.  The increase was primarily attributable to an increase in merchant credit card servicing fees.

For the third quarter of 2005, total other income included net securities gains of $151 thousand on the sale of $15.9 million of securities available-for-sale (primarily other mortgage-backed securities).  In the 2004 quarter, we recognized net losses of $9 thousand on the sale of $14.4 million of available-for-sale securities (primarily CMO’s and other mortgage-backed securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the third quarters of 2005 and 2004:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Third Quarter
	2005	2004
Investment Sales
Collateralized Mortgage Obligations	$ ---	$ 5,103
Other Mortgage-Backed Securities	9,710	5,047
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	6,183	4,238
Total Sales	$15,893	$14,388
Net Gains (Losses)	$151	$(9)

Investment Purchases
Collateralized Mortgage Obligations	$1,013	$ ---
Other Mortgage-Backed Securities	1,001	---
U.S. Agency Securities	1,000	---
State and Municipal Obligations	786	---
Other	5,514	1,504
Total Purchases	$9,314	$1,504

The sales and purchases of investment securities in the third quarter of 2005 were undertaken primarily to replace certain shorter-maturity mortgage-backed securities in the portfolio, although some of the proceeds were used to fund loan growth.

The increase in insurance commissions between the 2004 third quarter and the comparable 2005 quarter resulted from our acquisition of an insurance agency, Capital Financial Group, Inc., at the end of 2004.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  Other operating income of $323 thousand in third quarter of 2005 represented an increase of $82 thousand, or 34.0%, from the 2004 quarter.  The increase was primarily attributable to a gain on the sale of other real estate owned in the 2005 period, as well as a decrease between the periods in net losses on sales of repossessed vehicles.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Sep 2005	Sep 2004	Change	% Change
Salaries and Employee Benefits	$5,195	$5,059	$136	2.7%
Occupancy Expense of Premises, Net	761	674	87	12.9
Furniture and Equipment Expense	760	655	105	16.0
Other Operating Expense	2,285	1,902	383	20.1
Total Other Expense	$9,001	$8,290	$711	8.6

Efficiency Ratio	53.28%	50.47%	2.81%	6.0

Other expense for the third quarter of 2005 was $9.0 million, an increase of $711 thousand, or 8.6%, over other expense for the third quarter of 2004.  For the third quarter of 2005, our efficiency ratio was 53.28%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  Although our efficiency ratio increased from 2004 to 2005, it still compares favorably to the June 30, 2005 peer group ratio of 60.46%.

The November 2004 acquisition of an insurance agency, Capital Financial Group, and the April 2005 acquisition of three bank branches from HSBC led to increases in all expense categories.

Salaries and employee benefits expense increased $136 thousand, or 2.7%, from the third quarter of 2004 to the third quarter of 2005.  The increase was primarily attributable to staff increases, including 12.8 full-time equivalent employees in our newly acquired insurance agency and 13.9 full-time equivalent employees in the acquired branches and normal merit increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.40% for the third quarter of 2005, 22 basis points less than the ratio for our peer group of 1.62% at June 30, 2005.

Occupancy expense was $761 thousand for the third quarter of 2005, an $87 thousand increase, or 12.9%, over the third quarter of 2004.  The increase was primarily attributable to building maintenance expenses.  Furniture and equipment expense was $760 thousand for the third quarter of 2005, a $105 thousand increase, or 16.0%, above the third quarter of 2004.  The increase was primarily attributable to an increase in maintenance and depreciation expenses.

Other operating expense was $2.3 million for the third quarter of 2005, an increase of $383 thousand, or 20.1% from the third quarter of 2004.  An increase of $107 in intangible asset amortization was related to both the acquisition of the insurance agency and the three branches.  The other areas of significant increases included advertising and postage, which were primarily attributable to the branch acquisition.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2005	Sep 2004	Change	% Change
Provision for Income Taxes	$2,160	$2,305	$(145)	(6.3)%
Effective Tax Rate	30.86%	31.69%	(0.83)%	(2.6)

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2005 Compared With

Nine Months Ended September 30, 2004

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ending
	Sep 2005	Sep 2004	Change	% Change
Net Income	$13,949	$14,531	$(582)	(4.0)%
Diluted Earnings Per Share	1.31	1.36	(.05)	(3.7)
Return on Average Assets	1.30%	1.40%	(.10)%	(7.1)
Return on Average Equity	15.90%	17.70%	(1.80)%	(10.2)

We reported earnings (net income) of $13.9 million for the first nine months of 2005, a decrease of $582 thousand, or 4.0%, from the first nine months of 2004.  The reasons for the decline are discussed elsewhere in this Report, including under the heading “Overview” on page 19.  Diluted earnings per share were $1.31 and $1.36 for the 2005 and 2004 periods.  Included in net income are: (i) net securities gains, net of tax, of $204 thousand and $121 thousand for the respective 2005 and 2004 periods, (ii) net gains on the sale of loans to the secondary market, net of tax, of $65 thousand and $111 thousand for the respective 2005 and 2004 periods, and (iii) a recovery related to our former Vermont operations of $47 thousand, net of tax, in the 2004 period.

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ending
	Sep 2005	Sep 2004	Change	% Change
Interest and Dividend Income	$54,780	$53,325	$1,455	2.7%
Interest Expense	16,842	14,485	2,357	16.3
Net Interest Income	$37,938	$38,840	$(902)	(2.3)

Taxable Equivalent Adjustment	$1,843	$1,923	$(80)	(4.2)

Average Earning Assets (1)	$1,367,281	$1,319,270	$48,011	3.6
Average Paying Liabilities	1,132,355	1,099,570	32,785	3.0

Yield on Earning Assets (1)	5.36%	5.40%	(0.04)%	(0.7)
Cost of Paying Liabilities	1.99	1.76	0.23	13.1
Net Interest Spread	3.37	3.64	(0.27)	(7.4)
Net Interest Margin	3.71	3.93	(0.22)	(5.6)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.93% for the first nine months of 2004 to 3.71% for the first nine months of 2005.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was offset, but only partially, by the $48.0 million increase in average earning assets between the two periods.  Net interest income, on a taxable equivalent basis, was down $902 thousand, or 2.3%, from the 2004 period to the 2005 period.  The decrease in both net interest income and net interest margin between the two periods was significantly influenced by the interest rate developments in 2004 and 2005.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2005" and “Loan Trends,” beginning in June 2004 prevailing short-term interest rates, after a long downward trend, began to rise.  As expected, deposit liabilities repriced upward more rapidly than earning assets (which have not experienced significant increased yields even by the third quarter of 2005), leading to margin shrinkage.  If the yield curve remains flat and as long as long-term rates do not move upward, the yield on earning assets may not rise significantly, and the pressure on net interest margin will continue.

The provisions for loan losses were $626 thousand and $744 thousand for the nine months ended September 30, 2005 and 2004, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Nine Months Ending
	Sep 2005	Sep 2004	Change	% Change
Income From Fiduciary Activities	$ 3,435	$3,228	$ 207	6.4%
Fees for Other Services to Customers	5,560	5,498	62	1.1
Net Gains on Securities Transactions	340	201	139	69.2
Insurance Commissions	1,332	19	1,313	6910.5
Other Operating Income	591	679	(88)	(13.0)
Total Other Income	$11,258	$9,625	$1,633	17.0

Income from fiduciary activities totaled $3.4 million for the first nine months of 2005, an increase of $207 thousand, or 6.4%, from the first nine months of 2004.  A principal cause of the increase was an increase in the pricing of fiduciary services.  Another factor was an increase in the market value of assets under trust administration and investment management, which amounted to $840.4 million at September 30, 2005, an increase of $45.1 million, or 5.7%, from September 30, 2004.  This modest increase was achieved despite the loss of a single large fiduciary account, discussed above under the heading “Other Income” in the quarter-to-quarter comparison.

Income from fiduciary activities also includes fee income from our serving as investment adviser for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The funds are discussed above under the heading “Other Income” in the quarter-to-quarter comparison.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, referral payments from third party marketers of financial products and servicing income on sold loans) equaled $5.6 million for the first nine months of 2005, an increase of $62 thousand, or 1.1%, from the 2004 first nine months.  The increase was primarily attributable to an increase in merchant credit card servicing fees.

For the first nine months of 2005, total other income included securities gains of $340 thousand on the sale of $43.9 million of securities available-for-sale (primarily collateralized mortgage obligations and other mortgage-backed securities).  For the first nine months of 2004, total other income included $201 thousand of net securities gains on the sale of $34.4 million of available-for-sale securities (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first nine months of 2005 and 2004:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Nine Months Ending
	Sep 2005	Sep 2004
Investment Sales
Collateralized Mortgage Obligations	$21,269	$ 5,103
Other Mortgage-Backed Securities	11,292	5,047
U.S. Agency Securities	---	19,816
State and Municipal Obligations	---	---
Other	11,321	4,428
Total Sales	$43,882	$34,394
Net Gains	$340	$201

Investment Purchases
Collateralized Mortgage Obligations	$9,040	$ ---
Other Mortgage-Backed Securities	16,333	30,302
U.S. Agency Securities	14,065	19,892
State and Municipal Obligations	5,212	111
Other	11,119	7,361
Total Purchases	$55,769	$57,666

The sales and purchases in the first nine months of 2005 were undertaken primarily to replace certain shorter-maturity collateralized mortgage obligations and mortgage-backed securities in the portfolio.

The substantial increase in insurance commissions between the two periods (from $19 thousand to $1.33 million) came as the result of our acquisition of an insurance agency, Capital Financial Group, Inc., at the end of 2004.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  In all periods we sold all student loan originations to Sallie Mae shortly after closing the loans, in most cases resulting in small gains.  We recognized $108 thousand and $184 thousand in net gains on loan sales for the respective 2005 and 2004 periods.  During the first nine months of 2005, we sold $5.9 million of newly originated low-rate residential real estate loans in the secondary market.  During the first nine months of 2004, we sold $7.8 million of our loan originations of this type.  In the 2004 period, other operating income also included a pre-tax $77 thousand recovery for our former Vermont operations.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Nine Months Ending
	Sep 2005	Sep 2004	Change	% Change
Salaries and Employee Benefits	$15,538	$14,642	$ 896	6.1%
Occupancy Expense of Premises, Net	2,225	2,068	157	7.6
Furniture and Equipment Expense	2,271	2,044	227	11.1
Other Operating Expense	6,627	5,835	792	13.6
Total Other Expense	$26,661	$24,589	$2,072	8.4

Efficiency Ratio	54.04%	50.89%	3.15%	6.2

Other expense for the first nine months of 2005 was $26.7 million, an increase of $2.1 million, or 8.4%, over the expense for the first nine months of 2004.  For the first nine months of 2005, our efficiency ratio was 54.04%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  Although our efficiency ratio increased from 2004 to 2005, it still compares favorably to the June 30, 2005 peer group ratio of 60.46%.

The November 2004 acquisition of an insurance agency, Capital Financial Group, and the April 2005 acquisition of three bank branches from HSBC led to increases in all expense categories.  However, approximately $100,000 of these increased expenses, primarily in the areas of advertising and supplies, are not expected to be experienced in future periods.

Salaries and employee benefits expense increased $896 thousand, or 6.1%, from the first nine months of 2004 to the first nine months of 2005.  The increase is primarily attributable to increases in personnel, including 12.8 full-time equivalent employees in our newly acquired insurance agency and 13.9 full-time equivalent employees in the acquired branches as well as normal merit increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.44% for the first nine months of 2005, 18 basis points less than the ratio for our peer group of 1.62% at June 30, 2005.

Occupancy expense was $2.2 million for the first nine months of 2005, a $157 thousand increase, or 7.6%, over the first nine months of 2004.  The increase was primarily attributable to building maintenance expenses.  Furniture and equipment expense was $2.3 million for the first nine months of 2005, a $227 thousand increase, or 11.1%, above the first nine months of 2004.  The increase was primarily attributable to increases in data processing and depreciation expenses.

Other operating expense was $6.6 million for the first nine months of 2005, an increase of $792 thousand, or 13.6% from the first nine months of 2004.  An increase of $230 in intangible asset amortization was related to both the acquisition of the insurance agency and the three branches.  The other areas of significant increases included advertising, postage and supplies, which were primarily attributable to the branch acquisition.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2005	Sep 2004	Change	% Change
Provision for Income Taxes	$6,117	$6,678	$(561)	(8.4)%
Effective Tax Rate	30.48%	31.49%	(1.01)%	(3.2)

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

The resulting sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about a decrease in prevailing short-term interest rates, which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Short-term rates, which were at very low levels a year ago, have since increased as a result of Federal Reserve Board decisions at each of its meetings since mid-2004 to increase the Fed funds rate, but the increase has not as yet had an equal impact on long-term rates.  Management believes there is some likelihood that prevailing market rates generally, especially short-term rates, may continue to rise in remaining periods of 2005.  Further increases in short-term rates without comparable increases in long-term rates may continue to have a negative impact on our net interest margin.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not involved in any pending legal proceedings that are deemed material to the company.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2005:

Third Quarter 2005 Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	16,398	$28.47	12,875	$4,092,790
August	76,033	27.38	74,160	2,061,430
September	28,251	28.05	---	2,061,430
Total	120,681	27.69	87,035

1The total number of shares purchased and the average price paid per share include, in addition to other purchases, shares purchased in the market under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  July – DRIP purchases (1,380 shares) and shares surrendered in connection with option exercises (2,142 shares, August – DRIP purchases (1,873 shares), September – DRIP purchases (15,297 shares) and shares surrendered in connection with option exercises (12,954 shares).

2Includes only shares subject to publicly announced stock repurchase programs, i.e. the $5 million stock repurchase program approved by the Board in April 2005 (the “2005 Repurchase Program”).  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock or stock option plan.

3Dollar amount of repurchase authority remaining at month-end under the 2005 Repurchase Program, Arrow’s only publicly-announced stock repurchase program in effect at such dates.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders - None

Item 5.

Other Information

(a)

None

(b)

None

Item 6.

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. Section 1350 and SEC Rule 13a-14(b)/15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 8, 2005	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: November 8, 2005	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)