Form 10-K
period 2005-12-31
ARROW FINANCIAL CORP
filed 2006-03-14
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
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
Common Stock, Par Value $1.00
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes x No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	x Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III

of this Form 10-K or any amendment to this Form 10-K:	x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer x	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $281,361,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class	Outstanding as of February 28, 2006
Common Stock, par value $1.00 per share	10,347,525
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2006 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – INDEX

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2006.

NOTE ON TERMINOLOGY

In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the September 2005 Federal Reserve Board’s “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of 229 domestic bank holding companies with $1 to $3 billion in total consolidated assets.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions often identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in section 7A of this Report, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.F.	9	1st paragraph
Impact of Legal Claims	Part I, Item 3	12	1st paragraph under Item 3.
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.a.	22	Next to last paragraph
	Part II, Item 7.C.II.a.	34	Last paragraph
	Part II, Item 7.C.II.a.	35	Last paragraph
	Part II, Item 7.C.II.a.	36	4th paragraph
	Part II, Item 7.C.IV.	43	1st paragraph
	Part II, Item 7A.	47	Last three paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	24	2nd and 3rd paragraphs under “II PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES
	Part II, Item 7.C.III.	40	2nd paragraph under “ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	34	1st paragraph under the table
Liquidity	Part II, Item 7.D.	43	Last paragraph in “D. LIQUIDITY”
Dividend Capacity	Part I, Item 1.C.	7	Last paragraph
	Part II, Item 7.E.	44	Last paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to; unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; and similar risks inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (“SEC”) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

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

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally chartered banks in New York: Glens Falls National Bank and Trust Company, Glens Falls, New York (“Glens Falls National”), and Saratoga National Bank and Trust Company, Saratoga Springs, New York (“Saratoga National”), as well as seven non-bank subsidiaries, the operations of which are not significant.  We own directly or indirectly all voting stock of all our subsidiaries.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,309,622	$211,645
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$788,892	$24,801
Date Organized	1851	1988
Employees	384	36
Offices	26	5
Counties of Operation	Warren, Washington Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 434 full-time equivalent employees at December 31, 2005.

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

In April 2005, Arrow’s subsidiary banks acquired from HSBC Bank USA, N.A. (“HSBC”) three bank branches located within the Banks’ service areas.  Glens Falls National acquired two HSBC branches located in Argyle and Salem, New York, and Saratoga National acquired a branch located in Corinth, New York.  The banks acquired substantially all deposit liabilities, the physical facilities and certain loans related to the branches.  Total deposits of the three branches were approximately $62 million and the related loans were approximately $8 million.  The acquisition resulted in total intangible assets, including goodwill, of approximately $5.9 million.

In November 2004, Glens Falls National acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.460 million), covenant ($117 thousand) and expirations ($686 thousand).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 62,805 shares of Arrow’s common stock at closing.  The agreement also provides for annual contingent future payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over a five-year period.  We concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The minimum contingent payment is zero and the maximum contingent payment over the five-year period is $3.0 million.  Through December 31, 2005, total contingency payments amounted to $91 thousand (3,227 shares).

In 2000, Arrow formed a subsidiary, North Country Investment Advisers, Inc. (“NCIA”), which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund™ and the North Country Equity Growth Fund™.  Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of our Banks.  However, the funds are also offered on a retail basis at most of the branch locations of our banks.

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of dealer programs, under which we purchase dealer paper from automobile and other dealers meeting pre-established specifications.  We have periodically sold a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and state housing agencies, while retaining the servicing rights.  In 2003, 2004 and 2005 we sold longer-term residential mortgage loans, with interest rates that were both fixed and historically low.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we sold mortgage loans and concurrently purchased an equivalent amount of guaranteed mortgage-backed securities issued by Freddie Mac, with the sold loans representing the underlying collateral for the pooled securities.  At December 31, 2005, the balance of securitized loans remaining in our securities portfolio was approximately $5.5 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, we continue to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio.  These include strong underwriting and collateral control procedures and credit review systems through which intensive reviews are conducted.  It is our policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.b. “Risk Elements”).  Future cash payments on nonaccrual loans may be applied all to principal, although income in some cases may be recognized on a cash basis.

We lend primarily to borrowers within our geographic area.  The loan portfolio does not include any foreign loans or any significant risk concentrations except as described in Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this report.  We do not participate in loan syndications, either as originator or as a participant.  Most of the portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

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

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) and is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”).  Additionally, as a “bank holding company” under New York State law, Arrow is subject to regulation by the New York State Banking Department.  Our two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per depositor.  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states.  In addition, 48 of the 50 states permit banks headquartered in other states to establish branches in their states, although in some cases such branching may be achieved only by acquiring existing banks in such states.  As a result of the Gramm-Leach-Bliley Act, bank holding companies are now permitted to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.D., “Recent Legislative Developments.”

An important area of banking regulation is the establishment by federal regulators of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under final rules, issued February 28, 2005 by the FRB, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We issued trust preferred securities in 2004 and 2003 to serve as part of our core capital.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to similar capital requirements adopted by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well capitalized."   Under regulations adopted by the federal bank regulators, a banking institution is considered "well capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  Our holding company and each of our subsidiary banks currently qualify as “well capitalized.”  The year-end 2005 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our ability to pay dividends to our shareholders, and our subsidiary banks’ ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting subsidiary banks) and the New York Business Corporation Law (affecting the holding company).  The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

D. RECENT LEGISLATIVE DEVELOPMENTS

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 became effective October 17, 2005. The Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, treatment of tax claims in bankruptcy, ancillary and cross-border cases, financial contract protection amendments to Chapter 12 governing family farmer reorganization, and special protection for patients of a health care business filing for bankruptcy.  This Act did not have a significant impact on our earnings or on our efforts to recover collateral on secured loans.

The Sarbanes-Oxley Act (the “Act”), signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, the Act sought to improve the quality of financial reporting of these companies, strengthened the independence of their auditors and compelled them to adopt good corporate governance practices.  The Act placed substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act requires that chief executive officers and chief financial officers certify periodically to the SEC regarding the accuracy of Arrow's financial statements and the integrity of its internal controls.  The Act also accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, the Act placed limits on consulting services that may be performed by a company's independent auditors and created a federal public company accounting oversight board to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.  In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including our exchange, the National Association of Securities Dealers, Inc. (“NASD”), promulgated a wide array of good governance standards that must be adopted by listed companies.  The NASD standards include having a Board of Directors, the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.

The USA Patriot Act initially adopted in 2001 and recently re-adopted by the U.S. Congress with certain changes (the “Patriot Act”), imposes substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs.  The provisions of the Act impose substantial additional costs on all financial institutions, including us.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which permitted bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Part C., “Supervision and Regulation,” above).  We have not as yet elected to become a “financial holding company” but continue to evaluate the opportunities provided by GLBA.  Under GLBA, as well as the Fair Credit Reporting Act Amendment of 2003, all financial institutions have become subject to more stringent customer privacy regulations.

The FDIC levies a deposit insurance premium on insured banks, such as our banks.  Since 1996, the premium paid by the best-rated banks (including our banks) has been a flat charge of $2 thousand per year. Also in that year, Congress enacted the Deposit Insurance Funds Act, under which deposits insured by the Bank Insurance Fund (“BIF”), such as the deposits of our banks, are subject to assessment for payment on bond obligations financing the FDIC’s Savings Association Insurance Fund (“SAIF”) at a rate 1/5 the rate paid on deposits by SAIF-insured thrift institutions.  Beginning in 2000, the BIF and SAIF rates were equalized.  The BIF rate for institutions with the lowest risk classification (including our banks) was 1.320 cents per $100 of insured deposits at December 31, 2005.

Various federal bills that would significantly affect banks are introduced in Congress from time to time.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

E. CRITICAL ACCOUNTING POLICIES

In order to prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we were required to make estimates and assumptions that affected the amounts reported in these statements.  There are uncertainties inherent in making these estimates and assumptions, which could materially affect our results of operations and financial position.  We consider the following to be critical accounting policies:

The allowance for loan losses:  The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations.  Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition.

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

Other than temporary decline in the value of debt and equity securities:  SFAS No. 115 requires that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in current period earnings.  A significant economic downturn might result in an other-than-temporary impairment in securities held in our portfolio.

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

G. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the transactional deposit accounts and various loan and financial products, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  As a result of the Gramm-Leach-Bliley Act, such non-banking financial organizations now may be in a position not only to offer comparable products to those offered by us, but actually to establish or acquire their own commercial banks.

H. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	57

President and CEO since 1994.  President and CEO of Glens Falls National Bank since 1995. Mr. Hoy was Executive Vice President of Glens Falls National Bank prior to 1995.  Mr. Hoy has been with the company since 1974.

John J. Murphy	54	Executive Vice President, Treasurer and CFO since 1993. Mr. Murphy has been Senior Vice President, Treasurer and CFO of the company since 1983. Mr. Murphy has been with the company since 1973.
John C. Van Leeuwen	62	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the company since 1985.
Gerard R. Bilodeau	59

Senior Vice President and Secretary since 1994.  Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993.  Mr. Bilodeau has been with the company since 1969.

I. AVAILABLE INFORMATION

Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We also make available on the internet website various other documents related to corporate operations, including our Corporate Governance Guidelines, the charters of our principal board committees, and our code of ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and  a business code of ethics that applies to all directors, officers and employees.

Item 1A – Risk Factors

The market price of our stock and our financial results in future periods are subject to risks arising from many factors, including:

Changes in the domestic interest rate environment could negatively affect the Company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two (yield curve).  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates.  Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the Company’s financial results.  We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  We compete with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies.  In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.  Many of our competitors have fewer regulatory constraints and some have lower cost structures.

If economic conditions worsen, the Company’s allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio.  If the economy in our geographic market area, Northeastern New York State, should worsen, this may have an adverse impact on our loan portfolio.  If for any reason the quality of our portfolio should weaken, our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its financial results.

Changes in accounting standards may materially impact the Company’s financial statements.  From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we may be required to apply a new or revised standard retroactively, resulting in the significant restatement of our prior period financial statements.

The Company’s business could suffer if it loses key personnel unexpectedly or fails to provide for an orderly management succession.  Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service, and to arrange for an orderly succession of other, equally skilled personnel.  Competition for the best people in our business can be intense.  While our current management is in good health and our Board of Directors actively reviews succession plans, any sudden change at the senior management level may adversely affect our business.

The Company relies on other companies to provide key components of the Company’s business infrastructure.  Third party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution.  These parties are beyond our control, and any problems caused by these third parties, including as a result of their not providing us their services for any reasons or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business.

Significant legal actions could subject the Company to substantial uninsured liabilities.  From time to time we are subject to claims related to our operations.  These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs.  To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, but this insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost.  As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations and financial condition.

The Company is exposed to risk of environmental liability when it takes title to properties.  In the course of our business, we may foreclose on and take title to real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable for substantial amounts to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The Company faces systems failure risks as well as security risks.  The computer systems and network infrastructure that we use, like that used by our competitors, is always vulnerable to unforeseen problems.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure.  In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or data theft.

The Company’s stock price can be volatile.  Our stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our quarterly operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry, and changes in government regulations.  Many of these factors that may adversely affect our stock price do not directly pertain to our operating results, including general market fluctuations, industry factors and economic and political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which might have a material adverse affect on us.  In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is extended, and if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Our geographic market area, like most areas of the United States, has experienced significant real estate price appreciation in the past five years, although not to the degree experienced in major metropolitan areas.

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.  Our success depends upon the growth in population, income levels and deposits in our geographic market area.  Unpredictable economic conditions in our market area may have an adverse effect on the quality of our loan portfolio and financial performance.  As a community bank, we are less able than our larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area.  Moreover, we cannot give any assurances that we will benefit from any market growth or favorable economic conditions in our market area, even if they do occur.

We may be adversely affected by government regulation.  We are subject to extensive federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not the shareholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels dropped significantly, result in our being required to cease operations.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and thereby hurt our revenues and profitability.

Item 1.B.  Unresolved Staff Comments - None

Item 2.  Properties

Our main offices are at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National Bank.  We own 26 branch offices, 22 of them belonging to Glens Falls National, and lease five others at market rates.

In the opinion of management, the physical properties of our holding company and our subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 1, 6 and 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Item 3.  Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.  On an ongoing basis, we are the subject of or a party to various legal claims, which arise in the normal course of our business.  The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 4.  Submission of Matters to a Vote of Security Holders

None in the fourth quarter of 2005.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.

	2005			2004
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$25.971	$31.068	$.223	$26.025	$29.456	$.207
Second Quarter	23.301	29.010	.223	26.628	29.032	.217
Third Quarter	25.320	29.126	.233	24.998	30.625	.217
Fourth Quarter	24.600	29.700	.240	27.175	32.039	.223

The payment of cash dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 6,163 holders of record of Arrow’s common stock at December 31, 2005. Arrow has no other class of stock outstanding.

Unregistered Sales of Equity Securities

On December 2, 2005, Arrow issued 3,227 shares of its common stock to the former sole shareholder of Capital Financial Group, Inc. (“CFG”), an insurance agency engaged in the sale of group health and life insurance products, in connection with our November 2004 acquisition of CFG through our subsidiary bank, Glens Falls National.  See the discussion in the last paragraph on page 5 of this Report for more information regarding the transaction.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  The payment represents the first of five possible annual contingent payments.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2005 of our own equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (i.e., our Common Stock):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	8,987	$26.41	7,500	1,862,155
November	2,285	29.50	---	1,862,155
December	15,562	28.45	---	1,862.155
Total	26,834	27.86	7,500

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2005 - DRIP purchases (1,487 shares); November 2005 – DRIP purchase (2,285 shares); December 2005 – DRIP purchases (15,562 shares).

2Includes only shares subject to publicly-announced stock repurchase programs.  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock plan.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2005 setting a twelve-month maximum cumulative purchase of $5,000,000.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2005	2004	2003	2002	2001
Interest and Dividend Income	$72,127	$68,443	$70,731	$75,145	$78,357
Interest Expense	24,114	19,206	21,610	25,106	33,172
Net Interest Income	48,013	49,237	49,121	50,039	45,185
Provision for Loan Losses	1,030	1,020	1,460	2,288	2,289
Net Interest Income After Provision for Loan Losses	46,983	48,217	47,661	47,751	42,896
Other Income	14,584	12,830	11,592	11,213	10,324
Net Gains on Securities Transactions	364	362	755	100	195
Other Expense [1]	35,189	32,972	32,485	31,397	30,544
Income Before Provision for Income Taxes	26,742	28,437	27,523	27,667	22,871
Provision for Income Taxes	8,103	8,959	8,606	8,773	7,055
Net Income	$18,639	$19,478	$18,917	$18,894	$15,816

Earnings Per Common Share: [2]
Basic	$ 1.79	$ 1.87	$ 1.81	$ 1.79	$ 1.49
Diluted	1.76	1.82	1.77	1.75	1.46

Per Common Share: [2]
Cash Dividends	$.92	$.86	$.79	$ .71	$.62
Book Value	11.33	11.24	10.20	9.64	8.61
Tangible Book Value [3]	9.66	10.12	9.29	8.72	7.67

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,519,603	$1,377,949	$1,373,920	$1,271,421	$1,151,007
Securities Available-for-Sale	326,363	325,248	349,831	326,661	251,694
Securities Held-to-Maturity	118,123	108,117	105,776	74,505	74,956
Loans	996,545	875,311	855,178	811,292	755,124
Nonperforming Assets	2,372	2,245	2,687	2,756	3,798
Deposits	1,165,763	1,032,280	1,046,616	958,007	885,498
Federal Home Loan Bank Advances	157,000	150,000	150,000	145,000	115,000
Other Borrowed Funds	63,054	63,976	55,936	53,498	42,645
Shareholders’ Equity	117,421	118,034	105,865	101,402	91,504

Selected Key Ratios:
Return on Average Assets	1.28%	1.40%	1.42%	1.55%	1.41%
Return on Average Equity	15.94	17.54	18.34	19.49	18.17
Dividend Payout	52.27	47.25	44.63	40.57	42.47

1Amortization of goodwill was discontinued effective January 1, 2002, upon the adoption of SFAS No. 147.  Goodwill amortization amounted to $888 in 2001.

2Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2005 3% stock dividend.

3Tangible book value excludes intangible assets from total equity.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2005 and our financial condition as of December 31, 2005 and 2004.  The discussion below should be read in conjunction with the consolidated financial statements and other financial data presented elsewhere herein.

A. OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2005 3% stock dividend.

	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Net Income	$4,690	$4,839	$4,680	$4,430	$4,948

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	14	92	75	38	97
Net Gains on Sales of Loans	8	49	13	3	91
Net Gains on the Sale of Other Real Estate Owned	17	12	6	---	---

Period End Shares Outstanding	10,366	10,361	10,426	10,464	10,502
Basic Average Shares Outstanding	10,362	10,390	10,435	10,494	10,444
Diluted Average Shares Outstanding	10,519	10,563	10,613	10,706	10,696
Basic Earnings Per Share	.45	.47	.45	.42	.47
Diluted Earnings Per Share	.45	.46	.44	.41	.46
Cash Dividends Per Share	.24	.23	.22	.22	.22
Stock Dividends/Splits	---	3%	---	---	---

Average Assets	$1,516,029	$1,470,437	$1,450,237	$1,396,720	$1,389,030
Average Equity	116,007	117,104	116,880	117,854	115,287
Return on Average Assets	1.23%	1.31%	1.29%	1.29%	1.42%
Return on Average Equity	16.04	16.39	16.06	15.24	17.07

Average Earning Assets	$1,443,474	$1,394,187	$1,378,822	$1,328,106	$1,318,540
Average Paying Liabilities	1,200,078	1,148,719	1,144,577	1,103,276	1,088,995
Interest Income, Tax-Equivalent [1]	19,844	18,902	18,398	17,480	17,672
Interest Expense	7,272	6,158	5,621	5,063	4,721
Net Interest Income, Tax-Equivalent [1]	12,572	12,744	12,777	12,417	12,951
Tax-Equivalent Adjustment	654	608	622	613	631
Net Interest Margin [1]	3.46%	3.63%	3.72%	3.79%	3.91%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 8,528	$ 9,001	$ 9,175	$ 8,485	$ 8,383
Less: Intangible Asset Amortization	(127)	(116)	(122)	(20)	(14)
Net Noninterest Expense	$ 8,401	$ 8,885	$ 9,053	$ 8,465	$ 8,369
Net Interest Income, Tax-Equivalent [1]	$12,572	$12,744	$12,777	$12,417	$12,951
Noninterest Income	3,690	4,082	3,882	3,294	3,568
Less: Net Securities (Gains) Losses	(24)	(151)	(125)	(64)	(161)
Net Gross Income	$16,238	$16,675	$16,534	$15,647	$16,358
Efficiency Ratio [1]	51.74%	53.28%	54.75%	54.10%	51.16%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.33%	8.46%	8.54%	9.07%	9.23%
Total Shareholders’ Equity (i.e. Book Value)	$117,421	$116,017	$117,867	$115,773	$118,034
Book Value per Share	11.33	11.20	11.30	11.06	11.24
Intangible Assets	17,337	17,380	17,461	11,682	11,736
Tangible Book Value per Share	9.66	9.52	9.63	9.95	10.12

Selected Quarterly Information, Continued:

	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.15%	.07%	.04%	.09%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.16	.09	.08	.11	.13
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.23	1.24	1.28	1.34	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	544.55	588.83	620.79	652.13	571.18
Nonperforming Loans as a Percentage of Loans, Period-end	.23	.21	.21	.21	.24
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.16	.14	.15	.16

1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2005 3% stock dividend.

	Dec 2005	Dec 2004	Dec 2003
Net Income	$18,639	$19,478	$18,917

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	219	218	454
Net Gains on Sales of Loans	73	202	294
Recovery Related to Former Vermont Operations	---	47	---
Net Gains on the Sale of Other Real Estate Owned	35	---	7

Period End Shares Outstanding	10,366	10,502	10,374
Basic Average Shares Outstanding	10,420	10,426	10,452
Diluted Average Shares Outstanding	10,596	10,675	10,693
Basic Earnings Per Share	1.79	1.87	1.81
Diluted Earnings Per Share	1.76	1.82	1.77
Cash Dividends Per Share	.92	.86	.79

Average Assets	$1,458,716	$1,387,925	$1,332,405
Average Equity	116,956	111,060	103,168
Return on Average Assets	1.28%	1.40%	1.42%
Return on Average Equity	15.94	17.54	18.34

Average Earning Assets	$1,386,485	$1,319,087	$1,270,661
Average Paying Liabilities	1,149,426	1,096,911	1,068,027
Interest Income, Tax-Equivalent [1]	74,624	70,997	73,130
Interest Expense	24,114	19,206	21,610
Net Interest Income, Tax-Equivalent [1]	50,510	51,791	51,520
Tax-Equivalent Adjustment	2,497	2,554	2,399
Net Interest Margin [1]	3.64%	3.93%	4.05%

Selected Twelve-Month Information, Continued:

	Dec 2005	Dec 2004	Dec 2003
Efficiency Ratio Calculation [1]
Noninterest Expense	$35,189	$32,972	$32,485
Less: Intangible Asset Amortization	(385)	(41)	(37)
Net Noninterest Expense	$34,804	$32,931	$32,448
Net Interest Income, Tax-Equivalent [1]	$50,510	$51,791	$51,520
Noninterest Income	14,948	13,192	12,347
Less: Net Securities Gains	(364)	(362)	(755)
Net Gross Income	$65,094	$64,621	$63,112
Efficiency Ratio [1]	53.47%	50.96%	51.41%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.33%	9.23%	8.14%
Total Shareholders’ Equity (i.e. Book Value)	$117,421	$118,034	$105,865
Book Value per Share	11.33	11.24	10.20
Intangible Assets	17,337	11,736	9,463
Tangible Book Value per Share	9.66	10.12	9.29

Net Loans Charged-off as a Percentage of Average Loans	.09%	.09%	.10%
Provision for Loan Losses as a Percentage of Average Loans	.11	.12	.17
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.23	1.38	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	544.55	571.18	472.37
Nonperforming Loans as a Percentage of Loans, Period-end	.23	.24	.29
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.16	.20

1 See “Use of Non-GAAP Financial Measures” on page 4.

Summary of 2005 Financial Results

We reported net income of $18.6 million for 2005, a decrease of $839 thousand, or 4.3%, compared to 2004.  Diluted earnings per share decreased $.06, or 3.3%, from 2004.  During 2005, the challenge of maintaining high quality earning assets in the face of falling net interest margins placed great pressure on our earnings.  For the third consecutive year, our net interest margin decreased, reflecting the industry-wide trend that could effectively be offset only by growth and/or new lines of business.  We continued to grow in 2005, albeit at a diminished rate compared to prior years.  During 2005 we completed a branch transaction, which added three branches and approximately $62 million in deposits.  Late in 2004 we acquired an insurance agency.  See the more detailed discussion of these acquisitions on page 5 of this Report.

At December 31, 2005, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $9.66, a decrease of $.46, or 4.5%, from year-end 2004.  Our total shareholders’ equity at year-end 2005 was below the year-end 2004 level, despite $18.6 million of net income for the year, due to: i) cash dividends ($9.6 million), ii) repurchases of our own common stock ($7.5 million) and accumulated other comprehensive losses ($5.0 million).  The primary component of other comprehensive losses in 2005 was net unrealized losses in our securities available-for-sale portfolio.  These unrealized losses were the result of the fact that as interest rates rose throughout 2005, the value of our investments fell, as nearly all of the securities in our portfolio are at fixed interest rates.  As of the last trading day of 2005, the average of our bid and asked stock price was $26.155, resulting in a trading multiple of 2.71 to tangible book value.

The Board of Directors increased the quarterly cash dividend twice in 2005, to $.24 per share by the fourth quarter.  Total cash dividends (as adjusted for stock dividends and stock splits) were $.92 for 2005 compared to $1.79 earnings per share.  Cash dividends, as adjusted were $.86 for 2004, an increase of $.06, or 6.4%.

Nonperforming loans amounted to $2.2 million at December 31, 2005, an increase of $139 thousand, or 6.6%, from the prior year-end.  The ratio of nonperforming loans to period-end loans was .23% at December 31, 2005, down form .24% one year earlier.   Loans charged-off (net of recoveries) against the allowance for loan losses were $835 thousand for 2005, as compared to a similar amount of $816 thousand for the prior year.   At year-end 2005, the allowance for loan losses, at $12.2 million, represented a ratio to total loans of 1.23%, down from 1.38% at the prior year-end.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2005 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2004 to 2005		2003 to 2004
	2005	2004	2003	Amount	%	Amount	%
Interest and Dividend Income	$74,624	$70,997	$73,130	$ 3,627	5.1%	$(2,133)	(2.9)%
Interest Expense	24,114	19,206	21,610	4,908	25.6	(2,404)	(11.1)
Net Interest Income	$50,510	$51,791	$51,520	$(1,281)	(2.5)	$ 271	0.5

On a tax-equivalent basis, net interest income was $50.5 million in 2005, a decrease of $1.3 million, or 2.5%, from $51.8 million in 2004.  This compared to a $271 thousand, or 0.5%, increase between 2003 and 2004.  Factors contributing to the decrease in net interest income are discussed in the following portions of this Section B.I.

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

CHANGE IN NET INTEREST INCOME

(In thousands) (Tax-equivalent basis)

	2005 Compared to 2004			2004 Compared to 2003
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (149)	$ 107	$ (42)	$ 24	$ 21	$ 45
Securities Available-for-Sale:
Taxable	(199)	26	(173)	700	727	1,427
Non-Taxable	(65)	38	(27)	(241)	70	(171)
Securities Held-to-Maturity:
Taxable	2	(1)	1	(3)	---	(3)
Non-Taxable	322	(156)	166	926	(374)	552
Loans	4,393	(691)	3,702	1,146	(5,129)	(3,983)
Total Interest and Dividend Income	4,304	(677)	3,627	2,552	(4,685)	(2,133)

Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	(393)	401	8	297	(757)	(460)
Regular and Money Market Savings	40	549	589	117	(370)	(253)
Time Deposits of $100,000 or More	1,596	838	2,434	(90)	(163)	(253)
Other Time Deposits	615	803	1,418	(486)	(800)	(1,286)
Total Deposits	1,858	2,591	4,449	(162)	(2,090)	(2,252)

Short-Term Borrowings	17	352	369	25	(12)	13
Long-Term Debt	(39)	129	90	365	(530)	(165)
Total Interest Expense	1,836	3,072	4,908	228	(2,632)	(2,404)
Net Interest Income	$2,468	$(3,746)	$(1,281)	$2,324	$(2,053)	$ 271

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2005, 2004 and 2003 (I) average balances of assets, liabilities and shareholders' equity, (II) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (III) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (IV) the net interest spread (average yield less average cost) and (V) the net interest margin (yield) on earning assets.  Rates are computed on a tax-equivalent basis.  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Year Ended:	2005			2004			2003
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income or	Earned	Average	Income or	Earned	Average	Income or	Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 3,060	$ 96	3.14%	$ 11,068	$ 138	1.25%	$ 9,006	$ 93	1.03%
Securities Available-for- Sale:
Taxable	318,896	13,281	4.16	323,684	13,454	4.16	306,371	12,027	3.93
Non-Taxable	9,508	482	5.07	10,837	509	4.70	16,089	680	4.23
Securities Held-to-Maturity:
Taxable	395	18	4.56	357	17	4.76	419	20	4.77
Non-Taxable	112,340	6,089	5.42	106,451	5,923	5.56	90,112	5,371	5.96
Loans	942,286	54,658	5.80	866,690	50,956	5.88	848,664	54,939	6.47
Total Earning Assets	1,386,485	74,624	5.38	1,319,087	70,997	5.38	1,270,661	73,130	5.76
Allowance for Loan Losses	(12,136)			(11,961)			(11,573)
Cash and Due From Banks	36,312			35,940			32,765
Other Assets	48,055			44,859			40,552
Total Assets	$1,458,716			$1,387,925			$1,332,405
Deposits:
Interest-Bearing NOW	$ 314,836	3,716	1.18	$ 350,047	3,708	1.06	$ 325,593	4,168	1.28
Regular and Money Market Savings	296,159	2,554	0.86	290,352	1,965	0.68	275,255	2,218	0.81
Time Deposits of $100,000 Or More	126,919	3,937	3.10	69,431	1,503	2.16	73,307	1,756	2.40
Other Time Deposits	198,130	5,719	2.89	174,887	4,301	2.46	192,682	5,587	2.90
Total Interest- Bearing Deposits	936,044	15,926	1.70	884,717	11,477	1.30	866,837	13,729	1.58
Short-Term Borrowings	49,493	746	1.51	47,433	377	0.79	44,272	364	0.82
Long-Term Debt	163,889	7,442	4.54	164,761	7,352	4.46	156,918	7,517	4.79
Total Interest- Bearing Funds	1,149,426	24,114	2.10	1,096,911	19,206	1.75	1,068,027	21,610	2.02
Demand Deposits	174,762			163,029			144,665
Other Liabilities	17,572			16,925			16,545
Total Liabilities	1,341,760			1,276,865			1,229,237
Shareholders’ Equity	116,956			111,060			103,168
Total Liabilities and Shareholders’ Equity	$1,458,716			$1,387,925			$1,332,405
Net Interest Income (Tax-equivalent Basis)		50,510			51,791			51,520
Reversal of Tax Equivalent Adjustment		(2,497)			(2,554)			(2,399)
Net Interest Income		$48,013			$49,237			$49,121
Net Interest Spread			3.28%			3.63%			3.74%
Net Interest Margin			3.64%			3.93%			4.05%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2005	2004	2003
Yield on Earning Assets	5.38%	5.38%	5.76%
Cost of Interest-Bearing Liabilities	2.10	1.75	2.02
Net Interest Spread	3.28%	3.63%	3.74%
Net Interest Margin	3.64%	3.93%	4.05%

We experienced a decrease in net interest income of $1.3 million from 2004 to 2005.  Although we experienced an increase in average net earning assets, which had a $2.5 million positive impact on net interest income, this was more than offset by the negative effect of a decrease in our net interest spread and net interest margin (i.e. changes in rates), which had a negative impact of $3.7 million on net interest income.  From 2003 to 2004, we experienced a small increase in net interest income of $271 thousand, as the positive impact of an increase in average net earning assets was partially but not fully offset by the negative impact of a decrease in our net interest spread and net interest margin.  Our net interest spread and margin decreased by 35 and 29 basis points, respectively, between 2004 and 2005, compared to decreases of 11 and 12 basis points between 2003 and 2004.

Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, the ratio of our rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and changes in the level of nonperforming loans.

Key Interest Rate Changes 2000 – 2006

	Federal
Date	Funds Rate	Prime Rate
January 31, 2006	4.50%	7.50%
December 13, 2005	4.25	7.25
November 1, 2005	4.00	7.00
September 20, 2005	3.75	6.75
August 9, 2005	3.50	6.50
June 30, 2005	3.25	6.25
May 3, 2005	3.00	6.00
March 22, 2005	2.75	5.75	Rising Rates
February 2, 2005	2.50	5.50
December 14, 2004	2.25	5.25
November 10, 2004	2.00	5.00
September 21, 2004	1.75	4.75
August 10, 2004	1.50	4.50
June 30, 2004	1.25	4.25
June 25, 2003	1.00	4.00
November 6, 2002	1.25	4.25
December 11, 2001	1.75	4.75
November 6, 2001	2.00	5.00
October 2, 2001	2.50	5.50
September 17, 2001	3.00	6.00
August 21, 2001	3.50	6.50
June 27, 2001	3.75	6.75	Falling Rates
May 15, 2001	4.00	7.00
April 18, 2001	4.50	7.50
March 20, 2001	5.00	8.00
January 31, 2001	5.50	8.50
January 3, 2001	6.00	9.00
May 16, 2000	6.50	9.50

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased in immediately ensuing periods, and vice versa.  The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present.  Since the Fed began increasing rates in June 2004, the yield curve has flattened; that is, as short-term rates have risen, longer-term rates have stayed unchanged over even lowered.  The flattening of the yield curve has been the most significant factor in reducing our net interest income from 2004 to 2005.

From 2001 to 2003, the Federal Reserve Board decreased short-term interest rates by an aggregate amount of 500 basis points, or 5.0 percent, in an irregular series of rate decreases calculated to spur consumer and business borrowing and economic activity.  The short-term rate decreases triggered comparable long-term rate decreases.  As a result of this multi-year decrease in prevailing rates, we like other financial institutions, experienced a decrease in the cost of our deposit products in the 2001-2004 periods.  We also experienced a decrease in the average yield in our loan portfolio during these years, although the decrease in our loan yield generally trailed, or lagged behind, our decreases in cost of deposits by three to six months resulting in higher margins and higher net interest income during the earlier portions of this declining rate period.

During 2003 and 2004, the decrease in our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, marking the beginning of a period of pressure on our net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, which began to fade and then disappeared entirely in 2003 and 2004.

The net interest margin for the full year 2003 was 4.05%, a decrease of 44 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

As the above table indicates, the Federal Reserve reversed direction in 2004 and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in 2004.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve actions and because of ameliorative steps we took with our portfolios.  We changed the mix of our total deposits in the third quarter of 2004, de-emphasizing certain high cost municipal deposits, which had a positive impact on net interest margin for the quarter.

By the end of 2004, however, the increases in the target federal funds rate started to have an impact on our cost of deposits which began to rise, although no immediate impact on our yields on assets, which as expected, remained nearly flat.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.

The net interest margin for the full year of 2004 was 3.93%, a decrease of 12 basis points, or 3.0%, from the prior year.  During 2004 the yields on earning assets actually fell 38 basis points, while the cost of paying liabilities fell only 27 basis points.

Throughout 2005 the Federal Reserve continued to make eight 25 basis point increases to prevailing rates.  We expected and experienced a time lag in repricing our loans.  The yield on our loan portfolio continued to slide until mid-year, when variable rate repricing and higher yields on new originations began to have a positive impact on increasing the yield of the whole portfolio.  However, the yield on earning assets for all of 2005 was the same as the yield in 2004 at 5.38%.  Meanwhile, the cost of our paying liabilities continued to increase ahead of the increase in our loan portfolio.  The cost of all paying liabilities for 2005 was 2.10%, an increase of 35 basis points, or 20.0%, over the prior year.  Consequently, net interest margin fell from 3.93% in 2004 to 3.64% for 2005, a decrease of 29 basis points, or 7.4%.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.  Ultimately, we expect that both assets and liabilities will reprice proportionately in response to changes in market rates.

A discussion of the impact on net interest income resulting from changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2004 to 2005		2003 to 2004
	2005	2004	2003	Amount	%	Amount	%
Earning Assets	$1,386,485	$1,319,087	$1,270,661	$67,398	5.1%	$48,426	3.8%
Interest-Bearing Liabilities	1,149,426	1,096,911	1,068,027	52,515	4.8	28,884	2.7
Demand Deposits	174,762	163,029	144,665	11,733	7.2	18,364	12.7
Total Assets	1,458,716	1,387,925	1,332,405	70,791	5.1	55,520	4.2
Earning Assets to Total Assets	95.05%	95.04%	95.37%

2005 vs. 2004:

In general, an increase in average earning assets has a positive impact on net interest income, assuming a positive spread between the cost paid on interest-bearing liabilities and the yield earned on interest-bearing assets.  For 2005, average earning assets increased $67.4 million over 2004, while average paying liabilities only increased $52.5 million.  This combination led to a $2.5 million increase in net interest income (however this was offset by the $3.7 million decrease due to changing rates discussed above).

The $67.4 million increase in average earning assets from 2004 to 2005 reflected an increase in average loans of $75.6 million, or 8.7%, offset, in part, by an $8.0 million decrease in the average balance of federal funds sold and virtually no change in the average balance of investment securities.  We experienced increases in all major categories within the loan portfolio during 2005.  The average balance of indirect loans (which represented the second largest segment of the loan portfolio) increased by $32.6 million, or 10.6%.  Indirect loans are primarily auto loans financed through local dealerships from whom we acquire the dealer paper.  Increases in the average balances of other loan categories included: i) commercial and commercial real estate loans ($21.8 million, or 9.9%), ii) residential real estate loans ($16.2 million, or 5.6%) and other consumer loans ($4.8 million, or 11.6%).

The $52.5 million increase in average paying liabilities resulted from an $80.8 million increase in time deposits, offset, in part, by a  $29.4 million decrease in non-maturity deposit balances.  The average balance of other borrowed funds was virtually unchanged.  The change in the mix of deposit categories from non-maturity to time deposits is typical during a period of rising rates.  The $62 million of deposits acquired in the April 2005 branch acquisition accounted for most of the increase in average deposit balances.

The fact that average earning assets grew at a faster pace than average paying liabilities was primarily due to an $11.7 million, or 7.2%, increase in the average balance on non-interest bearing demand deposits.

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

The $28.9 million increase in average paying liabilities included a $41.1 increase in interest-bearing nonmaturity deposits and an $11.0 million increase in other borrowed funds, offset in part by a decrease of $23.2 million in time deposits, which was the direct result of management’s decision in mid-2004 to de-emphasize certain high-rate deposit products.

The fact that average earning assets grew at a faster pace than average paying liabilities was primarily due to the shift in the mix of deposit products from interest-bearing to non-interest bearing products.

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

2005 vs. 2004:

At December 31, 2005, the quality of our loan portfolio remained strong and, to date, had not been negatively affected by loan growth experienced in recent periods.  At period-end, our ratio of nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) as a percentage of total loans was .23%, virtually unchanged from the prior year-end.  The September 30, 2005 ratio for our peer group was .52%.  At December 31, 2005, nonperforming loans amounted to $2.2 million, an increase of $139 thousand, or 6.6%, from the balance at year-end 2004.

The provision for loan losses was $1.03 million for 2005, an increase of $10 thousand, or 1.0%, from 2004.  During 2005, loan losses charged against the allowance, net of recoveries, were $835 thousand, which compared to net charge-offs of $816 thousand for 2004, an increase of $19 thousand, or 2.3%.  The result was a $195 thousand, or 1.6%, increase in the allowance.  Because loans increased by a larger percentage during the year, our coverage ratio, (allowance to period-end loans) was 1.23% at year-end 2005, down from 1.38% at year-end 2004.  Net charge-offs as a percentage of average loans outstanding was .09% for 2005, the same as for 2004.  Net charge-offs, on an annualized basis, for our peer group at September 30, 2005 was .14% of average loans. If the current economic conditions should worsen, we anticipate that net charge-offs may exceed the levels experienced in recent years.

While we believe that the 2005 year-end allowance of $12.2 million was adequate under the circumstances, there can be no assurances that future economic or financial developments, including general interest rate increases or a slowdown in the economy, will not require increased provisions to the allowance or result in a higher incidence of loan charge-offs.

2004 vs. 2003:

At December 31, 2004 our ratio of nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) as a percentage of total loans was .24%, versus .29% at year-end 2003.  At December 31, 2004, nonperforming loans amounted to $2.1 million, a decrease of $398 thousand, or 15.9%, from the balance at year-end 2003.

The provision for loan losses was $1.02 million for 2004, a decrease of $440 thousand, or 30.1%, from 2003.  The provision was reduced, despite the growth in the loan portfolio, because asset quality indicators improved.  During 2004, loan losses charged against the allowance, net of recoveries, were $816 thousand, virtually unchanged from the 2003 amount.  The result was a $204 thousand, or 1.7%, increase in the allowance.  Because loans increased by a similar percentage during the year, our coverage ratio, (allowance to period-end loans) was the same at year-end 2004 as at year-end 2003 (1.38%).  Net charge-offs as a percentage of average loans outstanding was .09% for 2004, down slightly from .10% for 2003.

2003 vs. 2002:

At period-end 2003, the ratio of our nonperforming loans (loans 90 days or more past due and accruing interest plus nonaccrual loans) to total loans was .29%.  The September 30, 2003 ratio for our peer group was .80%.  At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.

The provision for loan losses was $1.5 million for 2003, a decrease of $828 thousand, or 36.2%, from 2002.  This reduction in the provision in a period of loan growth, like the subsequent reduction in 2004, reflected general improvement in the portfolio quality indicators.  During 2003, loan losses charged against the allowance, net of recoveries, were $811 thousand, virtually unchanged from the 2002 amount.  The result was a $700 thousand, or 6.0%, increase in the allowance.  Because loans increased by a similar percentage during the year, our coverage ratio was the same at year-end 2003 as at year-end 2002 (1.38%).  Net charge-offs as a percentage of average loans outstanding was .10% for 2003, down slightly from .11% for 2002.  Net charge-offs, on an annualized basis, for our peer group at September 30, 2003 was .22% of average loans.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2005	2004	2003	2002	2001
Loans at End of Period	$ 996,545	$ 875,311	$ 855,178	$ 811,292	$ 755,124
Average Loans	942,286	866,690	848,664	775,296	748,318
Total Assets at End of Period	1,519,603	1,377,949	1,373,920	1,271,421	1,151,007

Nonperforming Assets:
Nonaccrual Loans:
Construction	$ ---	$ ---	$ ---	$ ---	$ ---
Commercial Real Estate	597	512	56	69	87
Commercial Loans	26	7	180	375	1,610
Residential Real Estate Loans	59	603	312	516	469
Consumer Loans	1,193	981	1,274	1,511	1,034
Total Nonaccrual Loans	1,875	2,103	1,822	2,471	3,200

Loans Past Due 90 or More Days and
Still Accruing Interest	373	6	685	91	238
Restructured Loans in Compliance with
Modified Terms	---	---	---	---	---
Total Nonperforming Loans	2,248	2,109	2,507	2,562	3,438
Repossessed Assets	124	136	180	143	66
Other Real Estate Owned	---	---	---	51	294
Total Nonperforming Assets	$ 2,372	$ 2,245	$ 2,687	$ 2,756	$ 3,798

Allowance for Loan Losses:
Balance at Beginning of Period	$ 12,046	$ 11,842	$ 11,193	$ 9,720	$ 8,727
Loans Charged-off:
Commercial, Financial
and Agricultural	(134)	(22)	(10)	(24)	(653)
Real Estate - Commercial	---	---	(82)	---	---
Real Estate - Construction	---	---	---	---	(2)
Real Estate - Residential	(30)	---	(24)	(37)	(103)
Installment Loans to Individuals	(964)	(1,040)	(1,037)	(1,060)	(883)
Total Loans Charged-off	(1,128)	(1,062)	(1,153)	(1,121)	(1,641)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	18	6	8	33	65
Real Estate - Commercial	17	17	22	17	16
Real Estate - Construction	---	---	---	---	---
Real Estate - Residential	2	3	5	3	21
Installment Loans to Individuals	256	220	307	253	243
Total Recoveries of Loans Previously Charged-off	293	246	342	306	345
Net Loans Charged-off	(835)	(816)	(811)	(815)	(1,296)
Provision for Loan Losses
Charged to Expense	1,030	1,020	1,460	2,288	2,289

Balance at End of Period	$12,241	$12,046	$11,842	$11,193	$ 9,720

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.09%	.09%	.10%	.11%	.17%
Provision for Loan Losses as a Percentage of Average Loans	.11	.12	.17	.30	.31
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.23	1.38	1.38	1.38	1.29
Allowance for Loan Losses as a Percentage of Nonperforming Loans	544.55	571.18	472.37	436.89	282.72
Nonperforming Loans as a Percentage of Loans, Period-end	.23	.24	.29	.32	.46
Nonperforming Assets as a Percentage of Total Assets, Period-end	.16	.16	.20	.22	.33

III. OTHER INCOME

The majority of our other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2004 to 2005		2003 to 2004
	2005	2004	2003	Amount	%	Amount	%
Income from Fiduciary Activities	$ 4,676	$ 4,226	$ 3,647	$ 450	10.6%	$579	15.9%
Fees for Other Services to Customers	7,372	7,251	6,760	121	1.7	491	7.3
Net Gains on Securities Transactions	364	362	755	2	0.6	(393)	(52.1)
Insurance Commissions	1,682	261	16	1,421	544.4	245	1531.2
Other Operating Income	854	1,092	1,169	(238)	(21.8)	(77)	(6.6)
Total Other Income	$14,948	$13,192	$12,347	$1,756	13.3	$845	6.8

2005 vs. 2004: Total other income increased $1.8 million, or 13.3%, from 2004 to 2005.

For 2005, income from fiduciary activities increased $450 thousand, or 10.6%, from 2004.  Most of the increase reflected increases in fee levels during 2005, although some is attributable to an increase in assets under administration or management.  At year-end 2005, the market value of assets under trust administration and investment management amounted to $813.7 million, an increase of $12.0 million, or 1.5%, from year-end 2004.  The factors that led to a higher increase in income from fiduciary activities over the increase in the market value of assets under trust administration and investment management (10.6% vs. 1.5%) include: i) an increase in the fee structure, ii) a 2.5% decrease in assets under trust administration and investment management at the end of 2005 due to the transfer of one commercial account as a result of a business combination, and iii) the loss of a large account at the end of 2004 from which we derived a relatively small fee as a percentage of assets placed with us.  Those assets were essentially replaced with others earning fees at our average rate.

Income from fiduciary activities includes income from funds under investment management in our proprietary North Country Funds, which include the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”).  On a combined basis, these funds had a market value of $153.0 million and $145.5 million at December 31, 2005 and 2004, respectively.  The funds were introduced in March 2001, and are advised by our subsidiary investment advisers, North Country Investment Advisers, Inc.  Currently, the funds are owned almost entirely by qualified employee benefit plan accounts.  However, these funds are also offered on a retail basis through most of our bank branches.  Included as an investor in the funds is our pension plan, which owned shares in the funds with a market value of approximately $16.8 million at December 31, 2005 and $17.6 million at 2004.

Fees for other services to customers include deposit account service charges, credit card and debit card merchant processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $7.4 million in 2005, an increase of $121 thousand, or 1.7%, from 2004.

In 2005, total other income included securities gains of $364 thousand on the sale of $50.0 million of securities available-for-sale.  The primary purpose of the sales was to capture gains in certain segments of the portfolio and to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales and purchases within the available-for-sale portfolio during 2005.

2005 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2005
Sales:
Collateralized Mortgage Obligations	$12,727	$8,542	$ ---	$ ---	$ 21,269
Other Mortgage-Backed Securities	---	1,582	9,710	---	11,292
U.S. Agency Securities	---	---	---	---	---
State and Municipal Obligations	---	---	---	---	---
Other	1,057	4,081	6,183	6,043	17,364
Total Sales	$13,784	$14,205	$15,893	$6,043	$49,925
Net Gains	$64	$125	$151	$24	$364

Purchases:
Collateralized Mortgage Obligations	$ 8,027	$ ---	$ 5,042	$ 10,060	$23,129
Other Mortgage-Backed Securities	10,238	5,093	1,001	11,914	28,246
U.S. Agency Securities	10,088	2,978	1,000	---	14,066
State and Municipal Obligations	3,944	481	786	2,445	7,656
Other	2,884	2,722	5,514	7,317	18,437
Total Purchases	$35,181	$11,274	$13,343	$31,736	$91,534

In November 2004, we acquired a local insurance agency engaged in the sale of group health and life insurance.  See the more detailed discussion of the acquisition on page 5 of this Report.  Therefore, the insurance commission income for 2005, at $1.7 million, represents the first full year of income from this business.

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2005, other operating income decreased $238 thousand, or 21.8%, from 2004, primarily because we sold fewer loans into the secondary market in 2005.  During 2004, we sold $18.1 million of newly originated loans (primarily residential real estate loans) to the secondary market.  The net gains of $336 thousand were primarily due to the fact that we were able to sell loans with yields slightly higher than those required by the secondary market.  By comparison, for 2005, we sold only $8.6 million of loans for net gains of $122 thousand.

2004 vs. 2003: Total other income increased $845 thousand, or 6.8%, from 2003 to 2004.  Without regard to net securities transactions, total other income increased by $1.2 million, or 10.7%, from 2003 to 2004.

For 2004, income from fiduciary activities increased $579 thousand, or 15.9%, from 2003.  At year-end 2004, the market value of assets under trust administration and investment management amounted to $801.7 million, an increase of $53.3 million, or 7.1%, from year-end 2003.  This increase reflected the general improvement in the equity markets, which began in late 2003, and substantial new accounts attributable to business development efforts.  Since the increase in assets under trust administration and investment management increased significantly at the end of 2003, the percentage increase in income for 2004 over 2003 was greater than the percentage increase in assets under trust administration and investment management.

Income from fiduciary activities includes income from funds under investment management in our proprietary North Country Funds.  On a combined basis, these funds had a market value of $145.5 million and $112.9 million at December 31, 2004 and 2003, respectively.

Fees for other services to customers amounted to $7.3 million in 2004, an increase of $491 thousand, or 7.3%, from 2003.  The increase was primarily attributable to credit card and debit card merchant processing fees and deposit account service charges.

In 2004, total other income included securities gains of $362 thousand on the sale of $39.3 million of securities available-for-sale.  The primary purpose of the sales was to capture gains in certain segments of the portfolio and to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales and purchases within the available-for-sale portfolio during 2004.

2004 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2004
Proceeds from Sales:
Collateralized Mortgage Obligations	$ ---	$ ---	$ 5,159	$ ---	$ 5,159
Other Mortgage-Backed Securities	---	---	4,917	4,170	9,087
U.S. Agency Securities	20,013	---	---	---	20,013
State and Municipal Obligations	---	---	---	---	---
Other	68	146	4,302	562	5,078
Total Sales	$20,081	$146	$14,378	$4,732	$39,337
Net Gains (Losses)	$210	$---	$(9)	$161	$362

Purchases:
Collateralized Mortgage Obligations	$ ---	$ ---	$ ---	$ 5,088	$ 5,088
Other Mortgage-Backed Securities	---	30,302	---	---	30,302
U.S. Agency Securities	---	19,892	---	10,067	29,959
State and Municipal Obligations	111	---	---	---	111
Other	102	5,785	1,504	1,032	8,423
Total Purchases	$213	$55,979	$1,504	$16,187	$73,883

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2004, other operating income decreased $77 thousand, or 6.6%, from 2003, primarily because we sold fewer loans into the secondary market in 2004.  During 2004, we sold $18.1 million of newly originated loans (primarily residential real estate loans) to the secondary market.  The net gains of $336 thousand were primarily due to the fact that we were able to write loans with yields slightly higher than those required by the secondary market.  By comparison, in 2003, we sold $18.5 million of loans for net gains of $489 thousand.

IV. OTHER EXPENSE

Other (i.e., noninterest) expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of other expense are presented in the following table.

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2004 to 2005		2003 to 2004
	2005	2004	2003	Amount	%	Amount	%
Salaries and Employee Benefits	$20,693	$19,824	$18,967	$ 869	4.4%	$ 857	4.5%
Occupancy Expense of Premises, Net	2,914	2,695	2,524	219	8.1	171	6.8
Furniture and Equipment Expense	2,875	2,648	2,774	227	8.6	(126)	(4.5)
Other Operating Expense	8,707	7,805	8,220	902	11.6	(415)	(5.0)
Total Other Expense	$35,189	$32,972	$32,485	$2,217	6.7	$ 487	1.5

2005 vs. 2004:  Other expense for 2005 amounted to $35.2 million, an increase of $2.2 million, or 6.7%, from 2004.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are intangible asset amortization and any net securities gains or losses.  For 2005, the efficiency ratio for Arrow was 53.5%, an increase from the 2004 ratio of 51.0%.  Our 2005 ratio, however, still compared favorably to the year-to-date ratio for our peer group of 60.2% as of September 30, 2005.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 15 and 17 of this Report.  Also see the discussion on page 4 regarding “Use of Non-GAAP Financial Measures.”

Salaries and employee benefits expense increased $869 thousand, or 4.4%, from 2004 to 2005.  The increase in salary expense for 2005 was 9.2% over 2004, due primarily to staff increases as result of the acquisition of new branches in April 2005, and acquisition of the insurance agency in late 2004, as well as to normal merit increases.  Employee benefits actually decreased 7.4% from 2004 to 2005.  This was primarily attributable to decreases in incentive compensation costs.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for 2005, 20 basis points less than the ratio for our peer group of 1.62% at September 30, 2005.

Occupancy expense increased $219 thousand, or 8.1%, from 2004 to 2005. Most of the increase was attributable to increased costs of building maintenance.  Furniture and equipment expense increased by $227 thousand, or 8.6%, from 2004 to 2005.  Both occupancy expense and furniture and equipment expense increased as a result of the branch and insurance agency acquisitions referred to in the preceding paragraph.

Other operating expense increased from 2004 to 2005, by $902 thousand, or 11.6%.  Intangible asset amortization increased $344 thousand as a result of the 2005 branch and 2004 insurance agency acquisitions.  Although all other categories of other operating expense experienced some increases from the acquisitions, the areas with the largest increases were legal, postage and supplies.

2004 vs. 2003:  Other expense for 2004 amounted to $33.0 million, an increase of $487 thousand, or 1.5%, from 2003.

Salaries and employee benefits expense increased $857 thousand, or 4.5%, from 2003 to 2004.  The increase in salary expense for 2004 was 2.9% over 2003, due primarily to merit increases.  The increase in employee benefits from 2003 to 2004 was 8.6%, and was primarily attributable to increases in nonpension postretirement benefit costs, as well as increases in health insurance benefit costs.

Occupancy expense increased $171 thousand, or 6.8%, from 2003 to 2004. Most of the increase was attributable to increased costs of lease expense, depreciation and real estate taxes.  Furniture and equipment expense actually decreased by $126 thousand, or 4.5%, from 2003 to 2004.  The decrease was primarily attributable to a decrease in equipment maintenance costs.

Other operating expense also decreased from 2003 to 2004 by $415 thousand, or 5.0%.  The net decrease was distributed among a variety of categories of other operating expense.

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2004 to 2005		2003 to 2004
	2005	2004	2003	Amount	%	Amount	%
Provision for Income Taxes	$8,103	$8,959	$8,606	$(856)	(9.6)%	$353	4.1%
Effective Tax Rate	30.3%	31.5%	31.3%	(1.2)%	(3.8)	0.2%	0.6

The provisions for federal and state income taxes amounted to $8.1 million, $9.0 million and $8.9 million for 2005, 2004 and 2003, respectively.   The effective income tax rates for 2005, 2004 and 2003 were 30.3%, 31.5% and 31.3%, respectively.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the reporting company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2005, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portofolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2005, 2004 and 2003.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2005	2004	2003
U.S. Treasury and Agency Obligations	$ 64,408	$ 56,329	$ 53,530
State and Municipal Obligations	10,815	8,492	12,951
Collateralized Mortgage Obligations	122,141	121,732	127,522
Other Mortgage-Backed Securities	106,753	116,809	137,072
Corporate and Other Debt Securities	11,838	12,500	9,469
Mutual Funds and Equity Securities	10,408	9,386	9,287
Total	$326,363	$325,248	$349,831

In all periods, other mortgage-backed securities principally consisted of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.  At year-end 2005, approximately $9.3 million, or 89.4%, of the listed amount of mutual funds and equity securities consisted of required holdings of stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2005.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10-year category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$ 990	$ 63,418	$ ---	$ ---	$ 64,408
State and Municipal Obligations	2,428	6,057	410	1,920	10,815
Collateralized Mortgage Obligations	3,855	108,300	9,986	---	122,141
Other Mortgage-Backed Securities	889	87,291	15,987	2,586	106,753
Corporate and Other Debt Securities	---	8,842	---	2,996	11,838
Mutual Funds and Equity Securities	---	---	---	10,408	10,408
Total	$8,162	$273,910	$26,383	$17,910	$326,363

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2005.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	3.71%	3.38%	---%	---%	3.39%
State and Municipal Obligations	2.56	4.79	6.39	7.24	4.76
Collateralized Mortgage Obligations	4.64	4.36	5.13	---	4.43
Other Mortgage-Backed Securities	5.79	4.22	5.03	4.36	4.36
Corporate and Other Debt Securities	---	4.14	---	7.08	4.86
Mutual Funds and Equity Securities	---	---	---	4.61	4.61
Total	3.79	4.06	5.06	5.02	4.18

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2005.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2005 and 2004, the weighted average maturity was 3.3 and 2.4 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2005, the net unrealized losses on securities available-for-sale amounted to $6.3 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized loss at December 31, 2005 represents a $7.6 million decrease from the net unrealized gain total of $1.3 million at December 31, 2004, and is primarily attributable to the decreased fair value of the debt securities (primarily fixed rate) portfolios resulting from an increase in prevailing interest rates, chiefly short-term rates, throughout 2005.

For further information regarding our portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:

The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2005	2004	2003
State and Municipal Obligations	$118,123	$108,117	$105,776

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2005, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2005.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$26,140	$62,416	$26,743	$2,824	$118,123

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2005.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	4.81%	5.78%	5.30%	6.01%	5.46%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2005.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2005, 2004 and 2003, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 3.5 years and 3.9 years at December 31, 2005 and 2004, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. DISTRIBUTION OF LOANS

(Dollars In Thousands)

	December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 84,300	8	$ 76,379	9	$ 82,808	10	$ 75,659	10	$ 74,026	10
Real Estate - Commercial	168,101	17	137,107	15	110,499	13	97,683	12	79,337	11
Real Estate - Construction	10,082	1	7,868	1	8,670	1	10,754	1	8,036	1
Real Estate - Residential	376,820	38	342,957	39	328,673	38	295,265	36	259,883	34
Indirect Loans	352,014	35	300,672	34	311,812	36	317,706	39	315,046	42
Other Installment Loans to Individuals	5,228	1	10,328	1	12,716	2	14,225	2	18,796	2
Total Loans	996,545	100	875,311	100	855,178	100	811,292	100	755,124	100
Allowance for Loan Losses	(12,241)		(12,046)		(11,842)		(11,193)		(9,720)
Total Loans, Net	$984,304		$863,265		$843,336		$800,099		$745,404

Residential Real Estate Loans: From 2003 to 2005, residential real estate loans represented the largest segment of our loan portfolio.  At December 31, 2005, such loans constituted 38% of total loans.  This segment of our portfolio increased by $33.9 million, or 9.9%, from year-end 2004 to 2005.  During 2005 we originated approximately $85.1 million of residential real estate loans and of those, sold $6.6 million (with servicing retained) of fixed low-rate mortgages.  Residential mortgage demand was moderate during 2004 and (except for the first quarter) throughout 2005.  We expect that, if we continue to retain all or most originations, we will be able to maintain the level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loan decreases, our portfolio also may decrease, which may be expected to negatively impact our financial performance.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of loans in the portfolio.  For several years preceding the third quarter of 2001, the indirect consumer loan portfolio was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent quarters, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002 and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

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

By the end of the fourth quarter of 2005, however, indirect loan balances had declined $7.0 million, or 4.3%, from the balance at the end of the third quarter of 2005 (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

Indirect loans still represent the second largest category of loans (35.0%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers resume their heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Commercial and Commercial Real Estate Loans: We continued to experience strong to moderate demand for commercial loans in 2005, a continuing trend that has persisted for several years, as commercial and commercial real estate loans have grown each year for the past five years, both in dollar amount and as a percentage of the overall loan portfolio.  During 2005 commercial and commercial real estate loan balances increased $38.9 million, or 18.2%, from year-end 2004.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining tables present the percentage of total loans represented by each category as well as the annualized tax-equivalent yield.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Commercial and Commercial Real Estate	$234,215	$223,394	$219,560	$210,373	$205,016
Residential Real Estate	296,661	292,389	286,680	280,735	281,939
Home Equity	53,090	52,520	50,027	45,598	44,774
Indirect Consumer Loans	359,876	358,276	328,487	306,794	305,953
Other Consumer Loans[1]	44,725	42,633	42,470	39,181	38,934
Total Loans	$988,567	$969,212	$927,224	$882,681	$876,616

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Commercial and Commercial Real Estate	23.7%	23.0%	23.7%	23.8%	23.4%
Residential Real Estate	30.0	30.2	30.9	31.8	32.2
Home Equity	5.4	5.4	5.4	5.2	5.1
Indirect Consumer Loans	36.4	37.0	35.4	34.8	34.9
Other Consumer Loans[1]	4.5	4.4	4.6	4.4	4.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Commercial and Commercial Real Estate	6.69%	6.68%	6.52%	6.36%	6.51%
Residential Real Estate	5.87	5.85	5.93	6.01	5.93
Home Equity	5.99	5.54	5.24	4.87	4.53
Indirect Consumer Loans	5.11	5.05	5.01	5.10	5.19
Other Consumer Loans[1]	7.14	7.29	7.22	7.00	7.17
Total Loans	5.85	5.79	5.76	5.76	5.79

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on the previous page, captioned “DISTRIBUTION OF LOANS.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 21 under the heading "Key Interest Rate Changes 2001 - 2005."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences, the rate at which the portfolio expands, and the shape of the yield curve.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

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

On June 30, 2004, the Federal Reserve Board ended an uninterrupted four-year period of falling rates with a 25 basis point increase in prevailing rates, followed by additional 25 basis point increases in each FOMC meeting through the end of January 2006, for a total of 14 consecutive 25 basis point increases.  Due to the expected time-lag between rising short-term rates and the repricing of loan balances, the yield on our loan portfolio not only failed to rise, but continued to fall from the second quarter of 2004 into the third quarter of 2004.  However, the decrease in the portfolio yield came to a halt in the first half of 2005 and then yields began to slowly increase during the last two quarters of 2005.

During this current period of rising rates and (due to the time-lag in loan repricing) perhaps even for a while after Fed stops increasing rates, we expect that the yield on our loan portfolio will slowly reprice upward, although possibly more slowly than the deposit portfolio, resulting in continued pressure on our net interest income and net interest margin.

The following table indicates the respective maturities and repricing structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2005.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  All of the real estate - construction loans are for single family houses where we have also made a commitment for permanent financing.

MATURITY AND REPRICING OF COMMERCIAL LOANS

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$37,157	$35,661	$11,482	$84,300
Real Estate - Construction	---	---	10,082	10,082
Total	$37,157	$35,661	$21,564	$94,382

Fixed Interest Rates	$ 9,850	$27,692	$10,142	$47,684
Variable Interest Rates	27,307	7,969	11,422	46,698
Total	$37,157	$35,661	$21,564	$94,382

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not then funded.  As of December 31, 2005, our total contingent liability for standby letters of credit amounted to $3.0 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2005, we had outstanding unfunded loan commitments in the aggregate amount of approximately $142.3 million.

b. RISK ELEMENTS

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2005.

Loans past due 90 days or more and still accruing interest, as identified in the table presented on page 26 under the heading “SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES,” are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

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

During 2005, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $512 thousand.  At year-end 2005, the balance of the loan was $512 thousand and had a related reserve of $96 thousand.

At December 31, 2005, nonperforming loans amounted to $2.2 million, an increase of $139 thousand, or 6.6%, from the balance at year-end 2004.  Total nonperforming loans at year-end 2005 represented .23% of period-end loans, a decrease from .24% at year-end 2004.  The ratio of nonperforming loans to average loans for our peer group at September 30, 2005 was .52%.

During 2005, income recognized on year-end balances of nonaccrual loans was $81 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $156 thousand.

During 2004, two commercial loans were considered impaired under SFAS No. 114 with an average recorded investment of $236 thousand.  By year-end 2004, one of these loans was fully paid-off (with no portion of the loan charged-off) leaving, at year-end 2004, one impaired loan with a balance of $515 thousand and a related reserve of $112 thousand.

At December 31, 2004, nonperforming loans amounted to $2.1 million, a decrease of $398 thousand, or 15.9%, from the balance at year-end 2003.  Total nonperforming loans at year-end 2004 represented .24% of period-end loans, a decrease from .29% at year-end 2003.  The ratio of nonperforming loans to average loans for our peer group at September 30, 2004 was .63%.

During 2004, income recognized on year-end balances of nonaccrual loans was $115 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $161 thousand.

During 2003, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $254 thousand.  The loan was returned to accrual status before year-end 2003.  There were no impaired loans at December 31, 2003.

At December 31, 2003, nonperforming loans amounted to $2.5 million, a decrease of $55 thousand, or 2.1%, from the balance at year-end 2002.  Total nonperforming loans at year-end 2003 represented .29% of period-end loans, a decrease from .32% at year-end 2002.  The ratio of nonperforming loans to average loans for our peer group at September 30, 2003 was .80%.

During 2003, income recognized on year-end balances of nonaccrual loans was $107 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $160 thousand.

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, we apply an internal credit quality rating system to commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect a potential weakness.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.  Because of this approach toward placing commercial loans on nonaccrual status, we normally do not identify any significant number of potential problem loans in our portfolio that do not otherwise meet one of the classifications discussed above (e.g. nonaccrual, 90 days past due and still accruing interest or troubled debt restructurings).  At year-end 2005 and 2004, we had no such additional potential problem loans.

The balance of other non-current loans to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $7.3 million at December 31, 2005 and represented 0.73% of loans outstanding at that date, as compared to approximately $4.6 million, or 0.52% of loans at December 31, 2004.  These non-current loans at December 31, 2005 were composed of approximately $4.7 million of consumer loans, principally indirect motor vehicle loans, $2.0 million of residential real estate loans and $554 thousand of commercial loans.

The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State.  In general, the economy in our geographic market area was relatively strong in the 1997-2000 period.  Although the U.S. experienced a mild recession in 2001, which continued throughout 2002 and into 2003, the economic downturn during this period was not as severe in northeastern New York State.  During 2004 and 2005 the unemployment rate remained below the national average in the “Capital District” (in and around Albany) and in the area north of the Capital District, which are our principal service areas.

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

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other real estate owned (“OREO”) consists of real property acquired in foreclosure.  OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost.  We establish allowances for OREO losses, which are established and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost).  For all periods, all OREO was held for sale.  Repossessed assets consist almost entirely of automobiles.

DISTRIBUTION OF OREO AND REPOSSESSED ASSETS

(Net of Allowance) (In Thousands)

	December 31,
	2005	2004	2003	2002	2001
Single Family 1 - 4 Units	$ ---	$ ---	$ ---	$ 51	$294
Commercial Real Estate	---	---	---	---	---
Construction	---	---	---	---	---
Other Real Estate Owned, Net	---	---	---	51	294
Repossessed Assets	124	136	180	143	66
Total OREO and Repossessed Assets	$124	$136	$180	$194	$360

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

SCHEDULE OF CHANGES IN OTHER REAL ESTATE OWNED

(Net of Allowance) (In Thousands)

	2005	2004	2003	2002	2001
Balance at Beginning of Year	$ ---	$ ---	$ 51	$ 294	$ 425
Properties Acquired Through Foreclosure	295	---	10	114	222
Writedown of Properties Previously Foreclosed		---	---	---	(6)
Sales	(295)	---	(61)	(357)	(347)
Balance at End of Year	$ ---	$ ---	$ ---	$ 51	$ 294

There was no allowance for OREO losses at year-end 2005, 2004 or 2003.

We started 2005 with no properties in OREO.  During the year we acquired and sold four properties, ending the year with no properties in OREO.

We started 2004 with no properties in OREO.  During 2004, we did not acquire or sell any real estate acquired through foreclosure.

We started 2003 with $51 thousand of OREO property.  During 2003, we acquired one property for $10 thousand through foreclosure.  Also during the year, we sold two properties with a carrying amount of $61 thousand for a net gain of $12 thousand.

We started 2002 with $294 thousand of OREO property.  During 2002, we acquired two properties totaling $114 thousand through foreclosure.  Also during the year, we sold seven properties with a carrying amount of $317 thousand for a net gain of $40 thousand.  We received other payments on foreclosed properties of $41 thousand.

We started 2001 with $425 thousand of OREO property.  During 2001, we acquired five properties totaling $222 thousand through foreclosure.  Also during the year, we sold five properties with a carrying amount of $290 thousand for a net gain of $103 thousand.  We received other payments on foreclosed properties of $57 thousand.

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

In the following table, the allowance has been allocated among the loan categories indicated solely for purposes of complying with disclosure requirements of the Securities and Exchange Commission.  However, this allocation should not be interpreted as a projection of (I) likely sources of future charge-offs, (II) likely proportional distribution of future charge-offs among loan categories or (III) likely amounts of future charge-offs.  Since we regard the allowance as a general balance and have assigned unallocated values to categories in the table solely for purposes of compliance with the disclosure requirements, the amounts presented do not represent the total balance available to absorb future charge-offs that might occur within the designated categories.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2005	2004	2003	2002	2001
Commercial, Financial and Agricultural	$ 1,574	$ 1,430	$ 2,554	$ 3,662	$2,922
Real Estate-Commercial	3,160	2,632	1,381	916	731
Real Estate-Construction	---	---	---	---	---
Real Estate-Residential Mortgage	1,569	1,411	1,576	1,458	997
Installment Loans to Individuals	5,294	4,392	4,293	4,253	4,012
Unallocated	644	2,181	2,038	904	1,058
Total	$12,241	$12,046	$11,842	$11,193	$9,720

PERCENT OF LOANS IN EACH CATEGORY TO TOTAL LOANS

	2005	2004	2003	2002	2001
Commercial, Financial and Agricultural	8%	9%	10%	10%	10%
Real Estate-Commercial	17	16	13	12	11
Real Estate-Construction	1	1	1	1	1
Real Estate-Residential Mortgage	38	39	38	36	34
Installment Loans to Individuals	36	35	38	41	44
Total	100%	100%	100%	100%	100%

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2005		2004		2003
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 174,762	--%	$ 163,029	--%	$ 144,665	--%
Interest-Bearing Demand Deposits	314,836	1.18	350,047	1.06	325,593	1.28
Regular and Money Market Savings	296,159	0.86	290,352	0.68	275,255	0.81
Time Deposits of $100,000 or More	126,919	3.10	69,431	2.16	73,307	2.40
Other Time Deposits	198,130	2.89	174,746	2.46	192,682	2.90
Total Deposits	$1,110,806	1.43	$1,047,746	1.10	$1,011,502	1.36

During 2005, average deposit balances increased by $63.1 million, or 6.0%, over the average for 2004.  Early in April we acquired approximately $62 million of deposit balances in the branch purchase transaction.  This would account for approximately $45 million of the increase in average balances over the full year.  The remaining increase was generated from our pre-existing branch network.

During 2004, average deposit balances increased by $36.2 million, or 3.6%, from 2003.  Although we opened a branch in Queensbury, NY in June 2004, nearly all of the increase in deposit balances during 2004 was generated from our pre-existing branch network.  No branches were purchased in 2004.

During 2003, average deposit balances increased by $83.9 million, or 9.0%, from 2002.  The increase in deposit balances during 2003 was largely generated from our pre-existing branch network, although we did open one branch.  No branches were acquired in 2003.

The following table presents the quarterly average balance by deposit type and the percentage of total deposits represented by each deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Demand Deposits	$ 179,555	$ 186,055	$ 173,194	$ 159,903	$ 166,433
Interest-Bearing Demand Deposits	332,541	304,489	317,774	304,344	348,795
Regular and Money Market Savings	289,567	301,734	305,338	287,914	293,883
Time Deposits of $100,000 or More	136,703	123,750	137,875	109,080	73,775
Other Time Deposits	214,330	208,232	194,692	174,722	170,857
Total Deposits	$1,152,696	$1,124,260	$1,128,873	$1,035,963	$1,053,743

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net deposit growth in the first quarter of the year, but more significant growth in the second quarter.  Average deposit balances followed this pattern for the first two quarters of 2005.  The average balance of deposits actually decreased from the fourth quarter of 2004 to the first quarter of 2005.  Excluding the impact of our acquisition of three branches in April 2005, all categories of deposits (except regular and money market savings) experienced growth in the second quarter of 2005 above first quarter balances.  Although average deposit balances for the third quarter of 2005 (when municipal deposits are at a seasonal low) were down slightly from the second quarter average balances, we did experience increases in consumer and business account balances.  The increase in average balances from the third quarter of 2005 to the fourth quarter of 2005 was attributable to a seasonal  inflow of municipal deposits, which are primarily held in either NOW or short-term time deposits.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Demand Deposits	15.6%	16.5%	15.3%	15.4%	15.8%
Interest-Bearing Demand Deposits	28.8	27.1	28.1	29.4	33.1
Regular and Money Market Savings	25.1	26.9	27.1	27.8	27.9
Time Deposits of $100,000 or More	11.9	11.0	12.2	10.5	7.0
Other Time Deposits	18.6	18.5	17.3	16.9	16.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2004
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.56	1.15	1.05	0.92	0.96
Regular and Money Market Savings	0.99	0.89	0.81	0.76	0.73
Time Deposits of $100,000 or More	3.65	3.25	2.84	2.57	2.25
Other Time Deposits	3.22	2.93	2.75	2.56	2.46
Total Deposits (Including Non-Interest-Bearing)	1.73	1.45	1.34	1.19	1.08

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

After the Federal Reserve Board began its recent series of rate increases in June 2004, cited earlier, our cost of deposits continued to fall in the third quarter of 2004 as maturing time deposits were still repricing at lower rates.  By the fourth quarter of 2004 and throughout 2005, however, our average cost of deposits increased each quarter.  We expect that this trend will continue until the Federal Reserve Board discontinues its current series of interest rate increases, and may continue slightly beyond that point due to the time lag between Federal Reserve rate changes and our repricing of time deposits.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2005 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$ 94,857
Three to Six Months	14,922
Six to Twelve Months	25,084
2007	11,544
2008	2,433
2009	3,173
2010	2,500
2011 and Beyond	113
Total	$154,626

D. LIQUIDITY

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need.

Securities available-for-sale represent a primary source of our balance sheet cash flow.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank (“FHLB”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million.  The average balance throughout 2005 was $1.2 million and there was no period-end balance.  We have established overnight and 30 day term lines of credit with the FHLB; each of these lines provided for a maximum borrowing line of $118.3 million at December 31, 2005.  We borrowed only on the overnight line of credit with the FHLB during 2005.  The average balance throughout 2005 was $9.6 million and the period-end balance was $2.0 million.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.

In addition, we have in place modest borrowing facilities from correspondent banks and also have identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding accessible in relatively short time periods.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2005, the amount available under this facility was $130.8 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of cash flows from our investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in our portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $117.4 million at December 31, 2005, a decrease of $612.9 thousand, or 0.5%, from the prior year-end.  Despite net income of $18.6 million, shareholders’ equity decreased in 2005 due primarily to: i) cash dividends ($9.6 million), ii) repurchases of our own common stock ($7.5 million) and, iii) other comprehensive losses ($5.0 million).  The primary component of other comprehensive losses in 2005 was net unrealized losses in our securities available-for-sale portfolio.  These unrealized losses were the result of the fact that as interest rates rose throughout 2005, the value of our portfolio fell, as nearly all of the securities were at fixed interest rates.

In each of 2004 and 2003, we privately placed $10 million of capital securities issued by a subsidiary Delaware business trust specifically formed for such purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of December 31, 2005.  These securities have certain features that make them an attractive funding vehicle.  Under final rules issued by the Federal Reserve on February 28, 2005, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital under capital adequacy guidelines discussed below.  See Note 12 to the Consolidated Financial Statements included in Part II, Item 8 for a further description of our trust preferred securities.  At December 31, 2004, we redeemed a $5 million issue of trust preferred securities originally issued and sold by us in 1999.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to our holding company and subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For Arrow, Tier 1 capital is comprised of common shareholders' equity and the trust preferred securities issued by our two unconsolidated subsidiaries (see the second previous paragraph), less intangible assets.  Total capital, for this risk-based capital standard, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of our allowance for loan losses.

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2005:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	12.6%	13.1%	10.3%
Total Risk-Based Capital Ratio	13.8	14.3	12.2
Tier 1 Leverage Ratio	8.4	8.4	8.3

At December 31, 2005 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

The source of funds for the payment of shareholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  There are various legal and regulatory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2005, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $35.8 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5., "Market for the Registrant's Common Equity and Related Stockholder Matters" for a recent history of our cash dividend payments.

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

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$157,000	$32,000	$25,000	$40,000	$60,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Capital Lease Obligations	---	---	---	---	---
Operating Lease Obligations[3]	2,763	267	535	437	1,524
Purchase Obligations	---	---	---	---	---
Total	$179,763	$32,267	$25,535	$45,437	$81,524

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

3 See Note 22 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

H. FOURTH QUARTER RESULTS

We reported net income of $4.7 million for the fourth quarter of 2005, a decrease of $258 thousand, or 5.2%, from the fourth quarter of 2004.  Diluted earnings per common share for the fourth quarter of 2005 was $.45, a decrease of $.01, or 2.2%, from the $.46 amount for the fourth quarter of 2004.  The change in earnings was primarily attributable to the following: (i) a $402 thousand decrease in net interest income, (ii) a $128 thousand increase in the provision for loan losses, (iii) a $122 thousand increase in other income, (iv) a $145 thousand increase in other expense, and (v) a $295 thousand decrease in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes in net income and changes in financial condition are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended December 31,
	2005	2004
Interest and Dividend Income	$19,190	$17,041
Interest Expense	7,272	4,721
Net Interest Income	11,918	12,320
Provision for Loan Losses	404	276
Net Interest Income after Provision for Loan Losses	11,514	12,044
Other Income	3,690	3,568
Other Expense	8,528	8,383
Income Before Provision for Income Taxes	6,676	7,229
Provision for Income Taxes	1,986	2,281
Net Income	$ 4,690	$ 4,948

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	10,362	10,444
Diluted	10,519	10,696
Basic Earnings Per Common Share	$.45	$.47
Diluted Earnings Per Common Share	.45	.46
Cash Dividends Per Common Share	.24	.22

AVERAGE BALANCES:
Assets	$1,516,029	$1,389,030
Earning Assets	1,443,474	1,318,540
Loans	988,567	876,616
Deposits	1,152,696	1,053,743
Shareholders’ Equity	116,007	115,287

SELECTED RATIOS (Annualized):
Return on Average Assets	1.23%	1.42%
Return on Average Equity	16.04%	17.07%
Net Interest Margin [2]	3.46%	3.91%

Net Charge-offs to Average Loans	.15%	.13%
Provision for Loan Losses to Average Loans	.16%	.13%

1 Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of December 31, 2005, a 200 basis point increase in interest rates demonstrated a 4.82% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 0.77% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from June 2004 through January 2006 that resulted in fourteen 25 basis point increases in prevailing rates.  We believe that continued increases in prevailing interest rates will have a continuing short to medium-term negative impact on our net interest margin and net interest income as well.  We are not able to predict with certainty what the magnitude of these effects would be.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2005 and 2004

Consolidated Statements of Income

for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Arrow’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Arrow Financial Corporation (“Arrow”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Arrow’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Arrow’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Arrow Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, Arrow maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 13, 2006

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2005	2004
ASSETS
Cash and Due from Banks	$ 35,558	$ 29,805
Federal Funds Sold	---	7,000
Cash and Cash Equivalents	35,558	36,805

Securities Available-for-Sale	326,363	325,248
Securities Held-to-Maturity (Approximate Fair
Value of $118,495 in 2005 and $111,058 in 2004)	118,123	108,117

Loans	996,545	875,311
Allowance for Loan Losses	(12,241)	(12,046)
Net Loans	984,304	863,265
Premises and Equipment, Net	15,884	14,939
Other Real Estate and Repossessed Assets, Net	124	136
Goodwill	14,452	10,717
Other Intangible Assets, Net	2,885	1,019
Other Assets	21,910	17,703
Total Assets	$1,519,603	$1,377,949

LIABILITIES
Deposits:
Demand	$ 179,441	$ 167,667
Regular Savings, N.O.W. & Money Market Deposit Accounts	610,524	607,820
Time Deposits of $100,000 or More	154,626	85,906
Other Time Deposits	221,172	170,887
Total Deposits	1,165,763	1,032,280
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	41,195	42,256
Other Short-Term Borrowings	1,859	1,720
Federal Home Loan Bank Advances	157,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	20,000
Other Liabilities	16,365	13,659
Total Liabilities	1,402,182	1,259,915

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,883,064 Shares Issued at December 31, 2005 and 13,478,703 Shares Issued at December 31, 2004	13,883	13,479
Surplus	139,442	127,312
Undivided Profits	21,402	23,356
Unallocated ESOP Shares (83,312 Shares in 2005
and 93,273 Shares in 2004)	(1,163)	(1,358)
Accumulated Other Comprehensive (Loss) Income	(4,563)	429
Treasury Stock, at Cost (3,434,589 Shares at December 31,
2005 and 3,189,452 Shares at December 31, 2004)	(51,580)	(45,184)
Total Shareholders’ Equity	117,421	118,034
Total Liabilities and Shareholders’ Equity	$1,519,603	$1,377,949

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2005	2004	2003
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$54,361	$50,598	$54,571
Interest on Federal Funds Sold	96	138	92
Interest and Dividends on Securities Available-for-Sale	13,579	13,759	12,439
Interest on Securities Held-to-Maturity	4,091	3,948	3,629
Total Interest and Dividend Income	72,127	68,443	70,731
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	3,937	1,504	1,756
Other Deposits	11,989	9,973	11,973
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	725	369	356
Other Short-Term Borrowings	21	9	7
Federal Home Loan Bank Advances	6,243	6,207	6,751
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	1,199	1,144	767
Total Interest Expense	24,114	19,206	21,610
NET INTEREST INCOME	48,013	49,237	49,121
Provision for Loan Losses	1,030	1,020	1,460
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	46,983	48,217	47,661
OTHER INCOME
Income from Fiduciary Activities	4,676	4,226	3,647
Fees for Other Services to Customers	7,372	7,512	6,776
Net Gains on Securities Transactions	364	362	755
Insurance Commissions	1,682	261	16
Other Operating Income	854	831	1,153
Total Other Income	14,948	13,192	12,347
OTHER EXPENSE
Salaries and Employee Benefits	20,693	19,824	18,967
Occupancy Expense of Premises, Net	2,914	2,695	2,524
Furniture and Equipment Expense	2,875	2,648	2,774
Other Operating Expense	8,707	7,805	8,220
Total Other Expense	35,189	32,972	32,485

INCOME BEFORE PROVISION FOR INCOME TAXES	26,742	28,437	27,523
Provision for Income Taxes	8,103	8,959	8,606
NET INCOME	$18,639	$19,478	$18,917
Average Shares Outstanding:
Basic	10,420	10,426	10,452
Diluted	10,596	10,675	10,693
Earnings Per Common Share:
Basic	$ 1.79	$ 1.87	$ 1.81
Diluted	1.76	1.82	1.77

All share and per share amounts have been adjusted for the 2005 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2002	10,468,895	$10,469	$115,110	$13,611	$(1,822)	$ 3,253	$(39,219)	$101,402
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,917	---	---	---	18,917
Decrease in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $726)	---	---	---	---	---	436	---	436
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $3,578)	---	---	---	---	---	(2,151)	---	(2,151)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $755)	---	---	---	---	---	(454)	---	(454)
Other Comprehensive Loss								(2,169)
Comprehensive Income								16,748

Five for Four Stock Split	2,617,224	2,617	(2,617)	---	---	---	---	---
Cash Dividends Paid, $.79 per Share	---	---	---	(8,225)	---	---	---	(8,225)
Stock Options Exercised (55,150 Shares)	---	---	265	---	---	---	378	643
Shares Issued Under the Directors’ Stock Plan (2,253 Shares)	---	---	41	---	---	---	16	57
Shares Issued Under the Employee Stock Purchase Plan (29,026 Shares)	---	---	389	---	---	---	209	598
Tax Benefit for Disposition of Stock Options	---	---	109	---	---	---	---	109
Purchase of Treasury Stock (234,357 Shares)	---	---	---	---	---	---	(5,558)	(5,558)
Allocation of ESOP Stock (4,254 Shares)	---	---	38	---	53	---	---	91
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	19,478	---	---	---	19,478
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $131)	---	---	---	---	---	(79)	---	(79)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $602)	---	---	---	---	---	(362)	---	(362)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $362)	---	---	---	---	---	(214)	---	(214)
Other Comprehensive Loss								(655)
Comprehensive Income								18,823

3% Stock Dividend	392,584	393	11,032	(11,425)	---	---	---	---
Cash Dividends Paid, $.86 per Share	---	---	---	(9,000)	---	---	---	(9,000)
Stock Options Exercised (98,104 Shares)	---	---	243	---	---	---	750	993
Shares Issued Under the Directors’ Stock Plan (2,533 Shares)	---	---	56	---	---	---	19	75
Shares Issued Under the Employee Stock Purchase Plan (24,776 Shares)	---	---	405	---	---	---	193	598
Tax Benefit for Disposition of Stock Options	---	---	409	---	---	---	---	409
Purchase of Treasury Stock (89,554 Shares)	---	---	---	---	---	---	(2,453)	(2,453)
Acquisition of Subsidiary (62,805 Shares)	---	---	1,427	---	---	---	481	1,908
Allocation of ESOP Stock (29,626 Shares)	---	---	405	---	411	---	---	816
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034

(Continued on Next Page)

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,639	---	---	---	18,639
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $742)	---	---	---	---	---	(446)	---	(446)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $7,197)	---	---	---	---	---	(4,327)	---	(4,327)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $364)	---	---	---	---	---	(219)	---	(219)
Other Comprehensive Loss								(4,992)
Comprehensive Income								13,647

3% Stock Dividend	404,361	404	10,631	(11,035)	---	---	---	---
Cash Dividends Paid, $.92 per Share	---	---	---	(9,558)	---	---	---	(9,558)
Stock Options Exercised (95,849 Shares)	---	---	117	---	---	---	864	981
Shares Issued Under the Directors’ Stock Plan (4,381 Shares)	---	---	81	---	---	---	39	120
Shares Issued Under the Employee Stock Purchase Plan (22,243 Shares)	---	---	377	---	---	---	200	577
Tax Benefit for Disposition of Stock Options	---	---	684	---	---	---	---	684
Purchase of Treasury Stock (270,659 Shares)	---	---	---	---	---	---	(7,528)	(7,528)
Acquisition of Subsidiary (3,227 Shares)	---	---	62	---	---	---	29	91
Allocation of ESOP Stock (13,397 Shares)	---	---	178	---	195	---	---	373
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421

  Per share amounts and share data have been adjusted for subsequent stock splits and dividends, including the most recent 2005 3% stock dividend.

  Included in the shares issued for the stock dividend in 2005 were treasury shares of 100,145 and unallocated ESOP shares of 2,436.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2005	2004	2003
Net Income	$ 18,639	$ 19,478	$ 18,917
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,030	1,020	1,460
Depreciation and Amortization	2,807	3,150	4,912
Compensation Expense for Allocated ESOP Shares	195	405	91
Gains on the Sale of Securities Available-for-Sale	(372)	(532)	(988)
Losses on the Sale of Securities Available-for-Sale	8	170	233
Loans Originated and Held-for-Sale	(8,581)	(17,675)	(18,049)
Proceeds from the Sale of Loans Held-for-Sale	8,632	18,078	18,539
Net Gains on the Sale of Loans	(122)	(336)	(489)
Net (Gains) Losses on the Sale of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(32)	93	152
Deferred Income Tax Expense	190	597	2,231
Shares Issued Under the Directors’ Stock Plan	120	75	57
(Increase) Decrease in Interest Receivable	(532)	87	259
Increase (Decrease) in Interest Payable	267	(127)	(444)
Increase in Other Assets	(1,239)	(943)	(3,272)
Increase (Decrease) in Other Liabilities	2,671	(1,926)	2,433
Net Cash Provided By Operating Activities	23,681	21,614	26,042

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	50,289	39,337	122,458
Proceeds from the Maturities and Calls of Securities Available-for-Sale	31,840	57,168	152,763
Purchases of Securities Available-for-Sale	(91,534)	(73,883)	(294,011)
Proceeds from the Maturities of Securities Held-to-Maturity	8,481	4,851	2,116
Purchases of Securities Held-to-Maturity	(18,688)	(7,402)	(33,477)
Net Increase in Loans	(114,525)	(21,944)	(57,198)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	939	891	874
Purchase of Premises and Equipment	(1,587)	(1,846)	(1,531)
Net Cash Used In Investing Activities	(134,785)	(2,828)	(108,006)

Financing Activities:
Net Increase (Decrease) in Deposits	71,271	(14,336)	88,144
Net (Decrease) Increase in Short-Term Borrowings	(922)	3,040	(7,562)
Proceeds from Federal Home Loan Bank Advances	162,000	79,800	40,000
Repayments of Federal Home Loan Bank Advances	(155,000)	(79,800)	(35,000)
Repayment of Trust Preferred Securities	---	(5,000)	---
Proceeds from Issuance of Trust Preferred Securities	---	10,000	10,000
Purchase of Treasury Stock	(7,528)	(2,453)	(5,558)
Net Increase from Branch Acquisitions	47,083	---	---
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,558	1,591	1,241
Tax Benefit for Disposition of Stock Options	684	409	109
Acquisition of Subsidiary	91	31	---
Common Stock Purchased by ESOP	178	411	---
Cash Dividends Paid	(9,558)	(9,000)	(8,225)
Net Cash Provided By (Used In) Financing Activities	109,857	(15,307)	83,149
Net (Decrease) Increase in Cash and Cash Equivalents	(1,247)	3,479	1,185
Cash and Cash Equivalents at Beginning of Year	36,805	33,326	32,141
Cash and Cash Equivalents at End of Year	$35,558	$36,805	$33,326
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$23,847	$19,332	$22,055
Income Taxes	6,447	10,228	1,224
Non-cash Investing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	893	928	990
Loans Securitized and Transferred to Securities Available-for-Sale	---	---	11,512
Decrease in Trust Preferred Securities	---	---	(15,000)
Increase in Junior Subordinated Obligations	---	---	15,000
Increase in Other Assets Representing Investment in Subsidiary Trusts	---	---	(465)
Increase in Deposits Representing Cash Held at Subsidiary Banks by Subsidiary Trusts	---	---	465

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands, Except Per Share Amounts)

Arrow Financial Corporation (“Arrow”) is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956.  The accounting and reporting policies of Arrow Financial Corporation and its subsidiaries conform to accounting principles generally accepted in the United States of America and general practices within the banking industry in all material respects.

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

Cash and Cash Equivalents - Cash and cash equivalents include the following items:  cash at branches, due from bank balances, cash items in the process of collection and federal funds sold.

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

Loans and Allowance for Loan Losses - Interest income on loans is accrued and credited to income based upon the principal amount outstanding.  Loan fees and costs directly associated with loan originations are deferred and amortized as an adjustment to yield over the lives of the loans originated.

From time to time, Arrow has sold (with servicing retained) residential real estate loans at or shortly after origination.  At any point, the amount of loans pending settlement are not material, as well as any loan commitments on loans intended for sale (which under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are considered derivatives).  All student loans are sold to Sallie Mae (along with servicing) at origination.  Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.

Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely.

The allowance for loan losses is maintained by charges to operations based upon an evaluation of the loan portfolio, current economic conditions, past loan losses and other factors.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  In general, when loans are 120 days past due, an evaluation of  estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  In management’s opinion, the balance of the allowance for loan losses, at each balance sheet date, is sufficient to provide for probable loan losses.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal and State regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses.  Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Arrow accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."  SFAS No. 114, as amended, which requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets - Arrow adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions," during the quarter ended September 30, 2002.  SFAS No. 147 affects the accounting for an unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeded the fair value of the assets acquired.  Under SFAS No. 147, if such a transaction met the criteria for a business combination, the carrying amount of the unidentifiable intangible asset is reclassified to goodwill (reclassified goodwill) as of the date SFAS No. 142 was applied in its entirety, which for Arrow was January 1, 2002.  The carrying amounts of any recognized intangible assets that meet the recognition criteria of SFAS No. 141 that have been included in the amount reported as an unidentifiable intangible asset, and for which separate accounting records have been maintained, should be accounted for apart from the unidentifiable intangible asset and should not be reclassified to goodwill.  The reclassified goodwill should be accounted for and reported prospectively as goodwill under SFAS No. 142, for which amortization is not required, but which must be evaluated annually for impairment.  Annually, we test for any impairment of goodwill and other intangible assets by comparing the carrying amount of those assets to the fair value of each reporting unit’s intangible assets, applying rates derived from recent actual transactions.

In April 2005, Arrow completed the cash purchase of three branches from HSBC Bank USA, N.A.  Arrow recorded the following intangible assets as a result of the acquisition: goodwill ($3,690) and core deposit intangible asset ($2,247).  The value of the core deposit intangible asset is being amortized over ten years.

In November 2004, Arrow acquired all of the outstanding shares of common stock of CFG in a tax-free exchange for Arrow’s common stock (62,805 shares, as restated for stock dividends).  As adjusted for subsequent contingency payments, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,460), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The amount of additional goodwill recorded in 2005 was $91 (3,227 shares).

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts of other recognized intangible assets that meet the recognition criteria of SFAS No. 141 and for which separate accounting records have been maintained (core deposit intangibles and mortgage servicing rights), have been included in the consolidated balance sheet as Other Intangible Assets, Net.  Core deposit intangibles are being amortized on a straight-line basis over a period of ten to fifteen years.

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  Arrow accounts for mortgage servicing rights under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2005 or 2004.

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

Stock-Based Compensation Plans – Arrow also sponsors an Employee Stock Purchase Plan (“ESPP”) under which employees purchased Arrow’s common stock at a 15% discount below market price at the time of purchase for the first two months of 2005 and prior to then.  This discount was changed to 5% discount below market price for all subsequent purchases.  Under APB 25, a plan with a discount of 15% or less is not considered compensatory and expense is not recognized.  Under SFAS No. 123, however, a stock purchase plan with a discount in excess of 5% is considered a compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.

Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  Arrow accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Prior to 2006, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted did impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.  See also Note 14.  Beginning in 2006, one of the provisions of FASB Statement 123(R), “Accounting for Stock-Based Compensation,” requires that a company expense, at grant date, the fair value of options granted.  This requirement was optional under SFAS No. 123.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2005, Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period, due to the required adoption of FASB Statement 123(R) on January 1, 2006.  The cost of accelerating the vesting, in the 2005 period, that would have been recognized under FASB Statement No. 123 is reflected in the following table, which illustrates the effect on net income and earnings per share if Arrow had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
Net Income, as Reported	$18,639	$19,478	$18,917
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	944	553	426
Pro Forma Net Income	$17,695	$18,925	$18,491
Earnings per Share:
Basic - as Reported	$1.79	$1.87	$1.81
Basic - Pro Forma	1.70	1.82	1.77
Diluted - as Reported	1.76	1.82	1.77
Diluted - Pro Forma	1.67	1.77	1.73

No options were granted in 2005.  The weighted-average fair value of options granted during 2004 and 2003 was $8.01 and $6.12, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yields of 2.88% and 3.28%; expected volatility of 28.4% and 27.2%; risk free interest rates of 3.78% and 3.76%; and expected lives of 7.0 years for each year.  The effects of applying SFAS No. 123 on the pro forma net income may not be representative of the effects of future grants on pro forma net income for future years.

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, Arrow receives cash from a counterparty in exchange for the transfer of securities to a third party custodian’s account that explicitly recognizes Arrow’s interest in the securities.  These agreements are accounted for by Arrow as secured financing transactions, since it maintains effective control over the transferred securities, and meets other criteria for such accounting as specified in SFAS No. 140.  Accordingly, the cash proceeds are recorded as borrowed funds, and the underlying securities continue to be carried in Arrow’s securities available-for-sale portfolio.

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24.  As of December 31, 2005 and 2004, and during 2005, 2004 and 2003, Arrow had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

Recent Accounting Pronouncements – In December 2004, the FASB issued a revised Statement of Financial Accounting Standards No. 123 (“SFAS No. 123R”), “Share-Based Payment.”  For Arrow, SFAS No. 123R, as amended, requires that, beginning with the first quarter of 2006, the cost of employee services received in exchange for an award of equity instruments be measured on the grant date at the fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which was typically four years for Arrow.

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserves at December 31, 2005 and 2004 was approximately $13,915 and $15,043, respectively.

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

Included in mutual funds and equity securities are Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  FHLB and FRB stock are restricted investment securities and amounted to $8,499 and $802 at December 31, 2005, respectively and $7,613 and $745 at December 31, 2004, respectively.  The required level of FHLB stock is based on the amount of FHLB borrowings (see Note 11) and is pledged to secure those borrowings.

A summary of the amortized costs and the approximate fair values of securities at December 31, 2005 and 2004 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2005:
U.S. Treasury and Agency Obligations	$ 65,904	$ 64,408	$ ---	$1,496
State and Municipal Obligations	10,725	10,815	154	64
Collateralized Mortgage Obligations	123,978	122,141	---	1,837
Other Mortgage-Backed Securities	109,396	106,753	255	2,898
Corporate and Other Debt Securities	12,223	11,838	---	385
Mutual Funds and Equity Securities	10,401	10,408	10	3
Total Securities Available-for-Sale	$332,627	$326,363	$ 419	$6,683

December 31, 2004:
U.S. Treasury and Agency Obligations	$ 56,918	$ 56,329	$ 4	$ 593
State and Municipal Obligations	8,340	8,492	152	---
Collateralized Mortgage Obligations	120,697	121,732	1,085	50
Other Mortgage-Backed Securities	116,334	116,809	1,465	990
Corporate and Other Debt Securities	12,333	12,500	235	68
Mutual Funds and Equity Securities	9,328	9,386	61	3
Total Securities Available-for-Sale	$323,950	$325,248	$3,002	$1,704

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2005:
State and Municipal Obligations	$118,123	$118,495	$ 1,418	$ 1,046

December 31, 2004:
State and Municipal Obligations	$108,117	$111,058	$ 3,352	$ 411

NOTE 3:

SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2005 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 997	$ 990	$ ---	$ ---
State and Municipal Obligations	2,429	2,428	26,140	26,170
Collateralized Mortgage Obligations	3,867	3,855	---	---
Other Mortgage-Backed Securities	883	889	---	---
Total	8,176	8,162	26,140	26,170

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	64,907	63,418	---	---
State and Municipal Obligations	6,078	6,057	62,416	63,020
Collateralized Mortgage Obligations	110,053	108,300	---	---
Other Mortgage-Backed Securities	89,770	87,291	---	---
Corporate and Other Debt Securities	9,227	8,842	---	---
Total	280,035	273,908	62,416	63,020

From 5 - 10 Years:
State and Municipal Obligations	396	410	26,743	26,512
Collateralized Mortgage Obligations	10,058	9,986
Other Mortgage-Backed Securities	16,172	15,987	---	---
Total	26,626	26,383	26,743	26,512

Over 10 Years:
State and Municipal Obligations	1,822	1,920	2,824	2,793
Other Mortgage-Backed Securities	2,571	2,586	---	---
Corporate and Other Debt Securities	2,996	2,996	---	---
Mutual Funds and Equity Securities	10,401	10,408	---	---
Total	17,790	17,910	2,824	2,793
Total Securities	$332,627	$326,363	$118,123	$118,495

The following table sets forth the components of interest and dividend income on securities available-for-sale and securities held-to-maturity for the year ending December 31:

Components of Investment Securities Interest and Dividend Income	2005	2004	2003
Securities Available-for-Sale:
Taxable Interest Income	$ 7,526	$ 7,588	$ 7,664
Nontaxable Interest Income	5,456	5,575	4,191
Dividend Income	597	596	584
Total Interest and Dividend Income, on Securities Available-for-Sale	$13,579	$13,759	$12,439
Securities Held-to-Maturity
Taxable Interest Income	$ 581	$ 313	$ 246
Nontaxable Interest Income	3,510	3,635	3,383
Total Interest Income, on Securities Held-to-Maturity	$4,091	$3,948	$3,629

NOTE 3:

SECURITIES (Continued)

The fair value of securities pledged to secure repurchase agreements amounted to $41,195 and $42,256 at December 31, 2005 and 2004, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $317,730 and $282,290 at December 31, 2005 and 2004, respectively.  Other mortgage-backed securities at December 31, 2005 and 2004 included $5,468 and $17,213, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at December 31, 2005 and 2004, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2005	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$23,600	$396	$40,808	$ 1,100	$ 64,408	$1,496
State & Municipal Obligations	5,387	64	26	---	5,413	64
Collateralized Mortgage Obligations	112,385	1,564	9,721	273	122,106	1,837
Other Mortgage-Backed Securities	37,438	659	56,383	2,239	93,821	2,898
Corporate & Other Debt Securities	3,915	235	4,927	150	8,842	385
Mutual Funds and Equity Securities	22	3	23	---	45	3
Total Securities Available-for-Sale	$182,747	$2,921	$111,888	$3,762	$294,635	$6,683
Held-to-Maturity Portfolio
State & Municipal Obligations	15,615	221	18,845	825	34,460	1,046

The table above for December 31, 2005 consists of 290 securities where the current fair value is less than the related amortized cost.  With the exception of one holding, these unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The U.S. government agency securities are all rated AAA, as are the agency-backed CMOs and the mortgage-backed securities.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  The corporate bonds consist of four holdings where there has been no deterioration in credit worthiness of the issuing entity, and one corporate holding, General Motors Acceptance Corp. (“GMAC”), has experienced a deterioration in credit worthiness.  As of December 31, 2005 the GMAC note bond had a fair value of $1,799 and an amortized cost of $2,018, resulting in an unrealized loss of $219.  This unrealized loss represented 10.9% of the amortized cost.

GMAC is the primary finance arm of General Motors Corporation.  GMAC has had its credit rating dropped to Ba1 (Moody) as a result of the well-reported operational, financial and other issues of General Motors. Our analysis of GMAC, which has included recent discussions with analysts, reading relevant published General Motors and GMAC business articles and investor reports, has revealed that General Motors is considering selling all or part of GMAC.  Reportedly, the sale of GMAC would provide GM with a much needed cash inflow, as General Motors reportedly will be in a cash shortage within the next twelve to eighteen months.  Some analysts believe that if GMAC is not sold, General Motors may file for bankruptcy.  Our research has shown that if GMAC is sold to an entity with a strong credit assessment, GMAC or the new entity would likely have a stronger credit rating, which could cause an increase in GMAC debt pricing.  Reportedly, the sale of GMAC is likely.  The recent increase in GMAC bond prices provides an indicator that a sale may be forthcoming.  Our GMAC holding had a fair value of $1,799 at December 31, 2005 but has a fair value of $1,825 as of February 28, 2006.  Based upon our analysis of the GMAC situation, and our intent and ability to hold the GMAC note until our full value is recovered, we believe the GMAC loss is temporary.

The conclusion of management’s analysis is that the loss in this particular corporate bond is considered temporary and Arrow will continue to monitor the credit as appropriate.

NOTE 3:

SECURITIES (Continued)

December 31, 2004	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$19,665	$259	$21,609	$ 334	$ 41,274	$ 593
State & Municipal Obligations	577	1	---	---	577	1
Collateralized Mortgage Obligations	4,997	18	4,947	32	9,944	50
Other Mortgage-Backed Securities	21,710	231	46,704	759	68,414	990
Corporate & Other Debt Securities	5,049	68	---	---	5,049	68
Mutual Funds and Equity Securities	82	2	---	---	82	2
Total Securities Available-for-Sale	$52,081	$580	$73,260	$1,124	$125,341	$1,704
Held-to-Maturity Portfolio
State & Municipal Obligations	247	1	19,191	410	19,438	411

The above table represents 131 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Except for one unrated municipal obligation, no debt security has a current rating that is below investment grade, and most of the securities are rated “AAA.”  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed-rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Commercial, Financial and Agricultural	$ 84,300	$ 76,379
Real Estate - Commercial	168,101	137,107
Real Estate - Residential	376,820	342,957
Real Estate - Construction	10,082	7,868
Indirect Consumer Loans	352,014	300,672
Other Loans to Individuals	5,228	10,328
Total Loans	$996,545	$875,311

The carrying amount of net loans at December 31, 2005 and 2004 was $984,304 and $863,265, respectively.  The estimated fair value of net loans at December 31, 2005 and 2004 was $971,835 and $869,252, respectively.  Included in the carrying amount of loans in the table above are unamortized deferred loan origination costs, net of deferred loan origination fees, of $1,554 and $1,466 at December 31, 2005 and 2004, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are entered into on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $8,190 at December 31, 2005 and $7,589 at December 31, 2004.  During 2005, the amount of new loans and renewals extended to such related parties was $23,713 and the total of loan repayments was $23,112.

NOTE 4:

LOANS (Continued)

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11).  As of December 31, 2005, the amount of such pledged loans amounted to $211,945.

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2005	2004	2003
Nonaccrual Loans	$1,875	$2,103	$1,822
Loans Past Due 90 or More Days and Still Accruing Interest	373	6	685
Restructured Loans	---	---	---
Total Nonperforming Loans	$2,248	$2,109	$2,507

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2005	2004	2003
Gross Interest That Would Have Been Earned Under Original Terms	$156	$161	$160
Interest Included in Income	81	115	107

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2005	2004	2003
Balance at Beginning of Year	$12,046	$11,842	$11,193
Provision for Loan Losses	1,030	1,020	1,460
Recoveries	293	246	342
Charge-Offs	(1,128)	(1,062)	(1,153)
Balance at End of Year	$12,241	$12,046	$11,842

The balance of impaired loans, within the scope of SFAS No. 114, was $512 and $515 at December 31, 2005 and 2004, respectively.  The allowance for loan losses included $96 and $112 allocated to impaired loans at the same respective dates.  The average recorded investment in impaired loans for 2005, 2004 and 2003 was $512, $236 and $254, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2005 and 2004 is presented below:

	2005	2004
Land and Bank Premises	$19,746	$18,269
Equipment, Furniture and Fixtures	13,681	13,119
Leasehold Improvements	562	461
Total Cost	33,989	31,849
Accumulated Depreciation and Amortization	(18,105)	(16,910)
Net Premises and Equipment	$15,884	$14,939

Amounts charged to expense for depreciation and amortization totaled $1,230, $1,208 and $1,046 in 2005, 2004 and 2003, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

There was no other real estate owned at December 31, 2005 or 2004.  Repossessed assets totaled $124 and $136 at December 31, 2005 and 2004, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

INTANGIBLE ASSETS OTHER THAN GOODWILL (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2005, 2004 and 2003:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2005	$2,247	$283	$117	$686	$3,333
Accumulated Amortization	(307)	(79)	(25)	(37)	(448)
Net Carrying Amount, December 31, 2005	$1,940	$204	$ 92	$649	$2.885

Gross Carrying Amount, December 31, 2004	$ 560	$236	$117	$686	$1,599
Accumulated Amortization	(538)	(38)	(2)	(2)	(580)
Net Carrying Amount, December 31, 2004	$ 22	$198	$115	$684	$1.019

Gross Carrying Amount, December 31, 2003	$ 560	$118	---	---	$ 678
Accumulated Amortization	(501)	(11)	---	---	(512)
Net Carrying Amount, December 31, 2003	$ 59	$107	---	---	$ 166

Amortization Expense:
2005	$328	$41	$23	$35	$427
2004	$37	$27	$ 2	$ 2	$68
2003	$37	$11	---	---	$48
Estimated Annual Amortization Expense:[1,2,3,4]
2006	$378	$47	$24	$34	$483
2007	337	47	24	34	442
2008	296	47	23	34	400
2009	255	36	21	34	346
2010	214	20		34	268
Later Years	460	7		479	946

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

During 2005, Arrow acquired three branches in one transaction and recorded a core deposit intangible asset of $2,247.  During 2004, Arrow acquired all the common stock of an insurance agency and at the date of acquisition recorded intangible assets for a non-compete covenant of $117 and for the value of the existing customer base of $686.  During 2005 there were no impairment losses recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2005:

	Time Deposits of $100,000 or More	Other Time Deposits
2006	$134,863	$146,911
2007	11,544	39,329
2008	2,433	10,724
2009	3,173	13,471
2010	2,500	7,237
2011 and Beyond	113	3,500
Total	$154,626	$221,172

The carrying value of time deposits at December 31, 2005 and 2004 was $375,798 and $256,793, respectively. The estimated fair value of time deposits at December 31, 2005 and 2004 was $373,171 and $256,404, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLB yield curve, which is considered representative of Arrow’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2005	2004	2003
Balance at December 31	$41,195	$42,256	$39,515
Maximum Month-End Balance	74,203	58,555	52,988
Average Balance During the Year	48,810	46,597	43,501
Average Rate During the Year	1.48%	0.79%	0.82%
Rate at December 31	1.90%	0.83%	0.50%

Other Short-Term Borrowings:
Balance at December 31	$1,859	$1,720	$1,421
Maximum Month-End Balance	1,859	3,021	3,234
Average Balance During the Year	684	836	770
Average Rate During the Year	3.06%	1.06%	0.86%
Rate at December 31	3.93%	2.03%	0.73%

Average Aggregate Short-Term Borrowing Rate During the Year	1.51%	0.79%	0.82%

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

NOTE 11:

FHLB ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the FHLB each in the amount of $118,312.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock.  Participation in the FHLB program requires an investment in FHLB stock.  The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $8,499 and $7,613 at December 31, 2005 and 2004, respectively.  Arrow also borrows longer-term funds from the FHLB.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLB stock held by Arrow.  The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2005 and 2004 amounted to $220,441 and $226,503, respectively.  The table below presents information applicable to FHLB advances as of December 31, 2005 and 2004:

2005 Amount	2004 Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$ 2,000	$ ---	4.30%		Overnight	January 2, 2006
5,000	5,000	5.43%	March 11, 2001	Quarterly	March 11, 2008
10,000	10,000	4.73%			March 1, 2006
10,000	10,000	5.12%			February 14, 2011
10,000	10,000	5.18%			February 23, 2011
10,000	---	4.41%			April 5, 2006
10,000	---	4.46%	May 18, 2006	Quarterly	November 18, 2007
10,000	---	4.44%	May 25, 2006	Quarterly	November 26, 2007
10,000	10,000	4.44%	June 3, 2006	One Time	June 4, 2012
10,000	---	3.67%	October 6, 2006	Quarterly	October 6, 2015
10,000	10,000	2.89%			November 17, 2006
20,000	---	4.22%	November 30, 2006	Quarterly	November 30, 2010
10,000	---	4.24%	October 6, 2007	Quarterly	October 6, 2010
10,000	---	3.88%	October 6, 2007	Quarterly	October 6, 2015
10,000	---	4.41%	December 19, 2007	Quarterly	December 19, 2010
10,000	---	4.32%	October 6, 2008	One Time	October 9, 2012
---	10,000	4.01%	June 3, 2005	One Time	June 4, 2012
---	5,000	5.85%	February 22, 2001	Quarterly	November 22, 2005
---	5,000	5.90%	May 22, 2001	Quarterly	November 22, 2005
---	20,000	5.93%	November 2, 2001	Quarterly	November 2, 2005
---	5,000	5.98%	November 22, 2001	Quarterly	November 22, 2005
---	10,000	3.02%	August 22, 2005	One Time	August 7, 2007
---	10,000	1.91%			April 28, 2005
---	10,000	2.26%			November 17, 2005
---	10,000	2.55%			January 31, 2005
---	10,000	2.58%			February 15, 2005
$157,000	$150,000

The estimated fair value of FHLB advances was $156,851 and $152,675 at December 31, 2005 and 2004, respectively.  The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.  The table below presents the amounts of FHLB advances maturing in the next five years and beyond:

Final Maturity	Amount
2006	$ 32,000
2007	20,000
2008	5,000
2009	---
2010	40,000
Beyond	60,000
Total FHLB Advances	$157,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2005, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000.

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

The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III trust preferred securities") in the aggregate amount of $10,000.  The rate on the ACST III trust preferred securities is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.

On December 31, 2004, a third outstanding class of instruments previously issued by a subsidiary trust of Arrow was redeemed by that trust at a redemption price equal to the aggregate liquidation amount of the instruments, or $5,000.  The trust, Arrow Capital Trust I ("ACT I"), was established as a Delaware business trust in November 1999.  In December 1999, ACT I issued and sold to several unaffiliated purchasers 30-year guaranteed preferred beneficial interests in the trust's assets ("ACT I trust preferred securities") in the aggregate amount of $5,000 at a fixed rate of 9.50%.  ACT I used the proceeds from the sale of the ACT I trust preferred securities to acquire an identical amount ($5,000) of junior subordinated debentures issued by Arrow bearing an identical interest rate (9.50%).  On December 31, 2004, at the same time that ACT I redeemed all outstanding ACT I trust preferred securities, Arrow redeemed all $5,000 in aggregate principal amount of its junior subordinated debentures held by ACT I.

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

Arrow's primary source of funds to pay interest on the debentures held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2005, 2004 and 2003 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

The estimated fair value of the outstanding trust preferred securities and underlying junior subordinated debentures was $20,007 and $20,651 at December 31, 2005 and 2004, respectively.  The fair value of these securities was estimated based on the discounted value of contractual cash flows.  The discount rate utilized in the estimate was the published yield on seasoned BAA corporate debt securities on the date of valuation.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of December 31:

	2005	2004
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (796)	$(351)
Net Unrealized Securities Holding (Losses) Gains	(3,767)	780
Total Accumulated Other Comprehensive (Loss) Income	$(4,563)	$ 429

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2005.  All share and per share amounts have been adjusted for the 2005 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2005:
Basic EPS	$18,639	10,420	$1.79
Dilutive Effect of Stock Options	---	176
Diluted EPS	$18,639	10,596	$1.76
For the Year Ended December 31, 2004:
Basic EPS	$19,478	10,426	$1.87
Dilutive Effect of Stock Options	---	249
Diluted EPS	$19,478	10,675	$1.82
For the Year Ended December 31, 2003:
Basic EPS	$18,917	10,452	$1.81
Dilutive Effect of Stock Options	---	241
Diluted EPS	$18,917	10,693	$1.77

During a portion of 2005, options to purchase 66 shares of common stock at an average price of $31.09 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Antidilutive shares for 2004 and 2003 were 66 at an average price of $31.09 per share and 143 at an average price of $25.88, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2005, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $35,820.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2005 and 2004, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

NOTE 15:

REGULATORY MATTERS (Continued)

As of December 31, 2005, Arrow and both subsidiary banks qualified as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as “Well Capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2005 and 2004:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Arrow	$138,043	13.8%	$80,083	8.0%	$100,104	10.0%
Glens Falls National	119,707	14.3%	66,782	8.0%	83,478	10.0%
Saratoga National	20,381	12.2%	13,365	8.0%	16,706	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	125,799	12.6%	40,063	4.0%	60,095	6.0%
Glens Falls National	109,526	13.1%	33,392	4.0%	50,088	6.0%
Saratoga National	17,121	10.3%	6,681	4.0%	10,022	6.0%
Tier I Capital (to Average Assets):
Arrow	125,799	8.4%	60,263	4 0%	60,263	4.0%
Glens Falls National	109,526	8.4%	52,217	4.0%	65,272	5.0%
Saratoga National	17,121	8.3%	8,271	4.0%	10,339	5.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Arrow	$138,085	15.8%	$70,049	8.0%	$87,562	10.0%
Glens Falls National	110,739	14.9%	59,338	8.0%	74,172	10.0%
Saratoga National	20,771	15.1%	11,026	8.0%	13,783	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	127,086	14.5%	35,010	4.0%	52,515	6.0%
Glens Falls National	101,443	13.7%	29,662	4.0%	44,493	6.0%
Saratoga National	17,245	12.5%	5,514	4.0%	8,271	6.0%
Tier I Capital (to Average Assets):
Arrow	127,086	9.2%	55,075	4 0%	55,075	4.0%
Glens Falls National	101,443	8.4%	48,421	4.0%	60,527	5.0%
Saratoga National	17,245	10.0%	6,919	4.0%	8,648	5.0%

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

Arrow has multiple non-pension postretirement benefit plans.  The health care, dental and life insurance plans are contributory, with participants’ contributions adjusted annually.  Arrow’s policy is to fund the cost of postretirement benefits based on the current cost of the underlying policies.  However, the health care plan provision for automatic increases of Company contributions each year is based on the increase in inflation and is limited to a maximum of 5%.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  At December 31, 2005, in the following tables, the measures of the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost reflect the amount associated with the subsidy.

The following tables provide a reconciliation of the changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and fair value of the plans’ assets during the years ended December 31, 2005 and 2004, and a reconciliation of the funded status to the net amount recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation:
Benefit Obligation at January 1	$25,549	$23,627	$8,956	$6,645
Service Cost	1,132	1,011	113	199
Interest Cost	1,479	1,389	386	491
Plan Participants’ Contributions	---	---	186	154
Amendments	---	285	(876)	---
Actuarial Loss (Gain)	696	1,074	(943)	1,968
Benefits Paid	(1,430)	(1,837)	(590)	(501)
Benefit Obligation at December 31[1]	$27,426	$25,549	$7,232	$8,956

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$24,423	$23,810	$ ---	$ ---
Actual Return on Plan Assets	1,013	2,105	---	---
Employer Contributions	1,074	345	405	347
Plan Participants’ Contributions	---	---	186	154
Benefits Paid	(1,430)	(1,837)	(591)	(501)
Fair Value of Plan Assets at December 31	$25,080	$24,423	$ ---	$ ---

Funded Status	$(2,346)	$(1,127)	$(7,232)	$(8,956)
Unrecognized Transition Obligation	---	---	193	790
Unrecognized Prior Service Benefit	(1,177)	(1,280)	(499)	(244)
Unrecognized Net Loss	9,271	7,913	2,513	3,576
Net Amount Recognized	$ 5,748	$ 5,506	$(5,025)	$(4,834)
[1] Represents the projected benefit obligation for pension benefits and the accumulated benefit obligations for postretirement benefits.

NOTE 16:

RETIREMENT PLANS (Continued)

At December 31, 2005 and 2004, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $22,488 and $21,689, respectively, which compared with total plan assets of $25,080 and $24,423, respectively.  At December 31, 2005 and 2004, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $3,359 and $2,607, respectively, which compared with no plan assets at December 31, 2005 and 2004.

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 of both years:

	Pension Benefits Qualified Plan		Pension Benefits Non-Qualified Plan		Postretirement Benefits
	2005	2004	2005	2004	2005	2004
Prepaid Benefit Cost	$7,783	$7,531	$ ---	$ ---	$ ---	$ ---
Accrued Benefit Cost	---	---	(3,359)	(2,607)	(5,025)	(4,834)
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-Tax Charge)	---	---	1,324	582	---	---
Net Amount Recognized	$7,783	$7,531	$(2,035)	$(2,025)	$(5,025)	$(4,834)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service Cost	$1,132	$1,011	$ 738	$113	$199	$153
Interest Cost	1,479	1,389	1,344	386	491	384
Expected Return on Plan Assets	(2,143)	(2,093)	(1,623)	---	---	---
Amortization of Prior Service Cost (Credit)	(102)	(123)	(118)	(52)	(24)	(69)
Amortization of Transition (Asset) Obligation	---	---	---	29	111	40
Amortization of Net Loss	466	326	356	120	180	175
Net Periodic Benefit Cost	$ 832	$ 510	$ 697	$596	$957	$683

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Increase (Decrease) in Minimum Liability Included In Other Comprehensive Income or Loss	$742	$131	$(726)	---	---	---
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Rate of Compensation Increase	3.50%	3.50%	3.50%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	5.25%	5.25%	---	---	---
Interest Rate to Annuitize Cash Balance Account	4.75%	5.25%	5.25%	---	---	---

NOTE 16:

RETIREMENT PLANS (Continued)

Additional Information (Continued):	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.75%	6.00%	6.50%	5.75%	6.00%	6.50%
Expected Long-Term Return on Plan Assets	9.00%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	5.25%	5.25%	5.00%	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.25%	5.25%	5.00%	---	---	---

Arrow’s overall expected long-term rate of return on assets is 8.75%.  The expected long-term rate of return is based on the portfolio as a whole and not on the sum of the returns on individual asset categories.  The return is based principally on Arrow’s ten-year time-weighted historical returns of 8.95%, with an adjustment for expected returns.

The following table presents management’s estimated benefit payments for the next ten years:

Estimated Future Benefit Payments
	Qualified	Non-Qualified	Post Retirement Plan
Payment Period	Pension Plans	Pension Plan	Gross	Subsidy
2006	$ 769	$ 278	$ 413	$64
2007	758	264	412	72
2008	820	256	423	79
2009	868	243	475	44
2000	903	234	472	44
2011-2015	5,062	1,694	2,431	193

Assumed Health Care Cost Trend Rates at December 31
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits		Dental Care
	2005	2004	2005	2004	2005	2004	2005	2004
Health Care Cost Trend Rate Assumed for Next Year	10.00%	7.50%	8.00%	7.50%	12.00%	10.00%	5.50%	6.25%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.50%	5.50%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2010	2012	2010	2013	2010	2005	2005

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2005	$ 19	$(15)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2005	265	(234)

NOTE 16:

RETIREMENT PLANS (Continued)

Arrow’s pension plan weighted-average asset allocations at December 31, 2005, and 2004, by asset category are as follows:

	Plan Assets At December 31,
	2005	2004
Asset Category:
Cash	1.0%	0.6%
Mortgages	0.3	0.5
Debt Securities	---	1.0
Company Stock	5.3	5.8
Mutual Funds – Equity	73.8	72.4
Mutual Funds – Fixed Income	19.6	19.7
Total	100.0%	100.0%

At December 31, 2005 and 2004, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $16,846 and $17,676, respectively. At December 31, 2005 and 2004, plan assets also included 51 and 47 shares, respectively, of Arrow Financial Corporation common stock with a market value of $1,334 and $1,457, respectively.  During the respective years, the plan received $46 and $40 from cash dividends on Arrow’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow Financial Corp. common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

Pension Plan Investment Policies and Strategies:

 Return Requirements:

The portfolio should achieve an inflation-protected rate of return at least equal to the actuarial assumption of 8.75%.

Risk Tolerance:

The Plan has the flexibility to accept an average to above-average degree of risk.  Key factors to consider in reaching conclusions regarding risk tolerance are: (i) the pension plan must meet ERISA prudence requirements, which apply to the entire portfolio, not just its individual component securities, (ii) the Plan’s two key actuarial assumptions with regard to expected long-term return on plan assets and salary progression are 8.75% and 3.50%, respectively.  The expected long-term return on plan assets is reasonable relative to historic results over the last ten years of 8.95%.  The salary progression rate is in line with past results, (iii) the plan is valued annually, (iv) Arrow’s average employee age is reasonably low (43.0), and the time horizon is long, and (v) the Plan’s operating results have been relatively strong and consistent.

Asset Allocation:

The Plan’s limited liquidity requirements permit a low level of short-term reserves, which in any event do not meet the plan’s 8.75% return requirement.  All of the constraints suggest that moderate emphasis on common stocks is appropriate.  With historically low interest rates, a lower weighting in bonds is appropriate.  A separate asset allocation policy is reviewed by the Board on a regular basis and documented.

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

Cash Flows

Based on the funded status at December 31, 2005, Arrow does not expect to make a contribution to the qualified defined benefit pension plan during 2006.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  That amount is estimated to be $350 for 2006.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $105, $464 and $853 in 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2011.  Arrow’s ESOP expense amounted to $196, $500 and $450 in 2005, 2004 and 2003, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2005 were as follows:

Allocated Shares	737
Shares Released for Allocation During 2005	14
Unallocated Shares	82
Total ESOP Shares	833

Market Value of Unallocated Shares	$2,153

Under the employee stock purchase plan (“ESPP”), employees may purchase shares of Arrow’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 5% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings in accordance with SFAS No. 123.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

Arrow also sponsors a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $323, $667 and $525 for 2005, 2004 and 2003, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2005, approximately 221,000 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period, however, in December 2005 Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period due to the required adoption of FASB Statement 123(R) on January 1, 2006.

A summary of the status of Arrow’s stock option plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended is presented below (all share and per share data have been adjusted for stock splits and dividends, including the September 2005 3% stock dividend).

NOTE 18:

STOCK OPTION PLANS (Continued)

	2005		2004		2003
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	636,482	$18.34	669,048	$15.83	657,925	$14.44
Granted	---	---	65,920	31.09	66,412	26.24
Exercised	(98,723)	9.93	(98,074)	9.82	(55,147)	11.66
Forfeited	(615)	28.68	(412)	25.92	(142)	20.32
Outstanding at December 31	537,144	19.87	636,482	18.33	669,048	15.84
Exercisable at December 31	537,144	19.87	463,494	15.00	484,518	12.97

The following table summarizes information about Arrow’s stock options at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$11.00-$11.99	46,449	0.9	$11.34	46,449	$11.34
$12.00-$15.99	157,222	3.8	13.70	157,222	13.70
$16.00-$19.99	59,993	1.9	16.32	59,993	16.32
$20.00-$23.99	73,544	6.0	20.39	73,544	20.39
$24.00-$27.99	134,428	7.4	25.89	134,428	25.89
$28.00-$32.00	65,508	8.6	31.09	65,508	31.09
	537,144	5.2	19.87	537,144	19.87

NOTE  19:

SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of Arrow adopted a shareholder rights plan.  The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of Arrow.  Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $35.51 (adjusted for stock dividends and stock splits) per unit, subject to adjustment.  The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of Arrow’s common stock.  Rights held by such an acquiring person or persons may thereafter become void.  Under certain circumstances a right may become a right to purchase common stock or assets of Arrow or common stock of an acquiring corporation at a substantial discount.  Under certain circumstances, Arrow may redeem the rights at $.01 per right.  The rights will expire in April 2007 unless earlier redeemed or exchanged by Arrow.

NOTE 20:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2005	2004	2003
Legal and Other Professional Fees	$1,393	$1,225	$1,229
Computer Services	1,270	1,365	1,234
Postage	1,196	1,090	1,097
Stationery and Printing	1,035	864	933
Telephone and Communications	735	716	750
Advertising and Promotion	700	639	672
Intangible Asset Amortization (see Notes 1 and 8)	386	42	37
FDIC and Other Insurance	359	356	344
Charitable Contributions	164	170	160
All Other	1,469	1,338	1,764
Total Other Operating Expense	$8,707	$7,805	$8,220

NOTE 21:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2005	2004	2003
Federal	$7,134	$7,433	$5,940
State	779	929	435
Total Current Tax Expense	7,913	8,362	6,375
Deferred Tax Expense
Federal	154	531	1,817
State	36	66	414
Total Deferred Tax Expense	190	597	2,231
Total Provision for Income Taxes	$8,103	$8,959	$8,606

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2005, 2004 and 2003 to pre-tax income as a result of the following:

	2005	2004	2003
Computed Tax Expense at Statutory Rate	$9,360	$9,953	$9,633
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,757)	(1,747)	(1,685)
Nondeductible Interest Expense	151	119	130
State Taxes, Net of Federal Income Tax Benefit	533	647	552
Other Items, Net	(184)	(13)	(24)
Total Provision for Income Taxes	$8,103	$8,959	$8,606

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

Deferred Tax Assets:	2005	2004
Allowance for Loan Losses	$ 4,761	$4,678
Pension and Deferred Compensation Plans	3,160	3,061
Minimum Pension Liability	528	232
Net Unrealized Losses on Securities Available-for-Sale	2,498	---
Other	272	235
Total Gross Deferred Tax Assets	11,219	8,215

Deferred Tax Liabilities:
Pension Plans	3,123	3,003
Depreciation	709	818
Deferred Income	2,473	2,398
Net Unrealized Gains on Securities Available-for-Sale	---	517
Goodwill	1,677	1,352
Other	15	26
Total Gross Deferred Tax Liabilities	7,997	8,114
Net Deferred Tax Assets	$3,222	$ 101

Management believes that the realization of the recognized net deferred tax assets at December 31, 2005 and 2004 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2005 and 2004.

NOTE 22:

LEASE COMMITMENTS (In Thousands)

At December 31, 2005, Arrow was obligated under a number of noncancelable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2005 were as follows:

Operating Leases
2006	$ 267
2007	269
2008	266
2009	218
2010	219
Later Years	1,524
Total Minimum Lease Payments	$2,763

Arrow leases two of its branch offices, at market rates, from Stewart’s Shops Corp.  Gary Dake, president of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

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

Commitments to extend credit were $142,299 and $138,338 at December 31, 2005 and 2004, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34."  FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope.  Under FIN No. 45, Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(Continued)

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,984 and $2,630 at December 31, 2005 and 2004, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2005 and 2004 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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

In the normal course of business, Arrow and its subsidiary banks become involved in a variety of routine legal.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow.

 NOTE 24:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$118,123	$118,495	$108,117	$111,058
Net Loans (Note 4)	984,304	971,835	863,265	869,252
Time Deposits (Note 9)	375,798	373,171	256,793	256,404
FHLB Advances (Note 11)	157,000	156,851	150,000	152,675
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	20,007	20,000	20,651

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2005	2004
Interest-Bearing Deposits with Subsidiary Banks	$ 382	$ 9,293
Securities Available-for-Sale	491	453
Investment in Subsidiaries at Equity	139,121	130,443
Other Assets	3,921	3,745
Total Assets	$143,915	$143,934

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	6,494	5,900
Total Liabilities	26,494	25,900
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	117,421	118,034
Total Liabilities and Shareholders’ Equity	$143,915	$143,934

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2005	2004	2003
Dividends from Bank Subsidiaries	$ 6,100	$ 6,975	$ 9,726
Interest and Dividends on Securities Available-for-Sale	32	41	7
Other Income (Including Management Fees)	645	758	753
Net Gains on the Sale of Securities Available-for-Sale	45	11	13
Total Income	6,822	7,785	10,499

Expense:
Interest Expense	1,270	1,208	842
Salaries and Benefits	219	202	199
Occupancy and Equipment	3	4	1
Other Expense	632	763	669
Total Expense	2,124	2,177	1,711
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	4,698	5,608	8,788
Income Tax Benefit	746	579	410
Income Before Equity in Undistributed
Net Income of Subsidiaries	5,444	6,187	9,198
Equity in Undistributed Net Income of Subsidiaries	13,195	13,291	9,719
Net Income	$18,639	$19,478	$18,917

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net Income	$18,639	$19,478	$18,917
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(13,195)	(13,291)	(9,719)
Net Gains on the Sale of Securities Available-for-Sale	(45)	(11)	(13)
Shares Issued Under the Directors’ Stock Plan	120	75	57
Compensation Expense for Allocated ESOP Shares	178	405	91
Changes in Other Assets and Other Liabilities	633	497	(1,328)
Net Cash Provided by Operating Activities	6,330	7,153	8,005
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	469	160	331
Purchases of Securities Available-for-Sale	(512)	(202)	(346)
Net Cash Used in Investing Activities	(43)	(42)	(15)
Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees’ Stock Purchase Plan	1,204	1,591	1,241
Proceeds from Issuance of Trust Preferred Securities	---	10,000	10,000
Repayment of Trust Preferred Security	---	(5,000)	---
Tax Benefit for Disposition of Stock Options	684	409	109
Purchase of Treasury Stock	(7,528)	(2,453)	(5,557)
Cash Dividends Paid	(9,558)	(9,000)	(8,225)
Net Cash Used in Financing Activities	(15,198)	(4,453)	(2,432)
Net Increase in Cash and Cash Equivalents	(8,911)	2,658	5,558
Cash and Cash Equivalents at Beginning of the Year	9,293	6,635	1,077
Cash and Cash Equivalents at End of the Year	$ 382	$ 9,293	$ 6,635

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$ 1,270	$ 1,208	$ 842
Impact of Deconsolidation of Subsidiary Trusts upon Adoption of FIN 46R as Described in Note 1:
Increase in Junior Subordinated Obligations	---	---	15,000
Decrease in Trust Preferred Securities	---	---	(15,000)
Increase in Other Assets Representing Investment in Unconsolidated Trusts	---	---	(465)

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

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2005 and 2004 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.  Earnings per share amounts have been adjusted for the 2005 3% stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,867	$17,776	$18,294	$19,190
Net Interest Income	11,804	12,155	12,136	11,918
Provision for Loan Losses	232	176	218	404
Net Securities Gains	64	125	151	24
Income Before Provision for Income Taxes	6,381	6,686	6,999	6,676
Net Income	4,430	4,680	4,839	4,690

Basic Earnings Per Common Share	.42	.45	.47	.45
Diluted Earnings Per Common Share	.41	.44	.46	.45

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,302	$17,062	$17,038	$17,041
Net Interest Income	12,304	12,111	12,502	12,320
Provision for Loan Losses	285	254	205	276
Net Securities Gains (Losses)	210	---	(9)	161
Income Before Provision for Income Taxes	7,117	6,819	7,273	7,229
Net Income	4,865	4,698	4,968	4,948

Basic Earnings Per Common Share	.47	.45	.48	.47
Diluted Earnings Per Common Share	.46	.44	.47	.46

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2005.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 49.

Item 9B. Other Information – None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is set forth under the captions “Nominees For Director and Directors Continuing in Office” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Arrow’s Proxy Statement for its Annual Meeting of Shareholders to be held April 26, 2006 (the “2006 Proxy Statement”), which sections are incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this  Report, “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Option Exercises and Year-End Value Table,” “Pension Plan,” “Compensation of Directors,” “Employment Contracts” and “Compensation Committee Interlocks and Insider Participation” of the 2006 Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of Arrow” and ”Nominees for Director and Directors Continuing in Office” of the 2006 Proxy Statement, which sections are incorporated herein by reference.

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2005.  These equity compensation plans were the 1993 Long Term Incentive Plan ("1993 Stock Plan"), the 1998 Long Term Incentive Plan ("1998 Stock Plan"), the Director, Officer and Employee Stock Purchase Plan ("ESPP") and the Directors' Stock Plan.  The 1993 Stock Plan and the 1998 Stock Plan were approved by Arrow's shareholders, the ESPP and the Directors' Plan were not.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	(1) 537,144	$19.87	(2) 220,956
Equity Compensation Plans Not Approved by Security Holders	0	0	(3) 584,650
Total	537,144	$19.87	805,606

1) Represents 330,286 shares of Arrow’s common stock (“Common Stock”) issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 206,858 shares of Common Stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Represents 220,956 shares of Common Stock available at such date for future grants of awards under the 1998 Stock Plan and 0 shares of Common Stock available at such date for future grants of awards under the 1993 Stock Plan (awards of Common Stock under these plans may take the form of stock options or shares of restricted stock).

(3) Includes 15,311 shares of Common Stock available for future issuance under the Directors’ Stock Plan and 569,339 shares of Common Stock available for future issuance under the ESPP.

Description of Non-Shareholder Approved Plans.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999, and amended in 2003 to authorize additional shares.  It provides for the issuance of shares of Common Stock to directors of Arrow and our Banks.  The shares constitute part of their compensation for service as directors.  Each year, the dollar value of shares to be granted to each eligible director is fixed in advance by vote of the full Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2005, is 30,857 shares.

Director, Officer and Employee Stock Purchase Plan.  The Director, Officer and Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  It provides for the purchase of shares of Common Stock from Arrow by directors, officers, employees and certain retirees at a price discounted from the market price of the stock on date of purchase.  Participants purchase shares through automatic withholding by us from their paychecks or, in the case of directors or retirees, automatic deduction from their bank deposit accounts.  The discount on shares acquired under the Plan during 2004 was 15%.  On February 1, 2005, the Board reduced the discount level to 5%.  The maximum and minimum participation levels are $2,000 and $5, respectively, per participant per month.  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at 100% of market price.  The total number of shares originally authorized for purchase under the Plan, as adjusted, was 731,026 shares.

Item 13.  Certain Relationships and Related Transactions

The information required by this item is set forth under the caption “Transactions With Directors, Officers and Associates” of the 2006 Proxy Statement, which section is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions “Independent Auditors” and  “Independent Auditors’ Fees” of the 2006 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

4.6

Amended and Restated Trust Agreement by and among Wilmington Trust Company, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6.

4.7

Junior Subordinated Indenture between Arrow Financial Corporation, as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.7.

4.8

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust III and SunTrust Capital Markets, Inc., dated December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.8.

4.9

Guarantee Agreement by and between Arrow Financial Corporation and Wilmington Trust Company, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9.

10.1

Select Executive Retirement Plan of the Registrant effective January 1, 1992 incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10(m). *

10.2

1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993). *

10.3

1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998). *

10.4	Directors Deferred Compensation Plan of Registrant, incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(n).*
10.5	Senior Officers Deferred Compensation Plan of the Registrant, incorporated herein by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10(o).*
10.6	Directors Stock Plan of the Registrant, as amended, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8 (file number 333-110445, filed November 13, 2003).*

Exhibits incorporated by reference, continued:

Exhibit Number	Exhibit
10.7	2000 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (File number 333-47912; filed on October 11, 2000).*
10.8

Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15.*

10.9

Award under Schedule A of Select Executive Retirement Plan to John J. Murphy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.16.*

10.10

Prototype of a change of control agreement between the Registrant and certain officers (excluding senior officers) of the Registrant or its subsidiaries, as entered into from time to time, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.11.*

10.11

Agreement and Plan of Reorganization by and among Glens Falls National Bank and Trust Company, Arrow Financial Corporation, 429 Saratoga Road Corporation, Capital Financial Group, Inc. and John Weber dated November 22, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.14.

10.12

Post-Closing Payment Agreement by and among Glens Falls National Bank and Trust Company, Arrow Financial Corporation, 429 Saratoga Road Corporation, Capital Financial Group, Inc. and John Weber dated November 22, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15.

10.13

Employment Agreement between Arrow Financial Corporation, Glens Falls national Bank and Trust Company, Capital Financial Group, Inc. and John Weber dated November 29, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.16.*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14.

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
3.(ii)	By-laws of the Registrant, as amended.
10.14	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2006.*
10.15	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2006.*
21	Subsidiaries of Arrow
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 13, 2006	By /s/ Thomas L. Hoy Thomas L. Hoy President and Chief Executive Officer
Date: March 13, 2006	By: /s/ John J. Murphy John J. Murphy Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 13, 2006 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt Jan-Eric O. Bergstedt Director	/s/ Thomas L. Hoy Thomas L. Hoy Director, Chairman and President
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ Michael F. Massiano Michael F. Massiano Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director and Vice Chairman	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

 EXHIBITS INDEX

Exhibit Number	Exhibit
3.(ii)	By-laws of the Registrant, as amended.
10.14	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2006.*
10.15	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company and John J. Murphy dated January 1, 2006.*
21	Subsidiaries of Arrow
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.