Form 10-Q
period 2006-03-31
ARROW FINANCIAL CORP
filed 2006-05-09
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2006
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding as of April 28, 2006
Common Stock, par value $1.00 per share		10,328,851

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2006

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2006 Unaudited	December 31, 2005
ASSETS
Cash and Due from Banks	$ 27,177	$ 35,558
Federal Funds Sold	5,500	---
Cash and Cash Equivalents	32,677	35,558
Securities Available-for-Sale	319,901	326,363
Securities Held-to-Maturity (Approximate Fair Value of $111,073 at March 31, 2006 and $118,495 at December 31, 2005)	111,010	118,123
Loans	996,922	996,545
Allowance for Loan Losses	(12,253)	(12,241)
Net Loans	984,669	984,304
Premises and Equipment, Net	15,949	15,884
Other Real Estate and Repossessed Assets, Net	107	124
Goodwill	14,452	14,452
Other Intangible Assets, Net	2,779	2,885
Other Assets	24,310	21,910
Total Assets	$1,505,854	$1,519,603
LIABILITIES
Deposits:
Demand	$ 177,747	$ 179,441
Regular Savings, N.O.W. & Money Market Deposit Accounts	603,710	610,524
Time Deposits of $100,000 or More	148,060	154,626
Other Time Deposits	240,069	221,172
Total Deposits	1,169,586	1,165,763
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	38,507	41,195
Other Short-Term Borrowings	112	1,859
Federal Home Loan Bank Advances	145,000	157,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	16,066	16,365
Total Liabilities	1,389,271	1,402,182
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,883,064 Shares Issued at March 31, 2006 and December 31, 2005)	13,883	13,883
Surplus	139,794	139,442
Undivided Profits	22,981	21,402
Unallocated ESOP Shares (60,982 Shares at March 31, 2006 and 82,311 Shares at December 31, 2005)	(862)	(1,163)
Accumulated Other Comprehensive Loss	(6,346)	(4,563)
Treasury Stock, at Cost (3,477,678 Shares at March 31, 2006 and 3,434,589 Shares at December 31, 2005)	(52,867)	(51,580)
Total Shareholders’ Equity	116,583	117,421
Total Liabilities and Shareholders’ Equity	$1,505,854	$1,519,603

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2006	2005
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,767	$12,459
Interest on Federal Funds Sold	30	9
Interest and Dividends on Securities Available-for-Sale	3,472	3,418
Interest on Securities Held-to-Maturity	1,063	981
Total Interest and Dividend Income	19,332	16,867
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,510	691
Other Deposits	4,003	2,336
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	203	163
Other Short-Term Borrowings	8	3
Federal Home Loan Bank Advances	1,799	1,593
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	327	277
Total Interest Expense	7,850	5,063
NET INTEREST INCOME	11,482	11,804
Provision for Loan Losses	273	232
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,209	11,572
OTHER INCOME
Income from Fiduciary Activities	1,303	1,107
Fees for Other Services to Customers	1,804	1,600
Net Gains on Securities Transactions	---	64
Insurance Commissions	422	395
Other Operating Income	197	128
Total Other Income	3,726	3,294
OTHER EXPENSE
Salaries and Employee Benefits	5,471	5,055
Occupancy Expense of Premises, Net	805	707
Furniture and Equipment Expense	757	765
Other Operating Expense	2,121	1,958
Total Other Expense	9,154	8,485
INCOME BEFORE PROVISION FOR INCOME TAXES	5,781	6,381
Provision for Income Taxes	1,722	1,951
NET INCOME	$ 4,059	$ 4,430
Average Shares Outstanding:
Basic	10,358	10,494
Diluted	10,508	10,706
Per Common Share:
Basic Earnings	$ .39	$ .42
Diluted Earnings	.39	.41

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,059	---	---	---	4,059
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,965)	---	---	---	---	---	(1,783)	---	(1,783)
Comprehensive Income								2,276

Cash Dividends Declared, $.24 per Share	---	---	---	(2,480)	---	---	---	(2,480)
Stock Options Exercised (1,938 Shares)	---	---	9	---	---	---	17	26
Shares Issued Under the Employee Stock Purchase Plan (4,549 Shares)	---	---	74	---	---	---	41	115
Allocation of ESOP Stock (21,329 Shares)	---	---	269	---	301	---	---	570
Purchase of Treasury Stock (49,576 Shares)	---	---	---	---	---	---	(1,345)	(1,345)
Balance at March 31, 2006	13,883,064	$13,883	$139,794	$22,981	$ (862)	$(6,346)	$(52,867)	$116,583

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,430	---	---	---	4,430
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $4,840)	---	---	---	---	---	(2,910)	---	(2,910)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $64)	---	---	---	---	---	(38)	---	(38)
Other Comprehensive Income								(2,948)
Comprehensive Income								1,482

Cash Dividends Declared, $.22 per Share	---	---	---	(2,339)	---	---	---	(2,339)
Stock Options Exercised (34,187 Shares)	---	---	159	---	---	---	293	452
Shares Issued Under the Employee Stock Purchase Plan (5,758 Shares)	---	---	95	---	---	---	49	144
Tax Benefit for Disposition of Stock Options	---	---	170	---	---	---	---	170
Allocation of ESOP Stock (12,451 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (90,476 Shares)	---	---	---	---	---	---	(2,512)	(2,512)
Balance at March 31, 2005	13,478,703	$13,479	$127,902	$25,447	$(1,182)	$(2,519)	$(47,354)	$115,773

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2006	2005
Operating Activities:
Net Income	$ 4,059	$ 4,430
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	273	232
Depreciation and Amortization	703	569
Compensation Expense for Allocated ESOP Shares	269	166
Gains on the Sale of Securities Available-for-Sale	---	(64)
Loans Originated and Held-for-Sale	(4,092)	(1,047)
Proceeds from the Sale of Loans Held-for-Sale	3,318	278
Net (Gains) Losses on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(49)	32
Decrease (Increase) in Deferred Tax Assets	11	(46)
Increase in Interest Receivable	(581)	(1,016)
Increase in Interest Payable	752	174
(Increase) Decrease in Other Assets	(613)	63
Decrease in Other Liabilities	(1,051)	(229)
Net Cash Provided By Operating Activities	2,999	3,542
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	5,808	13,848
Proceeds from the Maturities and Calls of Securities Available-for-Sale	6,313	7,715
Purchases of Securities Available-for-Sale	(8,847)	(35,124)
Proceeds from the Maturities of Securities Held-to-Maturity	7,059	85
Purchases of Securities Held-to-Maturity	---	(5,375)
Net Decrease (Increase) in Loans	8	(23,193)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	190	157
Purchases of Premises and Equipment	(416)	(297)
Net Cash Provided By (Used In) Investing Activities	10,115	(42,184)
Financing Activities:
Net Increase in Deposits	3,823	32,761
Net (Decrease) Increase in Short-Term Borrowings	(4,435)	27,572
Federal Home Loan Bank Advances	---	40,000
Federal Home Loan Bank Repayments	(12,000)	(60,000)
Tax Benefit for Disposition of Stock Options	---	170
Allocation of ESOP Shares	301	176
Treasury Stock Issued for Stock-Based Plans	141	596
Purchases of Treasury Stock	(1,345)	(2,512)
Cash Dividends Paid	(2,480)	(2,339)
Net Cash (Used In) Provided By Financing Activities	(15,995)	36,424
Net Decrease in Cash and Cash Equivalents	(2,881)	(2,218)
Cash and Cash Equivalents at Beginning of Period	35,558	36,805
Cash and Cash Equivalents at End of Period	$32,677	$34,587
Supplemental Cash Flow Information:
Interest Paid	$7,098	$4,889
Income Taxes Paid	3,100	2,147
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	172	292

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2006

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2006; the results of operations for the three-month periods ended March 31, 2006 and 2005; the changes in shareholders’ equity for the three-month periods ended March 31, 2006 and 2005; and the cash flows for the three-month periods ended March 31, 2006 and 2005.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2005, included in Arrow’s 2005 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005:

	2006	2005
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (796)	$ (796)
Net Unrealized Holding Loss on Securities Available-for-Sale	(5,550)	(3,767)
Total Accumulated Other Comprehensive Loss	$(6,346)	$(4,563)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2006 and 2005:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2006:
Basic EPS	$4,059	10,358	$.39
Dilutive Effect of Stock Options	---	150
Diluted EPS	$4,059	10,508	$.39
For the Three Months Ended March 31, 2005:
Basic EPS	$4,430	10,494	$.42
Dilutive Effect of Stock Options	---	212
Diluted EPS	$4,430	10,706	$.41

4.   Stock-Based Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation” using the “modified prospective” method.  Under this method, SFAS No. 123R requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after December 31, 2005.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which was typically four years for Arrow.  However, Arrow issued no grants or other stock-based compensation awards to officers or employees in 2005 and, to date, none in 2006.  We are currently evaluating our stock-based compensation plans.

In December 2005, Arrow’s compensation committee of the board of directors accelerated the vesting for all the remaining unvested stock options then outstanding, which had been granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period, due to the required adoption of FASB Statement 123(R) on January 1, 2006.  Since the decision to accelerate occurred in the fourth quarter of 2005, the cost of accelerating the vesting that would have been recognized under FASB Statement No. 123 is not reflected in the following table, which illustrates the effect on net income and earnings per share for the first quarter of 2005 if Arrow had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  However, the costs are included in the table in Note 1 of the consolidated financial statements in our Form 10-K for December 31, 2005

Prior to 2006, Arrow accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income for stock awards granted under these plans as all awards granted under these plans were for a fixed number of shares having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted did generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchased Arrow’s common stock at a 15% discount below market price at the time of purchase for the first two months of 2005, but at a 5% discount below market price for all subsequent purchases.  Under APB 25, a plan with a discount of 15% or less was not considered compensatory and expense was not recognized.  Under SFAS No. 123(R), however, a stock purchase plan with a discount in excess of 5% is considered compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.  The effects of applying SFAS No. 123 on pro forma net income, as reported in the table below, may not be representative of the effects of stock-based compensation on net income in future periods.

The following table illustrates the effect on net income and earnings per share for the first quarter of 2005 if Arrow had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation plans.

March 31, 2005 Pro Forma Earnings per Share	Three Months Ended March 31, 2005
Net Income, as Reported	$4,430
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)
Pro Forma Net Income	$4,279

Earnings per Share:
Basic - as Reported	$.42
Basic - Pro Forma	.41
Diluted - as Reported	.41
Diluted - Pro Forma	.40

The following table presents the activity in Arrow’s stock option plans for the first quarter of 2006:

	2006
Options:	Shares	Weighted- Average Exercise Price
Outstanding at January 1	537,144	$19.87
Granted	---	---
Exercised	(1,938)	13.49
Forfeited	---	---
Outstanding at March 31	535,206	19.90
Exercisable at March 31	535,206	19.90

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $3.0 million of standby letters of credit on March 31, 2006, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2006 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$312	$332	$ 31	$43
Interest Cost	408	456	104	106
Expected Return on Plan Assets	(591)	(688)	---	---
Amortization of Prior Service Cost (Credit)	(28)	(40)	(14)	(5)
Amortization of Transition Obligation	---	---	8	24
Amortization of Net Loss	128	107	32	39
Net Periodic Benefit Cost	$229	$167	$161	$207

We previously disclosed in our financial statements for the year ended December 31, 2005 that we do not expect to make a contribution to the qualified defined benefit pension plan during 2006.  We expect to contribute $375 to our postretirement benefit plans in 2006.

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

May 8, 2006

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2006

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “we,” “the company,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries, as a group, except where the context indicates otherwise.  Arrow is a bank holding company headquartered in Glens Falls, New York.  Our two banking subsidiaries are Glens Falls National Bank and Trust Company whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company whose main office is located in Saratoga Springs, New York.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s December 2005 “Bank Holding Company Performance Report.”  Unless otherwise specifically stated, our peer group is comprised of the group of the 240 domestic bank holding companies located throughout the United States having $1 to $3 billion in total consolidated assets as identified in the Federal Reserve’s report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Expected shift from non-maturity deposits to time deposits	19	3rd paragraph under table
Impact of market rate structure on net interest margin, loan yields and deposit rates	21	7th paragraph
	23	1st paragraph under table
	23	Last paragraph
	31	Last paragraph
Future level of residential real estate loans	22	1st paragraph under table
Impact of competition for indirect loans	23	2nd paragraph
Liquidity	27	Last paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated business opportunities; and similar uncertainties inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2005.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain specific types of commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income will be exempt from taxation (e.g., was received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution, as each will have a different proportion of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2005 3% stock dividend.

	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Net Income	$4,059	$4,690	$4,839	$4,680	$4,430

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	---	14	92	75	38
Net Gains on Sales of Loans	26	8	49	13	3
Net Gains on the Sale of Other Real Estate Owned	---	17	12	6	---

Period End Shares Outstanding	10,344	10,366	10,361	10,426	10,464
Basic Average Shares Outstanding	10,358	10,362	10,390	10,435	10,494
Diluted Average Shares Outstanding	10,508	10,519	10,563	10,613	10,706
Basic Earnings Per Share	.39	.45	.47	.45	.42
Diluted Earnings Per Share	.39	.45	.46	.44	.41
Cash Dividends Per Share	.24	.24	.23	.22	.22
Stock Dividends/Splits	---	---	3%	---	---

Average Assets	$1,519,810	$1,516,029	$1,470,437	$1,450,237	$1,396,720
Average Equity	117,439	116,007	117,104	116,880	117,854
Return on Average Assets	1.08%	1.23%	1.31%	1.29%	1.29%
Return on Average Equity	14.02	16.04	16.39	16.06	15.24

Average Earning Assets	$1,449,220	$1,443,474	$1,394,187	$1,378,822	$1,328,106
Average Paying Liabilities	1,205,953	1,200,078	1,148,719	1,144,577	1,103,276
Interest Income, Tax-Equivalent [1]	19,974	19,844	18,902	18,398	17,480
Interest Expense	7,850	7,272	6,158	5,621	5,063
Net Interest Income, Tax-Equivalent [1]	12,124	12,572	12,744	12,777	12,417
Tax-Equivalent Adjustment	642	654	608	622	613
Net Interest Margin [1]	3.39%	3.46%	3.63%	3.72%	3.79%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,154	$ 8,528	$ 9,001	$ 9,175	$ 8,485
Less: Intangible Asset Amortization	(117)	(127)	(116)	(122)	(20)
Net Noninterest Expense	$ 9,037	$ 8,401	$ 8,885	$ 9,053	$ 8,465
Net Interest Income, Tax-Equivalent [1]	$12,124	$12,572	$12,744	$12,777	$12,417
Noninterest Income	3,726	3,690	4,082	3,882	3,294
Less: Net Securities (Gains) Losses	---	(24)	(151)	(125)	(64)
Net Gross Income	$15,850	$16,238	$16,675	$16,534	$15,647
Efficiency Ratio [1]	57.02%	51.74%	53.28%	54.75%	54.10%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.46%	8.33%	8.46%	8.54%	9.07%
Total Shareholders’ Equity (i.e. Book Value)	$116,583	$117,421	$116,017	$117,867	$115,773
Book Value per Share	11.27	11.33	11.20	11.30	11.06
Intangible Assets	17,231	17,337	17,380	17,461	11,682
Tangible Book Value per Share	9.60	9.66	9.52	9.63	9.95

Selected Quarterly Information, Continued:

	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.11%	.15%	.07%	.04%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.11	.16	.09	.08	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.23	1.23	1.24	1.28	1.34
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	988.94	544.55	588.83	620.79	652.13
Nonperforming Loans as a Percentage of Loans, Period-end	.12	.23	.21	.21	.21
Nonperforming Assets as a Percentage of Total Assets, Period-end	.09	.16	.16	.14	.15

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2006			2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 2,733	$ 30	4.45%	$ 1,578	$ 9	2.31%

Securities Available-for-Sale:
Taxable	322,547	3,384	4.25	325,142	3,354	4.18
Non-Taxable	9,636	133	5.60	8,742	106	4.92
Securities Held-to-Maturity:
Taxable	383	5	5.29	407	5	4.98
Non-Taxable	114,361	1,573	5.58	109,556	1,466	5.43

Loans	999,560	14,849	6.02	862,681	12,540	5.76

Total Earning Assets	1,449,220	19,974	5.59	1,328,106	17,480	5.34

Allowance For Loan Losses	(12,229)			(12,048)
Cash and Due From Banks	33,841			35,292
Other Assets	48,978			45,370
Total Assets	$1,519,810			$1,396,720

Deposits:
Interest-Bearing NOW Deposits	$ 300,259	1,160	1.57	$ 304,344	694	0.92
Regular and Money Market Savings	292,141	836	1.16	287,914	537	0.76
Time Deposits of $100,000 or More	153,730	1,510	3.98	109,080	691	2.57
Other Time Deposits	233,807	2,007	3.48	174,722	1,105	2.56
Total Interest-Bearing Deposits	979,937	5,513	2.28	876,060	3,027	1.40

Short-Term Borrowings	38,848	211	2.20	49,216	166	1.37
Long-Term Debt	187,168	2,126	4.61	178,000	1,870	4.26
Total Interest-Bearing Liabilities	1,205,953	7,850	2.64	1,103,276	5,063	1.86

Demand Deposits	177,398			159,903
Other Liabilities	19,020			15,687
Total Liabilities	1,402,371			1,278,866
Shareholders’ Equity	117,439			117,854
Total Liabilities and Shareholders’ Equity	$1,519,810			$1,396,720

Net Interest Income (Fully Taxable Basis)		12,124			12,417
Net Interest Spread			2.95			3.48
Net Interest Margin			3.39			3.79

Reversal of Tax-Equivalent Adjustment		(642)	(.18)		(613)	(.19)
Net Interest Income, As Reported		$11,482			$11,804

OVERVIEW

We reported earnings of $4.059 million for the first quarter of 2006, a decrease of $371 thousand, or 8.4%, as compared to $4.430 million for the first quarter of 2005.  Diluted earnings per share were $.39 and $.41, for the respective quarters, a decrease of two cents, or 4.9%.  The percentage decrease in earnings per share was smaller than the decrease in earnings due to a decrease in the number of shares outstanding; a result of the repurchase of our common stock under our stock repurchase plan.  A $239 thousand decrease in tax-equivalent net interest income, largely the result of a 40 basis point decrease in the net interest margin, was the primary factor for the decrease in earnings between the two quarters.

The returns on average assets were 1.08% and 1.29% for the first quarters of 2006 and 2005, respectively, a decrease of 21 basis points, or 16.3%.  The returns on average equity were 14.02% and 15.24% for the first quarters of 2006 and 2005, respectively, a decrease of 122 basis points, or 8.0%.  These results reflected the decrease in earnings mentioned in the preceding paragraph, combined with the fact that average assets increased from the first quarter of 2005 to the first quarter of 2006, while average equity remained virtually unchanged from the 2005 quarter.

Total assets were $1.506 billion at March 31, 2006, which represented an increase of $89.9 million, or 6.3%, above the level at March 31, 2005, but a decrease of $13.7 million, or 0.9%, from the December 31, 2005 level.  The decrease from the year-end total was a seasonal drop, in line with expectations.  Our branch acquisition in April 2005 added approximately $62 million of deposit balances to our balance sheet.

Shareholders’ equity was $116.6 million at March 31, 2006, an increase of $810 thousand, or 0.7%, from the year earlier level.  However, shareholders' equity actually decreased $838 thousand from the December 31, 2005 level of $117.4 million due primarily to a combination of our repurchase of common shares during the first quarter of 2006 and an increase in net unrealized holding losses in securities available-for-sale and the related valuation reserve reflected as a component of shareholders’ equity.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2006 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital remains a high priority of Arrow.

CHANGE IN FINANCIAL CONDITION

Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2006	Dec 2005	Mar 2005	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 5,500	$ ---	$ ---	$5,500	$ 5,500	(100.0)%	(100.0)%
Securities Available-for-Sale	319,901	326,363	333,756	(6,462)	(13,855)	(2.0)	(4.2)
Securities Held-to-Maturity	111,010	118,123	113,357	(7,113)	(2,347)	(6.0)	(2.1)
Loans, Net of Unearned Income (1)	996,922	996,545	898,792	377	98,130	0.0	10.9
Allowance for Loan Losses	12,253	12,241	12,084	12	169	0.1	1.4
Earning Assets (1)	1,433,333	1,441,031	1,345,905	(7,698)	87,428	(0.5)	6.5
Total Assets	1,505,854	1,519,603	1,415,967	(13,749)	89,887	(0.9)	6.3

Demand Deposits	$ 177,747	$ 179,441	$ 164,405	$ (1,694)	$13,342	(0.9)	8.1
NOW, Regular Savings & Money Market Deposit Accounts	603,710	610,524	602,273	(6,814)	1,437	(1.1)	0.2
Time Deposits of $100,000 or More	148,060	154,626	122,805	(6,566)	25,255	(4.2)	20.6
Other Time Deposits	240,069	221,172	175,558	18,897	64,511	8.5	36.7
Total Deposits	$1,169,586	$1,165,763	$1,065,041	$ 3,823	$104,545	0.3	9.8
Short-Term Borrowings	$ 38,619	$ 45,054	$ 71,548	$(6,435)	$(32,929)	(14.3)	(46.0)
FHLB Advances	145,000	157,000	130,000	(12,000)	15,000	(7.6)	11.5
Shareholders' Equity	116,583	117,421	115,773	(838)	810	(0.7)	0.7

(1) Includes Nonaccrual Loans

Branch Acquisition:  Our acquisition of three HSBC branches on April 8, 2005 (i.e., shortly after the end of the first quarter of 2005) added approximately $62 million in deposit balances and $8 million in loan balances to our balance sheet.  The acquisition also resulted in an increase of $5.9 million in intangible assets.  Deposit balances at the acquired branches on March 31, 2006 were above the levels at the acquisition date.  Changes to our balance sheet, described in the following paragraphs, included the impact of the branch acquisition.

Municipal Deposits:  Municipal deposits typically represent 15% to 20% of our total deposits.  Many of our municipal deposit relationships are on a year-to-year basis, by formal or informal agreements and consist of NOW accounts and time deposits of short duration.

In general, there is a seasonal pattern to municipal deposit accounts starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state funds.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the period-end balance of municipal deposits at the end of a quarter is not representative of the average balance for that quarter.

Flat Yield Curve:  The shape of the yield curve (i.e. the graph showing short-term to long-term interest rates) has a significant impact on our loan pricing and investment opportunities.  Since June 2004 the Fed has steadily increased short-term interest rates.  Long-term rates, however, have not moved in tandem, resulting in a narrowing of the spread between long-term and short-term rates to the point where the yield curve is essentially flat, that is, there is virtually no difference between short-term and long-term interest rates for low or no-risk bonds like U.S. Treasury bills.  Typically, our net interest income reflects our ability to invest some portion of our short-term, lower-rate deposits into longer-term higher yielding loans and investments.  A flat yield curve limits our ability to make these traditional funding and investment decisions.

First Quarter 2006 Balance Sheet Summary:  Changes to our balance sheet from year-end 2005 to March 31, 2006 were the result of several factors, including:

•

The shape of the yield curve,

•

Pricing of our indirect loan originations,

•

Moderate demand for residential and commercial loans,

•

The sale of residential real estate loans,

•

Changes in our municipal deposit balances, and

•

Wholesale funding decisions

At the end of the first quarter of 2006 our loan portfolio was essentially unchanged from the prior year-end.  We elected not to reinvest the cashflow from our investment portfolio due to the flat yield curve.  Instead, we elected not to roll over wholesale funding maturities in the form of Federal Home Loan Bank (FHLB) advances.  The net result of these actions led to an actual decrease in total assets of $13.7 million from year-end 2005 to March 31, 2006.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $3.8 million, or 0.3%, from December 31, 2005 to March 31, 2006.  Underlying this modest increase was a $24.0 million, or 2.5%, increase in non-municipal balances, which was offset in part by a decrease of $20.2 million in municipal deposit balances.  The decrease in municipal deposit balances was due primarily to the non-renewal of one large municipal time deposit during the first quarter of 2006.  Other borrowed funds (“Short-Term Borrowings,” in the summary table above) decreased by $6.4 million and FHLB advances decreased by $10.0 million.

Changes in Earning Assets:  The fact that our loan portfolio remained essentially flat from December 31, 2005 to March 31, 2006 reflected offsetting trends in our three largest segments:

1.

Indirect loans – we decided not to compete head-to-head with the low rates offered in the marketplace.  As a result we saw these balances decline by $12.5 million during the first quarter.

2.

Residential real estate loans – originations of $10.7 million were fully offset by loan sales and normal amortization.

3.

Commercial loans – this was the only segment where we experienced moderate demand and increases in outstanding balances of $12.0 million.

With a flat yield curve, there was no incentive to reinvest cashflow from maturing investment securities.  Accordingly, these balances decreased by $13.6 million during the quarter.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Demand Deposits	$ 177,398	$ 179,555	$ 186,055	$ 173,194	$ 159,903
Interest-Bearing Demand Deposits	300,259	332,541	304,489	317,774	304,344
Regular and Money Market Savings	292,141	289,567	301,734	305,338	287,914
Time Deposits of $100,000 or More	153,730	136,703	123,750	137,875	109,080
Other Time Deposits	233,807	214,330	208,232	194,692	174,722
Total Deposits	$1,157,335	$1,152,696	$1,124,260	$1,128,873	$1,035,963

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Demand Deposits	15.3%	15.6%	16.5%	15.3%	15.4%
Interest-Bearing Demand Deposits	25.9	28.8	27.1	28.1	29.4
Regular and Money Market Savings	25.2	25.1	26.9	27.1	27.8
Time Deposits of $100,000 or More	13.3	11.9	11.0	12.2	10.5
Other Time Deposits	20.3	18.6	18.5	17.3	16.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net deposit growth in average balances in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2006 as the average balance increased $4.6 million, or 0.4%, from the fourth quarter of 2005.  The modest increase was primarily attributable to an increase in non-municipal balances, offset by a decrease in municipal deposits.

The average deposit balances for the first quarter of 2006 increased $121.4 million, or 11.7%, from the first quarter of 2005.  In addition to internal growth, this increase reflected the $62 million of deposits acquired in the April 2005 branch acquisition.  In January 2006, we opened another branch in Saratoga Springs, New York.

During the extended period of low interest rates, municipal deposits were placed primarily in interest-bearing demand deposits.  As interest rates began to increase over the past several quarters, some of these balances were transferred to time deposits.  This was the primary reason for the percentage decrease in average interest-bearing demand deposits and the increase in average time deposits of $100,000 or more over the five quarters presented in the table above.  We expect that this pattern of transfers from non-maturity deposits to time deposits will continue for both municipal customers and other customers, especially if interest rates continue to rise.

We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.57	1.56	1.15	1.05	0.92
Regular and Money Market Savings	1.16	0.99	0.89	0.81	0.76
Time Deposits of $100,000 or More	3.98	3.65	3.25	2.84	2.57
Other Time Deposits	3.48	3.22	2.93	2.75	2.56
Total Deposits	1.93	1.73	1.45	1.34	1.19

Key Interest Rate Changes 2000 – 2006

	Federal
Date	Funds Rate
March 28, 2006	4.75%
January 31, 2006	4.50
December 13, 2005	4.25
November 1, 2005	4.00
September 20, 2005	3.75
August 9, 2005	3.50
June 30, 2005	3.25
May 3, 2005	3.00
March 22, 2005	2.75	Rising Rates
February 2, 2005	2.50
December 14, 2004	2.25
November 10, 2004	2.00
September 21, 2004	1.75
August 10, 2004	1.50
June 30, 2004	1.25
June 25, 2003	1.00
November 6, 2002	1.25
December 11, 2001	1.75
November 6, 2001	2.00
October 2, 2001	2.50
September 17, 2001	3.00
August 21, 2001	3.50
June 27, 2001	3.75	Falling Rates
May 15, 2001	4.00
April 18, 2001	4.50
March 20, 2001	5.00
January 31, 2001	5.50
January 3, 2001	6.00
May 16, 2000	6.50

The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased in immediately ensuing periods, and vice versa.  This generally was the case for our net interest maring during the 2001-2002 period, when prevailing market rates started to decline and our margin increased, and during the 2003-2004 period, when prevailing rates began to increase and our margins experienced a negative effect.  In 2005 and 2006, however, as rates continued to climb, our net interest margin was most significantly affected, negatively, by another factor, the flattening yield curve.  Since the Federal Reserve Board began increasing rates in June 2004, the yield curve has flattened; that is, as short-term rates have risen, longer-term rates have stayed unchanged or even lowered.  The flattening of the yield curve has been the most significant factor in reducing our net interest income from 2004 to 2005 and from 2005 to 2006.

From 2001 to 2003, the Federal Reserve Board decreased short-term interest rates by an aggregate amount of 500 basis points, or 5.0 percent, in an irregular series of rate decreases calculated to spur consumer and business borrowing and economic activity.  The short-term rate decreases triggered comparable long-term rate decreases.  As a result of this multi-year decrease in prevailing rates we, like other financial institutions, experienced a decrease in the cost of our deposit products in the 2001-2004 periods.  We also experienced a decrease in the average yield in our loan portfolio during these years, although the decrease in our average loan yields generally trailed, or lagged behind, our decreases in our average cost of deposits, resulting in higher margins and higher net interest income during the earlier portions of this declining rate period.

During 2003 and 2004, market rates bottomed out and the decrease in our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, marking the beginning of a period of pressure on our net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, which began to fade and then disappeared entirely in 2003 and 2004.

The net interest margin for the full year 2003 was 4.05%, a decrease of 44 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

As the above table indicates, the Federal Reserve reversed direction in 2004 and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in 2004.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve actions and because of ameliorative steps we took with our portfolios.  We changed the mix of our total deposits in the third quarter of 2004, de-emphasizing certain high cost municipal deposits, which buffered the negative impact of rising market rates on our net interest margin for the quarter.

By the end of 2004, however, the increases in the target federal funds rate started to have the expected impact on our cost of deposits which began to rise, although no immediate impact on our yields on assets, which as expected, remained nearly flat.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.

The net interest margin for the full year of 2004 was 3.93%, a decrease of 12 basis points, or 3.0%, from the prior year.  During 2004 the yields on earning assets fell 38 basis points, while the cost of paying liabilities fell only 27 basis points.

During 2005 the Federal Reserve continued driving rates higher with eight 25 basis point increases.  We expected a time lag in repricing our loans.  The yield on our loan portfolio continued to slide until mid-year, when variable rate repricing and higher yields on new originations began to have a positive impact on the yield of the whole portfolio.  However, the yield on earning assets for all of 2005 was the same as the yield in 2004 at 5.38%.  Meanwhile, the cost of our paying liabilities continued to increase.  The cost of all paying liabilities for 2005 was 2.10%, an increase of 35 basis points, or 20.0%, over the prior year.  Consequently, net interest margin fell from 3.93% in 2004 to 3.64% for 2005, a decrease of 29 basis points, or 7.4%.

During the first quarter of 2006, the pattern of 25 basis point increases by the Fed and the resistance of longer-term rates to rise continued.  Accordingly, our net interest spread and net interest margin both decreased from the fourth quarter of 2005 to the first quarter of 2006.  For the first quarter of 2006, net interest margin was 3.39%, a decrease of 7 basis points from the net interest margin of 3.46% for the fourth quarter of 2005, as the increase in the cost of funds outpaced the increase in the yield on our earning assets.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.  Ultimately, we expect that our earning assets and paying liabilities will reprice proportionately in response to changes in market rates.

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

In 2004 and 2003 we increased our funding and our regulatory capital by privately placing in each of the years $10 million of capital securities issued by subsidiary Delaware business trusts specifically formed for such purpose.  These trust preferred securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of March 31, 2006.  These securities have certain features that make them an attractive funding vehicle, principally their status as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the FRB, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of total Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital under capital adequacy guidelines discussed below.  However, both issues of trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital.

Management continues to explore and evaluate new non-deposit sources of funds.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Commercial and Commercial Real Estate	$249,160	$234,215	$223,394	$219,560	$210,373
Residential Real Estate	300,543	296,661	292,389	286,680	280,735
Home Equity	52,676	53,090	52,520	50,027	45,598
Indirect Consumer Loans	350,700	359,876	358,276	328,487	306,794
Other Consumer Loans (1)	46,481	44,725	42,633	42,470	39,181
Total Loans	$999,560	$988,567	$969,212	$927,224	$882,681

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Commercial and Commercial Real Estate	24.9%	23.7%	23.0%	23.7%	23.8%
Residential Real Estate	30.1	30.0	30.2	30.9	31.8
Home Equity	5.3	5.4	5.4	5.4	5.2
Indirect Consumer Loans	35.1	36.4	37.0	35.4	34.8
Other Consumer Loans (1)	4.6	4.5	4.4	4.6	4.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) Other consumer loans, in the table above, include installment mortgages, which are reported with residential real estate loans in tables of period-end balances.

Residential Real Estate Loans: From 2003 to 2006, residential real estate and home equity loans represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004.  However, during the past three years, we have sold many of the 30-year, fixed-rate mortgage originations, while retaining the servicing.  During the first quarter of 2006, the $10.7 million of new residential real estate loan originations was fully offset by loan sales and normal principal amortization.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans rose, we stopped selling 30-year mortgages and retain them in our own portfolio.  We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans decreases, our portfolio also may decrease, which may be expected to negatively impact our financial performance.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For several years preceding the third quarter of 2001, indirect consumer loans was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Over the subsequent years, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002 and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance for the quarter (an $841 thousand increase from the prior quarter), but did cause the balance at period-end to rise sharply to $312.9 million.  We continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  Our average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter and by another $29.8 million, or 9.1%, in the third quarter.  By the end of the fourth quarter of 2005, however, indirect loan balances had declined $7.0 million, or 4.3%, from the balance at the end of the third quarter of 2005 (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first quarter of 2006, we resisted competing with the extremely low rates being offered in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $12.5 million from December 31, 2005 to the end of the first quarter of 2006.

Indirect loans still represent the second largest category of loans (35.0%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers credit affiliates resume their heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans in recent periods, a trend that has persisted for several years.  Commercial and commercial real estate loans have grown each year for the past several years, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the only segment in our loan portfolio with significant growth for the first quarter of 2006, increasing $12.0 million, or 5.6%, from December 31, 2005.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Commercial and Commercial Real Estate	6.98%	6.69%	6.68%	6.52%	6.36%
Residential Real Estate	5.98	5.87	5.85	5.93	6.01
Home Equity	6.50	5.99	5.54	5.24	4.87
Indirect Consumer Loans	5.17	5.11	5.05	5.01	5.10
Other Consumer Loans	7.08	7.14	7.29	7.22	7.00
Total Loans	6.02	5.85	5.79	5.76	5.76

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 20 under the heading "Key Interest Rate Changes 2000 - 2006."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin as the rate decline approached its conclusion.

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

On June 30, 2004, the Federal Reserve Board ended the period of falling rates with a 25 basis point increase in prevailing rates, followed by additional 25 basis point increases at each Federal Reserve Board meeting through the end of January 2006, for a total of 15 consecutive 25 basis point increases.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  However, the decrease in the earning assets portfolio yield came to a halt in the first half of 2005 and then began to slowly increase during the last two quarters of 2005 and for the first quarter of 2006.

The flat yield curve has severely hampered loan repricing during this current period of rising short-term rates in all segments of our loan portfolio.  While we expect that the yield on our loan portfolio will continue to slowly reprice upward, we also expect that our cost of deposits may continue to increase, especially if the Federal Reserve persists in implementing additional rate increases.  If so, then pressure on our net interest income and net interest margin will also persist.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005
Loan Balances:
Period-End Loans	$ 996,922	$ 996,545	$ 981,331	$ 952,938	$ 898,792
Average Loans, Year-to-Date	999,560	942,286	926,689	905,075	882,681
Average Loans, Quarter-to-Date	999,560	988,567	969,212	927,224	882,681
Period-End Assets	1,505,854	1,519,603	1,484,111	1,454,305	1,415,967

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,241	$12,046	$12,046	$12,046	$12,046
Provision for Loan Losses, YTD	273	1,030	626	408	232
Loans Charged-off, YTD	(360)	(1,128)	(690)	(450)	(247)
Recoveries of Loans Previously Charged-off	99	293	230	164	53
Net Charge-offs, YTD	(261)	(835)	(460)	(286)	(194)
Allowance for Loan Losses, End of Period	$12,253	$12,241	$12,212	$12,168	$12,084

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,241	$12,211	$12,168	$12,084	$12,046
Provision for Loan Losses, QTD	273	404	218	176	232
Loans Charged-off, QTD	(360)	(437)	(239)	(204)	(247)
Recoveries of Loans Previously Charged-off	99	63	65	112	53
Net Charge-offs, QTD	(261)	(374)	(174)	(92)	(194)
Allowance for Loan Losses, End of Period	$12,253	$12,241	$12,212	$12,168	$12,084

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,232	$1,875	$1,931	$1,761	$1,853
Loans Past due 90 Days or More
and Still Accruing Interest	7	373	143	199	---
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,239	2,248	2,074	1,960	1,853
Repossessed Assets	107	124	99	10	126
Other Real Estate Owned	---	---	142	19	105
Total Nonperforming Assets	$1,346	$2,372	$2,315	$1,989	$2,084

Asset Quality Ratios:
Allowance to Nonperforming Loans	988.94%	544.55%	588.83%	620.79%	652.13%
Allowance to Period-End Loans	1.23	1.23	1.24	1.28	1.34
Provision to Average Loans (Quarter)	0.11	0.16	0.09	0.08	0.11
Provision to Average Loans (YTD)	0.11	0.11	0.09	0.09	0.11
Net Charge-offs to Average Loans (Quarter)	0.11	0.15	0.07	0.04	0.09
Net Charge-offs to Average Loans (YTD)	0.11	0.09	0.07	0.06	0.09
Nonperforming Loans to Total Loans	0.12	0.23	0.21	0.21	0.21
Nonperforming Assets to Total Assets	0.09	0.16	0.16	0.14	0.15

Our nonperforming assets at March 31, 2006 amounted to $1.3 million, a decrease of $1.0 million, or 43.3%, from December 31, 2005, and a decrease of $738 thousand, or 35.4%, from March 31, 2005.

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 became effective October 17, 2005. The Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, and treatment of tax claims in bankruptcy.  The Act has not had a significant impact on our earnings or on our efforts to recover collateral on secured loans.

At period-end, nonperforming assets represented .09% of total assets, a 7 basis point decrease from .16% at year-end 2005 and a 6 basis point decrease from .15% at March 31, 2005.  These ratios are at our historical lows for our company.  At December 31, 2005 the ratio of nonperforming assets to total assets for our peer group was .46%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30-89 days past due as defined in bank regulatory agency guidance) totaled $5.1 million at March 31, 2006 and represented 0.51% of loans outstanding at that date, as compared to approximately $7.3 million of non-current loans representing 0.73% of loans outstanding at December 31, 2005.  These non-current loans at March 31, 2006 were composed of approximately $3.7 million of consumer loans (principally indirect automobile loans), $.5 million of residential real estate loans and commercial loans of $.9 million.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, is for the most part dependent on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in the last three years, as it was in the 1997-2000 period.  When the U.S. experienced a mild recession in 2001 and 2002, the economic downturn was not as severe in our geographic market area as in most areas.  In the "Capital District" in and around Albany and areas north of the Capital District, including our principal service areas in Warren and Washington counties, unemployment has remained below the national average in recent years, although the unemployment rate has been at or above the national average in our other service areas including Clinton and Essex Counties, near the Canadian border.

The ratio of the 2006 first quarter net charge-offs to average loans (annualized) was .11% up 2 basis points from the ratio for the first quarter of 2005.  The provision for loan losses was $273 thousand for the first quarter of 2006, compared to a provision of $232 thousand for the first quarter of 2005 and a provision of $404 thousand for the fourth quarter of 2005.  The provision as a percentage of average loans (annualized) was .11% for the first quarter of 2006, unchanged from the ratio for the comparable 2005 period.  The provision reflects the high quality of our loan portfolio, nonperforming loans, as a percent of total loans outstanding, declined from .21% at March 31, 2005 to .12% at March 31, 2006, both very low ratios for our company historically and compared to our peer group.

The allowance for loan losses at March 31, 2006 amounted to $12.3 million, or 1.23% of outstanding loans, unchanged from the ratio at December 31, 2005 and 11 basis points lower than the ratio at March 31, 2005.

CAPITAL RESOURCES

Shareholders' equity decreased $838 thousand during the first three months of 2006.  During the quarter, net income of $4.1 million was offset by stock repurchases (net of new stock issuances through stock plans) of $1.3 million, cash dividends of $2.5 million ($.24 per share) and net unrealized losses on securities available-for-sale (net of tax) of approximately $1.8 million. From March 31, 2005 to March 31, 2006, shareholders' equity increased by $810 thousand, or 0.7%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 26, 2006 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2005, of which amount approximately $4.9 million was used in repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

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

Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities, less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.  The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized.”  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In both 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under final rules, issued by the Federal Reserve Board on February 28, 2006, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of March 31, 2006, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.39%	12.65%	13.87%
Glens Falls National Bank & Trust Co.	8.42	13.14	14.36
Saratoga National Bank & Trust Co.	8.29	10.42	12.37

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2006 were above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  All stock price and dividend information listed below has been restated for the September 2005 3% stock dividend.

On April 26, 2006, our Board of Directors declared the 2006 second quarter cash dividend of $.24 payable on June 15, 2006.

			Cash Dividends Declared

	Sales Price
	Low	High
2005
First Quarter	$25.971	$31.068	$.223
Second Quarter	23.301	29.010	.223
Third Quarter	25.320	29.126	.233
Fourth Quarter	24.600	29.700	.240

2006
First Quarter	$25.700	$28.000	$.240
Second Quarter (payable June 15, 2006)			.240

	2006	2005
Dividends Per Share	$.24	$.22
Diluted Earnings Per Share	.39	.41
Dividend Payout Ratio	61.54%	53.66%
Total Equity (in thousands)	116,583	115,773
Shares Issued and Outstanding (in thousands)	10,344	10,464
Book Value Per Share	$11.27	$11.06
Intangible Assets (in thousands)	17,231	11,682
Tangible Book Value Per Share	$9.60	$9.95

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

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $118.3 million at March 31, 2006.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2006 Compared With

Three Months Ended March 31, 2005

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2006	Mar 2005	Change	% Change
Net Income	$4,059	$4,430	$(371)	(8.4)%
Diluted Earnings Per Share	.39	.41	(.02)	(4.9)
Return on Average Assets	1.08%	1.29%	(0.21)%	(16.3)
Return on Average Equity	14.02%	15.24%	(1.22)%	(8.0)

We reported earnings (net income) of $4.1 million for the first quarter of 2006, a decrease of $371 thousand, or 8.4%, from the first quarter of 2005.   Diluted earnings per share were $.39 and $.41 for the respective quarters.  The decrease in earnings was largely attributable to a decrease in net interest income.  Included in net income are net securities gains, net of tax, of $38 thousand for the 2005 quarter, and net gains on the sale of loans to the secondary market, net of tax, of $26 thousand and $3 thousand for the respective 2006 and 2005 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2006	Mar 2005	Change	% Change
Interest and Dividend Income	$19,974	$17,480	$2,494	14.3%
Interest Expense	7,850	5,063	2,787	55.0
Net Interest Income	$12,124	$12,417	$ (293)	(2.4)

Taxable Equivalent Adjustment	642	613	29	4.7

Average Earning Assets (1)	$1,449,220	$1,328,106	$121,114	9.1
Average Paying Liabilities	1,205,953	1,103,276	102,677	9.3

Yield on Earning Assets (1)	5.59%	5.34%	0.25%	4.7
Cost of Paying Liabilities	2.64	1.86	0.78	41.9
Net Interest Spread	2.95	3.48	(0.53)	(15.2)
Net Interest Margin	3.39	3.79	(0.40)	(10.6)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased significantly, from 3.79% to 3.39%, from the first quarter of 2005 to the first quarter of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income, on a taxable equivalent basis, was down $293 thousand, or 2.4%, from the first quarter of 2005.  The $121.1 million, or 9.1%, increase in average earning assets between the first quarter of 2005 and the first quarter of 2006 was not enough to offset the negative impact on net interest income of the decrease in net interest margin.  The decrease in both net interest income and net interest margin between the two quarters was significantly influenced by the interest rate environment during the period.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 2000-2006" and “Loan Trends,” beginning in June 2004 after a long-term downward trend, prevailing interest rates began to rise.  As expected, deposit liabilities began to reprice upward in ensuing quarters, while the yields on average earning assets have been slower to respond, leading to margin shrinkage.

The provisions for loan losses were $273 thousand and $232 thousand for the quarters ended March 31, 2006 and 2005, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2006	Mar 2005	Change	% Change
Income From Fiduciary Activities	$1,303	$1,107	$ 196	17.7%
Fees for Other Services to Customers	1,804	1,600	204	12.8
Net Gains on Securities Transactions	---	64	(64)	(100.0)
Insurance Commissions	422	395	27	6.8
Other Operating Income	197	128	69	53.9
Total Other Income	$3,726	$3,294	$ 432	13.1

Income from fiduciary activities totaled $1.3 million for the first quarter of 2006, an increase of $196 thousand, or 17.7%, from the first quarter of 2005.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at March 31, 2006, amounted to $860.9 million, an increase of $81.6 million, or 10.5%, from March 31, 2005.

Income from fiduciary activities includes fee income from the investment management of customer funds placed in our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $162.4 million at March 31, 2006.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, almost all amounts in the funds derive from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) was $1.8 million for the first quarter of 2006, an increase of $204 thousand, or 12.8%, from the 2005 first quarter.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.  The branch acquisition also had a positive impact on fee income.

For the first quarter of 2005, total other income included securities gains of $64 thousand on the sale of $13.8 million of securities available-for-sale (primarily collateralized mortgage obligations).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first quarters of 2006 and 2005:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Quarter
	2006	2005
Investment Sales
Collateralized Mortgage Obligations	$ ---	$12,727
Other Mortgage-Backed Securities	---	---
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	5,808	1,057
Total Sales	$5,808	$13,784
Net Gains	$---	$64
Investment Purchases
Collateralized Mortgage Obligations	$ ---	$ 8,027
Other Mortgage-Backed Securities	---	15,326
U.S. Agency Securities	---	5,000
State and Municipal Obligations	3,266	3,944
Other	5,581	2,827
Total Purchases	$8,847	$35,124

The collateralized mortgage obligations sold during the first quarter of 2005 had relatively short remaining maturities and sales proceeds were reinvested primarily in collateralized mortgage obligations and other mortgage-backed securities.

Insurance commissions became a significant source of other income for us in 2005, following our acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  During the first quarter of 2006, we sold $3.0 million of newly originated 30 year, fixed-rate residential real estate loans in the secondary market.  The net gain of $43 thousand was due primarily to the fact that we were able to write loans with yields slightly higher than the average for comparable loans then selling in the secondary market.  During the first quarter of 2005, we did not sell any residential real estate loans to the secondary market.  During both quarters we sold all student loan originations along with the servicing rights.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2006	Mar 2005	Change	% Change
Salaries and Employee Benefits	$5,471	$5,055	$416	8.2%
Occupancy Expense of Premises, Net	805	707	98	13.9
Furniture and Equipment Expense	757	765	(8)	(1.0)
Other Operating Expense	2,121	1,958	163	8.3
Total Other Expense	$9,154	$8,485	$669	7.9

Efficiency Ratio	57.02%	54.10%	2.92%	5.4

Other expense for the first quarter of 2006 was $9.2 million, an increase of $669 thousand, or 7.9%, over the expense for the first quarter of 2005.  For the first quarter of 2006, our efficiency ratio was 57.02%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from 2005 to 2006, it still compares favorably to the December 31, 2005 peer group ratio of 60.12%.

Salaries and employee benefits expense increased $416 thousand, or 8.2%, from the first quarter of 2005 to the first quarter of 2006.  The increase is primarily attributable to an increase of 20.6 full-time equivalent employees resulting from our acquisition of three branches in April 2005 and Saratoga’s new branch in January 2006.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.46% for the first quarter of 2006, 14 basis points less than the ratio for our peer group of 1.60% at December 31, 2005.

Occupancy expense was $805 thousand for the first quarter of 2006, a $98 thousand increase, or 13.9%, over the first quarter of 2005.  The increase was primarily attributable to the April 2005 branch acquisition and the opening of Saratoga’s new branch in January 2006.  Furniture and equipment expense was $757 thousand for the first quarter of 2006, an $8 thousand decrease, or 1.0%, from the first quarter of 2005.  The decrease was primarily attributable to decreases in maintenance and data processing expenses, even though our physical facilities expanded as a result of the April 2005 branch acquisition and the opening of Saratoga’s new branch in January 2006.

Other operating expense was $2.1 million for the first quarter of 2006, an increase of $163 thousand, or 8.3%, from the first quarter of 2005.  These expenses were also affected by the April 2005 branch acquisition and the opening of Saratoga’s new branch in January 2006.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2006	Mar 2005	Change	% Change
Provision for Income Taxes	$1,722	$1,951	$(229)	(11.7)%
Effective Tax Rate	29.79%	30.58%	(0.79)%	(2.6)

The provisions for federal and state income taxes amounted to $1.7 million and $2.0 million for the first quarters of 2006 and 2005, respectively.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax-exempt securities.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in the market for our products and services, including changes in prevailing interest rates, will make our position less valuable.  The ongoing monitoring and management of market risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee (“ALCO”).  ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, where interest-bearing assets and liabilities reprice at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The results from our most recent analysis were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.  In recent periods, rates on long-term earning assets have repriced more slowly than rates on short-term assets and liabilities.

The resulting sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about, first, a decrease and subsequently an increase, in prevailing short-term interest rates, which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Short-term rates, which were at very low levels two years ago, have increased markedly over the ensuing periods, as the Federal Reserve Board has steadily increased the federal funds rate.  Management believes there is some likelihood that the Fed may continue to raise short-term rates a while longer, and that financial institutions may continue to encounter resistance in their attempts to extract higher yields from longer-term earning assets in upcoming periods.  The net effect of these developments would be continued downward pressure on our net interest margin.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2005.  Please refer to the risk factors listed in Part I, Item 1.A. of our Annual Report filed on Form 10-K for December 31, 2005 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Arrow executed no unregistered sales of its equity securities during the first quarter of 2006.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2006:

First Quarter 2006 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	25,741	$26.91	23,500	$1,229,030
February	21,141	27.29	19,600	693,850
March	22,123	27.56	6,000	529,750
Total	69,005	27.24	49,100

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (2,241 shares); February – DRIP purchases (1,541 shares); March – DRIP purchases (15,647 shares), option exercises (476 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase programs, including the $5 million stock repurchase program authorized by the Board if Directors in April 2005 (the “2005 Repurchase Program”), but do not include shares purchased or subject to purchase under the DRIP or any compensatory stock or stock option plan.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represent the amount remaining under the 2005 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect at such dates.  In April 2006 the Board authorized a new $5 million stock repurchase program, replacing the 2005 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held April 26, 2006, shareholders elected the following directors to Class B.   The voting results were as follows:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
John J. Carusone, Jr.	2009	7,652,926	822,761	---
Michael B. Clarke	2009	8,383,638	92,049	---
David G Kruczlnicki	2009	8,365,565	110,121	---
David L. Moynehan	2009	8,369,469	106,218	---

Shareholders also ratified the selection of the independent registered public accounting firm, KPMG LLP, as the company’s independent auditor for the fiscal year ending December 31, 2006. (For – 8,398,057; Against – 39,121; Abstain – 38,508; Broker Non-Votes - 0)

Item 5.

Other Information  - None

Item 6.

Exhibits

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

ARROW FINANCIAL CORPORATION

Registrant

Date: May 8, 2006	s/Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman

Date: May 8, 2006	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)