Form 10-Q
period 2006-06-30
ARROW FINANCIAL CORP
filed 2006-08-09
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006

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

Class

Outstanding as of July 31, 2006

Common Stock, par value $1.00 per share

10,251,659

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2006

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$ 38,244	$ 35,558
Federal Funds Sold	---	---
Cash and Cash Equivalents	38,244	35,558
Securities Available-for-Sale	336,167	326,363
Securities Held-to-Maturity (Approximate Fair Value of $97,956 at June 30, 2006 and $118,495 at December 31, 2005)	100,432	118,123
Loans	994,838	996,545
Allowance for Loan Losses	(12,265)	(12,241)
Net Loans	982,573	984,304
Premises and Equipment, Net	15,746	15,884
Other Real Estate and Repossessed Assets, Net	46	124
Goodwill	14,504	14,452
Other Intangible Assets, Net	2,660	2,885
Other Assets	25,962	21,910
Total Assets	$1,516,334	$1,519,603
LIABILITIES
Deposits:
Demand	$ 183,321	$ 179,441
Regular Savings, N.O.W. & Money Market Deposit Accounts	555,721	610,524
Time Deposits of $100,000 or More	159,549	154,626
Other Time Deposits	252,514	221,172
Total Deposits	1,151,105	1,165,763
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,804	41,195
Other Short-Term Borrowings	2,013	1,859
Federal Home Loan Bank Advances	163,000	157,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	17,666	16,365
Total Liabilities	1,401,588	1,402,182
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (13,883,064 Shares Issued at June 30, 2006 and December 31, 2005)	13,883	13,883
Surplus	139,952	139,442
Undivided Profits	24,800	21,402
Unallocated ESOP Shares (60,982 Shares at June 30, 2006 and 82,311 Shares at December 31, 2005)	(862)	(1,163)
Accumulated Other Comprehensive Loss	(7,558)	(4,563)
Treasury Stock, at Cost (3,571,663 Shares at June 30, 2006 and 3,434,589 Shares at December 31, 2005)	(55,469)	(51,580)
Total Shareholders’ Equity	114,746	117,421
Total Liabilities and Shareholders’ Equity	$1,516,334	$1,519,603

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,119	$13,248	$29,886	$25,707
Interest on Federal Funds Sold	86	35	116	44
Interest and Dividends on Securities Available-for-Sale	3,733	3,489	7,205	6,907
Interest on Securities Held-to-Maturity	1,070	1,004	2,133	1,985
Total Interest and Dividend Income	20,008	17,776	39,340	34,643

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,827	975	3,337	1,666
Other Deposits	4,453	2,787	8,456	5,123
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	250	144	453	261
Other Short-Term Borrowings	11	5	19	8
Federal Home Loan Bank Advances	1,629	1,416	3,428	3,055
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	342	294	669	571
Total Interest Expense	8,512	5,621	16,362	10,684
NET INTEREST INCOME	11,496	12,155	22,978	23,959
Provision for Loan Losses	101	176	374	408
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,395	11,979	22,604	23,551

OTHER INCOME
Income from Fiduciary Activities	1,307	1,181	2,610	2,288
Fees for Other Services to Customers	2,009	1,948	3,813	3,548
Net (Losses) Gains on Securities Transactions	(118)	125	(118)	189
Insurance Commissions	482	488	904	883
Other Operating Income	372	140	569	268
Total Other Income	4,052	3,882	7,778	7,176

OTHER EXPENSE
Salaries and Employee Benefits	5,480	5,288	10,951	10,343
Occupancy Expense of Premises, Net	815	757	1,620	1,464
Furniture and Equipment Expense	813	746	1,570	1,511
Other Operating Expense	2,223	2,384	4,344	4,342
Total Other Expense	9,331	9,175	18,485	17,660

INCOME BEFORE PROVISION FOR INCOME TAXES	6,116	6,686	11,897	13,067
Provision for Income Taxes	1,839	2,006	3,561	3,957
NET INCOME	$ 4,277	$ 4,680	$ 8,336	$ 9,110

Average Shares Outstanding:
Basic	10,299	10,435	10,328	10,465
Diluted	10,436	10,613	10,473	10,659

Per Common Share:
Basic Earnings	$ .42	$ .45	$ .81	$ .87
Diluted Earnings	.41	.44	.80	.85

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$(4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	8,336	---	---	---	8,336
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $138)	---	---	---	---	---	(83)	---	(83)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $4,961)	---	---	---	---	---	(2,983)	---	(2,983)
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $118)	---	---	---	---	---	71	---	71
Other Comprehensive Loss								(2,995)
Comprehensive Income								5,341

Cash Dividends Declared, $.48 per Share	---	---	---	(4,938)	---	---	---	(4,938)
Stock Options Exercised (2,567 Shares)	---	---	10	---	---	---	23	33
Shares Issued Under the Directors’ Stock Purchase Plan (2,613 Shares)	---	---	41	---	---	---	24	65
Shares Issued Under the Employee Stock Purchase Plan (10,053 Shares)	---	---	160	---	---	---	92	252
Tax Benefit for Exercise of Stock Options	---	---	2	---	---	---	---	2
Allocation of ESOP Stock (21,329 Shares)	---	---	269	---	301	---	---	570
Acquisition of Subsidiary (1,423 Shares)	---	---	28	---	---	---	13	41
Purchase of Treasury Stock (153,730 Shares)	---	---	---	---	---	---	(4,041)	(4,041)
Balance at June 30, 2006	13,883,064	$13,883	$139,952	$24,800	$ (862)	$(7,558)	$(55,469)	$114,746

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	9,110	---	---	---	9,110
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $570)	---	---	---	---	---	(343)	---	(343)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,515)	---	---	---	---	---	(1,512)	---	(1,512)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $189)	---	---	---	---	---	(114)	---	(114)
Other Comprehensive Loss								(1,969)
Comprehensive Income								7,141

Cash Dividends Declared, $.45 per Share	---	---	---	(4,667)	---	---	---	(4,667)
Stock Options Exercised (66,250 Shares)	---	---	149	---	---	---	565	714
Shares Issued Under the Directors’ Stock Purchase Plan (2,332 Shares)	---	---	40	---	---	---	20	60
Shares Issued Under the Employee Stock Purchase Plan (12,468 Shares)	---	---	202	---	---	---	147	349
Tax Benefit for Exercise of Stock Options	---	---	397	---	---	---	---	397
Allocation of ESOP Stock (12,451 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (168,956 Shares)	---	---	---	---	---	---	(4,503)	(4,503)
Balance at June 30, 2005	13,478,703	$13,479	$128,266	$27,799	$(1,182)	$(1,540)	$(48,955)	$117,867

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2006	2005
Operating Activities:
Net Income	$ 8,336	$ 9,110
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	101	408
Depreciation and Amortization	1,406	1,113
Compensation Expense for Allocated ESOP Shares	269	166
Net Gains on the Sale of Securities Available-for-Sale	(14)	(195)
Losses on the Sale of Securities Available-for-Sale	132	6
Loans Originated and Held-for-Sale	(4,173)	(1,381)
Proceeds from the Sale of Loans Held-for-Sale	4,994	2,312
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(279)	9
Contributions to Pension Plans	(2,259)	---
(Increase) Decrease in Deferred Tax Assets	571	(181)
Shares Issued Under the Directors’ Stock Plan	65	60
Increase in Interest Receivable	(184)	(532)
Increase in Interest Payable	1,253	267
Increase in Other Assets	(393)	(268)
Increase in Other Liabilities	175	1,356
Net Cash Provided By Operating Activities	10,000	12,481
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	20,496	28,178
Proceeds from the Maturities and Calls of Securities Available-for-Sale	14,530	19,361
Purchases of Securities Available-for-Sale	(50,218)	(46,455)
Proceeds from the Maturities of Securities Held-to-Maturity	17,566	6,916
Purchases of Securities Held-to-Maturity	---	(5,375)
Net Decrease (Increase) in Loans	558	(70,853)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	960	470
Purchases of Premises and Equipment	(920)	(226)
Net Increase from Branch Acquisitions	---	47,084
Net Cash Provided by (Used In) Investing Activities	2,972	(20,900)
Financing Activities:
Net (Decrease) Increase in Deposits	(14,658)	10,746
Net Increase in Short-Term Borrowings	6,763	6,943
Federal Home Loan Bank Advances	56,000	75,000
Federal Home Loan Bank Repayments	(50,000)	(80,000)
Tax Benefit from Exercise of Stock Options	2	397
Purchases of Treasury Stock	(4,041)	(4,503)
Treasury Stock Issued for Stock-Based Plans	285	1,063
Allocation of ESOP Shares	301	176
Cash Dividends Paid	(4,938)	(4,667)
Net Cash (Used In) Provided By Financing Activities	(10,286)	5,155
Net Increase (Decrease) in Cash and Cash Equivalents	2,686	(3,264)
Cash and Cash Equivalents at Beginning of Period	35,558	36,805
Cash and Cash Equivalents at End of Period	$38,244	$33,541
Supplemental Cash Flow Information:
Interest Paid	$15,109	$10,416
Income Taxes Paid	3,240	2,866
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	306	403
Shares Issued for CFG Acquisition	41	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2006

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying Unaudited Consolidated Interim Financial Statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2006 and December 31, 2005; the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005; the changes in shareholders’ equity for the six-month periods ended June 30, 2006 and 2005; and the cash flows for the six-month periods ended June 30, 2006 and 2005.  All such adjustments are of a normal recurring nature, except for the 2005 cash flow from branch acquisitions which was reclassified from financing activities to investing activities on the unaudited consolidated statement of cash flows.  The Unaudited Consolidated Interim Financial Statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2005, included in Arrow’s 2005 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005:

	2006	2005
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (880)	$ (796)
Net Unrealized Holding Losses on Securities Available-for-Sale	(6,678)	(3,767)
Total Accumulated Other Comprehensive Loss	$(7,558)	$(4,563)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2006 and 2005:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2006:
Basic EPS	$4,277	10,299	$.42
Dilutive Effect of Stock Options	---	137
Diluted EPS	$4,277	10,436	$.41
For the Three Months Ended June 30, 2005:
Basic EPS	$4,680	10,435	$.45
Dilutive Effect of Stock Options	---	178
Diluted EPS	$4,680	10,613	$.44

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2006:
Basic EPS	$8,336	10,328	$.81
Dilutive Effect of Stock Options	---	145
Diluted EPS	$8,336	10,473	$.80
For the Six Months Ended June 30, 2005:
Basic EPS	$9,110	10,465	$.87
Dilutive Effect of Stock Options	---	194
Diluted EPS	$9,110	10,659	$.85

4.   Stock-Based Compensation Plans

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation” using the “modified prospective” method.  Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after December 31, 2005.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which typically extends over the four years following the grant for Arrow.  However, we issued no option grants or other stock-based compensation awards to officers or employees in 2005 and, to date, none in 2006.  We are currently evaluating our stock-based compensation plans.

In December 2005, the compensation committee of the board of directors accelerated the vesting for all the remaining unvested stock options then outstanding, which had been granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period, due to the required adoption of FASB Statement 123(R) on January 1, 2006.  Since the decision to accelerate occurred in the fourth quarter of 2005, the cost of accelerating the vesting that would have been recognized under FASB Statement No. 123 is not reflected in the following table, which illustrates the effect on net income and earnings per share for the quarter and six month periods ended June 30, 2005 if Arrow had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  However, the costs are included in the table in Note 1 of the consolidated financial statements in our Form 10-K for December 31, 2005

Prior to 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income for stock awards granted under these plans as all awards granted under these plans were for a fixed number of shares having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted did generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

We also sponsor an Employee Stock Purchase Plan (ESPP) under which employees purchase Arrow’s common stock at a  discount from market price at the time of purchase.  Prior to March 1, 2005, the discount was 15%.  Since that date, the discount has been 5%.  Under the preexisting accounting standard, APB 25, a plan with a discount of 15% or less was not considered compensatory and expense was not recognized.  Under SFAS No. 123(R), effective since January 1, 2005, a stock purchase plan with a discount in excess of 5% is considered a compensatory plan and thus the ESPP was considered a compensatory plan for the first two months of 2005, and the entire discount for that period was considered compensation expense in the pro forma disclosures set forth below.  The effects of applying SFAS No. 123(R) on pro forma net income, as reported in the table below, may not be representative of the effects of stock-based compensation on net income in future periods.

The following table illustrates the pro forma effect on net income and earnings per share for the three and six-month periods ended June 30, 2005 of applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation plans.

June 30, 2005 Pro Forma Earnings per Share	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income, as Reported	$4,680	$9,110
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(285)
Pro Forma Net Income	$4,546	$8,825

Earnings per Share:
Basic - as Reported	$.45	$.87
Basic - Pro Forma	.44	.84
Diluted - as Reported	.44	.85
Diluted - Pro Forma	.43	.83

The following table presents the activity in our stock option plans for the first six months of 2006:

	Six Months Ended June 30, 2006
Options:	Shares	Weighted- Average Exercise Price
Outstanding at January 1	537,144	$19.87
Granted	---	---
Exercised	(2,568)	12.97
Forfeited	---	---
Outstanding at June 30	534,576	19.91
Exercisable at June 30	534,576	19.91

5.   Guarantees

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby letters of credit.  Standby and other letters of credit are conditional commitments that are issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Typically, these instruments have terms of twelve months or less.  Some expire unused, and therefore, the total amounts do not necessarily represent future cash requirements.  Some have automatic renewal provisions.

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $2.7 million of standby letters of credit on June 30, 2006, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at June 30, 2006 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$269	$465	$ 37	$ 46
Interest Cost	352	639	124	115
Expected Return on Plan Assets	(510)	(963)	---	---
Amortization of Prior Service Cost (Credit)	(24)	(57)	(17)	(6)
Amortization of Transition Obligation	---	---	10	26
Amortization of Net Loss	111	150	38	42
Net Periodic Benefit Cost	$198	$234	$192	$223

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$ 538	$ 797	$ 73	$ 89
Interest Cost	703	1,095	249	221
Expected Return on Plan Assets	(1,019)	(1,651)	---	---
Amortization of Prior Service Cost (Credit)	(48)	(97)	(34)	(11)
Amortization of Transition Obligation	---	---	19	50
Amortization of Net Loss	222	257	77	81
Net Periodic Benefit Cost	$ 396	$ 401	$384	$430

In the second quarter of 2006, we made a contribution to our qualified pension plans in the amount of $2,132 which represented the estimated maximum tax deductible contribution for 2006.  In addition, we contributed $127 to the nonqualified pension plan.  We expect to contribute $375 to our postretirement benefit plans in 2006.

7. Related Party Transaction (In Thousands)

During the second quarter of 2006 we sold land in Saratoga County to Stewart’s Shops Corp (Stewarts), which owns and operates a chain of convenience stores in the Northeastern U.S.A.  We had acquired the land in two separate transactions beginning in 1999, for a total cost of $350.  We sold the land for $577 (a gain of $227) based on a third-party appraisal of the property.  After Stewart’s develops the property, we intend to lease (at market rates) a portion of the premises constructed on the site to serve as one of our bank branches, similar to leases we have entered into with Stewart’s for branches at two other sites owned by them.  Gary Dake, the president of Stewart’s, also serves on the Board of Directors of our holding company and on of one of our subsidiary banks.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2006, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

August 7, 2006

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2006

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s March 2006 “Bank Holding Company Performance Report.”  Our peer group was comprised of 237 domestic bank holding companies located throughout the United States having $1 to $3 billion in total consolidated assets as identified in the Federal Reserve’s report.

Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in the financial institution sector, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Expected shift from non-maturity deposits to time deposits	22	2nd paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	23	3rd to last paragraph
	23	Last paragraph
	26	1st paragraph
	26	Last paragraph
	37	Last paragraph
	38	2nd paragraph
Future level of residential real estate loans	25	1st paragraph
Impact of competition for indirect loans	25	5th paragraph
Liquidity	30	Last paragraph under “Liquidity”

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events or changing beliefs or assumptions on our part.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2005.

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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution, to correct any distortion that might otherwise arise from the fact that the two institutions typically will have different proportions of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Net Income	$4,277	$4,059	$4,690	$4,839	$4,680

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	(71)	---	14	92	75
Net Gains on Sales of Loans	7	26	8	49	13
Net Gains on the Sale of Other Real Estate Owned	---	---	17	12	6
Net Gains on the Sale Premises	136	---	---	---	---

Period End Shares Outstanding	10,250	10,344	10,366	10,361	10,426
Basic Average Shares Outstanding	10,299	10,358	10,362	10,390	10,435
Diluted Average Shares Outstanding	10,436	10,508	10,519	10,563	10,613
Basic Earnings Per Share	.42	.39	.45	.47	.45
Diluted Earnings Per Share	.41	.39	.45	.46	.44
Cash Dividends Per Share	.24	.24	.24	.23	.22
Stock Dividends	---	---	---	3%	---

Average Assets	$1,523,164	$1,519,810	$1,516,029	$1,470,437	$1,450,237
Average Equity	115,626	117,439	116,007	117,104	116,880
Return on Average Assets	1.13%	1.08%	1.23%	1.31%	1.29%
Return on Average Equity	14.84	14.02	16.04	16.39	16.06

Average Earning Assets	$1,454,397	$1,449,220	$1,443,474	$1,394,187	$1,378,822
Average Paying Liabilities	1,207,062	1,205,953	1,200,078	1,148,719	1,144,577
Interest Income, Tax-Equivalent [1]	20,651	19,974	19,844	18,902	18,398
Interest Expense	8,512	7,850	7,272	6,158	5,621
Net Interest Income, Tax-Equivalent [1]	12,139	12,124	12,572	12,744	12,777
Tax-Equivalent Adjustment	643	642	654	608	622
Net Interest Margin [1]	3.35%	3.39%	3.46%	3.63%	3.72%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,331	$ 9,154	$ 8,528	$ 9,001	$ 9,175
Less: Intangible Asset Amortization	(106)	(117)	(127)	(116)	(122)
Net Noninterest Expense	$ 9,225	$ 9,037	$ 8,401	$ 8,885	$ 9,053
Net Interest Income, Tax-Equivalent [1]	$12,139	$12,124	$12,572	$12,744	$12,777
Noninterest Income	4,052	3,726	3,690	4,082	3,882
Less: Net Securities Losses (Gains)	118	---	(24)	(151)	(125)
Net Gross Income	$16,309	$15,850	$16,238	$16,675	$16,534
Efficiency Ratio [1]	56.56%	57.02%	51.74%	53.28%	54.75%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.32%	8.46%	8.33%	8.46%	8.54%
Total Shareholders’ Equity (i.e. Book Value)	$114,746	$116,583	$117,421	$116,017	$117,867
Book Value per Share	11.19	11.27	11.33	11.20	11.30
Intangible Assets	17,164	17,231	17,337	17,380	17,461
Tangible Book Value per Share	9.52	9.60	9.66	9.52	9.63

Selected Quarterly Information, Continued:

	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005	Mar 2005	Dec 2005	Sep 2005	Jun 2005
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.11%	.15%	.07%	.04%	.10%	.08%	.07%	.13%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.04	.11	.16	.09	.08	.13	.11	.19	.19
Allowance for Loan Losses as a Percentage of Period-end Loans	1.23	1.23	1.23	1.24	1.28	1.39	1.38	1.36	1.36
Allowance for Loan Losses as a Percentage of Nonperforming Loans	931.30	988.94	544.55	588.83	620.79	550.72	427.37	544.24	578.50
Nonperforming Loans as a Percentage of Period-end Loans	.13	.12	.23	.21	.21	.25	.29	.25	.23
Nonperforming Assets as a Percentage of Period-end Total Assets	.09	.09	.16	.16	.14	.16	.20	.17	.17

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2005 3% stock dividend.

	Jun 2006	Jun 2005
Net Income	$8,336	$9,110

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	(71)	114
Net Gains on Sales of Loans	33	16
Net Gains on the Sale of Other Real Estate Owned	---	5
Net Gains on the Sale Premises	136	---

Period End Shares Outstanding	10,250	10,426
Basic Average Shares Outstanding	10,328	10,465
Diluted Average Shares Outstanding	10,473	10,659
Basic Earnings Per Share	.81	.87
Diluted Earnings Per Share	.80	.85
Cash Dividends	.48	.45

Average Assets	$1,521,496	$1,423,626
Average Equity	116,528	117,364
Return on Average Assets	1.10%	1.29%
Return on Average Equity	14.43	15.65

Average Earning Assets	$1,451,822	$1,353,604
Average Paying Liabilities	1,206,511	1,124,040
Interest Income, Tax-Equivalent [1]	40,625	35,878
Interest Expense	16,362	10,684
Net Interest Income, Tax-Equivalent [1]	24,263	25,194
Tax-Equivalent Adjustment	1,285	1,235
Net Interest Margin [1]	3.37%	3.75%
Efficiency Ratio Calculation [1]
Noninterest Expense	$18,485	$17,660
Less: Intangible Asset Amortization	(223)	(142)
Net Noninterest Expense [1]	18,262	17,518
Net Interest Income, Tax-Equivalent	24,263	25,194
Noninterest Income	7,778	7,176
Less Net Securities Losses or (Gains)	118	(189)
Net Gross Income, Adjusted [1]	32,159	32,181
Efficiency Ratio [1]	56.79%	54.44%

Selected Six-Month Period Information, Continued:

	Jun 2006	Jun 2005
Tier 1 Leverage Ratio	8.32%	8.54%
Total Shareholders’ Equity (i.e. Book Value)	$114,746	$117,867
Book Value per Share	11.19	11.30
Intangible Assets	17,164	17,461
Tangible Book Value per Share	9.52	9.63

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.08	.09
Allowance for Loan Losses as a Percentage of Period-end Loans	1.23	1.28
Allowance for Loan Losses as a Percentage of Nonperforming Loans	931.30	620.79
Nonperforming Loans as a Percentage of Period-end Loans	.13	.21
Nonperforming Assets as a Percentage of Period-end Total Assets	.09	.14

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2006			2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 7,077	$ 86	4.87%	$ 5,082	$ 35	2.76%

Securities Available-for-Sale:
Taxable	335,495	3,658	4.371	323,146	3,404	4.231
Non-Taxable	8,780	117	5.34	11,267	136	4.84
Securities Held-to-Maturity:
Taxable	376	4	4.27	397	3	3.03
Non-Taxable	107,075	1,589	5.95	111,706	1,497	5.38

Loans	995,594	15,197	6.12	927,224	13,323	5.76

Total Earning Assets	1,454,397	20,651	5.70	1,378,822	18,398	5.35

Allowance For Loan Losses	(12,270)			(12,102)
Cash and Due From Banks	33,473			35,705
Other Assets	47,564			47,812
Total Assets	$1,523,164			$1,450,237

Deposits:
Interest-Bearing NOW Deposits	$ 292,780	1,273	1.74	$ 317,774	834	1.05
Regular and Money Market Savings	289,997	902	1.25	305,338	617	0.81
Time Deposits of $100,000 or More	167,761	1,827	4.37	137,875	975	2.84
Other Time Deposits	245,825	2,278	3.72	194,692	1,336	2.75
Total Interest-Bearing Deposits	996,363	6,280	2.53	955,679	3,762	1.58

Short-Term Borrowings	43,289	261	2.42	34,557	206	2.39
Long-Term Debt	167,410	1,971	4.72	154,341	1,653	4.30
Total Interest-Bearing Liabilities	1,207,062	8,512	2.83	1,144,577	5,621	1.97

Demand Deposits	181,263			173,194
Other Liabilities	19,213			15,586
Total Liabilities	1,407,538			1,333,357
Shareholders’ Equity	115,626			116,880
Total Liabilities and Shareholders’ Equity	$1,523,164			$1,450,237

Net Interest Income (Fully Taxable Basis)		12,139			12,777
Net Interest Spread			2.87			3.38
Net Interest Margin			3.35			3.72

Reversal of Tax-Equivalent Adjustment		(643)	(.18)		(622)	(.18)
Net Interest Income, As Reported		$11,496			$12,155

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2006			2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 4,917	$ 116	4.76%	$ 3,340	$ 44	2.66%

Securities Available-for-Sale:
Taxable	329,057	7,042	4.321	324,138	6,758	4.201
Non-Taxable	9,205	250	5.48	10,012	242	4.87
Securities Held-to-Maturity:
Taxable	379	9	4.79	402	8	4.01
Non-Taxable	110,698	3,162	5.76	110,637	2,963	5.40

Loans	997,566	30,046	6.07	905,075	25,863	5.76

Total Earning Assets	1,451,822	40,625	5.64	1,353,604	35,878	5.35

Allowance For Loan Losses	(12,249)			(12,074)
Cash and Due From Banks	33,656			35,500
Other Assets	48,267			46,596
Total Assets	$1,521,496			$1,423,626

Deposits:
Interest-Bearing NOW Deposits	$ 296,499	2,433	1.65	$ 311,095	1,528	0.99
Regular and Money Market Savings	291,063	1,738	1.20	296,674	1,154	0.78
Time Deposits of $100,000 or More	160,785	3,337	4.19	123,557	1,666	2.72
Other Time Deposits	239,849	4,285	3.60	184,763	2,441	2.66
Total Interest-Bearing Deposits	988,196	11,793	2.41	916,089	6,789	1.49

Short-Term Borrowings	41,081	472	2.32	41,846	372	1.79
Long-Term Debt	177,234	4,097	4.66	166,105	3,523	4.28
Total Interest-Bearing Liabilities	1,206,511	16,362	2.73	1,124,040	10,684	1.92

Demand Deposits	179,341			166,585
Other Liabilities	19,116			15,637
Total Liabilities	1,404,968			1,306,262
Shareholders’ Equity	116,528			117,364
Total Liabilities and Shareholders’ Equity	$1,521,496			$1,423,626

Net Interest Income (Fully Taxable Basis)		24,263			25,194
Net Interest Spread			2.91			3.43
Net Interest Margin			3.37			3.75

Reversal of Tax-Equivalent Adjustment		(1,285)	(.18)		(1,235)	(.18)
Net Interest Income, As Reported		$22,978			$23,959

OVERVIEW

We reported earnings of $4.277 million for the second quarter of 2006, a decrease of $403 thousand, or 8.6%, as compared to $4.680 million for the second quarter of 2005.  Diluted earnings per share were $.41 and $.44 for the respective quarters.  Average diluted shares outstanding decreased by 1.7% from the second quarter of 2005 to the second quarter of 2006, as repurchases of shares under our common stock repurchase program exceeded the issuance of shares under our compensatory stock plans.  For the first six months of 2006 we reported earnings of $8.336 million, a decrease of $774 thousand, or 8.5%, as compared to $9.110 million for the first six months of 2005.  Diluted earnings per share were $.80 and $.85 for the respective 2006 and 2005 six-month periods.

Although our net earnings and earnings per share for the quarter and for the six-month period were down from last year’s results, total assets increased between the periods.  Thus, returns on average assets also decreased between the 2005 and 2006 periods.  Returns on average equity also decreased between the 2005 and 2006 periods; even though average stockholders’ equity decreased, net income decreased by a greater percentage.  The decrease in average shareholders’ equity was due to the fact that earnings were more than offset by: i) cash dividends, ii) repurchases of common stock, and iii) a net increase in the unrealized holding losses, net of tax, on securities in the available-for-sale portfolio.

The return on average assets for the second quarter of 2006 was 1.13%, compared to 1.29% for the second quarter of 2005, a decrease of 16 basis points, or 12.4%.  The return on average equity for the second quarter of 2006 was 14.84%, compared to 16.06% for the second quarter of 2005, a decrease of 122 basis points, or 7.6%.  For the first six months of 2006, the return on average assets was 1.10%, compared to 1.29% for the prior year period, a decrease of 19 basis points, or 14.7%.  The return on average equity for the first six months of 2006 was 14.43%, compared to 15.65% for the prior year period, a decrease of 122 basis points, or 7.8%.

The principal reason for the declining earnings and earnings ratios from the 2005 periods to the 2006 periods was the decrease in the net interest margin.  For the second quarter of 2006, the net interest margin was 3.35%, down 37 basis points, or 10.1%, from the 3.72% margin for the second quarter of 2005.

Between the first and second quarters of 2006, return on average assets and return on average equity were up slightly: return on average assets increased from 1.08% to 1.13% and return on average equity increased from 14.02% to 14.84%.  However the net interest margin was down slightly, decreasing 4 basis points from the first quarter of 2006 to 3.35% for the second quarter of 2006.

Total assets were $1.52 billion at June 30, 2006, which represented a decrease of $3.3 million, or 0.2%, from December 31, 2005, but an increase of $62.0 million, or 4.3%, above the level at June 30, 2005.

Total shareholders’ equity was $114.7 million at June 30, 2006, a decrease of $2.7 million, or 2.3%, from December 31, 2005.  As stated above, this was the result of the fact that earnings and additions to equity resulting from the our  compensatory stock plans were more than offset by: i) cash dividends, ii) repurchases of common stock, and iii) a net increase in the unrealized holding losses, net of tax, on securities in the available-for-sale portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2006 both our banks qualified as "well-capitalized" under federal bank guidelines.  Efficient utilization of capital is one of our high priorities.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2006	Dec 2005	Jun 2005	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ ---	$ ---	$ ---	$ ---	---%	---%
Securities Available-for-Sale	336,167	326,363	321,101	9,804	15,066	3.0	4.7
Securities Held-to-Maturity	100,432	118,123	106,478	(17,691)	(6,046)	(15.0)	(5.7)
Loans (1)	994,838	996,545	952,938	(1,707)	41,900	(0.2)	4.4
Allowance for Loan Losses	12,265	12,241	12,168	24	97	0.2	0.8
Earning Assets (1)	1,431,437	1,441,031	1,380,517	(9,594)	50,920	(0.7)	3.7
Total Assets	$1,516,334	1,519,603	$1,454,305	$(3,269)	$62,029	(0.2)	4.3

Demand Deposits	$ 183,321	$ 179,441	$ 178,708	$ 3,880	$ 4,613	2.2	2.6
NOW, Regular Savings & Money Market Deposit Accounts	555,721	610,524	612,543	(54,803)	(56,822)	(9.0)	(9.3)
Time Deposits of $100,000 or More	159,549	154,626	113,062	4,923	46,487	3.2	41.1
Other Time Deposits	252,514	221,172	200,925	31,342	51,589	14.2	25.7
Total Deposits	$1,151,105	$1,165,763	$1,105,238	$(14,658)	$45,867	(1.3)	4.1
Short-Term Borrowings	49,817	$ 43,054	50,919	6,763	(1,102)	15.7	(2.2)
Federal Home Loan Bank Advances:
Overnight	28,000	2,000	---	26,000	28,000	1300.0	---
Term Advances	135,000	155,000	145,000	(20,000)	(10,000)	(12.9)	(6.9)
Shareholders' Equity	$ 114,746	117,421	$ 117,867	$ (2,675)	$ (3,121)	(2.3)	(2.6)

(1) Includes Nonaccrual Loans

Branch Acquisition:  Our most recent branch transaction was the acquisition of three HSBC branches on April 8, 2005, which added approximately $62 million in deposits balances and $8 million in loan balances.  The acquisition also resulted in an increase of $5.9 million in intangible assets.

Municipal Deposits:  Municipal deposits typically represent 15% to 20% of our total deposits.  Many of our municipal deposit relationships are on a year-to-year basis, by formal or informal agreements and consist of NOW accounts and time deposits of short duration.  Recent fluctuations in our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state funds.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the period-end balance of municipal deposits at the end of a quarter is not representative of the average balance for that quarter.

Flat Yield Curve:  The shape of the yield curve (i.e. the graph showing short-term to long-term interest rates) has a significant impact on our loan pricing and investment opportunities.  Since June 2004 the Fed has steadily increased short-term interest rates.  Long-term rates, however, have not moved in tandem, resulting in a narrowing of the spread between long-term and short-term rates in recent periods to the point where the yield curve has been essentially flat, that is, there has been virtually no difference between short-term and long-term interest rates for low or no-risk bonds like U.S. Treasury notes.  Typically, our net interest income is enhanced, in part, by our ability to invest some portion of our short-term, lower-rate deposits into longer-term higher yielding loans and investments.  A flat yield curve limits our ability to make these traditional funding and investment decisions.

Balance Sheet Summary:  Changes to our balance sheet from year-end 2005 to June 30, 2006 were the result of several factors discussed in this report, including:

•

The flat shape of the yield curve,

•

Pricing of our indirect loan originations,

•

Moderate demand for residential mortgage loans,

•

Moderate to strong demand for commercial and commercial real estate loans,

•

Changes in our municipal deposit balances, and

•

Wholesale funding decisions.

At the end of the second quarter of 2006 total assets were essentially unchanged from the prior year-end.

Changes in Sources of Funds:  We elected not to rollover $20 million of wholesale funding maturities in the form of Federal Home Loan Bank (FHLB) advances and total deposits decreased $14.7 million, as well.  We replaced these sources of funds with overnight FHLB borrowings.  There was a significant shift within the deposit portfolio from NOW accounts to more expensive time deposits, primarily within our municipal accounts.

Changes in Earning Assets:  The fact that our loan portfolio remained essentially flat from December 31, 2005 to June 30, 2006 reflected offsetting trends in our three largest segments:

1.

Indirect loans – we decided not to compete aggressively with the low rates being offered in the marketplace.  As a result we saw these balances decline by $18.3 million during the first six months of 2006.

2.

Residential real estate loans – originations of $23.8 million were almost fully offset by normal amortization and loan sales.

3.

Commercial loans – this was the only segment where we experienced moderate to strong demand resulting in increases to outstanding balances of $13.7 million.

Investment securities decreased $7.9 million.  Due to the flat yield curve, we elected not to reinvest most of the cashflow from our investment portfolio until the second quarter of 2006.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Demand Deposits	$ 181,263	$ 177,398	$ 179,555	$ 186,055	$ 173,194
Interest-Bearing Demand Deposits	292,780	300,259	332,541	304,489	317,774
Regular and Money Market Savings	289,997	292,141	289,567	301,734	305,338
Time Deposits of $100,000 or More	167,761	153,730	136,703	123,750	137,875
Other Time Deposits	245,825	233,807	214,330	208,232	194,692
Total Deposits	$1,177,626	$1,157,335	$1,152,696	$1,124,260	$1,128,873

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Demand Deposits	15.4%	15.3%	15.6%	16.5%	15.3%
Interest-Bearing Demand Deposits	24.9	25.9	28.8	27.1	28.1
Regular and Money Market Savings	24.6	25.2	25.1	26.9	27.1
Time Deposits of $100,000 or More	14.2	13.3	11.9	11.0	12.2
Other Time Deposits	20.9	20.3	18.6	18.5	17.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth measured by average deposit balances in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances generally followed this pattern in the first two quarters of 2006.  In the first quarter, the average balance increased $4.6 million, or 0.4%, from the fourth quarter of 2005.  The modest increase was primarily attributable to an increase in non-municipal balances, offset by a decrease in municipal deposits.

In the second quarter of 2006, following the historical trend, average deposits balances increased more rapidly, by $20.3 million, or 1.8%, over the first quarter level.  However, by the end of the second quarter, deposit balances had decreased to $1.151 billion, down $14.7 million form year-end 2005 levels, reflecting a significant fall-off in municipal deposit balances.

During the uninterrupted period of declining interest rates from May 2000 through the first half of 2004, we experienced a trend (typical for financial institutions) where maturing time deposits are transferred to non-maturity interest-bearing transaction accounts.  This period of declining rates ended in June 2004 as the Federal Reserve initiated a series of seventeen 25 basis point increases in prevailing rates extending through June 2006.

As a result of this rising short-term rate environment we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into time deposits.  At June 30, 2006 time deposits represented 35.8% of total deposits, up from 22.5% at June 30, 2004.  This higher percentage was still below the ratio of 40.8% at June 30, 2000.  At the same time, the percentage of interest-bearing demand deposits to total deposits decreased, principally due to municipal account transfers.

Other depositors (i.e. non-municipal) exhibited this same pattern, but these transfers were primarily from money market savings accounts to other time deposits during this period of rising rates.  We expect that this pattern of transfers from non-maturity deposits to time deposits will continue for both municipal customers and other customers, especially if interest rates continue to rise.

In addition to the branches acquired in April 2005, we opened a new branch in Saratoga at the beginning of 2006.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.74	1.57	1.56	1.15	1.05
Regular and Money Market Savings	1.25	1.16	0.99	0.89	0.81
Time Deposits of $100,000 or More	4.37	3.98	3.65	3.25	2.84
Other Time Deposits	3.72	3.48	3.22	2.93	2.75
Total Deposits	2.14	1.93	1.73	1.45	1.34

Key Interest Rate Changes 2000 – 2006

	Federal
Date	Funds Rate
June 29, 2006	5.25%
May 10, 2006	5.00
March 28, 2006	4.75
January 31, 2006	4.50
December 13, 2005	4.25
November 1, 2005	4.00
September 20, 2005	3.75
August 9, 2005	3.50
June 30, 2005	3.25
May 3, 2005	3.00
March 22, 2005	2.75	Rising Rates
February 2, 2005	2.50
December 14, 2004	2.25
November 10, 2004	2.00
September 21, 2004	1.75
August 10, 2004	1.50
June 30, 2004	1.25
June 25, 2003	1.00
November 6, 2002	1.25
December 11, 2001	1.75
November 6, 2001	2.00
October 2, 2001	2.50
September 17, 2001	3.00
August 21, 2001	3.50
June 27, 2001	3.75	Falling Rates
May 15, 2001	4.00
April 18, 2001	4.50
March 20, 2001	5.00
January 31, 2001	5.50
January 3, 2001	6.00
May 16, 2000	6.50

The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased in immediately ensuing periods, and vice versa.  This pattern reflects the fact that our deposit liabilities typically reprice more rapidly than our earning assets.  This dynamic proved true during the 2001-2002 period, when prevailing market rates started to decline and our margin increased, and during the 2003-2004 period, when prevailing rates began to increase and our margins experienced a negative effect.  In 2005 and 2006, however, as rates continued to climb, we like other financial institutions continued to experience decreasing net interest margins due to the flattening yield curve.  Since the Federal Reserve Board began increasing rates in June 2004, the yield curve has flattened; that is, short-term rates have risen, but longer-term rates have stayed unchanged or even lowered.  The flattening of the yield curve has been the most significant factor in reducing our net interest income in 2005 and to date in 2006.

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

During 2003 and 2004, market rates bottomed out and the decrease in our deposit rates began to decelerate, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, marking the beginning of a period of pressure on our net interest margin.  Thus, the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, which began to fade and then disappeared entirely in 2003 and 2004.

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

By the end of 2004, however, the increases in the target federal funds rate started to have the expected impact on our cost of deposits which began to rise, but no impact on our yields on assets, which as expected, remained nearly flat.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.

The net interest margin for the full year of 2004 was 3.93%, a decrease of 12 basis points, or 3.0%, from the prior year.  During 2004 the yields on earning assets fell 38 basis points, while the cost of paying liabilities fell only 27 basis points.

During 2005 the Federal Reserve continued driving rates higher with eight 25 basis point increases.  We expected a time lag in repricing our loans.  The yield on our loan portfolio continued to slide until mid-year, when variable rate repricing and higher yields on new originations began to have a stabilizing impact on the yield of the portfolio as a whole.  However, the yield on earning assets for all of 2005 did not improve but was nearly the same as the yield in 2004 at 5.38%.  Meanwhile, the cost of our paying liabilities continued to increase.  The cost of all paying liabilities for 2005 was 2.10%, an increase of 35 basis points, or 20.0%, over the prior year.  Consequently, net interest margin fell from 3.93% in 2004 to 3.64% for 2005, a decrease of 29 basis points, or 7.4%.

During the first two quarters of 2006, this pattern persisted.  In the face of 25 basis point increases by the Fed, longer-term rates continued to stagnate, as the yield curve flattened or turned negative.  Accordingly, our net interest spread and net interest margin both decreased in the first and second quarters of 2006.  For the first quarter of 2006, net interest margin was 3.39%, a decrease of 7 basis points from the net interest margin of 3.46% for the fourth quarter of 2005.  Net interest margin decreased another 4 basis points to 3.35% for the second quarter of 2006.

In all rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "convertible advances."  These convertible advances have original maturities of 2 to 10 years and are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  At June 30, 2006 these advances included $28 million of overnight borrowings.

In 2004 and 2003 we increased our funding and our regulatory capital by privately placing in each of the years $10 million of capital securities issued by subsidiary Delaware business trusts specifically formed for such purpose.  These trust preferred securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet as of June 30, 2006.  These securities have certain features that make them an attractive funding vehicle, principally their status under bank regulatory guidelines as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the FRB, trust preferred securities may qualify as Tier 1 capital of our holding company, in an amount not to exceed 25% of total Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our trust preferred issues qualify as regulatory capital under capital adequacy guidelines discussed below.  Both issues also may be redeemed by us if the proceeds cease to qualify as Tier 1 capital for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Commercial and Commercial Real Estate	$256,099	$249,160	$234,215	$223,394	$219,560
Residential Real Estate	300,688	300,543	296,661	292,389	286,680
Home Equity	51,293	52,676	53,090	52,520	50,027
Indirect Consumer Loans	339,309	350,700	359,876	358,276	328,487
Other Consumer Loans [1]	48,205	46,481	44,725	42,633	42,470
Total Loans	$995,594	$999,560	$988,567	$969,212	$927,224

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Commercial and Commercial Real Estate	25.7%	24.9%	23.7%	23.0%	23.7%
Residential Real Estate	30.2	30.1	30.0	30.2	30.9
Home Equity	5.2	5.3	5.4	5.4	5.4
Indirect Consumer Loans	34.1	35.1	36.4	37.0	35.4
Other Consumer Loans	4.8	4.6	4.5	4.4	4.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Residential Real Estate Loans: From 2003 to 2006, residential real estate and home equity loans represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004.  However, during the past three years, we have sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  During the first two quarters of 2006, the $23.8 million of new residential real estate loan originations was almost fully offset by normal principal amortization and loan sales.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgages originations and determined to retain them in our portfolio.  We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans decreases, our portfolio also may decrease, which may be expected to negatively impact our financial performance.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  Prior to mid-2001, indirect consumer loans was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the succeeding years, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002 and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

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

During the first two quarters of 2006, we elected not to compete aggressively with the resurgence of extremely low rates being offered in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $18.3 million from December 31, 2005 to the end of the second quarter of 2006.

Indirect loans still represent the second largest category of loans (34.1%) in our portfolio, and any developments threatening our indirect loan business generally may be expected to have a negative impact on our financial performance.  If auto manufacturers credit affiliates continue to market heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  These loans represented the only segment in our loan portfolio with significant growth over the first two quarters of 2006, increasing $13.7 million, or 5.4%, from December 31, 2005.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Commercial and Commercial Real Estate	7.04%	6.98%	6.69%	6.68%	6.52%
Residential Real Estate	5.95	5.98	5.87	5.85	5.93
Home Equity	7.08	6.50	5.99	5.54	5.24
Indirect Consumer Loans	5.29	5.17	5.11	5.05	5.01
Other Consumer Loans	7.15	7.08	7.14	7.29	7.22
Total Loans	6.12	6.02	5.85	5.79	5.76

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 22 under the heading "Key Interest Rate Changes 2000 - 2006."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences, the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

Generally, we have a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin as the rate decline approached its conclusion.

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

On June 30, 2004, the Federal Reserve Board ended the period of falling rates with a 25 basis point increase in prevailing rates, followed by additional 25 basis point increases at each Federal Reserve Board meeting through the end of January 2006, for a total of 15 consecutive 25 basis point increases.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  The decrease in yields on our earning assets portfolio came to a halt in the first half of 2005 and the yield began to slowly increase during the last two quarters of 2005 and for the first two quarters of 2006.

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

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Jun 2006	Mar 2006	Dec 2005	Sep 2005	Jun 2005
Loan Balances:
Period-End Loans	$ 994,838	$ 996,922	$ 996,545	$ 981,331	$ 952,938
Average Loans, Year-to-Date	997,566	999,560	942,286	926,689	905,075
Average Loans, Quarter-to-Date	995,594	999,560	988,567	969,212	927,224
Period-End Assets	1,516,334	1,505,854	1,519,603	1,484,111	1,454,305

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,241	$12,241	$12,046	$12,046	$12,046
Provision for Loan Losses, Y-T-D	374	273	1,030	626	408
Loans Charged-off	(544)	(360)	(1,128)	(690)	(450)
Recoveries of Loans Previously Charged-off	194	99	293	230	164
Net Charge-offs, Y-T-D	(350)	(261)	(835)	(460)	(286)
Allowance for Loan Losses, End of Period	$12,265	$12,253	$12,241	$12,212	$12,168

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,253	$12,241	$12,211	$12,168	$12,084
Provision for Loan Losses, Q-T-D	101	273	404	218	176
Loans Charged-off	(184)	(360)	(437)	(239)	(204)
Recoveries of Loans Previously Charged-off	95	99	63	65	112
Net Charge-offs, Q-T-D	(89)	(261)	(374)	(174)	(92)
Allowance for Loan Losses, End of Period	$12,265	$12,253	$12,241	$12,212	$12,168

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$968	$1,232	$1,875	$1,931	$1,761
Loans Past due 90 Days or More
and Still Accruing Interest	349	7	373	143	199
Loans Restructured and in
Compliance with Modified Terms	---	---	---	---	---
Total Nonperforming Loans	1,317	1,239	2,248	2,074	1,960
Repossessed Assets	54	107	124	99	10
Other Real Estate Owned	---	---	---	142	19
Total Nonperforming Assets	$1,371	$1,346	$2,372	$2,315	$1,989

Asset Quality Ratios:
Allowance to Nonperforming Loans	931.30%	988.94%	544.55%	588.83%	620.79%
Allowance to Period-End Loans	1.23	1.23	1.23	1.24	1.28
Provision to Average Loans (Quarter)	0.04	0.11	0.16	0.09	0.08
Provision to Average Loans (YTD)	0.08	0.11	0.11	0.09	0.09
Net Charge-offs to Average Loans (Quarter)	0.04	0.11	0.15	0.07	0.04
Net Charge-offs to Average Loans (YTD)	0.07	0.11	0.09	0.07	0.06
Nonperforming Loans to Total Loans	0.13	0.12	0.23	0.21	0.21
Nonperforming Assets to Total Assets	0.09	0.09	0.16	0.16	0.14

Our nonperforming assets at June 30, 2006 amounted to $1.4 million, a decrease of $1.0 million, or 42.2%, from December 31, 2005, and a decrease of $618 thousand, or 31.1%, from June 30, 2005.  The decrease from year-end 2005 was primarily attributable to a payment received from the SBA on a guaranteed loan and to a general improvement in delinquency trends.

At period-end, nonperforming assets represented .09% of total assets, a 7 basis point decrease from .16% at year-end 2005 and a 5 basis point decrease from .14% at June 30, 2005.  This ratio is at or near our historical low.  At March 31, 2006 the ratio of nonperforming assets to total assets for our peer group was .46%.

The balance of other non-current loans as to which interest income was being accrued (i.e. loans 30 to 89 days past due as defined in bank regulatory guidelines) totaled $5.2 million at June 30, 2006 and represented 0.52% of loans outstanding at that date, as compared to approximately $7.3 million of non-current loans at December 31, 2005 representing 0.73% of loans then outstanding.  These non-current loans at June 30, 2006 were composed of approximately $4.3 million of consumer loans, principally indirect automobile loans, $.6 million of residential real estate loans and commercial loans of $.3 million.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years.  The regional economy was healthy from 1997-2000, and when the U.S. experienced a mild recession in 2001 and 2002, the economic downturn was not as severe in our geographic market area as in most areas.  During that period and in ensuing years, the unemployment rate in the "Capital District" in and around Albany and areas north, including our principal service areas in Warren and Washington counties, has been at or below the national average.  However, the unemployment rate has been slightly above the national average in recent months in our other service areas including Clinton and Essex Counties, near the Canadian border.

The ratio of the 2006 second quarter net charge-offs to average loans (annualized) was .04%, unchanged from the ratio for the second quarter of 2005.  The provision for loan losses was $101 thousand for the second quarter of 2006, compared to a provision of $176 thousand for the second quarter of 2005.  The provision as a percentage of average loans (annualized) was .04% for the second quarter of 2006, a decrease of 4 basis points from the .08% ratio for the comparable 2005 period.  The decrease in the provision was due primarily to the improved quality of the portfolio, i.e., the fact that nonperforming loans, as a percent of total loans outstanding, declined from .21% at June 30, 2005 to .13% at June 30, 2006.

The allowance for loan losses at June 30, 2006 amounted to $12.3 million, or 1.23% of outstanding loans, unchanged from the ratio at December 31, 2005 and 5 basis points lower than the ratio at June 30, 2005.   The allowance as a percent of nonperforming loans was 931.30% at June 30, 2006.

CAPITAL RESOURCES

Shareholders' equity decreased $2.7 million during the first six months of 2006.  During the period, net income of $8.3 million was principally offset by stock repurchases (net of new stock issuances through stock plans) totaling $3.7 million, cash dividends of $4.9 million ($.48 per share) and net unrealized losses on securities available-for-sale (net of tax) of approximately $3.0 million. From June 30, 2005 to June 30, 2006, shareholders' equity decreased by $3.1 million, or 2.6%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 26, 2006 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or privately negotiated transactions.  This program replaced a similar stock repurchase program, approved by the Board in April 2005, under which we repurchased approximately $4.9 million of common stock out of the $5 million authorized for repurchase.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

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

In both 2003 and 2004 we issued $10 million of trust preferred securities in private placements.  Under final rules, issued by the Federal Reserve Board on February 28, 2005, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of total Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of June 30, 2006, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.32%	12.61%	13.83%
Glens Falls National Bank & Trust Co.	8.38	13.12	14.33
Saratoga National Bank & Trust Co.	8.46	10.77	12.75

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at June 30, 2006 were above the minimum bank regulatory capital standards for financial institutions as described above.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Arrow’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.

On July 26, 2006, we announced the 2006 third quarter cash dividend of $.24 payable on September 15, 2006.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2005 three percent stock dividend)

			Cash Dividends Declared

	Sales Price
	Low	High
2005
First Quarter	$25.971	$31.068	$.223
Second Quarter	23.301	29.010	.223
Third Quarter	25.320	29.126	.233
Fourth Quarter	24.600	29.700	.240

2006
First Quarter	$25.700	$28.000	$.240
Second Quarter	23.800	28.000	.240
Third Quarter (payable September 15, 2006)			.240

Quarter Ended June 30,	2006	2005
Dividends Per Share	$.24	$.22
Diluted Earnings Per Share	.41	.44
Dividend Payout Ratio	58.54%	50.00%
Total Equity (in thousands)	$114,746	$117,867
Shares Issued and Outstanding (in thousands)	10,250	10,426
Book Value Per Share	$11.19	$11.30
Intangible Assets (in thousands)	$17,164	$17,461
Tangible Book Value Per Share	$9.52	$9.63

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

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $118.3 million at June 30, 2006.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2006 Compared With

Three Months Ended June 30, 2005

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Jun 2006	Jun 2005	Change	% Change
Net Income	$4,277	$4,680	$(403)	(8.6)%
Diluted Earnings Per Share	.41	.44	(.03)	(6.9)
Return on Average Assets	1.13%	1.29%	(.16)%	(12.4)
Return on Average Equity	14.84%	16.06%	(1.22)%	(7.6)

We reported earnings (net income) of $4.3 million for the second quarter of 2006, a decrease of $403 thousand, or 8.6%, from the second quarter of 2005.   Diluted earnings per share were $.41 and $.44 for the respective quarters.  The decrease in net income was primarily attributable to a decrease in net interest margin and net interest income, as discussed below.  Included in net income are: (i) net securities losses, net of tax, of $71 thousand for the 2006 quarter and net securities gains of $75 thousand, net of tax, in the 2005 quarter; (ii) a gain on the sale of land of $136 thousand, net of tax, in the 2006 quarter; and (iii) net gains on the sale of loans to the secondary market, net of tax, of $7 thousand and $13 thousand for the respective 2006 and 2005 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Jun 2006	Jun 2005	Change	% Change
Interest and Dividend Income	$20,651	$18,398	$2,253	12.2%
Interest Expense	8,512	5,621	2,891	51.4
Net Interest Income	$12,139	$12,777	$(638)	(5.0)

Taxable Equivalent Adjustment	643	622	21	3.4

Average Earning Assets (1)	$1,454,397	$1,378,822	$75,575	5.5
Average Paying Liabilities	1,207,062	1,144,577	62,485	5.5

Yield on Earning Assets (1)	5.70%	5.35%	0.35%	6.5
Cost of Paying Liabilities	2.83	1.97	0.86	43.7
Net Interest Spread	2.87	3.38	(0.51)	(15.1)
Net Interest Margin	3.35	3.72	(0.37)	(9.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.72% for the second quarter of 2005 to 3.35% for the second quarter of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was only partially offset by the $75.6 million increase in average earning assets between the second quarter of 2005 and the second quarter of 2006.  As a result, net interest income, on a taxable equivalent basis, decreased $638 thousand from the 2005 quarter to the 2006 quarter.  The decrease in net interest margin was significantly influenced by the interest rate environment during the period.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2006" and “Loan Trends,” beginning in June 2004 after a long-term downward trend, prevailing interest rates began to rise.  As was the case with other financial institutions, we experienced a sustained period of rising rates on our deposit liabilities, but the yield on our average earning assets has been slower to respond due in part to a flattening yield curve, as long-term rates have been slow to respond.  The net effect, for us as for the financial institution sector generally, has been margin shrinkage.

Our provisions for loan losses were $101 thousand and $176 thousand for the quarters ended June 30, 2006 and 2005, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Jun 2006	Jun 2005	Change	% Change
Income From Fiduciary Activities	$1,307	$1,181	$126	10.7%
Fees for Other Services to Customers	2,009	1,948	61	3.1
Net (Losses) Gains on Securities Transactions	(118)	125	(243)	---
Insurance Commissions	482	488	(6)	(1.2)
Other Operating Income	372	140	232	165.7
Total Other Income	$4,052	$3,882	$170	4.4

Income from fiduciary activities totaled $1.3 million for the second quarter of 2006, an increase of $126 thousand, or 10.7%, from the second quarter of 2005.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at June 30, 2006, amounted to $847.3 million, an increase of $41.3 million, or 5.1%, from June 30, 2005.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor of our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $165.9 million at June 30, 2006.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the majority of the balances in the funds derive from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) were $2.0 million for the second quarter of 2006, an increase of $61 thousand, or 3.1%, from the 2005 quarter.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.

For the second quarter of 2006, total other income included net securities losses of $118 thousand on the sale of $14.8 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the second quarters of 2006 and 2005:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Second Quarter
	2006	2005
Investment Sales
Collateralized Mortgage Obligations	$ ---	$ 8,542
Other Mortgage-Backed Securities	---	1,582
U.S. Agency Securities	10,000	---
State and Municipal Obligations	---	---
Other	4,806	4,081
Total Sales	$14,806	$14,205
Net (Losses) Gains	$(118)	$125

Investment Purchases
Collateralized Mortgage Obligations	$19,746	$ ---
Other Mortgage-Backed Securities	5,913	5,093
U.S. Agency Securities	5,000	2,978
State and Municipal Obligations	4,767	481
Other	5,945	2,722
Total Purchases	$41,371	$11,274

The sale of U.S. agency securities in the second quarter of 2006 was primarily to replace two lower-yielding agency securities.

Insurance commissions became a significant source of other income for us in 2005, following our November 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  During the first quarter of 2006, we sold $3.0 million of newly originated 30 year, fixed-rate residential real estate loans in the secondary market, but we did not engage in any such sales during the second quarter of 2006.  During the second quarter of 2005, we sold a small amount of residential real estate loans in the secondary market.  For all periods, we sold all or our student loan originations along with the servicing rights.

The primary reason for the increase in other operating income from the 2005 to the 2006 quarters was our sale, in the 2006 period, to a third party of a parcel of land we had earlier purchased to serve as premises for a new branch, resulting in a gain of $227 thousand (pre-tax) (see Note 7 to the Unaudited Consolidated Interim Financial Statements).

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Jun 2006	Jun 2005	Change	% Change
Salaries and Employee Benefits	$5,480	$5,288	$ 192	3.6%
Occupancy Expense of Premises, Net	815	757	58	7.7
Furniture and Equipment Expense	813	746	67	9.0
Other Operating Expense	2,223	2,384	(161)	(6.8)
Total Other Expense	$9,331	$9,175	$156	1.7

Efficiency Ratio	56.56%	54.75%	1.81%	3.3

Other expense for the second quarter of 2006 was $9.3 million, an increase of $156 thousand, or 1.7%, over the expense for the second quarter of 2005.  For the second quarter of 2006, our efficiency ratio was 56.56%.  This ratio, which is a non-GAAP financial measure, is a measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to the total of net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from 2005 to 2006, it still compared favorably to the March 31, 2006 peer group ratio of 61.51%, even if intangible asset amortization is included in our ratio.

Salaries and employee benefits expense increased $192 thousand, or 3.6%, from the second quarter of 2005 to the second quarter of 2006.  The increase was primarily attributable to an increase of 4.0 full-time equivalent employees resulting from the staffing of Saratoga’s new branch in January 2006 as well as normal salary increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.44% for the second quarter of 2006, 19 basis points less than the ratio for our peer group of 1.63% at March 31, 2006.

Occupancy expense was $815 thousand for the second quarter of 2006, a $58 thousand increase, or 7.7%, over the second quarter of 2005.  The increase was primarily attributable to increases in real estate taxes, utilities and heating.  Furniture and equipment expense was $813 thousand for the second quarter of 2006, a $67 thousand increase, or 9.0%, from the second quarter of 2005.  The increase was primarily attributable to increases in depreciation and data processing expenses.

Other operating expense was $2.2 million for the second quarter of 2006, a decrease of $161 thousand, or 6.8%, from the second quarter of 2005.  The decrease was primarily attributable to one-time expenses in the 2005 period associated with the acquisition of three HSBC branches in that quarter.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2006	Jun 2005	Change	% Change
Provision for Income Taxes	$1,839	$2,006	$(167)	(8.3)%
Effective Tax Rate	30.07%	30.00%	0.07%	0.2

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2006 Compared With

Six Months Ended June 30, 2005

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ending
	Jun 2006	Jun 2005	Change	% Change
Net Income	$8,336	$9,110	$(774)	(8.5)%
Diluted Earnings Per Share	.80	.85	(.05)	(5.9)
Return on Average Assets	1.10%	1.29%	(.19)%	(14.7)
Return on Average Equity	14.43%	15.65%	(1.22)%	(7.8)

We reported earnings (net income) of $8.3 million for the first six months of 2006, a decrease of $774 thousand, or 8.5%, from the first six months of 2005.   Diluted earnings per share were $.80 and $.85 for the respective periods.  The decrease in net income for the recently completed six-month period, as for the recently completed quarter, was primarily attributable to a decrease in net interest margin and net interest income.  Included in net income for the six months ended June 30,  2006 were: (i) net securities losses, net of tax, of $71 thousand versus net securities gains of $114 thousand, net of tax, for the 2005 period; (ii) a gain on the sale of land of $136, net of tax; and (iii) net gains on the sale of loans to the secondary market, net of tax, of $33 thousand versus $16 thousand for the 2005 period.

The following narrative discusses the six-month to six-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ending
	Jun 2006	Jun 2005	Change	% Change
Interest and Dividend Income	$40,625	$35,878	$ 4,747	13.2%
Interest Expense	16,362	10,684	5,678	53.1
Net Interest Income	$24,263	$25,194	$(931)	(3.7)

Taxable Equivalent Adjustment	$ 1,285	$ 1,235	$50	4.0

Average Earning Assets (1)	$1,451,822	$1,353,604	$98,218	7.3
Average Paying Liabilities	1,206,511	1,124,040	82,471	7.3

Yield on Earning Assets (1)	5.64%	5.35%	0.29%	5.4
Cost of Paying Liabilities	2.73	1.92	0.81	42.2
Net Interest Spread	2.91	3.43	(0.52)	(15.2)
Net Interest Margin	3.37	3.75	(0.38)	(10.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.75% for the first six months of 2005 to 3.37% for the first six months of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was only partially offset by the $98.2 million increase in average earning assets between the first six months of 2005 and the first six months of 2006.  As a result, net interest income, on a taxable equivalent basis, decreased $931 thousand from the 2005 period to the 2006 period.  The decrease in net interest margin was significantly influenced by the interest rate environment during the period.  (See the discussion above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 1999-2006" and “Loan Trends.”)

The provisions for loan losses were $374 thousand and $408 thousand for the six-month periods ended June 30, 2006 and 2005, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Six Months Ending
	Jun 2006	Jun 2005	Change	% Change
Income From Fiduciary Activities	$2,610	$2,288	$322	14.1%
Fees for Other Services to Customers	3,813	3,548	265	7.5
Net (Losses) Gains on Securities Transactions	(118)	189	(307)	---
Insurance Commissions	904	883	21	2.4
Other Operating Income	569	268	301	112.3
Total Other Income	$7,778	$7,176	$602	8.4

Income from fiduciary activities totaled $2.6 million for the first six months of 2006, an increase of $322 thousand, or 14.1%, from the first six months of 2005.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at June 30, 2006, amounted to $847.3 million, an increase of $41.3 million, or 5.1%, from June 30, 2005.  Income from fiduciary activities includes fee income from the investment advisory services our affiliated investment advisor performs for management of our proprietary mutual funds. (See the discussion on our investment advisor in the “Other Income” section of our quarter-to-quarter comparison, above).

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) was $3.8 million for the second quarter of 2006, an increase of $265 thousand, or 7.5%, from the 2005 period.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.

For the first six months of 2006, total other income included net securities losses of $118 thousand on the sale of $20.6 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first six months of 2006 and 2005:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Six Months
	2006	2005
Investment Sales
Collateralized Mortgage Obligations	$ ---	$21,269
Other Mortgage-Backed Securities	---	1,582
U.S. Agency Securities	10,000	---
State and Municipal Obligations	---	---
Other	10,614	5,138
Total Sales	$20,614	$27,989
Net (Losses) Gains	$(118)	$189

Investment Purchases
Collateralized Mortgage Obligations	$19,746	$ 8,027
Other Mortgage-Backed Securities	5,914	15,331
U.S. Agency Securities	5,000	13,065
State and Municipal Obligations	8,033	4,426
Other	11,525	5,606
Total Purchases	$50,218	$46,455

The sale of U.S. agency securities in the 2006 period, was primarily to replace two lower-yielding agency securities.

Insurance commissions became a significant source of other income for us beginning in 2005, following our acquisition in November of 2004 of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  (See the discussion of the recent sale of a parcel of land in the “Other Income” section of the quarter-to-quarter comparison, above.)

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Six Months Ending
	Jun 2006	Jun 2005	Change	% Change
Salaries and Employee Benefits	$10,951	$10,343	$ 608	5.9%
Occupancy Expense of Premises, Net	1,620	1,464	156	10.7
Furniture and Equipment Expense	1,570	1,511	59	3.9
Other Operating Expense	4,344	4,342	2	0.0
Total Other Expense	$18,485	$17,660	$825	4.7

Efficiency Ratio	56.79%	54.44%	2.35%	4.3

Other expense for the first six months of 2006 was $18.5 million, an increase of $825 thousand, or 4.7%, over the expense for the first six months of 2005.  For the first six months of 2006, our efficiency ratio was 56.79%.  This ratio, which is a non-GAAP financial measure, is a measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to the total of net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  (See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures,” and the discussion of our efficiency ratio versus the ratio of our peer group in the “Other Expense” section of the quarter-to-quarter comparison, above.)

Salaries and employee benefits expense increased $608 thousand, or 5.9%, from the first six months of 2005 to the first six months of 2006.  The increase was primarily attributable to an increase of 4.0 full-time equivalent employees resulting from the staffing of Saratoga’s new branch in January 2006 and an increase of 13.9 full-time equivalent employees resulting from the staffing of the three new branches acquired by us from HSBC in April 2005 which was only partially reflected in the 2005 period, as well as normal salary increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for the first six months of 2006, 18 basis points less than the ratio for our peer group of 1.63% at March 31, 2006.

Occupancy expense was $1.6 million for the first six months of 2006, a $156 thousand increase, or 10.7%, over the first six months of 2005.  The increase was primarily attributable to increases in real estate taxes, utilities and heating.  Furniture and equipment expense was $1.6 million for the first six months of 2006, a $59 thousand increase, or 3.9%, from the first six months of 2005.  The increase was primarily attributable to increases in depreciation and data processing expenses.  The increase in both of these expense areas also was at least partially attributable to our acquisition of the three HSBC branches in April 2005, which expenses were included in only half of the 2005 period but in all of the 2006 period.

Other operating expense was $4.3 million for the first six months of 2006, virtually unchanged from the first six months of 2005.  The small increase was primarily attributable to one-time expenses associated with the acquisition of three HSBC branches in April 2005.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2006	Jun 2005	Change	% Change
Provision for Income Taxes	$3,561	$3,957	$(396)	(10.0)%
Effective Tax Rate	29.93%	30.28%	(0.35)%	(1.2)

The decrease in the effective tax rate from the 2005 period to the 2006 period was due to the relative increase in the impact of tax-exempt income in the later period.

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

The resulting sensitivity analysis reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about, first, a decrease and subsequently an increase, in prevailing short-term interest rates, which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Short-term rates, which were at very low levels two years ago, have increased markedly over the ensuing periods, as the Federal Reserve Board has steadily increased the federal funds rate.  To date, long-term rates have not experienced a comparable increase.  Management believes there is some likelihood that the Fed may continue to raise short-term rates a while longer, and that financial institutions may continue to encounter resistance in their attempts to extract higher yields from longer-term earning assets in upcoming periods.  The net effect of these developments would be continued downward pressure on our net interest margin.  Even if short-term rates to do continue to move upward, we and other financial institutions may not be successful in extracting higher yields from longer-term earning assets (that is, the yield curve may continue in its current flat shape).

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

If market conditions vary from those assumed in the sensitivity analysis, actual results will differ.  Variances may include: prepayment/refinancing levels deviating from those assumed; the varying impact of interest rate changes on caps or floors on adjustable rate assets; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; unanticipated shifts in the yield curve, and other internal/external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2005) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended March 31, 2006).  Please refer to the Risk Factors listed those previously filed documents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 18, 2006, We issued 1,423 shares of our common stock to the former sole shareholder of Capital Financial Group, Inc. (“CFG”), an insurance agency engaged in the sale of group health and life insurance products, as required under the acquisition agreement between Arrow and CFG.  (See the discussion of our acquisition of CFG in our Report filed on Form 10-K for December 31, 2004, on page 5.)  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2006:

Second Quarter 2006 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	19,914	$27.08	17,000	$5,000,000
May	77,833	25.70	76,600	3,033,001
June	27,732	25.18	10,000	2,782,001
Total	125,479	25.80	103,600

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under our publicly announced stock repurchase program, shares purchased in open market transactions under our Automatic Dividend Reinvestment Plan (DRIP) by the administrator of our DRIP and shares surrendered (or deemed surrendered) to us by holders of options to acquire our common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased as listed in Column A included the following numbers of shares purchased through such additional methods:  April – DRIP purchases (2,914 shares); May – DRIP purchases (679 shares), option exercises (554 shares); June – DRIP purchases (17,732 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase program, including the 2005 $5 million stock repurchase program (in effect from April 2005 to April 2006) and the 2006 $5 million stock repurchase program (in effect from April 2006 to April 2007).  Column C does not include shares purchased or subject to purchase under our DRIP or under any of our compensatory stock plans.

3The Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under our 2006 Stock repurchase program, the company’s only publicly-announced stock repurchase program in effect at such dates.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held April 26, 2006, shareholders elected the following directors to Class B,   by the vote totals indicated:

Director	Term Expiring In	For	Withhold Authority	Broker Non-Votes
John J. Carusone, Jr.	2009	7,652,926	822,761	---
Michael B. Clarke	2009	8,383,638	92,049	---
David G. Kruczlnicki	2009	8,365,565	110,121	---
David L. Moynehan	2009	8,369,469	106,218	---

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 8, 2006	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 8, 2006	/s/ John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)