Form 10-Q/A
period 2005-06-30
ARROW FINANCIAL CORP
filed 2006-10-13
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

ARROW FINANCIAL CORPORATION

FORM 10-Q/A

June 30, 2005

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 is being filed with the U.S. Securities and Exchange Commission to restate the Registrant’s consolidated financial statements as of and for the quarterly period ended June 30, 2005 for the purpose of providing a corrected Consolidated Statement of Cash Flows.  The restatement of the Registrant’s consolidated financial statements in this Form 10-Q/A primarily corrects and reclassifies the presentation of the cash flow for acquisitions from financing activities to investing activities.  Except as set forth in this Form 10-Q/A, all other Items included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 are unaffected by the changes described above and have been omitted from this amendment.  The information in this Form 10-Q/A is stated as of June 30, 2005 and except as specifically noted herein, does not reflect any subsequent information or events.

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

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2005
	(Restated)	2004
Operating Activities:
Net Income	$ 9,110	$ 9,563
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	408	539
Depreciation and Amortization	1,113	1,618
Compensation Expense for Allocated ESOP Shares	166	257
Net Gains on the Sale of Securities Available-for-Sale	(195)	(210)
Losses on the Sale of Securities Available-for-Sale	6	---
Loans Originated and Held-for-Sale	(1,381)	(7,497)
Proceeds from the Sale of Loans Held-for-Sale	2,312	7,609
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	9	(64)
(Increase) Decrease in Deferred Tax Assets	(181)	45
Shares Issued Under the Directors’ Stock Plan	60	36
Net Increase in Other Assets	(799)	(1,994)
Net Increase (Decrease) in Other Liabilities	1,854	(1,238)
Net Cash Provided By Operating Activities	12,482	8,664
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	28,178	20,226
Proceeds from the Maturities and Calls of Securities Available-for-Sale	19,361	36,714
Purchases of Securities Available-for-Sale	(46,455)	(56,162)
Proceeds from the Maturities of Securities Held-to-Maturity	6,916	2,957
Purchases of Securities Held-to-Maturity	(5,375)	(5,335)
Net Increase in Loans	(70,853)	(11,839)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	470	431
Purchases of Premises and Equipment	(226)	(1,052)
Net Increase from Branch Acquisitions	47,083	---
Net Cash Used In Investing Activities	(20,901)	(14,060)
Financing Activities:
Net Increase (Decrease) in Deposits	10,746	(8,949)
Net Increase in Short-Term Borrowings	6,943	6,531
Federal Home Loan Bank Advances	75,000	20,000
Federal Home Loan Bank Repayments	(80,000)	(12,500)
Tax Benefit from Exercise of Stock Options	397	158
Purchases of Treasury Stock	(4,503)	(1,260)
Treasury Stock Issued for Stock-Based Plans	1,063	876
Allocation of ESOP Shares	176	267
Cash Dividends Paid	(4,667)	(4,412)
Net Cash Provided By Financing Activities	5,155	711
Net Decrease in Cash and Cash Equivalents	(3,264)	(4,685)
Cash and Cash Equivalents at Beginning of Period	36,805	33,326
Cash and Cash Equivalents at End of Period	$33,541	$28,641
Supplemental Cash Flow Information:
Interest Paid	$10,416	$10,076
Income Taxes Paid	2,866	5,244
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	403	493

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Dollars in Thousands)

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2005 and December 31, 2004; the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004; the changes in shareholders’ equity for the six-month periods ended June 30, 2005 and 2004; and the cash flows for the six-month periods ended June 30, 2005 (restated) and 2004.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2004, included in Arrow’s 2004 Form 10-K.

Restatement of the Consolidated Statement of Cash Flows:  During the third quarter of 2006, Arrow determined that it was necessary to restate our previously issued financial statements for the quarterly period ended June 30, 2005 to correct certain misclassifications in the Consolidated Statement of Cash Flows.

The restatement principally involves the reclassification of certain cash flows related to Arrow’s acquisition of three HSBC Bank U.S.A., N.A. branches in the second quarter of 2005.  Those cash flows, totaling $47,083, should have been presented as investing activities as opposed to financing activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005.  The reclassification of these cash flows affects the subtotals of cash flows from investing and financing activities but does not affect the total amount of net increase (decrease) in cash and cash equivalents as presented in the Consolidated Statement of Cash Flows.

In addition to the foregoing, in the previously filed Consolidated Statement of Cash Flows for the six months ended June 30, 2005, under operating activities, the line item “(Increase) Decrease in Other Liabilities” incorrectly excluded $231 as a result of a typographical error.  However, this change did not affect the total for “Net Cash Provided by Operating Activities.”

In order to conform to common industry presentation practice, and more readily correspond to changes in balance sheet captions, Arrow has combined in the restated Consolidated Statements of Cash Flows, and will combine in future filed Consolidated Statements of Cash Flows, the line item “(Increase) Decrease in Interest Receivable” and “Increase in Other Assets” into a single line item, “Net Increase in Other Assets” and will combine the line items “Increase (Decrease) in Interest Payable” and “Increase (Decrease) in Other Liabilities” into a single line item “Net Increase (Decrease) in Other Liabilities.”  The combination of these line items, for all periods presented, has no effect on the amount of net cash provided by operating activities as disclosed in the previously filed Consolidated Statements of Cash Flows.

The restatement does not affect Arrow’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity for the affected period. Accordingly, Arrow’s previously reported net income, earnings per share, total assets and regulatory capital as of and for the six-month period ended June 30, 2005 remain unchanged.

The Consolidated Statement of Cash Flows for the six-month period ended June 30, 2005, as previously reported and as restated, is reflected on the following page.

1.   Financial Statement Presentation (Continued)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2005	2005
	(As Previously Reported)	(Restated)
Operating Activities:
Net Income	$ 9,110	$ 9,110
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	408	408
Depreciation and Amortization	1,113	1,113
Compensation Expense for Allocated ESOP Shares	166	166
Net Gains on the Sale of Securities Available-for-Sale	(195)	(195)
Losses on the Sale of Securities Available-for-Sale	6	6
Loans Originated and Held-for-Sale	(1,381)	(1,381)
Proceeds from the Sale of Loans Held-for-Sale	2,312	2,312
Net Losses (Gains) on the Sale of Loans, Premises and Equipment, Other Real Estate Owned and Repossessed Assets	9	9
(Increase) Decrease in Deferred Tax Assets	(181)	(181)
Shares Issued Under the Directors’ Stock Plan	60	60
(Increase) Decrease in Interest Receivable	(532)	---
Increase (Decrease) in Interest Payable	267	---
Increase in Other Assets	(268)	---
Increase (Decrease) in Other Liabilities	1,356	---
Net Increase in Other Assets	---	(799)
Net Increase (Decrease) in Other Liabilities	---	1,854
Net Cash Provided By Operating Activities	12,481	12,482
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	28,178	28,178
Proceeds from the Maturities and Calls of Securities Available-for-Sale	19,361	19,361
Purchases of Securities Available-for-Sale	(46,455)	(46,455)
Proceeds from the Maturities of Securities Held-to-Maturity	6,916	6,916
Purchases of Securities Held-to-Maturity	(5,375)	(5,375)
Net Increase in Loans	(70,853)	(70,853)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	470	470
Purchases of Premises and Equipment	(226)	(226)
Net Increase from Branch Acquisitions	---	47,083
Net Cash Used In Investing Activities	(67,984)	(20,901)
Financing Activities:
Net Increase (Decrease) in Deposits	10,746	10,746
Net Increase in Short-Term Borrowings	6,943	6,943
Federal Home Loan Bank Advances	75,000	75,000
Federal Home Loan Bank Repayments	(80,000)	(80,000)
Net Increase from Branch Acquisitions	47,084	---
Tax Benefit from Exercise of Stock Options	397	397
Purchases of Treasury Stock	(4,503)	(4,503)
Treasury Stock Issued for Stock-Based Plans	1,063	1,063
Allocation of ESOP Shares	176	176
Cash Dividends Paid	(4,667)	(4,667)
Net Cash Provided By Financing Activities	52,239	5,155
Net Decrease in Cash and Cash Equivalents	(3,264)	(3,264)
Cash and Cash Equivalents at Beginning of Period	36,805	36,805
Cash and Cash Equivalents at End of Period	$33,541	$33,541
Supplemental Cash Flow Information:
Interest Paid	$10,416	$10,416
Income Taxes Paid	2,866	2,866
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	403	403

2.   Accumulated Other Comprehensive (Loss) Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive (loss) income as of June 30, 2005 and December 31, 2004:

	2005	2004
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (693)	$(351)
Net Unrealized Holding (Losses) Gains on Securities Available-for-Sale	(847)	780
Total Accumulated Other Comprehensive (Loss) Income	$(1,540)	$ 429

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2005, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the six-month period ended June 30, 2005.

/s/ KPMG LLP

Albany, New York

August 5, 2005, except for Note 1, as to which

the date is October 12, 2006

Item 4: Controls and Procedures

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, including the effects of the restatement of the Consolidated Statement of Cash Flows as described in Note 1 to the Consolidated Financial Statements, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: October 12, 2006	s/Thomas L. Hoy
Thomas L. Hoy, President and
Chief Executive Officer and Chairman of the Board

Date: October 12, 2006	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)