Form 10-Q/A
period 2005-09-30
ARROW FINANCIAL CORP
filed 2006-10-13
CIK 717538

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

ARROW FINANCIAL CORPORATION

FORM 10-Q/A

September 30, 2005

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 is being filed with the U.S. Securities and Exchange Commission to restate the Registrant’s consolidated financial statements as of and for the quarterly period ended September 30, 2005 for the purpose of providing a corrected Consolidated Statement of Cash Flows.  The restatement of the Registrant’s consolidated financial statements in this Form 10-Q/A primarily corrects and reclassifies the presentation of the cash flow for acquisitions from financing activities to investing activities.  Except as set forth in this Form 10-Q/A, all other Items included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 are unaffected by the changes described above and have been omitted from this amendment.  The information in this Form 10-Q/A is stated as of September 30, 2005 and except as specifically noted herein, does not reflect any subsequent information or events.

.

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

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2005
	(Restated)	2004
Operating Activities:
Net Income	$ 13,949	$ 14,531
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	626	744
Depreciation and Amortization	2,174	2,378
Compensation Expense for Allocated ESOP Shares	166	254
Gains on the Sale of Securities Available-for-Sale	(347)	(363)
Losses on the Sale of Securities Available-for-Sale	7	162
Loans Originated and Held-for-Sale	(7,554)	(9,801)
Proceeds from the Sale of Loans Held-for-Sale	8,067	10,355
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(90)	(103)
Increase in Deferred Tax Assets	(47)	(47)
Shares Issued Under the Directors’ Stock Plan	60	35
Net Increase in Other Assets	(1,474)	(756)
Net Increase in Other Liabilities	4,564	712
Net Cash Provided By Operating Activities	20,101	18,101
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	44,222	34,595
Proceeds from the Maturities and Calls of Securities Available-for-Sale	23,715	47,196
Purchases of Securities Available-for-Sale	(55,769)	(57,666)
Proceeds from the Maturities of Securities Held-to-Maturity	7,489	4,539
Purchases of Securities Held-to-Maturity	(12,345)	(8,176)
Net Increase in Loans	(99,215)	(23,351)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	571	678
Purchases of Premises and Equipment	(678)	(1,695)
Net Increase from Branch Acquisitions	47,083	---
Net Cash Used In Investing Activities	(44,927)	(3,880)
Financing Activities:
Net Increase in Deposits	44,515	3,975
Net Increase in Short-Term Borrowings	15,618	9,101
Federal Home Loan Bank Advances	91,500	59,800
Federal Home Loan Bank Repayments	(110,000)	(70,000)
Tax Benefit from Exercise of Stock Options	637	249
Purchases of Treasury Stock	(7,329)	(2,150)
Treasury Stock Issued for Stock-Based Plans	1,411	1,175
Allocation of ESOP Shares	176	267
Cash Dividends Paid	(7,075) (6,663)	(6,663) (6,663)
Net Cash Provided By (Used In) Financing Activities	29,453	(4,246)
Net Increase in Cash and Cash Equivalents	4,627	9,975
Cash and Cash Equivalents at Beginning of Period	36,805	33,326
Cash and Cash Equivalents at End of Period	$41,432	$43,301
Supplemental Cash Flow Information:
Interest Paid	$16,246	$14,612
Income Taxes Paid	3,086	5,837
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	698	690

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Dollars in Thousands)

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2005 and December 31, 2004; the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004; the changes in shareholders’ equity for the nine-month periods ended September 30, 2005 and 2004; and the cash flows for the nine-month periods ended September 30, 2005 (restated) and 2004.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2004, included in Arrow’s 2004 Annual Report on Form 10-K.

Restatement of the Consolidated Statement of Cash Flows:  During the third quarter of 2006, Arrow determined that it was necessary to restate our previously issued financial statements for the quarterly period ended September 30, 2005 to correct certain misclassifications in the Consolidated Statement of Cash Flows.

The restatement principally involves the reclassification of certain cash flows related to Arrow’s acquisition of three HSBC Bank U.S.A., N.A. branches in the second quarter of 2005.  Those cash flows, totaling $47,083, should have been presented as investing activities as opposed to financing activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2005.  The reclassification of these cash flows affects the subtotals of cash flows from investing and financing activities but does not affect the total amount of net increase (decrease) in cash and cash equivalents as presented in the Consolidated Statement of Cash Flows.

In addition to the foregoing, in the previously filed Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, under operating activities, the line item “(Increase) Decrease in Interest Receivable” incorrectly excluded an amount, ($666), that was instead included under “Increase in Other Assets,” and the line item “Increase (Decrease) in Interest Payable” incorrectly excluded an amount, $329, that was instead included under “Increase (Decrease) in Other Liabilities.”   However, this change did not affect the total for “Net Cash Provided by Operating Activities.”  Under supplemental disclosures, “Interest Paid” incorrectly included an amount, $329, that was a correction commensurate to the change identified in the previous sentence.

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

The restatement does not affect Arrow’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity for the affected period. Accordingly, Arrow’s previously reported net income, earnings per share, total assets and regulatory capital as of and for the nine-month period ended September 30, 2005 remain unchanged.

The Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2005, as previously reported and as restated, is reflected on the following page.

1.   Financial Statement Presentation (Continued)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2005	2005
	(As Previously Reported)	(Restated)
Operating Activities:
Net Income	$ 13,949	$ 13,949
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	626	626
Depreciation and Amortization	2,174	2,174
Compensation Expense for Allocated ESOP Shares	166	166
Gains on the Sale of Securities Available-for-Sale	(347)	(347)
Losses on the Sale of Securities Available-for-Sale	7	7
Loans Originated and Held-for-Sale	(7,554)	(7,554)
Proceeds from the Sale of Loans Held-for-Sale	8,067	8,067
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(90)	(90)
Increase in Deferred Tax Assets	(47)	(47)
Shares Issued Under the Directors’ Stock Plan	60	60
(Increase) Decrease in Interest Receivable	(532)	---
Increase (Decrease) in Interest Payable	267	---
Increase in Other Assets	(942)	---
Increase (Decrease) in Other Liabilities	4,296	---
Net Increase in Other Assets	---	(1,474)
Net Increase (Decrease) in Other Liabilities	---	4,564
Net Cash Provided By Operating Activities	20,100	20,101
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	44,222	44,222
Proceeds from the Maturities and Calls of Securities Available-for-Sale	23,715	23,715
Purchases of Securities Available-for-Sale	(55,769)	(55,769)
Proceeds from the Maturities of Securities Held-to-Maturity	7,489	7,489
Purchases of Securities Held-to-Maturity	(12,345)	(12,345)
Net Increase in Loans	(99,215)	(99,215)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	571	571
Purchases of Premises and Equipment	(678)	(678)
Net Increase from Branch Acquisitions	---	47,083
Net Cash Used In Investing Activities	(92,010)	(44,927)
Financing Activities:
Net Increase in Deposits	44,515	44,515
Net Increase in Short-Term Borrowings	15,618	15,618
Federal Home Loan Bank Advances	91,500	91,500
Federal Home Loan Bank Repayments	(110,000)	(110,000)
Net Increase from Branch Acquisitions	47,084	---
Tax Benefit from Exercise of Stock Options	637	637
Purchases of Treasury Stock	(7,329)	(7,329)
Treasury Stock Issued for Stock-Based Plans	1,411	1,411
Allocation of ESOP Shares	176	176
Cash Dividends Paid	(7,075) (6,663)	(7,075) (6,663)
Net Cash Provided By Financing Activities	76,537	29,453
Net Increase in Cash and Cash Equivalents	4,627	4,627
Cash and Cash Equivalents at Beginning of Period	36,805	36,805
Cash and Cash Equivalents at End of Period	$41,432	$41,432
Supplemental Cash Flow Information:
Interest Paid	$16,575	$16,246
Income Taxes Paid	3,086	3,086
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	698	698

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2005, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the nine-month period ended September 30, 2005.

/s/ KPMG LLP

Albany, New York

November 9, 2005, except for Note 1, as to which

the date is October 12, 2006

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