Form 10-K/A
period 2005-12-31
ARROW FINANCIAL CORP
filed 2006-10-13
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Registrant’s telephone number, including area code: (518) 745-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT – NONE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2006 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K/A – INDEX

Page
Explanatory Note	2
PART II
Item 8. Financial Statements and Supplementary Data	3
Item 9A. Controls and Procedures	42
PART IV
Item 15. Exhibits and Financial Statement Schedules	43

Signatures	47

Explanatory Note

This Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 is being filed with the U.S. Securities and Exchange Commission to restate the Registrant’s consolidated financial statements as of and for the year ended December 31, 2005 for the purpose of providing a corrected Consolidated Statement of Cash Flows.  The restatement of the Registrant’s consolidated financial statements in this Form 10-K/A primarily corrects and reclassifies the presentation of the cash flow for acquisitions from financing activities to investing activities and reports the additional shares issued for the acquisition of a subsidiary as a supplemental disclosure to the statement of cash flow information.  Except as set forth in this Form 10-K/A, all other Items included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 are unaffected by the changes described above and have been omitted from this amendment.  The information in this Form 10-K/A is stated as of December 31, 2005 and except as specifically noted herein does not reflect any subsequent information or events.

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

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2005 (restated), 2004 and 2003

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2005.

/s/ KPMG LLP

Albany, New York

March 13, 2006, except for Note 1, as to which

the date is October 12, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Arrow Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Arrow Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

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

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
	2005
Operating Activities:	(Restated)	2004	2003
Net Income	$ 18,639	$ 19,478	$ 18,917
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,030	1,020	1,460
Depreciation and Amortization	2,807	3,150	4,912
Compensation Expense for Allocated ESOP Shares	195	405	91
Gains on the Sale of Securities Available-for-Sale	(372)	(532)	(988)
Losses on the Sale of Securities Available-for-Sale	8	170	233
Loans Originated and Held-for-Sale	(8,581)	(17,675)	(18,049)
Proceeds from the Sale of Loans Held-for-Sale	8,632	18,078	18,539
Net Gains on the Sale of Loans	(122)	(336)	(489)
Net (Gains) Losses on the Sale of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(32)	93	152
Deferred Income Tax Expense	190	597	2,231
Shares Issued Under the Directors’ Stock Plan	120	75	57
Net Increase in Other Assets	(1,680)	(856)	(3,013)
Net Increase (Decrease) in Other Liabilities	2,938	(2,053)	1,989
Net Cash Provided By Operating Activities	23,772	21,614	26,042

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	50,289	39,337	122,458
Proceeds from the Maturities and Calls of Securities Available-for-Sale	31,840	57,168	152,763
Purchases of Securities Available-for-Sale	(91,534)	(73,883)	(294,011)
Proceeds from the Maturities of Securities Held-to-Maturity	8,481	4,851	2,116
Purchases of Securities Held-to-Maturity	(18,688)	(7,402)	(33,477)
Net Increase in Loans	(114,525)	(21,944)	(57,198)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	939	891	874
Purchase of Premises and Equipment	(1,587)	(1,846)	(1,531)
Acquisition of Subsidiary	---	31	---
Net Increase from Branch Acquisitions	47,083	---	---
Net Cash Used In Investing Activities	(87,702)	(2,797)	(108,006)

Financing Activities:
Net Increase (Decrease) in Deposits	71,271	(14,336)	88,144
Net (Decrease) Increase in Short-Term Borrowings	(922)	3,040	(7,562)
Proceeds from Federal Home Loan Bank Advances	162,000	79,800	40,000
Repayments of Federal Home Loan Bank Advances	(155,000)	(79,800)	(35,000)
Repayment of Trust Preferred Securities	---	(5,000)	---
Proceeds from Issuance of Trust Preferred Securities	---	10,000	10,000
Purchase of Treasury Stock	(7,528)	(2,453)	(5,558)
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,558	1,591	---
Tax Benefit for Disposition of Stock Options	684	409	1,241
Common Stock Purchased by ESOP	178	411	109
Cash Dividends Paid	(9,558)	(9,000)	(8,225)
Net Cash Provided By (Used In) Financing Activities	62,683	(15,338)	83,149
Net (Decrease) Increase in Cash and Cash Equivalents	(1,247)	3,479	1,185
Cash and Cash Equivalents at Beginning of Year	36,805	33,326	32,141
Cash and Cash Equivalents at End of Year	$35,558	$36,805	$33,326
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$22,933	$19,332	$22,055
Income Taxes	6,447	10,228	1,224
Non-cash Investing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	893	928	990
Shares Issued for Acquisition	91	1,908	---
Loans Securitized and Transferred to Securities Available-for-Sale	---	---	11,512
Decrease in Trust Preferred Securities	---	---	(15,000)
Increase in Junior Subordinated Obligations	---	---	15,000
Increase in Other Assets Representing Investment in Subsidiary Trusts	---	---	(465)
Increase in Deposits Representing Cash Held at Subsidiary Banks by Subsidiary Trusts	---	---	465

See Notes to Consolidated Financial Statements

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

Restatement of the Consolidated Statement of Cash Flows - During the third quarter of 2006, Arrow determined that it was necessary to restate our previously issued financial statements for the year ended December 31, 2005 to correct certain misclassifications in the Consolidated Statement of Cash Flows.

The restatement principally involves the reclassification of certain cash flows related to Arrow’s acquisition of three HSBC Bank U.S.A., N.A. branches in the second quarter of 2005.  Those cash flows, totaling $47,083, should have been presented as investing activities as opposed to financing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2005.  The reclassification of these cash flows affects the subtotals of cash flows from investing and financing activities but does not affect the total amount of net increase (decrease) in cash and cash equivalents as presented in the 2005 Consolidated Statement of Cash Flows.  Two additional items are also reclassified on the Consolidated Statements of Cash Flows, altering subtotals of cash flows.  A total of $31 of net cash received in Arrow’s acquisition of Capital Financial Group, Inc. in 2004 has been reclassified out of financing activities to investing activities in the 2004 Consolidated Statement of Cash Flows and $91 of additional share value issued by us in the first quarter of 2005, related to the same acquisition, has been reclassified out of financing activities and reflected as a supplemental disclosure with a commensurate increase of $91 to the line item, “Increase in Other Assets” under operating activities in the 2005 Consolidated Statement of Cash Flows.  Again, even though these reclassifications affect the subtotals of cash flows from operating, investing and financing activities in the respective Consolidated Statements of Cash Flows, collectively they have no impact on the net increase (decrease) in total cash and cash equivalents set forth in the Consolidated Statements.

In addition to the foregoing, in the previously filed Consolidated Statement of Cash Flows for the year ended December 31, 2005, under operating activities, the line item “(Increase) Decrease in Interest Receivable” incorrectly excluded an amount, ($532), that was instead included under “Increase in Other Assets,” and the line item “Increase (Decrease) in Interest Payable” incorrectly excluded an amount, $914, that was instead included under “Increase (Decrease) in Other Liabilities.”   Under supplemental disclosures, “Cash Paid During the Year for Interest on Deposits and Borrowings” incorrectly included an amount, $914, that was a correction commensurate to the change identified in the previous sentence.

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

The restatement does not affect Arrow’s Consolidated Statements of Income, Consolidated Balance Sheets or Consolidated Statements of Changes in Stockholders’ Equity for any of the affected periods. Accordingly, Arrow’s previously reported net income, earnings per share, total assets and regulatory capital as of and for the years ended December 31, 2005 and 2004 remain unchanged.

The Consolidated Statement of Cash Flows for the year ended December 31, 2005, as previously reported and as restated, is reflected on the following table:

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Year Ended December 31,
	2005	2005
	(As Previously Reported)	(Restated)
Operating Activities:
Net Income	$ 18,639	$ 18,639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,030	1,030
Depreciation and Amortization	2,807	2,807
Compensation Expense for Allocated ESOP Shares	195	195
Gains on the Sale of Securities Available-for-Sale	(372)	(372)
Losses on the Sale of Securities Available-for-Sale	8	8
Loans Originated and Held-for-Sale	(8,581)	(8,581)
Proceeds from the Sale of Loans Held-for-Sale	8,632	8,632
Net Gains on the Sale of Loans	(122)	(122)
Net (Gains) Losses on the Sale of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(32)	(32)
Deferred Income Tax Expense	190	190
Shares Issued Under the Directors’ Stock Plan	120	120
(Increase) Decrease in Interest Receivable	(532)	---
Increase (Decrease) in Interest Payable	267	---
Increase in Other Assets	(1,239)	---
Increase (Decrease) in Other Liabilities	2,671	---
Net Increase in Other Assets	---	(1,680)
Net Increase (Decrease) in Other Liabilities	---	2,938
Net Cash Provided By Operating Activities	23,681	23,772

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	50,289	50,289
Proceeds from the Maturities and Calls of Securities Available-for-Sale	31,840	31,840
Purchases of Securities Available-for-Sale	(91,534)	(91,534)
Proceeds from the Maturities of Securities Held-to-Maturity	8,481	8,481
Purchases of Securities Held-to-Maturity	(18,688)	(18,688)
Net Increase in Loans	(114,525)	(114,525)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	939	939
Purchase of Premises and Equipment	(1,587)	(1,587)
Net Increase from Branch Acquisitions	---	47,083
Net Cash Used In Investing Activities	(134,785)	(87,702)

Financing Activities:
Net Increase (Decrease) in Deposits	71,271	71,271
Net (Decrease) Increase in Short-Term Borrowings	(922)	(922)
Proceeds from Federal Home Loan Bank Advances	162,000	162,000
Repayments of Federal Home Loan Bank Advances	(155,000)	(155,000)
Purchase of Treasury Stock	(7,528)	(7,528)
Net Increase from Branch Acquisitions	47,083	---
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,558	1,558
Tax Benefit for Disposition of Stock Options	684	684
Acquisition of Subsidiary	91	---
Common Stock Purchased by ESOP	178	178
Cash Dividends Paid	(9,558)	(9,558)
Net Cash Provided By Financing Activities	109,857	62,683
Net (Decrease) Increase in Cash and Cash Equivalents	(1,247)	(1,247)
Cash and Cash Equivalents at Beginning of Year	36,805	36,805
Cash and Cash Equivalents at End of Year	$35,558	$35,558
Supplemental Disclosures to Statement of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$23,847	$22,933
Income Taxes	6,447	6,447
Non-cash Investing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	893	893
Shares Issued for Acquisition	---	91

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3:

SECURITIES (Continued)

December 31, 2004	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$19,665	$259	$21,609	$ 334	$ 41,274	$ 593
State & Municipal Obligations	577	1	---	---	577	1
Collateralized Mortgage Obligations	4,997	18	4,947	32	9,944	50
Other Mortgage-Backed Securities	21,710	231	46,704	759	68,414	990
Corporate & Other Debt Securities	5,049	68	---	---	5,049	68
Mutual Funds and Equity Securities	82	2	---	---	82	2
Total Securities Available-for-Sale	$52,080	$579	$73,260	$1,125	$125,340	$1,704
Held-to-Maturity Portfolio
State & Municipal Obligations	247	1	19,191	410	19,438	411

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

NOTE 8:

INTANGIBLE ASSETS OTHER THAN GOODWILL (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2005, 2004 and 2003:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2005	$2,247	$283	$117	$686	$3,333
Accumulated Amortization	(307)	(79)	(25)	(37)	(448)
Net Carrying Amount, December 31, 2005	$1,940	$204	$ 92	$649	$2,885

Gross Carrying Amount, December 31, 2004	$ 560	$236	$117	$686	$1,599
Accumulated Amortization	(538)	(38)	(2)	(2)	(580)
Net Carrying Amount, December 31, 2004	$ 22	$198	$115	$684	$1,019

Gross Carrying Amount, December 31, 2003	$ 560	$118	---	---	$ 678
Accumulated Amortization	(501)	(11)	---	---	(512)
Net Carrying Amount, December 31, 2003	$ 59	$107	---	---	$ 166

Amortization Expense:
2005	$328	$41	$23	$35	$427
2004	$37	$27	$ 2	$ 2	$68
2003	$37	$11	---	---	$48
Estimated Annual Amortization Expense:[1,2,3,4]
2006	$378	$47	$24	$34	$483
2007	337	47	24	34	442
2008	296	47	23	34	400
2009	255	36	21	34	346
2010	214	20		34	268
Later Years	460	7		479	946

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

The following table presents management’s estimated benefit payments for the next ten years:

Estimated Future Benefit Payments
	Qualified	Non-Qualified	Post Retirement Plan
Payment Period	Pension Plans	Pension Plan	Gross	Subsidy
2006	$ 769	$ 278	$ 413	$64
2007	758	264	412	72
2008	820	256	423	79
2009	868	243	475	44
2010	903	234	472	44
2011-2015	5,062	1,694	2,431	193

Assumed Health Care Cost Trend Rates at December 31
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits		Dental Care
	2005	2004	2005	2004	2005	2004	2005	2004
Health Care Cost Trend Rate Assumed for Next Year	10.00%	7.50%	8.00%	7.50%	12.00%	10.00%	5.50%	6.25%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.50%	5.50%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2010	2012	2010	2013	2010	2005	2005

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

Deferred Tax Assets:	2005	2004
Allowance for Loan Losses	$ 4,761	$4,687
Pension and Deferred Compensation Plans	3,160	3,061
Minimum Pension Liability	528	232
Net Unrealized Losses on Securities Available-for-Sale	2,498	---
Other	272	235
Total Gross Deferred Tax Assets	11,219	8,215

Deferred Tax Liabilities:
Pension Plans	3,123	3,003
Depreciation	709	818
Deferred Income	2,473	2,398
Net Unrealized Gains on Securities Available-for-Sale	---	517
Goodwill	1,677	1,352
Other	15	26
Total Gross Deferred Tax Liabilities	7,997	8,114
Net Deferred Tax Assets	$3,222	$ 101

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 4.

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

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 (Restated), 2004 and 2003

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

The following exhibits were submitted with the original filing:

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

ARROW FINANCIAL CORPORATION

Date: October 12, 2006	By:/s/ Thomas L. Hoy Thomas L. Hoy President and Chief Executive Officer
Date: October 12, 2006	By: /s/ John J. Murphy John J. Murphy Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 12, 2006 by the following persons in the capacities indicated.

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