Form 10-Q
period 2006-09-30
ARROW FINANCIAL CORP
filed 2006-11-08
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006

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

Class

Outstanding as of October 31, 2006

Common Stock, par value $1.00 per share

10,582,661

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2006

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and Due from Banks	$ 41,710	$ 35,558
Federal Funds Sold	12,000	---
Cash and Cash Equivalents	53,710	35,558
Securities Available-for-Sale	339,812	326,363
Securities Held-to-Maturity (Approximate Fair Value of $91,537 at September 30, 2006 and $118,495 at December 31, 2005)	91,607	118,123
Loans	992,675	996,545
Allowance for Loan Losses	(12,274)	(12,241)
Net Loans	980,401	984,304
Premises and Equipment, Net	15,935	15,884
Other Real Estate and Repossessed Assets, Net	282	124
Goodwill	14,504	14,452
Other Intangible Assets, Net	2,540	2,885
Other Assets	24,585	21,910
Total Assets	$1,523,376	$1,519,603
LIABILITIES
Deposits:
Demand	$ 184,773	$ 179,441
Regular Savings, N.O.W. & Money Market Deposit Accounts	566,578	610,524
Time Deposits of $100,000 or More	147,409	154,626
Other Time Deposits	264,324	221,172
Total Deposits	1,163,084	1,165,763
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	53,967	41,195
Other Short-Term Borrowings	1,329	1,859
Federal Home Loan Bank Advances	145,000	157,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	20,623	16,365
Total Liabilities	1,404,003	1,402,182
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,299,556 Shares Issued at September 30, 2006 and 13,883,064 Shares Issued at December 31, 2005)	14,300	13,883
Surplus	150,356	139,442
Undivided Profits	15,878	21,402
Unallocated ESOP Shares (62,811 Shares at September 30, 2006 and 82,311 Shares at December 31, 2005)	(862)	(1,163)
Accumulated Other Comprehensive Loss	(4,870)	(4,563)
Treasury Stock, at Cost (3,674,285 Shares at September 30, 2006 and 3,434,589 Shares at December 31, 2005)	(55,429)	(51,580)
Total Shareholders’ Equity	119,373	117,421
Total Liabilities and Shareholders’ Equity	$1,523,376	$1,519,603

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,547	$14,077	$45,433	$39,784
Interest on Federal Funds Sold	100	6	216	50
Interest and Dividends on Securities Available-for-Sale	3,888	3,203	11,093	10,110
Interest on Securities Held-to-Maturity	905	1,008	3,038	2,993
Total Interest and Dividend Income	20,440	18,294	59,780	52,937

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,808	1,014	5,145	2,680
Other Deposits	4,567	3,099	13,023	8,222
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	322	215	775	476
Other Short-Term Borrowings	5	5	24	13
Federal Home Loan Bank Advances	1,833	1,518	5,261	4,573
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	358	307	1,027	878
Total Interest Expense	8,893	6,158	25,255	16,842
NET INTEREST INCOME	11,547	12,136	34,525	36,095
Provision for Loan Losses	186	218	560	626
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,361	11,918	33,965	35,469

OTHER INCOME
Income from Fiduciary Activities	1,196	1,147	3,806	3,435
Fees for Other Services to Customers	2,163	2,012	5,976	5,560
Net Gains (Losses) on Securities Transactions	---	151	(118)	340
Insurance Commissions	458	449	1,362	1,332
Other Operating Income	213	323	782	591
Total Other Income	4,030	4,082	11,808	11,258

OTHER EXPENSE
Salaries and Employee Benefits	5,546	5,195	16,497	15,538
Occupancy Expense of Premises, Net	712	761	2,332	2,225
Furniture and Equipment Expense	776	760	2,346	2,271
Other Operating Expense	2,168	2,285	6,512	6,627
Total Other Expense	9,202	9,001	27,687	26,661

INCOME BEFORE PROVISION FOR INCOME TAXES	6,189	6,999	18,086	20,066
Provision for Income Taxes	1,928	2,160	5,489	6,117
NET INCOME	$ 4,261	$ 4,839	$12,597	$13,949

Average Shares Outstanding:
Basic	10,561	10,701	10,612	10,753
Diluted	10,710	10,880	10,762	10,946

Per Common Share:
Basic Earnings	$ .40	$ .45	$ 1.19	$ 1.30
Diluted Earnings	.40	.44	1.17	1.27

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$(4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	12,597	---	---	---	12,597
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $138)	---	---	---	---	---	(83)	---	(83)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $491)	---	---	---	---	---	(295)	---	(295)
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $118)	---	---	---	---	---	71	---	71
Other Comprehensive Loss								(307)
Comprehensive Income								12,290

3% Stock Dividend	416,492	417	10,329	(10,746)	---	---	---	---
Cash Dividends Declared, $.70 per Share	---	---	---	(7,375)	---	---	---	(7,375)
Stock Options Exercised (2,567 Shares)	---	---	10	---	---	---	24	34
Shares Issued Under the Directors’ Stock Purchase Plan (2,613 Shares)	---	---	41	---	---	---	24	65
Shares Issued Under the Employee Stock Purchase Plan (14,448 Shares)	---	---	232	---	---	---	132	364
Tax Benefit for Exercise of Stock Options	---	---	5	---	---	---	---	5
Allocation of ESOP Stock (21,329 Shares)	---	---	269	---	301	---	---	570
Acquisition of Subsidiary (1,423 Shares)	---	---	28	---	---	---	13	41
Purchase of Treasury Stock (153,730 Shares)	---	---	---	---	---	---	(4,042)	(4,042)
Balance at September 30, 2006	14,299,556	$14,300	$150,356	$15,878	$ (862)	$(4,870)	$(55,429)	$119,373

Cash dividends declared have been adjusted for the September 2006 3% stock dividend.

Included in the shares issued for the 3% stock dividend in 2006 were treasury shares of 107,017 and unallocated ESOP shares of 1,829.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss) Income	Treasury Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	13,949	---	---	---	13,949
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $570)	---	---	---	---	---	(343)	---	(343)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $5,763)	---	---	---	---	---	(3,465)	---	(3,465)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $340)	---	---	---	---	---	(204)	---	(204)
Other Comprehensive Loss								(4,012)
Comprehensive Income								9,937

3% Stock Dividend	404,361	404	10,631	(11,035)	---	---	---	---
Cash Dividends Declared, $.66 per Share	---	---	---	(7,075)	---	---	---	(7,075)
Stock Options Exercised (98,312 Shares)	---	---	116	---	---	---	860	976
Shares Issued Under the Directors’ Stock Purchase Plan (2,332 Shares)	---	---	40	---	---	---	20	60
Shares Issued Under the Employee Stock Purchase Plan (17,290 Shares)	---	---	285	---	---	---	150	435
Tax Benefit for Exercise of Stock Options	---	---	637	---	---	---	---	637
Allocation of ESOP Stock (12,451 Shares)	---	---	166	---	176	---	---	342
Purchase of Treasury Stock (271,054 Shares)	---	---	---	---	---	---	(7,329)	(7,329)
Balance at September 30, 2005	13,883,064	$13,883	$139,187	$19,195	$(1,182)	$(3,583)	$(51,483)	$116,017

Cash dividends declared and share amounts have been adjusted for the September 2006 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2006	2005
Operating Activities:
Net Income	$ 12,597	$ 13,949
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	560	626
Depreciation and Amortization	2,357	2,174
Compensation Expense for Allocated ESOP Shares	269	166
Gains on the Sale of Securities Available-for-Sale	(14)	(347)
Losses on the Sale of Securities Available-for-Sale	132	7
Loans Originated and Held-for-Sale	(4,915)	(7,554)
Proceeds from the Sale of Loans Held-for-Sale	5,333	8,067
Net Gains on the Sale of Loans, Premises and Equipment,
Other Real Estate Owned and Repossessed Assets	(287)	(90)
Contributions to Pension Plans	(2,323)	(1,004)
Deferred Tax Expense (Benefit)	666	(47)
Shares Issued Under the Directors’ Stock Plan	65	60
Net Increase in Other Assets	(1,280)	(470)
Net Increase in Other Liabilities	4,366	4,564
Net Cash Provided By Operating Activities	17,526	20,101
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	25,302	44,222
Proceeds from the Maturities and Calls of Securities Available-for-Sale	21,914	23,715
Purchases of Securities Available-for-Sale	(61,737)	(55,769)
Proceeds from the Maturities of Securities Held-to-Maturity	28,113	7,489
Purchases of Securities Held-to-Maturity	(1,767)	(12,345)
Net Decrease (Increase) in Loans	2,322	(99,215)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,089	571
Purchases of Premises and Equipment	(1,460)	(678)
Net Increase from Branch Acquisitions	---	47,083
Net Cash Provided by (Used In) Investing Activities	13,776	(44,927)
Financing Activities:
Net (Decrease) Increase in Deposits	(2,679)	44,515
Net Increase in Short-Term Borrowings	12,242	15,618
Federal Home Loan Bank Advances	40,000	91,500
Federal Home Loan Bank Repayments	(52,000)	(110,000)
Tax Benefit from Exercise of Stock Options	5	637
Purchases of Treasury Stock	(4,042)	(7,329)
Treasury Stock Issued for Stock-Based Plans	398	1,411
Allocation of ESOP Shares	301	176
Cash Dividends Paid	(7,375) (6,663)	(7,075) (6,663)
Net Cash (Used In) Provided By Financing Activities	(13,150)	29,453
Net Increase in Cash and Cash Equivalents	18,152	4,627
Cash and Cash Equivalents at Beginning of Period	35,558	36,805
Cash and Cash Equivalents at End of Period	$53,710	$41,432
Supplemental Cash Flow Information:
Interest Paid	$23,434	$16,246
Income Taxes Paid	3,260	3,086
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	666	698
Value of Shares Issued for CFG Acquisition	41	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2006

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2006 and December 31, 2005; the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005; the changes in shareholders’ equity for the nine-month periods ended September 30, 2006 and 2005; and the cash flows for the nine-month periods ended September 30, 2006 and 2005.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2005, included in Arrow’s 2005 Form 10-K and Form 10-K/A.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2006 and December 31, 2005:

	2006	2005
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$ (880)	$ (796)
Net Unrealized Holding Losses on Securities Available-for-Sale	(3,990)	(3,767)
Total Accumulated Other Comprehensive Loss	$(4,870)	$(4,563)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2006 and 2005:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2006:
Basic EPS	$4,261	10,561	$.40
Dilutive Effect of Stock Options	---	149
Diluted EPS	$4,261	10,710	$.40
For the Three Months Ended September 30, 2005:
Basic EPS	$4,839	10,701	$.45
Dilutive Effect of Stock Options	---	179
Diluted EPS	$4,839	10,880	$.44
For the Nine Months Ended September 30, 2006:
Basic EPS	$12,597	10,612	$1.19
Dilutive Effect of Stock Options	---	150
Diluted EPS	$12,597	10,762	$1.17
For the Nine Months Ended September 30, 2005:
Basic EPS	$13,949	10,753	$1.30
Dilutive Effect of Stock Options	---	193
Diluted EPS	$13,949	10,946	$1.27

4.   Stock-Based Compensation Plans (In Thousands, Except Per Share Amounts)

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

In December 2005, the compensation committee of the board of directors accelerated the vesting for all the remaining unvested stock options then outstanding, which had been granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period, due to the required adoption of SFAS No. 123(R) on January 1, 2006.  Since the decision to accelerate occurred in the fourth quarter of 2005, the cost of accelerating the vesting that would have been recognized under SFAS No. No. 123 is not reflected in the following table, which illustrates the effect on net income and earnings per share for the quarter and nine-month periods ended September 30, 2005 if Arrow had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.  However, the costs are included in the table in Note 1 of the consolidated financial statements in our Form 10-K for December 31, 2005

Prior to 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income for stock awards granted under these plans as all awards granted under these plans were for a fixed number of shares having an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted did generally impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share.

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

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine-month periods ended September 30, 2005 of applying the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to our stock-based employee compensation plans.

September 30, 2005 Pro Forma Earnings per Share (as restated for the September 2006 3% stock dividend)	Three Months Ended Sept 30, 2005	Nine Months Ended Sept 30, 2005
Net Income, as Reported	$4,839	$13,949
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(134)	(419)
Pro Forma Net Income	$4,705	$13,530

Earnings per Share:
Basic - as Reported	$.45	$1.30
Basic - Pro Forma	.44	1.26
Diluted - as Reported	.44	1.27
Diluted - Pro Forma	.43	1.24

The following table presents the activity in our stock option plans for the first nine months of 2006:

	Nine Months Ended September 30, 2006
Stock Options Options:	Shares	Weighted-Average Exercise Price
Outstanding at January 1	552,992	$19.29
Granted	---	---
Exercised	(2,645)	12.58
Forfeited	---	---
Outstanding at September 30	550,347	19.32
Exercisable at September 30	550,347	19.32

5.   Guarantees (In Thousands)

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby and other letters of credit.  Standby and other letters of credit are conditional commitments that are issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Typically, these instruments have terms of twelve months or less.  A large percentage expire unused, and therefore, the total amounts do not necessarily represent future cash requirements.  Some have automatic renewal provisions.

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $3,200 of standby letters of credit outstanding on September 30, 2006, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at September 30, 2006 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$227	$355	$ 40	$ 1
Interest Cost	295	488	141	2
Expected Return on Plan Assets	(428)	(734)	---	---
Amortization of Prior Service Cost (Credit)	(21)	(43)	(19)	---
Amortization of Transition Obligation	---	---	10	---
Amortization of Net Loss	93	114	45	---
Net Periodic Benefit Cost	$166	$180	$217	$ 3

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service Cost	$808	$1,152	$108	$ 90
Interest Cost	1,055	1,583	369	223
Expected Return on Plan Assets	(1,529)	(2,385)	---	---
Amortization of Prior Service Cost (Credit)	(73)	(140)	(50)	(11)
Amortization of Transition Obligation	---	---	28	50
Amortization of Net Loss	332	371	115	81
Net Periodic Benefit Cost	$ 593	$ 581	$570	$433

During 2006 we made a contribution to our qualified pension plan in the amount of $2,132.  In addition, through September 30, 2006, we contributed $191 to the nonqualified pension plan.  We expect to contribute $361 to our postretirement benefit plans in 2006.

7. Related Party Transaction (In Thousands)

During the second quarter of 2006 we sold land in Saratoga County to Stewart’s Shops Corp (Stewart’s), which owns and operates a chain of convenience stores in the Northeastern U.S.A.  We had acquired the land in two separate transactions beginning in 1999, for a total cost of $350.  We sold the land for $577 (a gain of $227) based on a third-party appraisal of the property.  After Stewart’s develops the property, we intend to lease (at market rates) a portion of the premises constructed on the site to serve as one of our bank branches, similar to leases we have entered into with Stewart’s for branches at two other sites owned by them.  Gary Dake, the president of Stewart’s, also serves on the Board of Directors of our holding company and on one of our subsidiary banks.

8. Recently Issued Accounting Pronouncements

FASB Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (FAS No. 158), issued in September 2006, completed the first phase of FASB's comprehensive project to improve the accounting and reporting for defined benefit pension and other postretirement plans.  FAS No. 158 requires an employer to:

•

Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

•

Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

•

Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).

•

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The requirement by FAS No. 158 to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008.  For Arrow, the adoption of FAS No. 158 will require a charge to equity capital in the fiscal year ending December 31, 2006 and management is currently evaluating the impact of adopting FAS No. 158 on the Company’s financial position.  Arrow currently measures plan assets and benefit obligations as of the date of its fiscal year-end, December 31.

FASB Statement No. 157, “Fair Value Measurements” (FAS No. 157) issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), issued in June 2006, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation is not expected to have a material effect on Arrow’s results of operations or financial position for the fiscal year ending December 31, 2007.

FASB Statement No. 156 “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (FAS No. 156), issued in March 2006, allows for an alternative method, the fair value measurement method, in addition to the current method of amortizing servicing rights and evaluating those rights for impairment.  For Arrow, FAS No. 156 is effective beginning on January 1, 2007.  The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.

FASB Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS No. 155) was issued in February 2006.  FAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” FAS No. 155:

•

Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,

•

Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133,

•

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,

•

Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and

•

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

For Arrow, FAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006.  Management is continuing to monitor the effects of implementation of this standard and does not anticipate a material impact on Arrow’s results of operations or financial position for the fiscal year ending December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2006, except for Note 1, as to which the date is October 12, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

November 8, 2006

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2006

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Peer data has been obtained from the Federal Reserve Board’s June 2006 “Bank Holding Company Performance Report.”  Our peer group was comprised of 246 domestic bank holding companies located throughout the United States having $1 to $3 billion in total consolidated assets as identified in the Federal Reserve’s report.

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

Certain forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of changing interest rates	24	First paragraph
	27	Third paragraph
	27	Last paragraph
	39	First paragraph
Impact of competition for indirect loans	27	First paragraph
Expected demand for residential real estate loans	26	First paragraph
Allowance for Loan Losses	29	Sixth paragraph
Liquidity	31	Last paragraph
Market Risk	38	Item 3.

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated business opportunities; and similar uncertainties including systems failure and litigation risks, that are inherent in banking operations or business generally.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events or changing beliefs or assumptions on our part.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K and Form 10-K/A for December 31, 2005.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  At the same time that the SEC issued Regulation G, it also made amendments to Item 10 of Regulation S-K, requiring companies to make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report which have not been specifically exempted by the SEC may nevertheless constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution, to correct any distortion that might otherwise arise from the fact that the two institutions typically will have different proportions of tax-exempt items in their portfolios.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution.  We follow these practices.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Net Income	$4,261	$4,277	$4,059	$4,690	$4,839

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	---	(71)	---	14	91
Net Gains on Sales of Loans	5	7	26	8	49
Net Gains on the Sale of Other Real Estate Owned	---	---	---	17	12
Net Gains on the Sale of Premises	---	136	---	---	---

Period End Shares Outstanding	10,562	10,558	10,655	10,677	10,672
Basic Average Shares Outstanding	10,561	10,607	10,669	10,672	10,701
Diluted Average Shares Outstanding	10,710	10,749	10,824	10,834	10,880
Basic Earnings Per Share	.40	.40	.38	.44	.45
Diluted Earnings Per Share	.40	.40	.38	.43	.44
Cash Dividends Per Share	.23	.23	.23	.23	.23
Stock Dividends	3%	---	---	---	3%

Average Assets	$1,515,722	$1,523,164	$1,519,810	$1,516,029	$1,470,437
Average Equity	116,683	115,626	117,439	116,007	117,104
Return on Average Assets	1.12%	1.13%	1.08%	1.23%	1.31%
Return on Average Equity	14.49	14.84	14.02	16.04	16.39

Average Earning Assets	$1,444,772	$1,454,397	$1,449,220	$1,443,474	$1,394,187
Average Paying Liabilities	1,190,138	1,207,062	1,205,953	1,200,078	1,148,719
Interest Income, Tax-Equivalent [1]	20,986	20,651	19,974	19,844	18,902
Interest Expense	8,893	8,512	7,850	7,272	6,158
Net Interest Income, Tax-Equivalent [1]	12,093	12,139	12,124	12,572	12,744
Tax-Equivalent Adjustment	546	643	642	654	608
Net Interest Margin [1]	3.32%	3.35%	3.39%	3.46%	3.63%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,202	$ 9,331	$ 9,154	$ 8,528	$ 9,001
Less: Intangible Asset Amortization	(106)	(106)	(117)	(127)	(116)
Net Noninterest Expense	$ 9,096	$ 9,225	$ 9,037	$ 8,401	$ 8,885
Net Interest Income, Tax-Equivalent [1]	$12,093	$12,139	$12,124	$12,572	$12,744
Noninterest Income	4,030	4,052	3,726	3,690	4,082
Less: Net Securities Losses (Gains)	---	118	---	(24)	(151)
Net Gross Income	$16,123	$16,309	$15,850	$16,238	$16,675
Efficiency Ratio [1]	56.42%	56.56%	57.02%	51.74%	53.28%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.51%	8.32%	8.46%	8.33%	8.46%
Total Shareholders’ Equity (i.e. Book Value)	$119,373	$114,746	$116,583	$117,421	$116,017
Book Value per Share	11.30	10.87	10.94	11.00	10.87
Intangible Assets	17,044	17,164	17,231	17,337	17,380
Tangible Book Value per Share	9.69	9.24	9.32	9.37	9.24

Selected Quarterly Information, Continued:

	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.04%	.11%	.15%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.07	.04	.11	.16	.09
Allowance for Loan Losses as a Percentage of Period-end Loans	1.24	1.23	1.23	1.23	1.24
Allowance for Loan Losses as a Percentage of Nonperforming Loans	928.41	931.30	988.94	544.55	588.83
Nonperforming Loans as a Percentage of Period-end Loans	.13	.13	.12	.23	.21
Nonperforming Assets as a Percentage of Period-end Total Assets	.11	.09	.09	.16	.16

1 See “Use of Non-GAAP Financial Measures” on page 14.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

	Sep 2006	Sep 2005
Net Income	$12,597	$13,949

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses)Gains	(71)	204
Net Gains on Sales of Loans	38	65
Net Gains on the Sale of Other Real Estate Owned	---	17
Net Gains on the Sale of Premises	136	----

Period End Shares Outstanding	10,562	10,672
Basic Average Shares Outstanding	10,612	10,753
Diluted Average Shares Outstanding	10,762	10,946
Basic Earnings Per Share	1.19	1.30
Diluted Earnings Per Share	1.17	1.27
Cash Dividends	.70	.66

Average Assets	$1,519,551	$1,439,401
Average Equity	116,580	117,276
Return on Average Assets	1.11%	1.30%
Return on Average Equity	14.45	15.90

Average Earning Assets	$1,449,446	$1,367,281
Average Paying Liabilities	1,200,992	1,132,355
Interest Income, Tax-Equivalent [1]	61,611	54,780
Interest Expense	25,255	16,842
Net Interest Income, Tax-Equivalent [1]	36,356	37,938
Tax-Equivalent Adjustment	1,831	1,843
Net Interest Margin [1]	3.35%	3.71%
Efficiency Ratio Calculation [1]
Noninterest Expense	$27,687	$26,661
Less: Intangible Asset Amortization	(329)	(258)
Net Noninterest Expense [1]	27,358	26,403
Net Interest Income, Tax-Equivalent	36,356	37,938
Noninterest Income	11,808	11,258
Less Net Securities Losses(Gains)	118	(340)
Net Gross Income, Adjusted [1]	48,282	48,856
Efficiency Ratio [1]	56.66%	54.04%

Selected Nine-Month Period Information, Continued:

	Sep 2006	Sep 2005
Period-End Capital Information:
Tier 1 Leverage Ratio	8.51%	8.46%
Total Shareholders’ Equity (i.e. Book Value)	$119,373	$116,017
Book Value per Share	11.30	10.87
Intangible Assets	17,044	17,380
Tangible Book Value per Share	9.69	9.24

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.08	.09
Allowance for Loan Losses as a Percentage of Period-end Loans	1.24	1.24
Allowance for Loan Losses as a Percentage of Nonperforming Loans	928.41	588.83
Nonperforming Loans as a Percentage of Period-end Loans	.13	.21
Nonperforming Assets as a Percentage of Period-end Total Assets	.11	.16

1 See “Use of Non-GAAP Financial Measures” on page 14.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 14)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2006			2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 7,587	$ 100	5.23%	$ 728	$ 6	3.27%

Securities Available-for-Sale:
Taxable	327,110	3,648	4.421	305,680	3,132	4.061
Non-Taxable	22,719	273	4.77	8,572	111	5.17
Securities Held-to-Maturity:
Taxable	344	4	4.61	392	5	5.06
Non-Taxable	95,343	1,337	5.56	109,603	1,501	5.43

Loans	991,669	15,624	6.25	969,212	14,147	5.79

Total Earning Assets	1,444,772	20,986	5.76	1,394,187	18,902	5.38

Allowance For Loan Losses	(12,273)			(12,176)
Cash and Due From Banks	34,076			38,145
Other Assets	49,147			50,281
Total Assets	$1,515,722			$1,470,437

Deposits:
Interest-Bearing NOW Deposits	$ 269,103	1,111	1.64	$ 304,489	883	1.15
Regular and Money Market Savings	281,958	932	1.31	301,734	678	0.89
Time Deposits of $100,000 or More	154,929	1,808	4.63	123,750	1,014	3.25
Other Time Deposits	255,491	2,524	3.92	208,232	1,538	2.93
Total Interest-Bearing Deposits	961,481	6,375	2.63	938,205	4,113	1.74

Short-Term Borrowings	50,062	327	2.59	56,288	220	1.15
FHLB Advances and Other Long-Term Debt	178,595	2,191	4.87	154,226	1,825	4.69
Total Interest-Bearing Liabilities	1,190,138	8,893	2.96	1,148,719	6,158	2.13

Demand Deposits	187,764			186,055
Other Liabilities	21,137			18,559
Total Liabilities	1,399,039			1,353,333
Shareholders’ Equity	116,683			117,104
Total Liabilities and Shareholders’ Equity	$1,515,722			$1,470,437

Net Interest Income (Fully Taxable Basis)		12,093			12,744
Net Interest Spread			2.80			3.25
Net Interest Margin			3.32			3.63

Reversal of Tax-Equivalent Adjustment		(546)	(.15)		(608)	(.17)
Net Interest Income, As Reported		$11,547			$12,136

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 14)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2006			2005
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 5,817	$ 216	4.96%	$ 2,460	$ 50	2.72%

Securities Available-for-Sale:
Taxable	325,359	10,690	4.391	317,919	9,890	4.161
Non-Taxable	16,801	523	4.16	9,526	353	4.95
Securities Held-to-Maturity:
Taxable	368	13	4.72	398	13	4.37
Non-Taxable	105,523	4,499	5.70	110,289	4,464	5.41

Loans	995,578	45,670	6.13	926,689	40,010	5.77

Total Earning Assets	1,449,446	61,611	5.68	1,367,281	54,780	5.36

Allowance For Loan Losses	(12,257)			(12,109)
Cash and Due From Banks	33,797			36,391
Other Assets	48,565			47,838
Total Assets	$1,519,551			$1,439,401

Deposits:
Interest-Bearing NOW Deposits	$ 287,266	3,544	1.65	$ 308,869	2,411	1.04
Regular and Money Market Savings	287,994	2,670	1.24	298,381	1,832	0.82
Time Deposits of $100,000 or More	158,811	5,145	4.33	123,622	2,680	2.90
Other Time Deposits	245,121	6,809	3.71	192,671	3,979	2.76
Total Interest-Bearing Deposits	979,192	18,168	2.48	923,543	10,902	1.58

Short-Term Borrowings	44,107	799	2.42	46,689	489	1.40
FHLB Advances and Other Long-Term Debt	177,693	6,288	4.73	162,125	5,451	4.50
Total Interest-Bearing Liabilities	1,200,992	25,255	2.81	1,132,357	16,842	1.99

Demand Deposits	182,180			173,146
Other Liabilities	19,799			16,622
Total Liabilities	1,402,971			1,322,125
Shareholders’ Equity	116,580			117,276
Total Liabilities and Shareholders’ Equity	$1,519,551			$1,439,401

Net Interest Income (Fully Taxable Basis)		36,356			37,938
Net Interest Spread			2.87			3.37
Net Interest Margin			3.35			3.71

Reversal of Tax-Equivalent Adjustment		(1,831)	(.17)		(1,843)	(.18)
Net Interest Income, As Reported		$34,525			$36,095

OVERVIEW

We reported earnings of $4.261 million for the third quarter of 2006, a decrease of $578 thousand, or 11.9%, as compared to $4.839 million for the third quarter of 2005.  Diluted earnings per share were $.40 and $.44 for the respective quarters.  Average diluted shares outstanding decreased by 1.6% from the third quarter of 2005 to the third quarter of 2006, as repurchases of shares under our common stock repurchase program exceeded the issuance of shares under our compensatory stock plans.  For the first nine months of 2006 we reported earnings of $12.597 million, a decrease of $1.352 million, or 9.7%, as compared to $13.949 million for the first nine months of 2005.  Diluted earnings per share were $1.17 and $1.27 for the respective 2006 and 2005 nine-month periods.

Although our net earnings and earnings per share for the quarter and for the nine-month period were down from last year’s results, total assets increased between the periods.  Thus, returns on average assets and average equity also decreased between the 2005 and 2006 periods.

The return on average assets for the third quarter of 2006 was 1.12%, compared to 1.31% for the third quarter of 2005, a decrease of 19 basis points, or 14.5%.  The return on average equity for the third quarter of 2006 was 14.49%, compared to 16.39% for the third quarter of 2005, a decrease of 190 basis points, or 11.6%.  For the first nine months of 2006, the return on average assets was 1.11%, compared to 1.30% for the prior year period, a decrease of 19 basis points, or 14.6%.  The return on average equity for the first nine months of 2006 was 14.45%, compared to 15.90% for the prior year period, a decrease of 145 basis points, or 9.1%.

The principal reason for our declining earnings and earnings ratios from the 2005 periods to the 2006 periods was the decrease in the net interest margin.  For the third quarter of 2006, the net interest margin was 3.32%, down 31 basis points, or 8.5%, from the 3.63% margin for the third quarter of 2005.  For the first nine months of 2006, our net interest margin was 3.35%, down 36 basis points, or 9.7%, from our net interest margin for the first nine months of 2005.

Between the second and third quarters of 2006, return on average assets only decreased one basis point from 1.13% to 1.12%.  Between the second and third quarters of 2006 the return on average equity decreased from 14.84% to 14.49%  primarily because average equity increased between the two periods while earnings decreased.

Total assets were $1.52 billion at September 30, 2006, essentially unchanged from December 31, 2005, but an increase of $39.3 million, or 2.6%, above the level at September 30, 2005.

Total shareholders’ equity was $119.4 million at September 30, 2006, an increase of $2.0 million, or 1.7%, from December 31, 2005.  This was the result of the fact that earnings and additions to equity resulting from our compensatory stock plans more than offset cash dividends and repurchases of common stock.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At September 30, 2006 both our banks qualified as "well-capitalized" as defined under regulatory capital guidelines.  Efficient utilization of capital is one of our high priorities.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2006	Dec 2005	Sep 2005	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 12,000	$ ---	$ ---	$12,000	$12,000	---%	---%
Securities Available-for-Sale	339,812	326,363	306,499	13,449	33,313	4.1	10.9
Securities Held-to-Maturity	91,607	118,123	112,823	(26,516)	(21,216)	(22.4)	(18.8)
Loans (1)	992,675	996,545	981,331	(3,870)	11,344	(0.4)	1.2
Allowance for Loan Losses	12,274	12,241	12,212	33	62	0.3	0.5
Earning Assets (1)	1,436,094	1,441,031	1,400,653	(4,937)	35,441	(0.3)	2.5
Total Assets	$1,523,376	$1,519,603	$1,484,111	$ 3,773	$39,265	0.2	2.6

Demand Deposits	$ 184,773	$ 179,441	$ 184,221	$ 5,332	$ 552	3.0	0.3
NOW, Regular Savings & Money Market Deposit Accounts	566,578	610,524	619,996	(43,946)	(53,418)	(7.2)	(8.6)
Time Deposits of $100,000 or More	147,409	154,626	128,933	(7,217)	18,476	(4.7)	14.3
Other Time Deposits	264,324	221,172	205,857	43,152	58,467	19.5	28.4
Total Deposits	$1,163,084	$1,165,763	$1,139,007	$ (2,679)	$24,077	(0.2)	2.1
Short-Term Borrowings	$ 55,296	$ 43,054	$ 59,594	$ 12,242	$(4,298)	28.4	(7.2)
Federal Home Loan Bank Advances:
Overnight	---	2,000	31,500	(2,000)	(31,500)	---	---
Term Advances	145,000	155,000	100,000	(10,000)	45,000	(6.5)	45.0
Shareholders' Equity	$ 119,373	$117,421	$ 116,017	$ 1,952	$ 3,356	1.7	2.9

(1) Includes Nonaccrual Loans

Branch Acquisition:  Our most recent branch transaction was the acquisition of three HSBC branches on April 8, 2005, which added approximately $62 million in deposits balances and $8 million in loan balances.  The acquisition also resulted in an increase of $5.9 million in intangible assets.

Municipal Deposits:  Municipal deposits typically represent 15% to 20% of our total deposits.  Municipal deposit typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.  Recent fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state funds.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

Flat Yield Curve:  The shape of the yield curve (i.e. the graph showing short-term to long-term interest rates) has a significant impact on our loan pricing and investment opportunities.  Since June 2004, the Fed has steadily increased short-term interest rates.  Long-term rates, however, have not moved in tandem, resulting in a narrowing of the spread between short-term and long-term rates in recent periods to the point where the yield curve has been essentially flat, that is, there has been virtually no difference between short-term and long-term interest rates for low or no-risk bonds like U.S. Treasury Notes.  Typically, our net interest income is enhanced, in part, by our ability to invest some portion of our short-term, lower-rate deposits into longer-term higher yielding loans and investments.  A flat yield curve limits our ability to make these traditional funding and investment decisions, and thereby adversely affects our net interest income.

Balance Sheet Summary:  Changes to our balance sheet from year-end 2005 to September 30, 2006 were the result of several factors discussed in this report, including:

•

The flat shape of the yield curve,

•

Pricing of our indirect loan originations,

•

Moderate demand for residential mortgage loans,

•

Moderate to strong demand for commercial and commercial real estate loans,

•

Changes in our municipal deposit balances, and

•

Wholesale funding decisions.

At the end of the third quarter of 2006 total assets were essentially unchanged from the prior year-end.

Changes in Sources of Funds:  During the recently completed quarter, we elected not to rollover $10 million of wholesale funding maturities in the form of Federal Home Loan Bank (FHLB) advances and maintained a conservative approach in deposit pricing, resulting in a decrease in total deposits of $2.7 million.  We replaced these sources of funds with other borrowed funds, primarily repurchase agreements.  However, within the deposit portfolio, there was a significant shift from NOW accounts to more expensive time deposits, on behalf of both with our municipal accounts and our other depositors.

Changes in Earning Assets:  The fact that our loan portfolio remained essentially flat from December 31, 2005 to September 30, 2006 reflected offsetting trends in our three largest segments:

1.

Indirect loans – we decided not to compete aggressively with the low rates being offered in the marketplace.  As a result we saw these balances decline by $25.7 million, or 7.3%, during the first nine months of 2006.

2.

Residential real estate loans – originations of $36.2 million exceeded normal amortization and loan sales by $11.0 million.

3.

Commercial loans – this segment experienced moderate demand resulting in increases to outstanding balances of $12.3 million.

Investment securities decreased $13.1 million.  Due to the flat yield curve, we elected not to reinvest all of the cashflow from our investment portfolio.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Demand Deposits	$ 187,764	$ 181,263	$ 177,398	$ 179,555	$ 186,055
Interest-Bearing Demand Deposits	269,103	292,780	300,259	332,541	304,489
Regular and Money Market Savings	281,958	289,997	292,141	289,567	301,734
Time Deposits of $100,000 or More	154,929	167,761	153,730	136,703	123,750
Other Time Deposits	255,491	245,825	233,807	214,330	208,232
Total Deposits	$1,149,245	$1,177,626	$1,157,335	$1,152,696	$1,124,260

Percentage of Average Quarterly Deposits

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Demand Deposits	16.3%	15.4%	15.3%	15.6%	16.5%
Interest-Bearing Demand Deposits	23.4	24.9	25.9	28.8	27.1
Regular and Money Market Savings	24.5	24.6	25.2	25.1	26.9
Time Deposits of $100,000 or More	13.5	14.2	13.3	11.9	11.0
Other Time Deposits	22.3	20.9	20.3	18.6	18.5
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Our municipal deposit balances have seasonal average highs in the second and fourth quarters of the year.  For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth measured by average deposit balances in the first quarter of the year, significant growth in the second quarter followed by a decrease in the third quarter average balances and increasing average balances in the fourth quarter.  Due to this seasonal fluctuation, quarter-end deposit balances may vary significantly from quarterly average balances.

Total deposit balances followed a similar seasonal pattern for the first three quarters of 2006, that is, little if any growth in average balances during the first and third quarters and some growth in the second quarter.  In the first quarter, the average balance increased $4.6 million, or 0.4%, from the fourth quarter of 2005.  The modest increase was primarily attributable to an increase in non-municipal balances, offset by a decrease in municipal deposits.

In the second quarter of 2006, following the historical trend, average deposit balances increased more rapidly, by $20.3 million, or 1.8%, over the first quarter level.  However, by the end of the second quarter, deposit balances had actually decreased to $1.151 billion, down $14.7 million from year-end 2005 levels, reflecting a significant reduction in municipal deposit balances at quarter-end.

For the third quarter of 2006, the seasonal low in municipal deposit balances continued into the first two months and average balances for the quarter were $28.4 million, or 2.4%, below the average for the second quarter of 2006.  However, by the end of the third quarter of 2006, total deposits had risen to $1.163 billion, or $12.0 million above the June 30, 2006 period-end balance.

The average balance of total deposits for the third quarter of 2006 was also above the average balance for the third quarter of 2005, an increase of $24.9 million, or 2.2%.  There was, however, a significant shift from non-maturity deposit products to time deposits from the third quarter of 2005 to the third quarter of 2006, as the average rates paid by us on our deposits continued to increase over the entire period.  From the third quarter of 2005 to the third quarter of 2006, the average rate paid by us on our deposits increased by 75 basis points, from 1.45% to 2.20%.  This resulted from a long series of short-term interest rate increases initiated by the Federal Reserve Board from 2004 to 2006, discussed below.

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

During an uninterrupted period of declining interest rates from May 2000 through the first half of 2004, we experienced a trend (typical for financial institutions) where maturing time deposits were transferred to non-maturity interest-bearing transaction accounts.  This period of declining rates ended in June 2004 as the Federal Reserve Board initiated a series of seventeen 25 basis point increases in prevailing rates extending through June 2006.

As a result of this rising short-term rate environment, we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into higher-yielding time deposits.  This account migration trend further accentuated the negative impact of rising short-term rates generally.  At September 30, 2006 time deposits represented 35.4% of total deposits, up from 22.5% at June 30, 2004.  This higher percentage was still below the ratio of 40.8% at June 30, 2000.  At the same time, the percentage of interest-bearing demand deposits to total deposits decreased, principally due to municipal account transfers.

Other depositors (i.e. non-municipal) exhibited this same pattern of transferring deposits into higher-yielding accounts, but these transfers were primarily from money market savings accounts to other time deposits during this period of rising rates.  We expect that this pattern of transfers from non-maturity deposits to time deposits will continue for both municipal customers and other customers, especially if short and mid-term interest rates continue to rise.

In addition to the branches acquired in April 2005, we opened a new branch in Saratoga at the beginning of 2006.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.64	1.74	1.57	1.56	1.15
Regular and Money Market Savings	1.31	1.25	1.16	0.99	0.89
Time Deposits of $100,000 or More	4.63	4.37	3.98	3.65	3.25
Other Time Deposits	3.92	3.72	3.48	3.22	2.93
Total Deposits	2.20	2.14	1.93	1.73	1.45

The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present period.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin in immediately ensuing periods.  When prevailing rates have declined, net interest margin generally has increased in immediately ensuing periods, and vice versa.  This pattern reflects the fact that our deposit liabilities typically reprice more rapidly than our earning assets.  This dynamic proved true during the 2001-2002 period, when prevailing market rates started to decline and our margin increased, and during the 2003-2004 period, when prevailing rates began to increase and our margins experienced a negative effect.  In 2005 and 2006, however, as short-term rates continued to climb, we continued to experience decreasing net interest margins.  This was primarily due to the flattening yield curve.  Since the Federal Reserve Board began increasing rates in June 2004, the yield curve has flattened; that is, short-term rates (most important to our deposit pricing structure) have risen, but longer-term rates (which have a larger impact on our yield on assets) have risen at a much slower pace.  The flattening of the yield curve has been the most significant factor in reducing our net interest income in 2005 and to date in 2006.

From 2001 to 2003, the Federal Reserve Board decreased short-term interest rates by an aggregate amount of 500 basis points in an irregular series of rate decreases calculated to spur consumer and business borrowing and economic activity.    As a result of this multi-year decrease in prevailing rates, we experienced a decrease in the cost of our deposit products in the 2001-2004 periods.  We also experienced a decrease in the average yield in our loan portfolio during these years, although the decrease in our average loan yields generally trailed, or lagged behind, our decreases in our average cost of deposits, resulting in higher margins and higher net interest income during the earlier portions of this declining rate period.

During 2004 and 2003, market rates bottomed out and the decrease in our deposit rates began to decelerate, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, marking the beginning of a period of pressure on our net interest margin.  Thus, the decreasing rate environment had a positive impact on net interest income during 2001 and 2002, which began to fade and then disappeared entirely in 2003 and 2004.

The net interest margin for the full year 2003 was 4.05%, a decrease of 45 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

As the above table indicates, the Federal Reserve Board reversed direction in 2004 and began to increase prevailing rates with five successive 25 basis point increases in the federal funds rate in 2004.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets, both because of normal time-lag in the responsiveness of our rates to Federal Reserve Board actions and because of steps we took with our portfolios.  We changed the mix of our total deposits in the third quarter of 2004, de-emphasizing certain high cost municipal deposits, which buffered the negative impact of rising market rates on our net interest margin for the quarter.

By the end of 2004, however, the increases in the target federal funds rate started to have the expected impact on our cost of deposits which began to rise, but continued to have less impact on our yields on earning assets, which as expected remained nearly flat.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.

The net interest margin for the full year of 2004 was 3.93%, a decrease of 12 basis points, or 3.0%, from the prior year.  During 2004 the yields on earning assets fell 38 basis points, while the cost of paying liabilities fell only 27 basis points.

During 2005 the Federal Reserve continued driving short-term rates higher with eight additional 25 basis point increases.  We expected that after a time lag, long-term rates would also begin to rise and our loan portfolio would begin to reprice upward as well.  This did not happen until the second half of 2005 and then only slowly.  The yield on our loan portfolio continued to slide until mid-year, when variable rate repricing and higher yields on new originations began to have a stabilizing impact on the yield of the portfolio as a whole.  However, the yield on earning assets for all of 2005 did not improve but was nearly the same as the yield in 2004 at 5.38%.  Meanwhile, the cost of our paying liabilities continued to increase.  The cost of all paying liabilities for 2005 was 2.10%, an increase of 35 basis points, or 20.0%, over the prior year.  Consequently, net interest margin fell from 3.93% in 2004 to 3.64% for 2005, a decrease of 29 basis points, or 7.4%.

During the first three quarters of 2006, this pattern persisted.  In the face of four additional 25 basis point increases by the Federal Reserve Board in short-term rates, longer-term rates increased little if at all, as the yield curve flattened or turned negative.  Accordingly, our net interest spread and net interest margin both decreased in the first, second and third quarters of 2006.  For the first quarter of 2006, net interest margin was 3.39%, a decrease of 7 basis points from the net interest margin of 3.46% for the fourth quarter of 2005.  Net interest margin decreased 4 basis points to 3.35% for the second quarter of 2006 and decreased 3 basis points to 3.32% for the third quarter of 2006.

The Federal Reserve Board elected to halt its rate-increase trend in mid-summer 2006, but short-term rates across our deposit portfolio continued to edge upward in the third quarter, while long-term rates and the yields on our loan portfolio continued to move upward at a similarly slow pace.  The net effect is persistent pressure on our net interest margins, which may not abate soon.

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

In 2003 and 2004 we increased our funding and our regulatory capital by privately placing in each of the years $10 million of capital securities issued by subsidiary Delaware business trusts specifically formed by us for such purpose.  These trust preferred securities are reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheet.  These securities have certain features that make them an attractive funding vehicle, principally their status under bank regulatory guidelines as qualifying regulatory capital.  Under final rules issued February 28, 2005 by the FRB, trust preferred securities may qualify as Tier 1 capital of our holding company, in an amount not to exceed 25% of total Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our trust preferred issues qualify as regulatory capital under capital adequacy guidelines discussed below.  Both issues also may be redeemed by us if the proceeds cease to qualify as Tier 1 capital for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Commercial and Commercial Real Estate	$254,837	$256,099	$249,160	$234,215	$223,394
Residential Real Estate	303,509	300,688	300,543	296,661	292,389
Home Equity	49,847	51,293	52,676	53,090	52,520
Indirect Consumer Loans	333,596	339,309	350,700	359,876	358,276
Other Consumer Loans [1]	49,880	48,205	46,481	44,725	42,633
Total Loans	$991,669	$995,594	$999,560	$988,567	$969,212

Percentage of Quarterly Average Loans

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Commercial and Commercial Real Estate	25.7%	25.7%	24.9%	23.7%	23.0%
Residential Real Estate	30.6	30.2	30.1	30.0	30.2
Home Equity	5.0	5.2	5.3	5.4	5.4
Indirect Consumer Loans	33.7	34.1	35.1	36.4	37.0
Other Consumer Loans	5.0	4.8	4.6	4.5	4.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Residential Real Estate Loans: Recently, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004.  However, during the prior two years and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and determined to retain them in our portfolio.  During the first three quarters of 2006, the $36.2 million of new residential real estate loan originations more than offset normal principal amortization and loan sales of $3.0 million.    We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans decreases, due to mortgage rate increases or a softening of the real estate market generally, our portfolio also may decrease, which may negatively impact our financial performance.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  Prior to mid-2001, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the succeeding years, this segment of the portfolio ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  This flattening of indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing in the fall of 2001.  During the fourth quarter of 2002 and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth as we became more rate-competitive, but the level of indirect loans was flat for the third quarter of 2003 and decreased by $11.9 million during the fourth quarter of 2003.  During the first half of 2004 indirect loan balances continued to decline, and then rose slightly during the second half of the year.

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance for the quarter (an $841 thousand increase from the prior quarter), but did cause the balance at period-end to rise sharply to $312.9 million.  We continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  Our average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter and by another $29.8 million, or 9.1%, in the third quarter.  By the end of the fourth quarter of 2005, however, indirect loan balances had declined by $7.0 million, or 4.3%, from the balance at the end of the third quarter of 2005 (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers, their finance affiliates and other lenders in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $25.7 million from December 31, 2005 to the end of the third quarter of 2006.

At September 30, 2006, indirect loans represent the second largest category of loans in our portfolio.  If auto manufacturers and their finance affiliates continue to market heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Commercial and Commercial Real Estate Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2006 as these loan balances grew $12.3 million, or 5.0%, from December 31, 2005.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Commercial and Commercial Real Estate	7.27%	7.04%	6.98%	6.69%	6.68%
Residential Real Estate	5.93	5.95	5.98	5.87	5.85
Home Equity	7.43	7.08	6.50	5.99	5.54
Indirect Consumer Loans	5.44	5.29	5.17	5.11	5.05
Other Consumer Loans	7.25	7.15	7.08	7.14	7.29
Total Loans	6.25	6.12	6.02	5.85	5.79

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 23 under the heading "Key Interest Rate Changes 2000 - 2006."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences, and the rate at which the portfolio expands.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

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

On June 30, 2004, the Federal Reserve Board ended the period of falling rates with a 25 basis point increase in prevailing rates, followed over the next two years by 15 additional 25 basis point increases.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  The decrease in yields on our earning assets came to a halt in the first half of 2005 and the yield began to slowly increase during the last two quarters of 2005 and for the first three quarters of 2006.

The flat yield curve has severely hampered loan repricing during this current period of rising short-term rates in all segments of our loan portfolio.  While we expect that the yield on our loan portfolio will continue to slowly reprice upward for a period, we also expect that our cost of deposits may continue to increase over the same period, even if the Federal Reserve Board does not raise short-term rates any further.  If so, pressure on our net interest income and net interest margin will persist.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Sep 2006	Jun 2006	Mar 2006	Dec 2005	Sep 2005
Loan Balances:
Period-End Loans	$ 992,675	$ 994,838	$ 996,922	$ 996,545	$ 981,331
Average Loans, Year-to-Date	995,578	997,566	999,560	942,286	926,689
Average Loans, Quarter-to-Date	991,669	995,594	999,560	988,567	969,212
Period-End Assets	1,523,376	1,516,334	1,505,854	1,519,603	1,484,111

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,241	$12,241	$12,241	$12,046	$12,046
Provision for Loan Losses, Y-T-D	560	374	273	1,030	626
Loans Charged-off	(784)	(544)	(360)	(1,128)	(690)
Recoveries of Loans Previously Charged-off	257	194	99	293	230
Net Charge-offs, Y-T-D	(527)	(350)	(261)	(835)	(460)
Allowance for Loan Losses, End of Period	$12,274	$12,265	$12,253	$12,241	$12,212

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,265	$12,253	$12,241	$12,211	$12,168
Provision for Loan Losses, Q-T-D	186	101	273	404	218
Loans Charged-off	(240)	(184)	(360)	(437)	(239)
Recoveries of Loans Previously Charged-off	63	95	99	63	65
Net Charge-offs, Q-T-D	(177)	(89)	(261)	(374)	(174)
Allowance for Loan Losses, End of Period	$12,274	$12,265	$12,253	$12,241	$12,212

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,263	$968	$1,232	$1,875	$1,931
Loans Past due 90 Days or More
and Still Accruing Interest	59	349	7	373	143
Total Nonperforming Loans	1,322	1,317	1,239	2,248	2,074
Repossessed Assets	82	54	107	124	99
Other Real Estate Owned	200	---	---	---	142
Total Nonperforming Assets	$1,604	$1,371	$1,346	$2,372	$2,315

Asset Quality Ratios:
Allowance to Nonperforming Loans	928.41%	931.30%	988.94%	544.55%	588.83%
Allowance to Period-End Loans	1.24	1.23	1.23	1.23	1.24
Provision to Average Loans (Quarter)	0.07	0.04	0.11	0.16	0.09
Provision to Average Loans (YTD)	0.08	0.08	0.11	0.11	0.09
Net Charge-offs to Average Loans (Quarter)	0.07	0.04	0.11	0.15	0.07
Net Charge-offs to Average Loans (YTD)	0.07	0.07	0.11	0.09	0.07
Nonperforming Loans to Total Loans	0.13	0.13	0.12	0.23	0.21
Nonperforming Assets to Total Assets	0.11	0.09	0.09	0.16	0.16

Our nonperforming assets at September 30, 2006 amounted to $1.6 million, a decrease of $768 thousand, or 32.4%, from December 31, 2005, and a decrease of $711 thousand, or 30.7%, from September 30, 2005.  The decrease from year-end 2005 was primarily attributable to a payment received during the second quarter of 2006 from the Small Business Administration on a guaranteed loan and to a general improvement in delinquency trends during 2006.

At period-end, nonperforming assets represented .11% of total assets, a 5 basis point decrease from .16% at year-end 2005 and a 5 basis point decrease from .16% at September 30, 2005.  This ratio is at or near our historical low.  At June 30, 2006 the ratio of nonperforming assets to total assets for our peer group was .47%.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.4 million and represented 0.64% of loans outstanding at that date, as compared to approximately $7.3 million of such loans at December 31, 2005 representing 0.73% of loans then outstanding.  These non-current loans at September 30, 2006 were composed of approximately $3.8 million of consumer loans, principally indirect automobile loans, $1.1 million of residential real estate loans and $1.5 million of commercial loans.

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

The ratio for the just completed quarter of net charge-offs to average loans (annualized) was .07%, unchanged from the ratio for the third quarter of 2005.  The provision for loan losses was $186 thousand for the third quarter of 2006, compared to a provision of $218 thousand for the third quarter of 2005.  The provision as a percentage of average loans (annualized) was .07% for the third quarter of 2006, a decrease of 2 basis points from the .09% ratio for the comparable 2005 period.  The decrease in the provision was due primarily to the improved quality of the portfolio.

The balance in the allowance for loan losses reflects our best estimate of probable loan losses related to specifically identified loans as well as probable incurred loan losses in the remaining loan portfolio based on past events and current economic conditions at September 30, 2006.  The allowance for loan losses at September 30, 2006 amounted to $12.3 million, or 1.24% of outstanding loans, essentially unchanged from the allowance to total outstandings ratios at December 31, 2005 and September 30, 2005.   The allowance as a percentage of nonperforming loans was 928.41% at September 30, 2006.

CAPITAL RESOURCES

Shareholders' equity increased $2.0 million during the first nine months of 2006.  During the period, net income of $12.6 million was offset, in part, by stock repurchases (net of new stock issuances through stock plans) totaling $3.6 million, cash dividends of $7.4 million ($.70 per share) and other equity transactions.  From September 30, 2005 to September 30, 2006, shareholders' equity increased by $3.4 million, or 2.9%.  Current and prior period changes in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on pages 5 and 6 of this report.

On April 26, 2006 the Board of Directors approved a stock repurchase program (the “2006 Program’) authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or privately negotiated transactions.  Through September 30, 2006, the company had repurchased approximately $2.2 million of its outstanding common stock under the 2006 Program.  This program replaced a similar 12-month stock repurchase program, approved by the Board in April 2005, under which we repurchased approximately $4.9 million of common stock out of the $5 million authorized for repurchase.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  (See the note on page 14 regarding Non-GAAP Financial Measures.)  Thus, certain information which is required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital information presented below.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  The Gramm-Leach-Bliley Financial Modernization Act also conditions the ability of banking organizations to engage in certain types of non-banking financial activities on such organizations' continuing to qualify as "well-capitalized" under these standards.

In both 2003 and 2004 we issued $10 million of trust preferred securities in private placements.  Under final rules, issued by the Federal Reserve Board on February 28, 2005, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of total Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of September 30, 2006, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.51%	12.87%	14.10%
Glens Falls National Bank & Trust Co.	8.59	13.44	14.66
Saratoga National Bank & Trust Co.	8.37	10.81	12.76

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at September 30, 2006 were above the minimum bank regulatory capital standards for financial institutions as described above.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Arrow’s common stock is traded on The Nasdaq Stock MarketSM under the symbol AROW.  The high and low sales prices listed below represent actual sales transactions, as reported by Nasdaq.

On October 25, 2006, our Board of Directors approved a fourth quarter cash dividend of $.24 per share, payable on December 15, 2006.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2006 three percent stock dividend)

			Cash Dividends Declared

	Sales Price
	Low	High
2005
First Quarter	$25.214	$30.163	$.217
Second Quarter	22.622	28.165	.217
Third Quarter	24.583	28.278	.226
Fourth Quarter	23.883	28.835	.233

2006
First Quarter	$24.951	$27.184	$.233
Second Quarter	23.107	27.184	.233
Third Quarter	24.272	26.864	.233
Fourth Quarter (payable December 15, 2006)			.240

Quarter Ended September 30,	2006	2005
Dividends Per Share	$.23	$.23
Diluted Earnings Per Share	.40	.44
Dividend Payout Ratio	57.50%	52.27%
Total Equity (in thousands)	$119,373	$116,017
Shares Issued and Outstanding (in thousands)	10,562	10,672
Book Value Per Share	$11.30	$10.87
Intangible Assets (in thousands)	$17,044	$17,380
Tangible Book Value Per Share	$9.69	$9.24

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

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $121.4 million at September 30, 2006.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate additional sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2006 Compared With

Three Months Ended September 30, 2005

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Sep 2006	Sep 2005	Change	% Change
Net Income	$4,261	$4,839	$(578)	(11.9)%
Diluted Earnings Per Share	.40	.44	(.04)	(9.1)
Return on Average Assets	1.12%	1.31%	(.19)%	(14.5)
Return on Average Equity	14.49%	16.39%	(1.90)%	(11.6)

We reported earnings (net income) of $4.3 million for the third quarter of 2006, a decrease of $578 thousand, or 11.9%, from the third quarter of 2005.   Diluted earnings per share were $.40 and $.44 for the respective quarters.  The decrease in net income was primarily attributable to a decrease in net interest income, itself a direct result of a decrease in net interest margin, as discussed below.  Also included in net income for the quarter were: (i) net securities gains, net of tax, of $91 thousand in the 2005 quarter; (ii) a gain on the sale of other real estate owned of $12 thousand, net of tax, in the 2005 quarter; and (iii) net gains on the sale of loans to the secondary market, net of tax, of $5 thousand and $49 thousand for the respective 2006 and 2005 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Sep 2005	Change	% Change
Interest and Dividend Income	$20,986	$18,902	$2,084	11.0%
Interest Expense	8,893	6,158	2,735	44.4
Net Interest Income	$12,093	$12,744	$(651)	(5.1)

Taxable Equivalent Adjustment	$546	$608	$(62)	(10.2)

Average Earning Assets (1)	$1,444,772	$1,394,187	$50,585	3.6
Average Paying Liabilities	1,190,138	1,148,719	41,419	3.6

Yield on Earning Assets (1)	5.76%	5.38%	0.38%	7.1
Cost of Paying Liabilities	2.96	2.13	0.83	39.0
Net Interest Spread	2.80	3.25	(0.45)	(13.8)
Net Interest Margin	3.32	3.63	(0.31)	(8.5)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.63% for the third quarter of 2005 to 3.32% for the third quarter of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 14, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was only partially offset by the $50.6 million increase in average earning assets between the third quarter of 2005 and the third quarter of 2006.  As a result, net interest income, on a taxable equivalent basis, decreased $651 thousand from the 2005 quarter to the 2006 quarter.  The decrease in net interest margin was significantly influenced by the interest rate environment during the period.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 2000-2006" and “Loan Trends,” beginning in September 2004 after a long-term downward trend, prevailing interest rates began to rise.  As was the case with other financial institutions, we experienced a sustained period of rising rates on our deposit liabilities, but the yield on our average earning assets responded more slowly and not to the same extent that deposit rates responded, due in part to a flattening yield curve.  The net effect, for us as for the financial institution sector generally, has been margin shrinkage over the past two years.

The provisions for loan losses were $186 thousand and $218 thousand for the quarters ended September 30, 2006 and 2005, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Sep 2005	Change	% Change
Income From Fiduciary Activities	$1,196	$1,147	$ 49	4.3%
Fees for Other Services to Customers	2,163	2,012	151	7.5
Net Gains on Securities Transactions	---	151	(151)	---
Insurance Commissions	458	449	9	2.0
Other Operating Income	213	323	(110)	(34.1)
Total Other Income	$4,030	$4,082	$ (52)	(1.3)

Income from fiduciary activities totaled $1.2 million for the third quarter of 2006, an increase of $49 thousand, or 4.3%, from the third quarter of 2005.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the dollar value of assets under trust administration and investment management.  The market value of assets under trust administration and investment management was $873.6 million at September 30, 2006, an increase of $33.1 million, or 3.9%, from September 30, 2005.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor, North Country Investment Advisers, Inc., which advises our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds had a market value of $173.0 million at September 30, 2006.  The funds were introduced in March 2001.  Currently, the majority of the balances in the funds derive from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) were $2.2 million for the third quarter of 2006, an increase of $151 thousand, or 7.5%, from the 2005 quarter.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.

For the third quarter of 2005, total other income included net securities gains of $151 thousand on the sale of $15.9 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the third quarters of 2006 and 2005:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Third Quarter
	2006	2005
Investment Sales
Collateralized Mortgage Obligations	$ ---	$ ---
Other Mortgage-Backed Securities	---	9,710
U.S. Agency Securities	---	---
State and Municipal Obligations	---	---
Other	4,806	6,183
Total Sales	$4,806	$15,893
Net Gains	$---	$151

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$1,013
Other Mortgage-Backed Securities	---	1,001
U.S. Agency Securities	---	1,000
State and Municipal Obligations	7,397	786
Other	4,122	5,514
Total Purchases	$11,519	$9,314

The sale of U.S. agency securities in the third quarter of 2005 was undertaken as part of a strategy to replace shorter-maturity mortgage-backed securities with longer-term mortgage-backed securities.

Insurance commissions became a significant source of other income for us in 2005, following our November 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  During the first quarter of 2006, we sold into the secondary market $3.0 million of newly originated 30 year, fixed-rate residential real estate loans, but we did not engage in any such sales during the next two quarters of 2006.  During the third quarter of 2005, we sold $5.6 million of residential real estate loans into the secondary market.  For all periods, we sold all of our student loan originations along with the servicing rights.

Net gains on the sale of loans for the 2005 third quarter was $81 thousand, whereas there were no net gains or losses in the 2006 quarter.  This was the primary reason for the decrease in other operating income from the 2005 to the 2006 quarter.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Sep 2005	Change	% Change
Salaries and Employee Benefits	$5,546	$5,195	$351	6.8%
Occupancy Expense of Premises, Net	712	761	(49)	(6.4)
Furniture and Equipment Expense	776	760	16	2.1
Other Operating Expense	2,168	2,285	(117)	(5.1)
Total Other Expense	$9,202	$9,001	$201	2.2

Efficiency Ratio	56.42%	53.28%	3.14%	5.9

Other expense for the third quarter of 2006 was $9.2 million, an increase of $201 thousand, or 2.2%, over the expense for the third quarter of 2005.  For the third quarter of 2006, our efficiency ratio was 56.42%.  This ratio, which is a non-GAAP financial measure, is a measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to the total of net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 14 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from the 2005 period to the 2006 period, it still compared favorably to the June 30, 2006 peer group ratio of 61.03%, even adjusting for the different treatment of intangible asset amortization.

Salaries and employee benefits expense increased $351 thousand, or 6.8%, from the third quarter of 2005 to the third quarter of 2006.  The increase was primarily attributable to an increase of 4.0 full-time equivalent employees resulting from the staffing of Saratoga’s new branch in January 2006 as well as normal salary increases.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for the third quarter of 2006, 16 basis points less than the ratio for our peer group of 1.61% at June 30, 2006.

Occupancy expense was $712 thousand for the third quarter of 2006, a $49 thousand decrease, or 6.4%, from the third quarter of 2005.  The decrease was primarily attributable to decreases in real estate taxes as a result of several reappraisals by municipalities.  Furniture and equipment expense was $776 thousand for the third quarter of 2006, a $16 thousand increase, or 2.1%, from the third quarter of 2005.  The increase was primarily attributable to an increase in depreciation expense.

Other operating expense was $2.2 million for the third quarter of 2006, a decrease of $117 thousand, or 5.1%, from the third quarter of 2005.  The decrease was primarily attributable to reductions in legal and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2006	Sep 2005	Change	% Change
Provision for Income Taxes	$1,928	$2,160	$(232)	(10.7)%
Effective Tax Rate	31.15%	30.86%	0.29%	0.9

The difference between the statutory income tax rate and our effective tax rate is primarily due to the impact of tax exempt income.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2006 Compared With

Nine Months Ended September 30, 2005

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2006	Sep 2005	Change	% Change
Net Income	$12,597	$13,949	$(1,352)	(9.7)%
Diluted Earnings Per Share	1.17	1.27	(.10)	(7.9)
Return on Average Assets	1.11%	1.30%	(.19)%	(14.6)
Return on Average Equity	14.45%	15.90%	(1.45)%	(9.1)

We reported earnings (net income) of $12.6 million for the first nine months of 2006, a decrease of $1.352 million, or 9.7%, from the first nine months of 2005.   Diluted earnings per share were $1.17 and $1.27 for the respective periods.  The decrease in net income for the recently completed nine-month period, as for the recently completed quarter, was primarily attributable to a decrease in net interest income, itself a direct result of a decrease in net interest margin.  Also included in net income for the nine months ended September 30,  2006 were: (i) net securities losses, net of tax, of $71 thousand versus net securities gains of $204 thousand, net of tax, for the 2005 period; (ii) a gain on the sale of land of $136, net of tax; and (iii) net gains on the sale of loans into the secondary market, net of tax, of $38 thousand versus $65 thousand for the 2005 period.

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2006	Sep 2005	Change	% Change
Interest and Dividend Income	$61,611	$54,780	$6,831	12.5%
Interest Expense	25,255	16,842	8,413	50.0
Net Interest Income	$36,356	$37,938	$(1,582)	(4.2)

Taxable Equivalent Adjustment	$1,831	$1,843	$(12)	(0.7)

Average Earning Assets (1)	$1,449,446	$1,367,281	$82,165	6.0
Average Paying Liabilities	1,200,992	1,132,355	68,635	6.1

Yield on Earning Assets (1)	5.68%	5.36%	0.32%	6.0
Cost of Paying Liabilities	2.81	1.99	0.82	41.2
Net Interest Spread	2.87	3.37	(0.50)	(14.8)
Net Interest Margin	3.35	3.71	(0.36)	(9.7)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.71% for the first nine months of 2005 to 3.35% for the first nine months of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 14, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  The negative impact of this decrease in net interest margin on net interest income was only partially offset by the $82.2 million increase in average earning assets between the first nine months of 2005 and the first nine months of 2006.  As a result of the margin shrinkage, net interest income, on a taxable equivalent basis, decreased $1.582 million from the 2005 period to the 2006 period.  The narrowing of our margin was significantly influenced by general changes in prevailing interest rates during the period.  (See the discussion above in this Report under the sections entitled “Deposit Trends,” “Key Interest Rate Changes 2000-2006" and “Loan Trends.”)

The provisions for loan losses were $560 thousand and $626 thousand for the nine-month periods ended September 30, 2006 and 2005, respectively.  The provision for loan losses was discussed previously under the heading "Summary of the Allowance and Provision for Loan Losses."

Other Income

Summary of Other Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2006	Sep 2005	Change	% Change
Income From Fiduciary Activities	$ 3,806	$ 3,435	$ 371	10.8%
Fees for Other Services to Customers	5,976	5,560	416	7.5
Net Gains on Securities Transactions	(118)	340	(458)	---
Insurance Commissions	1,362	1,332	30	2.3
Other Operating Income	782	591	191	32.3
Total Other Income	$11,808	$11,258	$550	4.9

Income from fiduciary activities totaled $3.8 million for the first nine months of 2006, an increase of $371 thousand, or 10.8%, from the first nine months of 2005.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the dollar amount of assets under trust administration and investment management.  The market value of assets under trust administration and investment management at September 30, 2006, amounted to $873.6 million, an increase of $33.1 million, or 3.9%, from September 30, 2005.  Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor, North Country Investment Advisors, Inc. (See the discussion on our investment advisor in the “Other Income” section of our quarter-to-quarter comparison, above).

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) was $6.0 million for the second quarter of 2006, an increase of $416 thousand, or 7.5%, from the 2005 period.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.

For the first nine months of 2006, total other income included net securities losses of $118 thousand on the sale of $25.4 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first nine months of 2006 and 2005:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Nine Months Ended
	Sep 2006	Sep 2005
Investment Sales
Collateralized Mortgage Obligations	$---	$21,269
Other Mortgage-Backed Securities	---	11,292
U.S. Agency Securities	10,000	---
State and Municipal Obligations	---	---
Other	15,420	11,321
Total Sales	$25,420	$43,882
Net (Losses) Gains	$(118)	$340

Investment Purchases
Collateralized Mortgage Obligations	$19,746	$9,040
Other Mortgage-Backed Securities	5,914	16,333
U.S. Agency Securities	5,000	14,065
State and Municipal Obligations	15,430	5,212
Other	15,647	11,119
Total Purchases	$61,737	$55,769

The sale of U.S. agency securities in the second quarter of 2006 was undertaken as part of a strategy to replace short-term agency securities with longer-term and higher yielding mortgage-backed securities.

Insurance commissions became a significant source of other income for us beginning in 2005, following our acquisition in November of 2004 of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  The primary reason for the increase in other operating income from the 2005 to the 2006 period was our sale to a third party, in the 2006 period, of a parcel of land we had earlier purchased to serve as premises for a new branch.  The sale resulted in a gain of $227 thousand (pre-tax) (see Note 7 to the Unaudited Consolidated Interim Financial Statements).

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2006	Sep 2005	Change	% Change
Salaries and Employee Benefits	$16,497	$15,538	$959	6.2%
Occupancy Expense of Premises, Net	2,332	2,225	107	4.8
Furniture and Equipment Expense	2,346	2,271	75	3.3
Other Operating Expense	6,512	6,627	(115)	(1.7)
Total Other Expense	$27,687	$26,661	$1,026	3.8

Efficiency Ratio	56.66%	54.04%	2.62%	4.8

Other expense for the first nine months of 2006 was $27.7 million, an increase of $1.026 million, or 3.8%, over the expense for the first nine months of 2005.  For the first nine months of 2006, our efficiency ratio was 56.66%.  (See the discussion on efficiency ratios generally on page 14 of this Report under the heading “Use of Non-GAAP Financial Measures,” and the discussion of our efficiency ratio versus the ratio of our peer group in the “Other Expense” section of the quarter-to-quarter comparison, above.)

Salaries and employee benefits expense increased $959 thousand, or 6.2%, from the first nine months of 2005 to the first nine months of 2006.  The increase was primarily attributable to normal salary increases but also to an increase of 4.0 full-time equivalent employees resulting from the staffing of Saratoga’s new branch in January 2006 and an increase of 13.9 full-time equivalent employees resulting from the staffing of the three new branches acquired by us from HSBC in April 2005 which latter increase of staffing cost was only partially reflected in the 2005 period.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for the first nine months of 2006, 16 basis points less than the ratio for our peer group of 1.61% at June 30, 2006.

Occupancy expense was $2.3 million for the first nine months of 2006, a $107 thousand, or 4.8%, increase over the first nine months of 2005.  The increase was primarily attributable to increases in expense for utilities and heating.  Furniture and equipment expense was $2.3 million for the first nine months of 2006, a $75 thousand, or 3.3%, increase from the first nine months of 2005.  The increase was primarily attributable to an increase in depreciation expense.  However, the increase in both of these expense areas was partially attributable to our acquisition in 2005 of the three HSBC branches whose added expenses were only partially reflected in the 2005 period.

Other operating expense was $6.5 million for the first nine months of 2006, a decrease of $115 thousand, or 1.7%, from the total for the first nine months of 2005.  The higher amount in the earlier year was primarily attributable to one-time expenses associated with the acquisition of three HSBC branches in April 2005.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2006	Sep 2005	Change	% Change
Provision for Income Taxes	$5,489	$6,117	$(628)	(10.3)%
Effective Tax Rate	30.35%	30.48%	(0.16)%	(0.4)

The difference between the statutory income tax rate and our effective tax rate is primarily due to the impact of tax exempt income.

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

The sensitivity analysis resulting from the simulation model reflects only a hypothetical circumstance involving modification of a single variable affecting our profitability and operations, that is, prevailing interest rates, and does not represent a forecast.  As noted elsewhere in this report, the Federal Reserve Board took certain actions in recent years to bring about, first, a decrease and subsequently an increase, in prevailing short-term interest rates, which initially had a positive effect on our net interest income and subsequently a counteracting negative effect.  Short-term rates, which were at very low levels two years ago, have increased markedly over the ensuing periods, as the Federal Reserve Board has steadily increased the federal funds rate.  To date, long-term rates have not experienced a comparable increase.  The net effect of these developments may be continued pressure on our net interest margin.  Even if short-term rates do not continue to move upward, we and other financial institutions may not be successful in generating higher yields from longer-term earning assets (that is, the yield curve may continue in its current flat shape).

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of September 30, 2006.  Based upon that evaluation, senior management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

On October 13, 2006, we filed with the Securities and Exchange Commission (SEC) an amended Annual Report Form 10-K for the year ended December 31, 2005, and amended Quarterly Reports Form 10-Q for the periods ended June 30, 2005 and September 30, 2005.  The purpose of all three amendments was to restate the consolidated statements of cash flows contained in the reports as initially filed.  The restatements of these the consolidated statements of cash flows had no impact on the net increase or decrease in total cash and cash equivalents for any of the corrected periods as set forth in the consolidated statements as initially filed for any of the reported periods.  The restatements also had no effect on the company’s consolidated statements of income, consolidated balance sheets or consolidated statements of changes in shareholders’ equity for any of the affected periods, as disclosed in the reports as initially filed.  Accordingly, the company’s previously reported historical revenue, net income, earnings per share, total assets and regulatory capital has remain unchanged following the restatements.

The consolidated statements of cash flows as initially filed misclassified certain cash flows received by us in connection with our acquisition of three bank branches from HSBC BANK USA, N.A. in April 2005; the cash flows were presented as relating to financing activities instead of investing activities.  The restatements primarily correct this misclassification and report additional shares issued for the acquisition of a subsidiary as a supplemental disclosure to the statement of cash flow information.

During the most recent fiscal quarter, we made no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary litigation occurring in the normal course of our business.  On an ongoing basis, we are the subject of or a party to various legal claims, which arise in the normal course of our business.  The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K and Form 10-K/A (for the year ended December 31, 2005) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended June 30, 2006).  Please refer to the Risk Factors listed those previously filed documents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 18, 2006, we issued 1,466 shares of our common stock to the former sole shareholder of Capital Financial Group, Inc. (“CFG”), an insurance agency engaged in the sale of group health and life insurance products which we acquired in 2004, as post-closing consideration due to such shareholder under the acquisition agreement between Arrow and CFG.   The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2006:

Third Quarter 2006 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	970	$25.65	---	$2,782,001
August	1,309	24.87	---	2,782,001
September	17,016	24.42	---	2,782,001
Total	19,295	24.51	---

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under our publicly announced 2006 stock repurchase program, shares of our common stock purchased on behalf of participants under our Automatic Dividend Reinvestment Plan (DRIP) by the administrator of our DRIP and shares surrendered (or deemed surrendered) to us by holders of options to acquire our common stock in connection with the exercise of such options.  In the months indicated, all shares purchased as listed in Column A were under the DRIP program.

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced 2006 stock repurchase program (in effect from April 2006 to April 2007).  Column C does not include shares purchased or subject to purchase under our DRIP or under any of our compensatory stock plans.

3The Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under our 2006 stock repurchase program, the company’s only publicly-announced stock repurchase program in effect at such date.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders - None

Item 5.

Other Information

(a)

None

(b)

None

Item 6.

Exhibits

Exhibit 10.1	Memorandum of Understanding, dated October 17, 2006 between Arrow Financial Corporation and John J. Murphy.
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 8, 2006	s/Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: November 8, 2006	s/John J. Murphy
John J. Murphy, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)