Form 10-K
period 2006-12-31
ARROW FINANCIAL CORP
filed 2007-03-14
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $277,842,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class	Outstanding as of February 28, 2007
Common Stock, par value $1.00 per share	10,556,947
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – TABLE OF CONTENTS

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2007.

NOTE ON TERMINOLOGY

In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc., a real estate investment trust (REIT).

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 265 domestic bank holding companies with $1 to $3 billion in total consolidated assets as in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 2006, and peer group data has been derived from such Report.

FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions often identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 7A of this Report, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	9	3rd paragraph
FDIC Insurance	Part I, Item 1.D.	9	1st two paragraphs
Impact of Legal Claims	Part I, Item 3	13	1st paragraph under Item 3.
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	26	Last paragraph
	Part II, Item 7.C.II.a.	38	1st paragraph under table
	Part II, Item 7.C.II.a.	39	1st paragraph
	Part II, Item 7.C.IV.	46	2nd paragraph
	Part II, Item 7A.	50	Last three paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	28	1st and 2nd paragraphs under “II. PROVISION FOR LOAN LOSSES AND THE ALLOWANCE FOR LOAN LOSSES”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	38	1st paragraph under the table
Liquidity	Part II, Item 7.D.	46	Last paragraph in “D. LIQUIDITY”
Dividend Capacity	Part I, Item 1.C.	7	3rd paragraph
	Part II, Item 7.E.	47	Last paragraph

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

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  As a parallel measure with Regulation G, the SEC has provided in Item 10 of its Regulation S-K, that public companies make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report, which although commonly utilized by financial institutions have not been specifically exempted by the SEC, may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

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

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns (directly or indirectly) two nationally chartered banks in New York (Glens Falls National and Saratoga National), an insurance agency (Capital Financial Group, Inc.), a registered investment adviser that advises our proprietary mutual funds (North Country Investment Advisers, Inc.), a REIT (Arrow Properties, Inc.) and five other non-bank subsidiaries whose operations are insignificant.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,301,973	$217,875
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$873,591	$32,860
Date Organized	1851	1988
Employees	401	37
Offices	27	5
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 438 full-time equivalent employees at December 31, 2006.

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

In April 2005, Arrow’s subsidiary banks acquired from HSBC Bank USA, N.A. (“HSBC”) three bank branches located within the Banks’ service areas.  Glens Falls National acquired two HSBC branches located in Argyle and Salem, New York, and Saratoga National acquired a branch located in Corinth, New York.  The banks acquired substantially all deposit liabilities, the physical facilities and certain loans related to the branches.  At the closing of the acquisitions, total deposits of the three branches were approximately $62 million and the related loans were approximately $8 million.  The acquisition resulted in total intangible assets, including goodwill, of approximately $5.9 million.

In November 2004, Glens Falls National acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.460 million), covenant not to compete ($117 thousand) and portfolio expirations ($686 thousand).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 64,689 shares of Arrow’s common stock at closing.  The agreement also provides for annual contingent future payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over a five-year period.  We concluded that under criteria established by Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations,” these contingent future payments would be recorded as additional goodwill at the time of payment.  The maximum contingent payment over the five-year period is $3.0 million of Arrow stock, valued at the market price on the date of payment.  Through December 31, 2006, total contingency payments amounted to $133 thousand (4,790 shares).

In 2000, Glens Falls National formed a subsidiary, North Country Investment Advisers, Inc. (“NCIA”), which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund™ and the North Country Equity Growth Fund™.  Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of our Banks.  However, the funds are also offered on a retail basis at most of the branch locations of our banks.

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of dealer programs under which we purchase dealer paper, primarily from automobile dealers that meet pre-established specifications.  From time-to-time we have sold a modest portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and state housing agencies, while normally retaining the servicing rights.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we sold mortgage loans and concurrently purchased an equivalent amount of guaranteed mortgage-backed securities issued by Freddie Mac, with the sold loans representing the underlying collateral for the pooled securities.  At December 31, 2006, the balance of securitized loans remaining in our securities portfolio was approximately $4.3 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, we continue to implement conservative lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems.  It is our policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.c. “Risk Elements”).  Future cash payments on nonaccrual loans may be applied all to principal, although income in some cases may be recognized on a cash basis.

We lend primarily to borrowers within our geographic area.  The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not participate in loan syndications, either as originator or as a participant.  Most of the portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

We do not extend, purchase or purchase participations in subprime loans.  We do not extend or purchase so-called “negative amortization,” “option ARM’s” or “negative equity” loans.

C. SUPERVISION AND REGULATION

The following generally describes the laws and regulations to which we are subject.  Bank holding companies, banks and their affiliates are extensively regulated under both federal and state law.  To the extent that the following information summarizes statutory or regulatory law, it is qualified in its entirety by reference to the particular provisions of the various statutes and regulations.  Any change in applicable law may have a material effect on our business and prospects.

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) and is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”).  Additionally, as a “bank holding company” under New York State law, Arrow is subject to a limited amount of regulation by the New York State Banking Department.  Our two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states.  In addition, 48 of the 50 states permit banks headquartered in other states to establish branches in their states, although in some cases such branching may be achieved only by acquiring existing banks in such states.  The Gramm-Leach-Bliley Act, enacted in 1999, authorized bank holding companies to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.D., “Recent Legislative Developments.”

An important area of banking regulation is the federal banking system’s promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under the FRB’s “final” rule, issued February 28, 2005, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to capital requirements similar to the capital requirements applicable at the holding company level described above.  Our banks’ capital requirements have been promulgated by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as “well-capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2006 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends."

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company’s ability to pay dividends to our shareholders, and our subsidiary banks’ ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting subsidiary banks) and the New York Business Corporation Law (affecting the holding company).  The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

The Sarbanes-Oxley Act, signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, the Act sought to improve the quality of financial reporting of these companies by compelling them to adopt good corporate governance practices and by strengthening the independence of their auditors.  The Act places substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act requires that chief executive officers and chief financial officers certify to the SEC regarding the accuracy of Arrow's financial statements and the integrity of its internal controls.  The Act also accelerates insiders' reporting obligations for transactions in company securities, restricts certain executive officer and director transactions, imposes obligations on corporate audit committees, and provides for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, the Act places limits on consulting services that may be performed by a company's independent auditors and created a federal public company accounting oversight board (the PCAOB) to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.  In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including our exchange, the National Association of Securities Dealers, Inc. (“NASD”), promulgated a wide array of good governance standards that must be followed by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  We have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the amended NASD listing requirements, although we have always relied on a Board of Directors the majority of whose members are independent and independent Board committees to make important decisions regarding the company.

The USA Patriot Act initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the “Patriot Act”), imposes substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all financial institutions, including banks,  to establish certain anti-money laundering compliance and due diligence programs.  The provisions of the Act impose substantial additional costs on all financial institutions, including us.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which permits bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other newly-permitted financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company will remain a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Item I.C., “Supervision and Regulation,” above).  We have not as yet elected to become a “financial holding company” but continue to evaluate the opportunities provided by GLBA.  Under GLBA, as well as the Fair Credit Reporting Act Amendment of 2003, all financial institutions have become subject to more stringent customer privacy regulations.

The FDIC collects both insurance premiums on insured deposits and an assessment for the Financing Corporation (FICO) bonds.

The FICO was established by the Competitive Equality Banking Act of 1987, and is a mixed-ownership government corporation whose sole purpose was to function as a financing vehicle for the Federal Savings & Loan Insurance Corporation (FSLIC). Effective December 12, 1991, as provided by the Resolution Trust Corporation Refinancing, Restructuring and Improvement Act of 1991, FICO's ability to issue new debt was terminated. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.

FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO. The Deposit Insurance Funds Act 1996 (DIFA) authorized the FICO to assess both BIF- and SAIF-insured deposits, and require the BIF rate to equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO. Effective March 31, 2006, the BIF and SAIF were merged into the newly created Deposit Insurance Fund (DIF).  For 2006, our FICO assessment was approximately $145,000.

During 2006, 2005 and 2004, we paid no FDIC deposit insurance premiums.  In 2007 the FDIC will resume charging financial institutions a premium under the new “risk-based assessment system.”  Under this system, institutions in Risk Category I (the lowest of four risk categories) will pay a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.  We expect that both of our banks will qualify for the 5 cent per $100 assessment rate.

The Federal Deposit Insurance Reform Act of 2005 allows "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion.  Our credit amounted to $747,000.  The credit will be available to offset 2007 FDIC insurance premiums, but not to offset the FICO bond assessment, which will continue through 2019.  We expect that the one-time credit will fully offset our FDIC insurance premiums for 2007 and a portion of our 2008 premiums.

Various federal bills that would significantly affect banks are introduced in Congress and the New York State Legislature from time to time.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

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

The allowance for loan losses:  The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations.  Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition at the same time that other areas of our operations, including new loan originations and assets under administration in our trust department may also be experiencing negative pressures from the same underlying economic conditions.

Liabilities for retirement plans:  We have a variety of pension and retirement plans.  Liabilities under these plans rely on estimates of future salary increases, numbers of employees and employee retention, discount rates and long-term rates of investment return.  Changes in these assumptions due to changes in the financial markets, the economy, our own operations or applicable law and regulation may result in material changes to our liability for postretirement expense, with consequent impact on our results of operations and financial condition.

Valuation allowance for deferred tax assets:  SFAS No. 109 “Accounting for Income Taxes,” requires a reduction in the carrying amount of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  Our analysis of the need for a valuation allowance for deferred tax assets is, in part, based on an estimate of future taxable income.

Goodwill:  SFAS No. 142 “Goodwill and Other Intangible Assets,” requires that goodwill be tested for impairment at a level of reporting referred to as a reporting unit.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

Other than temporary decline in the value of debt and equity securities:  SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in current period earnings.  A significant economic downturn might result in an other-than-temporary impairment in securities held in our portfolio.

F. STATISTICAL DISCLOSURE – GUIDE 3

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

G. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the various loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  As a result of the Gramm-Leach-Bliley Act, such non-banking financial organizations now may be in a position not only to offer products comparable to those offered by us, but also to establish or acquire their own commercial banks.

H. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	58	Chairman, President and CEO since 2004. Prior to 2004, Mr. Hoy served as President and CEO. Mr. Hoy has been with the company since 1974.
John C. Van Leeuwen	63	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the company since 1985.
Gerard R. Bilodeau	60

Senior Vice President and Secretary since 1994.  Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993.  Mr. Bilodeau has been with the company since 1969.

Terry R. Goodemote	43

Senior Vice President, Treasurer and CFO since January 1, 2007.  Prior to 2007, Mr. Goodemote was Senior Vice President and head of the Accounting Division.  Mr. Goodemote has been with the company since 1992.

On December 31, 2006, John J. Murphy, long-time CFO and Executive Vice President of Arrow retired from such positions and became a part-time consultant to Arrow, serving under a three year contract.

I. AVAILABLE INFORMATION

Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.  We also make available on the internet website various other documents related to corporate operations, including our Corporate Governance Guidelines, the charters of our principal board committees, and our codes of ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees.

Item 1A. Risk Factors

Our financial results and the market price of our stock in future periods are subject to risks arising from many factors, including:

The domestic interest rate environment could negatively affect the company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two (yield curve).  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates.  Volatility in interest rates can also result in the flow of funds away from financial institutions.  See the discussion under “Changes in Net Interest Income Due to Rate,” on page 25 of this Report.

The financial services industry is highly competitive, and competitive pressures could intensify and adversely affect the company’s financial results.  We operate in a highly competitive industry that could become even more competitive as a result of legislative, regulatory and technological changes and continued entry into the banking business by non-banking companies.  Traditionally we compete with other commercial banks, savings and loan associations, mutual savings banks, finance companies, mortgage banking companies, credit unions and investment companies.  However, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks.  Many of these new competitors have fewer regulatory constraints and some have lower cost structures.

If economic conditions worsen, the company’s allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and uncollectibility.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors.  If the economy in our geographic market area, Northeastern New York State, should worsen, this may have an adverse impact on our loan portfolio.  If for any reason the quality of our portfolio should weaken, our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.  Moreover, loan portfolio difficulties often accompany difficulties in other areas of our business, including our investment portfolio and growth of our business generally, thereby compounding the negative effects on earnings.

Changes in accounting standards may materially impact the company’s financial statements.  From time to time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements.

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

The company relies on other companies to provide key components of the company’s business infrastructure.  Third party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution.  These parties are beyond our control, and any problems caused by these third parties, including their not providing us their services or performing such services poorly, could adversely affect our ability to deliver products and services to our customers and conduct our business.

Significant legal actions could subject the company to substantial uninsured liabilities.  From time to time we are subject to claims related to our operations.  These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs.  To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, but this insurance coverage may not cover all claims against us or may increase substantially in cost.  As a result, we may be exposed to significant uninsured liabilities, which could adversely affect our results of operations and financial condition.

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

The company faces continuing and growing security risks to its own information base and to information on its customers.  The computer systems and network infrastructure that we use, is always vulnerable to unforeseen problems.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  Our operations are dependent upon our ability to protect computer equipment against damage from fire, power loss or telecommunication failure.  In addition, our computer systems and network infrastructure present security risks, and could be susceptible to hacking or data theft.

The company’s stock price can be volatile.  Our stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.  Many of these factors that may adversely affect our stock price do not directly pertain to our computing or operating results, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which might have a material adverse effect on us.  In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is extended.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Our geographic market area has experienced significant real estate price appreciation in the past five years but property values in our region may level off and future declines in property values, of the sort being experienced elsewhere in the U.S. currently, are always possible.

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

We may be adversely affected by government regulation.  We are subject to extensive federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not the banks’ shareholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and thereby hurt our revenues and profitability.

Item 1.B.  Unresolved Staff Comments - None

Item 2.  Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National Bank, our principal subsidiary.  We own twenty-seven branch offices and lease six others at market rates.

In the opinion of management, the physical properties of its holding company and its subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 1, 6 and 22 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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

None in the fourth quarter of 2006.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

    Securities

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 29, 2006, we paid a 3% stock dividend on our outstanding shares of common stock.

	2006			2005
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$24.951	$27.184	$.233	$25.214	$30.163	$.217
Second Quarter	23.107	27.184	.233	22.622	28.165	.217
Third Quarter	24.272	26.864	.233	24.583	28.278	.226
Fourth Quarter	23.380	26.750	.240	23.883	28.835	.233

The payment of cash dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 5,174 holders of record of Arrow’s common stock at December 31, 2006. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2006.  These equity compensation plans were our 1993 Long Term Incentive Plan ("1993 Stock Plan"), our 1998 Long Term Incentive Plan ("1998 Stock Plan"), our Director, Officer and Employee Stock Purchase Plan ("ESPP") and our Directors' Stock Plan.  The 1993 Stock Plan and the 1998 Stock Plan were approved by Arrow's shareholders, the ESPP and the Directors' Plan were not.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	(1) 535,059	$20.61	(2) 184,141
Equity Compensation Plans Not Approved by Security Holders	0	0	(3) 574,242
Total	535,059	$20.61	758,383

(1) Represents 379,792 shares of Arrow’s common stock (“Common Stock”) issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 155,267 shares of Common Stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Represents 184,141 shares of Common Stock available at such date for future grants of awards under the 1998 Stock Plan and 0 shares of Common Stock available at such date for future grants of awards under the 1993 Stock Plan (awards of Common Stock under these plans may take the form of stock options or shares of restricted stock).

(3) Includes 8,298 shares of Common Stock available for future issuance under the Directors’ Stock Plan and 565,944 shares of Common Stock available for future issuance under the ESPP.

Description of Non-Shareholder Approved Plans.

Director, Officer and Employee Stock Purchase Plan.  The Director, Officer and Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  Under the plan, eligible participants (currently directors, officers, full-time employees and certain retirees) are permitted to acquire shares of Common Stock at a price discounted from the current market price of the stock by authorizing regular withholding from their paychecks or, in the case of directors or retirees, regular withdrawals from their bank deposit accounts.  Participants may also purchase shares on an ad hoc basis through optional cash contributions.  The discount on shares acquired through regular withholdings or withdrawals is 5%.  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at 100% of market price.  The total number of shares originally authorized for purchase under the Plan, as adjusted, was 752,957 shares.  There are maximum and minimum levels for participant contributions, which the Board of Directors may change from time to time.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999.  It provides for the automatic issuance of shares of Common Stock to directors of Arrow and our banks.  The shares constitute part of their compensation for service as directors.  Each year, the dollar value of shares to be granted to each eligible director is fixed in advance by vote of the full Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2006, is 31,783 shares.

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Bank Index and the SNL NASDAQ Bank Index.  The historical information set forth below may not be indicative of future results.  The first graph presents the five year period from December 31, 2001 to December 31, 2006 and the second graph presents the ten year period from December 31, 1996 to December 31, 2006.

Total Return Performance
Arrow Financial Corporation
Russell 2000
NASDAQ Bank Index
SNL NASDAQ Bank Index
Index Value
200
180
160
140
120
100
80
60
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06

Source: SNL Financial LC, Charlottesville, VA © 2007

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Arrow Financial Corporation	100.00	114.31	133.16	157.78	141.72	143.50
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NASDAQ Bank Index	100.00	106.95	142.29	161.73	158.61	180.53
SNL NASDAQ Bank Index	100.00	102.85	132.76	152.16	147.52	165.62

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Arrow Financial Corporation	100.00	154.26	135.70	131.24	137.42	225.17	257.39	299.85	355.28	319.13	323.13
Russell 2000	100.00	122.36	119.25	144.60	140.23	143.71	114.28	168.28	199.12	208.19	246.43
NASDAQ Bank Index	100.00	166.64	149.55	140.82	165.81	186.61	199.57	265.52	301.80	295.97	336.88
SNL NASDAQ Bank Index	100.00	172.74	178.27	171.27	197.73	215.22	221.36	285.73	327.48	317.50	356.45

Source: SNL Financial LC, Charlottesville, VA © 2007

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency engaged in the sale of group health and life insurance products, Arrow issued 64,689 shares of its common stock to the former sole shareholder of CFG, John Weber, in exchange for Mr. Weber’s CFG shares.  The acquisition agreement contained a post-closing purchase price adjustment provision, under which Arrow would also pay to Mr. Weber, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow issued 3,324 shares to Mr. Weber in 2005 and 1,466 shares to Mr. Weber in 2006.  All shares issued to Mr. Weber at the original closing and in post-closing adjustments were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because Mr. Weber was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2006 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	28,265	$25.48	---	2,782,001
November	16,316	25.35	10,000	2,534,551
December	17,864	24.70	---	2,534.551
Total	62,445	25.22	10,000

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2006 - DRIP purchases (932 shares), stock options (27,333 shares); November 2006 – DRIP purchases (937 shares), stock options (15,379 shares); December 2006 – DRIP purchases (17,864 shares).  DRIP purchases do not reflect so-called “netting” transactions, that is, transfers during the month effected by the DRIP administrator from one DRIP participant’s account to one or more DRIP participants’ accounts incident to the sale of shares by the former and the acquisition of shares by the later.

2Includes only those shares acquired by Arrow pursuant to publicly-announced stock repurchase programs.  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock plan.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2006 under which the Board authorized a twelve-month maximum cumulative purchase of $5,000,000 in stock.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2006	2005	2004	2003	2002
Interest and Dividend Income	$80,611	$72,127	$68,443	$70,731	$75,145
Interest Expense	34,743	24,114	19,206	21,610	25,106
Net Interest Income	45,868	48,013	49,237	49,121	50,039
Provision for Loan Losses	826	1,030	1,020	1,460	2,288
Net Interest Income After Provision for Loan Losses	45,042	46,983	48,217	47,661	47,751
Other Income	15,883	14,584	12,830	11,592	11,213
Net (Losses) Gains on Securities Transactions	(102)	364	362	755	100
Other Expense	36,807	35,189	32,972	32,485	31,397
Income Before Provision for Income Taxes	24,016	26,742	28,437	27,523	27,667
Provision for Income Taxes	7,124	8,103	8,959	8,606	8,773
Net Income	$16,892	$18,639	$19,478	$18,917	$18,894

Earnings Per Common Share: [1]
Basic	$ 1.59	$ 1.74	$ 1.81	$ 1.76	$ 1.73
Diluted	1.57	1.71	1.77	1.72	1.70

Per Common Share: [1]
Cash Dividends	$ .94	$ .89	$ .84	$ .77	$ .69
Book Value	11.16	11.00	10.91	9.91	9.36
Tangible Book Value [2]	9.56	9.37	9.83	9.02	8.46

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,520,217	$1,519,603	$1,377,949	$1,373,920	$1,271,421
Securities Available-for-Sale	315,886	326,363	325,248	349,831	326,661
Securities Held-to-Maturity	108,498	118,123	108,117	105,776	74,505
Loans	1,008,999	996,545	875,311	855,178	811,292
Nonperforming Assets	3,169	2,372	2,245	2,687	2,756
Deposits	1,186,397	1,165,763	1,032,280	1,046,616	958,007
Federal Home Loan Bank Advances	125,000	157,000	150,000	150,000	145,000
Other Borrowed Funds	68,324	63,054	63,976	55,936	53,498
Shareholders’ Equity	118,130	117,421	118,034	105,865	101,402

Selected Key Ratios:
Return on Average Assets	1.11%	1.28%	1.40%	1.42%	1.55%
Return on Average Equity	14.38	15.94	17.54	18.34	19.49
Dividend Payout	59.87	52.27	47.25	44.63	40.57

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September 2006 3% stock dividend.

2Tangible book value excludes intangible assets from total equity.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents selected quarterly information for the fourth quarter of 2006 and the preceding four quarters:

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock dividends, including the most recent September 2006 3% stock dividend.

	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Net Income	$4,295	$4,261	$4,277	$4,059	$4,690

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	10	---	(71)	---	14
Net Gains on Sales of Loans	7	5	7	26	8
Net Gains on the Sale of Other Real Estate Owned	---	---	---	---	17
Net Gains on the Sale of Premises	---	---	136	---	---

Period End Shares Outstanding	10,587	10,562	10,558	10,655	10,677
Basic Average Shares Outstanding	10,578	10,561	10,607	10,669	10,672
Diluted Average Shares Outstanding	10,700	10,710	10,749	10,824	10,834
Basic Earnings Per Share	$.41	$.40	$.40	$.38	$.44
Diluted Earnings Per Share	.40	.40	.40	.38	.43
Cash Dividends Per Share	.24	.23	.23	.23	.23
Stock Dividends/Splits	---	3%	---	---	---

Average Assets	$1,530,566	$1,515,722	$1,523,164	$1,519,810	$1,516,029
Average Equity	120,097	116,683	115,626	117,439	116,007
Return on Average Assets	1.11%	1.12%	1.13%	1.08%	1.23%
Return on Average Equity	14.19	14.49	14.84	14.02	16.04

Average Earning Assets	$1,458,211	$1,444,772	$1,454,397	$1,449,220	$1,443,474
Average Paying Liabilities	1,203,444	1,190,138	1,207,062	1,205,953	1,200,078
Interest Income, Tax-Equivalent [1]	21,388	20,986	20,651	19,974	19,844
Interest Expense	9,488	8,893	8,512	7,850	7,272
Net Interest Income, Tax-Equivalent [1]	11,900	12,093	12,139	12,124	12,572
Tax-Equivalent Adjustment	557	546	643	642	654
Net Interest Margin [1]	3.24%	3.32%	3.35%	3.39%	3.46%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,120	$ 9,202	$ 9,331	$ 9,154	$ 8,528
Less: Intangible Asset Amortization	(107)	(106)	(106)	(117)	(127)
Net Noninterest Expense	$ 9,013	$ 9,096	$ 9,225	$ 9,037	$ 8,401
Net Interest Income, Tax-Equivalent [1]	$11,900	$12,093	$12,139	$12,124	$12,572
Noninterest Income	3,973	4,030	4,052	3,726	3,690
Less: Net Securities (Gains) Losses	(16)	---	118	---	(24)
Net Gross Income	$15,857	$16,123	$16,309	$15,850	$16,238
Efficiency Ratio [1]	56.84%	56.42%	56.56%	57.02%	51.74%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.63%	8.51%	8.32%	8.46%	8.33%
Total Shareholders’ Equity (i.e. Book Value)	$118,130	$119,373	$114,746	$116,583	$117,421
Book Value per Share	11.16	11.30	10.87	10.94	11.00
Intangible Assets	16,925	17,044	17,164	17,231	17,337
Tangible Book Value per Share	9.56	9.69	9.24	9.32	9.37

Selected Quarterly Information, Continued:

	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.10%	.07%	.04%	.11%	.15%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.11	.07	.04	.11	.16
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.22	1.24	1.23	1.23	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	442.12	928.41	931.30	988.94	544.55
Nonperforming Loans as a Percentage of Loans, Period-end	.28	.13	.13	.12	.23
Nonperforming Assets as a Percentage of Total Assets, Period-end	.21	.11	.09	.09	.16

1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock dividends, including the most recent September 2006 3% stock dividend.

	Dec 2006	Dec 2005	Dec 2004
Net Income	$16,892	$18,639	$19,478

Transactions Recorded in Net Income (Net of Tax):
Net Securities (Losses) Gains	$ (61)	$ 219	$ 218
Net Gains on Sales of Loans	44	73	202
Recovery Related to Former Vermont Operations	---	---	47
Gain on the Sale of Premises	136	---	---
Net Gains on the Sale of Other Real Estate Owned	---	35	---

Period End Shares Outstanding	10,587	10,677	10,817
Basic Average Shares Outstanding	10,604	10,732	10,738
Diluted Average Shares Outstanding	10,745	10,914	10,995
Basic Earnings Per Share	$1.59	$1.74	$1.81
Diluted Earnings Per Share	1.57	1.71	1.77
Cash Dividends Per Share	.94	.89	.84

Average Assets	$1,522,327	$1,458,716	$1,387,925
Average Equity	117,466	116,956	111,060
Return on Average Assets	1.11%	1.28%	1.40%
Return on Average Equity	14.38	15.94	17.54

Average Earning Assets	$1,451,655	$1,386,485	$1,319,087
Average Paying Liabilities	1,201,612	1,149,426	1,096,911
Interest Income, Tax-Equivalent [1]	82,999	74,624	70,997
Interest Expense	34,743	24,114	19,206
Net Interest Income, Tax-Equivalent [1]	48,256	50,510	51,791
Tax-Equivalent Adjustment	2,388	2,497	2,554
Net Interest Margin [1]	3.32%	3.64%	3.93%

Selected Twelve-Month Information, Continued:

	Dec 2006	Dec 2005	Dec 2004
Efficiency Ratio Calculation [1]
Noninterest Expense	$36,807	$35,189	$32,972
Less: Intangible Asset Amortization	(436)	(385)	(41)
Net Noninterest Expense	$36,371	$34,804	$32,931
Net Interest Income, Tax-Equivalent [1]	$48,256	$50,510	$51,791
Noninterest Income	15,781	14,948	13,192
Less: Net Securities Losses (Gains)	102	(364)	(362)
Net Gross Income	$64,139	$65,094	$64,621
Efficiency Ratio [1]	56.71%	53.47%	50.96%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.63%	8.33%	9.23%
Total Shareholders’ Equity (i.e. Book Value)	$118,130	$117,421	$118,034
Book Value per Share	11.16	11.00	10.91
Intangible Assets	16,925	17,337	11,736
Tangible Book Value per Share	9.56	9.37	9.83

Net Loans Charged-off as a Percentage of Average Loans	.08%	.09%	.09%
Provision for Loan Losses as a Percentage of Average Loans	.08	.11	.12
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.22	1.23	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	442.12	544.55	571.18
Nonperforming Loans as a Percentage of Loans, Period-end	.28	.23	.24
Nonperforming Assets as a Percentage of Total Assets, Period-end	.21	.16	.16

1 See “Use of Non-GAAP Financial Measures” on page 4.

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2006 and our financial condition as of December 31, 2006 and 2005.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior year’s financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW

Summary of 2006 Financial Results

We reported net income of $16.9 million for 2006, a decrease of $1.7 million, or 9.4%, compared to 2005.  Diluted earnings per share of $1.57 represented a decrease of $.14, or 8.2%, from 2005.  During 2006, as in 2005, the challenge of maintaining high quality earning assets in the face of falling net interest margins placed great pressure on our earnings.  For the third consecutive year, our net interest margin decreased, reflecting the industry-wide trend.   The decrease could only be offset by expanding our current operations and/or by entering into new lines of business.  We did achieve a measured degree of growth.  Although total assets at December 31, 2006 were essentially unchanged from the prior year, average earning assets increased $65.2 million, or 4.7%, from 2005.  This was partly the result of our acquisition transactions we completed in 2005.  In April 2005, we completed a branch transaction, which added three branches and approximately $62 million in deposits to our pre-existing franchise.  See the more detailed discussion of this acquisition on page 5 of this Report.

At December 31, 2006, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $9.56, an increase of $.19, or 2.0%, from year-end 2005.  Our total shareholders’ equity at year-end 2006 was only slightly above the year-end 2005 level, despite $16.9 million of net income for the year, due primarily to: i) cash dividends ($9.9 million), ii) repurchases of our own common stock ($5.1 million) and iii) the impact of adopting SFAS No. 158 which increased our recorded liability for post-retirement benefits and decreased shareholders’ equity by $3.6 million, net of tax.  As of the last trading day of 2006, the average of our bid and asked stock price was $24.70, resulting in a trading multiple of 2.58 to tangible book value.

The Board of Directors increased the quarterly cash dividend to $.24 per share for the fourth quarter of 2006.  For the year, total cash dividends (as adjusted for stock dividends) were $.94 for 2006 compared to $.89 for 2005, an increase of $.05, or 5.6%.

Nonperforming loans amounted to $2.7 million at December 31, 2006, an increase of $529 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .28% at December 31, 2006, an increase from .23% one year earlier.   Loans charged-off (net of recoveries) against the allowance for loan losses were $789 thousand for 2006, as compared to $835 thousand for the prior year.   At year-end 2006, the allowance for loan losses, at $12.3 million, represented a ratio to total loans of 1.22%, down only one basis point from 1.23% at the prior year-end.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2006 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures“ on page 4 of the Report we calculate net interest income on a tax-equivalent basis.

COMPARISON OF NET INTEREST INCOME

(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2005 to 2006		2004 to 2005
	2006	2005	2004	Amount	%	Amount	%
Interest and Dividend Income	$82,999	$74,624	$70,997	$ 8,375	11.2%	$ 3,627	5.1%
Interest Expense	34,743	24,114	19,206	10,629	44.1	4,908	25.6
Net Interest Income	$48,256	$50,510	$51,791	$(2,254)	(4.5)	$(1,281)	(2.5)

On a tax-equivalent basis, net interest income was $48.3 million in 2006, a decrease of $2.3 million, or 4.5%, from $50.5 million in 2005.  This compared to a decrease of $1.3 million, or 2.5%, between 2004 and 2005.  Factors contributing to the decrease in net interest income over the three-year period are discussed in the following portions of this Section B.I.

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

CHANGE IN NET INTEREST INCOME

(In Thousands) (Tax-equivalent Basis)

	2006 Compared to 2005			2005 Compared to 2004
	Change in Net Interest Income			Change in Net Interest Income
	Due to:			Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ 269	$ 89	$ 358	$ (149)	$ 107	$ (42)
Securities Available-for-Sale:
Taxable	179	701	880	(199)	26	(173)
Non-Taxable	441	(25)	416	(65)	38	(27)
Securities Held-to-Maturity:
Taxable	(2)	1	(1)	2	(1)	1
Non-Taxable	(464)	285	(179)	322	(156)	166
Loans	3,247	3,654	6,901	4,393	(691)	3,702
Total Interest and Dividend Income	3,670	4,705	8,375	4,304	(677)	3,627

Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	(302)	1,680	1,378	(393)	401	8
Regular and Money Market Savings	(115)	1,156	1,041	40	549	589
Time Deposits of $100,000 or More	1,260	1,961	3,221	1,596	838	2,434
Other Time Deposits	1,673	2,183	3,856	615	803	1,418
Total Deposits	2,516	6,980	9,496	1,858	2,591	4,449

Short-Term Borrowings	(55)	459	404	17	352	369
Long-Term Debt	331	398	729	(39)	129	90
Total Interest Expense	2,792	7,837	10,629	1,836	3,072	4,908
Net Interest Income	$ 878	$(3,132)	$(2,254)	$2,468	$(3,749)	$(1,281)

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2006, 2005 and 2004 (i) average balances of assets, liabilities and shareholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under “Use of Non-GAAP Financial Measures“ on page 4 of the Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Years Ended:	2006			2005			2004
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income or	Earned	Average	Income or	Earned	Average	Income or	Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 8,875	$ 454	5.12%	$ 3,060	$ 96	3.14%	$ 11,068	$ 138	1.25%
Securities Available-for- Sale:
Taxable	323,162	14,161	4.38	318,896	13,281	4.16	323,684	13,454	4.16
Non-Taxable	18,627	898	4.82	9,508	482	5.07	10,837	509	4.70
Securities Held-to-Maturity:
Taxable	356	17	4.78	395	18	4.56	357	17	4.76
Non-Taxable	104,024	5,910	5.68	112,340	6,089	5.42	106,451	5,923	5.56
Loans	996,611	61,559	6.18	942,286	54,658	5.80	866,690	50,956	5.88
Total Earning Assets	1,451,655	82,999	5.72	1,386,485	74,624	5.38	1,319,087	70,997	5.38
Allowance for Loan Losses	(12,263)			(12,136)			(11,961)
Cash and Due From Banks	33,853			36,312			35,940
Other Assets	49,082			48,055			44,859
Total Assets	$1,522,327			$1,458,716			$1,387,925
Deposits:
Interest-Bearing NOW	$ 290,860	5,094	1.75	$ 314,836	3,716	1.18	$ 350,047	3,708	1.06
Regular and Money Market Savings	283,253	3,595	1.27	296,159	2,554	0.86	290,352	1,965	0.68
Time Deposits of $100,000 Or More	161,729	7,158	4.43	126,919	3,937	3.10	69,431	1,503	2.16
Other Time Deposits	248,706	9,575	3.85	198,130	5,719	2.89	174,887	4,301	2.46
Total Interest- Bearing Deposits	984,548	25,422	2.58	936,044	15,926	1.70	884,717	11,477	1.30
Short-Term Borrowings	46,044	1,150	2.50	49,493	746	1.51	47,433	378	0.79
FHLB Advances and Long-Term Debt	171,020	8,171	4.78	163,889	7,442	4.54	164,761	7,351	4.46
Total Interest- Bearing Funds	1,201,612	34,743	2.89	1,149,426	24,114	2.10	1,096,911	19,206	1.75
Demand Deposits	182,706			174,762			163,029
Other Liabilities	20,543			17,572			16,925
Total Liabilities	1,404,861			1,341,760			1,276,865
Shareholders’ Equity	117,466			116,956			111,060
Total Liabilities and Shareholders’ Equity	$1,522,327			$1,458,716			$1,387,925
Net Interest Income (Tax-equivalent Basis)		48,256			50,510			51,791
Reversal of Tax Equivalent Adjustment		(2,388)			(2,497)			(2,554)
Net Interest Income		$45,868			$48,013			$49,237
Net Interest Spread			2.83%			3.28%			3.63%
Net Interest Margin			3.32%			3.64%			3.93%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2006	2005	2004
Yield on Earning Assets	5.72%	5.38%	5.38%
Cost of Interest-Bearing Liabilities	2.89	2.10	1.75
Net Interest Spread	2.83%	3.28%	3.63%
Net Interest Margin	3.32%	3.64%	3.93%

We experienced a decrease in net interest income of $2.3 million from 2005 to 2006.  Although we experienced an increase in average net earning assets (i.e., changes in volume), which had a $838 thousand positive impact on net interest income, this was more than offset by the negative effect of a decrease in our net interest spread and net interest margin (i.e. changes in rates), which had a negative impact of $3.1 million on net interest income.  From 2004 to 2005, we experienced a similar, although smaller, decrease in net interest income of $1.3 million, as the positive impact of an increase in average net earning assets (changes in volume) of $2.4 million was more than offset by a $3.7 million negative impact of a decrease in our net interest spread and net interest margin (change in rate).  Our net interest spread and margin decreased by 45 and 32 basis points, respectively, between 2005 and 2006, compared to decreases of 35 and 29 basis points between 2004 and 2005.

Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, the ratio of our rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes and changes in the level of nonperforming loans.

Key Interest Rate Changes 2000 – 2006

	Federal
Date	Funds Rate	Prime Rate
June 29, 2006	5.25%	8.25%
May 10, 2006	5.00	8.00
March 28, 2006	4.75	7.75
January 31, 2006	4.50	7.50
December 13, 2005	4.25	7.25
November 1, 2005	4.00	7.00
September 20, 2005	3.75	6.75
August 9, 2005	3.50	6.50
June 30, 2005	3.25	6.25
May 3, 2005	3.00	6.00
March 22, 2005	2.75	5.75	Rising Rates
February 2, 2005	2.50	5.50
December 14, 2004	2.25	5.25
November 10, 2004	2.00	5.00
September 21, 2004	1.75	4.75
August 10, 2004	1.50	4.50
June 30, 2004	1.25	4.25
June 25, 2003	1.00	4.00
November 6, 2002	1.25	4.25
December 11, 2001	1.75	4.75
November 6, 2001	2.00	5.00
October 2, 2001	2.50	5.50
September 17, 2001	3.00	6.00
August 21, 2001	3.50	6.50
June 27, 2001	3.75	6.75	Falling Rates
May 15, 2001	4.00	7.00
April 18, 2001	4.50	7.50
March 20, 2001	5.00	8.00
January 31, 2001	5.50	8.50
January 3, 2001	6.00	9.00
May 16, 2000	6.50	9.50

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present.

The most important recent development with regard to the effect of rate changes in our profitability is the so-called “flattening” of the yield curve.  Since the Federal Reserve Board began increasing short-term interest rates in June 2004, the yield curve has flattened; that is, as short-term rates have risen, longer-term rates have stayed unchanged or decreased; with the results that the traditional spread between short-term rates and long-term rates (the upward yield curve) has almost entirely disappeared, i.e., the curve has flattened.  At times during 2006, the yield curve was even slightly inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve has been the most significant factor in reducing our net interest income in each of the past two years.

Before 2004, the most significant relationship between changes in prevailing market interest rates and our profitability was the traditional time lag between the repricing of our rate-bearing deposit liabilities which tended to reprice quickly, and the repricing of our yielding assets, which tended to reprice more slowly.  From 2001 to 2003, the Federal Reserve Board decreased short-term interest rates by an aggregate amount of 500 basis points, or 5.0 percent, in an irregular series of rate decreases calculated to spur consumer and business borrowing and economic activity.  The short-term rate decreases ultimately triggered comparable long-term rate decreases.  As a result of this multi-year decrease in prevailing rates, we like other financial institutions, experienced a decrease in the cost of our deposit products in the 2001-2004 periods.  We also experienced a decrease in the average yield in our loan portfolio during these years, although the decrease in our loan yield generally trailed, or lagged behind, our decreases in cost of deposits by three to six months resulting in higher margins and higher net interest income during the earlier portions of this declining rate period.

During 2003 and 2004, the decrease in our deposit rates began to diminish, because rates on several of our deposit products, such as savings and NOW accounts, were already priced at such low levels that further significant decreases in the rates for such products was not practical or sustainable.  Yields on our loan portfolio, however, continued to fall significantly in 2003 and 2004, marking the beginning of a period of pressure on our net interest margin.  Thus the decreasing rate environment had a positive impact on net interest income during 2001 and 2002 as a result of the repricing time lag, which began to fade and then disappeared entirely in 2003 and 2004.

Our net interest margin for the full year 2003 was 4.05%, a decrease of 44 basis points, or 10.0%, from the prior year.  During 2003 the yields on earning assets fell 91 basis points, while the cost of paying liabilities fell only 57 basis points.

As the above table indicates, the Federal Reserve reversed direction in 2004 and began to increase prevailing rates with numerous successive 25 basis point increases through June 2006, totaling 425 basis points.  This change in direction did not immediately impact either our cost of paying liabilities or our yield on earning assets.

By the end of 2004, however, the increases in the target federal funds rate started to have an impact on our cost of deposits which began to rise, while our yields on assets, as expected, remained nearly flat.  Our net interest margin for the fourth quarter of 2004 was 3.91%, a decrease of 5 basis points from the third quarter.

The net interest margin for the full year of 2004 was 3.93%, a decrease of 12 basis points, or 3.0%, from the prior year.  During 2004 the yields on earning assets actually fell 38 basis points, while the cost of paying liabilities fell only 27 basis points.

Through 2005, as the Federal Reserve continued to make regular 25 basis point increases to prevailing rates, we continued to experience a slight decline in the yield on our asset portfolio and then, finally, a slight upturn in the yield.  However, the yield on earning assets for all of 2005 was the same as the yield in 2004 at 5.38%.  Meanwhile, the cost of our paying liabilities continued to increase, over the full year.  The cost of all paying liabilities for 2005 was 2.10%, an increase of 35 basis points, or 20.0%, over the prior year.  Consequently, net interest margin fell from 3.93% in 2004 to 3.64% for 2005, a decrease of 29 basis points, or 7.4%.

The same story played out in 2006—a steady rise in our cost of paying liabilities and a lesser rise in our yield on earning assets.  The Federal Reserve did not change rates after June 2006, but maturing and new time deposits continued to reprice upward more quickly than did our maturing and new loan and investment instruments.  Net interest margin for 2006 was 3.32%, a decrease of 32 basis points, or 8.8%, below net interest margin for 2005.  If the Federal Reserve continues neither to increase nor decrease prevailing rates, we expect that our net interest margin will stabilize or start to increase.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2005 to 2006		2004 to 2005
	2006	2005	2004	Amount	%	Amount	%
Earning Assets	$1,451,655	$1,386,485	$1,319,087	$65,170	4.7%	$67,398	5.1%
Interest-Bearing Liabilities	1,201,612	1,149,426	1,096,911	52,186	4.5	52,515	4.8
Demand Deposits	182,706	174,762	163,029	7,944	4.5	11,733	7.2
Total Assets	1,522,327	1,458,716	1,387,925	63,611	4.4	70,791	5.1
Earning Assets to Total Assets	95.36%	95.05%	95.04%

2005 to 2006:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2006, average earning assets increased $65.2 million over 2005, while average paying liabilities only increased $52.2 million.  This combination led to a $838 thousand increase in net interest income.  (However, this positive effect was more than offset by the $3.1 million negative effect on net interest income resulting from the changes in rates during the year, especially the squeeze in the margin, discussed above.)

The $65.2 million increase in average earning assets from 2005 to 2006 reflected an increase in average loans of $54.3 million, or 5.8%, an increase of $5.0 million, or 1.1%, in investment securities and an increase of $5.8 million in the average balance of federal funds.  We experienced increases in all major categories within the loan portfolio during 2006, although the average balance of indirect loans (which represented the second largest segment of the loan portfolio) was essentially flat.  Indirect loans are primarily auto loans financed through local dealerships where we acquire the dealer paper.  Increases in the average balances of other loan categories included: i) commercial and commercial real estate loans ($33.2 million, or 13.0%), ii) residential real estate loans ($13.8 million, or 4.6%) and iii) other consumer loans ($7.1 million, or 14.5%).  Although average loans increased by 5.8% in 2006, this was a lower rate of increase than the 8.7% rate experienced in 2005.  The only category of loans that grew faster in 2006 than in 2005 was commercial loans, which grew at an 11.6% rate in 2005 versus 14.5% in 2006.

The $52.2 million increase in average paying liabilities resulted from an $85.3 million increase in time deposits, offset, in part, by a $36.9 million decrease in non-maturity deposit balances.  The average balance of other borrowed funds was virtually unchanged.  The change in the mix of deposit categories from non-maturity to time deposits is typical during a period of rising rates.  The $62 million of deposits acquired in the April 2005 branch acquisition accounted for a portion of the increase in average deposit balances between 2005 and 2006, since these deposits were not included in the average balances for the first three months of 2005.

The fact that average earning assets grew at a faster pace than average paying liabilities was primarily due to a $7.9 million, or 4.6%, increase in the average balance of non-interest bearing demand deposits.

2004 to 2005:

For 2005, average earning assets increased $67.4 million over 2004, while average paying liabilities only increased $52.5 million.  This combination led to a $2.5 million increase in net interest income (which was more than offset by the $3.7 million decrease in net interest income attributable to the changes in rates during the year, and resulting margin pressures, discussed above.)

The $67.4 million increase in average earning assets from 2004 to 2005 reflected an increase in average loans of $75.6 million, or 8.7%, offset, in part, by an $8.0 million decrease in the average balance of federal funds sold and virtually no change in the average balance of investment securities.  We experienced increases in all major categories within the loan portfolio during 2005.  The average balance of indirect loans increased by $32.6 million, or 10.6%.  Increases in the average balances of other loan categories included: i) commercial and commercial real estate loans ($21.8 million, or 9.9%), ii) residential real estate loans ($16.2 million, or 5.6%) and iii) other consumer loans ($4.8 million, or 11.6%).

The $52.5 million increase in average paying liabilities resulted from an $80.8 million increase in time deposits, offset, in part, by a $29.4 million decrease in non-maturity deposit balances.  The average balance of other borrowed funds was virtually unchanged.  The change in the mix of deposit categories from non-maturity to time deposits is typical during a period of rising rates.  The $62 million of deposits acquired in the April 2005 branch acquisition accounted for most of the increase in average deposit balances, although we intentionally allowed some of our higher rate deposits to run off at the time of the of the acquisition to be replaced by lower rate acquired deposits.

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

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  In addition to the following discussion, see Notes 1 and 5 to the consolidated financial statements, included in Item 8 of this Report.

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

At December 31, 2006 we had one loan considered impaired and evaluated under SFAS No. 114.  That loan had sufficient collateral and required no specific reserve.  See Note 5 to the consolidated financial statements, included in Item 8 of this Report.

Homogenous Loan Pools:  Under our SFAS No. 5 analysis, we group loans as follows, each with its own loss-rate:

i)

Other commercial and commercial real estate loans,

ii)

One to four family residential real estate loans,

iii)

Home equity loans,

iv)

Indirect loans – low risk tiers,

v)

Indirect loans – high risk tiers, and

vi)

Other consumer loans.

Within the group of other commercial and commercial real estate loans, we sub-group loans based on our internal system of risk-rating, which is applied to all commercial and commercial real estate loans.  We establish loss rates for each of these pools.  Furthermore, larger balance loans within the higher risk-ratings are pulled out of their homogenous pools and are evaluated individually.

Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of December 31, 2006.

Quantitative Analysis:  Quantitatively, we determined the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had one loss on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year to year and; this is the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at historical lows for our company.  Annualized net charge-offs have ranged from .08% to .11% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid to late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.  The ratio for bank holding companies in our peer group was .13% at December 31, 2006, the most recent reporting period.  The peer group ratio was also at an historical low, ranging from .13% to .30% in the past five years.

Qualitative Analysis:  While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, we also considered and adjusted historical loss factors for qualitative and environmental factors that are likely to cause credit losses associated with our existing portfolio.  These included:

•

Changes in the volume and severity of past due, nonaccrual and adversely classified loans

•

Changes in the nature and volume of the portfolio and in the terms of loans

•

Changes in the value of the underlying collateral for collateral dependent loans

•

Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•

Changes in the quality of the institution’s loan review system

•

Changes in the experience, ability, and depth of lending management and other relevant staff

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio

For each homogeneous loan pool, we assigned a basis point loss factor for each of the qualitative categories, above, and for historical credit losses.  During 2006, we did not change either the way we assign loans to pools or our risk-rating methodology.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.

From June 2004 to June 2006, the Federal Reserve Board increased prevailing short-term rates in an effort to slow down national economic growth and check potential increases in the inflation rate.  In our market area, however, there was very little impact from these rate changes on unemployment rates, job growth and business failures.  Although short-term rates rose dramatically, long-term rates held steady or even fell.  Except for indirect automobile loans, interest rates for most of our borrowers are based on intermediate and long-term rates, especially for residential real estate loans and for commercial loans.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2006	2005	2004	2003	2002
Loans at End of Period	$1,008,999	$ 996,545	$ 875,311	$ 855,178	$ 811,292
Average Loans	996,611	942,286	866,690	848,664	775,296
Total Assets at End of Period	1,520,217	1,519,603	1,377,949	1,373,920	1,271,421

Nonperforming Assets:
Nonaccrual Loans:
Commercial Real Estate	$ 708	$ 597	$ 512	$ 56	$ 69
Commercial Loans	56	26	7	180	375
Residential Real Estate Loans	452	59	603	312	516
Consumer Loans	822	1,193	981	1,274	1,511
Total Nonaccrual Loans	2,038	1,875	2,103	1,822	2,471

Loans Past Due 90 or More Days and
Still Accruing Interest	739	373	6	685	91
Total Nonperforming Loans	2,777	2,248	2,109	2,507	2,562
Repossessed Assets	144	124	136	180	143
Other Real Estate Owned	248	---	---	---	51
Total Nonperforming Assets	$3,169	$2,372	$2,245	$2,687	$2,756

Allowance for Loan Losses:
Balance at Beginning of Period	$ 12,241	$ 12,046	$ 11,842	$ 11,193	$ 9,720
Loans Charged-off:
Commercial, Financial
and Agricultural	(32)	(134)	(22)	(10)	(24)
Real Estate - Commercial	---	---	---	(82)	---
Real Estate - Residential	---	(30)	---	(24)	(37)
Installment Loans to Individuals	(1,105)	(964)	(1,040)	(1,037)	(1,060)
Total Loans Charged-off	(1,137)	(1,128)	(1,062)	(1,153)	(1,121)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	27	18	6	8	33
Real Estate - Commercial	17	17	17	22	17
Real Estate - Residential	2	2	3	5	3
Installment Loans to Individuals	302	256	220	307	253
Total Recoveries of Loans Previously Charged-off	348	293	246	342	306
Net Loans Charged-off	(789)	(835)	(816)	(811)	(815)
Provision for Loan Losses
Charged to Expense	826	1,030	1,020	1,460	2,288

Balance at End of Period	$12,278	$12,241	$12,046	$11,842	$11,193

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.08%	.09%	.09%	.10%	.11%
Provision for Loan Losses as a Percentage of Average Loans	.08	.11	.12	.17	.30
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.22	1.23	1.38	1.38	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans	442.12	544.55	571.18	472.37	436.89
Nonperforming Loans as a Percentage of Loans, Period-end	.28	.23	.24	.29	.32
Nonperforming Assets as a Percentage of Total Assets, Period-end	.21	.16	.16	.20	.22

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2006	2005	2004	2003	2002
Commercial, Financial and Agricultural	$ 1,691	$ 1,574	$ 1,430	$ 2,554	$ 3,662
Real Estate-Commercial	3,348	3,160	2,632	1,381	916
Real Estate-Residential Mortgage	1,714	1,569	1,411	1,576	1,458
Indirect and Other Installment Loans to Individuals	4,517	5,294	4,392	4,293	4,253
Unallocated	1,008	644	2,181	2,038	904
Total	$12,278	$12,241	$12,046	$11,842	$11,193

III. OTHER INCOME

The majority of our other (i.e., noninterest) income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of other income.

ANALYSIS OF OTHER INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2005 to 2006		2004 to 2005
	2006	2005	2004	Amount	%	Amount	%
Income from Fiduciary Activities	$ 5,082	$ 4,676	$ 4,226	$406	8.7%	$ 450	10.6%
Fees for Other Services to Customers	7,954	7,372	7,251	582	7.9	121	1.7
Net (Losses) Gains on Securities Transactions	(102)	364	362	(466)	(128.0)	2	0.6
Insurance Commissions	1,768	1,682	261	86	5.1	1,421	544.4
Other Operating Income	1,079	854	1,092	225	26.3	(238)	(21.8)
Total Other Income	$15,781	$14,948	$13,192	$833	5.6%	$1,756	13.3

2006 compared to 2005: Total other income increased $833 thousand, or 5.6%, from 2005 to 2006.

For 2006, income from fiduciary activities increased $406 thousand, or 8.7%, from 2005.  Most of the increase reflected a similar increase in assets under administration and management.  At year-end 2006, the market value of assets under trust administration and investment management amounted to $906.5 million, an increase of $92.8 million, or 11.4%, from year-end 2005.

Income from fiduciary activities includes income from funds under investment management in the North Country Funds, which include the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”).  On a combined basis, these funds had a market value of $176.1 million and $153.0 million at December 31, 2006 and 2005, respectively.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  These funds are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that maintains representatives in many of our bank branches.  Included as an investor in the funds is our pension plan, which owned shares in the funds with a market value of approximately $17.0 million at December 31, 2006 and $16.8 million at 2005.

Fees for other services to customers include deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $8.0 million in 2006, an increase of $582 thousand, or 7.9%, from 2005.  The increase was primarily attributable to an increase in deposit account service charges as a result of an increase in our fee structure.  We also experienced increases in referral fees from the sales of mutual funds and on our merchant bankcard activities.

In 2006 total other income included net securities losses of $102 thousand on the sale of $44.1 million of securities available-for-sale.  The primary purpose of the sales was to extend and restructure the maturities of certain investments with shorter remaining lives.  The following table presents sales and purchases within the available-for-sale portfolio during 2006.

2006 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2006
Sales:
Collateralized Mortgage Obligations	$ ---	$ ---	$ ---	$ 9,753	$ 9,753
Other Mortgage-Backed Securities	---	---	---	794	794
U.S. Agency Securities	---	10,000	---	4,999	14,999
State and Municipal Obligations	---	---	---	---	---
Other	5,808	4,806	4,806	3,124	18,544
Total Sales	$5,808	$14,806	$4,806	$18,670	$44,090
Net (Losses) Gains	$---	$(118)	$---	$16	$(102)

Purchases:
Collateralized Mortgage Obligations	$ ---	$ 19,746	$ ---	$ ---	$19,746
Other Mortgage-Backed Securities	---	5,913	---	---	5,913
U.S. Agency Securities	---	5,000	---	1,000	6,000
State and Municipal Obligations	3,266	4,767	7,397	2,365	17,795
Other	5,581	5,945	4,122	2,234	17,882
Total Purchases	$8,847	$41,371	$11,519	$5,599	$67,336

In November 2004, we acquired Capital Financial Group, Inc., a local insurance agency engaged in the sale of group health and life insurance.  See the more detailed discussion of the acquisition on page 5 of this Report.  Insurance commission income for 2005, at $1.7 million, represented the first full year of income from this business.  For 2006, insurance commission income increased $86 thousand, or 5.1%, to $1.8 million.

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2006, other operating income increased $225 thousand, or 26.3%, from 2005.  In 2006, we sold, at market price, a parcel of land that we had earlier purchased to serve as premises for a new branch.  The sale resulted in a gain of $227 thousand.  We then entered into an agreement with Stewarts Shops Corp., the buyer, to lease from them a portion of the building they are constructing on the parcel of land to serve as our branch.

2005 compared to 2004: Total other income increased $1.8 million, or 13.3%, from 2004 to 2005.

For 2005, income from fiduciary activities increased $450 thousand, or 10.6%, from 2004.  Most of the increase reflected increases in fee levels during 2005, although some is attributable to an increase in assets under administration and management.  At year-end 2005, the market value of assets under trust administration and investment management amounted to $813.7 million, an increase of $12.0 million, or 1.5%, from year-end 2004.  The factors that led to a higher increase in income from fiduciary activities over the increase in the market value of assets under trust administration and investment management (10.6% vs. 1.5%) include: i) an increase in the fee structure, ii) a 2.5% decrease in assets under trust administration and investment management at the end of 2005 due to the transfer of one commercial account as a result of a business combination, and iii) the loss of a large account at the end of 2004 from which we derived a relatively small fee as a percentage of assets placed with us.  Those assets were essentially replaced with others earning fees at our average rate.

Income from fiduciary activities includes income from funds under investment management in the North Country Funds, which include the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”).  On a combined basis, these funds had a market value of $153.0 million and $145.5 million at December 31, 2005 and 2004, respectively.  Included as an investor in the funds is our pension plan, which owned shares in the funds with a market value of approximately $16.8 million at December 31, 2005 and $17.6 million at 2004.

Fees for other services to customers include deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $7.4 million in 2005, an increase of $121 thousand, or 1.7%, from 2004.

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

ANALYSIS OF OTHER EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2005 to 2006		2004 to 2005
	2006	2005	2004	Amount	%	Amount	%
Salaries and Employee Benefits	$22,096	$20,693	$19,824	$ 1,403	6.8%	$ 869	4.4%
Occupancy Expense of Premises, Net	3,058	2,914	2,695	144	4.9	219	8.1
Furniture and Equipment Expense	2,971	2,875	2,648	96	3.3	227	8.6
Other Operating Expense	8,682	8,707	7,805	(25)	(0.3)	902	11.6
Total Other Expense	$36,807	$35,189	$32,972	$1,618	4.6	$2,217	6.7

2006 compared to 2005:  Other expense for 2006 amounted to $36.8 million, an increase of $1.6 million, or 4.6%, from 2005.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of other expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 4 of this Report.  For 2006, the efficiency ratio for Arrow was 56.7%, an increase from the 2005 ratio of 53.5%.  Our 2006 ratio, however, still compared favorably to the year-to-date ratio for our peer group of 61.3% as of December 31, 2006.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 19 and 21 of this Report.

Salaries and employee benefits expense increased $1.4 million, or 6.8%, from 2005 to 2006.  The increase in salary expense for 2006 was 4.7% over 2005, due primarily to normal merit increases and to staff increases resulting from the acquisition of new branches in April 2005 (which staff increases were only included in 2005 expenses for nine months).  Employee benefits increased 12.7% from 2005 to 2006.  This was primarily attributable to increases in health insurance and post-retirement benefits.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.45% for 2006, 14 basis points less than the annualized ratio for our peer group of 1.59% at December 31, 2006.

Occupancy expense increased $144 thousand, or 4.9%, from 2005 to 2006. Most of the increase was attributable to increased costs for utilities and the fact that the three branches acquired in 2005 were only included in 2005 expense for nine months of 2005.  Furniture and equipment expense increased by $96 thousand, or 3.3%, from 2005 to 2006.

Other operating expense actually decreased from 2005 to 2006, by $25 thousand, or 0.3%.  Decreases in legal, advertising and supplies, related to one-time expenses in 2005 for the branch acquisition, offset normal increases and fluctuations in other areas.

2005 compared to 2004:  Other expense for 2005 amounted to $35.2 million, an increase of $2.2 million, or 6.7%, from 2004.  For 2005, the efficiency ratio for Arrow was 53.5%, an increase from the 2004 ratio of 51.0%.  Our 2005 ratio, however, still compared favorably to the year-to-date ratio for our peer group of 60.1% as of December 31, 2005.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 19 and 21 of this Report.  Also see the discussion on page 4 regarding “Use of Non-GAAP Financial Measures.”

Salaries and employee benefits expense increased $869 thousand, or 4.4%, from 2004 to 2005.  The increase in salary expense for 2005 was 9.2% over 2004, due primarily to staff increases as result of our acquisition of three new branches in April 2005, and our acquisition of the insurance agency in late 2004, as well as to normal merit increases.  Employee benefits actually decreased 7.4% from 2004 to 2005.  This was primarily attributable to decreases in incentive compensation costs.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for 2005, 18 basis points less than the ratio for our peer group of 1.60% at December 31, 2005.

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

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2005 to 2006		2004 to 2005
	2006	2005	2004	Amount	%	Amount	%
Provision for Income Taxes	$7,124	$8,103	$8,959	$(979)	(12.1)%	$(856)	(9.6)%
Effective Tax Rate	29.7%	30.3%	31.5%	(0.6)%	(2.1)	(1.2)%	(3.8)

The provisions for federal and state income taxes amounted to $7.1 million, $8.1 million and $9.0 million for 2006, 2005 and 2004, respectively.   The effective income tax rates for 2006, 2005 and 2004 were 29.7%, 30.3% and 31.5%, respectively, with the decreasing rate in recent periods reflecting an increase in the ratio of tax-exempt income to income before taxes.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2006, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2006, 2005 and 2004.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2006	2005	2004
U.S. Treasury and Agency Obligations	$ 55,077	$ 64,408	$ 56,329
State and Municipal Obligations	23,189	10,815	8,492
Collateralized Mortgage Obligations	126,315	122,141	121,732
Other Mortgage-Backed Securities	90,051	106,753	116,809
Corporate and Other Debt Securities	11,613	11,838	12,500
Mutual Funds and Equity Securities	9,641	10,408	9,386
Total	$315,886	$326,363	$325,248

In all periods, other mortgage-backed securities principally consisted of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.  At year-end 2006, approximately $8.0 million, or 82.8%, of the listed amount of mutual funds and equity securities consisted of required holdings of stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2006.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10-years category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$22,734	$ 32,343	$ ---	$ ---	$ 55,077
State and Municipal Obligations	14,203	5,743	538	2,705	23,189
Collateralized Mortgage Obligations	5,718	111,691	8,906	---	126,315
Other Mortgage-Backed Securities	677	75,717	12,703	954	90,051
Corporate and Other Debt Securities	4,952	5,072	---	1,589	11,613
Mutual Funds and Equity Securities	---	---	---	9,641	9,641
Total	$48,284	$230,566	$22,147	$14,889	$315,886

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2006.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	4.10%	3.78%	---%	---%	3.91%
State and Municipal Obligations	6.41	4.83	6.33	7.57	6.15
Collateralized Mortgage Obligations	4.47	4.53	5.23	---	4.57
Other Mortgage-Backed Securities	6.15	4.51	4.77	5.99	4.58
Corporate and Other Debt Securities	3.13	5.91	---	9.03	5.12
Mutual Funds and Equity Securities	---	---	---	5.15	5.15
Total	4.14	4.42	4.94	5.60	4.47

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2006.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2006 and 2005, the weighted average maturity was 2.8 and 3.3 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2006, the net unrealized losses on securities available-for-sale amounted to $6.2 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The $6.2 million net unrealized loss at December 31, 2006 was virtually unchanged from the net unrealized loss at December 31, 2005.  The net unrealized loss for both periods was primarily attributable to the decreased fair value of the debt securities (primarily fixed rate) portfolios resulting from an increase in prevailing interest rates, chiefly short-term rates.

For further information regarding our portfolio of securities available-for-sale, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:

The following table sets forth the carrying value of our portfolio of securities held-to-maturity (consisting exclusively of state and municipal obligations) at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2006	2005	2004
State and Municipal Obligations	$108,498	$118,123	$108,117

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2006, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2006.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$10,593	$64,502	$25,556	$7,847	$108,498

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2005.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	6.70%	5.56%	5.42%	5.90%	5.66%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2006.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2006, 2005 and 2004, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 4.5 years and 3.5 years at December 31, 2006 and 2005, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans

(Dollars In Thousands)

	December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 79,581	8	$ 79,917	8	$ 76,379	9	$ 82,808	10	$ 75,659	10
Real Estate - Commercial	161,443	16	152,447	15	137,107	15	110,499	13	97,683	12
Real Estate - Construction	31,319	3	25,736	3	7,868	1	8,670	1	10,754	1
Real Estate - Residential	399,446	40	376,820	38	342,957	39	328,673	38	295,265	36
Indirect and Other Installment Loans to Individuals	337,210	33	361,625	36	311,000	36	324,528	38	331,931	41
Total Loans	1,008,999	100	996,545	100	875,311	100	855,178	100	811,292	100
Allowance for Loan Losses	(12,278)		(12,241)		(12,046)		(11,842)		(11,193)
Total Loans, Net	$ 996,721		$984,304		$863,265		$843,336		$800,099

Residential Real Estate Loans: Recently, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a period in the preceding years when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During 2006, the $54.7 million of new residential real estate loan originations more than offset normal principal amortization on the pre-existing loans in the segment and loan sales of $3.0 million.    We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans decreases, due to mortgage rate increases or a softening of the real estate market or the economy generally, our portfolio also may decrease, which may negatively impact our financial performance.

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

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance for the quarter (an $841 thousand increase from the prior quarter), but did cause the balance at period-end to rise sharply to $312.9 million.  We continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  Our average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter of 2005 and by another $29.8 million, or 9.1%, in the third quarter.  In the fourth quarter of 2005, however, indirect loan balances declined by $7.0 million, or 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers, their finance affiliates and other lenders in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $27.1 million from December 31, 2005 to the end of the third quarter of 2006.  In the fourth quarter of 2006, we saw our outstanding indirect loan balances increase modestly from the third quarter period-end balance.

At December 31, 2006, indirect loans represent the second largest category of loans in our portfolio.  If auto manufacturers and their finance affiliates continue to market heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2006 as these loan balances grew $14.2 million, or 5.5%, from December 31, 2005.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Commercial and Commercial Real Estate	$260,416	$254,837	$256,099	$249,160	$234,215
Residential Real Estate	305,926	303,509	300,688	300,543	296,661
Home Equity	49,224	49,847	51,293	52,676	53,090
Indirect Consumer Loans	331,972	333,596	339,309	350,700	359,876
Other Consumer Loans[1]	52,138	49,880	48,205	46,481	44,725
Total Loans	$999,676	$991,669	$995,594	$999,560	$988,567

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Commercial and Commercial Real Estate	26.1%	25.7%	25.7%	24.9%	23.7%
Residential Real Estate	30.6	30.6	30.2	30.1	30.0
Home Equity	4.9	5.0	5.2	5.3	5.4
Indirect Consumer Loans	33.2	33.7	34.1	35.1	36.4
Other Consumer Loans[1]	5.2	5.0	4.8	4.6	4.5
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Commercial and Commercial Real Estate	7.24%	7.27%	7.04%	6.98%	6.69%
Residential Real Estate	5.93	5.93	5.95	5.98	5.87
Home Equity	7.53	7.43	7.08	6.50	5.99
Indirect Consumer Loans	5.61	5.44	5.29	5.17	5.11
Other Consumer Loans[1]	7.16	7.25	7.15	7.08	7.14
Total Loans	6.31	6.25	6.12	6.02	5.85

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on the previous page, captioned “Types of Loans.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on page 25 under the heading "Key Interest Rate Changes 2000 - 2006."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences, the rate at which the portfolio expands, and the shape of the yield curve.

Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the period of declining rates from mid-2001 to mid-2004, we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin at the end of the rate decline period.

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

In mid-2004, the Federal Reserve Board began to raise short-term rates with the first in a long series of 25 basis point increases that did not end until June 2006.  During that period, the targeted federal funds rate increased from 1.00% to 5.25%.  During this period of rate change, the time-lag between repricing of deposits and the repricing of loan balances was especially lengthy, and although the Fed’s rate hikes ended in mid-2006, the repricing upward of loan rates has not yet been completed, resulting in protracted pressures on net interest margins in the banking industry.  These pressures are further discussed above under “Changes in Interest Income Due to Rate“ beginning on page 25 of this Report.

The following table indicates the respective maturities and interest rate structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2006.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  All of the real estate - construction loans are for single family houses where we have also made a commitment for permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$33,651	$31,245	$14,685	$ 79,581
Real Estate - Construction	6,973	8,466	15,880	31,319
Total	$40,624	$39,711	$30,565	$110,900

Fixed Interest Rates	$10,414	$30,077	$11,656	$ 52,147
Variable Interest Rates	30,210	9,634	18,909	58,753
Total	$40,624	$39,711	$30,565	$110,900

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not then funded.  As of December 31, 2006, our total contingent liability for standby letters of credit amounted to $2.9 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2006, we had outstanding unfunded loan commitments in the aggregate amount of approximately $129.6 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 30 under the heading “SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES.”

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy, established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2006.

Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.  The balance of loans 30-89 days past due totaled $6.0 million at December 31, 2006 and represented 0.60% of loans outstanding at that date, as compared to approximately $7.3 million, or 0.73% of loans at December 31, 2005.  These non-current loans at December 31, 2006 were composed of approximately $4.9 million of consumer loans, principally indirect motor vehicle loans, $767 thousand of residential real estate loans and $357 thousand of commercial loans.

SFAS No. 114 requires that all impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on (I) the present value of expected future cash flows discounted at the loan's effective interest rate, (II) the loan's observable market price or (III) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  We apply the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250 thousand, and to all restructured loans.  Allowances for losses for the remaining smaller-balance loans are evaluated under SFAS No. 5.  Under the provisions of SFAS No. 114, we determine impairment for collateralized loans based on fair value of the collateral less estimated cost to sell.  For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

During 2006, two commercial loans were considered impaired under SFAS No. 114 with an average recorded investment of $341 thousand.  At year-end 2006, the balance of impaired loans consisted of one loan with a balance of $708 thousand which had no related reserve.

At December 31, 2006, nonperforming loans amounted to $2.8 million, an increase of $529 thousand, or 23.5%, from the balance at year-end 2005.  Total nonperforming loans at year-end 2006 represented .28% of period-end loans, an increase from .23% at year-end 2005.  We do not believe that this increase represents a trend in our loan portfolio, based on current information.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2006 was .56%.

During 2006, income recognized on year-end balances of nonaccrual loans was $126 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $160 thousand.

During 2005, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $512 thousand.  At year-end 2005, the balance of the loan was $512 thousand and had a related reserve of $96 thousand.

At December 31, 2005, nonperforming loans amounted to $2.2 million, an increase of $139 thousand, or 6.6%, from the balance at year-end 2004.  Total nonperforming loans at year-end 2005 represented .23% of period-end loans, a decrease from .24% at year-end 2004.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2005 was .52%.

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

At December 31, 2004, nonperforming loans amounted to $2.1 million, a decrease of $398 thousand, or 15.9%, from the balance at year-end 2003.  Total nonperforming loans at year-end 2004 represented .24% of period-end loans, a decrease from .29% at year-end 2003.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2004 was .57%.

During 2004, income recognized on year-end balances of nonaccrual loans was $115 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $161 thousand.

2. Potential Problem Loans

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

Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at sometime in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2006 we identified 23 commercial relationships totaling $13.6 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State.

3. Foreign Outstandings - None

4. Loan Concentrations

The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7.  For further discussion, see Note 26 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

5. Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) consists of real property acquired in foreclosure.  OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost.  We establish allowances for OREO losses, which are established and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost).  For all periods, all OREO was held for sale.  Repossessed assets for each of the five years in the table below consist almost entirely of automobiles.

Distribution of OREO and Repossessed Assets

(Net of Allowance) (In Thousands)

	December 31,
	2006	2005	2004	2003	2002
Single Family 1 - 4 Units	$ 48	$ ---	$ ---	$ ---	$ 51
Commercial Real Estate	200	---	---	---	---
Construction	---	---	---	---	---
Other Real Estate Owned, Net	248	---	---	---	51
Repossessed Assets	144	124	136	180	143
Total OREO and Repossessed Assets	$392	$124	$136	$180	$194

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO

(Net of Allowance) (In Thousands)

	2006	2005	2004	2003	2002
Balance at Beginning of Year	$ ---	$ ---	$ ---	$ 51	$ 294
Properties Acquired Through Foreclosure	248	295	---	10	114
Writedown of Properties Previously Foreclosed	---	---	---	---	---
Sales	---	(295)	---	(61)	(357)
Balance at End of Year	$248	$ ---	$ ---	$ ---	$ 51

There was no allowance for OREO losses at year-end 2006, 2005 or 2004.

We started 2006 with no properties in OREO.  During the year we acquired one commercial and one residential property, which remain unsold at year-end.

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

.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the “Provision for Loan Losses and Allowance for Loan Losses” in Part II Item 7.B.II. beginning on page 28 of this Report, including:

•

Charge-offs and Recoveries by loan type

•

Factors that led to the amount of the Provision for Loan Losses

•

Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 38 of this report.

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2006		2005		2004
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 182,706	--%	$ 174,762	--%	$ 163,029	--%
Interest-Bearing Demand Deposits	290,860	1.75	314,836	1.18	350,047	1.06
Regular and Money Market Savings	283,253	1.27	296,159	0.86	290,352	0.68
Time Deposits of $100,000 or More	161,729	4.43	126,919	3.10	69,431	2.16
Other Time Deposits	248,706	3.85	198,130	2.89	174,887	2.46
Total Deposits	$1,167,254	2.18	$1,110,806	1.43	$1,047,746	1.10

During 2006, average deposit balances increased by $56.4 million, or 5.1%, over the average for 2005.  Early in April 2005 we acquired approximately $62 million of deposit balances in our acquisition of three branches from HSBC.  The inclusion of these acquired deposits in our average deposit balances for only part of the 2005 year, versus the entire 2006 year, would account for approximately $16 million of the increase in average balances.  The remaining increase was generated from our pre-existing branch network, and we opened a new branch in the Saratoga Springs area in January of 2006.

During 2005, average deposit balances increased by $63.1 million, or 6.0%, over the average for 2004.  The acquisition of balances in the HSBC branch purchase transaction accounted for approximately $45 million of the increase in average balances between the years.  The remaining increase was generated from our pre-existing branch network.

During 2004, average deposit balances increased by $36.2 million, or 3.6%, from 2003.  Although we opened a branch in Queensbury, NY in June 2004, nearly all of this increase in deposit balances was generated from our pre-existing branch network.  No branches were purchased in 2004.

We did not sell or close any branches during the covered period, 2004-2006.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Demand Deposits	$ 184,267	$ 187,764	$ 181,263	$ 177,398	$ 179,555
Interest-Bearing Demand Deposits	301,519	269,103	292,780	300,259	332,541
Regular and Money Market Savings	269,186	281,958	289,997	292,141	289,567
Time Deposits of $100,000 or More	170,388	154,929	167,761	153,730	136,703
Other Time Deposits	259,346	255,491	245,825	233,807	214,330
Total Deposits	$1,184,706	$1,149,245	$1,177,626	$1,157,335	$1,152,696

Our municipal deposit balances typically have seasonal average highs in the second and fourth quarters of the year.  For this and a variety of other reasons our banks generally experience a similar seasonality of deposits.  We typically experience little net growth measured by average deposit balances in the first quarter of the year, significant growth in the second quarter, followed by a decrease in the third quarter average balances and increasing average balances in the fourth quarter.  As part of this seasonal fluctuation, quarter-end deposit balances may vary significantly from quarterly average balances.

Total deposit balances for the 2006 quarters followed this seasonal pattern, that is, little if any growth in average balances during the first and third quarters and growth in the second and fourth quarters.  In the first quarter, the average balance increased by only $4.6 million, or 0.4%, from the fourth quarter of 2005.  The modest increase was attributable to an increase in non-municipal balances, offset by a decrease in municipal deposits.

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

For the third quarter of 2006, the expected drop in municipal deposit balances continued through the first two months and average balances for the quarter were $28.4 million, or 2.4%, below the average for the second quarter.  However, by the end of the third quarter of 2006, total deposits had risen to $1.163 billion, or $12.0 million above the June 30, 2006 period-end balance.  Although average balances decreased during the third quarter, they were up on a year-to-year basis.  The average balance of total deposits for the third quarter of 2006 exceeded the average balance for the third quarter of 2005, by $24.9 million, or 2.2%.  There was, however, a significant shift from non-maturity deposit products to time deposits from the 2005 quarter to the 2006 quarter, as the average rates paid by us on our deposits continued to increase over the entire period.

During the fourth quarter of 2006, the average balance increased as expected.  Particularly, the significant increases in interest-bearing demand deposits and time deposits of $100,000 or more were attributable to the seasonal increase in municipal deposits.  Municipal deposit balances at December 31, 2006 were $23.3 million higher than the balance at September 30, 2006.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Demand Deposits	15.6%	16.3%	15.4%	15.3%	15.6%
Interest-Bearing Demand Deposits	25.5	23.4	24.9	25.9	28.8
Regular and Money Market Savings	22.7	24.5	24.6	25.2	25.1
Time Deposits of $100,000 or More	14.4	13.5	14.2	13.3	11.9
Other Time Deposits	21.8	22.3	20.9	20.3	18.6
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits

	Quarter Ending
	Dec 2006	Sep 2006	Jun 2006	Mar 2006	Dec 2005
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.04	1.64	1.74	1.57	1.56
Regular and Money Market Savings	1.36	1.31	1.25	1.16	0.99
Time Deposits of $100,000 or More	4.69	4.63	4.37	3.98	3.65
Other Time Deposits	4.23	3.92	3.72	3.48	3.22
Total Deposits (Including Non-Interest-Bearing)	2.43	2.20	2.14	1.93	1.73

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Board.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of our deposit liabilities, although this lag is normally shorter than the lag between Federal Reserve actions and the repricing of our loans and other earning assets.

As a result of the Federal Reserve rate decreases in the 2001 through mid-2004 period, we experienced a decrease in the cost of deposits throughout the period.  The cost of deposits during the second quarter of 2004 was at its lowest point in many years.  After the Federal Reserve Board began a protracted series of rate increases in June 2004, our cost of deposits continued to fall in the third quarter of 2004 as maturing time deposits were still repricing at lower rates.  From the fourth quarter of 2004 through 2006, however, our average cost of deposits increased each quarter.  We expect that this trend will moderate if the Federal Reserve Board continues its current policy of no further rate increases, as many of our time deposits have already repriced to match current market rates.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2006 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$108,440
Three to Six Months	27,165
Six to Twelve Months	41,939
2008	3,360
2009	4,535
2010	2,037
2011	301
Total	$187,777

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

Securities available-for-sale represent a primary source of our balance sheet cash flow.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $315.9 million at year-end 2006.  Maturing loans in our portfolio also represent a steady source of balance sheet cash flow.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank (“FHLB”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million.  The average balance of federal funds purchased in 2006 was $248 thousand and there was no period-end balance.  We have established overnight and 30 day term lines of credit with the FHLB; each of these lines provided for a maximum borrowing line of $121.4 million at December 31, 2006.  We borrowed only on the overnight line of credit with the FHLB during 2006.  The average balance throughout 2006 was $10.0 million and there was no period-end balance.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.   The balance in other short-term borrowings at December 31, 2006 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have in place modest borrowing facilities from correspondent banks and also have identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding accessible in relatively short time periods.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2006, the amount available under this facility was $121.1 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of cash flows from our investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in our portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $118.1 million at December 31, 2006, an increase of $709 thousand, or 0.6%, from the prior year-end.  Despite net income of $16.9 million, shareholders’ equity increased minimally in 2006 due primarily to: i) cash dividends ($9.9 million), ii) repurchases of our own common stock ($5.1 million) and, iii) the impact of adopting SFAS No. 158, which decreased shareholders’ equity ($3.4 million, net of tax).

In each of 2004 and 2003, we enhanced our regulatory capital by issuing $10 million of capital securities in private placements with institutional investors, utilizing a subsidiary Delaware business trust for that purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheets as of December 31, 2006 and 2005.  These securities have certain features that make them an attractive funding vehicle.  Under the Federal Reserve’s regulatory capital guidelines discussed below, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues qualify as regulatory capital.

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2006:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	13.1%	13.4%	11.2%
Total Risk-Based Capital Ratio	14.3	14.6	12.9
Tier 1 Leverage Ratio	8.6	8.6	8.6

At December 31, 2006 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

The source of funds for the payment of shareholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  There are various legal and regulatory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2006, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $29.9 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

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

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$125,000	$ ---	$25,000	$80,000	$20,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Operating Lease Obligations[3]	2,582	271	548	439	1,324
Total	$147,582	$271	$25,548	$80,439	$41,324

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

3 See Note 22 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

H. FOURTH QUARTER RESULTS

We reported net income of $4.3 million for the fourth quarter of 2006, a decrease of $395 thousand, or 8.4%, from the fourth quarter of 2005.  Diluted earnings per common share for the fourth quarter of 2006 was $.40, a decrease of $.03, or 7.0%, from the $.43 amount for the fourth quarter of 2005.  The decrease in earnings was primarily attributable to the following: (i) a $575 thousand decrease in net interest income, (ii) a $138 thousand decrease in the provision for loan losses, (iii) a $283 thousand increase in other income, (iv) a $592 thousand increase in other expense, and (v) a $351 thousand decrease in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended December 31,
	2006	2005
Interest and Dividend Income	$20,831	$19,190
Interest Expense	9,488	7,272
Net Interest Income	11,343	11,918
Provision for Loan Losses	266	404
Net Interest Income after Provision for Loan Losses	11,077	11,514
Other Income	3,973	3,690
Other Expense	9,120	8,528
Income Before Provision for Income Taxes	5,930	6,676
Provision for Income Taxes	1,635	1,986
Net Income	$ 4,295	$ 4,690

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	10,578	10,672
Diluted	10,700	10,834
Basic Earnings Per Common Share	$.41	$.44
Diluted Earnings Per Common Share	.40	.43
Cash Dividends Per Common Share	.24	.23

AVERAGE BALANCES:
Assets	$1,530,566	$1,516,029
Earning Assets	1,458,211	1,443,474
Loans	999,676	988,567
Deposits	1,184,706	1,152,696
Shareholders’ Equity	120,097	116,007

SELECTED RATIOS (Annualized):
Return on Average Assets	1.11%	1.23%
Return on Average Equity	14.19%	16.04%
Net Interest Margin [2]	3.24%	3.46%

Net Charge-offs to Average Loans	.10%	.15%
Provision for Loan Losses to Average Loans	.11%	.16%

1 Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of December 31, 2006, a 200 basis point increase in interest rates demonstrated a 4.4% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 1.5% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from June 2004 through June 2006 that resulted in a 425 basis point increase in prevailing rates.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would subsequently reverse and have a positive impact on net interest margin and net interest income in ensuing years.  We believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.  In each case, that is, in the case of increasing or decreasing rates, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  We are not able to predict with certainty what the magnitude of these effects would be.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2006 and 2005

Consolidated Statements of Income

for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Arrow Financial Corporation (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Arrow Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 12, 2007

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2006	2005
ASSETS
Cash and Due from Banks	$ 34,995	$ 35,558
Federal Funds Sold	9,000	---
Cash and Cash Equivalents	43,995	35,558

Securities Available-for-Sale	315,886	326,363
Securities Held-to-Maturity (Approximate Fair
Value of $108,270 in 2006 and $118,495 in 2005)	108,498	118,123

Loans	1,008,999	996,545
Allowance for Loan Losses	(12,278)	(12,241)
Net Loans	996,721	984,304
Premises and Equipment, Net	15,608	15,884
Other Real Estate and Repossessed Assets, Net	392	124
Goodwill	14,503	14,452
Other Intangible Assets, Net	2,422	2,885
Other Assets	22,192	21,910
Total Assets	$1,520,217	$1,519,603

LIABILITIES
Deposits:
Demand	$ 183,492	$ 179,441
Regular Savings, N.O.W. & Money Market Deposit Accounts	559,132	610,524
Time Deposits of $100,000 or More	187,777	154,626
Other Time Deposits	255,996	221,172
Total Deposits	1,186,397	1,165,763
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,566	41,195
Other Short-Term Borrowings	758	1,859
Federal Home Loan Bank Advances	125,000	157,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	20,000
Other Liabilities	22,366	16,365
Total Liabilities	1,402,087	1,402,182

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,299,556 Shares Issued at December 31, 2006 and 13,883,064 Shares Issued at December 31, 2005	14,300	13,883
Surplus	150,919	139,442
Undivided Profits	17,619	21,402
Unallocated ESOP Shares (62,811 Shares in 2006
and 82,311 Shares in 2005)	(862)	(1,163)
Accumulated Other Comprehensive Loss	(7,965)	(4,563)
Treasury Stock, at Cost (3,649,803 Shares at December 31,
2006 and 3,434,589 Shares at December 31, 2005)	(55,881)	(51,580)
Total Shareholders’ Equity	118,130	117,421
Total Liabilities and Shareholders’ Equity	$1,520,217	$1,519,603

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2006	2005	2004
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$61,244	$54,361	$50,598
Interest on Federal Funds Sold	454	96	138
Interest and Dividends on Securities Available-for-Sale	14,917	13,579	13,759
Interest on Securities Held-to-Maturity	3,996	4,091	3,948
Total Interest and Dividend Income	80,611	72,127	68,443
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	7,158	3,937	1,504
Other Deposits	18,264	11,989	9,973
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	1,119	725	369
Other Short-Term Borrowings	31	21	9
Federal Home Loan Bank Advances	6,789	6,243	6,207
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	1,382	1,199	1,144
Total Interest Expense	34,743	24,114	19,206
NET INTEREST INCOME	45,868	48,013	49,237
Provision for Loan Losses	826	1,030	1,020
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	45,042	46,983	48,217
OTHER INCOME
Income from Fiduciary Activities	5,082	4,676	4,226
Fees for Other Services to Customers	7,954	7,372	7,251
Net (Losses) Gains on Securities Transactions	(102)	364	362
Insurance Commissions	1,768	1,682	261
Other Operating Income	1,079	854	1,092
Total Other Income	15,781	14,948	13,192
OTHER EXPENSE
Salaries and Employee Benefits	22,096	20,693	19,824
Occupancy Expense of Premises, Net	3,058	2,914	2,695
Furniture and Equipment Expense	2,971	2,875	2,648
Other Operating Expense	8,682	8,707	7,805
Total Other Expense	36,807	35,189	32,972

INCOME BEFORE PROVISION FOR INCOME TAXES	24,016	26,742	28,437
Provision for Income Taxes	7,124	8,103	8,959
NET INCOME	$16,892	$18,639	$19,478
Average Shares Outstanding:
Basic	10,604	10,732	10,738
Diluted	10,745	10,914	10,995
Earnings Per Common Share:
Basic	$ 1.59	$ 1.74	$ 1.81
Diluted	1.57	1.71	1.77

All share and per share amounts have been adjusted for the 2006 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2003	13,086,119	$13,086	$113,335	$24,303	$(1,769)	$ 1,084	$(44,174)	$105,865
Comprehensive Income, Net of Tax:
Net Income	---	---	---	19,478	---	---	---	19,478
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $131)	---	---	---	---	---	(79)	---	(79)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $602)	---	---	---	---	---	(362)	---	(362)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $362)	---	---	---	---	---	(214)	---	(214)
Other Comprehensive Loss								(655)
Comprehensive Income								18,823

3% Stock Dividend	392,584	393	11,032	(11,425)	---	---	---	---
Cash Dividends Paid, $.84 per Share	---	---	---	(9,000)	---	---	---	(9,000)
Stock Options Exercised (101,047 Shares)	---	---	243	---	---	---	750	993
Shares Issued Under the Directors’ Stock Plan (2,609 Shares)	---	---	56	---	---	---	19	75
Shares Issued Under the Employee Stock Purchase Plan (25,519 Shares)	---	---	405	---	---	---	193	598
Tax Benefit for Disposition of Stock Options	---	---	409	---	---	---	---	409
Purchase of Treasury Stock (92,241 Shares)	---	---	---	---	---	---	(2,453)	(2,453)
Acquisition of Subsidiary (64,689 Shares)	---	---	1,427	---	---	---	481	1,908
Allocation of ESOP Stock (30,515 Shares)	---	---	405	---	411	---	---	816
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034

(Continued on Next Page)

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,639	---	---	---	18,639
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $742)	---	---	---	---	---	(446)	---	(446)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $7,197)	---	---	---	---	---	(4,327)	---	(4,327)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $364)	---	---	---	---	---	(219)	---	(219)
Other Comprehensive Loss								(4,992)
Comprehensive Income								13,647

3% Stock Dividend	404,361	404	10,631	(11,035)	---	---	---	---
Cash Dividends Paid, $.89 per Share	---	---	---	(9,558)	---	---	---	(9,558)
Stock Options Exercised (98,724 Shares)	---	---	117	---	---	---	864	981
Shares Issued Under the Directors’ Stock Plan (4,512 Shares)	---	---	81	---	---	---	39	120
Shares Issued Under the Employee Stock Purchase Plan (22,910 Shares)	---	---	377	---	---	---	200	577
Tax Benefit for Disposition of Stock Options	---	---	684	---	---	---	---	684
Purchase of Treasury Stock (278,779 Shares)	---	---	---	---	---	---	(7,528)	(7,528)
Acquisition of Subsidiary (3,324 Shares)	---	---	62	---	---	---	29	91
Allocation of ESOP Stock (13,799 Shares)	---	---	178	---	195	---	---	373
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421

(Continued on Next Page)

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Undivided	ESOP	Income	Treasury
	Issued	Stock	Surplus	Profits	Shares	(Loss)	Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,892	---	---	---	16,892
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $36)	---	---	---	---	---	(21)	---	(21)
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $102)	---	---	---	---	---	61	---	61
Other Comprehensive Income								40
Comprehensive Income								16,932

Adjustment to Initially Apply FASB Statement No. 158, Net of Tax (Pre-tax $5,725)	---	---	---	---	---	(3,442)	---	(3,442)
3% Stock Dividend	416,492	417	10,329	(10,746)	---	---	---	---
Cash Dividends Paid, $.94 per Share	---	---	---	(9,929)	---	---	---	(9,929)
Stock Options Exercised (61,568 Shares)	---	---	144	---	---	---	580	724
Shares Issued Under the Directors’ Stock Plan (5,214 Shares)	---	---	82	---	---	---	48	130
Shares Issued Under the Employee Stock Purchase Plan (20,041 Shares)	---	---	315	---	---	---	185	500
Stock-Based Compensation Expense	---	---	5	---	---	---	---	5
Tax Benefit for Disposition of Stock Options	---	---	315	---	---	---	---	315
Purchase of Treasury Stock (196,442 Shares)	---	---	---	---	---	---	(5,127)	(5,127)
Acquisition of Subsidiary (1,423 Shares)	---	---	28	---	---	---	13	41
Allocation of ESOP Stock (21,329 Shares)	---	---	259	---	301	---	---	560
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130

  Per share amounts and share data have been adjusted for subsequent stock splits and dividends, including the most recent 2006 3% stock dividend.

  Included in the shares issued for the stock dividend in 2006 were treasury shares of 107,018 and unallocated ESOP shares of 1,829.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2006	2005	2004
Net Income	$16,892	$18,639	$19,478
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	826	1,030	1,020
Depreciation and Amortization	3,025	2,807	3,150
Compensation Expense for Allocated ESOP Shares	259	195	405
Gains on the Sale of Securities Available-for-Sale	(94)	(372)	(532)
Losses on the Sale of Securities Available-for-Sale	196	8	170
Loans Originated and Held-for-Sale	(5,077)	(8,581)	(17,675)
Proceeds from the Sale of Loans Held-for-Sale	5,436	8,632	18,078
Net Gains on the Sale of Loans	(74)	(122)	(336)
Net (Gains) Losses on the Sale of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	(234)	(32)	93
Contributions to Pension Plans	(2,386)	(1,074)	(345)
Deferred Income Tax Expense	344	190	597
Shares Issued Under the Directors’ Stock Plan	130	120	75
Stock-Based Compensation Expense	5	---	---
Net Decrease (Increase) in Other Assets	1,118	(606)	(511)
Net Increase (Decrease) in Other Liabilities	2,812	2,938	(2,053)
Net Cash Provided By Operating Activities	23,178	23,772	21,614

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	43,988	50,289	39,337
Proceeds from the Maturities and Calls of Securities Available-for-Sale	33,061	31,840	57,168
Purchases of Securities Available-for-Sale	(67,336)	(91,534)	(73,883)
Proceeds from the Maturities of Securities Held-to-Maturity	30,234	8,481	4,851
Purchases of Securities Held-to-Maturity	(20,832)	(18,688)	(7,402)
Net Increase in Loans	(14,527)	(114,525)	(21,944)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	1,331	939	891
Purchase of Premises and Equipment	(1,348)	(1,587)	(1,846)
Acquisition of Subsidiary	---	---	31
Net Increase from Branch Acquisitions	---	47,083	---
Net Cash Provided By (Used In) Investing Activities	4,571	(87,702)	(2,797)

Financing Activities:
Net Increase (Decrease) in Deposits	20,634	71,271	(14,336)
Net Increase (Decrease) in Short-Term Borrowings	5,270	(922)	3,040
Proceeds from Federal Home Loan Bank Advances	60,000	162,000	79,800
Repayments of Federal Home Loan Bank Advances	(92,000)	(155,000)	(79,800)
Repayment of Trust Preferred Securities	---	---	(5,000)
Proceeds from Issuance of Trust Preferred Securities	---	---	10,000
Purchase of Treasury Stock	(5,127)	(7,528)	(2,453)
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,224	1,558	1,591
Tax Benefit for Disposition of Stock Options	315	684	409
Common Stock Purchased by ESOP	301	178	411
Cash Dividends Paid	(9,929)	(9,558)	(9,000)
Net Cash (Used In) Provided By Financing Activities	(19,312)	62,683	(15,338)
Net Increase (Decrease) in Cash and Cash Equivalents	8,437	(1,247)	3,479
Cash and Cash Equivalents at Beginning of Year	35,558	36,805	33,326
Cash and Cash Equivalents at End of Year	$43,995	$35,558	$36,805
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$33,656	$22,933	$19,332
Income Taxes	3,296	6,447	10,228
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,000	893	928
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	40	(4,547)	(576)
Shares Issued for CFG Acquisition	41	91	1,908
Change in the Minimum Pension Liability, Net of Tax	---	(446)	(79)
Adjustment to Initially Apply SFAS No. 158, Net of Tax	(3,442)	---	---

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

Principles of Consolidation - The financial statements of Arrow and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 25, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current-year financial statement presentation.

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

From time to time, Arrow has sold (with servicing retained) residential real estate loans at or shortly after origination.  At any point, the amount of loans pending settlement are not material, as well as any loan commitments on loans intended for sale (which under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are considered derivatives).  All student loans are sold to Sallie Mae (along with servicing) at origination.  Any gain or loss on the sale of loans is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.  The balance of loans serviced for others was $55,829 at December 31, 2006.

Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely.

The allowance for loan losses is maintained by charges to operations based upon an evaluation of the loan portfolio, current economic conditions, past loan losses and other factors.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  In general, when consumer loans are 120 days past due, an evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal and State regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses.  Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

Arrow accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."  SFAS No. 114, as amended, which requires that impaired loans, except for large groups of smaller-balance homogeneous loans, be measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Arrow applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114.  Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5.  Under the provisions of SFAS No. 114, Arrow determines impairment for collateralized loans based on the fair value of the collateral less estimated costs to sell.  For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  Arrow determines the interest income recognition method on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

In management’s opinion, the balance of the allowance for loan losses, at each balance sheet date, is sufficient to provide for probable loan losses.

Other Real Estate Owned and Repossessed Assets - Real estate acquired by foreclosure and assets acquired by repossession are recorded at the lower of the recorded investment in the loan or the fair value of the property less estimated costs to sell.  Subsequent declines in fair value, after transfer to other real estate owned and repossessed assets are recognized through a valuation allowance.  Such declines in fair value along with related operating expenses to administer such properties or assets are charged directly to operating expense.

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

Income Taxes - Arrow accounts for income taxes under the asset and liability method required by SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Arrow’s policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets – Under SFAS No. 142 “Goodwill and Other Intangible Assets”, identifiable intangible assets acquired in a business combination are capitalized and amortized.  Any remaining unidentifiable intangible asset is classified as goodwill, for which amortization is not required but which must be evaluated annually for impairment.  Annually, Arrow tests for any impairment of goodwill and other intangible assets by comparing the carrying amount of those assets to the fair value of each reporting unit’s intangible assets, applying rates derived from recent actual transactions.

In April 2005, Arrow completed the cash purchase of three branches from HSBC Bank USA, N.A.  Arrow recorded the following intangible assets as a result of the acquisition: goodwill ($3,690) and core deposit intangible asset ($2,247).  The value of the core deposit intangible asset is being amortized over ten years.

In November 2004, Arrow acquired all of the outstanding shares of common stock of CFG in a tax-free exchange for Arrow’s common stock (64,689 shares, as restated for stock dividends).  As adjusted for subsequent contingency payments, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,460), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The amount of additional goodwill recorded in 2006 and 2005 was $41 (1,466 shares) and $91 (3,324 shares), respectively.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The carrying amounts of other recognized intangible assets that meet the recognition criteria of SFAS No. 141 “Business Combinations” and for which separate accounting records have been maintained (core deposit intangibles and mortgage servicing rights), have been included in the consolidated balance sheet as “Other Intangible Assets, Net.”  Core deposit intangibles are being amortized on a straight-line basis over a period of ten to fifteen years.

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  Arrow accounts for mortgage servicing rights under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2006 or 2005.

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

On December 31, 2006, Arrow adopted SFAS Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).”  Issued in September 2006, SFAS No. 158 completed the first phase of FASB's comprehensive project to improve the accounting and reporting for defined benefit pension and other postretirement plans.  FAS No. 158 requires an employer to:

•

Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation—in its consolidated balance sheet. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation.

•

Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

•

Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheet (with limited exceptions).

•

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Effective December 31, 2006, SFAS No. 158 required Arrow to recognize the overfunded or underfunded status of our single employer defined benefit postretirement plan as an asset or liability on its consolidated balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, were recognized as components of the ending balance of accumulated other comprehensive income (loss), net of tax.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet is effective for fiscal years ending after December 15, 2008.  Arrow currently measures plan assets and benefit obligations as of the date of its fiscal year-end, December 31.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Plans – Arrow adopted the provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” on January 1, 2006.

Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  Prior to 2006, Arrow accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted did impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share (see also Note 14).  Beginning in 2006, one of the provisions of SFAS No. 123(R) requires that the company expense, at grant date, the fair value of options granted.  The expense is recognized over the four year vesting period of the grant.  For grants issued in 2006, the amount expensed was $5.

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

In December 2005, Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period, due to the required adoption of SFAS No. 123(R) on January 1, 2006.  The cost of accelerating the vesting, in the 2005 period, that would have been recognized under SFAS No. 123(R) is reflected in the following table, which illustrates the effect on net income and earnings per share if Arrow had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

	Year Ended December 31,
	2005	2004
Net Income, as Reported	$18,639	$19,478
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	944	553
Pro Forma Net Income	$17,695	$18,925
Earnings per Share:
Basic - as Reported	$1.74	$1.81
Basic - Pro Forma	1.65	1.76
Diluted - as Reported	1.71	1.77
Diluted - Pro Forma	1.62	1.72

No options were granted in 2005.  The weighted-average fair value of options granted during 2006 and 2004 was $5.86 and $7.78, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006 and 2004, respectively: dividend yields of 3.86% and 2.88%; expected volatility of 27.2% and 28.4%; risk free interest rates of 4.81% and 3.78%; and expected lives of 7.42 and 7.00 years.

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24.  As of December 31, 2006 and 2005, and during 2006, 2005 and 2004, Arrow had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

Recent Accounting Pronouncements

SFAS No. 157, “Fair Value Measurements” issued in September 2006, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.

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

SFAS No. 156 “Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140,” issued in March 2006, allows for an alternative method, the fair value measurement method, in addition to the current method of amortizing servicing rights and evaluating those rights for impairment.  For Arrow, SFAS No. 156 is effective beginning on January 1, 2007.  The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.

SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” was issued in February 2006.  SFAS No. 155 amends SFAS No. 133 and SFAS No. 140.  SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155:

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

For Arrow, FAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006.  Management is continuing to monitor the effects of implementation of this standard and does not anticipate a material impact on Arrow’s results of operations or financial position for the fiscal year ending December 31, 2007.

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserves at December 31, 2006 and 2005 was approximately $13,869 and $13,915, respectively.

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

Included in mutual funds and equity securities are Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  FHLB and FRB stock are restricted investment securities and amounted to $7,182 and $802 at December 31, 2006, respectively and $8,499 and $802 at December 31, 2005, respectively.  The required level of FHLB stock is based on the amount of FHLB borrowings (see Note 11) and is pledged to secure those borrowings.

A summary of the amortized costs and the approximate fair values of securities at December 31, 2006 and 2005 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006:
U.S. Treasury and Agency Obligations	$ 55,938	$ 55,077	$ 37	$ 898
State and Municipal Obligations	23,246	23,189	24	81
Collateralized Mortgage Obligations	128,758	126,315	24	2,467
Other Mortgage-Backed Securities	92,745	90,051	128	2,822
Corporate and Other Debt Securities	11,681	11,613	53	121
Mutual Funds and Equity Securities	9,716	9,641	9	84
Total Securities Available-for-Sale	$322,084	$315,886	$ 275	$6,473

December 31, 2005:
U.S. Treasury and Agency Obligations	$ 65,904	$ 64,408	$ ---	$1,496
State and Municipal Obligations	10,725	10,815	154	64
Collateralized Mortgage Obligations	123,978	122,141	---	1,837
Other Mortgage-Backed Securities	109,396	106,753	255	2,898
Corporate and Other Debt Securities	12,223	11,838	---	385
Mutual Funds and Equity Securities	10,401	10,408	10	3
Total Securities Available-for-Sale	$332,627	$326,363	$ 419	$6,683

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006:
State and Municipal Obligations	$108,498	$108,270	$ 794	$ 1,022

December 31, 2005:
State and Municipal Obligations	$118,123	$118,495	$ 1,418	$ 1,046

NOTE 3:

SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2006 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 22,998	$ 22,734	$ ---	$ ---
State and Municipal Obligations	14,203	14,203	10,593	10,632
Collateralized Mortgage Obligations	5,764	5,718	---	---
Other Mortgage-Backed Securities	677	677	---	---
Corporate and Other Debt Securities	5,035	4,952	---	---
Total	48,677	48,284	10,593	10,632

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	32,940	32,343	---	---
State and Municipal Obligations	5,816	5,743	64,502	64,469
Collateralized Mortgage Obligations	114,006	111,691	---	---
Other Mortgage-Backed Securities	78,006	75,717	---	---
Corporate and Other Debt Securities	5,111	5,072	---	---
Total	235,879	230,566	64,502	64,469

From 5 - 10 Years:
State and Municipal Obligations	545	538	25,556	25,338
Collateralized Mortgage Obligations	8,988	8,906
Other Mortgage-Backed Securities	13,110	12,703	---	---
Total	22,643	22,147	25,556	25,338

Over 10 Years:
State and Municipal Obligations	2,682	2,705	7,847	7,831
Other Mortgage-Backed Securities	952	954	---	---
Corporate and Other Debt Securities	1,535	1,589	---	---
Mutual Funds and Equity Securities	9,716	9,641	---	---
Total	14,885	14,889	7,847	7,831
Total Securities	$322,084	$315,886	$108,498	$108,270

The following table sets forth the components of interest and dividend income on securities available-for-sale and securities held-to-maturity for the year ending December 31:

Components of Investment Securities Interest and Dividend Income	2006	2005	2004
Securities Available-for-Sale:
Taxable Interest Income	$13,612	$12,840	$13,226
Nontaxable Interest Income	765	310	312
Dividend Income	540	429	221
Total Interest and Dividend Income, on Securities Available-for-Sale	$14,917	$13,579	$13,759
Securities Held-to-Maturity
Taxable Interest Income	$ 17	$ 19	$ 16
Nontaxable Interest Income	3,979	4,072	3,932
Total Interest Income, on Securities Held-to-Maturity	$3,996	$4,091	$3,948

NOTE 3:

SECURITIES (Continued)

The fair value of securities pledged to secure repurchase agreements amounted to $47,566 and $41,195 at December 31, 2006 and 2005, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $374,675 and $317,730 at December 31, 2006 and 2005, respectively.  Other mortgage-backed securities at December 31, 2006 and 2005 included $4,349 and $5,468, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at December 31, 2006 and 2005, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2006	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$1,000	$ 1	$49,040	$ 897	$ 50,040	$898
State & Municipal Obligations	321	8	4,101	73	4,422	81
Collateralized Mortgage Obligations	4,947	17	116,282	2,450	121,229	2,467
Other Mortgage-Backed Securities	2,741	15	75,689	2,807	78,430	2,822
Corporate & Other Debt Securities	1,000	1	9,025	120	10,025	121
Mutual Funds and Equity Securities	951	79	20	5	971	84
Total Securities Available-for-Sale	$10,960	$121	$254,157	$6,352	$265,117	$6,473
Held-to-Maturity Portfolio
State & Municipal Obligations	$13,116	$ 97	$33,078	$ 925	$46,194	$1,022

The table above for December 31, 2006 consists of 335 securities where the current fair value is less than the related amortized cost.  With the exception of one holding, these unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The U.S. government agency securities are all rated AAA, as are the agency-backed CMOs and the mortgage-backed securities.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  One corporate holding, General Motors Acceptance Corp. (“GMAC”), had experienced deterioration in credit worthiness, but as of December 31, 2006 the GMAC note bond had improved due to the sale of a majority of its interest in GMAC during 2006.  As of December 31, 2006, the bond had a fair value of $1,995 and an amortized cost of $2,012, resulting in an unrealized loss of $17.  We have the intent and ability to hold this bond until maturity.

NOTE 3:

SECURITIES (Continued)

December 31, 2005	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$23,600	$ 396	$ 40,808	$1,100	$ 64,408	$1,496
State & Municipal Obligations	5,387	64	26	---	5,413	64
Collateralized Mortgage Obligations	112,385	1,564	9,721	273	122,106	1,837
Other Mortgage-Backed Securities	37,438	659	56,383	2,239	93,821	2,898
Corporate & Other Debt Securities	3,915	235	4,927	150	8,842	385
Mutual Funds and Equity Securities	22	3	23	---	45	3
Total Securities Available-for-Sale	$182,747	$2,921	$111,888	$3,762	$294,635	$6,683
Held-to-Maturity Portfolio
State & Municipal Obligations	$15,615	$221	$18,845	$ 825	$34,460	$1,046

The table above for December 31, 2005 consists of 290 securities where the current fair value is less than the related amortized cost.  With the exception of one holding, these unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The U.S. government agency securities are all rated AAA, as are the agency-backed CMOs and the mortgage-backed securities.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  The corporate bonds consist of four holdings where there has been no deterioration in credit worthiness of the issuing entity, and one corporate holding, General Motors Acceptance Corp. (“GMAC”), has experienced a deterioration in credit worthiness.  As of December 31, 2005 the GMAC note bond had a fair value of $1,799 and an amortized cost of $2,018, resulting in an unrealized loss of $219.  This unrealized loss represented 10.9% of the amortized cost.  The conclusion of management’s analysis, at December 31, 2005, was that the loss in this particular corporate bond was considered temporary.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Commercial, Financial and Agricultural	$ 79,581	$ 79,917
Real Estate - Commercial	161,443	152,447
Real Estate - Residential	399,446	376,820
Real Estate - Construction	31,319	25,736
Indirect and Other Consumer Loans	337,210	361,625
Total Loans	$1,008,999	$996,545

The carrying amount of net loans at December 31, 2006 and 2005 was $996,721 and $984,304, respectively.  The estimated fair value of net loans at December 31, 2006 and 2005 was $983,321 and $971,835, respectively.  Included in the carrying amount of loans in the table above are unamortized deferred loan origination costs, net of deferred loan origination fees, of $1,331 and $1,656 at December 31, 2006 and 2005, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are entered into on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $12,933 at December 31, 2006 and $14,688 at December 31, 2005.  During 2006, the amount of new loans and renewals extended to such related parties was $22,250 and the total of loan repayments was $24,005.

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11).  As of December 31, 2006, the amount of such pledged loans amounted to $218,818.

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2006	2005	2004
Nonaccrual Loans	$2,038	$1,875	$2,103
Loans Past Due 90 or More Days and Still Accruing Interest	739	373	6
Total Nonperforming Loans	$2,777	$2,248	$2,109

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2006	2005	2004
Gross Interest That Would Have Been Earned Under Original Terms	$160	$156	$161
Interest Included in Income	126	81	115

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2006	2005	2004
Balance at Beginning of Year	$12,241	$12,046	$11,842
Provision for Loan Losses	826	1,030	1,020
Recoveries	348	293	246
Charge-Offs	(1,137)	(1,128)	(1,062)
Balance at End of Year	$12,278	$12,241	$12,046

The balance of impaired loans, within the scope of SFAS No. 114, was $708 and $512 at December 31, 2006 and 2005, respectively.  The allowance for loan losses included $0 and $96 allocated to impaired loans at the same respective dates.  The average recorded investment in impaired loans for 2006, 2005 and 2004 was $341, $512 and $236, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2006 and 2005 is presented below:

	2006	2005
Land and Bank Premises	$20,282	$19,746
Equipment, Furniture and Fixtures	13,961	13,681
Leasehold Improvements	638	562
Total Cost	34,881	33,989
Accumulated Depreciation and Amortization	(19,273)	(18,105)
Net Premises and Equipment	$15,608	$15,884

Amounts charged to expense for depreciation and amortization totaled $1,260, $1,230 and $1,208 in 2006, 2005 and 2004, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

The balance of other real estate owned was $248 at December 31, 2006 and was comprised of one commercial property of $200 and one residential real estate property of $48.  There was no other real estate owned at December 31, 2005.  Repossessed assets totaled $144 and $124 at December 31, 2006 and 2005, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

INTANGIBLE ASSETS OTHER THAN GOODWILL (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2006, 2005 and 2004:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2006	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(684)	(130)	(49)	(71)	(934)
Net Carrying Amount, December 31, 2006	$1,563	$176	$ 68	$615	$2,422

Gross Carrying Amount, December 31, 2005	$2,247	$283	$117	$686	$3,333
Accumulated Amortization	(307)	(79)	(25)	(37)	(448)
Net Carrying Amount, December 31, 2005	$1,940	$204	$ 92	$649	$2,885

Gross Carrying Amount, December 31, 2004	$ 560	$236	$117	$686	$1,599
Accumulated Amortization	(538)	(38)	(2)	(2)	(580)
Net Carrying Amount, December 31, 2004	$ 22	$198	$115	$684	$1,019

Amortization Expense:
2006	$377	$51	$24	$34	$486
2005	329	41	23	35	427
2004	37	27	2	2	68
Estimated Annual Amortization Expense:[1,2,3,4]
2007	$337	$51	$24	$ 35	$447
2008	296	51	23	35	405
2009	255	40	21	34	350
2010	214	24		34	272
2011	175	9		34	218
Later Years	286	1		443	730

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

During 2005, Arrow acquired three branches in one transaction and recorded a core deposit intangible asset of $2,247.  During 2004, Arrow acquired all the common stock of an insurance agency and at the date of acquisition recorded intangible assets for a non-compete covenant of $117 and for the value of the existing customer base of $686.  During 2006, no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2006:

	Time Deposits of $100,000 or More	Other Time Deposits
2007	$177,544	$209,935
2008	3,360	17,665
2009	4,535	15,780
2010	2,037	7,010
2011	301	5,448
2012 and Beyond	---	158
Total	$187,777	$255,996

The carrying value of time deposits at December 31, 2006 and 2005 was $443,773 and $375,798, respectively. The estimated fair value of time deposits at December 31, 2006 and 2005 was $441,496 and $373,171, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLB yield curve, which is considered representative of Arrow’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2006	2005	2004
Balance at December 31	$47,566	$41,195	$42,256
Maximum Month-End Balance	53,967	74,203	58,555
Average Balance During the Year	45,381	48,810	46,597
Average Rate During the Year	2.47%	1.48%	0.79%
Rate at December 31	2.50%	1.90%	0.83%

Other Short-Term Borrowings:
Balance at December 31	$ 758	$1,859	$1,720
Maximum Month-End Balance	2,013	1,859	3,021
Average Balance During the Year	663	684	836
Average Rate During the Year	4.65%	3.06%	1.06%
Rate at December 31	5.01%	3.93%	2.03%

Average Aggregate Short-Term Borrowing Rate During the Year	2.50%	1.51%	0.79%

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

NOTE 11:

FHLB ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the Federal Home Loan Bank (FHLB) each in the amount of $121,436.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock.  Participation in the FHLB program requires an investment in FHLB stock.  The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $7,182 and $8,499 at December 31, 2006 and 2005, respectively.  Arrow also borrows longer-term funds from the FHLB.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLB stock held by Arrow.  The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2006 and 2005 amounted to $236,599 and $235,169, respectively.  The table below presents information applicable to FHLB advances as of December 31, 2006 and 2005:

2006 Amount	2005 Amount	Effective Rate	First Call Date	Call Frequency	Maturity Date
$ ---	$ 2,000	4.30%	---	Overnight	01/02/2006
5,000	---	4.82%	01/28/2007	Quarterly	07/28/2011
5,000	---	4.91%	07/28/2007	Quarterly	07/28/2011
10,000	10,000	3.88%	10/06/2007	Quarterly	10/06/2015
10,000	10,000	4.24%	10/06/2007	Quarterly	10/06/2010
10,000	---	4.76%	11/27/2007	Quarterly	11/27/2009
10,000	---	4.53%	12/04/2007	Quarterly	12/04/2009
10,000	10,000	4.41%	12/19/2007	Quarterly	12/19/2010
5,000	5,000	5.43%	03/11/2001	One-Time	03/11/2008
10,000	---	5.03%	04/28/2008	One-Time	04/28/2011
10,000	---	5.07%	05/19/2008	One-Time	05/19/2011
10,000	10,000	4.32%	10/06/2008	One-Time	10/09/2012
10,000	---	5.20%	05/19/2009	One-Time	05/19/2011
10,000	10,000	5.12%	02/14/2004	One-Time	02/14/2011
10,000	10,000	5.18%	02/23/2004	One-Time	02/23/2011
---	10,000	4.80%	---	---	03/01/2006
---	10,000	4.41%	---	---	04/05/2006
---	10,000	4.46%	05/18/2006	Quarterly	11/18/2007
---	10,000	4.44%	05/25/2006	Quarterly	11/26/2007
---	10,000	4.44%	06/03/2006	One Time	06/04/2012
---	10,000	3.67%	10/06/2006	Quarterly	10/06/2015
---	10,000	2.89%	---	---	11/17/2006
---	20,000	4.22%	11/30/2006	Quarterly	11/30/2010
$125,000	$157,000

The estimated fair value of FHLB advances was $124,887 and $156,851 at December 31, 2006 and 2005, respectively.  The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.  The table below presents the amounts of FHLB advances maturing in the next five years and beyond:

Final Maturity	Amount
2007	$ ---
2008	5,000
2009	20,000
2010	20,000
2011	60,000
Beyond	20,000
Total FHLB Advances	$125,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2006, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and as “Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures” on the Consolidated Income Statements.

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

Arrow's primary source of funds to pay interest on the debentures held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2006, 2005 and 2004 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

The estimated fair value of the outstanding trust preferred securities and underlying junior subordinated debentures was $19,887 and $20,007 at December 31, 2006 and 2005, respectively.  The fair value of these securities was estimated based on the discounted value of contractual cash flows.  The discount rate utilized in the estimate was the published yield on seasoned BAA corporate debt securities on the date of valuation.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE LOSS (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2006	2005
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,238)	$ (796)
Net Unrealized Securities Holding Losses	(3,727)	(3,767)
Total Accumulated Other Comprehensive Loss	$(7,965)	$(4,563)

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2006.  All share and per share amounts have been adjusted for the 2006 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2006:
Basic EPS	$16,892	10,604	$1.59
Dilutive Effect of Stock Options	---	141
Diluted EPS	$16,892	10,745	$1.57
For the Year Ended December 31, 2005:
Basic EPS	$18,639	10,732	$1.74
Dilutive Effect of Stock Options	---	182
Diluted EPS	$18,639	10,914	$1.71
For the Year Ended December 31, 2004:
Basic EPS	$19,478	10,738	$1.81
Dilutive Effect of Stock Options	---	257
Diluted EPS	$19,478	10,995	$1.77

During a portion of 2006, options to purchase 67 shares of common stock at an average price of $30.18 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Antidilutive shares for 2005 and 2004 were 68 shares at an average price of $30.18 per share and 68 shares at an average price of $30.18, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2006, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $29,856.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006 and 2005, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

NOTE 15:

REGULATORY MATTERS (Continued)

As of December 31, 2006, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2006 and 2005:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Arrow	$143,763	14.3%	$80,427	8.0%	$100,534	10.0%
Glens Falls National	122,621	14.6%	67,190	8.0%	83,987	10.0%
Saratoga National	21,142	12.9%	13,111	8.0%	16,389	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	131,410	13.1%	40,125	4.0%	60,188	6.0%
Glens Falls National	112,421	13.4%	33,559	4.0%	50,338	6.0%
Saratoga National	18,485	11.2%	6,602	4.0%	9,903	6.0%
Tier I Capital (to Average Assets):
Arrow	131,410	8.6%	61,121	4.0%	61,121	4.0%
Glens Falls National	112,421	8.6%	52,289	4.0%	65,361	5.0%
Saratoga National	18,485	8.6%	8,598	4.0%	10,747	5.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Arrow	$138,043	13.8%	$80,083	8.0%	$100,104	10.0%
Glens Falls National	119,707	14.3%	66,782	8.0%	83,478	10.0%
Saratoga National	20,381	12.2%	13,365	8.0%	16,706	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	125,799	12.6%	40,063	4.0%	60,095	6.0%
Glens Falls National	109,526	13.1%	33,392	4.0%	50,088	6.0%
Saratoga National	17,121	10.3%	6,681	4.0%	10,022	6.0%
Tier I Capital (to Average Assets):
Arrow	125,799	8.4%	60,263	4.0%	60,263	4.0%
Glens Falls National	109,526	8.4%	52,217	4.0%	65,272	5.0%
Saratoga National	17,121	8.3%	8,271	4.0%	10,339	5.0%

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  For the qualified pension plan, the fair value of the plan’s assets, at $29,317, exceeded the projected benefit obligation by $4,812 at December 31, 2006.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States.  The Act introduced a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D under the Act.  In the following tables, the accumulated non-pension postretirement benefit obligation and net periodic non-pension postretirement benefit cost reflect the amount associated with the subsidy.

As discussed in Note 1, Arrow adopted SFAS No. 158 effective December 31, 2006.  The following table details the impact of the adoption of SFAS No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006.

	At December 31, 2006
	Before Adoption	Adjustments	After Adoption
Other Assets, including prepaid expenses	$ 26,869	$(4,677)	$ 22,192
Total Assets	1,524,894	(4,677)	1,520,217
Other Liabilities, including accrued expenses	23,601	1,235	22,366
Total Liabilities	1,400,852	1,235	1,402,087
Accumulated Other Comprehensive Loss, Net of Tax	(4,523)	(3,442)	(7,965)
Total Shareholders’ Equity	121,572	(3,442)	118,130

The following table sets forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

NOTE 16:

RETIREMENT PLANS (Continued)

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit Obligation at January 1	$27,426	$25,549	$7,232	$8,956
Service Cost	1,120	1,132	180	113
Interest Cost	1,498	1,479	428	386
Plan Participants’ Contributions	---	---	209	186
Amendments	49	---	(181)	(875)
Actuarial (Gain) Loss	(1,242)	696	(510)	(943)
Medicare Part D Prescription Drug Federal Subsidy	---	---	38	---
Benefits Paid	(1,183)	(1,430)	(536)	(591)
Benefit Obligation at December 31[1]	$27,668	$27,426	$6,860	$7,232

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$25,080	$24,423	$ ---	$ ---
Actual Return on Plan Assets	3,034	1,013	---	---
Employer Contributions	2,386	1,074	327	405
Plan Participants’ Contributions	---	---	209	186
Medicare Part D Prescription Drug Federal Subsidy	---	---	(38)	---
Benefits Paid	(1,183)	(1,430)	(498)	(591)
Fair Value of Plan Assets at December 31	$29,317	$25,080	$ ---	$ ---

Funded Status	$ 1,649	$(2,346)	$(6,860)	$(7,232)
[1] Represents the projected benefit obligation for pension benefits and the accumulated benefit obligations for postretirement benefits.

The components of accumulated other comprehensive income related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31, 2006 are summarized below.  We expect that $346 of net actuarial loss and $183 of prior service credit, included in accumulated other comprehensive income at December 31, 2006, will be recognized as components of net periodic benefit cost in 2007.

	Pension Benefits	Postretirement Benefits
Net Actuarial Loss	$6,751	$1,834
Prior Service Credit	(1,026)	(511)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$5,725	$1,323

At December 31, 2006 and 2005, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $23,503 and $22,488, respectively, which compared with total plan assets of $29,317 and $25,080, respectively.  At December 31, 2006 and 2005, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $3,163 and $3,359, respectively, which compared with no plan assets at December 31, 2006 and 2005.

NOTE 16:

RETIREMENT PLANS (Continued)

Information concerning the funded status of the pension plans and other postretirement benefit plans and the amounts recognized in the consolidated balance sheet at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized as follows:

	Pension Benefits	Postretirement Benefits
Funded Status	$(2,346)	$(7,232)
Unrecognized Transition Obligation	---	193
Unrecognized Prior Service Cost	(1,177)	(499)
Unrecognized Net Loss	9,300	2,513
Additional Minimum Liability	(1,324)	---
Net Amount Recognized	$4,453	$(5,025)

Components of Net Amount Recognized:
Prepaid Benefit Cost	$7,812	$ ---
Accrued Benefit Liability	(2,035)	(5,025)
Intangible Asset	(1,324)	---
Net Amount Recognized	$4,453	$(5,025)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Service Cost	$1,120	$1,132	$1,011	$180	$113	$199
Interest Cost	1,498	1,479	1,389	428	386	491
Expected Return on Plan Assets	(2,246)	(2,143)	(2,093)	---	---	---
Amortization of Prior Service Credit	(102)	(102)	(123)	(3)	(52)	(24)
Amortization of Transition Obligation	---	---	---	28	29	111
Amortization of Net Loss	524	466	326	121	120	180
Net Periodic Benefit Cost	$ 794	$ 832	$ 510	$754	$596	$957

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	5.85%	5.50%	5.75%	5.85%	5.50%	5.75%
Rate of Compensation Increase	3.50%	3.50%	3.50%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	4.75%	5.25%	---	---	---
Interest Rate to Annuitize Cash Balance Account	4.75%	4.75%	5.25%	---	---	---

NOTE 16:

RETIREMENT PLANS (Continued)

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.50%	5.75%	6.00%	5.50%	5.75%	6.00%
Expected Long-Term Return on Plan Assets	8.75%	9.00%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	---	---	---
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	5.25%	5.25%	---	---	---
Interest Rate to Annuitize Cash Balance Account	4.75%	5.25%	5.25%	---	---	---

The expected long-term rate of return on plan assets is based on the return of the portfolio as a whole and not the sum of the returns on individual asset categories. This expected return of 8.75% for the year ended December 31, 2006 was based principally on Arrow’s ten-year time-weighted historical return of 8.95% with an adjustment for expected returns. This was reduced from the 9.00% expected return utilized for the years ended December 31, 2005 and 2004.

The discount rate is based on the Citigroup Pension Discount Curve as adjusted to provide the necessary cash flows for the payment of benefits when due. This discount rate utilized for the year ended December 31, 2006 was reduced to 5.50% from the 5.75% rate used for the year ended December 31, 2005.

The following table presents management’s estimated benefit payments for the next ten years:

Estimated Future Benefit Payments
	Qualified	Non-Qualified	Postretirement Plan
Payment Period	Pension Plans	Pension Plan	Gross	Subsidy
2007	$ 928	$ 276	$ 475	$(47)
2008	1,014	277	494	(53)
2009	1,129	272	520	(57)
2010	1,216	275	536	(63)
2011	1,287	243	539	(43)
2012-2016	10,225	2,366	2,769	(184)

Assumed Health Care Cost Trend Rates at December 31
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits		Dental
	2006	2005	2006	2005	2006	2005	2006	2005
Health Care Cost Trend Rate Assumed for Next Year	9.00%	10.00%	7.50%	8.00%	11.00%	12.00%	5.50%	5.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.50%	5.50%
Year that the Rate Reaches the Ultimate Trend Rate	2013	2013	2012	2012	2013	2013	2006	2005

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2006	$ 30	$(25)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2006	351	(301)

NOTE 16:

RETIREMENT PLANS (Continued)

Arrow’s pension plan weighted-average asset allocations at December 31, 2006, and 2005, by asset category are as follows:

	Plan Assets At December 31,
	2006	2005
Asset Category:
Cash	6.7%	1.0%
Mortgages	0.2	0.3
Company Stock	8.5	5.3
Mutual Funds – Equity	66.8	73.8
Mutual Funds – Fixed Income	17.8	19.6
Total	100.0%	100.0%

At December 31, 2006 and 2005, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $16,995 and $16,846, respectively. At December 31, 2006 and 2005, plan assets also included 101 and 51 shares, respectively, of Arrow Financial Corporation common stock with a market value of $2,482 and $1,334, respectively.  During the respective years, the plan received $73 and $46 from cash dividends on Arrow’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

Pension Plan Investment Policies and Strategies:

 Return Requirements:

The portfolio should achieve an inflation-protected rate of return at least equal to the actuarial assumption.

Risk Tolerance:

The Plan has the flexibility to accept an average to above-average degree of risk.  Key factors to consider in reaching conclusions regarding risk tolerance are: (i) The pension plan must meet ERISA prudence requirements, which apply to the entire portfolio, not just its individual component securities, (ii) The expected long-term return on plan assets is reasonable relative to historic results over the last ten years, (iii) The salary progression rate is in line with past results, (iv) The plan is valued annually, (v) Arrow’s average employee age is reasonably low (45), and the time horizon is long, and (vi) The Plan’s operating results have been relatively strong and consistent.

Asset Allocation:

The Plan’s limited liquidity requirements permit a low level of short-term reserves, which in any event do not meet the plan’s 8.00% return requirement.  All of the constraints suggest that moderate emphasis on common stocks is appropriate.  With historically low interest rates, a lower weighting in bonds is appropriate.  A separate asset allocation policy is reviewed by the Board on a regular basis and documented.

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

The fixed income portion of the plan will be invested in U.S. dollar denominated investment grade bonds or debt securities and fixed income mutual funds.  Individual fixed income securities shall be rated within the top four ratings categories by nationally recognized ratings agencies such as Moody’s and Standard & Poor’s.  The individual fixed income portfolio will maintain a dollar-weighted average quality of “A” or better and an average dollar-weighted maturity between 1 and 10 years.  The individual fixed income portion will be invested without regard to industry or sector based on analysis of each target security’s structural and repayment features, current pricing and trading opportunities as well as credit quality of the issuer.  Individual bonds with ratings that fall below the portfolio’s rating requirements will be sold only when it is in the best interests of the plan.

NOTE 16:

RETIREMENT PLANS (Continued)

Cash Flows

Arrow will review the funding of its qualified plan during 2007 and will make a contribution, if appropriate.  The expected 2007 contribution for the nonqualified plan is $278.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $428 for 2007.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $105, $464 and $853 in 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2011.  Arrow’s ESOP expense amounted to $502, $196 and $500 in 2006, 2005 and 2004, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2006 were as follows:

Allocated Shares	746
Shares Released for Allocation During 2006	22
Unallocated Shares	63
Total ESOP Shares	831

Market Value of Unallocated Shares	$1,551

Under the employee stock purchase plan (“ESPP”), employees may purchase shares of Arrow’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 5% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings in accordance with SFAS No. 123(R).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.

Arrow also sponsors a Long-Term Incentive Award Plan and a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $250, $323 and $667 for 2006, 2005 and 2004, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2006, approximately 184,000 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period, however, in December 2005 Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period due to the required adoption of FASB Statement 123(R) on January 1, 2006.

A summary of the status of Arrow’s stock option plans as of December 31, 2006 and changes during the year then ended is presented below (all share and per share data have been adjusted for the September 2006 3% stock dividend).

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	553,251	$19.30
Granted	45,000	24.87
Exercised	(61,647)	11.74
Forfeited	(1,545)	26.54
Outstanding at December 31, 2006	535,059	20.61	5.1	$2,188
Exercisable at December 31, 2006	490,059	20.22	4.7	2,196
Expected to Vest	43,403	24.87	9.9	---

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were as follows:

	Years Ended December 31,
	2006	2005	2004
Proceeds From Stock Options Exercised	$724	$ 981	$ 993
Tax Benefits Related to Stock Options Exercised	315	684	409
Intrinsic Value of Stock Options Exercised	855	1,761	2,011

The following table summarizes information about Arrow’s stock options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price
$11.00-$12.99	44,707	4.0	$12.35	44,707	$12.35
$13.00-$14.99	109,138	2.4	13.70	109,138	13.70
$15.00-$16.99	56,090	0.9	15.85	56,090	15.85
$19.00-$20.99	75,565	5.0	19.79	75,565	19.79
$23.00-$24.99	118,103	7.5	24.85	73,103	24.83
$25.00-$26.99	64,624	7.0	25.47	64,624	25.47
$30.18	66,832	8.0	30.18	66,832	30.18
	535,059	5.1	20.61	490,059	20.22

NOTE  19:

SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of Arrow adopted a shareholder rights plan.  The plan provides for the distribution of one preferred stock purchase right for each outstanding share of common stock of Arrow.  Each right entitles the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $34.48 (adjusted for stock dividends and stock splits) per unit, subject to adjustment.  The rights will not be exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquires, or commences a tender offer to acquire, 20% or more of Arrow’s common stock.  Rights held by such an acquiring person or persons may thereafter become void.  Under certain circumstances a right may become a right to purchase common stock or assets of Arrow or common stock of an acquiring corporation at a substantial discount.  Under certain circumstances, Arrow may redeem the rights at $.01 per right.  The rights will expire in April 2007 unless earlier redeemed or exchanged by Arrow.

NOTE 20:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2006	2005	2004
Legal and Other Professional Fees	$1,365	$1,393	$1,225
Computer Services	1,352	1,270	1,365
Postage	1,258	1,196	1,090
Stationery and Printing	853	1,035	864
Telephone and Communications	679	735	716
Advertising and Promotion	658	700	639
Intangible Asset Amortization (see Notes 1 and 8)	435	387	41
FDIC and Other Insurance	366	359	356
Charitable Contributions	153	164	170
All Other	1,563	1,468	1,339
Total Other Operating Expense	$8,682	$8,707	$7,805

NOTE 21:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2006	2005	2004
Federal	$6,264	$7,134	$7,433
State	516	779	929
Total Current Tax Expense	6,780	7,913	8,362
Deferred Tax Expense
Federal	236	154	531
State	108	36	66
Total Deferred Tax Expense	344	190	597
Total Provision for Income Taxes	$7,124	$8,103	$8,959

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2006, 2005 and 2004 to pre-tax income as a result of the following:

	2006	2005	2004
Computed Tax Expense at Statutory Rate	$8,406	$9,360	$9,953
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(1,730)	(1,757)	(1,747)
Nondeductible Interest Expense	193	151	119
State Taxes, Net of Federal Income Tax Benefit	406	533	647
Other Items, Net	(151)	(184)	(13)
Total Provision for Income Taxes	$7,124	$8,103	$8,959

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

Deferred Tax Assets:	2006	2005
Allowance for Loan Losses	$ 4,775	$ 4,761
Pension and Deferred Compensation Plans	3,416	3,160
Pension Liability (Included in Other Comprehensive Income)	2,811	528
Net Unrealized Losses on Securities Available-for-Sale	2,472	2,498
Other	250	272
Total Gross Deferred Tax Assets	13,724	11,219

Deferred Tax Liabilities:
Pension Plans	3,772	3,123
Depreciation	633	709
Deferred Income	2,159	2,473
Goodwill	2,026	1,677
Other	---	15
Total Gross Deferred Tax Liabilities	8,590	7,997
Net Deferred Tax Assets (Included in Other Assets)	$5,134	$3,222

Management believes that the realization of the recognized net deferred tax assets at December 31, 2006 and 2005 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2006 and 2005.

NOTE 22:

LEASE COMMITMENTS (In Thousands)

At December 31, 2006, Arrow was obligated under a number of noncancelable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2006 were as follows:

Operating Leases
2007	$ 271
2008	275
2009	273
2010	219
2011	220
Later Years	1,324
Total Minimum Lease Payments	$2,582

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

Commitments to extend credit were $129,570 and $142,299 at December 31, 2006 and 2005, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

FASB Interpretation No. 45 (“FIN No. 45”), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" requires certain disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope.  Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES

(Continued)

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $2,930 and $2,984 at December 31, 2006 and 2005, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2006 and 2005 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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

In the normal course of business, Arrow and its subsidiary banks become involved in a variety of routine legal proceedings.  At present, there are no legal proceedings pending or threatened, which in the opinion of management and counsel, would result in a material loss to Arrow.

NOTE 24:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$108,498	$108,270	$118,123	$118,495
Net Loans (Note 4)	996,721	983,321	984,304	971,835
Time Deposits (Note 9)	443,773	441,496	375,798	373,171
FHLB Advances (Note 11)	125,000	124,887	157,000	156,851
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	19,887	20,000	20,007

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2006	2005
Interest-Bearing Deposits with Subsidiary Banks	$ 253	$ 382
Securities Available-for-Sale	1,036	491
Investment in Subsidiaries at Equity	138,898	139,121
Other Assets	3,898	3,921
Total Assets	$144,085	$143,915

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	5,955	6,494
Total Liabilities	25,955	26,494
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	118,130	117,421
Total Liabilities and Shareholders’ Equity	$144,085	$143,915

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2006	2005	2004
Dividends from Bank Subsidiaries	$14,250	$ 6,100	$ 6,975
Interest and Dividends on Securities Available-for-Sale	22	32	41
Other Income (Including Management Fees)	931	645	758
Net Gains on the Sale of Securities Available-for-Sale	12	45	11
Total Income	15,215	6,822	7,785

Expense:
Interest Expense	1,450	1,270	1,208
Salaries and Benefits	249	219	202
Occupancy and Equipment	2	3	4
Other Expense	634	632	763
Total Expense	2,335	2,124	2,177
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,880	4,698	5,608
Income Tax Benefit	722	746	579
Income Before Equity in Undistributed
Net Income of Subsidiaries	13,602	5,444	6,187
Equity in Undistributed Net Income of Subsidiaries	3,290	13,195	13,291
Net Income	$16,892	$18,639	$19,478

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net Income	$16,892	$18,639	$19,478
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(3,290)	(13,195)	(13,291)
Net Gains on the Sale of Securities Available-for-Sale	(12)	(45)	(11)
Gain of the Sale of Property	(148)	---	---
Shares Issued Under the Directors’ Stock Plan	130	120	75
Stock-Based Compensation Expense	5	---	---
Compensation Expense for Allocated ESOP Shares	259	195	405
Common Stock Purchased by ESOP	301	178	411
Changes in Other Assets and Other Liabilities	(460)	84	86
Net Cash Provided by Operating Activities	13,677	5,976	7,153
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	429	469	160
Purchases of Securities Available-for-Sale	(1,044)	(512)	(202)
Proceeds from the Sale of Property	326	---	---
Net Cash Used in Investing Activities	(289)	(43)	(42)
Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees’ Stock Purchase Plan	1,224	1,558	1,591
Proceeds from Issuance of Trust Preferred Securities	---	---	10,000
Repayment of Trust Preferred Security	---	---	(5,000)
Tax Benefit for Disposition of Stock Options	315	684	409
Purchase of Treasury Stock	(5,127)	(7,528)	(2,453)
Cash Dividends Paid	(9,929)	(9,558)	(9,000)
Net Cash Used in Financing Activities	(13,517)	(14,844)	(4,453)
Net (Decrease) Increase in Cash and Cash Equivalents	(129)	(8,911)	2,658
Cash and Cash Equivalents at Beginning of the Year	382	9,293	6,635
Cash and Cash Equivalents at End of the Year	$ 253	$ 382	$ 9,293

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$1,450	$1,270	$1,208
Non-cash Investing and Financing Activities:
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	40	(4,547)	(576)
Shares Issued for CFG Acquisition	41	91	1,908
Change in the Minimum Pension Liability, Net of Tax	---	(446)	(79)
Adjustment to Initially Apply SFAS No. 158, Net of Tax	(3,442)	---	---

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

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2006 and 2005 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.  Earnings per share amounts have been adjusted for the 2006 3% stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,332	$20,008	$20,440	$20,831
Net Interest Income	11,482	11,496	11,547	11,343
Provision for Loan Losses	273	101	186	266
Net Securities (Losses) Gains	---	(118)	---	16
Income Before Provision for Income Taxes	5,781	6,116	6,189	5,930
Net Income	4,059	4,277	4,261	4,295

Basic Earnings Per Common Share	.38	.40	.40	.41
Diluted Earnings Per Common Share	.38	.40	.40	.40

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$16,867	$17,776	$18,294	$19,190
Net Interest Income	11,804	12,155	12,136	11,918
Provision for Loan Losses	232	176	218	404
Net Securities Gains	64	125	151	24
Income Before Provision for Income Taxes	6,381	6,686	6,999	6,676
Net Income	4,430	4,680	4,839	4,690

Basic Earnings Per Common Share	.41	.44	.45	.44
Diluted Earnings Per Common Share	.40	.43	.44	.43

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2006.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein on page 51.

Item 9B. Other Information – None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Nominees For Director and Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Committees” of Arrow’s Proxy Statement for its Annual Meeting of Shareholders to be held April 25, 2007 (the “2007 Proxy Statement”), which sections are incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.H., of this Report, “Executive Officers of the Registrant.”  Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link “Corporate Governance.”

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Nonqualified Deferred Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Plan,” “Pension Benefits Table,” “Compensation of Directors,” “Director Compensation Table,” “Agreements with Executive Officers,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” of the 2007 Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of the Company” and ”Nominees for Director and Directors Continuing in Office” of the 2007 Proxy Statement, which sections are incorporated herein by reference, and in the section entitled “Equity Compensation Plan Information” in Part II of this Form 10-K on page 14.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Transactions with Directors, Officers and Associated Persons,” “Corporate Governance” and “Board Independence” of the 2007 Proxy Statement, which section is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions “Ratification of the Independent Auditors” and “Independent Auditors’ Fees” of the 2007 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 3.(a).
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, Exhibit 3.(ii).
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

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14.

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.14	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2007.*
10.15	Consulting Agreement between the Registrant and John J. Murphy dated January 1, 2007.
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 12, 2007	By /s/ Thomas L. Hoy Thomas L. Hoy Chairman, President and Chief Executive Officer
Date: March 12, 2007	By: /s/ Terry R Goodemote Terry R. Goodemote Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2007 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt Jan-Eric O. Bergstedt Director	/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman, President and CEO
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ Michael F. Massiano Michael F. Massiano Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director and Vice Chairman	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

 EXHIBITS INDEX

Exhibit Number	Exhibit
10.14	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2007.*
10.15	Consulting Agreement between the Registrant and John J. Murphy dated January 1, 2007.
21	Subsidiaries of Arrow
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.