Form 10-Q
period 2007-03-31
ARROW FINANCIAL CORP
filed 2007-05-10
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding as of April 30, 2007
Common Stock, par value $1.00 per share		10,424,388

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2007

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2007 Unaudited	December 31, 2006
ASSETS
Cash and Due from Banks	$ 36,691	$ 34,995
Federal Funds Sold	33,000	9,000
Cash and Cash Equivalents	69,691	43,995
Securities Available-for-Sale	307,836	315,886
Securities Held-to-Maturity (Approximate Fair Value of $107,126 at March 31, 2007 and $108,270 at December 31, 2006)	107,366	108,498
Loans	1,014,592	1,008,999
Allowance for Loan Losses	(12,298)	(12,278)
Net Loans	1,002,294	996,721
Premises and Equipment, Net	16,172	15,608
Other Real Estate and Repossessed Assets, Net	307	392
Goodwill	14,614	14,503
Other Intangible Assets, Net	2,303	2,422
Other Assets	22,571	22,192
Total Assets	$1,543,154	$1,520,217
LIABILITIES
Deposits:
Demand	$ 184,094	$ 183,492
Regular Savings, N.O.W. & Money Market Deposit Accounts	582,554	559,132
Time Deposits of $100,000 or More	174,282	187,777
Other Time Deposits	262,851	255,996
Total Deposits	1,203,781	1,186,397
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	46,275	47,566
Other Short-Term Borrowings	29	758
Federal Home Loan Bank Advances	135,000	125,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	19,689	22,366
Total Liabilities	1,424,774	1,402,087
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,299,556 Shares Issued at March 31, 2007 and December 31, 2006)	14,300	14,300
Surplus	151,282	150,919
Undivided Profits	19,218	17,619
Unallocated ESOP Shares (106,684 Shares at March 31, 2007 and 62,811 Shares at December 31, 2006)	(2,042)	(862)
Accumulated Other Comprehensive Loss	(7,095)	(7,965)
Treasury Stock, at Cost (3,700,604 Shares at March 31, 2007 and 3,649,803 Shares at December 31, 2006)	(57,283)	(55,881)
Total Shareholders’ Equity	118,380	118,130
Total Liabilities and Shareholders’ Equity	$1,543,154	$1,520,217

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,957	$14,767
Interest on Federal Funds Sold	251	30
Interest and Dividends on Securities Available-for-Sale	3,574	3,472
Interest on Securities Held-to-Maturity	1,034	1,063
Total Interest and Dividend Income	20,816	19,332
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,160	1,510
Other Deposits	5,214	4,003
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	321	203
Other Short-Term Borrowings	4	8
Federal Home Loan Bank Advances	1,567	1,799
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	348	327
Total Interest Expense	9,614	7,850
NET INTEREST INCOME	11,202	11,482
Provision for Loan Losses	94	273
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,108	11,209
OTHER INCOME
Income from Fiduciary Activities	1,453	1,303
Fees for Other Services to Customers	1,882	1,804
Insurance Commissions	501	422
Other Operating Income	176	197
Total Other Income	4,012	3,726
OTHER EXPENSE
Salaries and Employee Benefits	5,317	5,471
Occupancy Expense of Premises, Net	812	805
Furniture and Equipment Expense	755	757
Other Operating Expense	2,477	2,121
Total Other Expense	9,361	9,154
INCOME BEFORE PROVISION FOR INCOME TAXES	5,759	5,781
Provision for Income Taxes	1,628	1,722
NET INCOME	$ 4,131	$ 4,059
Average Shares Outstanding:
Basic	10,564	10,669
Diluted	10,646	10,824
Per Common Share:
Basic Earnings	$ .39	$ .38
Diluted Earnings	.39	.38

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,131	---	---	---	4,131
Net Pension Plan Actuarial Loss	---	---	---	---	---	34	---	34
Net Pension Plan Prior Service Credit	---	---	---	---	---	(28)	---	(28)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,431)	---	---	---	---	---	864	---	864
Comprehensive Income								5,001

Cash Dividends Paid, $.24 per Share	---	---	---	(2,532)	---	---	---	(2,532)
Stock Options Exercised (14,058 Shares)	---	---	2	---	---	---	215	217
Shares Issued Under the Directors’ Stock Plan (62 Shares)	---	---	1	---	---	---	1	2
Shares Issued Under the Employee Stock Purchase Plan (5,004 Shares)	---	---	37	---	---	---	77	114
Stock-Based Compensation Expense	---	---	16	---	---	---	---	16
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	225	---	320	---	---	545
Acquisition of Subsidiary (4,317 Shares)	---	---	45	---	---	---	66	111
Purchase of Treasury Stock (74,242 Shares)	---	---	---	---	---	---	(1,761)	(1,761)
Balance at March 31, 2007	14,299,556	$14,300	$151,282	$19,218	$(2,042)	$(7,095)	$(57,283)	$118,380

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,059	---	---	---	4,059
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $2,965)	---	---	---	---	---	(1,783)	---	(1,783)
Comprehensive Income								2,276

Cash Dividends Declared, $.233 per Share	---	---	---	(2,480)	---	---	---	(2,480)
Stock Options Exercised (1,996 Shares)	---	---	9	---	---	---	17	26
Shares Issued Under the Employee Stock Purchase Plan (4,685 Shares)	---	---	74	---	---	---	41	115
Allocation of ESOP Stock (21,969 Shares)	---	---	269	---	301	---	---	570
Purchase of Treasury Stock (51,063 Shares)	---	---	---	---	---	---	(1,345)	(1,345)
Balance at March 31, 2006	13,883,064	$13,883	$139,794	$22,981	$ (862)	$(6,346)	$(52,867)	$116,583

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2007	2006
Operating Activities:
Net Income	$ 4,131	$ 4,059
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	94	273
Depreciation and Amortization	766	703
Compensation Expense for Allocated ESOP Shares	225	269
Loans Originated and Held-for-Sale	(797)	(4,092)
Proceeds from the Sale of Loans Held-for-Sale	174	3,318
Net Gains on the Sale of Loans	(5)	(43)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(4)	(6)
Contributions to Pension Plans	(123)	(64)
Deferred Income Tax Expense	30	11
Stock-Based Compensation Expense	16	---
Net Increase in Other Assets	(1,115)	(1,194)
Net Decrease in Other Liabilities	(2,548)	(235)
Net Cash Provided By Operating Activities	844	2,999
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	---	5,808
Proceeds from the Maturities and Calls of Securities Available-for-Sale	11,368	6,313
Purchases of Securities Available-for-Sale	(2,005)	(8,847)
Proceeds from the Maturities of Securities Held-to-Maturity	1,077	7,059
Net (Increase) Decrease in Loans	(5,197)	8
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	249	190
Purchases of Premises and Equipment	(901)	(416)
Net Cash Provided By Investing Activities	4,591	10,115
Financing Activities:
Net Increase in Deposits	17,384	3,823
Net Decrease in Short-Term Borrowings	(2,020)	(4,435)
Federal Home Loan Bank Advances	10,000	---
Federal Home Loan Bank Repayments	---	(12,000)
Tax Benefit for Disposition of Stock Options	37	---
Common Stock Purchased by ESOP	(1,500)	---
Allocation of ESOP Shares	320	301
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	333	141
Purchases of Treasury Stock	(1,761)	(1,345)
Cash Dividends Paid	(2,532)	(2,480)
Net Cash Provided By (Used In) Financing Activities	20,261	(15,995)
Net Increase (Decrease) in Cash and Cash Equivalents	25,696	(2,881)
Cash and Cash Equivalents at Beginning of Period	43,995	35,558
Cash and Cash Equivalents at End of Period	$69,691	$32,677
Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$8,494	$7,098
Income Taxes	5,902	3,100
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	158	172
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	864	(1,783)
Shares Issued for CFG Acquisition	111	---
Change in Pension Liability Recognized in Other Comprehensive Income	6	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2007

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2007; the results of operations for the three-month periods ended March 31, 2007 and 2006; the changes in shareholders’ equity for the three-month periods ended March 31, 2007 and 2006; and the cash flows for the three-month periods ended March 31, 2007 and 2006.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2006, included in Arrow’s 2006 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2007 and December 31, 2006:

	2007	2006
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,232)	$ (4,238)
Net Unrealized Securities Holding Losses	(2,863)	(3,727)
Total Accumulated Other Comprehensive Loss	$(7,095)	$(7,965)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2007 and 2006:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2007:
Basic EPS	$4,131	10,564	$.39
Dilutive Effect of Stock Options	---	82
Diluted EPS	$4,131	10,646	$.39
For the Three Months Ended March 31, 2006:
Basic EPS	$4,059	10,669	$.38
Dilutive Effect of Stock Options	---	155
Diluted EPS	$4,059	10,824	$.38

4.   Stock-Based Compensation Plans (Dollars In Thousands)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation” using the “modified prospective” method.  Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after December 31, 2005.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.  Under our 1998 Long-Term Incentive Plan, we granted options to purchase 45,000 shares of our common stock in 2006.  The amount expensed for the three-month period ending March 31, 2007 was $16.  There was no expense in the 2006 period.

No stock options have been granted in 2007, to date.  The weighted-average fair value of options granted during 2006 was $5.86.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield - 3.86%; expected volatility - 27.2%; risk free interest rate - 4.81%; and an expected life of 7.42 years.

Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

The following table presents the activity in Arrow’s stock option plans for the first quarter of 2007 and 2006:

	2007		2006
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	535,059	$20.61	553,251	$19.30
Granted	---	---	---	---
Exercised	(14,058)	15.53	(1,996)	13.10
Forfeited	---	---	---	---
Outstanding at March 31	521,001	20.75	551,255	19.32
Exercisable at March 31	475,954	20.36	551,255	19.32

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $1.8 million of standby letters of credit on March 31, 2007, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2007 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$216	$312	$ 44	$ 31
Interest Cost	289	408	105	104
Expected Return on Plan Assets	(442)	(591)	---	---
Amortization of Prior Service Credit	(30)	(28)	(15)	(14)
Amortization of Transition Obligation	---	---	---	8
Amortization of Net Loss	67	128	20	32
Net Periodic Benefit Cost	$100	$229	$154	$161

Arrow will review the current-year funding of its qualified pension plan later in 2007 and may make a contribution, if appropriate.  The expected contribution for the nonqualified pension plan is $288 for all of 2007.  The expected contribution for our postretirement benefit plan is estimated to be $322 for the 2007 year.

7. Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  The adoption of FIN 48 did not result in an increase or decrease to our income tax liability.  Our accounting policy calls for any interest expense and/or penalties related to the underpayment of income taxes to be recorded as a component of the provision for income taxes.  There was no material accrual for interest expense or penalties at January 1, 2007 or at March 31, 2007.

Also, there was no material interest expense or penalties recognized during the quarter ended March 31, 2007.  There were no material unrecognized tax benefits as a result of tax positions taken prior to January 1, 2007, or for the quarter ended March 31, 2007.  At March 31, 2007, tax returns for calendar years 2003 to 2005 were open to examination by the Internal Revenue Service.  During the second quarter of 2007, the New York State Department of Taxation and Finance began an examination of our bank franchise tax returns filed for 2003 to 2005, the only years open to examination.

8. Recently Issued Accounting Pronouncements

FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (FAS No. 159) issued in February 2007, permits entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method.  The election is irrevocable (unless a new election date occurs) and is applied only to entire instruments and not to portions of instruments.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.

On December 31, 2006, Arrow adopted the recognition requirements of SFAS Statement No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R).”  Issued in September 2006, SFAS No. 158 completed the first phase of FASB's comprehensive project to improve the accounting and reporting for defined benefit pension and other postretirement plans.  FAS No. 158 requires an employer to:

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

•

Recognize as a component of other comprehensive income (loss), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87, Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition assets or obligations remaining from the initial application of Statements 87 and 106, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those Statements.

•

Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheet (with limited exceptions).

•

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

Effective December 31, 2006, SFAS No. 158 required Arrow to recognize the overfunded or underfunded status of our single employer defined benefit postretirement plan as an asset or liability on its consolidated balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, were recognized as components of the ending balance of accumulated other comprehensive income (loss), net of tax.  Amortization subsequent to December 31, 2006 has been recognized as a component of other comprehensive income.

Arrow currently complies with the future requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end balance sheet.

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

For Arrow, FAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006.  FAS No. 155 did not have any material impact on Arrow’s results of operations or financial position for the quarter ending March 31, 2007.

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Albany, New York

May 8, 2007

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2007

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc., (a real estate investment trust, or REIT), all of which are subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 265 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 2006, and peer group data has been derived from such Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	18	2nd paragraph
	19	Last paragraph
	20	Last paragraph
Change in the level of loan losses and nonperforming loans and assets	21	1st paragraph under table
	22	1st paragraph
	23	2nd paragraph
Future level of residential real estate loans	19	1st paragraph
Impact of competition for indirect loans	19	5th paragraph
Liquidity	25	4th paragraph

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2006.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  As a parallel measure with Regulation G, the SEC stipulated in Item 10 of its Regulation S-K that public companies must make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report, which although commonly utilized by financial institutions have not been specifically exempted by the SEC, may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

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

Tangible Book Value per Share:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often a more meaningful comparative ratio than unadjusted book value per share.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2006 3% stock dividend.

	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Net Income	$4,131	$4,295	$4,261	$4,277	$4,059

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	---	10	---	(71)	---
Net Gains on Sales of Loans	3	7	5	7	26
Net Gains on the Sale of Premises	---	---	---	136	---

Period End Shares Outstanding	10,492	10,587	10,562	10,558	10,655
Basic Average Shares Outstanding	10,564	10,578	10,561	10,607	10,669
Diluted Average Shares Outstanding	10,646	10,700	10,710	10,749	10,824
Basic Earnings Per Share	.39	$.41	$.40	$.40	$.38
Diluted Earnings Per Share	.39	.40	.40	.40	.38
Cash Dividends Per Share	.24	.24	.23	.23	.23
Stock Dividends/Splits	---	---	3%	---	---

Average Assets	$1,525,423	$1,530,566	$1,515,722	$1,523,164	$1,519,810
Average Equity	118,532	120,097	116,683	115,626	117,439
Return on Average Assets	1.10%	1.11%	1.12%	1.13%	1.08%
Return on Average Equity	14.13	14.19	14.49	14.84	14.02

Average Earning Assets	$1,456,018	$1,458,211	$1,444,772	$1,454,397	$1,449,220
Average Paying Liabilities	1,202,593	1,203,444	1,190,138	1,207,062	1,205,953
Interest Income, Tax-Equivalent [1]	21,530	21,388	20,986	20,651	19,974
Interest Expense	9,614	9,488	8,893	8,512	7,850
Net Interest Income, Tax-Equivalent [1]	11,916	11,900	12,093	12,139	12,124
Tax-Equivalent Adjustment	714	557	546	643	642
Net Interest Margin [1]	3.32%	3.24%	3.32%	3.35%	3.39%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,361	$ 9,120	$ 9,202	$ 9,331	$ 9,154
Less: Intangible Asset Amortization	(106)	(107)	(106)	(106)	(117)
Net Noninterest Expense	$ 9,255	$ 9,013	$ 9,096	$ 9,225	$ 9,037
Net Interest Income, Tax-Equivalent [1]	$11,916	$11,900	$12,093	$12,139	$12,124
Noninterest Income	4,012	3,973	4,030	4,052	3,726
Less: Net Securities (Gains) Losses	---	(16)	---	118	---
Net Gross Income	$15,928	$15,857	$16,123	$16,309	$15,850
Efficiency Ratio [1]	58.11%	56.84%	56.42%	56.56%	57.02%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.62%	8.63%	8.51%	8.32%	8.46%
Total Shareholders’ Equity (i.e. Book Value)	$118,380	$118,130	$119,373	$114,746	$116,583
Book Value per Share	11.28	11.16	11.30	10.87	10.94
Intangible Assets	16,917	16,925	17,044	17,164	17,231
Tangible Book Value per Share[1]	9.67	9.56	9.69	9.24	9.32

Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.03%	.10%	.07%	.04%	.11%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.04	.11	.07	.04	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.21	1.22	1.24	1.23	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	603.43	442.12	928.41	931.30	988.94
Nonperforming Loans as a Percentage of Loans, Period-end	.20	.28	.13	.13	.12
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.21	.11	.09	.09

1 See “Use of Non-GAAP Financial Measures” on page 12.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 12)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2007			2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 19,378	$ 251	5.25%	$ 2,733	$ 30	4.45%

Securities Available-for-Sale:
Taxable	295,052	3,340	4.59	322,547	3,384	4.25
Non-Taxable	22,886	351	6.22	9,636	133	5.60
Securities Held-to-Maturity:
Taxable	321	4	5.05	383	5	5.29
Non-Taxable	107,796	1,544	5.81	114,361	1,573	5.58

Loans	1,010,585	16,040	6.44	999,560	14,849	6.02

Total Earning Assets	1,456,018	21,530	6.00	1,449,220	19,974	5.59

Allowance For Loan Losses	(12,300)			(12,229)
Cash and Due From Banks	32,068			33,841
Other Assets	49,637			48,978
Total Assets	$1,525,423			$1,519,810

Deposits:
Interest-Bearing NOW Deposits	$ 292,559	1,428	1.98	$ 300,259	1,160	1.57
Regular and Money Market Savings	267,877	961	1.45	292,141	836	1.16
Time Deposits of $100,000 or More	182,254	2,160	4.81	153,730	1,510	3.98
Other Time Deposits	259,913	2,825	4.41	233,807	2,007	3.48
Total Interest-Bearing Deposits	1,002,603	7,374	2.98	979,937	5,513	2.28

Short-Term Borrowings	46,212	325	2.85	38,848	211	2.20
Long-Term Debt	153,778	1,915	5.05	187,168	2,126	4.61
Total Interest-Bearing Liabilities	1,202,593	9,614	3.24	1,205,953	7,850	2.64

Demand Deposits	179,781			177,398
Other Liabilities	24,517			19,020
Total Liabilities	1,406,891			1,402,371
Shareholders’ Equity	118,532			117,439
Total Liabilities and Shareholders’ Equity	$1,525,423			$1,519,810

Net Interest Income (Fully Taxable Basis)		11,916			12,124
Net Interest Spread			2.76			2.95
Net Interest Margin			3.32			3.39

Reversal of Tax-Equivalent Adjustment		(714)	(.20)		(642)	(.18)
Net Interest Income, As Reported		$11,202			$11,482

OVERVIEW

We reported earnings of $4.131 million for the first quarter of 2007, an increase of $72 thousand, or 1.8%, as compared to $4.059 million for the first quarter of 2006.  Diluted earnings per share were $.39 and $.38, for the respective quarters, an increase of one cent, or 2.6%.  The percentage increase in earnings per share was greater than the increase in earnings due to a decrease in the number of shares outstanding, as our repurchases of our common stock exceeded our issuance of common stock upon option exercises.  The modest increase in earnings between the two quarters was the result of the offsetting effects of a decrease in tax-equivalent net interest income, a decrease in the provision for loan losses, an increase in other (noninterest) income, an increase in other expense and a decrease in the provision for income taxes.

The returns on average assets were 1.10% and 1.08% for the first quarters of 2007 and 2006, respectively, an increase of 2 basis points, or 1.9%.  The returns on average equity were 14.13% and 14.02% for the first quarters of 2007 and 2006, respectively, an increase of 11 basis points, or 0.8%.

Total assets were $1.543 billion at March 31, 2007, which represented an increase of $37.3 million, or 2.5%, above the level at March 31, 2006, and an increase of $22.9 million, or 1.5%, from the December 31, 2006 level.  The increase from the year-end total was primarily attributable to the electronic deposit of state funds into municipal accounts on the last day of March.

Shareholders’ equity was $118.4 million at March 31, 2007, an increase of $1.8 million, or 1.5%, from the year earlier level.  Shareholders' equity increased $250 thousand from the December 31, 2006 level of $118.1 million.  The components of the change in shareholders’ equity since year-end are presented in the Consolidated Statement of Changes in Shareholders’ Equity on page 5.  Included in the first quarter 2007 change as a charge against shareholders’ equity was Arrow’s guarantee of a $1.5 million loan to our Employee Stock Ownership Plan (ESOP).  The loan proceeds were used by the ESOP to purchase shares of Arrow Common Stock.  Initially, the shares are not allocated to individual employees, and as long as the shares remain unallocated, the value thereof is reflected as a reduction to shareholders’ equity.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2007 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.  Efficient utilization of capital remains a high priority of Arrow.

CHANGE IN FINANCIAL CONDITION

Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2007	Dec 2006	Mar 2006	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 33,000	$ 9,000	$ 5,500	$24,000	$27,500	266.7%	500.0%
Securities Available-for-Sale	307,836	315,886	319,901	(8,050)	(12,065)	(2.5)	(3.8)
Securities Held-to-Maturity	107,366	108,498	111,010	(1,132)	(3,644)	(1.0)	(3.3)
Loans, Net of Unearned Income (1)	1,014,592	1,008,999	996,922	5,593	17,670	0.6	1.8
Allowance for Loan Losses	12,298	12,278	12,253	20	45	0.2	0.4
Earning Assets (1)	1,462,794	1,442,383	1,433,333	20,411	29,461	1.4	2.1
Total Assets	1,543,154	1,520,217	1,505,854	22,937	37,300	1.5	2.5

Demand Deposits	$ 184,094	$ 183,492	$ 177,747	$ 602	$6,347	0.3	3.6
NOW, Regular Savings & Money Market Deposit Accounts	582,554	559,132	603,710	23,422	(21,156)	4.2	(3.5)
Time Deposits of $100,000 or More	174,282	187,777	148,060	(13,495)	26,222	(7.2)	17.7
Other Time Deposits	262,851	255,996	240,069	6,855	22,782	2.7	9.5
Total Deposits	$1,203,781	$1,186,397	$1,169,586	$17,384	$34,195	1.5	2.9
Short-Term Borrowings	$ 46,304	$ 48,324	$ 38,619	$(2,020)	$7,685	(4.2)	19.9
FHLB Advances	135,000	125,000	145,000	10,000	(10,000)	8.0	(6.9)
Shareholders' Equity	118,380	118,130	116,583	250	1,797	0.2	1.5

(1) Includes Nonaccrual Loans

Municipal Deposits:  Recent fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 15% to 20% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

Flat to Inverted Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  In recent periods, the yield curve has flattened and at times has become inverted, that is, the rates for long-term bonds like U.S. Treasury notes was actually less that the rate for overnight federal funds.   Typically, our net interest income reflects the opportunity to invest some portion of our short-term, lower-rate deposits into longer-term higher yielding loans and investments.  Our net interest margin is compressed and our net interest income declined as a consequence.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $17.4 million, or 1.5%, from December 31, 2006 to March 31, 2007.  This increase was primarily attributable to a period-end increase in municipal balances.  Other borrowed funds (“Short-Term Borrowings,” in the summary table on page 15) decreased by $2.0 million and FHLB advances increased by $10.0 million.

Changes in Earning Assets:  Our loan portfolio increased by $5.6 million, or .6%, from December 31, 2006 to March 31, 2007 reflected the following trends in our three largest segments:

1.

Indirect loans – we experienced an increase in the level of originations in the first quarter of 2007 over the first quarter of 2006.  Originations of $40.3 million slightly out-paced prepayments and normal amortization.

2.

Residential real estate loans – originations of $10.5 million offset prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment decreased $ 2.1 million in the above period, primarily due to a payoff of one large commercial relationship in the first quarter of 2007.

With a flat to inverted yield curve, there were limited opportunities to reinvest cashflow from maturing investment securities in medium- or long-term bonds.  Accordingly, our investment securities portfolio decreased by $9.2 million during the quarter, and our cash and cash equivalents increased by $25.7 million.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Demand Deposits	$ 179,781	$ 184,267	$ 187,764	$ 181,263	$ 177,398
Interest-Bearing Demand Deposits	292,559	301,519	269,103	292,780	300,259
Regular and Money Market Savings	267,877	269,186	281,958	289,997	292,141
Time Deposits of $100,000 or More	182,254	170,388	154,929	167,761	153,730
Other Time Deposits	259,913	259,346	255,491	245,825	233,807
Total Deposits	$1,182,384	$1,184,706	$1,149,245	$1,177,626	$1,157,335

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Demand Deposits	15.2%	15.6%	16.3%	15.4%	15.3%
Interest-Bearing Demand Deposits	24.7	25.5	23.4	24.9	25.9
Regular and Money Market Savings	22.7	22.7	24.5	24.6	25.2
Time Deposits of $100,000 or More	15.4	14.4	13.5	14.2	13.3
Other Time Deposits	22.0	21.8	22.3	20.9	20.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net deposit growth in average balances in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2007 as the average balance decreased $2.3 million, or 0.2%, from the fourth quarter of 2006.  The average deposit balances for the first quarter of 2007 increased $25.0 million, or 2.2%, from the first quarter of 2006.  We did not acquire any branches during the past five quarters.  We did open a new facility in Plattsburgh, New York in the most recent quarter, which only had a small impact on average deposit balances for the first quarter of 2007.

During the extended period of historically low interest rates from 2002 to 2004, municipal deposits were placed primarily in interest-bearing demand deposits.  As interest rates began to increase over the past two years, some of these balances were transferred to time deposits.  Although this trend has slowed over the past four quarters, this was the primary reason for the percentage decrease in average interest-bearing demand deposits and the increase in average time deposits of $100,000 or more over the five quarters presented in the table above.

We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.98	2.04	1.64	1.74	1.57
Regular and Money Market Savings	1.45	1.36	1.31	1.25	1.16
Time Deposits of $100,000 or More	4.81	4.69	4.63	4.37	3.98
Other Time Deposits	4.41	4.23	3.92	3.72	3.48
Total Deposits	2.53	2.43	2.20	2.14	1.93

Impact of Interest Rate Changes 2000 – 2007

From mid-2000 to mid-2003 the federal funds target rate decreased from 6.50% to 1.00%.  In mid-2004 rates began to increase, in 25 basis point increments, to 5.25% by mid-2006.  Since then, the Federal Reserve Bank (Fed) has not taken any actions to change short-term rates.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  The following analysis of the relationship between prevailing rates and our net interest margin and net interest income covers the period from 2000 to the present, which essentially represents one interest rate cycle.

The most important recent development with regard to the effect of rate changes in our profitability is the so-called “flattening” of the yield curve.  Since the Fed began increasing short-term interest rates in June 2004, the yield curve has flattened; that is, as short-term rates have risen, longer-term rates have stayed unchanged or decreased; with the results that the traditional spread between short-term rates and long-term rates (the upward yield curve) has disappeared, i.e., the curve has flattened.  In recent quarters, the yield curve has occasionally been inverted, with short-term rates exceeding long-term rates.  This flattening of the yield curve has been the most significant factor in reducing our net interest income in each of the past two years.

Additionally, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  When prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2001-2002 period, when prevailing market rates started to decline and our margin increased, and during the 2003-2004 period, when prevailing rates began to increase and our margins experienced a negative effect.  Usually, as Fed-driven programs of rate change mature, the repricing gap disappears and interest rate spreads between assets and liabilities return to normal levels.  In 2005 and 2006, however, as the Fed’s push to increase prevailing rates matured, our net interest margin continued to suffer as a result of the flattening yield curve.

The net interest margin for the full year of 2002 was 4.50%.  In ensuing years, our margin steadily decreased, during an extended period of increasing short-term interest rates.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first quarter of 2007 was 3.32%.  The recovery was due to the fact that a portion of our earning assets repriced upwards at a rate faster than the rates paid on interest-bearing liabilities.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.  Ultimately, we expect that our earning assets and paying liabilities, including long-term earning assets, will reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  These structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of March 31, 2007 qualify as regulatory capital under capital adequacy guidelines discussed under “Capital Resources” beginning on page 23 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws.

Management continues to explore and evaluate new non-deposit sources of funds.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Commercial and Commercial Real Estate	$ 262,937	$260,416	$254,837	$256,099	$249,160
Residential Real Estate	310,404	305,926	303,509	300,688	300,543
Home Equity	48,366	49,224	49,847	51,293	52,676
Indirect Consumer Loans	335,004	331,972	333,596	339,309	350,700
Other Consumer Loans (1)	53,874	52,138	49,880	48,205	46,481
Total Loans	$1,010,585	$999,676	$991,669	$995,594	$999,560

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Commercial and Commercial Real Estate	26.0%	26.1%	25.7%	25.7%	24.9%
Residential Real Estate	30.7	30.6	30.6	30.2	30.1
Home Equity	4.8	4.9	5.0	5.2	5.3
Indirect Consumer Loans	33.2	33.2	33.7	34.1	35.1
Other Consumer Loans (1)	5.3	5.2	5.0	4.8	4.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “other consumer loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Residential Real Estate Loans: Recently, residential real estate and home equity loans taken together have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a period in the preceding years when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During the first quarter of 2007, the $10.5 million of new residential real estate loan originations more than offset normal principal amortization on the pre-existing loans in the portfolio and prepayments.

We expect that, if we continue to retain all or most of our mortgage originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans decreases, due to mortgage rate increases or a softening of the real estate market or the economy generally, our portfolio also may decrease, which may negatively impact our financial performance.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  Prior to mid-2001, indirect consumer loans were also the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the succeeding years, this segment of the portfolio has ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which did not have a large impact on the average balance for the quarter, but did cause the balance at period-end to rise sharply to $312.9 million.  We continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  Our average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter of 2005 and by another $29.8 million, or 9.1%, in the third quarter.  In the fourth quarter of 2005, however, indirect loan balances declined by $7.0 million, or 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers, their finance affiliates and other lenders in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $27.1 million from December 31, 2005 to the end of the third quarter of 2006.  In the fourth quarter of 2006 and the first quarter of 2007, we saw our outstanding indirect loan balances increase modestly.

At March 31, 2007, indirect loans represented the second largest category of loans in our portfolio.  If auto manufacturers and their finance affiliates continue to market heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth as a percentage of the loan portfolio.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2007 as the average balance for the first quarter of 2007 grew $13.8 million, or 5.5%, from the first quarter of 2006.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, Federal Home Loan Bank or U.S. Treasury indices.

Subprime Consumer Real Estate Loans: Recent industry headlines have focused on subprime consumer real estate lending.  We have not engaged in this activity as a business line, as reflected in our strong asset quality ratios.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Commercial and Commercial Real Estate	7.28%	7.24%	7.27%	7.04%	6.98%
Residential Real Estate	6.08	5.93	5.93	5.95	5.98
Home Equity	7.70	7.53	7.43	7.08	6.50
Indirect Consumer Loans	5.80	5.61	5.44	5.29	5.17
Other Consumer Loans	7.20	7.16	7.25	7.15	7.08
Total Loans	6.44	6.31	6.25	6.12	6.02

In general, the yield on our loan portfolio (tax-equivalent interest income divided by average loans) like the yield on our other earning assets has been impacted by changes in prevailing interest rates and the yield curve, as previously discussed on page 17 under the heading "Impact of Interest Rate Changes 2000 - 2007."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.

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

On June 30, 2004, the Fed ended the period of falling rates with a 25 basis point increase in prevailing rates, followed by sixteen additional 25 basis point rate increases through June 29, 2006. The Fed has not changed the targeted Federal Funds rate since that date.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  However, the decrease in the earning assets portfolio yield came to a halt in the first half of 2005 and then began to slowly increase during successive quarters through first quarter of 2007, although as noted above increases in rates for earning assets of longer maturities did not increase to the full extent of the rate increases on shorter-term liabilities.

In summary, the flat or inverted yield curve has hampered loan repricing during this current period of rising short-term rates in all segments of our loan portfolio, aside from those loans that are indexed to the prime rate.  While we expect that the yield on our loan portfolio will continue to slowly reprice upward, we also expect that our cost of deposits may continue to increase, especially if the Fed elects to implement additional rate increases.  If so, then pressure on our net interest income and net interest margin will also persist.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)(Loans Stated Net of Unearned Income)

	Mar 2007	Dec 2006	Sep 2006	Jun 2006	Mar 2006
Loan Balances:
Period-End Loans	$1,014,592	$1,008,999	$ 992,675	$ 994,838	$ 996,922
Average Loans, Year-to-Date	1,010,585	996,611	995,578	997,566	999,560
Average Loans, Quarter-to-Date	1,010,585	999,676	991,669	995,594	999,560
Period-End Assets	1,543,154	1,520,217	1,523,376	1,516,334	1,505,854

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,278	$12,241	$12,241	$12,241	$12,241
Provision for Loan Losses, YTD	94	826	560	374	273
Loans Charged-off, YTD	(212)	(1,137)	(784)	(544)	(360)
Recoveries of Loans Previously Charged-off	138	348	257	194	99
Net Charge-offs, YTD	(74)	(789)	(527)	(350)	(261)
Allowance for Loan Losses, End of Period	$12,298	$12,278	$12,274	$12,265	$12,253

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,278	$12,274	$12,265	$12,253	$12,241
Provision for Loan Losses, QTD	94	266	186	101	273
Loans Charged-off, QTD	(212)	(353)	(240)	(184)	(360)
Recoveries of Loans Previously Charged-off	138	91	63	95	99
Net Charge-offs, QTD	(74)	(262)	(177)	(89)	(261)
Allowance for Loan Losses, End of Period	$12,298	$12,278	$12,274	$12,265	$12,253

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,782	$2,038	$1,263	$968	$1,232
Loans Past due 90 Days or More
and Still Accruing Interest	256	739	59	349	7
Total Nonperforming Loans	2,038	2,777	1,322	1,317	1,239
Repossessed Assets	107	144	82	54	107
Other Real Estate Owned	200	248	200	---	---
Total Nonperforming Assets	$2,345	$3,169	$1,604	$1,371	$1,346

Asset Quality Ratios:
Allowance to Nonperforming Loans	603.43%	442.12%	928.41%	931.30%	988.94%
Allowance to Period-End Loans	1.21	1.22	1.24	1.23	1.23
Provision to Average Loans (Quarter)	0.04	0.11	0.07	0.04	0.11
Provision to Average Loans (YTD)	0.04	0.08	0.08	0.08	0.11
Net Charge-offs to Average Loans (Quarter)	0.03	0.10	0.07	0.04	0.11
Net Charge-offs to Average Loans (YTD)	0.03	0.08	0.07	0.07	0.11
Nonperforming Loans to Total Loans	0.20	0.28	0.13	0.13	0.12
Nonperforming Assets to Total Assets	0.15	0.21	0.11	0.09	0.09

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

Under our SFAS No. 5 analysis, we group loans by type, each with its own loss-rate.  Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of March 31, 2007.  Quantitatively, we determined the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had one loss on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year to year, which makes this is the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at or near historical lows for our company.  Annualized net charge-offs have ranged from .03% to .11% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid to late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.  The loss ratio of .03% for the first quarter of 2007 was unusually low due to a low level of total charges-offs for the quarter and a higher than normal level of recoveries for the quarter.  The loss ratio for bank holding companies in our peer group was .13% at December 31, 2006, the most recent reporting period, which likely also represented an historical low.  The peer group loss ratio ranged from .13% to .30% in the past five years.

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that are likely to cause credit losses associated with our existing portfolio.  In our most recent analysis, these factors included:

•

Changes in the volume and severity of past due, nonaccrual and adversely classified loans

•

Changes in the nature and volume of the portfolio and in the terms of loans

•

Changes in the value of the underlying collateral for collateral dependent loans

•

Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•

Changes in the quality of the our loan review system

•

Changes in the experience, ability, and depth of our lending management and other relevant staff

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assigned a basis point loss factor for each of the qualitative categories, above, and for historical credit losses.  During 2007, we did not change either the way we assign loans to pools or our risk-rating methodology.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.

Risk Elements

Our nonperforming assets at March 31, 2007 amounted to $2.3 million, a decrease of $824 thousand, or 26.0%, from the December 31, 2006 total, and an increase of $999 thousand, or 74.2%, from the March 31, 2006 total.  In both comparisons the change was primarily attributable to two large commercial loans.  Neither was included in nonperforming assets at March 31, 2006; both were included in nonperforming assets at December 31, 2006; and only one was included as of March 31, 2007, as the other migrated from 90 days past due and still accruing to 30-89 days past due status during the first quarter of 2007.

At period-end, nonperforming assets represented .15% of total assets, a 6 basis point decrease from .21% at year-end 2006 and a 6 basis point increase from .09% at March 31, 2006.  This ratio is still near our historical low.  At December 31, 2006 the ratio of nonperforming assets to total assets for our peer group was .49%.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.1 million and represented 0.60% of loans outstanding at that date, substantially unchanged from the approximately $6.0 million of such loans at December 31, 2006,  which also represented 0.60% of loans then outstanding.  These non-current loans at March 31, 2007 were composed of approximately $3.6 million of consumer loans, principally indirect automobile loans, $1.1 million of residential real estate loans and $1.3 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years.

Currently, we do not anticipate increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but if the regional or national economy weakens in such periods any or all of these measures may show increases relatively quickly.

CAPITAL RESOURCES

Shareholders' equity increased $250 thousand during the first three months of 2007.  Components of the change in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on page 5 of this report.

Components of other comprehensive income or loss, which are taken into account in determining shareholders’ equity, are presented in the Consolidated Statements of Changes in Shareholders’ Equity.  We adopted the recognition requirements of SFAS No. 158 for our pension and post-retirement benefit plans on December 31, 2006.  Beginning in 2007, the amortization of actuarial losses and the accretion of prior service credits are now components of other comprehensive income or loss.

During the first quarter of 2007, we paid a cash dividend of $.24 per share.

During the first quarter of 2007, Arrow guaranteed a $1.5 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of Arrow Common Stock which will be allocated to individual employee accounts in future periods.  As long as the shares remain unallocated, the value of the unallocated shares is reflected as a reduction to shareholders’ equity.

On April 25, 2007 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $6 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2006, of which amount approximately $4.2 million was used to make repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

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

Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion in the following paragraph), less intangible assets.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized.”  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s final rules, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of March 31, 2007, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.62%	12.96%	14.18%
Glens Falls National Bank & Trust Co.	8.65	13.41	14.62
Saratoga National Bank & Trust Co.	8.64	11.09	12.67

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2007 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on The NASDAQ Stock Market® under the symbol NasdaqGS: AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  All stock price and dividend information listed below has been restated for our September 2006 3% stock dividend.  On April 25, 2007, our Board of Directors declared the 2007 second quarter cash dividend of $.24 payable on June 15, 2007.

			Cash Dividends Paid
	Sales Price
	Low	High
2006
First Quarter	$24.951	$27.184	$.223
Second Quarter	23.107	27.184	.223
Third Quarter	24.272	26.864	.233
Fourth Quarter	23.380	26.750	.240

2007
First Quarter	$21.200	$25.290	$.240
Second Quarter (payable June 15, 2007)			.240

	2007	2006
Dividends Per Share	$.24	$.23
Diluted Earnings Per Share	.39	.38
Dividend Payout Ratio	61.54%	60.53%
Total Equity (in thousands)	$118,380	$116,583
Shares Issued and Outstanding (in thousands)	10,492	10,654
Book Value Per Share	$11.28	$10.94
Intangible Assets (in thousands)	16,917	17,231
Tangible Book Value Per Share	$9.67	$9.32

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

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow.  We designate certain securities at the time of purchase as available-for-sale.  Selection of available-for-sale securities is based on their ready marketability, ability to collateralize borrowed funds, yield and maturity.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $121.4 million at March 31, 2007.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2007 Compared With

Three Months Ended March 31, 2006

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2007	Mar 2006	Change	% Change
Net Income	$4,131	$4,059	$ 72	1.8%
Diluted Earnings Per Share	.39	.38	.01	2.6
Return on Average Assets	1.10%	1.08%	0.02%	1.9
Return on Average Equity	14.13%	14.02%	0.11%	0.8

We reported earnings (net income) of $4.1 million for the first quarter of 2007, an increase of $72 thousand, or 1.8%, from the first quarter of 2006.   Diluted earnings per share were $.39 and $.38 for the respective quarters.  The modest increase in earnings between the periods was largely attributable to a $286 thousand increase in other income, primarily from fiduciary activities which increased by $150 thousand on a quarter-to-quarter basis.  This increase more than offset the $101 thousand decrease between the periods in net interest income after the provision for loan losses.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Mar 2007	Mar 2006	Change	% Change
Interest and Dividend Income	$21,530	$19,974	$1,557	7.8%
Interest Expense	9,614	7,850	1,764	22.5
Net Interest Income	$11,916	$12,124	$ (207)	(1.7)

Taxable Equivalent Adjustment	714	642	73	11.4

Average Earning Assets (1)	$1,456,018	$1,449,220	$6,798	0.5
Average Paying Liabilities	1,202,593	1,205,953	(3,360)	(0.3)

Yield on Earning Assets (1)	6.00%	5.59%	0.41%	7.3
Cost of Paying Liabilities	3.24	2.64	0.60	22.7
Net Interest Spread	2.76	2.95	(0.19)	(6.4)
Net Interest Margin	3.32	3.39	(0.07)	(2.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased, from 3.39% to 3.32%, from the first quarter of 2006 to the first quarter of 2007.  However, net interest margin increased by 8 basis points from the fourth quarter of 2006 to the first quarter of 2007.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 12, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income, on a taxable equivalent basis, was down $208 thousand, or 1.7%, from the first quarter of 2006.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2000-2007" and “Loan Trends,” when the Federal Reserve Board began to raise interest rates in June 2004, after a long-term downward trend.  Our deposit liabilities repriced upward in ensuing quarters, faster than our earning assets repriced, leading to margin shrinkage.  The targeted Federal Funds rate has not changed since June 2006.  The increase in net interest margin in the first quarter of 2007 over the fourth quarter of 2006 reflects the upward repricing of earning assets at a rate faster than the repricing of paying liabilities.  Meanwhile, the minimal increase in average earning assets of $6.8 million, or 0.5%, demonstrates the impact of a flat yield curve, discussed earlier in this report.

The provisions for loan losses were $94 thousand and $273 thousand for the quarters ended March 31, 2007 and 2006, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 21.

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2007	Mar 2006	Change	% Change
Income From Fiduciary Activities	$1,453	$1,303	$ 150	11.5%
Fees for Other Services to Customers	1,882	1,804	78	4.3
Insurance Commissions	501	422	79	18.7
Other Operating Income	176	197	(21)	(10.7)
Total Other Income	$4,012	$3,726	$ 286	7.7

Income from fiduciary activities totaled $1.5 million for the first quarter of 2007, an increase of $150 thousand, or 11.5%, from the first quarter of 2006.  The principal cause of the increase was an increase in the dollar value of assets under trust administration and investment management, which under our fee arrangements drives income from fiduciary activities.  The market value of assets under trust administration and investment management at March 31, 2007, amounted to $926.1 million, an increase of $65.2 million, or 7.6%, from March 31, 2006.

Income from fiduciary activities includes fee income from the investment management of customer funds placed in our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $187.2 million at March 31, 2007.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, 91% of the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenue sharing payments on the sale of mutual funds and servicing income on sold loans) was $1.9 million for the first quarter of 2007, an increase of $78 thousand, or 4.3%, from the 2006 first quarter.  The increase was primarily attributable to an increase in fees on deposit products and merchant credit card servicing fees.

Insurance commissions became a significant source of other income for us in 2006, following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  During the first quarter of 2006, we sold $3.0 million of newly originated 30 year, fixed-rate residential real estate loans in the secondary market.  The net gain of $43 thousand was due primarily to the fact that we were able to write loans with slightly higher yields than the average yield for comparable loans then selling in the secondary market.  During the first quarter of 2007, we did not sell any residential real estate loans to the secondary market.  During both quarters we sold all student loan originations along with the servicing rights.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2007	Mar 2006	Change	% Change
Salaries and Employee Benefits	$5,317	$5,471	$(154)	(2.8)%
Occupancy Expense of Premises, Net	812	805	7	0.9
Furniture and Equipment Expense	755	757	(2)	(0.3)
Other Operating Expense	2,477	2,121	356	16.8
Total Other Expense	$9,361	$9,154	$207	2.3

Efficiency Ratio	58.11%	57.02%	1.08%	1.9

Other expense for the first quarter of 2007 was $9.4 million, an increase of $207 thousand, or 2.3%, over the expense for the first quarter of 2006.  For the first quarter of 2007, our efficiency ratio was 58.11%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and other income (excluding net securities gains or losses).  See the discussion on page 12 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from 2006 to 2007, it still compares favorably to the December 31, 2006 peer group ratio of 61.32%.

Salaries and employee benefits expense decreased $154 thousand, or 2.8%, from the first quarter of 2006 to the first quarter of 2007.  The decrease is primarily attributable to a decrease in expenses for pension and post-retirement benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.41% for the first quarter of 2007, 18 basis points less than the ratio for our peer group of 1.59% at December 31, 2006.

Occupancy expense and furniture and equipment expense was essentially unchanged from the 2006 quarter.

Other operating expense was $2.5 million for the first quarter of 2007, an increase of $356 thousand, or 16.8%, from the first quarter of 2006.  The increase was primarily attributable to an increase in legal fees and costs related to a commercial property in other real estate owned.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2007	Mar 2006	Change	% Change
Provision for Income Taxes	$1,628	$1,722	$(94)	(5.5)%
Effective Tax Rate	28.3%	29.8%	(1.5)%	(5.0)

The provisions for federal and state income taxes amounted to $1.6 million and $1.7 million for the first quarters of 2007 and 2006, respectively.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax-exempt securities.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of March 31, 2007, a 200 basis point increase in interest rates demonstrated a 5.7% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 0.4% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from June 2004 through June 2006 that resulted in a 425 basis point increase in the targeted Federal Funds rate.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would subsequently reverse and have a positive impact on net interest margin and net interest income in ensuing years.  We believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.  In each case, however, in the case of increasing or decreasing rates, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  That is, our model assumes that interest rate changes of a given magnitude will be experienced equally across different maturities of earning assets and paying liabilities without significantly impacting the yield curve, whereas if a change in the shape of the yield curve accompanies a change in prevailing rates, the effect on net interest income, in the short run and longer term, will be different, particularly if earning assets and paying liabilities are not evenly matched from a maturity standpoint, as is usually the case.  We are not able to predict with certainty what the magnitude of the effect on net interest income would be if prevailing interest rates change by specified amounts but the yield curve simultaneously changes shape, i.e., the specified rate change is not experienced evenly across all maturities.

The hypothetical estimates underlying the sensitivity analysis are based upon numerous other assumptions including: the nature and timing of changes in interest rates, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others.  While assumptions are developed based upon current economic and local market conditions, we cannot make any assurance as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

As market conditions vary from those assumed in the sensitivity analysis, actual results will differ. Variations in market conditions could include: prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables.  Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2006.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2006 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency engaged in the sale of group health and life insurance products, Arrow issued 64,689 shares of its common stock to the former sole shareholder of CFG, John Weber, in exchange for Mr. Weber’s CFG shares.  The acquisition agreement contained a post-closing purchase price adjustment provision, under which Arrow would also pay to Mr. Weber, at various points in the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during the successive twelve month periods in such five year period, as well as during the five year period generally.  Under this provision, Arrow issued 3,324 shares to Mr. Weber in 2005, 1,466 shares in 2006 and 4,317 shares in the first quarter of 2007.  All shares issued to Mr. Weber at the original closing and in post-closing adjustments were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because Mr. Weber was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2007:

First Quarter 2007 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	16,539	$23.64	15,000	$2,180,551
February	60,578	23.73	59,100	777,102
March	20,413	22.28	---	777,102
Total	97,530	23.41	74,100

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (1,397 shares), option exercises (142 shares); February – DRIP purchases (1,478 shares); March – DRIP purchases (20,413 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase program, which during the first quarter of 2007 was the $5 million stock repurchase program authorized by the Board if Directors in April 2006 and extends until April 2007 (the “2006 Repurchase Program”), but do not include shares purchased or subject to purchase under the DRIP or any compensatory stock or stock option plan.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2006 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect at each month-end.  In April 2007 the Board authorized a new $6 million stock repurchase program, replacing the 2006 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held April 25, 2007, shareholders elected the following directors.   The voting results were as follows:

Director	Class	Term Expiring In	For	Withhold Authority	Broker Non-Votes
Jan-Eric O. Bergstedt	C	2010	8,881,498	220,570	---
Herbert O. Carpenter	C	2010	8,876,684	225,384	---
Gary C. Dake	C	2010	8,833,246	268,822	---
Mary-Elizabeth T. FitzGerald	C	2010	8,872,690	229,378	---
Thomas L. Hoy	C	2010	8,869,861	232,207	---
John J. Murphy	A	2008	8,856,133	245,935	---

Shareholders also ratified the selection of the independent registered public accounting firm, KPMG LLP, as the company’s independent auditor for the fiscal year ending December 31, 2007. (For – 8,964,409; Against – 99,489; Abstain – 38,170; Broker Non-Votes - 0)

Item 5.

Other Information  - None

Item 6.

Exhibits

(a) Exhibits:

Exhibit 3.(ii)	By-laws of the Registrant, as amended
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 8, 2007	s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: May 8, 2007	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)