Form 10-Q
period 2007-06-30
ARROW FINANCIAL CORP
filed 2007-08-08
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Class

Outstanding as of July 31, 2007

Common Stock, par value $1.00 per share

10,308,086

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2007

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and Due from Banks	$ 33,403	$ 34,995
Federal Funds Sold	2,000	9,000
Cash and Cash Equivalents	35,403	43,995
Securities Available-for-Sale	333,015	315,886
Securities Held-to-Maturity (Approximate Fair Value of $109,383 at June 30, 2007 and $108,270 at December 31, 2006)	111,683	108,498
Loans	1,017,989	1,008,999
Allowance for Loan Losses	(12,315)	(12,278)
Net Loans	1,005,674	996,721
Premises and Equipment, Net	16,000	15,608
Other Real Estate and Repossessed Assets, Net	262	392
Goodwill	14,614	14,503
Other Intangible Assets, Net	2,194	2,422
Other Assets	23,088	22,192
Total Assets	$1,541,933	$1,520,217
LIABILITIES
Deposits:
Demand	$ 187,306	$ 183,492
Regular Savings, N.O.W. & Money Market Deposit Accounts	563,724	559,132
Time Deposits of $100,000 or More	191,809	187,777
Other Time Deposits	262,328	255,996
Total Deposits	1,205,167	1,186,397
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	48,510	47,566
Other Short-Term Borrowings	654	758
Federal Home Loan Bank Advances	130,000	125,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	21,691	22,366
Total Liabilities	1,426,022	1,402,087
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,299,556 Shares Issued at June 30, 2007 and December 31, 2006)	14,300	14,300
Surplus	151,688	150,919
Undivided Profits	20,944	17,619
Unallocated ESOP Shares (106,684 Shares at June 30, 2007 and 62,811 Shares at December 31, 2006)	(2,042)	(862)
Accumulated Other Comprehensive Loss	(8,664)	(7,965)
Treasury Stock, at Cost (3,815,541 Shares at June 30, 2007 and 3,649,803 Shares at December 31, 2006)	(60,315)	(55,881)
Total Shareholders’ Equity	115,911	118,130
Total Liabilities and Shareholders’ Equity	$1,541,933	$1,520,217

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,359	$15,119	$32,316	$29,886
Interest on Federal Funds Sold	240	86	491	116
Interest and Dividends on Securities Available-for-Sale	3,771	3,733	7,345	7,205
Interest on Securities Held-to-Maturity	1,039	1,070	2,073	2,133
Total Interest and Dividend Income	21,409	20,008	42,225	39,340

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,106	1,827	4,266	3,337
Other Deposits	5,578	4,453	10,792	8,456
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	348	250	669	453
Other Short-Term Borrowings	8	11	12	19
Federal Home Loan Bank Advances	1,593	1,629	3,160	3,428
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	351	342	699	669
Total Interest Expense	9,984	8,512	19,598	16,362
NET INTEREST INCOME	11,425	11,496	22,627	22,978
Provision for Loan Losses	92	101	186	374
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,333	11,395	22,441	22,604

NONINTEREST INCOME
Income from Fiduciary Activities	1,419	1,307	2,872	2,610
Fees for Other Services to Customers	2,062	2,009	3,944	3,813
Net Losses on Securities Transactions	---	(118)	---	(118)
Insurance Commissions	462	482	963	904
Other Operating Income	228	372	404	569
Total Noninterest Income	4,171	4,052	8,183	7,778

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,439	5,480	10,756	10,951
Occupancy Expense of Premises, Net	831	815	1,643	1,620
Furniture and Equipment Expense	786	813	1,541	1,570
Other Operating Expense	2,517	2,223	4,994	4,344
Total Noninterest Expense	9,573	9,331	18,934	18,485

INCOME BEFORE PROVISION FOR INCOME TAXES	5,931	6,116	11,690	11,897
Provision for Income Taxes	1,721	1,839	3,349	3,561
NET INCOME	$ 4,210	$ 4,277	$ 8,341	$ 8,336

Average Shares Outstanding:
Basic	10,419	10,607	10,492	10,638
Diluted	10,489	10,749	10,568	10,787

Per Common Share:
Basic Earnings	$ .40	$ .40	$ .80	$ .78
Diluted Earnings	.40	.40	.79	.77

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	8,341	---	---	---	8,341
Net Change in Income Tax Rates	---	---	---	---	---	(34)	---	(34)
Amortization of Net Pension Plan Actuarial Loss	---	---	---	---	---	134	---	134
Accretion of Net Pension Plan Prior Service Credit	---	---	---	---	---	(73)	---	(73)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,202)	---	---	---	---	---	(726)	---	(726)
Comprehensive Income								7,642

Cash Dividends Paid, $.48 per Share	---	---	---	(5,016)	---	---	---	(5,016)
Stock Options Exercised (23,405 Shares)	---	---	192	---	---	---	175	367
Shares Issued Under the Directors’ Stock Plan (3,293 Shares)	---	---	48	---	---	---	25	73
Shares Issued Under the Employee Stock Purchase Plan (11,397 Shares)	---	---	165	---	---	---	85	250
Stock-Based Compensation Expense	---	---	33	---	---	---	---	33
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	215	---	320	---	---	535
Acquisition of Subsidiary (4,317 Shares)	---	---	79	---	---	---	32	111
Purchase of Treasury Stock (208,150 Shares)	---	---	---	---	---	---	(4,751)	(4,751)
Balance at June 30, 2007	14,299,556	$14,300	$151,688	$20,944	$(2,042)	$(8,664)	$(60,315)	$115,911

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2007	2006
Operating Activities:
Net Income	$ 8,341	$ 8,336
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	186	374
Depreciation and Amortization	1,519	1,406
Compensation Expense for Allocated ESOP Shares	215	269
Gains on the Sale of Securities Available-for-Sale	---	(14)
Losses on the Sale of Securities Available-for-Sale	---	132
Loans Originated and Held-for-Sale	(818)	(4,173)
Proceeds from the Sale of Loans Held-for-Sale	3,083	4,994
Net Gains on the Sale of Loans	(29)	(55)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(2)	(224)
Contributions to Pension Plans	(259)	(2,259)
Deferred Income Tax (Benefit) Expense	(15)	571
Stock-Based Compensation Expense	33	---
Shares Issued Under the Directors’ Stock Plan	73	65
Net Increase in Other Assets	(628)	(577)
Net (Decrease) Increase in Other Liabilities	(389)	1,428
Net Cash Provided By Operating Activities	11,310	10,273
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	1,195	20,496
Proceeds from the Maturities and Calls of Securities Available-for-Sale	26,762	14,530
Purchases of Securities Available-for-Sale	(46,572)	(50,218)
Proceeds from the Maturities of Securities Held-to-Maturity	7,246	17,566
Purchases of Securities Held-to-Maturity	(10,543)	---
Net (Increase) Decrease in Loans	(11,654)	285
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	413	960
Purchases of Premises and Equipment	(1,066)	(920)
Net Cash (Used In) Provided by Investing Activities	(34,219)	2,699
Financing Activities:
Net Increase (Decrease) in Deposits	18,770	(14,658)
Net Increase in Short-Term Borrowings	840	6,763
Federal Home Loan Bank Advances	10,000	56,000
Federal Home Loan Bank Repayments	(5,000)	(50,000)
Tax Benefit from Exercise of Stock Options	37	2
Purchases of Treasury Stock	(4,751)	(4,041)
Treasury Stock Issued for Stock-Based Plans	617	285
Common Stock Purchased by ESOP	(1,500)	---
Allocation of ESOP Shares	320	301
Cash Dividends Paid	(5,016)	(4,938)
Net Cash Provided By (Used In) Financing Activities	14,317	(10,286)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,592)	2,686
Cash and Cash Equivalents at Beginning of Period	43,995	35,558
Cash and Cash Equivalents at End of Period	$35,403	$38,244
Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$17,906	$15,109
Income Taxes	5,902	3,240
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	279	306
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	(726)	(2,912)
Shares Issued for CFG Acquisition	111	41
Change in Pension Liability Recognized in Other Comprehensive Income	27	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2007

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying Unaudited Consolidated Interim Financial Statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2007 and December 31, 2006; the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006; the changes in shareholders’ equity for the six-month period ended June 30, 2007; and the cash flows for the six-month periods ended June 30, 2007 and 2006.  All such adjustments are of a normal recurring nature. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2006, included in Arrow’s 2006 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2007 and December 31, 2006:

	2007	2006
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,469)	$(4,238)
Net Unrealized Securities Holding Losses	(4,195)	(3,727)
Total Accumulated Other Comprehensive Loss	$(8,664)	$(7,965)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2007 and 2006:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2007:
Basic EPS	$4,210	10,419	$.40
Dilutive Effect of Stock Options	---	70
Diluted EPS	$4,210	10,489	$.40
For the Three Months Ended June 30, 2006:
Basic EPS	$4,277	10,607	$.40
Dilutive Effect of Stock Options	---	142
Diluted EPS	$4,277	10,749	$.40

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2007:
Basic EPS	$8,341	10,492	$.80
Dilutive Effect of Stock Options	---	76
Diluted EPS	$8,341	10,568	$.79
For the Six Months Ended June 30, 2006:
Basic EPS	$8,336	10,638	$.78
Dilutive Effect of Stock Options	---	149
Diluted EPS	$8,336	10,787	$.77

4.   Stock-Based Compensation Plans (Dollars In Thousands)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation” using the “modified prospective” method.  Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after December 31, 2005.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.  Under our 1998 Long-Term Incentive Plan, we granted options to purchase 45,000 shares of our common stock in 2006.  The amount expensed for the three- and six-month periods ending June 30, 2007 was $16 and $33, respectively.  There was no expense in the 2006 periods.

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

The following table presents the activity in Arrow’s stock option plans for the first six months of 2007 and 2006:

	2007		2006
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	535,059	$20.61	553,251	$19.30
Granted	---	---	---	---
Exercised	(23,405)	15.70	(2,645)	12.59
Forfeited	(1,480)	26.31	---	---
Outstanding at June 30	510,174	20.82	550,606	19.33
Exercisable at June 30	465,127	20.43	550,606	19.33

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $1.5 million of standby letters of credit on June 30, 2007, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at June 30, 2007 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$281	$269	$ 39	$ 37
Interest Cost	522	352	87	124
Expected Return on Plan Assets	(781)	(510)	---	---
Amortization of Prior Service Cost (Credit)	(30)	(24)	(44)	(17)
Amortization of Transition Obligation	---	---	---	10
Amortization of Net Loss	95	111	39	38
Net Periodic Benefit Cost	$ 87	$198	$121	$192

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$ 497	$ 538	$ 83	$ 73
Interest Cost	811	703	192	249
Expected Return on Plan Assets	(1,223)	(1,019)	---	---
Amortization of Prior Service Cost (Credit)	(60)	(48)	(59)	(34)
Amortization of Transition Obligation	---	---	---	19
Amortization of Net Loss	162	222	59	77
Net Periodic Benefit Cost	$ 187	$ 396	$275	$384

Arrow will review the current-year funding of its qualified pension plan later in 2007 and may make a contribution, if appropriate.  The expected contribution for the nonqualified pension plan is $278 for all of 2007.  The expected contribution for our postretirement benefit plan is estimated to be $304 for the 2007 year.

7. Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  The adoption of FIN 48 did not result in an increase or decrease to our income tax liability.  Our accounting policy calls for any interest expense and/or penalties related to the underpayment of income taxes to be recorded as a component of the provision for income taxes.  There was no material accrual for interest expense or penalties at January 1, 2007 or at June 30, 2007.

Also, there was no material interest expense or penalties recognized during the six months ended June 30, 2007.  There were no material unrecognized tax benefits as a result of tax positions taken prior to January 1, 2007, or for the six months ended June 30, 2007.  At June 30, 2007, tax returns for calendar years 2003 to 2005 were open to examination by the Internal Revenue Service.  During the second quarter of 2007, the New York State Department of Taxation and Finance began an examination of our bank franchise tax returns filed for 2003 to 2005, the only years open to examination.

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

FASB Statement No. 155 “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (FAS No. 155) was issued in February 2006.  FAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”   For Arrow, FAS No. 155 is effective for all financial instruments acquired or issued after December 31, 2006.  FAS No. 155 did not have any material impact on Arrow’s results of operations or financial position in the period of adoption.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2007, the related consolidated statements of income for the three- and six-month periods ended June 30, 2007 and 2006, the consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2007 and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2007

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2007

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 267 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 2007, and peer group data has been derived from such Report.

Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	21	3rd paragraph
	21	4th paragraph
	23	1st paragraph under table
	23	Last paragraph
	35	Last paragraph
Change in the level of loan losses and nonperforming loans and assets	24	1st paragraph under table
	25	1st paragraph
	26	2nd paragraph
Estimated provision and allowance for loan losses	24	Last paragraph
Future level of residential real estate loans	22	2nd paragraph
Impact of competition for indirect loans	22	Last paragraph
Liquidity	28	4th paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; sudden changes in the market for products we provide, such as real estate loans; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated business opportunities; and similar uncertainties inherent in banking operations or business generally.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the future occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for  the year ended December 31, 2006.

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

Tangible Book Value per Share:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets as a category of assets includes many items, such as goodwill.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2006 3% stock dividend.

	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Net Income	$4,210	$4,131	$4,295	$4,261	$4,277

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains (Losses)	---	---	10	---	(71)
Net Gains on Sales of Loans	14	3	7	5	7
Net Gain on the Sale of Premises	---	---	---	---	136

Period End Shares Outstanding	10,377	10,492	10,587	10,562	10,558
Basic Average Shares Outstanding	10,419	10,564	10,578	10,561	10,607
Diluted Average Shares Outstanding	10,489	10,646	10,700	10,710	10,749
Basic Earnings Per Share	.40	.39	$.41	$.40	$.40
Diluted Earnings Per Share	.40	.39	.40	.40	.40
Cash Dividends Per Share	.24	.24	.24	.23	.23
Stock Dividends/Splits	---	---	---	3%	---

Average Assets	$1,539,278	$1,525,423	$1,530,566	$1,515,722	$1,523,164
Average Equity	116,998	118,532	120,097	116,683	115,626
Return on Average Assets	1.10%	1.10%	1.11%	1.12%	1.13%
Return on Average Equity	14.43	14.13	14.19	14.49	14.84

Average Earning Assets	$1,469,060	$1,456,018	$1,458,211	$1,444,772	$1,454,397
Average Paying Liabilities	1,218,644	1,202,593	1,203,444	1,190,138	1,207,062
Interest Income, Tax-Equivalent [1]	22,126	21,530	21,388	20,986	20,651
Interest Expense	9,984	9,614	9,488	8,893	8,512
Net Interest Income, Tax-Equivalent [1]	12,142	11,916	11,900	12,093	12,139
Tax-Equivalent Adjustment	717	714	557	546	643
Net Interest Margin [1]	3.32%	3.32%	3.24%	3.32%	3.35%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,573	$ 9,361	$ 9,120	$ 9,202	$ 9,331
Less: Intangible Asset Amortization	(96)	(106)	(107)	(106)	(106)
Net Noninterest Expense	$ 9,477	$ 9,255	$ 9,013	$ 9,096	$ 9,225
Net Interest Income, Tax-Equivalent [1]	$12,142	$11,916	$11,900	$12,093	$12,139
Noninterest Income	4,171	4,012	3,973	4,030	4,052
Less: Net Securities (Gains) Losses	---	---	(16)	---	118
Net Gross Income	$16,313	$15,928	$15,857	$16,123	$16,309
Efficiency Ratio [1]	58.10%	58.11%	56.84%	56.42%	56.56%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.51%	8.62%	8.63%	8.51%	8.32%
Total Shareholders’ Equity (i.e. Book Value)	$115,911	$118,380	$118,130	$119,373	$114,746
Book Value per Share	11.17	11.28	11.16	11.30	10.87
Intangible Assets	16,808	16,917	16,925	17,044	17,164
Tangible Book Value per Share[1]	9.55	9.67	9.56	9.69	9.24

Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.03%	.03%	.10%	.07%	.04%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.04	.04	.11	.07	.04
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.21	1.21	1.22	1.24	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	614.22	603.43	442.12	928.41	931.30
Nonperforming Loans as a Percentage of Loans, Period-end	.20	.20	.28	.13	.13
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.15	.21	.11	.09

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2006 3% stock dividend.

	Jun 2007	Jun 2006
Net Income	$8,341	$8,336

Transactions Recorded in Net Income (Net of Tax):
Net Securities Losses	---	(71)
Net Gains on Sales of Loans	17	33
Net Gains on the Sale of Other Real Estate Owned	3	---
Net Gain on the Sale of Premises	---	136

Period End Shares Outstanding	10,377	10,558
Basic Average Shares Outstanding	10,492	10,638
Diluted Average Shares Outstanding	10,568	10,787
Basic Earnings Per Share	.80	.78
Diluted Earnings Per Share	.79	.77
Cash Dividends	.48	.47

Average Assets	$1,532,389	$1,521,496
Average Equity	117,761	116,528
Return on Average Assets	1.10%	1.10%
Return on Average Equity	14.28	14.43

Average Earning Assets	$1,462,574	$1,451,822
Average Paying Liabilities	1,210,662	1,206,511
Interest Income, Tax-Equivalent [1]	43,657	40,625
Interest Expense	19,598	16,362
Net Interest Income, Tax-Equivalent [1]	24,059	24,263
Tax-Equivalent Adjustment	1,432	1,285
Net Interest Margin [1]	3.32%	3.37%
Efficiency Ratio Calculation [1]
Noninterest Expense	$18,934	$18,485
Less: Intangible Asset Amortization	(202)	(223)
Net Noninterest Expense [1]	18,732	18,262
Net Interest Income, Tax-Equivalent	24,059	24,263
Noninterest Income	8,183	7,778
Plus Net Securities Losses	---	118
Net Gross Income, Adjusted [1]	32,242	32,159
Efficiency Ratio [1]	58.10%	56.79%

Tier 1 Leverage Ratio	8.51%	8.32%
Total Shareholders’ Equity (i.e. Book Value)	$115,911	$114,746
Book Value per Share	11.17	10.87
Intangible Assets	16,808	17,164
Tangible Book Value per Share	9.55	9.24

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.03%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.04	.08
Allowance for Loan Losses as a Percentage of Period-end Loans	1.21	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans	614.22	931.30
Nonperforming Loans as a Percentage of Period-end Loans	.20	.13
Nonperforming Assets as a Percentage of Period-end Total Assets	.15	.09

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2007			2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 18,346	$ 240	5.25%	$ 7,077	$ 86	4.87%

Securities Available-for-Sale:
Taxable	304,762	3,544	4.66	335,495	3,658	4.37
Non-Taxable	22,634	346	6.13	8,780	117	5.34
Securities Held-to-Maturity:
Taxable	314	4	5.11	376	4	4.27
Non-Taxable	108,517	1,551	5.73	107,075	1,589	5.95

Loans	1,014,487	16,441	6.50	995,594	15,197	6.12

Total Earning Assets	1,469,060	22,126	6.04	1,454,397	20,651	5.70

Allowance For Loan Losses	(12,315)			(12,270)
Cash and Due From Banks	32,297			33,473
Other Assets	50,236			47,564
Total Assets	$1,539,278			$1,523,164

Deposits:
Interest-Bearing NOW Deposits	$ 305,409	1,663	2.18	$ 292,780	1,273	1.74
Regular and Money Market Savings	268,823	993	1.48	289,997	902	1.25
Time Deposits of $100,000 or More	175,550	2,106	4.81	167,761	1,827	4.37
Other Time Deposits	265,056	2,922	4.42	245,825	2,278	3.72
Total Interest-Bearing Deposits	1,014,838	7,684	3.04	996,363	6,280	2.53

Short-Term Borrowings	49,317	356	2.90	43,289	261	2.42
Long-Term Debt	154,489	1,944	5.05	167,410	1,971	4.72
Total Interest-Bearing Liabilities	1,218,644	9,984	3.29	1,207,062	8,512	2.83

Demand Deposits	181,282			181,263
Other Liabilities	22,354			19,213
Total Liabilities	1,422,280			1,407,538
Shareholders’ Equity	116,998			115,626
Total Liabilities and Shareholders’ Equity	$1,539,278			$1,523,164

Net Interest Income (Fully Taxable Basis)		12,142			12,139
Net Interest Spread			2.75			2.87
Net Interest Margin			3.32			3.35

Reversal of Tax-Equivalent Adjustment		(717)	(.20)		(643)	(.18)
Net Interest Income, As Reported		$11,425			$11,496

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2007			2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 18,859	$ 491	5.25%	$ 4,917	$ 116	4.76%

Securities Available-for-Sale:
Taxable	299,933	6,883	4.63	329,057	7,042	4.32
Non-Taxable	22,760	699	6.19	9,205	250	5.48
Securities Held-to-Maturity:
Taxable	318	8	5.07	379	9	4.79
Non-Taxable	108,158	3,095	5.77	110,698	3,162	5.76

Loans	1,012,546	32,481	6.47	997,566	30,046	6.07

Total Earning Assets	1,462,574	43,657	6.02	1,451,822	40,625	5.64

Allowance For Loan Losses	(12,307)			(12,249)
Cash and Due From Banks	32,183			33,656
Other Assets	49,939			48,267
Total Assets	$1,532,389			$1,521,496

Deposits:
Interest-Bearing NOW Deposits	$ 299,020	3,091	2.08	$ 296,499	2,433	1.65
Regular and Money Market Savings	268,350	1,954	1.47	291,063	1,738	1.20
Time Deposits of $100,000 or More	178,884	4,266	4.81	160,785	3,337	4.19
Other Time Deposits	262,500	5,747	4.41	239,849	4,285	3.60
Total Interest-Bearing Deposits	1,008,754	15,058	3.01	988,196	11,793	2.41

Short-Term Borrowings	47,773	681	2.87	41,081	472	2.32
Long-Term Debt	154,135	3,859	5.05	177,234	4,097	4.66
Total Interest-Bearing Liabilities	1,210,662	19,598	3.26	1,206,511	16,362	2.73

Demand Deposits	180,536			179,341
Other Liabilities	23,430			19,116
Total Liabilities	1,414,628			1,404,968
Shareholders’ Equity	117,761			116,528
Total Liabilities and Shareholders’ Equity	$1,532,389			$1,521,496

Net Interest Income (Fully Taxable Basis)		24,059			24,263
Net Interest Spread			2.76			2.91
Net Interest Margin			3.32			3.37

Reversal of Tax-Equivalent Adjustment		(1,432)	(.20)		(1,285)	(.18)
Net Interest Income, As Reported		$22,627			$22,978

OVERVIEW

We reported earnings of $4.210 million for the second quarter of 2007, a decrease of $67 thousand, or 1.6%, as compared to $4.277 million for the second quarter of 2006.  Diluted earnings per share were $.40 for both quarters.  For the first six months of 2007 we reported earnings of $8.341 million, essentially unchanged from the first six months of 2006.  Diluted earnings per share were $.79 and $.77 for the respective 2007 and 2006 six-month periods.  We experienced an increase in diluted earnings per share, in the face of flat earnings growth, due to the impact of our common share repurchases under our publicly announced repurchase programs.

Although our net earnings for the quarter and for the six-month period were either down slightly or flat compared to the prior year periods, both average total assets and average shareholders’ equity increased between the periods.  Thus, returns on average assets either decreased slightly or remained unchanged between the 2006 and 2007 quarterly and year-to-date periods and returns on average equity also decreased between the 2006 and 2007 periods.

The return on average assets for the second quarter of 2007 was 1.10%, compared to 1.13% for the second quarter of 2006, a decrease of 3 basis points, or 2.7%.  The return on average equity for the second quarter of 2007 was 14.43%, compared to 14.84% for the second quarter of 2006, a decrease of 41 basis points, or 2.8%.  For the first six months of both 2007 and 2006, the return on average assets was 1.10%.  The return on average equity for the first six months of 2007 was 14.28%, compared to 14.43% for the prior year period, a decrease of 15 basis points, or 1.0%.

The principal reason for the flat or declining earnings and earnings ratios from the 2006 periods to the 2007 periods was the decrease in the net interest margin.  For the second quarter of 2007, the net interest margin was 3.32%, down 3 basis points, or 0.9%, from the 3.35% margin for the second quarter of 2006.   Net interest margin for the prior 2007 quarter  2007 was also 3.32%.  Asset quality remained strong, with low levels of nonperforming assets and net chargeoffs.

Total assets were $1.54 billion at June 30, 2007, which represented an increase of $21.7 million, or 1.4%, from December 31, 2006, and an increase of $25.6 million, or 1.7%, above the level at June 30, 2006.

Total shareholders’ equity was $115.9 million at June 30, 2007, a decrease of $2.2 million, or 1.9%, from December 31, 2006.   The decrease in total shareholders’ equity was primarily attributable to repurchases of our common stock, our guarantee of a loan to our Employee Stock Ownership Plan (ESOP) (which requires a reduction to shareholders’ equity for the shares that have not been yet been allocated to employees) and an increase in the unrealized holding losses, net of tax, on securities in the available-for-sale portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2007 both our banks qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2007	Dec 2006	Jun 2006	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ 2,000	$ 9,000	$ ---	$(7,000)	$ 2,000	(77.8)%	---%
Securities Available-for-Sale	333,015	315,886	336,167	17,129	(3,152)	5.4	(0.9)
Securities Held-to-Maturity	111,683	108,498	100,432	3,185	11,251	2.9	11.2
Loans (1)	1,017,989	1,008,999	994,838	8,990	23,151	0.9	2.3
Allowance for Loan Losses	12,315	12,278	12,265	37	50	0.3	0.4
Earning Assets (1)	1,464,687	1,442,383	1,431,437	22,304	33,250	1.5	2.3
Total Assets	$1,541,933	1,520,217	$1,516,334	$21,716	$25,599	1.4	1.7

Demand Deposits	$ 187,306	$ 183,492	$ 183,321	$ 3,814	$ 3,985	2.1	2.2
NOW, Regular Savings & Money Market Deposit Accounts	563,724	559,132	555,721	4,592	8,003	0.8	1.4
Time Deposits of $100,000 or More	191,809	187,777	159,549	4,032	32,260	2.1	20.2
Other Time Deposits	262,328	255,996	252,514	6,332	9,814	2.5	3.9
Total Deposits	$1,205,167	$1,186,397	$1,151,105	$18,770	$54,062	1.6	4.7
Short-Term Borrowings	49,164	$ 48,324	49,817	840	(653)	1.7	(1.3)
Federal Home Loan Bank Advances:
Overnight	---	---	28,000	---	(28,000)	---	---
Term Advances	130,000	125,000	135,000	5,000	(5,000)	4.0	(3.7)
Shareholders' Equity	$ 115,911	118,130	$ 114,746	$ (2,219)	$ 1,165	(1.9)	(1.0)

(1) Includes Nonaccrual Loans

Flat to Inverted Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate identified on the vertical axis and maturity on the horizontal axis) typically turns upward.  In recent periods, the yield curve has flattened and at times has become inverted, that is, the rates for long-term bonds like U.S. Treasury notes has actually been lower than the rate for overnight federal funds.   Typically, our net interest income reflects the opportunity to invest some portion of our shorter-term deposits (typically at lower rates) in longer-term loans and investments (typically at higher rates).  During periods when the yield curve is flat or inverted, this opportunity is more limited.  Our net interest margin is compressed and our net interest income is adversely affected as a consequence.  Only at the end of the second quarter of 2007 did the yield curve begin to develop some minimal upwards slope.

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 15% to 20% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $18.8 million, or 1.6%, from December 31, 2006 to June 30, 2007.  This increase was primarily attributable to increases in non-municipal balances.  Municipal balances at June 30, 2007 were slightly below the previous year-end level.  Other borrowed funds (“Short-Term Borrowings,” in the summary table on page 18) was essentially unchanged and FHLB advances increased by $5.0 million.

Changes in Earning Assets:  Our loan portfolio increased by $9.0 million, or .9%, from December 31, 2006 to June 30, 2007 reflecting the following trends in our three largest segments:

1.

Indirect loans – we experienced an increase in the level of originations in the first six months of 2007 over the first six months of 2006.  Originations of $80.0 million slightly out-paced prepayments and normal principal amortization.

2.

Residential real estate loans – originations of $23.1 million exceeded prepayments and normal principal amortization by $3.5 million.

3.

Commercial and commercial real estate loans (including multi-family housing) – period-end balances for this segment increased $ 1.2 million from year-end to June 30, 2007.  Steady growth in this portfolio was offset by the payoff of one large commercial relationship in the first quarter of 2007.

With a flat to inverted yield curve, there were limited opportunities to reinvest cashflow from maturing investment securities in medium- or long-term bonds.  Our investment securities portfolio decreased by $9.2 million during the first quarter, but during the second quarter our portfolio increased as we began to replace maturities from our municipal securities and reinvest the cashflow from our mortgage-backed securities.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Demand Deposits	$ 181,282	$ 179,781	$ 184,267	$ 187,764	$ 181,263
Interest-Bearing Demand Deposits	305,409	292,559	301,519	269,103	292,780
Regular and Money Market Savings	268,823	267,877	269,186	281,958	289,997
Time Deposits of $100,000 or More	175,550	182,254	170,388	154,929	167,761
Other Time Deposits	265,056	259,913	259,346	255,491	245,825
Total Deposits	$1,196,120	$1,182,384	$1,184,706	$1,149,245	$1,177,626

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Demand Deposits	15.2%	15.2%	15.6%	16.3%	15.4%
Interest-Bearing Demand Deposits	25.5	24.7	25.5	23.4	24.9
Regular and Money Market Savings	22.5	22.7	22.7	24.5	24.6
Time Deposits of $100,000 or More	14.7	15.4	14.4	13.5	14.2
Other Time Deposits	22.1	22.0	21.8	22.3	20.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth measured by average deposit balances in the first quarter of the year, but more significant growth in the second quarter.  Deposit balances generally followed this pattern in the first two quarters of 2007.  In the first quarter, the average balance decreased $2.3 million, or 0.2%, from the fourth quarter of 2006, but rebounded in the second quarter with a $13.7 million, or 1.2%, increase in average balances over the first quarter of 2007.  The increase was primarily attributable to an increase in non-municipal balances, offset by a small decrease in municipal deposits.

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

As a result of this rising short-term rate environment commencing in mid-2004 we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into time deposits.  At June 30, 2007 time deposits represented 37.7% of total deposits, up from 22.5% at June 30, 2004.  This ratio is now approaching the high-water mark for recent years of 40.8% at June 30, 2000.  At the same time, the percentage of interest-bearing demand deposits to total deposits has stabilized and even increased slightly in the past three quarters.

We opened a new branch in South Plattsburgh, NY in the first quarter of 2007 and one in Wilton, NY at the beginning of the second quarter of 2007.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.18	1.98	2.04	1.64	1.74
Regular and Money Market Savings	1.48	1.45	1.36	1.31	1.25
Time Deposits of $100,000 or More	4.81	4.81	4.69	4.63	4.37
Other Time Deposits	4.42	4.41	4.23	3.92	3.72
Total Deposits	2.58	2.53	2.43	2.20	2.14

Impact of Interest Rate Changes 2000 – 2007

From mid-2000 to mid-2003 the federal funds target rate decreased from 6.50% to an almost unprecedented low of 1.00%.  In mid-2004 rates began to increase, in 25 basis point increments, to 5.25% by mid-2006.  Since then, the Federal Reserve Bank (Fed) has not taken any actions to change short-term rates.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  The following analysis of the relationship between prevailing rates (and changes in rates) and our net interest margin and net interest income covers the period from 2000 to the present, which essentially represents one interest rate cycle.

The most important recent development with regard to the effect of rate changes in our profitability is the so-called “flattening” of the yield curve.  Since the Fed began increasing short-term interest rates in June 2004, the yield curve has flattened; that is, as short-term rates have risen, longer-term rates have stayed unchanged or decreased, with the result that the traditional spread between short-term rates and long-term rates (the upward yield curve) has disappeared, i.e., the curve has flattened.  In recent quarters, the yield curve has occasionally been inverted, with short-term rates exceeding long-term rates.  This flattening of the yield curve has been the most significant factor in reducing our net interest income in each of the past two years.   It was only at the end of the second quarter of 2007 that the yield on longer-term securities began to increase over short-term investments.

Longer-term rates have been resistant to increases, however, both due to borrower expectations and to a widespread perception in the credit markets of limited risk of default.  To the extent these perceptions and expectations may be changing, the yield curve may be expected to return to a more traditional shape with consequent benefit to banks’ margins.  No assurances can be given on this development, however.

In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  When prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2001-2002 period, when prevailing market rates were declining and our margin increased, and during the 2003-2004 period, when the rate decline began to decelerate and rates then reversed and began to increase and our margins experienced a negative effect.  Usually, as Fed-driven programs of rate change mature, the repricing gap disappears and interest rate spreads between assets and liabilities return to normal levels.  In 2005 and 2006, however, as the Fed’s push to increase prevailing rates matured, our net interest margin continued to suffer as a result of the flattening yield curve.

The net interest margin for the full year of 2002 was 4.50%.  In ensuing years, our margin steadily decreased, during an extended period of increasing short-term interest rates.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first two quarters of 2007 was 3.32%.  The recovery was due to the fact that a portion of our earning assets repriced upwards at a rate faster than the rates paid on interest-bearing liabilities.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.  Ultimately, we expect that our earning assets and paying liabilities, including long-term earning assets, will reprice proportionately in response to changes in market rates, that is, that normal margins and spreads will reassert themselves, but no assurances can be given as to when this will happen in the current rate environment.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) identified on our consolidated balance sheet as of June 30, 2007 qualify as regulatory capital under the bank regulators’ capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 26 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Management continues to explore and evaluate new non-deposit sources of funds.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Commercial and Commercial Real Estate	$ 265,076	$ 262,937	$260,416	$254,837	$256,099
Residential Real Estate	313,239	310,404	305,926	303,509	300,688
Home Equity	47,065	48,366	49,224	49,847	51,293
Indirect Consumer Loans	335,318	335,004	331,972	333,596	339,309
Other Consumer Loans [1]	53,789	53,874	52,138	49,880	48,205
Total Loans	$1,014,487	$1,010,585	$999,676	$991,669	$995,594

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Commercial and Commercial Real Estate	26.1%	26.0%	26.1%	25.7%	25.7%
Residential Real Estate	30.9	30.7	30.6	30.6	30.2
Home Equity	4.6	4.8	4.9	5.0	5.2
Indirect Consumer Loans	33.1	33.2	33.2	33.7	34.1
Other Consumer Loans	5.3	5.3	5.2	5.0	4.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Residential Real Estate Loans: Recently, residential real estate and home equity loans taken together have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a period in the preceding years when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we decided to stop selling our 30-year mortgage originations and retain them in our portfolio.  During the first six months of 2007, the $23.1 million of new residential real estate loan originations more than offset normal principal amortization on the pre-existing loans in the portfolio and prepayments.

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

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  Prior to mid-2001, indirect consumer loans were also the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the succeeding years, this segment of the portfolio generally has ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  The principal reason for this slowdown in our indirect loan portfolio has been the increasing utilization by auto manufacturers and their financing affiliates of subsidized, low-rate loan programs to enhance sales of their cars, trucks and SUV’s.

At the end of the first quarter of 2005, we did experience an increase in indirect loans, which did not have a large impact on the average balance for the quarter but did cause the balance at period-end to rise sharply to $312.9 million.  Moreover, we continued to experience strong demand for indirect loans throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  Our average balances increased by $21.7 million, or 7.1%, from the first quarter to the second quarter of 2005 and by another $29.8 million, or 9.1%, in the third quarter.  In the fourth quarter of 2005, however, indirect loan balances declined by $7.0 million, or 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers, their finance affiliates and other lenders in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $25.7 million from December 31, 2005 to the end of the third quarter of 2006.  In the fourth quarter of 2006 and the first two quarters of 2007, we saw our outstanding indirect loan balances increase modestly.  At June 30, 2007 balances were $3.2 million above year-end balances.

At June 30, 2007, indirect loans continued to represent the second largest category of loans in our portfolio and a significant component of our business.  However, if auto manufacturers and their finance affiliates persist in marketing heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth as a percentage of the total portfolio.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during the first six months of 2007, despite one large commercial loan payoff in the first quarter.  The average balance for this segment of the portfolio increased in the second quarter of 2007 by $2.1 million, or 0.8%, from the first quarter of 2007.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, Federal Home Loan Bank or U.S. Treasury indices.

Subprime Consumer Real Estate Loans: Recent industry headlines have focused on subprime consumer real estate lending.  We have not engaged in the origination or purchase of subprime loans, as that term is commonly used, as a business line which is reflected in our strong asset quality ratios.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Commercial and Commercial Real Estate	7.31%	7.28%	7.24%	7.27%	7.04%
Residential Real Estate	6.02	6.08	5.93	5.93	5.95
Home Equity	7.77	7.70	7.53	7.43	7.08
Indirect Consumer Loans	6.00	5.80	5.61	5.44	5.29
Other Consumer Loans	7.29	7.20	7.16	7.25	7.15
Total Loans	6.50	6.44	6.31	6.25	6.12

In general, the yield on our loan portfolio (tax-equivalent interest income divided by average loans) like the yield on our other earning assets has been impacted by changes in prevailing interest rates and the yield curve, as previously discussed on page 20 under the heading "Impact of Interest Rate Changes 2000 - 2007."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing short- and long-term market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.

Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.  As noted in the earlier discussion, during the recently-concluded long period of declining rates (from early 2001 to mid-2004), we experienced a time lag between the impact of declining rates on the deposit portfolio (which was felt relatively quickly) and the impact on the loan portfolio (which occurred more slowly).  The consequence of this particular time lag was a positive impact on the net interest margin during the beginning of the rate decline period, followed by a negative impact on the margin as the rate decline approached its conclusion and rates began to increase.

On June 30, 2004, the Fed ended the period of falling rates with a 25 basis point increase in prevailing rates, followed by sixteen additional 25 basis point rate increases through June 29, 2006. The Fed has not changed the targeted Federal Funds rate since that date.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  However, the decrease in the earning assets portfolio yield came to a halt in the first half of 2005 and then began to slowly increase during successive quarters through first two quarters of 2007, although as noted above increases in rates for earning assets of longer maturities have still no matched the full extent of the rate increases previously experienced for shorter-term liabilities.

In summary, the flat or inverted yield curve has hampered loan repricing during this current period of rising short-term rates in all segments of our loan portfolio, aside from those loans that are indexed to the prime rate.  While we expect that the yield on our loan portfolio will continue to slowly reprice upward and believe that the recent increase in the slope of the yield curve will have a positive impact on our loan yields, we also continue to experience competitive pressures on deposit pricing which may continue to drive up our interest expense.  If so, the pressure on our net interest income and net interest margin will also persist.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Jun 2007	Mar 2007	Dec 2006	Sep 2006	Jun 2006
Loan Balances:
Period-End Loans	$1,017,989	$1,014,592	$1,008,999	$ 992,675	$ 994,838
Average Loans, Year-to-Date	1,012,546	1,010,585	996,611	995,578	997,566
Average Loans, Quarter-to-Date	1,014,487	1,010,585	999,676	991,669	995,594
Period-End Assets	1,541,933	1,543,154	1,520,217	1,523,376	1,516,334

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,278	$12,278	$12,241	$12,241	$12,241
Provision for Loan Losses, YTD	186	94	826	560	374
Loans Charged-off, YTD	(426)	(212)	(1,137)	(784)	(544)
Recoveries of Loans Previously Charged-off	277	138	348	257	194
Net Charge-offs, YTD	(149)	(74)	(789)	(527)	(350)
Allowance for Loan Losses, End of Period	$12,315	$12,298	$12,278	$12,274	$12,265

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,298	$12,278	$12,274	$12,265	$12,253
Provision for Loan Losses, QTD	92	94	266	186	101
Loans Charged-off, QTD	(214)	(212)	(353)	(240)	(184)
Recoveries of Loans Previously Charged-off	139	138	91	63	95
Net Charge-offs, QTD	(75)	(74)	(262)	(177)	(89)
Allowance for Loan Losses, End of Period	$12,315	$12,298	$12,278	$12,274	$12,265

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,883	$1,782	$2,038	$1,263	$968
Loans Past due 90 Days or More
and Still Accruing Interest	122	256	739	59	349
Total Nonperforming Loans	2,005	2,038	2,777	1,322	1,317
Repossessed Assets	62	107	144	82	54
Other Real Estate Owned	200	200	248	200	---
Total Nonperforming Assets	$2,267	$2,345	$3,169	$1,604	$1,371

Asset Quality Ratios:
Allowance to Nonperforming Loans	614.22%	603.43%	442.12%	928.41%	931.30%
Allowance to Period-End Loans	1.21	1.21	1.22	1.24	1.23
Provision to Average Loans (Quarter)	0.04	0.04	0.11	0.07	0.04
Provision to Average Loans (YTD)	0.04	0.04	0.08	0.08	0.08
Net Charge-offs to Average Loans (Quarter)	0.03	0.03	0.10	0.07	0.04
Net Charge-offs to Average Loans (YTD)	0.03	0.03	0.08	0.07	0.07
Nonperforming Loans to Total Loans	0.20	0.20	0.28	0.13	0.13
Nonperforming Assets to Total Assets	0.15	0.15	0.21	0.11	0.09

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

Under our SFAS No. 5 analysis, we group loans by type, each with its own loss-rate.  Estimated losses under our SFAS No. 5 evaluation, as of June 30, 2007, reflect consideration of all significant factors that affect collectibility of the loans for these groups of loans.  Quantitatively, we determined the historical loss rate for each of these homogeneous groups or pools of loans.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had one loss on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year to year, which makes this the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at or near historical lows for our company.  Annualized net charge-offs have ranged from .03% to .11% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid to late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.  The loss ratio of .03% for the first two quarters of 2007 was unusually low due to a low level of total charges-offs and a high level of recoveries during this period.  The loss ratio for bank holding companies in our peer group was .09% at March 31, 2007, the most recent reporting period, which were also near historical lows.  The peer group loss ratio ranged from .07% to .30% in the five years preceding 2007.

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

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assigned a loss factor expressed in basis points for each of the qualitative factors above, and for historical credit losses.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.  In order to more accurately estimate probable loan losses, we have segmented the loan loss reserve pools for our commercial loan portfolio between commercial loans and commercial loans secured by real estate, and continued to update our loss rates primarily related to criticized commercial loans and indirect consumer loans accounted for under SFAS No. 5. The net result of these changes was that the amount reserved for the criticized commercial loan portfolio decreased, while the amount reserved for the indirect consumer loan portfolio increased. These enhancements did not result in a material change to the allowance for loan losses or provision for loan losses for the three and six month periods ended June 30, 2007.

Risk Elements

Our nonperforming assets at June 30, 2007 amounted to $2.3 million, a decrease of $902 thousand, or 28.5%, from the December 31, 2006 total, and an increase of $896 thousand, or 65.4%, from the June 30, 2006 total.  In both comparisons the change was primarily attributable to two large commercial loans which were first included in nonperforming assets during the second half of 2006 but only one of which was still included in nonperforming assets as of June 30, 2007, as the other migrated from 90 days past due (and still accruing) to 30-89 days past due status during the first quarter of 2007.

At June 30, 2007, nonperforming assets represented .15% of total assets, a 6 basis point decrease from .21% at year-end 2006 and a 6 basis point increase from .09% at June 30, 2006.  Our June 30, 2007 ratio was still near our historical low.  At March 31, 2007 the ratio of nonperforming assets to total assets for our peer group was .55%.  The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.4 million and represented 0.63% of loans outstanding at that date, substantially unchanged from the approximately $6.0 million of such loans at December 31, 2006, which  represented 0.60% of loans then outstanding.  These non-current loans at June 30, 2007 were composed of approximately $4.4 million of consumer loans, principally indirect automobile loans, $.7 million of residential real estate loans and $1.3 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years.

To the extent that the strength of our residential real estate and commercial real estate loan portfolios reflects not only the strength of the regional economy but more particularly the strength of local and regional real estate markets, it should be noted that residential and commercial real estate prices in our market, Northeastern New York State, while stable or rising in recent years, did not generally experience the rapid and significant increases seen in larger metropolitan areas in the East and West Coasts, and that the current downturn in real estate market prices experienced nationwide may be expected for this reason to be less severe in our market area than elsewhere, and to have a lesser impact on our portfolios.  To date, we have not experienced any significant erosion in the quality of our real estate loan portfolios, nor do we anticipate increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans.  However, if the regional or national economy weakens in up coming periods any or all of these measures may show increases relatively quickly.

CAPITAL RESOURCES

Shareholders' equity decreased $2.2 million during the first six months of 2007.  Components of the change in shareholders' equity are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report.

Components of other comprehensive income or loss, which are taken into account in determining total shareholders’ equity, are presented in the Consolidated Statement of Changes in Shareholders’ Equity.  We adopted the recognition requirements of SFAS No. 158 for our pension and post-retirement benefit plans on December 31, 2006.  Beginning in 2007, the amortization of actuarial losses and the accretion of prior service credits are now components of other comprehensive income or loss and recognized as a component of net periodic benefit costs.

During the first six months of 2007, we paid cash dividends of $.48 per share.

During the first quarter of 2007, Arrow guaranteed a $1.5 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to our ESOP.  The loan proceeds were used by the ESOP to purchase shares of Arrow Common Stock which will be allocated to individual employee accounts in future periods.  As long as the shares remain unallocated, the value of the unallocated shares is reflected as a reduction to shareholders’ equity.

On April 25, 2007 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $6 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2006, of which amount approximately $4.2 million was used to make repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs, including amounts remaining under the current repurchase program.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "critically undercapitalized" to "well-capitalized."  Federal banking law also conditions the ability of banking organizations to engage in certain types of non-banking financial activities on such organizations' continuing to qualify as "well-capitalized" under these standards.

In both 2003 and 2004 we issued $10 million of trust preferred securities in private placements.  Under final rules, issued by the Federal Reserve Board’s capital rules, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of total Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of June 30, 2007, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.51%	12.87%	14.08%
Glens Falls National Bank & Trust Co.	8.54	13.27	14.48
Saratoga National Bank & Trust Co.	8.71	11.44	13.05

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at June 30, 2007 were above the minimum bank regulatory capital standards for financial institutions as described above.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Our common stock is traded on The NASDAQ Stock Market® under the symbol NasdaqGS: AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  All stock price and dividend information listed below has been restated for our September 2006 3% stock dividend.

On July 25, 2007, our Board of Directors declared the 2007 third quarter cash dividend of $.24 payable on September 14, 2007.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2006 three percent stock dividend)

			Cash Dividends Declared

	Sales Price
	Low	High
2006
First Quarter	$24.951	$27.184	$.233
Second Quarter	23.107	27.184	.233
Third Quarter	24.272	26.864	.233
Fourth Quarter	23.380	26.750	.240

2007
First Quarter	$21.200	$25.290	$.240
Second Quarter	21.450	23.680	.240
Third Quarter (payable September 14, 2007)			.240

Quarter Ended June 30,	2007	2006
Dividends Per Share	$.24	$.23
Diluted Earnings Per Share	.40	.40
Dividend Payout Ratio	60.00%	57.50%
Total Equity (in thousands)	$115,911	$114,746
Shares Issued and Outstanding (in thousands)	10,377	10,558
Book Value Per Share	$11.17	$10.87
Intangible Assets (in thousands)	$16,808	$17,164
Tangible Book Value Per Share	$9.55	$9.24

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

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $121.4 million at June 30, 2007.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding, although we have not used either of these vehicles to raise liquid funds in the past.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2007 Compared With

Three Months Ended June 30, 2006

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Jun 2007	Jun 2006	Change	% Change
Net Income	$4,210	$4,277	$(67)	(1.6)%
Diluted Earnings Per Share	.40	.40	---	---
Return on Average Assets	1.10%	1.13%	(.03)%	(2.7)
Return on Average Equity	14.43%	14.84%	(0.41)%	(2.8)

We reported earnings (net income) of $4.2 million for the second quarter of 2007, a decrease of $67 thousand, or 1.6%, from the second quarter of 2006.   Diluted earnings per share were $.40 for both quarters.  The decrease in net income was primarily attributable to a decrease in net interest margin leading to flat growth in net interest income and the fact that increases in noninterest income was not able to fully offset increases in noninterest expense, as discussed below.  Included in net income are: (i) net securities losses, net of tax, of $71 thousand for the 2006 quarter; (ii) a gain on the sale of land of $136 thousand, net of tax, in the 2006 quarter; and (iii) net gains on the sale of loans to the secondary market, net of tax, of $14 thousand and $7 thousand for the respective 2007 and 2006 quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Jun 2007	Jun 2006	Change	% Change
Interest and Dividend Income	$22,126	$20,651	$1,475	7.1%
Interest Expense	9,984	8,512	1,472	17.3
Net Interest Income	$12,142	$12,139	$ 3	---

Taxable Equivalent Adjustment	717	643	74	11.5

Average Earning Assets (1)	$1,469,060	$1,454,397	$14,663	1.0
Average Paying Liabilities	1,218,644	1,207,062	11,582	1.0

Yield on Earning Assets (1)	6.04%	5.70%	0.34%	6.0
Cost of Paying Liabilities	3.29	2.83	0.46	16.3
Net Interest Spread	2.75	2.87	(0.12)	(4.2)
Net Interest Margin	3.32	3.35	(0.03)	(0.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased, from 3.35% to 3.32%, from the second quarter of 2006 to the second quarter of 2007.  However, our net interest margin reached its low point in recent periods, 3.24%, for the fourth quarter of 2006 and has increased by 8 basis points since that time, rising back to 3.32% for each of the first two quarters of 2007.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income, on a taxable equivalent basis, was essentially unchanged in the second quarter of 2007 from the second quarter of 2006.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2000-2007" and “Loan Trends,” when the Federal Reserve Board began to raise interest rates in June 2004 after a long-term downward trend, our deposit liabilities repriced upward in ensuing quarters, faster than our earning assets repriced, leading to margin shrinkage.  The Federal Funds rate targeted by the Fed has not increase (or decreased) since June 2006.  The fact that net interest margin in the second quarter of 2007 remained unchanged from the first quarter of 2007 reflected upward repricing of earning assets at a similar pace as the upward repricing of paying liabilities.  The cost of our non-maturity deposits increased primarily as a result of competitive pressures.  Many financial institutions, including Arrow, delayed increasing rates on non-maturity deposit products during the period of rising rates, while rates paid on time deposits responded much more quickly to changes in market rates.  Meanwhile, the modest increase between the 2006 period and the 2007 period in average earning assets of $14.7 million, or 1.0%, demonstrated the dampening impact of a flat yield curve on our desire to extend credit, discussed earlier in this report.

The provisions for loan losses were $92 thousand and $101 thousand for the quarters ended June 30, 2007 and 2006, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 24.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ending
	Jun 2007	Jun 2006	Change	% Change
Income From Fiduciary Activities	$1,419	$1,307	$112	8.6%
Fees for Other Services to Customers	2,062	2,009	53	2.6
Net Losses on Securities Transactions	---	(118)	118	---
Insurance Commissions	462	482	(20)	(4.1)
Other Operating Income	228	372	(144)	(38.7)
Total Noninterest Income	$4,171	$4,052	$119	2.9

Income from fiduciary activities totaled $1.4 million for the second quarter of 2007, an increase of $112 thousand, or 8.6%, from the second quarter of 2006.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at June 30, 2007, amounted to $961.3 million, an increase of $114.0 million, or 13.5%, from June 30, 2006.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor of our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $198.2 million at June 30, 2007.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the majority of the balances in the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds and servicing income on sold loans) were $2.1 million for the second quarter of 2007, an increase of $53 thousand, or 2.6%, from the 2006 quarter.  The increase was primarily attributable to an increase in fees we receive from mutual fund referrals and merchant credit card servicing fees.

For the second quarter of 2006, total noninterest income included net securities losses of $118 thousand on the sale of $14.8 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the second quarters of 2007 and 2006:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Second Quarter
	2007	2006
Investment Sales
U.S. Agency Securities	$ ---	$10,000
Other	1,195	4,806
Total Sales	$1,195	$14,806
Net Losses	$---	$(118)

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$19,746
Other Mortgage-Backed Securities	39,494	5,913
U.S. Agency Securities	500	5,000
State and Municipal Obligations	3,526	4,767
Other	1,047	5,945
Total Purchases	$44,567	$41,371

The sale of U.S. agency securities in the second quarter of 2006 was primarily to replace lower-yielding securities with higher-yielding securities.

Insurance commissions continued as a significant source of noninterest income for us in 2007, following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.

The primary reason for the decrease in other operating income from the 2006 to the 2007 quarter was our sale, in the 2006 period, to a third party of a parcel of land we had earlier purchased to serve as premises for a new branch, resulting in a gain of $227 thousand (pre-tax).

Other operating income also includes data processing servicing fee income received from one unaffiliated upstate New York bank (this servicing ended in the second quarter of 2007), and net gains or losses on the sale of loans, other real estate owned and other assets.  During the second quarters of both 2006 and 2007, we did not sell any residential real estate loans to the secondary market except as noted in the following sentence.  During both quarters we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ending
	Jun 2007	Jun 2006	Change	% Change
Salaries and Employee Benefits	$5,439	$5,480	$ (41)	(0.7)%
Occupancy Expense of Premises, Net	831	815	16	2.0
Furniture and Equipment Expense	786	813	(27)	(3.3)
Other Operating Expense	2,517	2,223	294	13.2
Total Noninterest Expense	$9,573	$9,331	$242	2.6

Efficiency Ratio	58.10%	56.56%	1.54%	2.7

Noninterest expense for the second quarter of 2007 was $9.6 million, an increase of $242 thousand, or 2.6%, over the expense for the second quarter of 2006.  For the second quarter of 2007, our efficiency ratio was 58.10%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from 2006 to 2007, it still compares favorably to the March 31, 2007 peer group ratio of 63.16%.

Salaries and employee benefits expense decreased $41 thousand, or 0.7%, from the second quarter of 2006 to the second quarter of 2007.  The decrease is primarily attributable to a decrease in expenses for pension and post-retirement benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for the second quarter of 2007, 19 basis points less than the ratio for our peer group of 1.61% at March 31, 2007.

The increase in occupancy expense was primarily in the area of building maintenance expenses and the decrease in furniture and equipment expense was primarily attributable to savings in data processing expenses.

Other operating expense was $2.5 million for the second quarter of 2007, an increase of $294 thousand, or 13.2%, from the second quarter of 2006.  The increase was spread among several areas, including marketing, telephone, supplies and legal fees.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2007	Jun 2006	Change	% Change
Provision for Income Taxes	$1,721	$1,839	$(118)	(6.4)%
Effective Tax Rate	29.00%	30.07%	(1.07)%	(3.6)

The provisions for federal and state income taxes amounted to $1.7 million and $1.8 million for the second quarters of 2007 and 2006, respectively.  The decrease in the effective tax rate was primarily attributable to an increase in the percentage holdings of tax-exempt securities.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2007 Compared With

Six Months Ended June 30, 2006

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ending
	Jun 2007	Jun 2006	Change	% Change
Net Income	$8,341	$8,336	$5	0.1%
Diluted Earnings Per Share	.79	.77	.02	2.6
Return on Average Assets	1.10%	1.10%	---%	---
Return on Average Equity	14.28%	14.43%	(0.15)%	(1.0)

We reported earnings (net income) of $8.3 million for the first six months of 2007, virtually unchanged from the first six months of 2006.   Diluted earnings per share were $.79 and $.77 for the respective periods.  The flat earnings result reflected the offsetting effect of a slight decrease in net interest income against a slight increase in noninterest income.  Net interest income declined, mainly due to a decrease in net interest margin.  The 2 cent increase in diluted earnings per share, in the face of flat earnings growth, was largely attributable to the impact of shares repurchased in the past twelve months under our publicly announced repurchase programs.

Included in net income for the six months periods were: (i) net securities losses, net of tax, of $71 thousand in the 2006 period versus no securities gains or losses for the 2007 period; (ii) a gain on the sale of land of $136, net of tax, in the 2006 period; and (iii) net gains on the sale of loans to the secondary market, net of tax, of $17 thousand in the 2007 period versus $33 thousand for the 2006 period.

The following narrative discusses the six-month to six-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Six Months Ending
	Jun 2007	Jun 2006	Change	% Change
Interest and Dividend Income	$43,657	$40,625	$ 3,032	7.5%
Interest Expense	19,598	16,362	3,236	19.8
Net Interest Income	$24,059	$24,263	$(204)	(0.8)

Taxable Equivalent Adjustment	$ 1,432	$ 1,285	$147	11.4

Average Earning Assets (1)	$1,462,574	$1,451,822	$10,752	0.7
Average Paying Liabilities	1,210,662	1,206,511	4,151	0.3

Yield on Earning Assets (1)	6.02%	5.64%	0.38%	6.7
Cost of Paying Liabilities	3.26	2.73	0.53	19.4
Net Interest Spread	2.76	2.91	(0.15)	(5.2)
Net Interest Margin	3.32	3.37	(0.05)	(1.5)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased, from 3.37% to 3.32%, from the first six months of 2006 to the first six months of 2007.  Despite this fact, our net interest margin in each of the first two quarters of 2007 (3.32% in each quarter) was higher than our net interest margin for the fourth quarter of 2006.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income, on a taxable equivalent basis, was down $204 thousand from the first six months of 2006.  As discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2000-2007" and “Loan Trends,” when the Federal Reserve Board began to raise interest rates in June 2004 after a long-term downward trend, our deposit liabilities repriced upward in ensuing quarters, faster than our earning assets repriced, leading to margin shrinkage.  The targeted Federal Funds rate has not changed since June 2006, and our margin has resisted further shrinkage over the last four quarters.    Meanwhile, the modest increase in average earning assets of $10.8 million, or 0.7%, demonstrates the impact of a flat yield curve, discussed earlier in this report.

The provisions for loan losses were $186 thousand and $374 thousand for the six months ended June 30, 2007 and 2006, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 24.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ending
	Jun 2007	Jun 2006	Change	% Change
Income From Fiduciary Activities	$2,872	$2,610	$262	10.0%
Fees for Other Services to Customers	3,944	3,813	131	3.4
Net Losses on Securities Transactions	---	(118)	118	---
Insurance Commissions	963	904	59	6.5
Other Operating Income	404	569	(165)	(29.0)
Total Noninterest Income	$8,183	$7,778	$405	5.2

Income from fiduciary activities totaled $2.9 million for the first six months of 2007, an increase of $262 thousand, or 10.0%, from the first six months of 2006.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at June 30, 2007, amounted to $961.3 million, an increase of $114.0 million, or 13.5%, from June 30, 2006.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor of our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $198.2 million at June 30, 2007.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds and servicing income on sold loans) were $3.9 million for the first six months of 2007, an increase of $131 thousand, or 3.4%, from the 2006 period.  The increase was primarily attributable to an increase in fees we receive from mutual fund referrals and merchant credit card servicing fees.

For the first six months of 2006, total noninterest income included net securities losses of $118 thousand on the sale of $20.6 million of securities available-for-sale (primarily U.S. agency securities).  The following table presents sales and purchases in the available-for-sale investment portfolio for the first six months of 2007 and 2006:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	First Six Months
	2007	2006
Investment Sales
U.S. Agency Securities	$ ---	$10,000
Other	1,195	10,614
Total Sales	$1,195	$20,614
Net Losses	$---	$(118)

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$19,746
Other Mortgage-Backed Securities	39,494	5,914
U.S. Agency Securities	500	5,000
State and Municipal Obligations	4,992	8,033
Other	1,586	11,525
Total Purchases	$46,572	$50,218

The sale of U.S. agency securities in the 2006 period, was primarily to replace lower-yielding securities with higher-yielding securities.

Insurance commissions for the 2007 period were $963 thousand, an increase of $59 thousand, or 6.5%, above insurance commissions for the 2006 period.  Our subsidiary insurance agency, Capital Financial Group, Inc. specializes in selling and servicing group health care policies.

The primary reason for the decrease in other operating income from the 2006 to the 2007 period was our sale, in the 2006 period, to a third party of a parcel of land we had earlier purchased to serve as premises for a new branch, resulting in a gain of $227 thousand (pre-tax).

Other operating income also includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  Other than the pre-arranged sales discussed in the following sentence, we have not sold residential real estate loan originations in the secondary market since the first quarter of 2006, when we sold $3.0 million of newly originated 30 year, fixed-rate residential real estate loans.  During both periods we sold all student loan originations along with the servicing rights and effected certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Six Months Ending
	Jun 2007	Jun 2006	Change	% Change
Salaries and Employee Benefits	$10,756	$10,951	$(195)	(1.8)%
Occupancy Expense of Premises, Net	1,643	1,620	23	1.4
Furniture and Equipment Expense	1,541	1,570	(29)	(1.8)
Other Operating Expense	4,994	4,344	650	15.0
Total Noninterest Expense	$18,934	$18,485	$ 449	2.4

Efficiency Ratio	58.10%	56.79%	1.31%	2.3

Noninterest expense for the first six months of 2007 was $18.9 million, an increase of $449 thousand, or 2.4%, over the expense for the first six months of 2006.  For the first six months of 2007, our efficiency ratio was 58.10%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   Although our efficiency ratio increased from 2006 to 2007, it still compares favorably to the March 31, 2007 peer group ratio of 63.16%.

Salaries and employee benefits expense decreased $195 thousand, or 1.8%, from the first six months of 2006 to the first six months of 2007.  The decrease is primarily attributable to a decrease in expenses for pension and post-retirement benefits.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.42% for the first six months of 2007, 19 basis points less than the ratio for our peer group of 1.61% at March 31, 2007.

The increase in occupancy expense was primarily in the area of building maintenance expenses and the decrease in furniture and equipment expense was primarily attributable to savings in data processing expenses.

Other operating expense was $5.0 million for the first six months of 2007, an increase of $650 thousand, or 15.0%, from the first six months of 2006.  The increase was spread among several areas, including marketing, telephone, supplies, third party computer processing services and legal fees.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2007	Jun 2006	Change	% Change
Provision for Income Taxes	$3,349	$3,561	$(212)	(6.0)%
Effective Tax Rate	28.65%	29.93%	(1.28)%	(4.3)

The decrease in the effective tax rate from the 2006 period to the 2007 period was due to the relative increase in the impact of tax-exempt income in the later period.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also involve market risk.  Market risk is the possibility that changes in future market rates or prices will make our position less valuable.  The ongoing monitoring and management of risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of June 30, 2007, a 200 basis point increase in interest rates demonstrated a 5.1% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 1.2% increase in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from June 2004 through June 2006 that resulted in an aggregate 425 basis point increase in the targeted Federal Funds rate.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would subsequently reverse and have a positive impact on net interest margin and net interest income in ensuing years.  We believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.  In either case, however, whether prevailing rates are increasing or decreasing, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  That is, our model assumes that interest rate changes of a given magnitude will be experienced equally across different maturities of earning assets and paying liabilities without significantly impacting the yield curve, whereas if a change in the shape of the yield curve accompanies a change in prevailing rates, the effect on net interest income, in the short run and longer term, will be different, particularly if earning assets and paying liabilities are not evenly matched from a maturity standpoint, as is usually the case.  We are not able to predict with certainty what the magnitude of the effect on net interest income would be if prevailing interest rates change by specified amounts but the yield curve simultaneously changes shape, i.e., the specified rate change is not experienced evenly across all maturities.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2006) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended March 31, 2007).  Please refer to the Risk Factors listed those previously filed documents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2007:

Second Quarter 2007 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	71,760	$22.32	70,000	$4,436,900
May	70,462	22.32	58,200	3,137,112
June	18,303	22.44	---	3,137,112
Total	160,525	22.34	128,200

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  April – DRIP purchases (1,760 shares) May – DRIP purchases (6,554 shares), stock option exercises (5,708 shares); June – DRIP purchases (18,303 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase programs.  On April 25, 2007 the Board of Directors authorized a new $6 million stock repurchase program  to replace the previous  repurchase program approved in April 2006.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2007 repurchase program, the company’s only publicly-announced stock repurchase program in effect at each month-end.

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

The following directors were not up for election at the Annual Meeting, but continued in office after the meeting: John J. Carusone, Jr., Michael B. Clarke, Kenneth C. Hopper, MD, David G. Kruczlnicki, Elizabeth O’C. Little, David L. Moynehan and Richard J. Reisman, DMD.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 8, 2007	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 8, 2007	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)