Form 10-Q/A
period 2007-06-30
ARROW FINANCIAL CORP
filed 2007-08-27
CIK 717538

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A ("Form 10-Q/A") to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 is being filed with the U.S. Securities and Exchange Commission to include corrected certifications of the principal executive officer and principal financial officer of the Registrant, which certifications are required to be included as exhibits to the Form 10-Q under Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended (the “Act”).  The corrected certifications, filed as Exhibit 32 with this Amendment, supersede Exhibit 32 as initially filed with the Form 10-Q.

Pursuant to Rule 12b-15 under the Act, this Amendment also is accompanied by new certifications by the principal executive officer and principal financial officer of the Registrant given under Rule 13a-14(a) under the Act, which new certifications are filed with this Amendment as Exhibits 31.1 and 31.2.  Rule 12b-15 also requires that new certifications by the principal executive officer and principal financial officer of the registrant under Rule 13a-14(b) be given with any amendment to the Form 10-Q.  As noted in the preceding paragraph, such certifications in corrected form are being filed as a subject of this Amendment.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 27, 2007	__/s/ Thomas L. Hoy____________
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 27, 2007	__/s/ Terry R. Goodemote________
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

3