Form 10-Q
period 2007-09-30
ARROW FINANCIAL CORP
filed 2007-11-06
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

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

Class

Outstanding as of October 31, 2007

Common Stock, par value $1.00 per share

10,610,438

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2007

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and Due from Banks	$ 42,219	$ 34,995
Federal Funds Sold	4,000	9,000
Cash and Cash Equivalents	46,219	43,995
Securities Available-for-Sale	336,055	315,886
Securities Held-to-Maturity (Approximate Fair Value of $115,446 at September 30, 2007 and $108,270 at December 31, 2006)	115,702	108,498
Loans	1,034,548	1,008,999
Allowance for Loan Losses	(12,341)	(12,278)
Net Loans	1,022,207	996,721
Premises and Equipment, Net	16,385	15,608
Other Real Estate and Repossessed Assets, Net	89	392
Goodwill	14,614	14,503
Other Intangible Assets, Net	2,085	2,422
Other Assets	23,693	22,192
Total Assets	$1,577,049	$1,520,217
LIABILITIES
Deposits:
Demand	$ 191,125	$ 183,492
Regular Savings, N.O.W. & Money Market Deposit Accounts	607,180	559,132
Time Deposits of $100,000 or More	166,916	187,777
Other Time Deposits	252,281	255,996
Total Deposits	1,217,502	1,186,397
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,576	47,566
Other Short-Term Borrowings	1,215	758
Federal Home Loan Bank Advances	150,000	125,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	21,882	22,366
Total Liabilities	1,458,175	1,402,087
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at September 30, 2007 and 14,299,556 Shares Issued at December 31, 2006)	14,729	14,300
Surplus	160,912	150,919
Undivided Profits	13,410	17,619
Unallocated ESOP Shares (109,885 Shares at September 30, 2007 and 62,811 Shares at December 31, 2006)	(2,042)	(862)
Accumulated Other Comprehensive Loss	(6,157)	(7,965)
Treasury Stock, at Cost (4,006,352 Shares at September 30, 2007 and 3,649,803 Shares at December 31, 2006)	(61,978)	(55,881)
Total Shareholders’ Equity	118,874	118,130
Total Liabilities and Shareholders’ Equity	$1,577,049	$1,520,217

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,675	$15,547	$48,991	$45,433
Interest on Federal Funds Sold	212	100	703	216
Interest and Dividends on Securities Available-for-Sale	3,941	3,888	11,286	11,093
Interest on Securities Held-to-Maturity	1,093	905	3,166	3,038
Total Interest and Dividend Income	21,921	20,440	64,146	59,780

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	2,333	1,808	6,599	5,145
Other Deposits	5,550	4,567	16,342	13,023
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	357	322	1,026	775
Other Short-Term Borrowings	6	5	18	24
Federal Home Loan Bank Advances	1,671	1,833	4,831	5,261
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	355	358	1,054	1,027
Total Interest Expense	10,272	8,893	29,870	25,255
NET INTEREST INCOME	11,649	11,547	34,276	34,525
Provision for Loan Losses	136	186	322	560
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,513	11,361	33,954	33,965

NONINTEREST INCOME
Income from Fiduciary Activities	1,334	1,196	4,206	3,806
Fees for Other Services to Customers	2,097	2,163	6,041	5,976
Net Losses on Securities Transactions	---	---	---	(118)
Insurance Commissions	472	458	1,435	1,362
Other Operating Income	186	213	590	782
Total Noninterest Income	4,089	4,030	12,272	11,808

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,442	5,546	16,198	16,497
Occupancy Expense of Premises, Net	750	712	2,393	2,332
Furniture and Equipment Expense	720	776	2,261	2,346
Other Operating Expense	2,311	2,168	7,305	6,512
Total Noninterest Expense	9,223	9,202	28,157	27,687

INCOME BEFORE PROVISION FOR INCOME TAXES	6,379	6,189	18,069	18,086
Provision for Income Taxes	1,869	1,928	5,218	5,489
NET INCOME	$ 4,510	$ 4,261	$12,851	$12,597

Average Shares Outstanding:
Basic	10,628	10,878	10,746	10,931
Diluted	10,697	11,031	10,821	11,085

Per Common Share:
Basic Earnings	$ .42	$ .39	$ 1.20	$ 1.15
Diluted Earnings	.42	.39	1.19	1.14

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	12,851	---	---	---	12,851
Amortization of Net Pension Plan Actuarial Loss	---	---	---	---	---	184	---	184
Accretion of Net Pension Plan Prior Service Credit	---	---	---	---	---	(110)	---	(110)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,872)	---	---	---	---	---	1,734	---	1,734
Comprehensive Income								14,659

3% Stock Dividend	428,987	429	9,148	(9,577)	---	---	---	---
Cash Dividends Paid, $.70 per Share	---	---	---	(7,483)	---	---	---	(7,483)
Stock Options Exercised (24,912 Shares)	---	---	199	---	---	---	187	386
Shares Issued Under the Directors’ Stock Plan (3,293 Shares)	---	---	48	---	---	---	25	73
Shares Issued Under the Employee Stock Purchase Plan (16,769 Shares)	---	---	231	---	---	---	131	362
Stock-Based Compensation Expense	---	---	49	---	---	---	---	49
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	202	---	320	---	---	522
Acquisition of Subsidiary (4,317 Shares)	---	---	79	---	---	---	32	111
Purchase of Treasury Stock (289,150 Shares)	---	---	---	---	---	---	(6,472)	(6,472)
Balance at September 30, 2007	14,728,543	$14,729	$160,912	$13,410	$(2,042)	$(6,157)	$(61,978)	$118,874

Cash dividends declared have been adjusted for the September 2007 3% stock dividend.

Included in the shares issued for the 3% stock dividend in 2007 were treasury shares of 116,690 and unallocated ESOP shares of 3,201.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2007	2006
Operating Activities:
Net Income	$12,851	$12,597
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	322	560
Depreciation and Amortization	2,212	2,357
Compensation Expense for Allocated ESOP Shares	202	269
Gains on the Sale of Securities Available-for-Sale	---	(14)
Losses on the Sale of Securities Available-for-Sale	---	132
Loans Originated and Held-for-Sale	(1,428)	(4,915)
Proceeds from the Sale of Loans Held-for-Sale	3,665	5,333
Net Gains on the Sale of Loans	(33)	(63)
Net Losses (Gains) on the Sale of Fixed Assets, Other Real Estate Owned and Repossessed Assets	13	(224)
Contributions to Pension Plans	(2,375)	(2,323)
Deferred Tax Expense	969	666
Stock-Based Compensation Expense	49	---
Shares Issued Under the Directors’ Stock Plan	73	65
Net Increase in Other Assets	(1,988)	(1,280)
Net (Decrease) Increase in Other Liabilities	(18)	4,366
Net Cash Provided By Operating Activities	14,514	17,526
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	2,225	25,302
Proceeds from the Maturities and Calls of Securities Available-for-Sale	38,689	21,914
Purchases of Securities Available-for-Sale	(58,588)	(61,737)
Proceeds from the Maturities of Securities Held-to-Maturity	9,046	28,113
Purchases of Securities Held-to-Maturity	(16,418)	(1,767)
Net (Increase) Decrease in Loans	(28,513)	2,322
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	793	1,089
Purchases of Premises and Equipment	(1,746)	(1,460)
Net Cash (Used In) Provided By Investing Activities	(54,512)	13,776
Financing Activities:
Net Increase (Decrease) in Deposits	31,105	(2,679)
Net Increase in Short-Term Borrowings	467	12,242
Federal Home Loan Bank Advances	30,000	40,000
Federal Home Loan Bank Repayments	(5,000)	(52,000)
Purchases of Treasury Stock	(6,472)	(4,042)
Treasury Stock Issued for Stock-Based Plans	748	398
Tax Benefit from Exercise of Stock Options	37	5
Common Stock Purchased by ESOP	(1,500)	---
Allocation of ESOP Shares	320	301
Cash Dividends Paid	(7,483) (6,663)	(7,375) (6,663)
Net Cash Provided By (Used In) Financing Activities	42,222	(13,150)
Net Increase in Cash and Cash Equivalents	2,224	18,152
Cash and Cash Equivalents at Beginning of Period	43,995	35,558
Cash and Cash Equivalents at End of Period	$46,219	$53,710
Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest on Deposits and Borrowings	$29,369	$23,434
Income Taxes	5,902	3,260
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	501	666
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	1,734	(224)
Shares Issued for CFG Acquisition	111	41
Change in Pension Liability Recognized in Other Comprehensive Income	74	(83)

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2007

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2007 and December 31, 2006; the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006; the change in shareholders’ equity for the nine-month period ended September 30, 2007 and the cash flows for the nine-month periods ended September 30, 2007 and 2006.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2006, included in Arrow’s 2006 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2007 and December 31, 2006:

	2007	2006
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,164)	$(4,238)
Net Unrealized Holding Losses on Securities Available-for-Sale	(1,993)	(3,727)
Total Accumulated Other Comprehensive Loss	$(6,157)	$(7,965)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2007:
Basic EPS	$4,510	10,628	$.42
Dilutive Effect of Stock Options	---	69
Diluted EPS	$4,510	10,697	$.42
For the Three Months Ended September 30, 2006:
Basic EPS	$4,261	10,878	$.39
Dilutive Effect of Stock Options	---	153
Diluted EPS	$4,261	11,031	$.39
For the Nine Months Ended September 30, 2007:
Basic EPS	$12,851	10,746	$1.20
Dilutive Effect of Stock Options	---	75
Diluted EPS	$12,851	10,821	$1.19
For the Nine Months Ended September 30, 2006:
Basic EPS	$12,597	10,931	$1.15
Dilutive Effect of Stock Options	---	154
Diluted EPS	$12,597	11,085	$1.14

4.   Stock-Based Compensation Plans (Dollars In Thousands)

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R) “Accounting for Stock-Based Compensation” using the “modified prospective” method.  Under this method, SFAS No. 123(R) requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date for all awards granted after December 31, 2005.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e. the vesting period), which is typically four years for Arrow.  Under our 1998 Long-Term Incentive Plan, we granted options to purchase 46,350 shares of our common stock in 2006.  The amount expensed for the three- and nine-month periods ending September 30, 2007 was $16 and $49, respectively.  There was no expense in the 2006 periods until the fourth quarter.

No stock options have been granted in 2007, to date.  The weighted-average fair value of options granted during 2006, as adjusted, was $5.69.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield - 3.86%; expected volatility - 27.2%; risk free interest rate - 4.81%; and an expected life of 7.42 years.

Arrow also sponsors an Employee Stock Purchase Plan (ESPP) under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

The following table presents the activity in Arrow’s stock option plans for the first nine months of 2007 and 2006:

	2007		2006
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	551,154	$20.01	569,582	$18.73
Granted	---	---	---	---
Exercised	(25,658)	15.04	(2,724)	12.21
Forfeited	(6,115)	24.74	---	---
Outstanding at September 30	519,381	20.20	566,858	18.76
Exercisable at September 30	472,939	19.82	566,858	18.76

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $1,801 of standby letters of credit outstanding on September 30, 2007, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at September 30, 2007 was insignificant.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$249	$227	$ 41	$ 40
Interest Cost	405	295	95	141
Expected Return on Plan Assets	(626)	(428)	---	---
Amortization of Prior Service Cost (Credit)	(31)	(21)	(30)	(19)
Amortization of Transition Obligation	---	---	---	10
Amortization of Net Loss	82	93	30	45
Net Periodic Benefit Cost	$ 79	$166	$136	$217

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Service Cost	$ 746	$ 808	$124	$108
Interest Cost	1,216	1,055	287	369
Expected Return on Plan Assets	(1,849)	(1,529)	---	---
Amortization of Prior Service Cost (Credit)	(91)	(73)	(89)	(50)
Amortization of Transition Obligation	---	---	---	28
Amortization of Net Loss	244	332	89	115
Net Periodic Benefit Cost	$ 266	$ 593	$411	$570

During 2007 we made a contribution to our qualified pension plan in the amount of $2 million.  In addition, through September 30, 2007, we contributed $375 to the nonqualified pension plan.  We contributed $226 to our postretirement benefit plans for the first nine months of 2007 and expect the total for 2007 to amount to $302.

7. Accounting for Uncertainty in Income Taxes

On January 1, 2007 we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  The adoption of FIN 48 did not result in an increase or decrease to our income tax liability.  Our accounting policy calls for any interest expense and/or penalties related to the underpayment of income taxes to be recorded as a component of the provision for income taxes.  There was no material accrual for interest expense or penalties at January 1, 2007 or at September 30, 2007.

Also, there was no material interest expense or penalties recognized during the nine months ended September 30, 2007.  There were no material unrecognized tax benefits as a result of tax positions taken prior to January 1, 2007, or for the nine months ended September 30, 2007.  At September 30, 2007, tax returns for calendar years 2003 to 2005 were open to examination by the Internal Revenue Service.  During the second quarter of 2007, the New York State Department of Taxation and Finance began an examination of our bank franchise tax returns filed for 2003 to 2005, the only years open to examination at that time.

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

Effective December 31, 2006, SFAS No. 158 required Arrow to recognize the overfunded or underfunded status of our single employer defined benefit postretirement plan as an asset or liability on its consolidated balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  However, gains or losses, prior services costs or credits, and transition assets or obligations that were not included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, were recognized as components of the ending balance of accumulated other comprehensive income (loss), net of tax.  Amortization subsequent to December 31, 2006 has been recognized as a component of other comprehensive income.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, the consolidated statement of changes in shareholders’ equity for the nine-month period ended September 30, 2007 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

November 5, 2007

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2007

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 266 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 2007, and peer group data has been derived from such Report.

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

Certain forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	21	4th & 5th paragraphs
	22	1st paragraph
	24	1st paragraph under table
	24	Last paragraph
	31	2nd paragraph under table
	34	2nd paragraph under table
	37	Last 3 paragraphs
Change in the level of loan losses and nonperforming loans and assets	26	1st paragraph
	26	4th paragraph
	27	Last paragraph
Estimated provision and allowance for loan losses	26	3rd paragraph
Future level of residential real estate loans	23	2nd paragraph
Impact of competition for indirect loans	23	6th paragraph
Liquidity	30	4th paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates, economic activity, or consumer spending patterns; sudden changes in the market for products we provide, such as real estate loans; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated business opportunities; and similar uncertainties inherent in banking operations or business generally.

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

OVERVIEW

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Net Income	$4,510	$4,210	$4,131	$4,295	$4,261

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	---	---	---	10	---
Net Gains on Sales of Loans	2	14	3	7	5

Period End Shares Outstanding	10,612	10,689	10,807	10,905	10,879
Basic Average Shares Outstanding	10,628	10,732	10,881	10,895	10,878
Diluted Average Shares Outstanding	10,697	10,804	10,966	11,021	11,031
Basic Earnings Per Share	.42	.39	.38	$.39	$.39
Diluted Earnings Per Share	.42	.39	.38	.39	.39
Cash Dividends Per Share	.23	.23	.23	.23	.23
Stock Dividends/Splits	3%	---	---	---	3%

Average Assets	$1,566,329	$1,539,278	$1,525,423	$1,530,566	$1,515,722
Average Equity	116,362	116,998	118,532	120,097	116,683
Return on Average Assets	1.14%	1.10%	1.10%	1.11%	1.12%
Return on Average Equity	15.38	14.43	14.13	14.19	14.49

Average Earning Assets	$1,494,744	$1,469,060	$1,456,018	$1,458,211	$1,444,772
Average Paying Liabilities	1,231,812	1,218,644	1,202,593	1,203,444	1,190,138
Interest Income, Tax-Equivalent [1]	22,669	22,126	21,530	21,388	20,986
Interest Expense	10,272	9,984	9,614	9,488	8,893
Net Interest Income, Tax-Equivalent [1]	12,397	12,142	11,916	11,900	12,093
Tax-Equivalent Adjustment	748	717	714	557	546
Net Interest Margin [1]	3.29%	3.32%	3.32%	3.24%	3.32%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,223	$ 9,573	$ 9,361	$ 9,120	$ 9,202
Less: Intangible Asset Amortization	(96)	(96)	(106)	(107)	(106)
Net Noninterest Expense	9,127	9,477	9,255	9,013	9,096
Net Interest Income, Tax-Equivalent [1]	12,397	12,142	11,916	11,900	12,093
Noninterest Income	4,089	4,171	4,012	3,973	4,030
Less: Net Securities (Gains) Losses	---	---	---	(16)	---
Net Gross Income	16,486	16,313	15,928	15,857	16,123
Efficiency Ratio [1]	55.36%	58.10%	58.11%	56.84%	56.42%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.39%	8.51%	8.62%	8.63%	8.51%
Total Shareholders’ Equity (i.e. Book Value)	$118,874	$115,911	$118,380	$118,130	$119,373
Book Value per Share	11.20	10.84	10.95	10.83	10.97
Intangible Assets	16,699	16,808	16,917	16,925	17,044
Tangible Book Value per Share[1]	9.63	9.27	9.39	9.28	9.41

Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.03%	.03%	.10%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.05	.04	.04	.11	.07
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.19	1.21	1.21	1.22	1.24
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	610.64	614.22	603.43	442.12	928.41
Nonperforming Loans as a Percentage of Loans, Period-end	.20	.20	.20	.28	.13
Nonperforming Assets as a Percentage of Total Assets, Period-end	.13	.15	.15	.21	.11

1 See “Use of Non-GAAP Financial Measures” on page 13.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

	Sep 2007	Sep 2006
Net Income	$12,851	$12,597

Transactions Recorded in Net Income (Net of Tax):
Net Securities Losses	---	(71)
Net Gains on Sales of Loans	19	38
Net Gains on the Sale of Other Real Estate Owned	3	---
Net Gains on the Sale of Premises	---	136

Period End Shares Outstanding	10,612	10,879
Basic Average Shares Outstanding	10,746	10,930
Diluted Average Shares Outstanding	10,821	10,085
Basic Earnings Per Share	1.20	1.15
Diluted Earnings Per Share	1.19	1.14
Cash Dividends	.70	.68

Average Assets	$1,543,826	$1,519,551
Average Equity	117,289	116,580
Return on Average Assets	1.11%	1.11%
Return on Average Equity	14.65	14.45

Average Earning Assets	$1,473,415	$1,449,446
Average Paying Liabilities	1,217,789	1,200,992
Interest Income, Tax-Equivalent [1]	66,325	61,611
Interest Expense	29,870	25,255
Net Interest Income, Tax-Equivalent [1]	36,455	36,356
Tax-Equivalent Adjustment	2,179	1,831
Net Interest Margin [1]	3.31%	3.35%
Efficiency Ratio Calculation [1]
Noninterest Expense	$28,157	$27,687
Less: Intangible Asset Amortization	(299)	(329)
Net Noninterest Expense [1]	27,858	27,358
Net Interest Income, Tax-Equivalent	36,455	36,356
Noninterest Income	12,272	11,808
Less Net Securities Losses	---	118
Net Gross Income, Adjusted [1]	48,727	48,282
Efficiency Ratio [1]	57.17%	56.66%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.39%	8.51%
Total Shareholders’ Equity (i.e. Book Value)	$118,874	$119,373
Book Value per Share	11.20	10.97
Intangible Assets	16,699	17,044
Tangible Book Value per Share	9.63	9.41

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.03%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.04	.08
Allowance for Loan Losses as a Percentage of Period-end Loans	1.19	1.24
Allowance for Loan Losses as a Percentage of Nonperforming Loans	610.64	928.41
Nonperforming Loans as a Percentage of Period-end Loans	.20	.13
Nonperforming Assets as a Percentage of Period-end Total Assets	.13	.11

1 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2007			2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 16,013	$ 211	5.23%	$ 7,587	$ 100	5.23%

Securities Available-for-Sale:
Taxable	317,111	3,682	4.611	327,110	3,648	4.421
Non-Taxable	25,848	387	5.94	22,719	273	4.77
Securities Held-to-Maturity:
Taxable	308	4	5.15	344	4	4.61
Non-Taxable	114,065	1,630	5.67	95,343	1,337	5.56

Loans	1,021,399	16,755	6.51	991,669	15,624	6.25

Total Earning Assets	1,494,744	22,669	6.02	1,444,772	20,986	5.76

Allowance For Loan Losses	(12,325)			(12,273)
Cash and Due From Banks	33,854			34,076
Other Assets	50,056			49,147
Total Assets	$1,566,329			$1,515,722

Deposits:
Interest-Bearing NOW Deposits	$ 310,219	1,687	2.16	$ 269,103	1,111	1.64
Regular and Money Market Savings	263,620	1,006	1.51	281,958	932	1.31
Time Deposits of $100,000 or More	189,685	2,333	4.88	154,929	1,808	4.63
Other Time Deposits	257,056	2,857	4.41	255,491	2,524	3.92
Total Interest-Bearing Deposits	1,020,580	7,883	3.06	961,481	6,375	2.63

Short-Term Borrowings	49,976	363	2.88	50,062	327	2.59
FHLB Advances and Other Long-Term Debt	161,256	2,026	4.98	178,595	2,191	4.87
Total Interest-Bearing Liabilities	1,231,812	10,272	3.31	1,190,138	8,893	2.96

Demand Deposits	194,628			187,764
Other Liabilities	23,527			21,137
Total Liabilities	1,449,967			1,399,039
Shareholders’ Equity	116,362			116,683
Total Liabilities and Shareholders’ Equity	$1,566,329			$1,515,722

Net Interest Income (Fully Taxable Basis)		12,397			12,093
Net Interest Spread			2.71			2.80
Net Interest Margin			3.29			3.32

Reversal of Tax-Equivalent Adjustment		(748)	(.20)		(546)	(.15)
Net Interest Income, As Reported		$11,649			$11,547

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2007			2006
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 17,900	$ 703	5.25%	$ 5,817	$ 216	4.96%

Securities Available-for-Sale:
Taxable	305,722	10,566	4.621	325,359	10,690	4.391
Non-Taxable	23,801	1,085	6.09	16,801	523	4.16
Securities Held-to-Maturity:
Taxable	314	12	5.11	368	13	4.72
Non-Taxable	110,149	4,724	5.73	105,523	4,499	5.70

Loans	1,015,529	49,235	6.48	995,578	45,670	6.13

Total Earning Assets	1,473,415	66,325	6.02	1,449,446	61,611	5.68

Allowance For Loan Losses	(12,313)			(12,257)
Cash and Due From Banks	32,746			33,797
Other Assets	49,978			48,565
Total Assets	$1,543,826			$1,519,551

Deposits:
Interest-Bearing NOW Deposits	$ 302,794	4,778	2.11	$ 287,266	3,544	1.65
Regular and Money Market Savings	266,756	2,959	1.48	287,994	2,670	1.24
Time Deposits of $100,000 or More	182,524	6,599	4.83	158,811	5,145	4.33
Other Time Deposits	260,665	8,605	4.41	245,121	6,809	3.71
Total Interest-Bearing Deposits	1,012,739	22,941	3.03	979,192	18,168	2.48

Short-Term Borrowings	48,515	1,044	2.88	44,107	799	2.42
FHLB Advances and Other Long-Term Debt	156,535	5,885	5.03	177,693	6,288	4.73
Total Interest-Bearing Liabilities	1,217,789	29,870	3.28	1,200,992	25,255	2.81

Demand Deposits	185,285			182,180
Other Liabilities	23,463			19,799
Total Liabilities	1,426,537			1,402,971
Shareholders’ Equity	117,289			116,580
Total Liabilities and Shareholders’ Equity	$1,543,826			$1,519,551

Net Interest Income (Fully Taxable Basis)		36,455			36,356
Net Interest Spread			2.74			2.87
Net Interest Margin			3.31			3.35

Reversal of Tax-Equivalent Adjustment		(2,179)	(.20)		(1,831)	(.17)
Net Interest Income, As Reported		$34,276			$34,525

OVERVIEW

We reported earnings of $4.510 million for the third quarter of 2007, an increase of $249 thousand, or 5.8%, as compared to $4.261 million for the third quarter of 2006.  Diluted earnings per share were $.42 and $.39 for the respective quarters.  Average diluted shares outstanding decreased by 3.0% from the third quarter of 2006 to the third quarter of 2007, as repurchases of shares under our common stock repurchase program exceeded the issuance of shares under our compensatory stock plans.  For the first nine months of 2007 we reported earnings of $12.851 million, an increase of $254 thousand, or 2.0%, as compared to $12.597 million for the first nine months of 2006.  Diluted earnings per share were $1.19 and $1.14 for the respective 2007 and 2006 nine-month periods.

Accompanying growth in our net earnings and earnings per share for the quarter and for the nine-month period was an increase in our earning assets and total assets.  Our average equity changed little between the two periods, both on a quarter-to-date and a year-to-date basis.  These patterns are reflected in the return on average assets and the return on average equity.

The return on average assets for the third quarter of 2007 was 1.14%, compared to 1.12% for the third quarter of 2006, an increase of 2 basis points, or 1.8%.  The return on average equity for the third quarter of 2007 was 15.38%, compared to 14.49% for the third quarter of 2006, an increase of 89 basis points, or 6.1%.  For the first nine months of 2007 and 2006, the return on average assets was 1.11%.  The return on average equity for the first nine months of 2007 was 14.65%, compared to 14.45% for the prior year period, an increase of 20 basis points, or 1.4%.

We achieved these improvements in return despite the fact that net interest margin was down 3 basis points, to 3.29%, in the quarter-to-quarter comparison and down 4 basis points, to 3.31%, in the year-to-year comparison.  However, the negative impact of a decrease in net interest margin was more than offset by the increase in average earning assets and our growth in noninterest income.

Our asset quality remained strong and our net charge-offs for the quarter and year-to-date are still near historic lows, at .04% of average loans for the quarter and .03% for the nine-month period.

Total assets were $1.58 billion at September 30, 2007, an increase of $56.8 million, or 3.7%, from December 31, 2006, and an increase of $53.7 million, or 3.5%, above the level at September 30, 2006.

Total shareholders’ equity was $118.9 million at September 30, 2007, an increase of $744 thousand, or 0.6%, from December 31, 2006.  This modest increase was the result of the fact that earnings and additions to equity resulting from our compensatory stock plans were nearly offset by cash dividends, repurchases of common stock and our guarantee of a loan to our Employee Stock Ownership Plan (ESOP) (which requires a reduction in shareholders’ equity for the shares that have not been yet been allocated to employees).  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At September 30, 2007 both our banks qualified as "well-capitalized" as defined under regulatory capital guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2007	Dec 2006	Sep 2006	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ 4,000	$ 9,000	$ 12,000	$(5,000)	$(8,000)	(55.6)%	(66.7)%
Securities Available-for-Sale	336,055	315,886	339,812	20,169	(3,757)	6.4	(1.1)
Securities Held-to-Maturity	115,702	108,498	91,607	7,204	24,095	6.6	26.3
Loans (1)	1,034,548	1,008,999	992,675	25,549	41,873	2.5	4.2
Allowance for Loan Losses	12,341	12,278	12,274	63	67	0.5	0.5
Earning Assets (1)	1,490,305	1,442,383	1,436,094	47,922	54,211	3.3	3.8
Total Assets	1,577,049	1,520,217	1,523,376	56,832	53,673	3.7	3.5

Demand Deposits	$ 191,125	$ 183,492	$ 184,773	$ 7,633	$ 6,352	4.2	3.4
NOW, Regular Savings & Money Market Deposit Accounts	607,180	559,132	566,578	48,048	40,602	8.6	7.2
Time Deposits of $100,000 or More	166,916	187,777	147,409	(20,861)	19,507	(11.1)	13.2
Other Time Deposits	252,281	255,996	264,324	(3,715)	(12,043)	(1.5)	(4.6)
Total Deposits	$1,217,502	$1,186,397	$1,163,084	$ 31,105	$54,418	2.6	4.7
Short-Term Borrowings	$ 48,791	$ 48,324	$ 55,296	$ 467	$(6,505)	1.0	(11.8)
Federal Home Loan Bank Advances:
Term Advances	150,000	125,000	145,000	25,000	5,000	20.0	3.4
Shareholders' Equity	118,874	118,130	119,373	744	(499)	0.6	(0.4)

(1) Includes Nonaccrual Loans

Flat to Inverted Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate identified on the vertical axis and maturity on the horizontal axis) typically turns upward.  For much of the preceding twelve-month period the yield curve was flat and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were actually lower than the rate for overnight federal funds.   Typically, our net interest income reflects the opportunity to invest some portion of our shorter-term deposits (typically at lower rates) in longer-term loans and investments (typically at higher rates).  During periods when the yield curve was flat or inverted, this opportunity was more limited.  Our net interest margin compressed and our net interest income was adversely affected as a consequence.  Only at the end of the second quarter of 2007 did the yield curve begin to develop some minimal upward slope.  This positive development was enhanced when long-term rates held steady after the Federal Reserve Bank (Fed) lowered short-term rates in September 2007.

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

No Subprime Consumer Real Estate Loans: Recent industry headlines have focused on problems arising from subprime consumer real estate lending.  We have not engaged in the origination or purchase of subprime loans, as that term is commonly used, as a business line and our asset quality ratios remain strong.  Also, we have not invested in nor do we hold any of the mortgage-backed securities products in our investment portfolios that are comprised of underlying subprime mortgages, which have lately experienced substantial losses and credit downgrades.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $31.1 million, or 2.6%, from December 31, 2006 to September 30, 2007.  This increase was attributable to a $10 million increase in municipal balances and a $21 million increase in non-municipal balances.  The amount of other borrowed funds (“Short-Term Borrowings,” in the summary table on page 18) was essentially unchanged from December 31, 2006 and FHLB advances increased by $25 million.

Changes in Earning Assets:  Our loan portfolio increased by $25.5 million, or 2.5%, from December 31, 2006 to September 30, 2007 reflecting the following trends in our three largest segments:

1.

Indirect loans – we experienced originations in the first nine months of 2007 exceeding originations in the first nine months of 2006 by $32.7 million, or 34.8%.  For the first nine months of 2007, originations of $126.6 million out-paced prepayments and normal principal amortization.

2.

Residential real estate loans – originations of $36.8 million exceeded prepayments and normal principal amortization by $2.4 million.

3.

Commercial and commercial real estate loans (including multi-family housing) – period-end balances for this segment increased by $10.2 million over the period.  Steady growth in this portfolio was partially offset by the payoff of one large commercial relationship in the first quarter of 2007.

During those recent periods when the yield curve was flat to inverted, we only had limited opportunities to reinvest cashflow from maturing investment securities in medium- or long-term bonds.  Our investment securities portfolio decreased by $9.2 million during the first quarter.  However, during the second and third quarters of this year, as the upward sloping yield curve began to reappear, our securities portfolio increased as we began to replace maturities from our municipal securities and reinvest the cashflow from our mortgage-backed securities.  The balance of our investment securities portfolios increased $27.4 million from year-end 2006 to September 30, 2007.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Demand Deposits	$ 194,628	$ 181,282	$ 179,781	$ 184,267	$ 187,764
Interest-Bearing Demand Deposits	310,219	305,409	292,559	301,519	269,103
Regular and Money Market Savings	263,620	268,823	267,877	269,186	281,958
Time Deposits of $100,000 or More	189,685	175,550	182,254	170,388	154,929
Other Time Deposits	257,056	265,056	259,913	259,346	255,491
Total Deposits	$1,215,208	$1,196,120	$1,182,384	$1,184,706	$1,149,245

Percentage of Average Quarterly Deposits

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Demand Deposits	16.0%	15.2%	15.2%	15.6%	16.3%
Interest-Bearing Demand Deposits	25.5	25.5	24.7	25.5	23.4
Regular and Money Market Savings	21.7	22.5	22.7	22.7	24.5
Time Deposits of $100,000 or More	15.6	14.7	15.4	14.4	13.5
Other Time Deposits	21.2	22.1	22.0	21.8	22.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth measured by average deposit balances in the first quarter of the year, but more significant growth in the second and third quarters.  Deposit balances generally followed this pattern in the first three quarters of 2007.  In the first quarter, the average balance decreased $2.3 million, or 0.2%, from the fourth quarter of 2006, but rebounded in the second quarter with a $13.7 million, or 1.2%, increase in average balances over the first quarter of 2007.  Average deposit balances for the third quarter of 2007 increased by $19.1 million, or 1.6%, over the second quarter of 2007.  The increase was primarily attributable to an increase in municipal balances, but non-municipal balances also increased during the quarter.

During the uninterrupted period of declining interest rates from May 2000 through the first half of 2004, we experienced a trend (typical for financial institutions) where maturing time deposits were transferred to non-maturity interest-bearing transaction accounts.  This period of declining rates ended in June 2004 as the Fed initiated a series of seventeen 25 basis point increases in prevailing rates extending through June 2006.

As a result of this rising short-term rate environment commencing in mid-2004, we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into time deposits.  At September 30, 2007 time deposits represented 34.4% of total deposits, up from 22.5% at June 30, 2004.  Although this ratio is now approaching the high-water mark for recent years of 40.8% at June 30, 2000 the ratio actually decreased from June 30, 2007 when it was 37.7%.  At the same time, the percentage of interest-bearing demand deposits to total deposits has stabilized and even increased slightly in the past four quarters.

We opened a new branch in South Plattsburgh, NY in the first quarter of 2007 and one in Wilton, NY at the beginning of the second quarter of 2007.  Otherwise, the increase in deposits between the two periods was achieved through our existing base of branches.  We have no brokered deposits.

Quarterly Average Rate Paid on Deposits

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.16	2.18	1.98	2.04	1.64
Regular and Money Market Savings	1.51	1.48	1.45	1.36	1.31
Time Deposits of $100,000 or More	4.88	4.81	4.81	4.69	4.63
Other Time Deposits	4.41	4.42	4.41	4.23	3.92
Total Deposits	2.57	2.58	2.53	2.43	2.20

Impact of Interest Rate Changes 2000 – 2007

From mid-2000 to mid-2003 the federal funds target rate decreased from 6.50% to an almost unprecedented low of 1.00%.  In mid-2004 rates began to increase, in 25 basis point increments, to 5.25% by mid-2006.  From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to perceptions of a weakening economy and a loss of liquidity in the short-term credit market, precipitated in a large part by problems related to subprime residential real estate lending, the Fed lowered the federal funds target rate by 50 basis points to 4.75%.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  The following analysis of the relationship between prevailing rates (and changes in rates) and our net interest margin and net interest income covers the period from 2000 to the present.

The most important recent development with regard to the effect of rate changes in our profitability is the so-called “flattening” of the yield curve.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward curve but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve had flattened.  Late in 2006 and in early 2007, the yield curve was occasionally inverted, with short-term rates exceeding long-term rates.  This flattening of the yield curve was the most significant factor in reducing our net interest income in each of the past two years.   Only at the end of the second quarter of 2007 did the yield on longer-term securities began to increase over short-term investments.  This was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.

Nevertheless, longer-term rates have been resistant to increases, both due to borrower expectations and to a widespread perception in the credit markets of limited risk of default.  To the extent these perceptions and expectations are now changing, the yield curve may be expected to return to a more traditional shape with consequent benefit to banks’ margins.  No assurances can be given on this recent development, however, particularly as aggregate levels of borrowing, especially consumer mortgage related borrowing may be expected to diminish.

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

The net interest margin for the full year of 2002 was 4.50%.  In ensuing years, our margin steadily decreased, during an extended period of increasing short-term interest rates.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first two quarters of 2007 was 3.32%, but dropped back to 3.29% for the third quarter of 2007 primarily due to an increase in high-costing municipal deposits.  In general, the recovery from the fourth quarter of 2006 was due to the fact that a portion of our earning assets repriced upwards at a rate faster than the rates paid on interest-bearing liabilities.

In both rising and falling rate environments, we face significant competitive pricing pressures in the marketplace for our deposits and loans.  Ultimately, we expect that our earning assets and paying liabilities, including long-term earning assets, will reprice proportionately in response to changes in market rates.

Non-Deposit Sources of Funds

Historically, we have regularly borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  Our structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) identified on our consolidated balance sheet as of September 30, 2007 qualify as regulatory capital under the bank regulators’ capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 28 of this Report.  These trust preferred securities are redeemable by us in 2008 and 2010, and are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Commercial and Commercial Real Estate	$ 265,060	$ 265,076	$ 262,937	$260,416	$254,837
Residential Real Estate	315,576	313,239	310,404	305,926	303,509
Home Equity	45,864	47,065	48,366	49,224	49,847
Indirect Consumer Loans	339,955	335,318	335,004	331,972	333,596
Other Consumer Loans [1]	54,944	53,789	53,874	52,138	49,880
Total Loans	$1,021,399	$1,014,487	$1,010,585	$999,676	$991,669

Percentage of Quarterly Average Loans

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Commercial and Commercial Real Estate	25.9%	26.1%	26.0%	26.1%	25.7%
Residential Real Estate	30.9	30.9	30.7	30.6	30.6
Home Equity	4.5	4.6	4.8	4.9	5.0
Indirect Consumer Loans	33.3	33.1	33.2	33.2	33.7
Other Consumer Loans	5.4	5.3	5.3	5.2	5.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 Other Consumer Loans includes certain home improvement loans, secured by mortgages, in this table of average loan balances.

Residential Real Estate Loans: Residential real estate and home equity loans taken together represent the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a period in the preceding years when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  None of these sold loans were subprime loans (see “No Subprime Consumer Real Estate Loans” below), and we have no guarantee or repurchase obligations with respect to any of these loans.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we decided to stop selling our 30-year mortgage originations and retain them in our portfolio.  During the first nine months of 2007, the $36.8 million of new residential real estate loan originations more than offset normal principal amortization on the pre-existing loans in the portfolio and prepayments.

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

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  Prior to mid-2001, indirect consumer loans were also the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the succeeding years, this segment of the portfolio generally has ceased to grow in absolute terms and decreased as a percentage of the overall portfolio.  The principal reason for this slowdown in our indirect loan portfolio has been the increasing utilization by auto manufacturers and their financing affiliates of subsidized, low-rate loan programs to enhance sales of their cars, light trucks and SUV’s.

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

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers, their finance affiliates and other lenders in the marketplace.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased by $25.7 million from December 31, 2005 to the end of the third quarter of 2006.  In the fourth quarter of 2006 and the first three quarters of 2007, we saw our outstanding indirect loan balances increase.  At September 30, 2007 balances were $9.1 million above prior year-end balances.

At September 30, 2007, indirect loans continued to represent the second largest category of loans in our portfolio and a significant component of our business.  However, if auto manufacturers and their finance affiliates persist in marketing heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth as a percentage of the total portfolio.  Moreover, as noted above for residential real estate loans, if the national or regional economy weakens in upcoming periods, we may experience a weakened demand for indirect loans, which could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during the first nine months of 2007, despite one large commercial loan payoff in the first quarter.  The balance of commercial loans increased by $10.2 million from year-end 2006 to September 30, 2007.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, Federal Home Loan Bank or U.S. Treasury indices.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Commercial and Commercial Real Estate	7.26%	7.31%	7.28%	7.24%	7.27%
Residential Real Estate	6.03	6.02	6.08	5.93	5.93
Home Equity	7.82	7.77	7.70	7.53	7.43
Indirect Consumer Loans	6.05	6.00	5.80	5.61	5.44
Other Consumer Loans	7.35	7.29	7.20	7.16	7.25
Total Loans	6.51	6.50	6.44	6.31	6.25

In general, the yield on our loan portfolio (tax-equivalent interest income divided by average loans) like the yield on our other earning assets has been impacted by changes in prevailing interest rates and the yield curve, as previously discussed on page 21 under the heading "Impact of Interest Rate Changes 2000 - 2007."  We expect that such will continue to be the case, that is, that loan yields will continue to rise and fall with changes in prevailing short- and long-term market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, consumer expectations and preferences and the rate at which the portfolio expands.  Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

On June 30, 2004, the Fed ended the period of falling rates with a 25 basis point increase in the targeted federal funds rates, followed by sixteen additional 25 basis point rate increases through June 29, 2006. The Fed did not change the targeted federal funds rate until it lowered the target rate by 50 basis points in September 2007.  Although our deposit rates began to creep upward, the yield on our loan portfolio not only failed to rise, but continued to fall during the second quarter of 2004 and into the third quarter of 2004.  However, the decrease in the earning assets portfolio yield came to a halt in the first half of 2005 and then began to slowly increase during successive quarters through first three quarters of 2007, although as noted above increases in rates for earning assets of longer maturities have still not matched the full extent of the rate increases previously experienced for shorter-term liabilities.

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

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Sep 2007	Jun 2007	Mar 2007	Dec 2006	Sep 2006
Loan Balances:
Period-End Loans	$1,034,548	$1,017,989	$1,014,592	$1,008,999	$ 992,675
Average Loans, Year-to-Date	1,015,529	1,012,546	1,010,585	996,611	995,578
Average Loans, Quarter-to-Date	1,021,399	1,014,487	1,010,585	999,676	991,669
Period-End Assets	1,577,049	1,541,933	1,543,154	1,520,217	1,523,376

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,278	$12,278	$12,278	$12,241	$12,241
Provision for Loan Losses, YTD	322	186	94	826	560
Loans Charged-off, YTD	(610)	(426)	(212)	(1,137)	(784)
Recoveries of Loans Previously Charged-off	351	277	138	348	257
Net Charge-offs, YTD	(259)	(149)	(74)	(789)	(527)
Allowance for Loan Losses, End of Period	$12,341	$12,315	$12,298	$12,278	$12,274

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,315	$12,298	$12,278	$12,274	$12,265
Provision for Loan Losses, QTD	136	92	94	266	186
Loans Charged-off, QTD	(185)	(214)	(212)	(353)	(240)
Recoveries of Loans Previously Charged-off	75	139	138	91	63
Net Charge-offs, QTD	(110)	(75)	(74)	(262)	(177)
Allowance for Loan Losses, End of Period	$12,341	$12,315	$12,298	$12,278	$12,274

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,900	$1,883	$1,782	$2,038	$1,263
Loans Past due 90 Days or More
and Still Accruing Interest	121	122	256	739	59
Total Nonperforming Loans	2,021	2,005	2,038	2,777	1,322
Repossessed Assets	63	62	107	144	82
Other Real Estate Owned	26	200	200	248	200
Total Nonperforming Assets	$2,110	$2,267	$2,345	$3,169	$1,604

Asset Quality Ratios:
Allowance to Nonperforming Loans	610.64%	614.22%	603.43%	442.12%	928.41%
Allowance to Period-End Loans	1.19	1.21	1.21	1.22	1.24
Provision to Average Loans (Quarter)	0.05	0.04	0.04	0.11	0.07
Provision to Average Loans (YTD)	0.04	0.04	0.04	0.08	0.08
Net Charge-offs to Average Loans (Quarter)	0.04	0.03	0.03	0.10	0.07
Net Charge-offs to Average Loans (YTD)	0.03	0.03	0.03	0.08	0.07
Nonperforming Loans to Total Loans	0.20	0.20	0.20	0.28	0.13
Nonperforming Assets to Total Assets	0.13	0.15	0.15	0.21	0.11

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

Under our SFAS No. 5 analysis, we group loans by type, each with its own loss-rate.  Estimated losses under our SFAS No. 5 evaluation, as of September 30, 2007, reflect consideration of all significant factors that affect collectibility of loans in these groups.  Quantitatively, we determined the historical loss rate for each of these homogeneous groups or pools of loans.

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

Our net charge-offs for the past five years have been at or near historical lows for our company.  Annualized net charge-offs have ranged from .03% to .11% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid to late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.  The loss ratio of .03% for the first two quarters of 2007 was unusually low due to a low level of total charges-offs and a high level of recoveries during this period.  The loss ratio of .04% for the third quarter of 2007 was low due to a lower than average level of total charge-offs for the quarter.  The loss ratio for bank holding companies in our peer group was .13% at June 30, 2007, the most recent reporting period, which were also near historical lows.  The peer group loss ratio ranged from .07% to .30% in the five years preceding 2007.

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that are likely to cause credit losses within our existing portfolio.  In our most recent analysis, these factors included:

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

•

Changes in the experience, ability, and depth of our lending management and other relevant staff

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assign a loss factor expressed in basis points for each of the qualitative factors above, and for historical credit losses.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.  In order to more accurately estimate probable loan losses, we determined to segment the loan loss reserve pools for our commercial loan portfolio between commercial loans and commercial loans secured by real estate, and updated our loss rates primarily related to criticized commercial loans and indirect consumer loans accounted for under SFAS No. 5.  These enhancements did not result in a material change to the provision for loan losses in the three and nine-month periods ended September 30, 2007 or in the allowance for loan losses.

Risk Elements

Our nonperforming assets at September 30, 2007 amounted to $2.1 million, a decrease of $1.1 million, or 33.4%, from the December 31, 2006 total, and an increase of $506 thousand, or 31.6%, from the September 30, 2006 total.  In both comparisons the change was primarily attributable to two large commercial loans which were first included in nonperforming assets during the fourth quarter of 2006 but only one of which was still included in nonperforming assets as of September 30, 2007, as the other migrated from 90 days past due (and still accruing) to 30-89 days past due status during the first quarter of 2007.

At September 30, 2007, nonperforming assets represented .13% of total assets, an 8 basis point decrease from .21% at year-end 2006 and a 2 basis point increase from .11% at September 30, 2006.  Our September 30, 2007 ratio was still near our historical low.  At June 30, 2007 the ratio of nonperforming assets to total assets for our peer group was .64%.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.0 million and represented 0.58% of loans outstanding at that date, substantially unchanged from the approximately $6.0 million of such loans at December 31, 2006, which represented 0.60% of loans then outstanding.  These non-current loans at September 30, 2007 were composed of approximately $4.3 million of consumer loans, principally indirect automobile loans, $.7 million of residential real estate loans and $1.0 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time to time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively stable in recent periods, extending back two or three years.

To the extent that the strength of our residential real estate and commercial real estate loan portfolios reflects not only the strength of the regional economy but more particularly the strength of local and regional real estate markets, it should be noted that residential and commercial real estate prices in our market, northeastern New York State, while stable or rising in the years preceding 2007, did not generally experience the rapid and significant increases seen in larger metropolitan areas on the East and West Coasts, and that the current downturn in real estate market prices experienced nationwide may be expected for this reason to be less severe in our market area than elsewhere, and to have a lesser impact on our portfolios.  To date, we have not experienced any significant erosion in the quality of our real estate loan portfolios, nor do we anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans.  However, if the regional or national economy weakens in upcoming periods, any or all of these measures may show increases relatively quickly.

CAPITAL RESOURCES

Shareholders' equity increased $744 thousand during the first nine months of 2007.  Components of the change in shareholders' equity are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report.

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

During the first nine months of 2007, we paid cash dividends of $.70 per share.

During the first quarter of 2007, Arrow guaranteed a $1.5 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to our ESOP.  The loan proceeds were used by the ESOP to purchase shares of Arrow Common Stock which will be allocated to individual employee accounts in future periods.  As long as the shares remain unallocated, the value of the unallocated shares is reflected as a reduction in shareholders’ equity.

In April 2007, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of amounts up to $6 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  Through September 30, 2007, we had used $4.6 million of this $6.0 million in the repurchase of shares.  The 2007 program replaced a similar $5 million repurchase program approved one year earlier, in April 2006, of which approximately $4.2 million was used to make repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and the repurchase programs.

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

In both 2003 and 2004 we issued $10 million of trust preferred securities in private placements.  Under final capital rules issued by the Federal Reserve Board, trust preferred securities may qualify as Tier 1 capital in an amount not to exceed 25% of total Tier 1 capital for bank holding companies such as ours, net of goodwill less any associated deferred tax liability.

As of September 30, 2007, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.39%	12.63%	13.82%
Glens Falls National Bank & Trust Co.	8.47	12.97	14.14
Saratoga National Bank & Trust Co.	8.65	11.71	13.32

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

As the above table indicates, all capital ratios of our bank holding company and our subsidiary banks at September 30, 2007 were above the minimum bank regulatory capital standards for financial institutions.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Arrow’s common stock is traded on The Nasdaq Global Select MarketSM under the symbol “AROW.”  The high and low sales prices listed below represent actual sales transactions, as reported by Nasdaq.

On October 24, 2007, our Board of Directors approved a fourth quarter cash dividend of $.24 per share, payable on December 14, 2007.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2007 3% stock dividend)

			Cash Dividends Declared

	Sales Price
	Low	High
2006
First Quarter	$24.225	$26.393	$.226
Second Quarter	22.434	26.393	.226
Third Quarter	23.565	26.082	.226
Fourth Quarter	22.699	25.971	.233

2007
First Quarter	$20.583	$24.553	$.233
Second Quarter	20.825	22.990	.233
Third Quarter	19.417	25.810	.233
Fourth Quarter (payable December 14, 2007)			.240

Quarter Ended September 30,	2007	2006
Dividends Per Share	$.23	$.23
Diluted Earnings Per Share	.42	.39
Dividend Payout Ratio	54.76%	58.97%
Total Equity (in thousands)	$118,874	$119,373
Shares Issued and Outstanding (in thousands)	10,612	10,879
Book Value Per Share	$11.20	$10.97
Intangible Assets (in thousands)	$16,699	$17,044
Tangible Book Value Per Share	$9.63	$9.41

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

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established both overnight and 30 day term lines of credit with the FHLB, each in the amount of $122.1 million at September 30, 2007.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding, although we have not used either of these vehicles to raise liquid funds in the past.

We are not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2007 Compared With

Three Months Ended September 30, 2006

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Sep 2007	Sep 2006	Change	% Change
Net Income	$4,510	$4,261	$249	5.8%
Diluted Earnings Per Share	.42	.39	.03	7.7
Return on Average Assets	1.14%	1.12%	.02%	1.8
Return on Average Equity	15.38%	14.49%	.89%	6.1

We reported earnings (net income) of $4.5 million for the third quarter of 2007, an increase of $249 thousand, or 5.8%, from the third quarter of 2006.   Diluted earnings per share were $.42 and $.39 for the respective quarters.  The 7.7% increase in diluted earnings per share exceeded the 5.8% increase in net income due to a reduction in the 2007 period of average shares outstanding, resulting primarily from our continuing share repurchases.  The increase in net income was primarily attributable to an increase in net interest income, even though we experienced a decrease in net interest margin, as discussed below.  The increase was also attributable to gains in noninterest income, which was greater than the increase in noninterest expense, both in dollars and in percentage terms.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Sep 2006	Change	% Change
Interest and Dividend Income	$22,669	$20,986	$1,683	8.0%
Interest Expense	10,272	8,893	1,379	15.5
Net Interest Income	$12,397	$12,093	$ 304	2.5

Taxable Equivalent Adjustment	$748	$546	$202	37.0

Average Earning Assets (1)	$1,494,744	$1,444,772	$49,972	3.5
Average Paying Liabilities	1,231,812	1,190,138	41,674	3.5

Yield on Earning Assets (1)	6.02%	5.76%	0.26%	4.5
Cost of Paying Liabilities	3.31	2.96	0.35	11.8
Net Interest Spread	2.71	2.80	(0.09)	(3.2)
Net Interest Margin	3.29	3.32	(0.03)	(0.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.32% for the third quarter of 2006 to 3.29% for the third quarter of 2007.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Our net interest margin was also down from 3.32% for each of the first two quarters of 2007.  While the yields on our loan portfolio continued to increase, as lower yielding loans repriced at higher rates, the cost increases on new time deposits and the increase in our competitive money market products offset the loan yield increases.

The negative impact of this decrease in net interest margin on net interest income was, however more than offset by the positive impact from a $50.0 million, or 3.5%, increase in average earning assets between the third quarter of 2006 and the third quarter of 2007.  As a result, net interest income, on a taxable equivalent basis, increased $304 thousand from the 2006 quarter to the 2007 quarter.  Our net interest margin was significantly influenced by the interest rate environment during the period, which was discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2000-2007" and “Loan Trends.”   As we state in those sections, recent changes in the yield curve (to the more traditional upward sloping curve) and decreases in the federal funds rate provide some optimism for possible margin improvement in upcoming periods, but there are many other factors affecting margins, including product mix and competition, and no assurances can be given in this regard.

The provisions for loan losses were $136 thousand and $186 thousand for the quarters ended September 30, 2007 and 2006, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 26.

Other Income

Summary of Other Income

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Sep 2006	Change	% Change
Income From Fiduciary Activities	$1,334	$1,196	$138	11.5%
Fees for Other Services to Customers	2,097	2,163	(66)	(3.1)
Insurance Commissions	472	458	14	3.1
Other Operating Income	186	213	(27)	(12.7)
Total Other Income	$4,089	$4,030	$ 59	1.5

Income from fiduciary activities totaled $1.3 million for the third quarter of 2007, an increase of $138 thousand, or 11.5%, from the third quarter of 2006.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at September 30, 2007, amounted to $987.4 million, an increase of $113.9 million, or 13.0%, from September 30, 2006.  The increase was significantly impacted by the rising prices in the equity markets.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor of our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $211.2 million at September 30, 2007.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the majority of the balances in the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds and servicing income on sold loans) were $2.1 million for the third quarter of 2007, a decrease of $66 thousand, or 3.1%, from the 2006 quarter.  The decrease was primarily attributable a decrease in overdraft fee income.

There were no gains or losses on the sale of investment securities in either the 2006 or the 2007 quarter.

Following our November 2004 acquisition of an insurance agency, Capital Financial Group, Inc (Capital Financial), insurance commissions became a significant source of other income.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  However, the data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  This was the primary factor in the $27 thousand decrease in other operating income from the third quarter of 2006 to the third quarter of 2007.

During the first quarter of 2006, we sold into the secondary market $3.0 million of newly originated 30 year, fixed-rate residential real estate loans, but we did not engage in any such sales during the remainder of 2006 or for any of the 2007 quarters.  During both quarters we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2007 third quarter was $4 thousand compared to $8 thousand for the 2006 quarter.

Other Expense

Summary of Other Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Sep 2006	Change	% Change
Salaries and Employee Benefits	$5,442	$5,546	$(104)	(1.9)%
Occupancy Expense of Premises, Net	750	712	38	5.3
Furniture and Equipment Expense	720	776	(56)	(7.2)
Other Operating Expense	2,311	2,168	143	6.6
Total Other Expense	$9,223	$9,202	$ 21	0.2

Efficiency Ratio	55.36%	56.42%	(1.06)%	(1.9)

Noninterest expense for the third quarter of 2007 was $9.2 million, an increase of $21 thousand, or 0.2%, over the expense for the third quarter of 2006.  For the third quarter of 2007, our efficiency ratio was 55.36%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization, which may result in slightly higher ratios.   Although our efficiency ratio increased from 2006 to 2007, it still compares favorably to the June 30, 2007 peer group ratio of 63.40%.

Salaries and employee benefits expense decreased $104 thousand, or 1.9%, from the third quarter of 2006 to the third quarter of 2007.  The decrease is primarily attributable to a decrease in expenses for pension and post-retirement benefits from the reduction of covered postretirement benefits for new hires.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.38% for the third quarter of 2007, 22 basis points less than the ratio for our peer group of 1.60% at June 30, 2007.

The increase in occupancy expense was primarily in the area of building maintenance expenses and real estate taxes, while the decrease in furniture and equipment expense was primarily attributable to savings in data processing expenses.

Other operating expense was $2.3 million for the third quarter of 2007, an increase of $143 thousand, or 6.6%, from the third quarter of 2006.  The increase was spread among several areas, including marketing, postage, telephone and supplies.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2007	Sep 2006	Change	% Change
Provision for Income Taxes	$1,869	$1,928	$(59)	(3.1)%
Effective Tax Rate	29.30%	31.15%	(1.85)%	(5.9)

The difference between the statutory income tax rate and our effective tax rate is primarily due to the impact of tax exempt income.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2007 Compared With

Nine Months Ended September 30, 2006

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2007	Sep 2006	Change	% Change
Net Income	$12,851	$12,597	$254	2.0%
Diluted Earnings Per Share	1.19	1.14	.05	4.4
Return on Average Assets	1.11%	1.11%	---%	---
Return on Average Equity	14.65%	14.45%	.20%	1.4

We reported earnings (net income) of $12.9 million for the first nine months of 2007, an increase of $254 thousand, or 2.0%, from the first nine months of 2006.   Diluted earnings per share were $1.19 and $1.14 for the respective periods.  The 4.4% increase in diluted earnings per share exceeded the 2.0% increase in net income primarily due to the impact of shares we repurchased under our 2006 and 2007 repurchase programs.  The increase in net income was primarily attributable to an increase in net interest income, although we did experience a decrease in net interest margin, as discussed below.  The increase was also attributable to gains in noninterest income, which, expressed as a percentage increase, was greater than the increase in noninterest expense.

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2007	Sep 2006	Change	% Change
Interest and Dividend Income	$66,325	$61,611	$4,714	7.7%
Interest Expense	29,870	25,255	4,615	18.3
Net Interest Income	$36,455	$36,356	$ 99	0.3

Taxable Equivalent Adjustment	$2,179	$1,831	$348	19.0

Average Earning Assets (1)	$1,473,415	$1,449,446	$23,969	1.7
Average Paying Liabilities	1,217,789	1,200,992	16,797	1.4

Yield on Earning Assets (1)	6.02%	5.68%	0.34%	6.0
Cost of Paying Liabilities	3.28	2.81	0.47	16.7
Net Interest Spread	2.74	2.87	(0.13)	(4.5)
Net Interest Margin	3.31	3.35	(0.04)	(1.2)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.35% for the first nine months of 2006 to 3.31% for the first nine months of 2007.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  While the yields on our loan portfolio continued to increase, as lower yielding loans repriced at higher rates, the cost increases on new time deposits and the increase in our competitive money market products offset the loan yield increases.

The negative impact of this decrease in net interest margin on net interest income was, however more than offset by the positive impact of a $24.0 million, or 1.7%, increase in average earning assets between the first nine months of 2006 and the first nine months of 2007.  As a result, net interest income, on a taxable equivalent basis, increased $99 thousand from the 2006 period to the 2007 period.  Our net interest margin was significantly influenced by the interest rate environment during the period, which was discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2000-2007" and “Loan Trends.”   As we state in those sections, recent changes in the yield curve (to the more traditional upward sloping curve) and decreases in the federal funds rate provide some optimism for possible margin improvement in upcoming periods, but there are many other factors affecting margins, including product mix and competition, and no assurances can be given in this regard.

The provisions for loan losses were $322 thousand and $560 thousand for the nine-month periods ended September 30, 2007 and 2006, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 26.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2007	Sep 2006	Change	% Change
Income From Fiduciary Activities	$ 4,206	$ 3,806	$400	10.5%
Fees for Other Services to Customers	6,041	5,976	65	1.1
Net Losses on Securities Transactions	---	(118)	118	---
Insurance Commissions	1,435	1,362	73	5.4
Other Operating Income	590	782	(192)	(24.6)
Total Noninterest Income	$12,272	$11,808	$464	3.9

Income from fiduciary activities totaled $4.2 million for the first nine months of 2007, an increase of $400 thousand, or 10.5%, from the first nine months of 2006.  The principal causes of the increase were an increase in the pricing of fiduciary services and an increase in the assets under trust administration and investment management.  The market value of assets under trust administration and investment management at September 30, 2007, amounted to $987.4 million, an increase of $113.9 million, or 13.0%, from September 30, 2006.  Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor of our proprietary mutual funds.  The combined funds represented a market value of $211.2 million at September 30, 2007.  The increase was significantly impacted by the rising prices in the equity markets.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds and servicing income on sold loans) were $6.0 million for the first nine months of 2007, an increase of $65 thousand, or 1.1%, from the 2006 period.  The increase was primarily attributable to an increase in referral fees for mutual fund sales.

For the first nine months of 2006, total other income included net securities losses of $118 thousand on the sale of $25.4 million of securities available-for-sale (primarily U.S. agency securities).  There were no gains or losses on securities sales for the 2007 period.  The following table presents sales and purchases in the available-for-sale investment portfolio for the first nine months of 2007 and 2006:

Investment Sales and Purchases: Available-for-Sale Portfolio

(In Thousands)

	Nine Months Ended
	Sep 2007	Sep 2006
Investment Sales
U.S. Agency Securities	$ ---	$10,000
Other	2,225	15,420
Total Sales	$2,225	$25,420
Net Losses	$---	$(118)

Investment Purchases
Collateralized Mortgage Obligations	$ ---	$19,746
Other Mortgage-Backed Securities	39,494	5,914
U.S. Agency Securities	500	5,000
State and Municipal Obligations	8,975	15,430
Other	9,619	15,647
Total Purchases	$58,588	$61,737

The sale of U.S. agency securities, undertaken in the second quarter of 2006, was part of a strategy to replace short-term agency securities with longer-term and higher yielding mortgage-backed securities.

Following our November 2004 acquisition of an insurance agency, Capital Financial Group, Inc (Capital Financial), insurance commissions became a significant source of other income.  Capital Financial specializes in group health insurance.

Other operating income includes data processing servicing fee income received from one unaffiliated upstate New York bank, and net gains or losses on the sale of loans, other real estate owned and other assets.  However, the data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.

The primary reason for the decrease in other operating income from the 2006 to the 2007 period was our sale, in the 2006 period, to a third party of a parcel of land we had earlier purchased to serve as premises for a new branch, resulting in a gain of $227 thousand (pre-tax).

During the first quarter of 2006, we sold into the secondary market $3.0 million of newly originated 30 year, fixed-rate residential real estate loans, but we did not engage in any such sales during the remainder of 2006 or for any of the 2007 quarters.  During both periods we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the first nine months of 2007 was $32 thousand compared to $63 thousand for the 2006 period.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2007	Sep 2006	Change	% Change
Salaries and Employee Benefits	$16,198	$16,497	$(299)	(1.8)%
Occupancy Expense of Premises, Net	2,393	2,332	61	2.6
Furniture and Equipment Expense	2,261	2,346	(85)	(3.6)
Other Operating Expense	7,305	6,512	793	12.2
Total Noninterest Expense	$28,157	$27,687	$ 470	1.7

Efficiency Ratio	57.17%	56.66%	.51%	0.9

Noninterest expense for the first nine months of 2007 was $28.2 million, an increase of $470 thousand, or 1.7%, over the expense for the first nine months of 2006.  For the first nine months of 2007, our efficiency ratio was 57.17%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization, which may result in slightly higher ratios.   Although our efficiency ratio increased from 2006 to 2007, it still compares favorably to the June 30, 2007 peer group ratio of 63.40%.

Salaries and employee benefits expense decreased $299 thousand, or 1.8%, from the first nine months of 2006 to the first nine months of 2007.  The decrease is primarily attributable to a decrease in expenses for pension and post-retirement benefits from the reduction of covered postretirement benefits for new hires.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.40% for the first nine months of 2007, 20 basis points less than the ratio for our peer group of 1.60% at June 30, 2007.

The increase in occupancy expense was primarily in the area of building maintenance expenses and real estate taxes, while the decrease in furniture and equipment expense was primarily attributable to savings in data processing expenses.

Other operating expense was $7.3 million for the first nine months of 2007, an increase of $793 thousand, or 12.2%, from the first nine months of 2006.  The increase was spread among several areas, including marketing, legal, postage, telephone and supplies.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2007	Sep 2006	Change	% Change
Provision for Income Taxes	$5,218	$5,489	$(271)	(4.9)%
Effective Tax Rate	28.88%	30.35%	(1.47)%	(4.8)

The difference between the statutory income tax rate and our effective tax rate is primarily due to the impact of tax exempt income.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also involve market risk.  Market risk is the possibility that changes in future market rates or prices will make our position less valuable.  The ongoing monitoring and management of risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity, ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of September 30, 2007 to our lead bank, Glens Falls National, a 200 basis point increase in interest rates demonstrated a 6.1% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 3.3% increase in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Fed took certain actions from June 2004 through June 2006 that resulted in an aggregate 425 basis point increase in the targeted federal funds rate, and then made no changes until September 2007 when in response to perceived weakening in the economy, the Fed cut the discount rate by 50 basis points and took action to bring about a similar decrease in the overnight federal funds rate.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would subsequently diminish and then lead to a positive impact on net interest margin and net interest income in ensuing years.  Conversely, we believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.

In either case, however, whether prevailing rates are increasing or decreasing, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  That is, our model assumes that interest rate changes of a given magnitude will be experienced equally across different maturities of earning assets and paying liabilities without significantly impacting the yield curve.  Whereas, if a change in the shape of the yield curve accompanies a change in prevailing rates, the effect on net interest income, in the short run and longer term, will be different, particularly if earning assets and paying liabilities are not evenly matched from a maturity standpoint, as is usually the case.  We are not able to predict with certainty what the magnitude of the effect on net interest income would be if prevailing interest rates change by specified amounts but the yield curve simultaneously changes shape, i.e., the specified rate change is not experienced evenly across all maturities.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K and Form 10-K/A (for the year ended December 31, 2006) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended June 30, 2007).  Please refer to the Risk Factors listed in our previously filed Form 10-K for December 31, 2006.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds - None

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2007:

Third Quarter 2007 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	75,468	$20.61	73,130	$1,630,189
August	11,579	20.89	10,300	1,415,439
September	19,521	22.08	---	1,415,439
Total	106,568	20.91	83,430

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s 2007 stock repurchase program (see Note 2), shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  July – DRIP purchases (2,338 shares); August – DRIP purchases (1,279 shares); September – DRIP purchases (19,521 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase programs.  On April 25, 2007 the Board of Directors authorized a new $6 million stock repurchase program (the 2007 repurchase program) effective immediately, which replaced the previous repurchase program approved in April 2006.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2007 repurchase program, the company’s only publicly-announced stock repurchase program in effect during the third quarter.

Item 3.

Defaults Upon Senior Securities – None

Item 4.

Submission of Matters to a Vote of Security Holders – None

Item 5.

Other Information

(a)

None

(b)

None

Item 6.

Exhibits

Exhibit 15	Awareness Letter
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: November 5, 2007	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: November 5, 2007	/s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)