Form 10-K
period 2007-12-31
ARROW FINANCIAL CORP
filed 2008-03-07
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $228,716,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class	Outstanding as of February 28, 2008
Common Stock, par value $1.00 per share	10,640,907
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2008 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – TABLE OF CONTENTS

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2008.

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 273 domestic bank holding companies with $1 to $3 billion in total consolidated assets as  identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 2007, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 11 and 12 of this Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	7	Last paragraph in Section D
Impact of Legal Claims	Part I, Item 3	9	Paragraph under Item 3. “Legal Proceedings”
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	19	1st and next to last paragraph under “Impact of Interest Rate Changes 2002-2007”
	Part II, Item 7.C.II.a.	28	1st paragraph under “Residential Real Estate Loans”
	Part II, Item 7.C.II.a.	28	Last paragraph under “Indirect Loans”
	Part II, Item 7.C.II.a.	29	1st paragraph under table
	Part II, Item 7.C.IV.	33	Last paragraph in Section IV “Deposits”
	Part II, Item 7A.	37	Last three paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	20	1st and 2nd paragraphs under “II. Provision For Loan Losses and Allowance For Loan Losses”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	28	1st paragraph under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	34	Last paragraph in Section D “Liquidity”
Dividend Capacity	Part I, Item 1.C.	6	Next to last paragraph under Section C “Supervision and Regulation”
	Part II, Item 7.E.	35	1st paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to; unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates; severe changes in credit markets, including credit insurance markets; new developments in state and federal regulation of financial institutions; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; and similar risks inherent in banking operations or business generally.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  As a parallel measure with Regulation G, the SEC has provided in Item 10 of its Regulation S-K, that public companies must make the same types of supplemental disclosures whenever they include non-GAAP financial measures in their filings with the SEC.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures or SEC filings, supplemental information is not required.  The following measures used in this Report, which although commonly utilized by financial institutions have not been specifically exempted by the SEC, may constitute "non-GAAP financial measures" within the meaning of the SEC's rules, although we are unable to state with certainty that the SEC would so regard them.

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

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns (directly or indirectly) two nationally chartered banks in New York (Glens Falls National and Saratoga National), an insurance agency (Capital Financial Group, Inc.), a registered investment adviser that advises our proprietary mutual funds (North Country Investment Advisers, Inc.), a Real Estate Investment Trust (Arrow Properties, Inc.) and five other non-bank subsidiaries whose operations are insignificant.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,358,356	$230,574
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$918,470	$42,682
Date Organized	1851	1988
Employees (full-time equivalent)	407	41
Offices	27	6
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 448 full-time equivalent employees at December 31, 2007.

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

In November 2004, Glens Falls National acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.623 million), covenant not to compete ($117 thousand) and portfolio expirations ($686 thousand).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 66,630 shares of Arrow’s common stock at closing.  The agreement also provides for annual contingent future payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over a five-year period.  We concluded that under criteria established by Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations,” these contingent future payments would be recorded as additional goodwill at the time of payment.  The maximum contingent payment over the five-year period is $3.0 million of Arrow stock, valued at the market price on the date of payment.  Through December 31, 2007, total contingency payments amounted to $244 thousand (9,380 shares).

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

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of primarily automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time-to-time we have sold a modest portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and state housing agencies, while normally retaining the servicing rights.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we sold mortgage loans and concurrently purchased an equivalent amount of guaranteed mortgage-backed securities issued by Freddie Mac, with the sold loans representing the underlying collateral for the pooled securities.  We have no contingent liability to unrelated parites under these securitization arrangements.  At December 31, 2007, the balance of these securitized loans remaining in our securities portfolio was approximately $3.5 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

Generally, we continue to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems.  It is our policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.c. “Risk Elements”).  Future cash payments on nonaccrual loans may be applied all to principal, although income in some cases may be recognized on a cash basis.

We lend primarily to borrowers within our geographic area.  The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not participate in loan syndications, either as originator or as a participant.  Most of the portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called “negative amortization,” “option ARM’s” or “negative equity” mortgage loans.

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

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) and is subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”).  Arrow is not a so-called “financial holding company” under federal banking law.  Additionally, as a “bank holding company” under New York State law, Arrow is subject to a limited amount of regulation by the New York State Banking Department.  Our two subsidiary banks are both nationally chartered banks and are subject to supervision and examination by the Office of the Comptroller of the Currency (“OCC”). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states.  In addition, 48 of the 50 states permit banks headquartered in other states to establish branches in their states, although in some cases such branching may be achieved only by acquiring existing banks in such states.  The Gramm-Leach-Bliley Act, enacted in 1999, authorized bank holding companies to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.D., “Recent Legislative Developments.”

An important area of banking regulation is the federal banking system’s promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under the FRB’s “final” rule, issued February 28, 2006, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to capital requirements similar to the capital requirements applicable at the holding company level described above.  Our banks’ capital requirements have been promulgated by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as “well-capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2007 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 15 “Regulatory Matters” to the audited financial statements under Part II, Item 8 of this Report.

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company’s ability to pay dividends to our shareholders, and our subsidiary banks’ ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting our subsidiary banks) and the New York Business Corporation Law (affecting our holding company).  The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

The Sarbanes-Oxley Act, signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, the Act sought to improve the quality of financial reporting of these companies by compelling them to adopt good corporate governance practices and by strengthening the independence of their auditors.  The Act placed substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act required that chief executive officers and chief financial officers certify to the SEC in the holding company’s annual and quarterly reports filed with the SEC regarding the accuracy of its financial statements contained therein and the integrity of its internal controls.  The Act also accelerated insiders' reporting requirements for transactions in company securities, restricts certain executive officer and director transactions, imposed obligations on corporate audit committees, and provided for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, the Act places limits on consulting services that may be performed by a company's independent auditors by requiring that the company’s Audit Committee of the Board of Directors evaluate amounts to determine independence.  The Act created a federal public company accounting oversight board (the PCAOB) to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.

In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including the exchange on which Arrow’s stock is listed, the National Association of Securities Dealers, Inc. (“NASD”), promulgated a wide array of governance standards that must be followed by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  We have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the amended NASD listing requirements, although we have always relied on a Board of Directors a majority of whose members are independent and independent Board committees to make important decisions regarding the company.

The USA Patriot Act initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the “Patriot Act”), imposes substantial new record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all financial institutions, including banks, to establish certain anti-money laundering compliance and due diligence programs.  The provisions of the Act impose substantial additional costs on all financial institutions, including ours.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which permitted bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company remains a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Item I.C., “Supervision and Regulation,” above).  We have not as yet elected to become a “financial holding company”.  Also under GLBA, financial institutions have become subject to stringent customer privacy regulations, in addition to the privacy provisions under the Fair Credit Reporting Act Amendment of 2003.

The FDIC collects both insurance premiums on insured deposits and an assessment for the Financing Corporation (FICO) bonds.

The FICO was established by the Competitive Equality Banking Act of 1987, and is a mixed-ownership government corporation whose sole purpose was to issue bonds to insure thrift insitutions. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.  FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from all FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO.  Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO.  For 2007, our FICO assessment was approximately $140,000.

In 2007 the FDIC resumed charging financial institutions a premium under the new “risk-based assessment system.”  Under this system, institutions in Risk Category I (the lowest of four risk categories) will pay a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.  Both of our banks qualified for the 5 cent per $100 assessment rate during 2007.

The Federal Deposit Insurance Reform Act of 2005 allowed "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion.  Our credit amounted to $747,000.  The credit was available to offset 2007 FDIC insurance premiums, but not to offset the FICO bond assessment, which will continue through 2019.  The one-time credit fully offset our FDIC insurance premiums for 2007 and will offset approximately $133 thousand of our 2008 premiums.

Various federal bills that would significantly affect banks are introduced in Congress and the New York State Legislature from time to time.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

E. STATISTICAL DISCLOSURE – (GUIDE 3)

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

F. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Also, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the various loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	59	Chairman, President and CEO since 2004. Prior to 2004, Mr. Hoy served as President and CEO. Mr. Hoy has been with the company since 1974.
Terry R. Goodemote	44

Senior Vice President, Treasurer and CFO since January 1, 2007.  Prior to 2007, Mr. Goodemote was Senior Vice President and head of the Accounting Division.  Mr. Goodemote has been with the company since 1992.

John C. Van Leeuwen	64	Senior Vice President and Chief Credit Officer since 1995. Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer. Mr. Van Leeuwen has been with the company since 1985.
Gerard R. Bilodeau	61

Senior Vice President and Secretary since 1994.  Mr. Bilodeau was Vice President and Secretary from 1993 to 1994 and was Director of Personnel prior to 1993.  Mr. Bilodeau has been with the company since 1969.

H. AVAILABLE INFORMATION

Our Internet address is www.arrowfinancial.com.  We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as practicable after we file or furnish them with the SEC pursuant to the Exchange Act.  We also make available on the internet website various other documents related to corporate operations, including our Corporate Governance Guidelines, the charters of our principal board committees, and our codes of ethics.  We have adopted a financial code of ethics that applies to Arrow’s chief executive officer, chief financial officer and principal accounting officer and a business code of ethics that applies to all directors, officers and employees.

Item 1A. Risk Factors

Our financial results and the market price of our stock in future periods are subject to risks arising from many factors, including:

If economic conditions worsen or the U.S.  experiences a nationwide recession, the company’s allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and uncollectibility.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors.  For a variety of reasons, including falling home prices nationwide and a general deterioration in U.S. credit markets over the past six months to one year, the rate of growth in the national economy slowed dramatically in the fourth quarter of 2007 and available data suggests that economic conditions may continue to deteriorate in upcoming periods.  If the economy in our geographic market area, Northeastern New York State, should deteriorate or enter into a “recession” state, this may have an adverse impact on our loan portfolio.  If the quality of our portfolio should weaken, our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.  Moreover, loan portfolio difficulties often accompany difficulties in other areas of our business, including our investment portfolio and growth of our business generally, thereby compounding the negative effects on earnings.

The domestic interest rate environment could negatively affect the company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two.  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates.  Volatility in interest rates can also result in the flow of funds away from financial institutions.  See the discussion under “Changes in Net Interest Income Due to Rate,” on page 18 of this Report.

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

The company’s business could suffer if it loses key personnel unexpectedly or fails to provide for an orderly management succession.  Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service, and to arrange for an orderly succession of other, equally skilled personnel.  Competition for the best people in our business can be intense.  While our Board of Directors actively reviews succession plans, any sudden change at the senior management level may adversely affect our business.

The company relies on other companies to provide key components of the company’s business infrastructure.  Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution.  These parties are beyond our control, and any problems caused by these third parties, including their not providing us their services or performing such services poorly, could adversely affect our ability to deliver products and services to our customers and conduct our business.

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

The company is exposed to risk of environmental liability when it takes title to properties.  In the course of our business, we may foreclose on and take title to real estate, including commercial real estate, and could be subject to environmental liabilities with respect to these properties.  We may be held liable for substantial amounts to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

The company faces continuing and growing security risks to its own information base and to information on its customers.  The computer systems and network infrastructure that we use, are always vulnerable to unforeseen problems, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion or general infrastructure failure.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  We constantly assess and attempt to improve our security systems and disaster preparedness, but the risks in these areas are substantially escalating.

The company’s stock price can be volatile.  Our stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.  Many of these factors that may adversely affect our stock price do not directly pertain to our operating results, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which might have a material adverse effect on us.  In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is outstanding.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Our geographic market area experienced real estate price appreciation in the period 2002-2007 but property values in our region have recently leveled off and future declines in property values, of the sort being experienced elsewhere in the U.S. currently, are quite possible.

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.  Our success depends upon the growth in population, income levels and deposits in our geographic market area.  Unpredictable and unfavorable economic conditions unique to our market area may have an adverse effect on the quality of our loan portfolio and financial performance.  As a community bank, we are less able than our larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area.  Moreover, we cannot give any assurances that we will benefit from any unique and  favorable economic conditions in our market area, even if they do occur.

We may be adversely affected by government regulation.  We are subject to extensive federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not the company’s shareholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and thereby hurt our revenues and profitability.

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

None in the fourth quarter of 2007.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

    Securities

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 28, 2007, we distributed a 3% stock dividend on our outstanding shares of common stock.

	2007			2006
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$20.583	$24.553	$.233	$24.225	$26.393	$.226
Second Quarter	20.825	22.990	.233	22.434	26.393	.226
Third Quarter	19.417	25.810	.233	23.565	26.082	.226
Fourth Quarter	20.490	25.000	.240	22.699	25.971	.233

The payment of cash dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 5,811 holders of record of Arrow’s common stock at December 31, 2007. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2007.  These equity compensation plans were our 1993 Long Term Incentive Plan ("1993 Stock Plan"), our 1998 Long Term Incentive Plan ("1998 Stock Plan"), our Director, Officer and Employee Stock Purchase Plan ("ESPP") and our Directors' Stock Plan.  Consistent with applicable law and regulation, the 1993 Stock Plan and the 1998 Stock Plan were approved by Arrow's shareholders, while the ESPP and the Directors' Plan were not.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	519,557 (1)	$20.77	151,278 (2)
Equity Compensation Plans Not Approved by Security Holders	0	0	561,765 (3)
Total	519,557	$20.77	713,043

(1) Includes 426,477 shares of common stock  issuable pursuant to outstanding stock options granted under the 1998 Stock Plan and 93,080 shares of common stock issuable pursuant to outstanding stock options granted under the 1993 Stock Plan.

(2) Under the terms of the 1998 Stock Plan, the ability to issue options or other stock-based awards expired in January 2008.  On that date, there remained available for issue but unissued 151,278 shares of common stock.  Awards under the 1993 Stock Plan expired in 2003.  The Company is submitting a new 2008 Long-Term Incentive Plan for shareholder approval at its 2008 annual meeting of shareholders.

(3) Includes 2,094 shares of common stock available for future issuance under the Directors’ Stock Plan and 559,671 shares of common stock available for future issuance under the ESPP.  The company is preparing to amend the Directors’ Stock Plan to add 30,000 shares of common stock to the total of authorized shares issuable thereunder; the amendment will be submitted for shareholder approval at the 2008 annual meeting of shareholders.

Description of Non-Shareholder Approved Plans.

Director, Officer and Employee Stock Purchase Plan.  The Director, Officer and Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  Under the plan, eligible participants (currently directors, officers, full-time employees and certain retirees) are permitted to acquire shares of common stock at a price that represents a small discount from the current market price of the stock by authorizing regular withholding from their paychecks or, in the case of directors or retirees, regular withdrawals from their bank deposit accounts.  Participants may also purchase shares on an ad hoc basis through optional cash contributions.  The discount on shares acquired through regular withholdings or withdrawals is 5%.  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at 100% of market price.  The total number of shares originally authorized for purchase under the Plan, as adjusted, was 775,546 shares.  There are maximum and minimum levels for participant contributions, which the Board of Directors may change from time to time.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999.  It provides for the automatic issuance of shares of Common Stock to directors of Arrow and its subsidiary banks in lieu of cash director fees otherwise payable to them.  The portion of their cash directors’ fees payable in stock is fixed each year in advance by a vote of the full Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2007, is 32,736 shares.

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the SNL NASDAQ Bank Index and the SNL Bank $1-$5B Index.  The historical information set forth below may not be indicative of future results.  The first graph presents the five year period from December 31, 2002 to December 31, 2007 and the second graph presents the ten year period from December 31, 1997 to December 31, 2007.

Total Return Performance
250
225
200
175
150
125
100
75
Index Value
Arrow Financial Corporation
Russell 2000
SNL NASDAQ Bank Index
SNL Bank $1B-$5B Index
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

Source: SNL Financial LC, Charlottesville, VA © 2008

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Arrow Financial Corporation	100.00	116.49	138.03	123.98	125.54	117.11
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL NASDAQ Bank Index	100.00	129.08	147.94	143.43	161.02	126.42
SNL Bank $1B - $5B Index	100.00	135.99	167.83	164.97	190.90	139.06

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/97	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Arrow Financial Corporation	100.00	87.97	85.07	89.08	145.97	166.85	194.37	230.30	206.87	209.47	195.39
SNN NASDAQ Bank Index	100.00	103.20	99.15	114.47	124.60	128.15	165.42	189.58	183.81	206.36	162.01
SNL Bank $1B - $5B Index	100.00	99.77	91.69	104.05	126.42	145.94	198.46	244.93	240.75	278.59	202.93
Russell 2000	100.00	97.45	118.17	114.60	117.45	93.39	137.52	162.73	170.14	201.39	198.24

Source: SNL Financial LC, Charlottesville, VA © 2008

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency specializing in the sale of group health and life insurance products, Arrow issued 66,630 shares of its common stock to the former sole shareholder of CFG, John Weber, in exchange for Mr. Weber’s CFG shares.  The acquisition agreement contained a post-closing purchase price adjustment provision, under which Arrow would also pay to Mr. Weber, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow issued an additional 9,380 shares to Mr. Weber from 2005 to 2007.  All shares issued to Mr. Weber at the original closing and in post-closing adjustments were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because Mr. Weber was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2007 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	7,388	$21.69	5,000	1,307,689
November	34,197	21.62	10,000	1,091,089
December	22,662	22.47	---	1,091,089
Total	64,247	21.93	15,000

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2007 - DRIP purchases (2,388 shares); November 2007 – DRIP purchases (4,369 shares), stock options (19,828 shares); December 2007 – DRIP purchases (19,078 shares), stock options (3,584 shares).  DRIP purchases do not reflect so-called “netting” transactions, that is, purchases effected within the DRIP itself by the DRIP administrator consisting of monthly acquisitions of shares by purchasing participants who are investing funds in the plan from other selling participants who are withdrawing funds from the plan.

2Includes only those shares acquired by Arrow pursuant to publicly-announced stock repurchase programs.  Does not include shares purchased or subject to purchase under the DRIP or any compensatory stock plan.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2007 under which the Board authorized a twelve-month maximum cumulative purchase of $6,000,000 in stock.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2007	2006	2005	2004	2003
Interest and Dividend Income	$86,577	$80,611	$72,127	$68,443	$70,731
Interest Expense	40,283	34,743	24,114	19,206	21,610
Net Interest Income	46,294	45,868	48,013	49,237	49,121
Provision for Loan Losses	513	826	1,030	1,020	1,460
Net Interest Income After Provision for Loan Losses	45,781	45,042	46,983	48,217	47,661
Noninterest Income	16,288	15,883	14,584	12,830	11,592
Net (Losses) Gains on Securities Transactions	---	(102)	364	362	755
Noninterest Expense	37,930	36,807	35,189	32,972	32,485
Income Before Provision for Income Taxes	24,139	24,016	26,742	28,437	27,523
Provision for Income Taxes	6,807	7,124	8,103	8,959	8,606
Net Income	$17,332	$16,892	$18,639	$19,478	$18,917

Earnings Per Common Share: [1]
Basic	$ 1.62	$ 1.55	$ 1.69	$ 1.76	$ 1.71
Diluted	1.61	1.53	1.66	1.72	1.67

Per Common Share: [1]
Cash Dividends	$ .94	$ .91	$ .87	$ .81	$ .74
Book Value	11.50	10.83	10.68	10.59	9.62
Tangible Book Value [2]	9.94	9.28	9.10	9.54	8.74

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,584,846	$1,520,217	$1,519,603	$1,377,949	$1,373,920
Securities Available-for-Sale	338,070	315,886	326,363	325,248	349,831
Securities Held-to-Maturity	114,611	108,498	118,123	108,117	105,776
Loans	1,038,844	1,008,999	996,545	875,311	855,178
Nonperforming Assets	2,336	3,169	2,372	2,245	2,687
Deposits	1,204,200	1,186,397	1,165,763	1,032,280	1,046,616
Federal Home Loan Bank Advances	160,000	125,000	157,000	150,000	150,000
Other Borrowed Funds	73,719	68,324	63,054	63,976	55,936
Shareholders’ Equity	122,256	118,130	117,421	118,034	105,865

Selected Key Ratios:
Return on Average Assets	1.11%	1.11%	1.28%	1.40%	1.42%
Return on Average Equity	14.68	14.38	15.94	17.54	18.34
Dividend Payout	58.39	59.87	52.27	47.25	44.63

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September

    2007 3% stock dividend.

2Tangible book value excludes intangible assets from total equity.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents selected quarterly information for the fourth quarter of 2007 and the preceding four quarters:

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock dividends, including the most recent September 2007 3% stock dividend.

	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Net Income	$4,481	$4,510	$4,210	$4,131	$4,295

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation	$(362)	$---	$---	$---	$---
Net Securities Gains	---	---	---	---	10
Net Gains on Sales of Loans	5	2	14	3	7
Net (Losses) Gains on the Sale of Other Real Estate Owned	(5)	---	---	3	---

Period End Shares Outstanding	10,627	10,612	10,689	10,807	10,905
Basic Average Shares Outstanding	10,619	10,628	10,732	10,881	10,895
Diluted Average Shares Outstanding	10,682	10,697	10,804	10,966	11,021
Basic Earnings Per Share	$.42	$.42	$.39	$.38	$.39
Diluted Earnings Per Share	.42	.42	.39	.38	.39
Cash Dividends Per Share	.24	.23	.23	.23	.23
Stock Dividends/Splits	---	3%	---	---	---

Average Assets	$1,601,053	$1,566,329	$1,539,278	$1,525,423	$1,530,566
Average Equity	120,433	116,362	116,998	118,532	120,097
Return on Average Assets	1.11%	1.14%	1.10%	1.10%	1.11%
Return on Average Equity	14.76	15.38	14.43	14.13	14.19

Average Earning Assets	$1,526,148	$1,494,744	$1,469,060	$1,456,018	$1,458,211
Average Paying Liabilities	1,265,765	1,231,812	1,218,644	1,202,593	1,203,444
Interest Income, Tax-Equivalent [1]	23,171	22,669	22,126	21,530	21,388
Interest Expense	10,413	10,272	9,984	9,614	9,488
Net Interest Income, Tax-Equivalent [1]	12,758	12,397	12,142	11,916	11,900
Tax-Equivalent Adjustment	740	748	717	714	557
Net Interest Margin [1]	3.32%	3.29%	3.32%	3.32%	3.24%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$ 9,773	$ 9,223	$ 9,573	$ 9,361	$ 9,120
Less: Intangible Asset Amortization	(96)	(96)	(96)	(106)	(107)
Net Noninterest Expense	$ 9,677	$ 9,127	$ 9,477	$ 9,255	$ 9,013
Net Interest Income, Tax-Equivalent [1]	$12,758	$12,397	$12,142	$11,916	$11,900
Noninterest Income	4,016	4,089	4,171	4,012	3,973
Less: Net Securities (Gains) Losses	---	---	---	---	(16)
Net Gross Income	$16,774	$16,486	$16,313	$15,928	$15,857
Efficiency Ratio [1]	57.69%	55.36%	58.10%	58.11%	56.84%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.37%	8.39%	8.51%	8.62%	8.63%
Total Shareholders’ Equity (i.e. Book Value)	$122,256	$118,874	$115,911	$118,380	$118,130
Book Value per Share	11.50	11.20	10.84	10.95	10.83
Intangible Assets	16,590	16,699	16,808	16,917	16,925
Tangible Book Value per Share	9.94	9.63	9.27	9.39	9.28

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.05%	.04%	.03%	.03%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.07	.05	.04	.04	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.19	1.19	1.21	1.21	1.22
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	567.81	610.64	614.22	603.43	442.12
Nonperforming Loans as a Percentage of Loans, Period-end	.21	.20	.20	.20	.28
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.13	.15	.15	.21

 1 See “Use of Non-GAAP Financial Measures” on page 3.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock dividends, including the most recent September 2007 3% stock dividend.

	Dec 2007	Dec 2006	Dec 2005
Net Income	$17,332	$16,892	$18,639

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation	$(362)	$---	$---
Net Securities (Losses) Gains	---	(61)	219
Net Gains on Sales of Loans	25	44	73
Gain on the Sale of Premises	---	136	---
Net (Losses) Gains on the Sale of Other Real Estate Owned	(2)	---	35

Period End Shares Outstanding	10,627	10,905	10,997
Basic Average Shares Outstanding	10,714	10,922	11,054
Diluted Average Shares Outstanding	10,786	11,067	11,242
Basic Earnings Per Share	$1.62	$1.55	$1.69
Diluted Earnings Per Share	1.61	1.53	1.66
Cash Dividends Per Share	.94	.91	.87

Average Assets	$1,558,252	$1,522,327	$1,458,716
Average Equity	118,082	117,466	116,956
Return on Average Assets	1.11%	1.11%	1.28%
Return on Average Equity	14.68	14.38	15.94

Average Earning Assets	$1,486,707	$1,451,655	$1,386,485
Average Paying Liabilities	1,229,882	1,201,612	1,149,426
Interest Income, Tax-Equivalent [1]	89,498	82,999	74,624
Interest Expense	40,283	34,743	24,114
Net Interest Income, Tax-Equivalent [1]	49,215	48,256	50,510
Tax-Equivalent Adjustment	2,921	2,388	2,497
Net Interest Margin [1]	3.31%	3.32%	3.64%
Efficiency Ratio Calculation [1]
Noninterest Expense	$37,930	$36,807	$35,189
Less: Intangible Asset Amortization	(394)	(436)	(385)
Net Noninterest Expense	$37,536	$36,371	$34,804
Net Interest Income, Tax-Equivalent [1]	$49,215	$48,256	$50,510
Noninterest Income	16,288	15,781	14,948
Less: Net Securities Losses (Gains)	---	102	(364)
Net Gross Income	$65,503	$64,139	$65,094
Efficiency Ratio [1]	57.30%	56.71%	53.47%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.37%	8.63%	8.33%
Total Shareholders’ Equity (i.e. Book Value)	$122,256	$118,130	$117,421
Book Value per Share	11.50	10.83	10.68
Intangible Assets	16,590	16,925	17,337
Tangible Book Value per Share	9.94	9.28	9.10

Net Loans Charged-off as a Percentage of Average Loans	.04%	.08%	.09%
Provision for Loan Losses as a Percentage of Average Loans	.05	.08	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.19	1.22	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	567.81	442.12	544.55
Nonperforming Loans as a Percentage of Loans, Period-end	.21	.28	.23
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.21	.16

1 See “Use of Non-GAAP Financial Measures” on page 3.

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

The allowance for loan losses:  The adequacy of the allowance for loan losses is sensitive to changes in current economic conditions that may make it difficult for borrowers to meet their contractual obligations.  Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition at the same time that other areas of our operations, including new loan originations and assets under administration in our trust department may also be experiencing negative pressures from the same underlying negative economic conditions.

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

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2007 and our financial condition as of December 31, 2007 and 2006.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW

Summary of 2007 Financial Results

We reported net income of $17.3 million for 2007, an increase of $440 thousand, or 2.6%, compared to 2006.  Diluted earnings per share of $1.61 represented an increase of $.08, or 5.2%, from 2006.  During 2007, our net interest margin stabilized and net interest income increased from 2006.  This followed two successive years of decreasing net interest income and three consecutive years of decreasing net interest margins.  Out net interest margin was essentially the same as in 2006, and our increase in net interest income from 2006 to 2007 was attributable to a 2.4% increase in average earning assets.

We recorded a non-cash pre-tax charge in the fourth quarter of 2007 of $600 thousand related to our proportionate share, as a member bank of the Visa credit card organization, of certain estimated litigation costs incurred by Visa U.S.A., Inc. in the quarter.  Like other financial institutions that are Visa members, we are obligated to indemnify Visa in connection with certain legal proceedings.  While the outcome and amount of potential losses that may be incurred by Visa, and ultimately by its member banks, related to litigation involving Visa and certain of its member banks is inherently uncertain, based on the settlement of the litigation with American Express and our estimate of the fair value of potential losses related to the remaining litigation, we recognized an after-tax charge to fourth quarter earnings of $362 thousand representing a 3.4 cents dilution of earnings per share for the fourth quarter and the year ended December 31, 2007.  However, in October 2007, Visa, in connection with a restructuring, issued shares of its common stock to its member banks in contemplation of an initial public offering (IPO) of these and other shares which Visa has indicated is planned for the first half of 2008.  Visa has indicated that it intends that payments related to its antitrust litigation matters will be funded from an escrow account to be established with a portion of the proceeds from its IPO, including proceeds allocable to member banks’ shares.  We currently expect that our proportional share of the proceeds of Visa’s planned IPO in 2008 will exceed the aggregate amount of this charge, and if so, that the income to us in 2008 will exceed the 2007 charge.  On February 25, 2008, Visa, Inc. filed an amended Form S-1 registration statement for its Class A common stock public offering with a price range of $37.00 to $42.00 per share, but Visa has not yet set a date for the IPO.

At December 31, 2007, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $9.94, an increase of $.66, or 7.1%, from year-end 2006.  Our total shareholders’ equity at year-end 2007 increased 3.5% over the year-end 2006 level.  Major changes to shareholders’ equity included: i) $17.3 million of net income for the year ii) a $3.7 million net unrealized gain in the valuation allowance for available-for-sale securities, offset by iii) cash dividends of $10.0 million, and iv) repurchases of our own common stock of $7.3 million.  As of the last trading day of 2007, the average of our closing bid and asked stock price was $21.43, resulting in a trading multiple of 2.16 to tangible book value.

The Board of Directors declared a quarterly cash dividend of $.24 per share for the fourth quarter of 2007.  For the year, total cash dividends (as adjusted for stock dividends) were $.94 compared to $.91 for 2006, an increase of $.03, or 3.3%.

Through year-end 2007, we had experienced an improvement in the credit quality of our loan portfolio; assets continued to demonstrate considerable strength, both as compared to our peer banks and to our historically sound asset quality levels.  Nonperforming loans amounted to $2.2 million at December 31, 2007, a decrease of $593 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .21% at December 31, 2007, a decrease from .28% one year earlier.   Loans charged-off (net of recoveries) against the allowance for loan losses were $390 thousand for 2007, as compared to $789 thousand for the prior year.   At year-end 2007, the allowance for loan losses was $12.4 million, representing 1.19% of total loans, down three basis points from 1.22% at the prior year-end.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2007 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures“ on page 3 of the Report we calculate net interest income on a tax-equivalent basis.

CHANGE IN NET INTEREST INCOME

 (Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2006 to 2007		2005 to 2006
	2007	2006	2005	Amount	%	Amount	%
Interest and Dividend Income	$89,498	$82,999	$74,624	$6,499	7.8%	$ 8,375	11.2%
Interest Expense	40,283	34,743	24,114	5,540	15.9	10,629	44.1
Net Interest Income	$49,215	$48,256	$50,510	$ 959	2.0	$(2,254)	(4.5)

On a tax-equivalent basis, net interest income was $49.2 million in 2007, an increase of $959 thousand, or 2.0%, from $48.3 million in 2006.  This compared to a decrease of $2.3 million, or 4.5%, between 2005 and 2006.  Factors contributing to the decrease in net interest income over the three-year period are discussed in the following portions of this Section B.I.

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2007 Compared to 2006			2006 Compared to 2005
	Change in Net Interest Income Due to:			Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ 656	$ (12)	$ 644	$ 269	$ 89	$ 358
Securities Available-for-Sale:
Taxable	(674)	862	188	179	701	880
Non-Taxable	295	262	557	441	(25)	416
Securities Held-to-Maturity:
Taxable	(2)	1	(1)	(2)	1	(1)
Non-Taxable	416	24	440	(464)	285	(179)
Loans	1,523	3,148	4,671	3,247	3,654	6,901
Total Interest and Dividend Income	2,214	4,285	6,499	3,670	4,705	8,375
Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	461	1,313	1,774	(302)	1,680	1,378
Regular and Money Market Savings	(229)	607	378	(115)	1,156	1,041
Time Deposits of $100,000 or More	876	594	1,470	1,260	1,961	3,221
Other Time Deposits	370	1,448	1,818	1,673	2,183	3,856
Total Deposits	1,478	3,962	5,440	2,516	6,980	9,496

Short-Term Borrowings	87	152	239	(55)	459	404
Long-Term Debt	(528)	389	(139)	331	398	729
Total Interest Expense	1,036	4,504	5,540	2,792	7,837	10,629
Net Interest Income	$1,179	$ (220)	$ 959	$ 878	$(3,132)	$(2,254)

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2007, 2006 and 2005 (i) average balances of assets, liabilities and shareholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under “Use of Non-GAAP Financial Measures“ on page 3 of the Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Years Ended:	2007			2006			2005
		Interest			Interest			Interest
	Average	Income or	Rate Earned	Average	Income or	Rate Earned	Average	Income or	Rate Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 22,022	$ 1,098	4.99%	$ 8,875	$ 454	5.12%	$ 3,060	$ 96	3.14%
Securities Available-for- Sale:
Taxable	308,172	14,349	4.66	323,162	14,161	4.38	318,896	13,281	4.16
Non-Taxable	24,015	1,455	6.06	18,627	898	4.82	9,508	482	5.07
Securities Held-to-Maturity:
Taxable	310	16	5.16	356	17	4.78	395	18	4.56
Non-Taxable	111,332	6,350	5.70	104,024	5,910	5.68	112,340	6,089	5.42
Loans	1,020,856	66,230	6.49	996,611	61,559	6.18	942,286	54,658	5.80
Total Earning Assets	1,486,707	89,498	6.02	1,451,655	82,999	5.72	1,386,485	74,624	5.38
Allowance for Loan Losses	(12,323)			(12,263)			(12,136)
Cash and Due From Banks	33,180			33,853			36,312
Other Assets	50,687			49,082			48,055
Total Assets	$1,558,251			$1,522,327			$1,458,716
Deposits:
Interest-Bearing NOW	$ 315,614	6,868	2.18	$ 290,860	5,094	1.75	$ 314,836	3,716	1.18
Regular and Money Market Savings	266,007	3,973	1.49	283,253	3,595	1.27	296,159	2,554	0.86
Time Deposits of $100,000 Or More	180,606	8,628	4.78	161,729	7,158	4.43	126,919	3,937	3.10
Other Time Deposits	258,042	11,393	4.42	248,706	9,575	3.85	198,130	5,719	2.89
Total Interest- Bearing Deposits	1,020,269	30,862	3.02	984,548	25,422	2.58	936,044	15,926	1.70
Short-Term Borrowings	49,355	1,389	2.81	46,044	1,150	2.50	49,493	746	1.51
FHLB Advances and Long-Term Debt	160,258	8,032	5.01	171,020	8,171	4.78	163,889	7,442	4.54
Total Interest- Bearing Funds	1,229,882	40,283	3.28	1,201,612	34,743	2.89	1,149,426	24,114	2.10
Demand Deposits	186,474			182,706			174,762
Other Liabilities	23,813			20,543			17,572
Total Liabilities	1,440,169			1,404,861			1,341,760
Shareholders’ Equity	118,082			117,466			116,956
Total Liabilities and Shareholders’ Equity	$1,558,251			$1,522,327			$1,458,716
Net Interest Income (Tax-equivalent Basis)		49,215			48,256			50,510
Reversal of Tax Equivalent Adjustment		(2,921)			(2,388)			(2,497)
Net Interest Income		$46,294			$45,868			$48,013
Net Interest Spread			2.74%			2.83%			3.28%
Net Interest Margin			3.31%			3.32%			3.64%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2007	2006	2005
Yield on Earning Assets	6.02%	5.72%	5.38%
Cost of Interest-Bearing Liabilities	3.28	2.89	2.10
Net Interest Spread	2.74%	2.83%	3.28%
Net Interest Margin	3.31%	3.32%	3.64%

After two years of decreases in net interest income, we experienced an increase in net interest income of $959 thousand from 2006 to 2007.  An increase in average net earning assets (i.e., changes in volume), had a $1.2 million positive impact on net interest income, which more than offset  a $220 thousand negative effect of a one basis point decrease in net interest margin (i.e. changes in rates).  We experienced a decrease in net interest income of $2.3 million from 2005 to 2006.  Although we experienced an increase in average net earning assets (i.e., changes in volume), which had an $878 thousand positive impact on net interest income, this was more than offset by the negative effect of a decrease in our net interest spread and net interest margin (i.e. changes in rates), which had a negative impact of $3.1 million on net interest income.

Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, the ratio of our rate sensitive assets to rate sensitive liabilities (interest rate sensitivity gap) during periods of interest rate changes, and changes in the level of nonperforming loans.

Impact of Interest Rate Changes 2002 – 2007

In mid-2003, due to actions by the Federal Reserve (Fed) the federal funds target rate decreased to an almost unprecedented low of 1.00%.  In mid-2004, the Federal Reserve Board reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to perceptions of a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by problems related to subprime residential real estate lending, the Fed began lowering the federal funds target rate.  By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, lowered the federal funds rate by an additional 125 basis points, to 3.00%.  We expect to see an immediate impact in the cost of our deposits, which will be followed by a gradual reduction as maturing time deposits reprice.  We also expect that our loan yields will decline, but that decrease may not be as severe if mid- to long-term rates do not fall as quickly or to the extent of short-term rates.

Our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  The following analysis of the relationship between prevailing rates (and changes in rates) and our net interest margin and net interest income covers the period from 2002 to the present.

An important recent development with regard to the effect of rate changes in our profitability has been the so-called “flattening” of the yield curve.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward curve but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve had flattened.  Late in 2006 and in early 2007, the yield curve was occasionally inverted, with short-term rates exceeding long-term rates.  This flattening of the yield curve was the most significant factor in reducing our net interest income in 2005 and 2006.   Only at the end of the second quarter of 2007 did the yield on longer-term securities begin to increase over short-term investments.  This was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.

Nevertheless, longer-term rates were resistant to increases during the period of rising short-term rates, both due to borrower expectations and to a widespread perception in the credit markets of limited risk of default.  To the extent these perceptions and expectations are now changing, long-term rates may be expected to remain steady, or perhaps even rise, even though short-term rates have now begun to drop sharply.  Thus, the yield curve may be expected to return to a more traditional shape with consequent benefit to company margins.  No assurances can be given on this recent development, however, particularly as aggregate levels of borrowing, especially consumer mortgage related borrowings may be expected to diminish.

In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  When prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing market rates were declining and our margin increased, and during the mid-2003 to 2004 period, when the rate decline began to decelerate and rates then reversed and began to increase and our margins experienced a negative effect.  In 2005 and 2006, however, as the Fed’s push to increase prevailing rates matured, our net interest margin continued to suffer as a result of the flattening yield curve.  This historical trend too, however, may be expected to benefit our net interest margins in upcoming periods, as deposit rates begin to decline.

The net interest margin for the full year of 2002 was 4.50%.  In ensuing years, our margin steadily decreased, during an extended period of increasing short-term interest rates.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first two and last quarter of 2007 was 3.32%.  Margin decreased to 3.29% for the third quarter of 2007 primarily due to an increase in seasonal higher-costing municipal deposits.  In general, the recovery from the fourth quarter of 2006 was due to the fact that a portion of our earning assets repriced upwards at a rate faster than the rates paid on interest-bearing liabilities.  For the year 2007, net interest margin was 3.31%, down one basis point from 2006.  The impact of this decrease was $220 thousand on net interest income for the year 2007.

Overall, we expect that the dramatic reduction in short-term interest rates since September 2007 will have a significant impact on our net interest income and net interest margin in future periods.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2006 to 2007		2005 to 2006
	2007	2006	2005	Amount	%	Amount	%
Earning Assets	$1,486,707	$1,451,655	$1,386,485	$35,052	2.4%	$65,170	4.7%
Interest-Bearing Liabilities	1,229,882	1,201,612	1,149,426	28,270	2.3	52,186	4.5
Demand Deposits	186,474	182,706	174,762	3,768	2.1	7,944	4.6
Total Assets	1,558,251	1,522,327	1,458,716	35,924	2.4	63,611	4.4
Earning Assets to Total Assets	95.41%	95.36%	95.05%

2006 to 2007:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2007, average earning assets increased $35.1 million over 2006, while average paying liabilities only increased $28.3 million.  This combination led to a $1.2 million increase in net interest income.  (This positive effect was partially offset by the $220 thousand negative effect on net interest income resulting from the changes in rates during the year, discussed above.)

The $35.1 million increase in average earning assets from 2006 to 2007 reflected an increase in average loans of $24.2 million, or 2.4%, a decrease of $2.3 million, or 0.5%, in investment securities and an increase of $13.1 million in the average balance of federal funds.  We experienced increases in all major categories within the loan portfolio during 2007, although the average balance of indirect loans (which represented the second largest segment of the loan portfolio) decreased slightly.  Indirect loans are primarily auto loans financed through local dealerships where we acquire the dealer paper.  Increases in the average balances of other loan categories included: i) commercial and commercial real estate loans (an increase of $11.6 million, or 4.4%), ii) residential real estate loans (an increase of $8.0 million, or 2.5%) and iii) other consumer loans (an increase of $5.5 million, or 10.1%).  Although average loans increased by 2.4% in 2007, this was a lower rate of increase than the 5.8% rate experienced in 2006.

The $28.3 million increase in average paying liabilities resulted from a $28.2 million increase in time deposits and a $7.5 million increase in non-maturity deposit balances.  These increases were offset in part by a decrease of $7.5 million in the average balance of other borrowed funds.

The fact that average earning assets grew at a faster pace than average paying liabilities was primarily due to a $3.8 million, or 2.1%, increase in the average balance of non-interest bearing demand deposits.

2005 to 2006:

For 2006, average earning assets increased $65.2 million over 2005, while average paying liabilities only increased $52.2 million.  This combination led to a $878 thousand increase in net interest income.  (However, this positive effect was more than offset by the $3.1 million negative effect on net interest income resulting from the changes in rates during the year, especially the decrease in the net interest margin, discussed above.)

The $65.2 million increase in average earning assets from 2005 to 2006 reflected an increase in average loans of $54.3 million, or 5.8%, an increase of $5.0 million, or 1.1%, in investment securities and an increase of $5.8 million in the average balance of federal funds.  We experienced increases in all major categories within the loan portfolio during 2006, although the average balance of indirect loans was modest.  Increases in the average balances of other loan categories included: i) commercial and commercial real estate loans (an increase of $33.2 million, or 13.0%), ii) residential real estate loans (an increase of $13.8 million, or 4.6%) and iii) other consumer loans (an increase of $7.1 million, or 14.5%).  Although average loans increased by 5.8% in 2006 this was a lower rate of increase than the 8.7% rate experienced in 2005.  The only category of loans that grew faster in 2006 than in 2005 was commercial loans, which grew at an 11.6% rate in 2005 versus 14.5% in 2006.

The $52.2 million increase in average paying liabilities between 2005 and 2006 resulted from an $85.3 million increase in time deposits, offset, in part, by a $36.9 million decrease in non-maturity deposit balances.  The average balance of other borrowed funds was virtually unchanged.  The change in the mix of deposit categories from non-maturity to time deposits is typical during a period of rising rates.  The $62 million of deposits acquired in the April 2006 branch acquisition accounted for a portion of the increase in average deposit balances between 2005 and 2006, since these deposits were not included in the average balances for the first three months of 2005.

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

At December 31, 2007 we had one loan considered impaired and evaluated under SFAS No. 114.  That loan had sufficient collateral and required no specific reserve.  See Note 5 to the consolidated financial statements, included in Item 8 of this Report.

Homogenous Loan Pools:  Under our SFAS No. 5 analysis, we group homogeneous loans as follows, each with its own estimated loss-rate:

i)

Other commercial and commercial real estate loans,

ii)

One to four family residential real estate loans,

iii)

Home equity loans,

iv)

Indirect loans – low risk tiers (based on credit scores),

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

Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of December 31, 2007.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

Quantitative Analysis:  Quantitatively, we determined the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had two losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at historical lows for our company.  Annualized net charge-offs have ranged from .04% to .10% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid-to-late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.  The ratio for bank holding companies in our peer group was .23% at December 31, 2007, the most recent reporting period.  The peer group ratio was also very low, ranging from .13% to .25% in the five preceding years.

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

•

Changes in the nature and volume of the portfolio and in the terms of loans

•

Changes in the value of the underlying collateral for collateral dependent loans

•

Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•

Changes in the quality of the loan review system

•

Changes in the experience, ability, and depth of lending management and other relevant staff

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the  existing portfolio or pool

For each homogeneous loan pool, we estimate a loss factor expressed in basis points for each of the qualitative factors above, and for historical credit losses.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.  In order to more accurately estimate probable loan losses, during 2007 we segmented the loan loss reserve pools for our commercial loan portfolio between commercial loans and commercial loans secured by real estate, and updated our loss rates primarily related to criticized commercial loans and indirect consumer loans accounted for under SFAS No. 5.  These enhancements did not result in a material change to the provision for loan losses for the year ended December 31, 2007 or in the allowance for loan losses.

From June 2004 to June 2006, the Federal Reserve Bank increased prevailing short-term rates in an effort to slow down national economic growth and check potential increases in the inflation rate.  In the last part of 2007, the Federal Reserve Bank began to cut rates in response to the growing liquidity crisis in credit markets and evident slowing of the economy-wide growth.  In our market area, however, there was very little impact, by year-end, from these developments in credit markets and the national economy on unemployment rates, job growth and business failures.  During the June 2004 to June 2006 period, when short-term rates rose dramatically, long-term rates held steady or even fell.  Except for indirect consumer loans, interest rates for most of our borrowers are based on intermediate and long-term rates, especially for residential real estate loans and for commercial loans.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, these risk attributes may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and maintains an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area. The amount of this measurement imprecision allocation was $831 thousand at December 31, 2007, a decrease of $177 thousand, or 18%, compared to the $1.0 million at December 31, 2006.  This reduction was primarily due to the improvement in loan quality ratios at December 31, 2007.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2007	2006	2005	2004	2003
Loans at End of Period	$1,038,844	$1,008,999	$ 996,545	$ 875,311	$ 855,178
Average Loans	1,020,856	996,611	942,286	866,690	848,664
Total Assets at End of Period	1,584,846	1,520,217	1,519,603	1,377,949	1,373,920

Nonperforming Assets:
Nonaccrual Loans:
Commercial Real Estate	$ 758	$ 708	$ 597	$ 512	$ 56
Commercial Loans	73	56	26	7	180
Residential Real Estate Loans	253	452	59	603	312
Consumer Loans	855	822	1,193	981	1,274
Total Nonaccrual Loans	1,939	2,038	1,875	2,103	1,822

Loans Past Due 90 or More Days and
Still Accruing Interest	245	739	373	6	685
Total Nonperforming Loans	2,184	2,777	2,248	2,109	2,507
Repossessed Assets	63	144	124	136	180
Other Real Estate Owned	89	248	---	---	---
Total Nonperforming Assets	$2,336	$3,169	$2,372	$2,245	$2,687

Allowance for Loan Losses:
Balance at Beginning of Period	$12,278	$12,241	$12,046	$11,842	$11,193
Loans Charged-off:
Commercial, Financial
and Agricultural	(27)	(32)	(134)	(22)	(10)
Real Estate - Commercial	(6)	---	---	---	(82)
Real Estate - Residential	---	---	(30)	---	(24)
Installment Loans to Individuals	(797)	(1,105)	(964)	(1,040)	(1,037)
Total Loans Charged-off	(830)	(1,137)	(1,128)	(1,062)	(1,153)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	13	27	18	6	8
Real Estate - Commercial	17	17	17	17	22
Real Estate - Residential	2	2	2	3	5
Installment Loans to Individuals	408	302	256	220	307
Total Recoveries of Loans Previously Charged-off	440	348	293	246	342
Net Loans Charged-off	(390)	(789)	(835)	(816)	(811)
Provision for Loan Losses
Charged to Expense	513	826	1,030	1,020	1,460

Balance at End of Period	$12,401	$12,278	$12,241	$12,046	$11,842

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.04%	.08%	.09%	.09%	.10%
Provision for Loan Losses as a Percentage of Average Loans	.05	.08	.11	.12	.17
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.19	1.22	1.23	1.38	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans	567.81	442.12	544.55	571.18	472.37
Nonperforming Loans as a Percentage of Loans, Period-end	.21	.28	.23	.24	.29
Nonperforming Assets as a Percentage of Total Assets, Period-end	.15	.21	.16	.16	.20

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2007	2006	2005	2004	2003
Commercial, Financial and Agricultural	$ 1,634	$ 1,691	$ 1,574	$ 1,430	$ 2,554
Real Estate-Commercial	3,247	3,348	3,160	2,632	1,381
Real Estate-Residential Mortgage	2,320	1,714	1,569	1,411	1,576
Indirect and Other Installment Loans to Individuals	4,369	4,517	5,294	4,392	4,293
Unallocated	831	1,008	644	2,181	2,038
Total	$12,401	$12,278	$12,241	$12,046	$11,842

III. NONINTEREST INCOME

The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of noninterest income.

ANALYSIS OF NONINTEREST INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2006 to 2007		2005 to 2006
	2007	2006	2005	Amount	%	Amount	%
Income from Fiduciary Activities	$ 5,572	$ 5,082	$ 4,676	$490	9.6%	$406	8.7%
Fees for Other Services to Customers	8,130	7,954	7,372	176	2.2	582	7.9
Net (Losses) Gains on Securities Transactions	---	(102)	364	102	100.0	(466)	(128.0)
Insurance Commissions	1,869	1,768	1,682	101	5.7	86	5.1
Other Operating Income	717	1,079	854	(362)	(33.5)	225	26.3
Total Noninterest Income	$16,288	$15,781	$14,948	$507	3.2%	$833	5.6%

2007 compared to 2006: Total noninterest income increased $507 thousand, or 3.2%, from 2006 to 2007.

For 2007, income from fiduciary activities increased $490 thousand, or 9.6%, from 2006.  Most of the increase resulted from an increase in assets under administration and management.  At year-end 2007, the market value of assets under trust administration and investment management amounted to $961.2 million, an increase of $54.7 million, or 6.0%, from year-end 2006.

Income from fiduciary activities includes income from funds under investment management in the North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $207.1 million and $176.1 million at December 31, 2007 and 2006, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Included as an investor in the North Country Funds is our company’s pension plan, which owned shares in the funds with a market value of approximately $17.5 million at December 31, 2007 and $17.0 million at 2006.

Fees for other services to customers include deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $8.1 million in 2007, an increase of $176 thousand, or 2.2%, from 2006.  The increase was primarily attributable to increases in rental income from our third-party provider of securities brokerage services and from our merchant bankcard and debit card activity fee income.

The following table presents sales and purchases within the available-for-sale portfolio during 2007.

2007 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2007
Sales:
Equities and Other Investments	$ ---	$1,195	$1,030	$ 3	$2,228
Total Sales	$ ---	$1,195	$1,030	$ 3	$2,228
Net Gains (Losses)	$ ---	$ ---	$ ---	$ ---	$ ---

Purchases:
Collateralized Mortgage Obligations	$ ---	$ --	$ ---	$21,745	$21,745
Other Mortgage-Backed Securities	---	39,494	---	---	39,494
U.S. Agency Securities	---	500	---	---	500
State and Municipal Obligations	1,466	3,526	3,983	1,166	10,141
Equities and Other Investments	539	1,047	8,033	471	10,090
Total Purchases	$2,005	$44,567	$12,016	$23,382	$81,970

In November 2004, we acquired Capital Financial Group, Inc., a local insurance agency specializing in the sale of group health and life insurance.  See the more detailed discussion of the acquisition on page 4 of this Report.  Insurance commission income was $1.7 million for 2005, the first full year of income from this business and increased to $1.8 million in 2006 and $1.9 million in 2007.

Other operating income includes net gains on the sale of loans and other real estate owned as well as other miscellaneous revenues.  For 2007, other operating income decreased $362 thousand, or 33.5%, from 2006.  In 2006, we sold, at market price, a parcel of land that we had earlier purchased to serve as premises for a new branch.  The sale of land resulted in a gain of $227 thousand.  We subsequently entered into an agreement with Stewart’s Shops Corp., the buyer, to lease from them a portion of the building they constructed on the parcel of land to serve as a bank branch.  In years prior to 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, this arrangement came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  This represented a reduction in fee income of $56 thousand for the comparative period.

2006 compared to 2005: Total noninterest income increased $833 thousand, or 5.6%, from 2005 to 2006.

For 2006, income from fiduciary activities increased $406 thousand, or 8.7%, from 2005.  Most of the increase reflected a similar increase in assets under administration and management.  At year-end 2006, the market value of assets under trust administration and investment management amounted to $906.5 million, an increase of $92.8 million, or 11.4%, from year-end 2005.

Income from fiduciary activities includes income from funds under investment management in the North Country Funds.  On a combined basis, these funds had a market value of $176.1 million and $153.0 million at December 31, 2006 and 2005, respectively.  Included as an investor in the North Country Funds is our company’s pension plan, which owned shares in the funds with a market value of approximately $17.0 million at December 31, 2006 and $16.8 million at year-end 2005.

Fees for other services to customers include deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $8.0 million in 2006, an increase of $582 thousand, or 7.9%, from 2005.  The increase was primarily attributable to an increase in deposit account service charges as a result of an increase in our retail product fee structure.  We also experienced increases in rental income from our third-party provider of securities brokerage services and on our merchant bankcard activities.

In 2006 total other income included net securities losses of $102 thousand on the sale of $44.1 million of securities available-for-sale.  The primary purpose of the sales was to extend and restructure the maturities of the portfolio by selling certain investments with shorter remaining maturities.  The following table presents sales and purchases within the available-for-sale portfolio during 2006.

2006 Investment Sales and Purchases

(In Thousands)

Available-for-Sale Portfolio	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	2006
Sales:
Collateralized Mortgage Obligations	$ ---	$ ---	$ ---	$ 9,753	$ 9,753
Other Mortgage-Backed Securities	---	---	---	794	794
U.S. Agency Securities	---	10,000	---	4,999	14,999
State and Municipal Obligations	---	---	---	---	---
Equities and Other Investments	5,808	4,806	4,806	3,124	18,544
Total Sales	$5,808	$14,806	$4,806	$18,670	$44,090
Net (Losses) Gains	$ ---	$ (118)	$ ---	$ 16	$ (102)

Purchases:
Collateralized Mortgage Obligations	$ ---	$19,746	$ ---	$ ---	$19,746
Other Mortgage-Backed Securities	---	5,913	---	---	5,913
U.S. Agency Securities	---	5,000	---	1,000	6,000
State and Municipal Obligations	3,266	4,767	7,397	2,365	17,795
Equities and Other Investments	5,581	5,945	4,122	2,234	17,882
Total Purchases	$8,847	$41,371	$11,519	$5,599	$67,336

Insurance commission income for 2005, at $1.7 million, represented the first full year of income from this business.  For 2006, insurance commission income increased to $1.8 million.

Other operating income includes net gains on the sale of loans and other real estate owned, if any, as well as other miscellaneous revenues.  For 2006, other operating income increased $225 thousand, or 26.3%, from 2005.  In 2006, we sold, at market price, a parcel of land that we had earlier purchased to serve as premises for a new branch.  The sale resulted in a gain of $227 thousand.  We subsequently entered into an agreement with Stewart’s Shops Corp., the buyer, to lease from them a portion of the building they constructed on the parcel of land to serve as a bank branch.

IV. NONINTEREST EXPENSE

Noninterest expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2006 to 2007		2005 to 2006
	2007	2006	2005	Amount	%	Amount	%
Salaries and Employee Benefits	$21,424	$22,096	$20,693	$ (672)	(3.0)%	$ 1,403	6.8%
Occupancy Expense of Premises, Net	3,198	3,058	2,914	140	4.6	144	4.9
Furniture and Equipment Expense	3,015	2,971	2,875	44	1.5	96	3.3
Other Operating Expense	10,293	8,682	8,707	1,611	18.6	(25)	(0.3)
Total Noninterest Expense	$37,930	$36,807	$35,189	$1,123	3.1	$1,618	4.6

2007 compared to 2006:  Noninterest expense for 2007 amounted to $37.9 million, an increase of $1.1 million, or 3.1%, from 2006.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of noninterest expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 3 of this Report.  For 2007, the efficiency ratio for Arrow was 57.3%, an increase from the 2006 ratio of 56.7%.  Our 2007 ratio, however, still compared favorably to the ratio for our peer group of 64.6% as of December 31, 2007.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 14 and 15 of this Report.

Salaries and employee benefits expense decreased $672 thousand, or 3.0%, from 2006 to 2007.  Salary expense increased $246 thousand, or 1.5%, from 2006, due primarily to normal merit increases and to staff increases at our new branches.  Employee benefits, however, decreased $918 thousand, or 15.2% from 2006 to 2007.  This was primarily attributable to decreases in post-retirement benefits and incentive compensation expenses.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.37% for 2007, 22 basis points less than the annualized ratio for our peer group of 1.59% at December 31, 2007.

Occupancy expense increased $140 thousand, or 4.6%, from 2006 to 2007. A portion of the increase was attributable to increased costs for our new branches.  Furniture and equipment expense increased by $44 thousand, or 1.5%, from 2006 to 2007.

Other operating expense increased from 2006 to 2007, by $1.6 million, or 18.6%.  The most significant component of the increase was the $600 reserve for the Visa U.S.A. litigation costs (see page 16).  Other increases were spread among a variety of categories, including marketing and third party computer processing fees.

2006 compared to 2005:  Noninterest expense for 2006 amounted to $36.8 million, an increase of $1.6 million, or 4.6%, from 2005.  One comparative measure of operating expenses for financial institutions is the efficiency ratio, which is the ratio of other expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 3 of this Report.  For 2006, the efficiency ratio for Arrow was 56.7%, an increase from the 2005 ratio of 53.5%.  Our 2006 ratio, however, still compared favorably to the ratio for our peer group of 61.3% as of December 31, 2006.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 14 and 15 of this Report.

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

Other operating expense actually decreased from 2005 to 2006, by $25 thousand, or 0.3%.  Legal, advertising and supplies expenses decreased in 2006 from 2005 levels, which were enhanced by one-time expenses in 2005 for the branch acquisition, while other areas of other operating expenses experienced normal increases or fluctuations.

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2006 to 2007		2005 to 2006
	2007	2006	2005	Amount	%	Amount	%
Provision for Income Taxes	$6,807	$7,124	$8,103	$(317)	(4.4)%	$(979)	(12.1)%
Effective Tax Rate	28.2%	29.7%	30.3%	(1.5)%	(4.9)	(0.6)%	(2.1)

The provisions for federal and state income taxes amounted to $6.8 million, $7.1 million and $8.1 million for 2007, 2006 and 2005, respectively.   The effective income tax rates for 2007, 2006 and 2005 were 28.2%, 29.7% and 30.3%, respectively, with the decreasing rate in recent periods reflecting an increase in the ratio of tax-exempt income to income before taxes.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2007, 2006 and 2005, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2007, 2006 and 2005.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2007	2006	2005
U.S. Treasury and Agency Obligations	$ 39,497	$ 55,077	$ 64,408
State and Municipal Obligations	24,206	23,189	10,815
Collateralized Mortgage Obligations	138,971	126,315	122,141
Other Mortgage-Backed Securities	112,458	90,051	106,753
Corporate and Other Debt Securities	11,574	11,613	11,838
Mutual Funds and Equity Securities	11,364	9,641	10,408
Total	$338,070	$315,886	$326,363

In all periods, other mortgage-backed securities consisted of solely of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are highly rated corporate bonds and commercial paper.  At year-end 2007, approximately $9.6 million, or 84.2%, of the listed amount of mutual funds and equity securities consisted of required holdings of stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2007.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10-years category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$38,484	$ 1,013	$ ---	$ ---	$ 39,497
State and Municipal Obligations	7,472	12,639	1,511	2,584	24,206
Collateralized Mortgage Obligations	12,176	110,077	15,716	1,002	138,971
Other Mortgage-Backed Securities	716	76,905	14,641	20,196	112,458
Corporate and Other Debt Securities	---	11,144	---	430	11,574
Mutual Funds and Equity Securities	---	---	---	11,364	11,364
Total	$58,848	$211,778	$31,868	$35,576	$338,070

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2007.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	3.90%	5.21%	---%	---%	3.93%
State and Municipal Obligations	6.07	5.58	9.06	7.71	6.17
Collateralized Mortgage Obligations	4.66	4.61	5.56	5.46	4.73
Other Mortgage-Backed Securities	6.10	4.75	5.04	5.55	4.94
Corporate and Other Debt Securities	---	5.76	---	7.03	5.81
Mutual Funds and Equity Securities	---	---	---	5.15	5.15
Total	4.11	4.67	5.34	5.41	4.72

The yields on debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2007.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2007 and 2006, the weighted average maturity was 3.3 and 2.8 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2007, the net unrealized losses on securities available-for-sale amounted to $61 thousand.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.

The unrealized loss was $6.2 million at December 31, 2006.  The net unrealized loss at year-end 2006 was primarily attributable to the decreased fair value of the debt securities (primarily fixed rate) portfolios resulting from an increase in prevailing interest rates, chiefly short-term rates.  Conversely, the decrease from 2006 to 2007 was primarily attributable to a decline in market yields during 2007.

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

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2007	2006	2005
State and Municipal Obligations	$114,611	$108,498	$118,123

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2007, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2007.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$24,488	$47,676	$27,987	$14,460	$114,611

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2007.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	5.79%	5.36%	5.59%	5.99%	5.59%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2007.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2007, 2006 and 2005, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 4.8 years and 4.5 years at December 31, 2007 and 2006, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans

(Dollars In Thousands)

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 79,128	8	$ 79,581	8	$ 79,917	8	$ 76,379	9	$ 82,808	10
Real Estate - Commercial	160,787	15	161,443	16	152,447	15	137,107	15	110,499	13
Real Estate - Construction	39,265	4	31,319	3	25,736	3	7,868	1	8,670	1
Real Estate - Residential	417,092	40	399,446	40	376,820	38	342,957	39	328,673	38
Indirect and Other Installment Loans to Individuals	342,572	33	337,210	33	361,625	36	311,000	36	324,528	38
Total Loans	1,038,844	100	1,008,999	100	996,545	100	875,311	100	855,178	100
Allowance for Loan Losses	(12,401)		(12,278)		(12,241)		(12,046)		(11,842)
Total Loans, Net	$1,026,443		$ 996,721		$984,304		$863,265		$843,336

No Subprime Mortgage Activities: During the second half of 2007, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a collapse of residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  Many lending institutions suffered sizable charge-offs and losses in the second half of 2007.  We did not.

We have never engaged in subprime mortgage lending as a business line and we have never acquired any subprime mortgage loans.  On occasion we may have made a loan to a borrower having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a period in the preceding years when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During 2007, the $53.6 million of new residential real estate loan originations more than offset normal principal amortization on the pre-existing loans in the segment.    We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans in our service area decreases, due to mortgage rate increases or a softening of the local real estate market or the economy generally, our portfolio also may decrease, which may negatively impact our financial performance, and if the economy or local real estate market suffers a major downturn, the quality of our residential loan portfolio and our financial condition itself may be damaged.

Indirect Loans: For several years prior to 2003, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  In the ensuing five years, this segment of the portfolio fluctuated in size, with periods of expansion followed by contraction.  Generally, over the period the segment experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This change in indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing late 2001 and recurring periodically in the years since then.  During the fourth quarter of 2002 and for the first two quarters of 2003, the indirect portfolio experienced a small amount of growth, but the level flattened in the third quarter of 2003 and declined during the fourth quarter of 2003 and the first half of 2004 before rising slightly during the second half of 2004.

At the end of the first quarter of 2005, we experienced an increase in indirect loans, which continued throughout the second and third quarters of 2005, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  In the fourth quarter of 2005, however, indirect loan balances declined by 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased.  In the fourth quarter of 2006 and the first three quarters of 2007, however, we saw our indirect loan balances increase.  Even though indirect balances fell during the fourth quarter of 2007, our indirect loan total at December 31, 2007 was $6.7 million above the prior year-end total.

At December 31, 2007, indirect loans continued to represent the second largest category of loans in our portfolio and a significant component of our business.  However, if auto manufacturers and their finance affiliates persist in marketing heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth as a percentage of the total portfolio.  Moreover, as noted above for residential real estate loans, if the national or regional economy weakens in upcoming periods, we may experience a weakened demand for indirect loans and possibly a weakened quality within the portfolio, which could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2007 as these loan balances grew $6.8 million, or 2.5%, from December 31, 2006.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Commercial and Commercial Real Estate	$ 273,068	$ 265,060	$ 265,076	$ 262,937	$260,416
Residential Real Estate	318,883	315,576	313,239	310,404	305,926
Home Equity	46,152	45,864	47,065	48,366	49,224
Indirect Consumer Loans	342,595	339,955	335,318	335,004	331,972
Other Consumer Loans[1]	55,963	54,944	53,789	53,874	52,138
Total Loans	$1,036,661	$1,021,399	$1,014,487	$1,010,585	$999,676

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Commercial and Commercial Real Estate	26.3%	25.9%	26.1%	26.0%	26.1%
Residential Real Estate	30.8	30.9	30.9	30.7	30.6
Home Equity	4.4	4.5	4.6	4.8	4.9
Indirect Consumer Loans	33.1	33.3	33.1	33.2	33.2
Other Consumer Loans[1]	5.4	5.4	5.3	5.3	5.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Commercial and Commercial Real Estate	7.15%	7.26%	7.31%	7.28%	7.24%
Residential Real Estate	6.01	6.03	6.02	6.08	5.93
Home Equity	7.33	7.82	7.77	7.70	7.53
Indirect Consumer Loans	6.20	6.05	6.00	5.80	5.61
Other Consumer Loans[1]	7.35	7.35	7.29	7.20	7.16
Total Loans	6.50	6.51	6.50	6.44	6.31

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on the previous page, captioned “Types of Loans.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed on in this Report on page 19 under the heading "Impact of Interest Rate Changes 2002 - 2007."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.

Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of the change on our deposit portfolio (which is felt relatively quickly) and the impact of the change on our loan portfolio (which occurs more slowly).  The consequence of this time lag is a positive impact on the net interest margin during the beginning of the rate decline period, and a negative impact on the margin at the beginning of a rate increase period.

As we discussed in the prior review of net interest income, during the period from mid-2004 to mid-2006, the Federal Reserve Bank increase the targeted federal funds rate from 1.00% to 5.25%, in an effort to dampen inflationary pressures and unrestrained borrowing.  During this period of rate increase, the time-lag between repricing of our deposits and the repricing of loan balances was especially lengthy; in some sectors of the portfolio, the repricing upward of loan rates was not completed before the Fed began decreasing rates in the last four months of 2007.  Thus, for our company as for any commercial banks, the return to a decreasing interest rate environment, while it may relieve some of the recent extreme pressures on our net interest margins, may not have quite the positive impact on margins and net interest income that would normally be experienced in periods where spreads are typically wider before the rate decline commences.

The following table indicates the respective maturities and interest rate structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2007.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the real estate - construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$29,860	$30,309	$18,959	$ 79,128
Real Estate - Construction	4,155	10,631	24,479	39,265
Total	$34,015	$40,940	$43,438	$118,393

Fixed Interest Rates	$ 5,660	$34,281	$14,113	$ 54,054
Variable Interest Rates	28,355	6,659	29,325	64,339
Total	$34,015	$40,940	$43,438	$118,393

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2007, our total contingent liability for standby letters of credit amounted to $3.2 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2007, we had outstanding unfunded loan commitments in the aggregate amount of approximately $175.7 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 22 under the heading “Summary of the Allowance and Provision for Loan Losses.”

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2007.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

The balance of loans 30-89 days past due totaled $8.5 million at December 31, 2007 and represented 0.82% of loans outstanding at that date, as compared to approximately $6.0 million, or 0.60% of loans at December 31, 2006.  These non-current loans at December 31, 2007 were composed of approximately $5.2 million of consumer loans, principally indirect motor vehicle loans, $1.4 million of residential real estate loans and $1.9 million of commercial loans.

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

During 2007, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $733 thousand.  At year-end 2007, the balance of impaired loans consisted of that one loan with a balance of $759 thousand which had no related reserve.

At December 31, 2007, nonperforming loans amounted to $2.2 million, a decrease of $593 thousand, or 21.4%, from the balance at year-end 2006.  Total nonperforming loans at year-end 2007 represented .21% of period-end loans, a decrease from .28% at year-end 2006.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2007 was 1.05%, up from .56% at December 31, 2006.

During 2007, income recognized on year-end balances of nonaccrual loans was $70 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $162 thousand.

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

During 2005, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $512 thousand.  At year-end 2005, the balance of the loan was $512 thousand and it had a related reserve of $96 thousand.

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

Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2007 we identified 35 commercial relationships totaling $25.3 million as potential problem loans.  At December 31, 2006 we identified 23 commercial relationships totaling $13.6 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

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

5. Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) consists of real property acquired in foreclosure.  OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost.  We establish allowances for OREO losses, which are established and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost).  For all periods, all OREO was held for sale.  Repossessed assets for each of the five years in the table below consist almost entirely of motor vehicles.

Distribution of OREO and Repossessed Assets

(Net of Allowance) (In Thousands)

	December 31,
	2007	2006	2005	2004	2003
Single Family 1 - 4 Units	$ 89	$ 48	$ ---	$ ---	$ ---
Commercial Real Estate	---	200	---	---	---
Construction	---	---	---	---	---
Other Real Estate Owned, Net	89	248	---	---	---
Repossessed Assets	63	144	124	136	180
Total OREO and Repossessed Assets	$152	$392	$124	$136	$180

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO

(Net of Allowance) (In Thousands)

	2007	2006	2005	2004	2003
Balance at Beginning of Year	$248	$ ---	$ ---	$ ---	$ 51
Properties Acquired Through Foreclosure	115	248	295	---	10
Writedown of Properties Previously Foreclosed	---	---	---	---	---
Sales	(274)	---	(295)	---	(61)
Balance at End of Year	$ 89	$248	$ ---	$ ---	$ ---

There was no allowance for OREO losses at year-end 2007, 2006 or 2005.  We started 2007 with two properties in OREO.  During the year we acquired two more and sold three, ending the year with just one property.  We started 2006 with no properties in OREO.  During the year we acquired one commercial and one residential property, which remained unsold at year-end.  We started 2005 with no properties in OREO.  During the year we acquired and sold four properties, ending the year with no properties in OREO.

We started 2004 with no properties in OREO.  During 2004, we did not acquire or sell any real estate acquired through foreclosure.  We started 2003 with $51 thousand in OREO.  During 2003, we acquired one property for $10 thousand through foreclosure.  Also during the year, we sold two properties with a carrying amount of $61 thousand for a net gain of $12 thousand.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the “Provision for Loan Losses and Allowance for Loan Losses” in Part II Item 7.B.II. beginning on page 20 of this Report, including:

•

Charge-offs and Recoveries by loan type

•

Factors that led to the amount of the Provision for Loan Losses

•

Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 28 of this report.

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2007		2006		2005
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 186,474	--%	$ 182,706	--%	$ 174,762	--%
Interest-Bearing Demand Deposits	315,614	2.18	290,860	1.75	314,836	1.18
Regular and Money Market Savings	266,007	1.49	283,253	1.27	296,159	0.86
Time Deposits of $100,000 or More	180,606	4.78	161,729	4.43	126,919	3.10
Other Time Deposits	258,042	4.42	248,706	3.85	198,130	2.89
Total Deposits	$1,206,743	2.56	$1,167,254	2.18	$1,110,806	1.43

During 2007, average deposit balances increased by $39.5 million, or 3.4%, over the average for 2006.  The increase was primarily generated from our pre-existing branch network, although we did open two new branches in 2007; a new branch in Plattsburgh in the beginning of 2007 and another in the Saratoga Springs area in April of 2007.

During 2006, average deposit balances increased by $56.4 million, or 5.1%, over the average for 2005.  Early in April 2005 we acquired approximately $62 million of deposit balances in our acquisition of three branches from HSBC.  The inclusion of these acquired deposits in our average deposit balances for only part of the 2005 year, versus the entire 2006 year, accounted for approximately $16 million of the increase in average balances.  The remaining increase was generated from our pre-existing branch network, and we opened a new branch in the Saratoga Springs area in January of 2006.

During 2005, average deposit balances increased by $63.1 million, or 6.0%, over the average for 2004.  The acquisition of balances in the HSBC branch purchase transaction accounted for approximately $45 million of the increase in average balances between the years.  The remaining increase was generated from our pre-existing branch network.

We did not sell or close any branches during the covered period, 2005-2007.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Demand Deposits	$ 190,002	$ 194,628	$ 181,282	$ 179,781	$ 184,267
Interest-Bearing Demand Deposits	353,655	310,219	305,409	292,559	301,519
Regular and Money Market Savings	263,784	263,620	268,823	267,877	269,186
Time Deposits of $100,000 or More	174,915	189,685	175,550	182,254	170,388
Other Time Deposits	250,260	257,056	265,056	259,913	259,346
Total Deposits	$1,232,616	$1,215,208	$1,196,120	$1,182,384	$1,184,706

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

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state funds.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

Overall our deposit balances generally followed a pattern of flat to slightly decreased levels in the first calendar quarter, increasing totals in the second and third quarters, and continued increases in the fourth quarter, but moderating slightly at year-end.  Our deposit experience in 2007 followed this pattern.  In the first quarter, the average balance decreased $2.3 million, or 0.2%, from the fourth quarter of 2006, but rebounded in the second quarter with a $13.7 million, or 1.2%, increase in average balances over the first quarter of 2007.  Average deposit balances for the third quarter of 2007 increased by $19.1 million, or 1.6%, over the second quarter of 2007.  The increase was primarily attributable to an increase in municipal balances, but non-municipal balances also increased during the quarter.

During the fourth quarter of 2007, the average balance increased as expected, by $17.4 million, reflecting the significant increase in interest-bearing demand deposits attributable to the seasonal increase in municipal deposits.  However, by the fourth quarter period-end, municipal deposit balances were only $3.83 million higher than the balance at September 30, 2007.

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

As a result of this rising short-term rate environment commencing in mid-2004, we began to experience a reversal of the prior trend in deposit account migration as our customers, including municipal accounts, started to transfer some of their non-maturity balances back into time deposits.  At December 31, 2007 time deposits represented 35.7% of total deposits, up from 22.5% at June 30, 2004.  This ratio did not reach the high-water mark for recent years of 40.8% at June 30, 2000.  As prevailing market rates began decreasing in the last four months of 2007, we saw the beginnings of a migration out of time deposits and back to non-maturity accounts.   The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Demand Deposits	15.4%	16.0%	15.2%	15.2%	15.6%
Interest-Bearing Demand Deposits	28.7	25.5	25.5	24.7	25.5
Regular and Money Market Savings	21.4	21.7	22.5	22.7	22.7
Time Deposits of $100,000 or More	14.2	15.6	14.7	15.4	14.4
Other Time Deposits	20.3	21.2	22.1	22.0	21.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits	Quarter Ending
	Dec 2007	Sep 2007	Jun 2007	Mar 2007	Dec 2006
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	2.34	2.16	2.18	1.98	2.04
Regular and Money Market Savings	1.52	1.51	1.48	1.45	1.36
Time Deposits of $100,000 or More	4.60	4.88	4.81	4.81	4.69
Other Time Deposits	4.42	4.41	4.42	4.41	4.23
Total Deposits (Including Non-Interest-Bearing)	2.55	2.57	2.58	2.53	2.43

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Bank.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of our deposit liabilities, although this lag is normally shorter than the lag between Federal Reserve actions and the repricing of our loans and other earning assets.

As a result of the Federal Reserve rate decreases in the 2001 through mid-2004 period, we experienced a decrease in the cost of deposits throughout the period.  The cost of deposits during the second quarter of 2005 was at its lowest point in many years.  After the Federal Reserve Bank began a protracted series of rate increases in June 2004, our cost of deposits continued to fall in the third quarter of 2004 as maturing time deposits were still repricing at lower rates.  From the fourth quarter of 2004 through the second quarter of 2007, however, our average cost of deposits increased each quarter.  This trend began to reverse itself in the past two quarters and we expect that our cost of deposits will continue to fall as long as the Federal Reserve Bank continues a policy of further rate decreases to stimulate the economy in 2008.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2007 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$107,297
Three to Six Months	43,155
Six to Twelve Months	18,867
2009	7,260
2010	2,557
2011	---
2012	1,198
Total	$180,334

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

Securities available-for-sale represent a primary source of our balance sheet cash flow.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $338.1 million at year-end 2007.  Maturing loans in our portfolio also represent a steady source of balance sheet cash flow.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank (“FHLB”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million.  The average balance throughout 2007 was only $18 thousand and there was no period-end balance.  We have established overnight and 30 day term lines of credit with the FHLB; each of these lines provided for a maximum borrowing line of $122.1 million at December 31, 2007.  We borrowed only occasionally from the overnight line of credit with the FHLB during 2007.  The average balance throughout 2007 was $285 thousand and there was no period-end balance.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLB stock.   The balance in other short-term borrowings at December 31, 2007 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified wholesale and retail repurchase agreements and brokered certificates of deposit as appropriate off-balance sheet sources of funding accessible in relatively short time periods.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2007, the amount available under this facility was $148.6 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of cash flows from our investment securities portfolio, particularly mortgage-backed securities, and from maturing loans in our portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $122.3 million at December 31, 2007, an increase of $4.1 million, or 3.5%, from the prior year-end.  The most significant changes to shareholders’ equity include, net income of $17.3 million and net unrealized gains in the valuation allowance for available-for-sale securities ($3.7 million, net of tax) which were only partially offset by: i) cash dividends ($10.0 million), ii) repurchases of our own common stock ($7.3 million) and, iii) our guarantee of a $1.5 million loan to our Employee Stock Ownership Plan (ESOP) which requires a reduction in shareholders’ equity for the shares acquired with loan proceeds that have not yet been allocated to employees.

In each of 2004 and 2003, we enhanced our regulatory capital by issuing $10 million of capital securities in private placements with institutional investors, utilizing a subsidiary Delaware business trust for that purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheets as of December 31, 2007 and 2006.  These securities have certain features that make them an attractive funding vehicle.  Under the Federal Reserve’s regulatory capital guidelines discussed below, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues or trust preferred securities qualify as Tier 1 regulatory capital.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

One set of regulatory capital guidelines applicable to our holding company and subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For Arrow, Tier 1 capital is comprised of common shareholders' equity and the trust preferred securities issued by our two unconsolidated subsidiaries (see the second previous paragraph), less intangible assets.  Total capital for the risk-based capital guidelines, includes Tier 1 capital plus other qualifying regulatory capital, including a portion of our allowance for loan losses.

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2007:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	12.9%	13.3%	11.5%
Total Risk-Based Capital Ratio	14.1	14.5	12.7
Tier 1 Leverage Ratio	8.4	8.4	8.6

At December 31, 2007 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

The source of funds for the payment of shareholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to regulatory constrictions on payments of dividends, there are statutory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2007, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $19.0 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

F. OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we may engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions may be used by us for general corporate purposes or for customer needs.  Corporate purpose transactions may be used to help manage credit, interest rate, and liquidity risk or to optimize capital.  Customer transactions may be used to manage customers' requests for funding.

We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$160,000	$ ---	$40,000	$110,000	$10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Operating Lease Obligations[3]	2,728	318	579	519	1,312
Obligations under Retirement Plans[4]	2,583	5,285	6,103	21,578	35,549
Total	$185,311	$5,603	$46,682	$132,097	$66,861

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

3 See Note 22 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

4 See Note 16 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Plans.

H. FOURTH QUARTER RESULTS

We reported net income of $4.5 million for the fourth quarter of 2007, an increase of $186 thousand, or 4.3%, from the fourth quarter of 2006.  Diluted earnings per common share for the fourth quarter of 2007 was $.42, an increase of $.03, or 7.7%, from the $.39 amount for the fourth quarter of 2006.  The net increase in earnings was primarily attributable to the following: (i) an $858 thousand increase in tax-equivalent net interest income, (ii) a $75 thousand decrease in the provision for loan losses, (iii) a $43 thousand increase in noninterest income, (iv) a $653 thousand increase in noninterest expense, including a $600 thousand expense incurred by our banks, as Visa member banks, relating to members’ obligation to indemnify Visa USA, Inc. for losses recognized by it in the fourth quarter of 2007 in connection with antitrust litigation against Visa, and (v) a $46 thousand decrease in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2007	2006
Interest and Dividend Income	$22,431	$20,831
Interest Expense	10,413	9,488
Net Interest Income	12,018	11,343
Provision for Loan Losses	191	266
Net Interest Income after Provision for Loan Losses	11,827	11,077
Noninterest Income	4,016	3,973
Noninterest Expense	9,773	9,120
Income Before Provision for Income Taxes	6,070	5,930
Provision for Income Taxes	1,589	1,635
Net Income	$ 4,481	$ 4,295

SHARE AND PER SHARE DATA: [1]
Weighted Average Number of Shares Outstanding:
Basic	10,619	10,895
Diluted	10,682	11,021
Basic Earnings Per Common Share	$.42	$.39
Diluted Earnings Per Common Share	.42	.39
Cash Dividends Per Common Share	.24	.23

AVERAGE BALANCES:
Assets	$1,601,053	$1,530,566
Earning Assets	1,526,148	1,458,211
Loans	1,036,661	999,676
Deposits	1,232,616	1,184,706
Shareholders’ Equity	120,433	120,097

SELECTED RATIOS (Annualized):
Return on Average Assets	1.11%	1.11%
Return on Average Equity	14.76%	14.19%
Net Interest Margin [2]	3.32%	3.24%

Net Charge-offs to Average Loans	.05%	.10%
Provision for Loan Losses to Average Loans	.07%	.11%

1 Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

2 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial

   Measures” on page 3).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable.  The ongoing monitoring and management of risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing dates.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of December 31, 2007, a 200 basis point increase in interest rates demonstrated a 3.3% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 0.5% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from September 2007 through January 2008 that resulted in a 225 basis point decrease in prevailing rates.  We believe that decreases in prevailing interest rates will generally have a short-term positive impact on our net interest margin and net interest income, which would be mitigated or perhaps reversed over the mid- to longer-term.  We believe that increases in prevailing rates will generally have a negative impact on our margin and net interest income in the short-term, which would be mitigaged or perhaps reversed over the long-term.  In each case, that is, in the case of increasing or decreasing rates, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  We are not able to predict with certainty what the magnitude of these effects would be.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2007 and 2006

Consolidated Statements of Income

for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 6, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited Arrow Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arrow Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 6, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 6, 2008

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2007	2006
ASSETS
Cash and Due from Banks	$ 35,289	$ 34,995
Federal Funds Sold	16,000	9,000
Cash and Cash Equivalents	51,289	43,995

Securities Available-for-Sale	338,070	315,886
Securities Held-to-Maturity (Approximate Fair
Value of $114,977 in 2007 and $108,270 in 2006)	114,611	108,498

Loans	1,038,844	1,008,999
Allowance for Loan Losses	(12,401)	(12,278)
Net Loans	1,026,443	996,721
Premises and Equipment, Net	16,728	15,608
Other Real Estate and Repossessed Assets, Net	152	392
Goodwill	14,614	14,503
Other Intangible Assets, Net	1,976	2,422
Other Assets	20,963	22,192
Total Assets	$1,584,846	$1,520,217

LIABILITIES
Deposits:
Demand	$ 184,273	$ 183,492
Regular Savings, N.O.W. & Money Market Deposit Accounts	590,383	559,132
Time Deposits of $100,000 or More	180,334	187,777
Other Time Deposits	249,210	255,996
Total Deposits	1,204,200	1,186,397
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	52,630	47,566
Other Short-Term Borrowings	1,089	758
Federal Home Loan Bank Advances	160,000	125,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	20,000
Other Liabilities	24,671	22,366
Total Liabilities	1,462,590	1,402,087

Commitments and Contingent Liabilities (Notes 22 and 23)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at December 31, 2007 and 14,299,556 Shares Issued at December 31, 2006)	14,729	14,300
Surplus	161,476	150,919
Retained Earnings	15,347	17,619
Unallocated ESOP Shares (109,885 Shares in 2007
and 62,811 Shares in 2006)	(2,042)	(862)
Accumulated Other Comprehensive Loss	(4,890)	(7,965)
Treasury Stock, at Cost (3,991,399 Shares at December 31,
2007 and 3,649,803 Shares at December 31, 2006)	(62,364)	(55,881)
Total Shareholders’ Equity	122,256	118,130
Total Liabilities and Shareholders’ Equity	$1,584,846	$1,520,217

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2007	2006	2005
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$65,904	$61,244	$54,361
Interest on Federal Funds Sold	1,098	454	96
Interest and Dividends on Securities Available-for-Sale	15,317	14,917	13,579
Interest on Securities Held-to-Maturity	4,258	3,996	4,091
Total Interest and Dividend Income	86,577	80,611	72,127
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	8,628	7,158	3,937
Other Deposits	22,234	18,264	11,989
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	1,367	1,119	725
Other Short-Term Borrowings	22	31	21
Federal Home Loan Bank Advances	6,627	6,789	6,243
Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures	1,405	1,382	1,199
Total Interest Expense	40,283	34,743	24,114
NET INTEREST INCOME	46,294	45,868	48,013
Provision for Loan Losses	513	826	1,030
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	45,781	45,042	46,983
NONINTEREST INCOME
Income from Fiduciary Activities	5,572	5,082	4,676
Fees for Other Services to Customers	8,130	7,954	7,372
Net (Losses) Gains on Securities Transactions	---	(102)	364
Insurance Commissions	1,869	1,768	1,682
Other Operating Income	717	1,079	854
Total Noninterest Income	16,288	15,781	14,948
NONINTEREST EXPENSE
Salaries and Employee Benefits	21,424	22,096	20,693
Occupancy Expense of Premises, Net	3,198	3,058	2,914
Furniture and Equipment Expense	3,015	2,971	2,875
Other Operating Expense	10,293	8,682	8,707
Total Noninterest Expense	37,930	36,807	35,189

INCOME BEFORE PROVISION FOR INCOME TAXES	24,139	24,016	26,742
Provision for Income Taxes	6,807	7,124	8,103
NET INCOME	$17,332	$16,892	$18,639
Average Shares Outstanding:
Basic	10,714	10,922	11,054
Diluted	10,786	11,067	11,242
Earnings Per Common Share:
Basic	$ 1.62	$ 1.55	$ 1.69
Diluted	1.61	1.53	1.66

All share and per share amounts have been adjusted for the 2007 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2004	13,478,703	$13,479	$127,312	$23,356	$(1,358)	$ 429	$(45,184)	$118,034
Comprehensive Income, Net of Tax:
Net Income	---	---	---	18,639	---	---	---	18,639
Increase in Additional Pension Liability Over Unrecognized Prior Service Cost (Pre-tax $742)	---	---	---	---	---	(446)	---	(446)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $7,197)	---	---	---	---	---	(4,327)	---	(4,327)
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $364)	---	---	---	---	---	(219)	---	(219)
Other Comprehensive Loss								(4,992)
Comprehensive Income								13,647

3% Stock Dividend	404,361	404	10,631	(11,035)	---	---	---	---
Cash Dividends Paid, $.87 per Share	---	---	---	(9,558)	---	---	---	(9,558)
Stock Options Exercised (101,686 Shares)	---	---	117	---	---	---	864	981
Shares Issued Under the Directors’ Stock Plan (4,647 Shares)	---	---	81	---	---	---	39	120
Shares Issued Under the Employee Stock Purchase Plan (23,597 Shares)	---	---	377	---	---	---	200	577
Tax Benefit for Disposition of Stock Options	---	---	684	---	---	---	---	684
Purchase of Treasury Stock (287,142 Shares)	---	---	---	---	---	---	(7,528)	(7,528)
Acquisition of Subsidiary (3,424 Shares)	---	---	62	---	---	---	29	91
Allocation of ESOP Stock (14,213 Shares)	---	---	178	---	195	---	---	373
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2005	13,883,064	$13,883	$139,442	$21,402	$(1,163)	$ (4,563)	$(51,580)	$117,421
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,892	---	---	---	16,892
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $36)	---	---	---	---	---	(21)	---	(21)
Reclassification Adjustment for Net Securities Losses Included in Net Income, Net of Tax (Pre-tax $102)	---	---	---	---	---	61	---	61
Other Comprehensive Income								40
Comprehensive Income								16,932

Adjustment to Initially Apply FASB Statement No. 158, Net of Tax (Pre-tax $5,725)	---	---	---	---	---	(3,442)	---	(3,442)
3% Stock Dividend	416,492	417	10,329	(10,746)	---	---	---	---
Cash Dividends Paid, $.91 per Share	---	---	---	(9,929)	---	---	---	(9,929)
Stock Options Exercised (63,415 Shares)	---	---	144	---	---	---	580	724
Shares Issued Under the Directors’ Stock Plan (5,370 Shares)	---	---	82	---	---	---	48	130
Shares Issued Under the Employee Stock Purchase Plan (20,642 Shares)	---	---	315	---	---	---	185	500
Stock-Based Compensation Expense	---	---	5	---	---	---	---	5
Tax Benefit for Disposition of Stock Options	---	---	315	---	---	---	---	315
Purchase of Treasury Stock (202,335 Shares)	---	---	---	---	---	---	(5,127)	(5,127)
Acquisition of Subsidiary (1,466 Shares)	---	---	28	---	---	---	13	41
Allocation of ESOP Stock (21,969 Shares)	---	---	259	---	301	---	---	560
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	17,332	---	---	---	17,332
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,137)	---	---	---	---	---	3,691	---	3,691
Net Retirement Plan Loss (Pre-tax $1,524)	---	---	---	---	---	(939)	---	(939)
Net Retirement Plan Prior Service Credit (Pre-tax $329)	---	---	---	---	---	199	---	199
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $444)	---	---	---	---	---	268	---	268
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $239)	---	---	---	---	---	(144)	---	(144)
Other Comprehensive Income								3,075
Comprehensive Income								20,407

3% Stock Dividend	428,987	429	9,148	(9,577)	---	---	---	---
Cash Dividends Paid, $.94 per Share	---	---	---	(10,027)	---	---	---	(10,027)
Stock Options Exercised (69,236 Shares)	---	---	498	---	---	---	557	1,055
Shares Issued Under the Directors’ Stock Plan (6,354 Shares)	---	---	90	---	---	---	50	140
Shares Issued Under the Employee Stock Purchase Plan (22,749 Shares)	---	---	308	---	---	---	181	489
Stock-Based Compensation Expense	---	---	70	---	---	---	---	70
Tax Benefit for Disposition of Stock Options	---	---	164	---	---	---	---	164
Purchase of Treasury Stock (327,562 Shares)	---	---	---	---	---	---	(7,303)	(7,303)
Acquisition of Subsidiary (4,317 Shares)	---	---	79	---	---	---	32	111
Acquisition of Shares by ESOP (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	200	---	320	---	---	520
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256

  Per share amounts and share data have been adjusted for subsequent stock splits and dividends, including the most recent 2007 3% stock dividend.

  Included in the shares issued for the stock dividend in 2007 were treasury shares of 116,690 and unallocated ESOP shares of 3,201.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2007	2006	2005
Net Income	$17,332	$16,892	$18,639
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	513	826	1,030
Depreciation and Amortization	2,868	3,025	2,807
Compensation Expense for Allocated ESOP Shares	200	259	195
Gains on the Sale of Securities Available-for-Sale	---	(94)	(372)
Losses on the Sale of Securities Available-for-Sale	---	196	8
Loans Originated and Held-for-Sale	(4,627)	(5,077)	(8,581)
Proceeds from the Sale of Loans Held-for-Sale	4,680	5,436	8,632
Net Gains on the Sale of Loans	(42)	(74)	(122)
Net (Gains) Losses on the Sale of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	19	(234)	(32)
Contributions to Pension Plans	(2,288)	(2,386)	(1,074)
Deferred Income Tax Expense	1,021	344	190
Shares Issued Under the Directors’ Stock Plan	140	130	120
Stock-Based Compensation Expense	70	5	---
Net Decrease (Increase) in Other Assets	(653)	1,118	(606)
Net Increase in Other Liabilities	1,977	2,812	2,938
Net Cash Provided By Operating Activities	21,210	23,178	23,772

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	2,228	43,988	50,289
Proceeds from the Maturities and Calls of Securities Available-for-Sale	63,189	33,061	31,840
Purchases of Securities Available-for-Sale	(81,970)	(67,336)	(91,534)
Proceeds from the Maturities of Securities Held-to-Maturity	10,085	30,234	8,481
Purchases of Securities Held-to-Maturity	(16,419)	(20,832)	(18,688)
Net Increase in Loans	(30,975)	(14,527)	(114,525)
Proceeds from the Sales of Premises and Equipment and Other Real Estate Owned and Repossessed Assets	953	1,331	939
Purchase of Premises and Equipment	(2,403)	(1,348)	(1,587)
Net Increase from Branch Acquisitions	---	---	47,083
Net Cash (Used In) Provided By Investing Activities	(55,312)	4,571	(87,702)

Financing Activities:
Net Increase in Deposits	17,803	20,634	71,271
Net Increase (Decrease) in Short-Term Borrowings	5,395	5,270	(922)
Proceeds from Federal Home Loan Bank Advances	40,000	60,000	162,000
Repayments of Federal Home Loan Bank Advances	(5,000)	(92,000)	(155,000)
Purchase of Treasury Stock	(7,303)	(5,127)	(7,528)
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	1,544	1,224	1,558
Tax Benefit for Disposition of Stock Options	164	315	684
Acquisition of Unallocated Common Stock by the ESOP	(1,500)	---	---
Allocation of Common Stock Purchased by the ESOP	320	301	178
Cash Dividends Paid	(10,027)	(9,929)	(9,558)
Net Cash Provided By (Used In) Financing Activities	41,396	(19,312)	62,683
Net Increase (Decrease) in Cash and Cash Equivalents	7,294	8,437	(1,247)
Cash and Cash Equivalents at Beginning of Year	43,995	35,558	36,805
Cash and Cash Equivalents at End of Year	$51,289	$43,995	$35,558
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$38,892	$33,656	$22,933
Income Taxes	5,902	3,296	6,447
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	729	1,000	893
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	3,691	40	(4,546)
Shares Issued for CFG Acquisition	111	41	91
Change in the Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	(616)	---	---
Adjustment to Initially Apply SFAS No. 158, Net of Tax	---	(3,442)	---
Change in the Minimum Pension Liability, Net of Tax	---	---	(446)

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

From time to time, Arrow has sold (some with servicing retained) residential real estate loans at or shortly after origination.  At any point, the amount of loans pending settlement are not material, as well as any loan commitments on loans intended for sale (which under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are considered derivatives).  All student loans are sold to Sallie Mae (along with servicing) at origination.  Any gain or loss on the sale of loans, along with the value of the servicing right, is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.  The balance of loans serviced for others was $49,404 at December 31, 2007.

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

On January 1, 2007 Arrow adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), in 2007.  FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  The adoption of this interpretation did not have a material effect on Arrow’s results of operations or financial position for the fiscal year ending December 31, 2007.

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

In November 2004, Arrow acquired all of the outstanding shares of common stock of CFG in a tax-free exchange for Arrow’s common stock (66,630 shares, as restated for stock dividends).  As adjusted for subsequent contingency payments, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,623), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The amount of additional goodwill recorded in 2007 and 2006 was $111 (4,317 shares) and $41 (1,466 shares), respectively.

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

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  Arrow accounts for mortgage servicing rights under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2007 or 2006.

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

Effective December 31, 2006, SFAS No. 158 required Arrow to recognize the overfunded or underfunded status of our single employer defined benefit postretirement plan as an asset or liability on its consolidated balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  [However, gains or losses, prior services costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 was initially applied, were recognized as components of the ending balance of accumulated other comprehensive income (loss), net of tax.]

Stock-Based Compensation Plans – Arrow adopted the provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” on January 1, 2006.

Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  Prior to 2006, Arrow accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, therefore, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  However, options granted could impact diluted earnings per share by increasing the weighted average diluted shares outstanding and thereby decreasing diluted earnings per share as compared to basic earnings per share (see also Note 14).  Beginning in 2006, one of the provisions of SFAS No. 123(R) requires that the company expense, at grant date, the fair value of options granted.  The expense is recognized over the four year vesting period of the grant.  For grants issued in 2007 and 2006, the amount expensed was $70 and $5, respectively.

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

Year Ended December 31, 2005:
Net Income, as Reported	$18,639
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	944
Pro Forma Net Income	$17,695
Earnings per Share:
Basic - as Reported	$1.69
Basic - Pro Forma	1.60
Diluted - as Reported	1.66
Diluted - Pro Forma	1.57

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

No options were granted in 2005.  The weighted-average fair value of options granted during 2007 and 2006 was $4.37 and $5.68, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 and 2006, respectively: dividend yields of 4.34% and 3.86%; expected volatility of 27.3% and 27.2%; risk free interest rates of 3.77% and 4.81%; and expected lives of 8.09 and 7.42 years.

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 24.  As of December 31, 2007 and 2006, and during 2007, 2006 and 2005, Arrow had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

FASB Statement No. 157, “Fair Value Measurements” (FAS No. 157) issued in September 2006, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on Arrow’s results of operations or financial position.  For Arrow, FAS No. 157 will only apply to fair value disclosures of our Available-for-Sale securities.  Fair value measurements for most of the portfolio are from “quoted prices in active markets for identical assets” (i.e. Level 1) and a portion are valued from “significant other observable inputs” (i.e. Level 2).

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

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserves at December 31, 2007 and 2006 was approximately $14,687 and $13,869, respectively.

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

Included in mutual funds and equity securities are Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock.  FHLB and FRB stock are restricted investment securities and amounted to $8,765 and $809 at December 31, 2007, respectively and $7,182 and $802 at December 31, 2006, respectively.  The required level of FHLB stock is based on the amount of FHLB borrowings (see Note 11) and is pledged to secure those borrowings.

A summary of the amortized costs and the approximate fair values of securities at December 31, 2007 and 2006 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007:
U.S. Treasury and Agency Obligations	$ 39,486	$ 39,497	$ 84	$ 73
State and Municipal Obligations	24,216	24,206	---	10
Collateralized Mortgage Obligations	138,909	138,971	386	324
Other Mortgage-Backed Securities	112,456	112,458	803	801
Corporate and Other Debt Securities	11,566	11,574	115	107
Mutual Funds and Equity Securities	11,498	11,364	1	135
Total Securities Available-for-Sale	$338,131	$338,070	$1,389	$1,450

December 31, 2006:
U.S. Treasury and Agency Obligations	$ 55,938	$ 55,077	$ 37	$ 898
State and Municipal Obligations	23,246	23,189	24	81
Collateralized Mortgage Obligations	128,758	126,315	24	2,467
Other Mortgage-Backed Securities	92,745	90,051	128	2,822
Corporate and Other Debt Securities	11,681	11,613	53	121
Mutual Funds and Equity Securities	9,716	9,641	9	84
Total Securities Available-for-Sale	$322,084	$315,886	$ 275	$6,473

NOTE  3:

SECURITIES (Continued)

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007:
State and Municipal Obligations	$114,611	$114,977	$ 991	$ 625

December 31, 2006:
State and Municipal Obligations	$108,498	$108,270	$ 794	$ 1,022

A summary of the maturities of securities as of December 31, 2007 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 38,487	$ 38,484	$ ---	$ ---
State and Municipal Obligations	7,472	7,472	24,488	24,595
Collateralized Mortgage Obligations	12,184	12,176	---	---
Other Mortgage-Backed Securities	710	716	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	58,853	58,848	24,488	24,595

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	999	1,013	---	---
State and Municipal Obligations	12,649	12,639	47,676	47,815
Collateralized Mortgage Obligations	109,993	110,077	---	---
Other Mortgage-Backed Securities	76,930	76,905	---	---
Corporate and Other Debt Securities	11,136	11,144	---	---
Total	211,707	211,778	47,676	47,815

From 5 - 10 Years:
State and Municipal Obligations	1,511	1,511	27,987	28,144
Collateralized Mortgage Obligations	15,726	15,716
Other Mortgage-Backed Securities	14,782	14,641	---	---
Total	32,019	31,868	27,987	28,144

Over 10 Years:
State and Municipal Obligations	2,584	2,584	14,460	14,423
Collateralized Mortgage Obligations	1,006	1,002
Other Mortgage-Backed Securities	20,034	20,196	---	---
Corporate and Other Debt Securities	430	430	---	---
Mutual Funds and Equity Securities	11,498	11,364	---	---
Total	35,552	35,576	14,460	14,423
Total Securities	$338,131	$338,070	$114,611	$114,977

The following table sets forth the components of interest and dividend income on securities available-for-sale and securities held-to-maturity for the year ending December 31:

Components of Investment Securities Interest and Dividend Income	2007	2006	2005
Securities Available-for-Sale:
Taxable Interest Income	$13,589	$13,612	$12,840
Nontaxable Interest Income	982	765	310
Dividend Income	746	540	429
Total Interest and Dividend Income, on Securities Available-for-Sale	$15,317	$14,917	$13,579
Securities Held-to-Maturity
Taxable Interest Income	$ 16	$ 17	$ 19
Nontaxable Interest Income	4,242	3,979	4,072
Total Interest Income, on Securities Held-to-Maturity	$4,258	$3,996	$4,091

NOTE  3:

SECURITIES (Continued)

The fair value of securities pledged to secure repurchase agreements amounted to $52,630 and $47,566 at December 31, 2007 and 2006, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $253,417 and $374,675 at December 31, 2007 and 2006, respectively.  Other mortgage-backed securities at December 31, 2007 and 2006 included $3,484 and $4,349, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at December 31, 2007 and 2006, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2007	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$ ---	$---	$ 27,414	$ 73	$ 27,414	$ 73
State & Municipal Obligations	---	---	3,822	10	3,822	10
Collateralized Mortgage Obligations	6,014	17	77,807	307	83,821	324
Other Mortgage-Backed Securities	195	1	47,722	800	47,917	801
Corporate & Other Debt Securities	---	---	3,963	107	3,963	107
Mutual Funds and Equity Securities	59	4	1,043	131	1,102	135
Total Securities Available-for-Sale	$6,268	$22	$161,771	$1,428	$168,039	$1,450
Held-to-Maturity Portfolio
State & Municipal Obligations	$10,858	$121	$35,362	$504	$46,220	$625

The table above for December 31, 2007 consists of 253 securities where the current fair value is less than the related amortized cost.  With the exception of one holding, these unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The U.S. government agency securities are all rated AAA, as are the agency-backed CMOs and the mortgage-backed securities.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  One corporate holding, General Motors Acceptance Corp. (“GMAC”), had experienced deterioration in credit worthiness.  As of December 31, 2007, the bond had a fair value of $1,902 and an amortized cost of $2,007, resulting in an unrealized loss of $105.  Because the declines in market value of investments with unrealized losses are attributable to changes in interest rates and not credit quality and because we have the intent and ability to hold these investments until a recovery of fair value, which may be until maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

December 31, 2006	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Obligations	$ 1,000	$ 1	$ 49,040	$ 897	$ 50,040	$ 898
State & Municipal Obligations	321	8	4,101	73	4,422	81
Collateralized Mortgage Obligations	4,947	17	116,282	2,450	121,229	2,467
Other Mortgage-Backed Securities	2,741	15	75,689	2,807	78,430	2,822
Corporate & Other Debt Securities	1,000	1	9,025	120	10,025	121
Mutual Funds and Equity Securities	951	79	20	5	971	84
Total Securities Available-for-Sale	$10,960	$121	$254,157	$6,352	$265,117	$6,473
Held-to-Maturity Portfolio
State & Municipal Obligations	$13,116	$ 97	$33,078	$ 925	$46,194	$1,022

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

NOTE  3:

SECURITIES (Continued)

The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  One corporate holding, General Motors Acceptance Corp. (“GMAC”), had experienced deterioration in credit worthiness, but as of December 31, 2006 the GMAC note bond had improved due to the sale of a majority of its interest in GMAC during 2006.  As of December 31, 2006, the bond had a fair value of $1,995 and an amortized cost of $2,012, resulting in an unrealized loss of $17.  Because the declines in market value of investments with unrealized losses are attributable to changes in interest rates and not credit quality and because we have the intent and ability to hold these investments until a recovery of fair value, which may be until maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Commercial, Financial and Agricultural	$ 79,128	$ 79,581
Real Estate - Commercial	160,787	161,443
Real Estate - Residential	417,092	399,446
Real Estate - Construction	39,265	31,319
Indirect and Other Consumer Loans	342,572	337,210
Total Loans	$1,038,844	$1,008,999

The carrying amount of net loans at December 31, 2007 and 2006 was $1,026,443 and $996,721, respectively.  The estimated fair value of net loans at December 31, 2007 and 2006 was $1,024,783 and $983,321, respectively.  Included in the carrying amount of loans in the table above are unamortized deferred loan origination costs, net of deferred loan origination fees, of $1,429 and $1,331 at December 31, 2007 and 2006, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are entered into on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $13,605 at December 31, 2007 and $12,933 at December 31, 2006.  During 2007, the amount of new loans and renewals extended to such related parties was $6,919 and the total of loan repayments was $6,133.

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank (see Note 11).  As of December 31, 2007, the amount of such pledged loans amounted to $211,357.

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2007	2006	2005
Nonaccrual Loans	$1,939	$2,038	$1,875
Loans Past Due 90 or More Days and Still Accruing Interest	245	739	373
Total Nonperforming Loans	$2,184	$2,777	$2,248

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2007	2006	2005
Gross Interest That Would Have Been Earned Under Original Terms	$162	$160	$156
Interest Included in Income	70	126	81

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2007	2006	2005
Balance at Beginning of Year	$12,278	$12,241	$12,046
Provision for Loan Losses	513	826	1,030
Recoveries	440	348	293
Charge-Offs	(830)	(1,137)	(1,128)
Balance at End of Year	$12,401	$12,278	$12,241

The balance of impaired loans, within the scope of SFAS No. 114, was $759 and $708 at December 31, 2007 and 2006, respectively.  The allowance for loan losses included $0 and $0 allocated to impaired loans at the same respective dates.  The average recorded investment in impaired loans for 2007, 2006 and 2005 was $733, $341 and $512, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2007 and 2006 is presented below:

	2007	2006
Land and Bank Premises	$21,122	$20,282
Equipment, Furniture and Fixtures	15,252	13,961
Leasehold Improvements	864	638
Total Cost	37,238	34,881
Accumulated Depreciation and Amortization	(20,510)	(19,273)
Net Premises and Equipment	$16,728	$15,608

Amounts charged to expense for depreciation totaled $1,280, $1,260 and $1,230 in 2007, 2006 and 2005, respectively. Amounts charged to expense for leasing office space totaled $306, $271 and $204 in 2007, 2006 and 2005, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

The balance of other real estate owned was $89 at December 31, 2007 and was comprised of one residential real estate property.  The balance of other real estate owned was $248 at December 31, 2006 and was comprised of one commercial property of $200 and one residential real estate property of $48.  Repossessed assets totaled $63 and $144 at December 31, 2007 and 2006, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2007, 2006 and 2005:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2007	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(1,021)	(181)	(73)	(105)	(1,379)
Net Carrying Amount, December 31, 2007	$1,226	$125	$ 44	$581	$1,976

Gross Carrying Amount, December 31, 2006	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(684)	(130)	(49)	(71)	(934)
Net Carrying Amount, December 31, 2006	$1,563	$176	$ 68	$615	$2,422

Gross Carrying Amount, December 31, 2005	$2,247	$283	$117	$686	$3,333
Accumulated Amortization	(307)	(79)	(25)	(37)	(448)
Net Carrying Amount, December 31, 2005	$1,940	$204	$ 92	$649	$2,885

Amortization Expense:
2007	$337	$51	$24	$34	$445
2006	377	51	24	34	486
2005	329	41	23	35	428

NOTE 8:

OTHER INTANGIBLE ASSETS (Continued)

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Estimated Annual Amortization Expense:[1,2,3,4]
2008	$296	$51	$24	$ 35	$406
2009	255	40	20	35	350
2010	214	24		34	272
2011	175	9		34	218
2012	132	1		34	167
Later Years	154			409	563

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

During 2005, Arrow acquired three branches in one transaction and recorded a core deposit intangible asset of $2,247.  During 2007, no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2007:

	Time Deposits of $100,000 or More	Other Time Deposits
2008	$169,319	$201,047
2009	7,260	27,509
2010	2,557	9,135
2011	---	4,460
2012	1,198	6,909
2013 and Beyond	---	150
Total	$180,334	$249,210

The carrying value of time deposits at December 31, 2007 and 2006 was $429,544 and $443,773, respectively. The estimated fair value of time deposits at December 31, 2007 and 2006 was $429,889 and $441,496, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLB yield curve, which is considered representative of Arrow’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2007	2006	2005
Balance at December 31	$52,630	$47,566	$41,195
Maximum Month-End Balance	55,926	53,967	74,203
Average Balance During the Year	48,851	45,381	48,810
Average Rate During the Year	2.80%	2.47%	1.48%
Rate at December 31	2.53%	2.50%	1.90%
Other Short-Term Borrowings:
Balance at December 31	$ 1,089	$ 758	$1,859
Maximum Month-End Balance	2,377	2,013	1,859
Average Balance During the Year	504	663	684
Average Rate During the Year	4.37%	4.65%	3.06%
Rate at December 31	4.00%	5.01%	3.93%
Average Aggregate Short-Term Borrowing Rate During the Year	2.81%	2.50%	1.51%

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

NOTE 11:

FHLB ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the Federal Home Loan Bank (FHLB) each in the amount of $122,141.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLB stock.  Participation in the FHLB program requires an investment in FHLB stock.  The investment in FHLB stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $8,765 and $7,182 at December 31, 2007 and 2006, respectively.  Arrow also borrows longer-term funds from the FHLB.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLB at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLB at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLB stock held by Arrow.  The total amount of assets pledged to the FHLB for borrowing arrangements at December 31, 2007 and 2006 amounted to $211,357 and $236,599, respectively.

The table below presents information applicable to FHLB advances as of December 31, 2007 and 2006:

2007 Amount	2006 Amount	Effective Rate	Next Call Date	Call Frequency	Maturity Date
$ 10,000	$ 10,000	4.32%	10/06/2008	One-Time	10/09/2012
10,000	10,000	3.88%	01/06/2008	Quarterly	10/06/2015
10,000	---	4.70%	01/12/2008	Quarterly	01/12/2012
5,000	5,000	4.82%	01/28/2008	Quarterly	07/28/2011
5,000	5,000	4.91%	01/28/2008	Quarterly	07/28/2011
10,000	10,000	4.76%	02/27/2008	Quarterly	11/27/2009
10,000	10,000	4.53%	03/04/2008	Quarterly	12/04/2009
10,000	10,000	4.41%	03/19/2008	Quarterly	12/19/2010
10,000	10,000	5.03%	04/28/2008	One-Time	04/28/2011
10,000	10,000	5.07%	05/19/2008	One-Time	05/19/2011
10,000	10,000	4.24%	01/06/2008	Quarterly	10/06/2010
10,000	10,000	5.20%	05/19/2009	One-Time	05/19/2011
10,000	---	4.72%	07/27/2009	Quarterly	07/27/2012
10,000	---	4.46%	08/28/2009	Quarterly	08/28/2012
10,000	---	3.73%	12/20/2010	Quarterly	12/20/2012
10,000	10,000	5.12%		One-Time	02/14/2011
10,000	10,000	5.18%		One-Time	02/23/2011
---	5,000	5.43%		One-Time	03/11/2008
$160,000	$125,000

The estimated fair value of FHLB advances was $164,270 and $124,887 at December 31, 2007 and 2006, respectively.  The fair value of FHLB advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLB advances with similar maturities and call features.  The table below presents the amounts of FHLB advances maturing in the next five years and beyond:

Final Maturity	Amount
2008	$ ---
2009	20,000
2010	20,000
2011	60,000
2012	50,000
Beyond	10,000
Total FHLB Advances	$160,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2007, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and as “Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures” on the Consolidated Income Statements.

The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000.  The ACST II trust preferred securities bear a rate of 6.53% until September 30, 2008.  After that date, the rate will become a variable rate adjusted quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities are redeemable on or after July 23, 2008.

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (Continued)

The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III trust preferred securities") in the aggregate amount of $10,000.  The rate on the ACST III trust preferred securities is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.  The ACST III trust preferred securities are redeemable on or after March 31, 2010.

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

Arrow's primary source of funds to pay interest on the debentures held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2007, 2006 and 2005 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

The estimated fair value of the outstanding trust preferred securities and underlying junior subordinated debentures was $19,969 and $19,887 at December 31, 2007 and 2006, respectively.  The fair value of these securities was estimated based on the discounted value of contractual cash flows.  The discount rate utilized in the estimate was the published yield on seasoned BAA corporate debt securities on the date of valuation.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE LOSS (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2007	2006
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,853)	$(4,238)
Net Unrealized Securities Holding Losses	(37)	(3,727)
Total Accumulated Other Comprehensive Loss	$(4,890)	$(7,965)

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2007.  All share and per share amounts have been adjusted for the 2007 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2007:
Basic EPS	$17,332	10,714	$1.62
Dilutive Effect of Stock Options	---	72
Diluted EPS	$17,332	10,786	$1.61
For the Year Ended December 31, 2006:
Basic EPS	$16,892	10,922	$1.55
Dilutive Effect of Stock Options	---	145
Diluted EPS	$16,892	11,067	$1.53
For the Year Ended December 31, 2005:
Basic EPS	$18,639	11,054	$1.69
Dilutive Effect of Stock Options	---	188
Diluted EPS	$18,639	11,242	$1.66

During a portion of 2007, options to purchase 252 shares of common stock at an average price of $25.66 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Antidilutive shares for 2006 and 2005 were 70 shares at an average price of $29.30 per share and 70 shares at an average price of $29.30, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2007, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $19,001.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2007 and 2006:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Arrow	$145,475	14.1%	$82,598	8.0%	$103,247	10.0%
Glens Falls National	124,646	14.5	68,913	8.0	86,141	10.0
Saratoga National	21,949	12.7	13,622	8.0	17,028	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	133,074	12.9	41,295	4.0	61,943	6.0
Glens Falls National	114,396	13.3	34,457	4.0	51,685	6.0
Saratoga National	19,799	11.5	6,917	4.0	10,375	6.0
Tier I Capital (to Average Assets):
Arrow	133,074	8.4	63,596	4.0	63,596	4.0
Glens Falls National	114,396	8.4	54,735	4.0	68,419	5.0
Saratoga National	19,799	8.6	9,177	4.0	11,471	5.0

NOTE 15:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Arrow	$143,763	14.3%	$80,427	8.0%	$100,534	10.0%
Glens Falls National	122,621	14.6	67,190	8.0	83,987	10.0
Saratoga National	21,142	12.9	13,111	8.0	16,389	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	131,410	13.1	40,125	4.0	60,188	6.0
Glens Falls National	112,421	13.4	33,559	4.0	50,338	6.0
Saratoga National	18,485	11.2	6,602	4.0	9,903	6.0
Tier I Capital (to Average Assets):
Arrow	131,410	8.6	61,121	4.0	61,121	4.0
Glens Falls National	112,421	8.6	52,289	4.0	65,361	5.0
Saratoga National	18,485	8.6	8,598	4.0	10,747	5.0

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  For the qualified pension plan, the fair value of the plan’s assets, at $31,040, exceeded the projected benefit obligation by $5,859 at December 31, 2007.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

NOTE  16:

RETIREMENT PLANS (Continued)

The following table sets forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit Obligation at January 1	$27,668	$27,426	$6,860	$7,232
Service Cost	994	1,120	165	180
Interest Cost	1,622	1,498	384	428
Plan Participants’ Contributions	---	---	209	209
Amendments	330	49	(659)	(181)
Actuarial Loss (Gain)	924	(1,242)	357	(510)
Medicare Part D Prescription Drug Federal Subsidy	---	---	21	38
Benefits Paid	(2,810)	(1,183)	(516)	(536)
Benefit Obligation at December 31[1]	$28,728	$27,668	$6,821	$6,860

Change in Plan Assets:
Fair Value of Plan Assets at January 1	$29,317	$25,080	$ ---	$ ---
Actual Return on Plan Assets	2,245	3,034	---	---
Employer Contributions	2,288	2,386	286	327
Plan Participants’ Contributions	---	---	209	209
Medicare Part D Prescription Drug Federal Subsidy	---	---	21	38
Benefits Paid	(2,810)	(1,183)	(516)	(536)
Fair Value of Plan Assets at December 31	$31,040	$29,317	$ ---	$ ---

Funded Status	$ 2,312	$ 1,649	$(6,821)	$(6,860)

The following table summaries the funded status of the pension and postretirement plans, reconciled to the amounts recognized in the consolidated balance sheets as of December 31, 2007:
Prepaid Benefit Cost	$ 5,859	$ 4,812	$ ---	$ ---
Accrued Benefit Liability	(3,547)	(3,163)	(6,821)	(6,860)
Net Benefit Cost Recognized	$ 2,312	$ 1,649	$(6,821)	$(6,860)

[1] Represents the projected benefit obligation for pension benefits and the accumulated benefit obligations for postretirement benefits.

The components of accumulated other comprehensive income related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31 are summarized below.  We expect that $443 of net actuarial loss and $211 of prior service credit, included in accumulated other comprehensive income at December 31, 2007, will be recognized as components of net periodic benefit cost in 2008.

Components of Other Comprehensive Income	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Net Actuarial Loss	$7,602	$6,751	$2,063	$1,834
Prior Service Credit	(575)	(1,026)	(1,052)	(511)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$7,027	$5,725	$1,011	$1,323

At December 31, 2007 and 2006, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $24,607 and $23,503, respectively, which compared with total plan assets of $31,040 and $29,317, respectively.  At December 31, 2007 and 2006, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $3,547 and $3,163, respectively, which compared with no plan assets at December 31, 2007 and 2006.

NOTE 16:

RETIREMENT PLANS (Continued)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

	Pension Benefits			Postretirement Benefits
Net Periodic Benefit Cost	2007	2006	2005	2007	2006	2005
Service Cost	$ 994	$1,120	$1,132	$165	$180	$113
Interest Cost	1,622	1,498	1,479	384	428	386
Expected Return on Plan Assets	(2,501)	(2,246)	(2,143)	---	---	---
Amortization of Prior Service Credit	(121)	(102)	(102)	(118)	(3)	(52)
Amortization of Transition Obligation	---	---	---	---	28	29
Amortization of Net Loss	325	524	466	119	121	120
Net Periodic Benefit Cost	319	$ 794	$ 832	550	$754	$596
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net Loss	1,176			348
Prior Service Cost (Credit)	330			(659)
Amortization of Net Loss	(325)			(119)
Amortization of Prior Service Credit	121			118
Total Recognized in Other Comprehensive Income	1,302			(312)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$1.621			$238

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	6.40%	5.85%	5.50%	6.40%	5.85%	5.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	4.75%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	4.75%	4.75%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	4.75%	4.75%	---	---	---

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.85%	5.50%	5.75%	5.85%	5.50%	5.75%
Expected Long-Term Return on Plan Assets	8.50%	8.75%	9.00%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	4.75%	5.25%	---	---	---
Interest Rate to Annuitize Cash Balance Account	4.75%	4.75%	5.25%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	4.75%	4.75%	5.25%	---	---	---

The expected long-term rate of return on plan assets is based on the return of the portfolio as a whole and not the sum of the returns on individual asset categories. This expected return of 8.50% for the year ended December 31, 2007 was based principally on Arrow’s ten-year time-weighted historical return of 8.55% with an adjustment for expected returns. This was reduced from the 8.75% and 9.00% expected return utilized for the years ended December 31, 2006 and 2005, respectively.

NOTE 16:

RETIREMENT PLANS (Continued)

The discount rate is based on the Citigroup Pension Discount Curve as adjusted to provide the necessary cash flows for the payment of benefits when due. This discount rate utilized for the year ended December 31, 2007 was 6.40%, compared to rates of 5.85% and 5.50% utilized for the years ended December 31, 2006 and 2005, respectively.

The following table presents management’s estimated benefit payments for the next ten years:

Estimated Future Benefit Payments
	Qualified	Non-Qualified	Postretirement Plan
Payment Period	Pension Plans	Pension Plan	Gross	Subsidy
2008	$ 1,853	$ 298	$ 455	$(23)
2009	1,897	290	496	(25)
2010	1,838	288	524	(23)
2011	2,102	356	544	(20)
2012	2,230	351	561	(21)
2013-2016	10,892	1,438	2,871	(83)

Assumed Health Care Cost Trend Rates at December 31,
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits
	2007	2006	2007	2006	2007	2006
Health Care Cost Trend Rate Assumed for Next Year	9.00%	9.00%	8.00%	7.50%	11.00%	11.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2015	2013	2015	2012	2015	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2007	$ 30	$(26)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2007	234	(210)

Arrow’s pension plan weighted-average asset allocations at December 31, 2007, and 2006, by asset category are as follows:

	Plan Assets At December 31,
	2007	2006
Asset Category:
Cash	7.6%	6.7%
Mortgages	0.1	0.2
Company Stock	10.1	8.5
Mutual Funds – Equity	65.4	66.8
Mutual Funds – Fixed Income	16.8	17.8
Total	100.0%	100.0%

At December 31, 2007 and 2006, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $17,453 and $16,995, respectively. At December 31, 2007 and 2006, plan assets also included 146 and 101 shares, respectively, of Arrow Financial Corporation common stock with a market value of $3,137 and $2,482, respectively.  During the respective years, the plan received $123 and $73 from cash dividends on Arrow’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

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

Asset Allocation:

The Plan’s limited liquidity requirements permit a low level of short-term reserves, which in any event do not meet the plan’s 8.50% return requirement.  All of the constraints suggest that moderate emphasis on common stocks is appropriate.  With historically low interest rates, a lower weighting in bonds is appropriate.  A separate asset allocation policy is reviewed by the Compensation Committee of the Board on a regular basis and documented.

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

Cash Flows

The expected 2008 contribution for the qualified pension plan is $2,000 and the expected 2008 contribution for the nonqualified plan is $298.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $432 for 2008.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $1,500, $105, $464 and $853 in 2007, 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2011.  Arrow’s ESOP expense amounted to $168, $502 and $196 in 2007, 2006 and 2005, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2007 were as follows:

Allocated Shares	764
Shares Released for Allocation During 2007	24
Unallocated Shares	110
Total ESOP Shares	898

Market Value of Unallocated Shares	$2,357

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

Arrow also sponsors a Long-Term Incentive Award Plan and a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $336, $250 and $323 for 2007, 2006 and 2005, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2007, approximately 151,000 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period, however, in December 2005 Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period due to the required adoption of FASB Statement 123(R) on January 1, 2006.

A summary of the status of Arrow’s stock option plans as of December 31, 2007 and changes during the year then ended is presented below (all share and per share data have been adjusted for the September 2007 3% stock dividend).

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	551,154	$20.01
Granted	44,500	21.70
Exercised	(69,982)	15.05
Forfeited	(6,115)	24.74
Outstanding at December 31, 2007	519,557	20.77	5.1	$343
Exercisable at December 31, 2007	440,195	20.41	4.3	449
Expected to Vest	79,362	22.76	9.5	---

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were as follows:

	Years Ended December 31,
	2007	2006	2005
Proceeds From Stock Options Exercised	$1,055	$724	$ 981
Tax Benefits Related to Stock Options Exercised	164	315	684
Intrinsic Value of Stock Options Exercised	485	855	1,761

The following table summarizes information about Arrow’s stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/07	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/07	Weighted- Average Exercise Price
$11.99-$12.92	89,371	2.5	$12.46	89,371	$12.46
$13.54-$14.44	57,730	0.9	13.60	57,730	13.60
$19.21	75,995	4.0	19.21	75,995	19.21
$21.70	44,500	9.9	21.70	---	---
$24.11-$24.73	184,662	6.3	24.34	149,800	24.38
$29.30	67,299	7.0	29.30	67,299	29.30
	519,557	5.1	20.77	440,195	20.41

NOTE  19:

SHAREHOLDER RIGHTS PLAN

In 1997, the Board of Directors of Arrow adopted a shareholder rights plan.  The rights expired in April 2007.  The plan provided for the distribution of one preferred stock purchase right for each outstanding share of common stock of Arrow.  Each right entitled the holder, following the occurrence of certain events, to purchase a unit consisting of one-hundredth of a share of Series 1 Junior Participating Preferred Stock, at a purchase price of $33.48 (adjusted for stock dividends and stock splits) per unit, subject to adjustment.  The rights were not exercisable or transferable apart from the common stock except under certain circumstances in which a person or group of affiliated persons acquired, or commenced a tender offer to acquire, 20% or more of Arrow’s common stock.  Rights held by such an acquiring person or persons might thereafter have become void.  Under certain circumstances a right may have become a right to purchase common stock or assets of Arrow or common stock of an acquiring corporation at a substantial discount.  Under certain circumstances, Arrow might have redeemed the rights at $.01 per right.

NOTE 20:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2007	2006	2005
Computer Services	$ 1,460	$1,352	$1,270
Legal and Other Professional Fees	1,369	1,365	1,393
Postage	1,332	1,258	1,196
Stationery and Printing	926	853	1,035
Advertising and Promotion	758	658	700
Telephone and Communications	751	679	735
Visa-Related Litigation Exposure*	600	---	---
Intangible Asset Amortization (see Notes 1 and 8)	395	435	387
FDIC and Other Insurance	354	366	359
Charitable Contributions	145	153	164
All Other	2,203	1,563	1,468
Total Other Operating Expense	$10,293	$8,682	$8,707

* Included in “Other Liabilities” on the Consolidated Balance Sheet

NOTE 21:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2007	2006	2005
Federal	$5,421	$6,264	$7,134
State	365	516	779
Total Current Tax Expense	5,786	6,780	7,913
Deferred Tax Expense
Federal	867	236	154
State	154	108	36
Total Deferred Tax Expense	1,021	344	190
Total Provision for Income Taxes	$6,807	$7,124	$8,103

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2007, 2006 and 2005 to pre-tax income as a result of the following:

	2007	2006	2005
Computed Tax Expense at Statutory Rate	$8,449	$8,406	$9,360
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,068)	(1,730)	(1,757)
Nondeductible Interest Expense	258	193	151
State Taxes, Net of Federal Income Tax Benefit	338	406	533
Other Items, Net	(170)	(151)	(184)
Total Provision for Income Taxes	$6,807	$7,124	$8,103

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

Deferred Tax Assets:	2007	2006
Allowance for Loan Losses	$ 4,799	$ 4,775
Pension and Deferred Compensation Plans	3,510	3,416
Pension Liability (Included in Accumulated Other Comprehensive Income)	3,184	2,811
Net Unrealized Losses on Securities Available-for-Sale	24	2,472
Other	441	250
Total Gross Deferred Tax Assets	11,958	13,724

Deferred Tax Liabilities:
Pension Plans	4,507	3,772
Depreciation	567	633
Deferred Income	2,469	2,159
Goodwill	2,377	2,026
Total Gross Deferred Tax Liabilities	9,920	8,590
Net Deferred Tax Assets (Included in Other Assets)	$2,038	$5,134

NOTE 21:

INCOME TAXES (Continued)

Management believes that the realization of the recognized net deferred tax assets at December 31, 2007 and 2006 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2007 and 2006.

At January 1, 2007 and for the period ended December 31, 2007, Arrow had no unrecognized tax benefits under FIN 48.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  At December 31, 2007, the Internal Revenue Service was in the process of conducting an examination of our 2006 federal income tax return.  Tax years 2004 and 2005 also were subject to examination, but were not part of the scope of the current examination.  During 2007, the New York State Department of Taxation and Finance conducted an examination of our 2003, 2004 and 2005 bank franchise tax returns, which concluded with no adjustments.  Tax year 2006 remains subject to New York State examination.

NOTE 22:

LEASE COMMITMENTS (In Thousands)

At December 31, 2007, Arrow was obligated under a number of noncancelable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2007 were as follows:

Operating Leases
2008	$ 318
2009	318
2010	261
2011	259
2012	260
Later Years	1,312
Total Minimum Lease Payments	$2,728

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

Commitments to extend credit were $175,744 and $129,570 at December 31, 2007 and 2006, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

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

NOTE 23:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES (Continued)

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $3,187 and $2,930 at December 31, 2007 and 2006, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2007 and 2006 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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

NOTE 24:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 114,611	$ 114,977	$108,498	$108,270
Net Loans (Note 4)	1,026,443	1,024,783	996,721	983,321
Time Deposits (Note 9)	429,544	429,889	443,773	441,496
FHLB Advances (Note 11)	160,000	164,270	125,000	124,887
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	19,969	20,000	19,887

NOTE 25:

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

NOTE 26:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2007	2006
Interest-Bearing Deposits with Subsidiary Banks	$ 297	$ 253
Securities Available-for-Sale	1,126	1,036
Investment in Subsidiaries at Equity	144,709	138,898
Other Assets	3,417	3,898
Total Assets	$149,549	$144,085

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	7,293	5,955
Total Liabilities	27,293	25,955
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	122,256	118,130
Total Liabilities and Shareholders’ Equity	$149,549	$144,085

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2007	2006	2005
Dividends from Bank Subsidiaries	$15,850	$14,250	$ 6,100
Interest and Dividends on Securities Available-for-Sale	31	22	32
Other Income (Including Management Fees)	665	931	645
Net Gains on the Sale of Securities Available-for-Sale	---	12	45
Total Income	16,546	15,215	6,822

Expense:
Interest Expense	1,547	1,450	1,270
Salaries and Benefits	138	249	219
Occupancy and Equipment	1	2	3
Other Expense	697	634	632
Total Expense	2,383	2,335	2,124
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	14,163	12,880	4,698
Income Tax Benefit	782	722	746
Income Before Equity in Undistributed
Net Income of Subsidiaries	14,947	13,602	5,444
Equity in Undistributed Net Income of Subsidiaries	2,387	3,290	13,195
Net Income	$17,332	$16,892	$18,639

The Statement of Changes in Stockholders’ Equity is the reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

NOTE 26:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net Income	$17,332	$16,892	$18,639
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(2,387)	(3,290)	(13,195)
Net Gains on the Sale of Securities Available-for-Sale	---	(12)	(45)
Gain of the Sale of Property	---	(148)	---
Shares Issued Under the Directors’ Stock Plan	140	130	120
Stock-Based Compensation Expense	70	5	---
Compensation Expense for Allocated ESOP Shares	---	259	195
Changes in Other Assets and Other Liabilities	659	(159)	262
Net Cash Provided by Operating Activities	15,814	13,677	5,976
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	8	429	469
Purchases of Securities Available-for-Sale	(156)	(1,044)	(512)
Proceeds from the Sale of Property	---	326	---
Net Cash Used in Investing Activities	(148)	(289)	(43)
Financing Activities:
Exercise of Stock Options and Shares Issued to the Employees’ Stock Purchase Plan	1,544	1,224	1,558
Tax Benefit for Disposition of Stock Options	164	315	684
Purchase of Treasury Stock	(7,303)	(5,127)	(7,528)
Cash Dividends Paid	(10,027)	(9,929)	(9,558)
Net Cash Used in Financing Activities	(15,622)	(13,517)	(14,844)
Net (Decrease) Increase in Cash and Cash Equivalents	44	(129)	(8,911)
Cash and Cash Equivalents at Beginning of the Year	253	382	9,293
Cash and Cash Equivalents at End of the Year	$ 297	$ 253	$ 382

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$1,547	$1,450	$1,270
Non-cash Investing and Financing Activities:
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	3,707	40	(4,546)
Shares Issued for CFG Acquisition	111	41	91
ESOP Note	(1,500)	---	---
Surplus Adjustment for Allocated ESOP Shares	200	---	---
Common Stock Purchased by ESOP	320	301	178
Change in the Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	(632)	---	---
Change in the Minimum Pension Liability, Net of Tax	---	---	(446)
Adjustment to Initially Apply SFAS No. 158, Net of Tax	---	(3,442)	---

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2007 and 2006 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.  Earnings per share amounts have been adjusted for the 2007 3% stock dividend.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$20,816	$21,409	$21,921	$22,431
Net Interest Income	11,202	11,425	11,649	12,018
Provision for Loan Losses	94	92	136	191
Net Securities (Losses) Gains	---	---	---	---
Income Before Provision for Income Taxes	5,759	5,931	6,379	6,070
Net Income	4,131	4,210	4,510	4,481

Basic Earnings Per Common Share	.38	.39	.42	.42
Diluted Earnings Per Common Share	.38	.39	.42	.42

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,332	$20,008	$20,440	$20,831
Net Interest Income	11,482	11,496	11,547	11,343
Provision for Loan Losses	273	101	186	266
Net Securities (Losses) Gains	---	(118)	---	16
Income Before Provision for Income Taxes	5,781	6,116	6,189	5,930
Net Income	4,059	4,277	4,261	4,295

Basic Earnings Per Common Share	.37	.39	.39	.39
Diluted Earnings Per Common Share	.36	.39	.39	.39

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2007.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Item 9B. Other Information – None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Nominees for Director and Directors Continuing in Office” and “Board Committees” of Arrow’s Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2008 (the “2008 Proxy Statement”), which sections are incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, “Executive Officers of the Registrant.”  Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link “Corporate Governance.”

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Plans,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments to Executives upon  Termination or Change-in-Control,”  “Agreements with Executive Officers,” “Compensation of Directors,” and “Director Compensation Table,” of the 2008 Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of the Company” and ”Nominees for Director and Directors Continuing in Office” of the 2008 Proxy Statement, which sections are incorporated herein by reference, and in the section entitled “Equity Compensation Plan Information” in Part II of this Form 10-K on page 10.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Transactions with Directors, Officers and Associated Persons,” “Corporate Governance” and “Board Independence” of the 2008 Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions “Ratification of the Independent Auditors” and “Independent Auditors’ Fees” of the 2008 Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

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

4.5

Amended and Restated Trust Agreement by and among Wilmington Trust Company, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6.

4.6

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

4.8

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

10.10

Post-Closing Payment Agreement by and among Glens Falls National Bank and Trust Company, Arrow Financial Corporation, 429 Saratoga Road Corporation, Capital Financial Group, Inc. and John Weber dated November 22, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 10.15.

10.11

Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated January 1, 2008, incorporated herein by reference from the Registrant’s Annual Report on Form 8-K filed December 21, 2007, Exhibit 10.1.*

10.12

Consulting Agreement between the Registrant and John J. Murphy dated January 1, 2007, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, Exhibit 10.15*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14.
* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended
10.13

Prototype of a change of control agreement between the Registrant and certain executive officers of the Registrant or its subsidiaries, including John C. Van Leeuwen and Terry R. Goodemote, as entered into from time to time.*

10.14	Profit Sharing Plan of the Registrant, dated January 1, 1992 as amended through May 5, 1994.*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 6, 2008	By /s/ Thomas L. Hoy Thomas L. Hoy Chairman, President and Chief Executive Officer
Date: March 6, 2008	By: /s/ Terry R. Goodemote Terry R. Goodemote Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 6, 2008 by the following persons in the capacities indicated.

/s/ Jan-Eric O. Bergstedt Jan-Eric O. Bergstedt Director	/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman, President and CEO
/s/ Herbert O. Carpenter Herbert O. Carpenter Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Michael B. Clarke Michael B. Clarke Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ John J. Murphy John J. Murphy Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director and Vice Chairman

 EXHIBITS INDEX

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended
10.13

Prototype of a change of control agreement between the Registrant and certain executive officers of the Registrant or its subsidiaries, including John C. Van Leeuwen and Terry R. Goodemote, as entered into from time to time.*

10.14	Profit Sharing Plan of the Registrant, dated January 1, 1992 as amended through May 5, 1994.*
21	Subsidiaries of Arrow
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.