Form 10-Q
period 2008-03-31
ARROW FINANCIAL CORP
filed 2008-05-07
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2008
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class		Outstanding as of April 30, 2008
Common Stock, par value $1.00 per share		10,618,626

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2008

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$ 37,046	$ 35,289
Federal Funds Sold	40,000	16,000
Cash and Cash Equivalents	77,046	51,289
Securities Available-for-Sale	352,163	338,070
Securities Held-to-Maturity (Approximate Fair Value of $114,041 at March 31, 2008 and $114,977 at December 31, 2007)	113,225	114,611
Loans	1,043,732	1,038,844
Allowance for Loan Losses	(12,480)	(12,401)
Net Loans	1,031,252	1,026,443
Premises and Equipment, Net	16,389	16,728
Other Real Estate Owned and Repossessed Assets, Net	174	152
Goodwill	14,726	14,614
Other Intangible Assets, Net	1,867	1,976
Other Assets	21,750	20,963
Total Assets	$1,628,592	$1,584,846
LIABILITIES
Deposits:
Demand	$ 191,233	$ 184,273
Regular Savings, N.O.W. & Money Market Deposit Accounts	633,270	590,383
Time Deposits of $100,000 or More	173,596	180,334
Other Time Deposits	242,923	249,210
Total Deposits	1,241,022	1,204,200
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	59,138	52,630
Other Short-Term Borrowings	539	1,089
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	20,842	24,671
Total Liabilities	1,501,541	1,462,590
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at March 31, 2008 and December 31, 2007)	14,729	14,729
Surplus	161,876	161,476
Retained Earnings	17,782	15,347
Unallocated ESOP Shares (78,945 Shares at March 31, 2008 and 109,885 Shares at December 31, 2007)	(1,572)	(2,042)
Accumulated Other Comprehensive Loss	(2,751)	(4,890)
Treasury Stock, at Cost (4,012,713 Shares at March 31, 2008 and 3,991,399 Shares at December 31, 2007)	(63,013)	(62,364)
Total Shareholders’ Equity	127,051	122,256
Total Liabilities and Shareholders’ Equity	$1,628,592	$1,584,846

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,707	$15,957
Interest-bearing Balances	7	---
Interest on Federal Funds Sold	320	251
Interest and Dividends on Securities Available-for-Sale	3,961	3,574
Interest on Securities Held-to-Maturity	1,087	1,034
Total Interest and Dividend Income	22,082	20,816
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,891	2,160
Other Deposits	4,966	5,214
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	250	321
Other Short-Term Borrowings	5	4
Federal Home Loan Bank Advances	1,845	1,567
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	338	348
Total Interest Expense	9,295	9,614
NET INTEREST INCOME	12,787	11,202
Provision for Loan Losses	290	94
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,497	11,108
NONINTEREST INCOME
Income from Fiduciary Activities	1,439	1,453
Fees for Other Services to Customers	1,881	1,882
Insurance Commissions	548	501
Gain on Visa Stock Redemption	749	---
Gain on Sale of Premises	115	---
Other Operating Income	115	176
Total Noninterest Income	4,847	4,012
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,032	5,317
Occupancy Expense of Premises, Net	893	812
Furniture and Equipment Expense	800	755
Other Operating Expense	2,454	2,477
Total Noninterest Expense	10,179	9,361
INCOME BEFORE PROVISION FOR INCOME TAXES	7,165	5,759
Provision for Income Taxes	2,184	1,628
NET INCOME	$ 4,981	$ 4,131
Average Shares Outstanding:
Basic	10,645	10,881
Diluted	10,694	10,966
Earnings Per Common Share:
Basic	$ .47	$ .38
Diluted	.47	.38

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Month Period Ending March 31, 2008

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,981	---	---	---	4,981
Net Retirement Plan Actuarial Loss	---	---	---	---	---	67	---	67
Net Retirement Plan Prior Service Credit	---	---	---	---	---	(32)	---	(32)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,484)	---	---	---	---	---	2,104	---	2,104
Comprehensive Income								7,120

Cash Dividends Paid, $.24 per Share	---	---	---	(2,546)	---	---	---	(2,546)
Stock Options Exercised (5,430 Shares)	---	---	30	---	---	---	45	75
Shares Issued Under the Employee Stock Purchase Plan (4,864 Shares)	---	---	59	---	---	---	41	100
Stock-Based Compensation Expense	---	---	28	---	---	---	---	28
Tax Benefit for Disposition of Stock Options	---	---	4	---	---	---	---	4
Allocation of ESOP Stock (30,940 Shares)	---	---	210	---	470	---	---	680
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (36,737 Shares)	---	---	---	---	---	---	(778)	(778)
Balance at March 31, 2008	14,728,543	$14,729	$161,876	$17,782	$(1,572)	$(2,751)	$(63,013)	$127,051

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Month Period Ending March 31, 2007

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,131	---	---	---	4,131
Net Retirement Plan Actuarial Loss	---	---	---	---	---	34	---	34
Net Retirement Plan Prior Service Credit	---	---	---	---	---	(28)	---	(28)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,431)	---	---	---	---	---	864	---	864
Comprehensive Income								5,001

Cash Dividends Paid, $.23 per Share	---	---	---	(2,532)	---	---	---	(2,532)
Stock Options Exercised (14,480 Shares)	---	---	2	---	---	---	215	217
Shares Issued Under the Directors’ Stock Plan (64 Shares)	---	---	1	---	---	---	1	2
Shares Issued Under the Employee Stock Purchase Plan (5,154 Shares)	---	---	37	---	---	---	77	114
Stock-Based Compensation Expense	---	---	16	---	---	---	---	16
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (69,206 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (24,017 Shares)	---	---	225	---	320	---	---	545
Acquisition of Subsidiary (4,447 Shares)	---	---	45	---	---	---	66	111
Purchase of Treasury Stock (76,469 Shares)	---	---	---	---	---	---	(1,761)	(1,761)
Balance at March 31, 2007	14,299,556	$14,300	$151,282	$19,218	$(2,042)	$(7,095)	$(57,283)	$118,380

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2008	2007
Operating Activities:
Net Income	$ 4,981	$ 4,131
Adjustments to Reconcile Net Income to Net Cash (Used In) Provided by Operating Activities:
Provision for Loan Losses	290	94
Depreciation and Amortization	692	766
Compensation Expense for Allocated ESOP Shares	210	225
Loans Originated and Held-for-Sale	(1,254)	(797)
Proceeds from the Sale of Loans Held-for-Sale	1,067	174
Net Gains on the Sale of Loans	(9)	(5)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(111)	(4)
Contributions to Pension Plans	(2,077)	(123)
Deferred Income Tax Expense	786	30
Stock-Based Compensation Expense	28	16
Net Increase in Other Assets	(1,057)	(1,115)
Net Decrease in Other Liabilities	(3,717)	(2,548)
Net Cash (Used In) Provided By Operating Activities	(171)	844
Investing Activities:
Proceeds from the Maturities and Calls of Securities Available-for-Sale	30,148	11,368
Purchases of Securities Available-for-Sale	(40,852)	(2,005)
Proceeds from the Maturities of Securities Held-to-Maturity	2,186	1,077
Purchase of Securities Held-to-Maturity	(851)	---
Net Increase in Loans	(5,052)	(5,197)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	579	249
Purchases of Premises and Equipment	(335)	(901)
Net Cash (Used In) Provided By Investing Activities	(14,177)	4,591
Financing Activities:
Net Increase in Deposits	36,822	17,384
Net Increase (Decrease) in Short-Term Borrowings	5,958	(2,020)
Proceeds from Federal Home Loan Bank Advances	---	10,000
Tax Benefit for Disposition of Stock Options	4	37
Acquisition of Unallocated Common Stock by the ESOP	---	(1,500)
Allocation of Common Stock Purchased by the ESOP	470	320
Exercise of Stock Options and Shares Issued to Employees’ Stock Purchase Plan	175	333
Purchases of Treasury Stock	(778)	(1,761)
Cash Dividends Paid	(2,546)	(2,532)
Net Cash Provided By Financing Activities	40,105	20,261
Net Increase in Cash and Cash Equivalents	25,757	25,696
Cash and Cash Equivalents at Beginning of Period	51,289	43,995
Cash and Cash Equivalents at End of Period	$77,046	$69,691
Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$9,714	$8,494
Income Taxes	5,760	5,902
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	149	158
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	2,104	864
Shares Issued for CFG Acquisition	112	111
Change in Pension Liability Recognized in Other Comprehensive Income	35	6

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2008

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2008 and December 31, 2007; the results of operations for the three-month periods ended March 31, 2008 and 2007; the changes in shareholders’ equity for the three-month periods ended March 31, 2008 and 2007; and the cash flows for the three-month periods ended March 31, 2008 and 2007.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2007, included in Arrow’s 2007 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2008 and December 31, 2007:

	2008	2007
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,818)	$(4,853)
Net Unrealized Securities Holding Gains (Losses)	2,067	(37)
Total Accumulated Other Comprehensive Loss	$(2,751)	$(4,890)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2008 and 2007:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2008:
Basic EPS	$4,981	10,645	$.47
Dilutive Effect of Stock Options	---	49
Diluted EPS	$4,981	10,694	$.47
For the Three Months Ended March 31, 2007:
Basic EPS	$4,131	10,881	$.38
Dilutive Effect of Stock Options	---	85
Diluted EPS	$4,131	10,966	$.38

4.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service Cost	$279	$216	$ 46	$ 44
Interest Cost	456	289	107	105
Expected Return on Plan Assets	(625)	(442)	---	---
Amortization of Prior Service Credit	(23)	(30)	(29)	(15)
Amortization of Net Loss	86	67	24	20
Net Periodic Benefit Cost	$173	$100	$148	$154

We made a $2,000 contribution to our qualified pension plan and a $77 contribution to our non-qualified defined benefit pension plan in the first quarter of 2008.  The expected contribution for the nonqualified pension plan is $310 for all of 2008.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution for our postretirement benefit plan is estimated to be $350 for the 2008 year.

5.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 1998 Long-Term Incentive Plan, we granted options to purchase 44,500 shares of our common stock in 2007.  No stock options have been granted in 2008, to date.  The weighted-average fair value of options granted during 2007 was $4.37.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.34%; expected volatility - 27.3%; risk free interest rate – 3.77%; and an expected life of 8.09 years.  The fair value of our grants is expensed over the four year vesting period.  The expense for the first three months of 2008 and 2007 was $28 and $16, respectively.

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

The following table presents the activity in Arrow’s compensatory stock options for the first quarter of 2008 and 2007:

	2008		2007
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	519,557	$20.77	551,154	$20.01
Granted	---	---	---	---
Exercised	(5,430)	14.01	(14,480)	15.08
Forfeited	(725)	25.86	---	---
Outstanding at March 31	513,402	20.83	536,674	20.14
Exercisable at March 31	434,040	20.48	490,233	19.77

6.   Guarantees

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $10.5 million of standby letters of credit on March 31, 2008, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2008 was insignificant.

7.  Fair Value Disclosures and Fair Value Option (In Thousands)

We adopted FASB Statement No. 157, “Fair Value Measurements” (FAS No. 157) on January 1, 2008.  FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” became effective January 1, 2008 for the company.  We did not elect to measure any eligible items at fair value at that date.  The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2008 were securities available-for-sale:

		Fair Value Measurements at Reporting Date Using:
Description	3/31/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available-for Sale	$352,163	$22,942	$329,221	---

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  We do not hold, nor have we ever invested in, any auction rate investment securities.  The only asset or liability that Arrow measured at fair value on a nonrecurring basis was other real estate owned:

		Fair Value Measurements Using:
Description	Period Ended 3/31/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other Real Estate Owned	$60	---	$60	---	---

Other real estate owned, in the table above, consists of one property acquired during the first quarter of 2008.  Fair value was obtained from an appraisal by an independent third party appraiser and was based on a comparison to recent sales of similar properties.  The charge to reduce the property to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2008.

8.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability (Dollars In Thousands)

In December 2007, we recorded a $600 liability for our proportional share, as a member bank of the Visa credit card organization, of certain estimated litigation costs incurred by Visa U.S.A., Inc., as described in our Form 10-K for December 31, 2007.  On March 28, 2008, VISA Inc. distributed to member banks , in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the IPO of its Class A shares on March 19, 2008.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, litigation liabilities.  During the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 from the mandatory redemption by Visa of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 of the $600 accrual at December 31, 2007 representing our proportional share of Visa litigation costs , reflected as a reduction in 2008 other operating expense.

Accordingly, we have a remaining liability of $294 included as a component of other liabilities in the consolidated balance sheet as of March 31, 2008, representing our estimate of the fair value of potential losses related to the remaining covered litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years or the settlement of litigation indemnified by member banks.  However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Albany, New York

May 6, 2008

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2008

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 273 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s most recent “Bank Holding Company Performance Report” (December 2007), and peer group data has been derived from such Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	18	Last paragraph
	19	2nd and 3rd paragraphs
	21	Last paragraph
Change in the level of loan losses and nonperforming loans and assets	23	1st paragraph
	23	4th paragraph
	24	4th paragraph
Future level of residential real estate loans	20	Last paragraph
Impact of competition for indirect loans	21	4th paragraph
Liquidity	26	4th paragraph

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2007.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as intangible asset amortization (deducted from noninterest expense), securities gains or losses and the gain on the Visa stock redemption (excluded from noninterest income).  We follow these practices.

Tangible Book Value per Share:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often a more meaningful comparative ratio than unadjusted book value per share.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2007 3% stock dividend.

	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Net Income	$4,981	$4,481	$4,510	$4,210	$4,131

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation[1]	$185	$(362)	$---	$---	$---
Gain on Redemption of Visa Inc. Class B Shares[1]	452	---	---	---	---
Gain on the Sale of Premises	69	---	---	---	---
Net Gains on Sales of Loans	5	5	2	14	3
Net (Losses) Gains on the Sale of Other Real Estate Owned	---	(5)	---	---	3

Period End Shares Outstanding	10,637	10,627	10,612	10,689	10,807
Basic Average Shares Outstanding	10,645	10,619	10,628	10,732	10,881
Diluted Average Shares Outstanding	10,694	10,682	10,697	10,804	10,966
Basic Earnings Per Share	$.47	$.42	$.42	$.39	$.38
Diluted Earnings Per Share	.47	.42	.42	.39	.38
Cash Dividends Per Share	.24	.24	.23	.23	.23
Stock Dividends/Splits	---	---	3%	---	---

Average Assets	$1,606,082	$1,601,053	$1,566,329	$1,539,278	$1,525,423
Average Equity	124,686	120,433	116,362	116,998	118,532
Return on Average Assets	1.25%	1.11%	1.14%	1.10%	1.10%
Return on Average Equity	16.07	14.76	15.38	14.43	14.13

Average Earning Assets	$1,530,061	$1,526,148	$1,494,744	$1,469,060	$1,456,018
Average Paying Liabilities	1,272,871	1,265,765	1,231,812	1,218,644	1,202,593
Interest Income, Tax-Equivalent [2]	22,832	23,171	22,669	22,126	21,530
Interest Expense	9,295	10,413	10,272	9,984	9,614
Net Interest Income, Tax-Equivalent [2]	13,537	12,758	12,397	12,142	11,916
Tax-Equivalent Adjustment	750	740	748	717	714
Net Interest Margin [2]	3.56%	3.32%	3.29%	3.32%	3.32%
Efficiency Ratio Calculation: [2]
Noninterest Expense	$10,179	$ 9,773	$ 9,223	$ 9,573	$ 9,361
Less: Intangible Asset Amortization	(96)	(96)	(96)	(96)	(106)
Net Noninterest Expense	$10,083	$ 9,677	$ 9,127	$ 9,477	$ 9,255
Net Interest Income, Tax-Equivalent [2]	$13,537	$12,758	$12,397	$12,142	$11,916
Noninterest Income	4,847	4,016	4,089	4,171	4,012
Less: Gain on Visa Stock Redemption	(749)	---	---	---	---
Net Gross Income	$17,635	$16,774	$16,486	$16,313	$15,928
Efficiency Ratio [2]	57.18%	57.69%	55.36%	58.10%	58.11%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.54%	8.37%	8.39%	8.51%	8.62%
Total Shareholders’ Equity (i.e. Book Value)	$127,051	$122,256	$118,874	$115,911	$118,380
Book Value per Share	11.94	11.50	11.20	10.84	10.95
Intangible Assets	16,593	16,590	16,699	16,808	16,917
Tangible Book Value per Share [2]	10.38	9.94	9.63	9.27	9.39
Asset Quality Information
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.08%	.05%	.04%	.03%	.03%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.11	.07	.05	.04	.04
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.20	1.19	1.19	1.21	1.21
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	407.05	567.81	610.64	614.22	603.43
Nonperforming Loans as a Percentage of Loans, Period-end	.29	.21	.20	.20	.20
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.15	.13	.15	.15

1 See Note 8 to the Unaudited Consolidated Financial Statements on page 10.

2 See “Use of Non-GAAP Financial Measures” on page 13.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 13)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 41,698	$ 320	3.09%	$ 19,378	$ 251	5.25%
Interest-bearing Deposits	1,082	7	2.60	---	---	---
Securities Available-for-Sale:
Taxable	309,483	3,719	4.83	295,052	3,340	4.59
Non-Taxable	24,595	371	6.07	22,886	351	6.22
Securities Held-to-Maturity:
Taxable	286	3	4.22	321	4	5.05
Non-Taxable	114,007	1,627	5.74	107,796	1,544	5.81

Loans	1,038,910	16,785	6.50	1,010,585	16,040	6.44

Total Earning Assets	1,530,061	22,832	6.00	1,456,018	21,530	6.00

Allowance For Loan Losses	(12,408)			(12,300)
Cash and Due From Banks	32,831			32,068
Other Assets	55,598			49,637
Total Assets	$1,606,082			$1,525,423

Deposits:
Interest-Bearing NOW Deposits	$ 339,296	1,429	1.69	$ 292,559	1,428	1.98
Regular and Money Market Savings	265,712	921	1.39	267,877	961	1.45
Time Deposits of $100,000 or More	187,610	1,891	4.05	182,254	2,160	4.81
Other Time Deposits	248,471	2,616	4.23	259,913	2,825	4.41
Total Interest-Bearing Deposits	1,041,089	6,857	2.65	1,002,603	7,374	2.98

Short-Term Borrowings	51,782	255	1.98	46,212	325	2.85
Long-Term Debt	180,000	2,183	4.88	153,778	1,915	5.05
Total Interest-Bearing Liabilities	1,272,871	9,295	2.94	1,202,593	9,614	3.24

Demand Deposits	182,118			179,781
Other Liabilities	26,407			24,517
Total Liabilities	1,481,396			1,406,891
Shareholders’ Equity	124,686			118,532
Total Liabilities and Shareholders’ Equity	$1,606,082			$1,525,423

Net Interest Income (Tax-equivalent Basis)		13,537			11,916
Net Interest Spread			3.06			2.76
Net Interest Margin			3.56			3.32

Reversal of Tax-Equivalent Adjustment		(750)	(.20)		(714)	(.20)
Net Interest Income, As Reported		$12,787			$11,202

OVERVIEW

Visa, Inc. IPO, Mandatory Redemption and Visa Litigation

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter, our subsidiary, Glens Falls National Bank and Trust Company, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the $600 thousand pre-tax charge which the company had previously recognized in the fourth quarter of 2007. Visa also used a portion of the IPO proceeds to redeem 38.7% of the Visa Class B common stock held by each of its member banks.  As a result, the company also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by it from this partial redemption. These transactions together resulted in a positive impact of $637 thousand after-tax, or $.06 diluted earnings per share in the first quarter of 2008. No economic benefits have been recognized by the company for its remaining shares of Visa Class B common stock, although some or all of these shares may be convertible by the company into shares of Visa Class A common stock at some future time not earlier than three years after the date of the IPO, depending upon future loss experienced by Visa in connection with certain covered litigation that is still pending (see Note 8 to the unaudited consolidated financial statements in this Report).

Other Key Results

We reported earnings of $4.981 million for the first quarter of 2008, an increase of $850 thousand, or 20.6%, as compared to $4.131 million for the first quarter of 2007.  Diluted earnings per share were $.47 and $.38, for the respective quarters, an increase of $.09, or 23.7%.  The percentage increase in earnings per share was greater than the increase in earnings due to a decrease in the number of shares outstanding, as our repurchases of our common stock exceeded our issuance of common stock upon option exercises.  The increase in earnings between the two quarters was primarily the result of an increase in net interest income due to the growth in average earning assets and favorable changes in the interest rate environment, as well as the economic benefits recognized as a result of the company’s equity interest in Visa, Inc.

The annualized returns on average assets were 1.25% and 1.10% for the first quarters of 2008 and 2007, respectively, an increase of 15 basis points, or 13.6%.  The annualized returns on average equity were 16.07% and 14.13% for the first quarters of 2008 and 2007, respectively, an increase of 1.94 basis points, or 13.7%.

Total assets were $1.629 billion at March 31, 2008, which represented an increase of $85.4 million, or 5.5%, above the level at March 31, 2007, and an increase of $43.7 million, or 2.8%, from the December 31, 2007 level.  The increase from the year-end total was primarily attributable to the electronic deposit of state funds into municipal accounts on the last day of March.

Shareholders’ equity was $127.1 million at March 31, 2008, an increase of $8.7 million, or 7.3%, from the year earlier level.  Shareholders' equity increased $4.8 million from the December 31, 2007 level of $122.3 million.  The components of the change in shareholders’ equity since year-end 2008 are presented in the Consolidated Statement of Changes in Shareholders’ Equity on page 5.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2008 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2008	Dec 2007	Mar 2007	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ 40,000	$ 16,000	$ 33,000	$24,000	$ 7,000	150.0%	21.2%
Securities Available-for-Sale	352,163	338,070	307,836	14,093	44,327	4.2	14.4
Securities Held-to-Maturity	113,225	114,611	107,366	(1,386)	5,859	(1.2)	5.5
Loans, Net of Unearned Income (1)	1,043,732	1,038,844	1,014,592	4,888	29,140	0.5	2.9
Allowance for Loan Losses	12,480	12,401	12,298	79	182	0.6	1.5
Earning Assets (1)	1,549,120	1,507,525	1,462,794	41,595	86,326	2.8	5.9
Total Assets	1,628,592	1,584,846	1,543,154	43,746	85,438	2.8	5.5

Demand Deposits	$ 191,233	$ 184,273	$ 184,094	$ 6,960	$7,139	3.8	3.9
NOW, Regular Savings & Money Market Deposit Accounts	633,270	590,383	582,554	42,887	50,716	7.3	8.7
Time Deposits of $100,000 or More	173,596	180,334	174,282	(6,738)	(686)	(3.7)	(0.4)
Other Time Deposits	242,923	249,210	262,851	(6,287)	(19,928)	(2.5)	(7.6)
Total Deposits	$1,241,022	$1,204,200	$1,203,781	$36,822	$37,241	3.1	3.1
Short-Term Borrowings	$ 59,677	$ 53,719	$ 46,304	$5,958	$13,373	11.1	28.9
FHLB Advances	160,000	160,000	135,000	---	25,000	---	18.5
Shareholders' Equity	127,051	122,256	118,380	4,795	8,671	3.9	7.3

(1) Includes Nonaccrual Loans

Municipal Deposits:  Recent fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average have represented 15% to 20% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments.  During much of 2006 and 2007, the yield curve had flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were actually less than the rate banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  During the recent sharp decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008, the yield curve developed some upward slope as longer-term rates tended to resist any comparable downward movement.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $36.8 million, or 3.1%, from December 31, 2007 to March 31, 2008.  This increase was primarily attributable to a period-end increase in municipal balances.  Short-term borrowings increased by $6.0 million and FHLB advances remained unchanged.

Changes in Earning Assets:  Our loan portfolio increased by $4.9 million, or 0.5%, from December 31, 2007 to March 31, 2008.  We experienced the following trends in our three largest segments:

1.

Indirect loans – an $8.3 million, or 2.4%, decrease in the level of indirect loans during the first quarter of 2008, reflecting a 24.5% decrease in the level of originations from the first quarter of 2007.  Originations of $34.4 million were more than offset by $42.7 million of prepayments and normal amortization.

2.

Residential real estate loans – a small increase of $950 thousand from December 31, 2007 to March 31, 2008, as originations of $12.1 million slightly exceeded prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment increased $13.1 million reflecting continued moderate to strong demand for commercial lending.

Seasonally high municipal deposit balances were placed in available-for-sale securities (up $14.1 million, or 4.2%, from year-end) and federal funds sold (up $24.0 million from the year-end balance of $16.0 million).

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Demand Deposits	$ 182,118	$ 190,002	$ 194,628	$ 181,282	$ 179,781
Interest-Bearing Demand Deposits	339,296	353,655	310,219	305,409	292,559
Regular and Money Market Savings	265,712	263,784	263,620	268,823	267,877
Time Deposits of $100,000 or More	187,610	174,915	189,685	175,550	182,254
Other Time Deposits	248,471	250,260	257,056	265,056	259,913
Total Deposits	$1,223,207	$1,232,616	$1,215,208	$1,196,120	$1,182,384

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Demand Deposits	14.9%	15.4%	16.0%	15.2%	15.2%
Interest-Bearing Demand Deposits	27.8	28.7	25.5	25.5	24.7
Regular and Money Market Savings	21.7	21.4	21.7	22.5	22.7
Time Deposits of $100,000 or More	15.3	14.2	15.6	14.7	15.4
Other Time Deposits	20.3	20.3	21.2	22.1	22.0
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2008 as the average balance decreased $9.4 million, or 0.8%, from the fourth quarter of 2007.  However, the average deposit balances for the first quarter of 2008 increased $40.8 million, or 3.5%, from the first quarter of 2007.  We did not acquire any branches during the past five quarters, but did open an additional branch in Plattsburgh during the first quarter of 2007.  During the first quarter of 2008 we did experience a modest shift from transaction account balances to time deposits, as prevailing short-term rates fell much more sharply than longer-term rates.

Quarterly Cost of Deposits

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.69	2.34	2.16	2.18	1.98
Regular and Money Market Savings	1.39	1.52	1.51	1.48	1.45
Time Deposits of $100,000 or More	4.05	4.60	4.88	4.81	4.81
Other Time Deposits	4.23	4.42	4.41	4.42	4.41
Total Deposits	2.25	2.55	2.57	2.58	2.53

Impact of Interest Rate Changes 2003 – 2008

In mid-2003, due to actions by the Federal Reserve Bank (Fed), the federal funds target rate decreased to an almost unprecedented low of 1.00%.  In mid-2004, the Fed reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by problems related to subprime residential real estate lending, the Fed began lowering the federal funds target rate.  By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, lowered the targeted federal funds rate by an additional 200 basis points, to 2.25%.  We began to see an immediate impact in the reduced cost of our deposits, which we expect will moderate into a more gradual reduction as maturing time deposits reprice.  We also expect that our loan yields will decline, but that decrease may not be as severe if mid- to long-term rates do not fall as quickly or to the extent that short-term rates fall.

An important development with regard to the effect of rate changes on our profitability was the “flattening” of the yield curve, especially during 2006 and 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward curve but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve had flattened.  Late in 2006 and in early 2007, the yield curve was occasionally inverted, with short-term rates exceeding long-term rates.  The reasons for this uncharacteristic flattening are widely debated but the effect it had on banks like ours are clear.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.   Only at the end of the second quarter of 2007 did the yield on longer-term securities begin to increase over short-term investments.  This was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.

Nevertheless, longer-term rates were resistant to increases during the period of rising short-term rates, both due to borrower expectations and to a widespread perception in the credit markets of limited risk of default.  To the extent these perceptions and expectations are now changing, long-term rates may be expected to remain steady, or perhaps even rise, even though short-term rates have now begun to drop sharply.  Thus, the yield curve may be expected to return to a more traditional shape with consequent benefit to net interest margins.  No assurances can be given on improving net interest margins, net interest income or net income generally, however, particularly as aggregate levels of borrowing, especially consumer mortgage related borrowings, may be expected to diminish and credit quality, which has been extraordinarily strong for several years, may be expected to experience pressure, especially if the national economy continues to weaken as is widely anticipated.

In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  When prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing market rates were declining and our margin increased, and during the mid-2003 to 2004 period, when the rate decline began to decelerate and rates then reversed and began to increase and our margins experienced a negative effect.  In 2005 and 2006, however, as the Fed’s push to increase prevailing rates ended, our net interest margin continued to suffer as a result of the flattening yield curve.  This historical trend, of improving margins during periods when prevailing short-term rates start to decrease, may be expected to have a beneficial impact on our net interest margins and financial results in upcoming periods, as deposit rates begin to decline, subject to the cautions noted at the end of the preceding paragraph regarding the uncertain state of the national economy generally.

Since 2002 our margin steadily decreased, during an extended period of increasing short-term interest rates.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first two quarters and last quarter of 2007 was 3.32%.  Margin decreased to 3.29% for the third quarter of 2007 primarily due to an increase in seasonal higher-costing municipal deposits.  In general, the modest recovery following the fourth quarter of 2006, especially in the most recently completed quarter, was due to the fact that a portion of our earning assets repriced upwards while the rates paid on interest-bearing liabilities repriced upwards (if at all) more slowly and then began to reprice downward rapidly.  For the year 2007, net interest margin was 3.31%, down one basis point from 2006.  However, the dramatic reduction in short-term interest rates since September 2007 had an immediate and significant positive impact on our net interest income and net interest margin in the first quarter of 2008.  Net interest margin for the 2008 quarter was 3.56%, an increase of 24 basis points, or 7.2%, from the fourth quarter of 2007.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of March 31, 2008 qualify as regulatory capital under capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 24 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Commercial and Commercial Real Estate	$ 277,003	$ 273,068	$ 265,060	$ 265,076	$ 262,937
Residential Real Estate	322,819	318,883	315,576	313,239	310,404
Home Equity	46,535	46,152	45,864	47,065	48,366
Indirect Consumer Loans	337,060	342,595	339,955	335,318	335,004
Other Consumer Loans (1)	55,493	55,963	54,944	53,789	53,874
Total Loans	$1,038,910	$1,036,661	$1,021,399	$1,014,487	$1,010,585

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Commercial and Commercial Real Estate	26.7%	26.3%	25.9%	26.1%	26.0%
Residential Real Estate	31.1	30.8	30.9	30.9	30.7
Home Equity	4.5	4.4	4.5	4.6	4.8
Indirect Consumer Loans	32.4	33.1	33.3	33.1	33.2
Other Consumer Loans (1)	5.3	5.4	5.4	5.3	5.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

No Subprime Mortgage Activities: During the second half of 2007 and into the first quarter of 2008, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2007 and first quarter of 2008 as a result of their subprime lending or investment in securities collateralized by subprime loans.  We did not experience sizable or any significant losses of this sort.

We have never engaged in subprime mortgage lending as a business line and we have never acquired any subprime mortgage loans.  On occasion we may have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and have not through the end of the first quarter 2008 experienced any significant deterioration in our loan portfolio despite the recent increase in stress affecting credit markets generally.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During 2008, the $12.1 million of new residential real estate loan originations offset normal principal amortization on the pre-existing loans in the segment by $950 thousand.    We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the demand for residential real estate loans in our service area decreases, our portfolio also may decrease, which may negatively impact our financial performance, and if the economy or local real estate market suffers a major downturn, the quality of our residential loan portfolio and our financial condition itself may be damaged.

Indirect Loans: At the end of the first quarter of 2005, we experienced an increase in indirect loans, which continued throughout the second and third quarters of 2005, for a variety of reasons, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  In the fourth quarter of 2005, however, indirect loan balances declined by 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

During the first three quarters of 2006, we elected not to compete aggressively in the indirect loan sector, in the face of a resurgence of extremely low rates being offered by automobile manufacturers.  As a result, principal amortization and prepayments exceeded our originations and indirect balances decreased.  In the fourth quarter of 2006 and the first three quarters of 2007, however, our indirect loan balances increased.

As prevailing short-term rates fell in the last quarter of 2007 and the first quarter of 2008, we again elected not to compete with the very low rates, some of them subsidized, being offered by other lenders and finance companies on auto loans.  Accordingly, we experienced decreases in indirect balances in the fourth quarter of 2007 and the first quarter of 2008.

At March 31, 2008, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if auto manufacturers and their finance affiliates persist in marketing heavily subsidized financing programs, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth as a percentage of the total portfolio.  Moreover, as noted above for residential real estate loans, if the national or regional economy weakens in upcoming periods, we may experience a weakened demand for indirect loans and possibly a weakened quality within the portfolio, which could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced strong to moderate demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during the first quarter of 2008 as the average balances of these loan balances grew $3.9 million from December 31, 2007.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although both the demand for such loans as well as the quality of the portfolio may be negatively affected if the national economy continues to weaken in upcoming periods.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Commercial and Commercial Real Estate	7.13%	7.15%	7.26%	7.31%	7.28%
Residential Real Estate	6.08	6.01	6.03	6.02	6.08
Home Equity	6.84	7.33	7.82	7.77	7.70
Indirect Consumer Loans	6.20	6.20	6.05	6.00	5.80
Other Consumer Loans	7.33	7.35	7.35	7.29	7.20
Total Loans	6.50	6.50	6.51	6.50	6.44

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report on page 18 under the heading "Impact of Interest Rate Changes 2003 - 2008."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of the change on our deposit portfolio (which is felt relatively quickly) and the impact of the change on our loan portfolio (which occurs more slowly).  This time lag tends to have a positive impact on net interest margins during the beginning of a rate decline period, such as the U.S. is now experiencing, and a negative impact on the margin at the beginning of a rate increase period.

As we discussed in the prior review of net interest income, during the period from mid-2004 to mid-2006, the Federal Reserve Bank increased the targeted federal funds rate from 1.00% to 5.25%, in an effort to dampen inflationary pressures and unrestrained borrowing.  During this period of rate increase, the time-lag between repricing of our deposits and the repricing of loan balances was especially lengthy; in some sectors of the portfolio, the repricing upward of loan rates was not completed before the Fed began decreasing rates in the last four months of 2007 and the first three months of 2008.  As a consequence, for our company as for many commercial banks, the return to a decreasing interest rate environment which we are now experiencing, while it may relieve some of the recent extreme pressures on our net interest margins, may not have quite as much positive impact on margins and net interest income that would normally be experienced in periods where spreads are typically wider before the rate decline commences.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Mar 2008	Dec 2007	Sep 2007	Jun 2007	Mar 2007
Loan Balances:
Period-End Loans	$1,043,732	$1,038,844	$1,034,548	$1,017,989	$1,014,592
Average Loans, Year-to-Date	1,038,910	1,020,856	1,015,529	1,012,546	1,010,585
Average Loans, Quarter-to-Date	1,038,910	1,036,661	1,021,399	1,014,487	1,010,585
Period-End Assets	1,628,592	1,584,846	1,577,049	1,541,933	1,543,154

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,401	$12,278	$12,278	$12,278	$12,278
Provision for Loan Losses, YTD	290	513	322	186	94
Loans Charged-off, YTD	(295)	(830)	(610)	(426)	(212)
Recoveries of Loans Previously Charged-off	84	440	351	277	138
Net Charge-offs, YTD	(211)	(390)	(259)	(149)	(74)
Allowance for Loan Losses, End of Period	$12,480	$12,401	$12,341	$12,315	$12,298

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,401	$12,341	$12,315	$12,298	$12,278
Provision for Loan Losses, QTD	290	191	136	92	94
Loans Charged-off, QTD	(295)	(220)	(185)	(214)	(212)
Recoveries of Loans Previously Charged-off	84	89	75	139	138
Net Charge-offs, QTD	(211)	(131)	(110)	(75)	(74)
Allowance for Loan Losses, End of Period	$12,480	$12,401	$12,341	$12,315	$12,298

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$2,060	$1,939	$1,900	$1,883	$1,782
Loans Past due 90 Days or More
and Still Accruing Interest	1,006	245	121	122	256
Total Nonperforming Loans	3,066	2,184	2,021	2,005	2,038
Repossessed Assets	25	63	63	62	107
Other Real Estate Owned	149	89	26	200	200
Total Nonperforming Assets	$3,240	$2,336	$2,110	$2,267	$2,345

Asset Quality Ratios:
Allowance to Nonperforming Loans	407.05%	567.81%	610.64%	614.22%	603.43%
Allowance to Period-End Loans	1.20	1.19	1.19	1.21	1.21
Provision to Average Loans (Quarter)	0.11	0.07	0.05	0.04	0.04
Provision to Average Loans (YTD)	0.11	0.05	0.04	0.04	0.04
Net Charge-offs to Average Loans (Quarter)	0.08	0.05	0.04	0.03	0.03
Net Charge-offs to Average Loans (YTD)	0.08	0.04	0.03	0.03	0.03
Nonperforming Loans to Total Loans	0.29	0.21	0.20	0.20	0.20
Nonperforming Assets to Total Assets	0.20	0.15	0.13	0.15	0.15

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

Under our SFAS No. 5 analysis, we group homogeneous loans by type, each with its own estimated loss rate.  Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of March 31, 2008.  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had only two losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year, which makes this the most complex category of loans in our loss analysis.

Our net charge-offs for each of the five years ended December 31, 2007 were at or near our historical lows.  Annualized net charge-offs ranged from .04% to .10% of average loans during these years and in 2007 the ratio was .04%.   In earlier periods this ratio was significantly higher.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32%.

In the first quarter of 2008, our loss ratio increased slightly, to .08% from .05% in the fourth quarter of 2007, but that ratio is still very good by industry standards.  The loss ratio for bank holding companies in our peer group was .23% for the year ended December 31, 2007, the most recent reporting period for which results are available.  Our peer group loss ratio ranged from .13% to .30% in the past five years.

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that, in our experience and judgment, are likely to cause credit losses associated with our existing portfolio.  In our most recent analysis, these factors included:

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

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assign a loss factor for each of the qualitative categories, above, and for historical credit losses.  During 2008, we did not change either the way we assign loans to pools or our risk-rating methodology.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.

The increase in the provision for loan losses from the first quarter of 2007 to the first quarter of 2008 was primarily attributable to the negative impact of the deterioration in the regional and national economies.

Risk Elements

Our nonperforming assets at March 31, 2008 amounted to $3.2 million, an increase of $904 thousand, or 38.7%, from the December 31, 2007 total, and an increase of $895 thousand, or 38.2%, from the March 31, 2007 total.  In both comparisons the change was primarily attributable to an increase in the first quarter of 2008 of loans classified as 90 days past due and still accruing interest.  The increase is attributable to two commercial real estate loans and two residential real estate loans.  However, our ratio of nonperforming assets as a percentage of total assets of .20% at March 31, 2008, although above the prior quarter ratio of .15%, was still significantly lower that the .95% ratio for our peer group at December 31, 2007.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.8 million and represented 0.65% of loans outstanding at that date, an increase of $.7 million from the $6.1 million of such loans at March 31, 2007, which represented 0.60% of loans then outstanding.  These other non-current loans past due 30 to 89 days at March 31, 2008 were composed of approximately $4.3 million of consumer loans, principally indirect automobile loans, $1.4 million of residential real estate loans and $1.1 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time-to-time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years, although we believe that a general weakening of the U.S. economy in upcoming periods, which is widely anticipated, will likely have an adverse effect on the economy in our service area as well.

Even so, we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $4.8 million during the first three months of 2008.  Components of the change in shareholders' equity are presented in the Consolidated Statements of Changes in Shareholders' Equity, on page 5 of this report.  Components of other comprehensive income or loss, which are taken into account in determining shareholders’ equity, are also presented in the Consolidated Statements of Changes in Shareholders’ Equity.  During the first quarter of 2008, we paid a cash dividend of $.24 per share.

During the first quarter of 2007, Arrow guaranteed a $1.5 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of Arrow Common Stock which will be allocated to individual employee accounts in future periods.  As long as and to the extent that the loan remains unpaid and the shares remain unallocated, the value of the unallocated shares is reflected as a reduction to shareholders’ equity.  In 2008, Arrow guaranteed an additional $1.0 million loan to the ESOP, however at March 31, 2008, the ESOP had not taken any advances on the loan to acquire Arrow stock.

On April 30, 2008 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $6 million repurchase program approved one year earlier, in April 2007, of which amount approximately $5.8 million was used to make repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  Thus, certain information which is generally required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio is 3%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured by these ratios.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking).  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s final rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of March 31, 2008, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.54%	13.08%	14.28%
Glens Falls National Bank & Trust Co.	8.44	13.25	14.42
Saratoga National Bank & Trust Co.	8.70	11.82	13.07

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2008 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  All stock price and dividend information listed below has been adjusted for our September 2007 3% stock dividend.  On April 30, 2008, our Board of Directors declared the 2008 second quarter cash dividend of $.24 payable on June 13, 2008.

			Cash Dividends Declared
	Sales Price
	Low	High
2007
First Quarter	$20.583	$24.553	$.233
Second Quarter	20.825	22.990	.233
Third Quarter	19.417	25.810	.233
Fourth Quarter	20.490	25.000	.240

2008
First Quarter	$18.500	$23.690	$.240
Second Quarter (dividend payable June 13, 2008)			.240

	2008	2007
Dividends Per Share	$.24	$.23
Diluted Earnings Per Share	.47	.38
Dividend Payout Ratio	51.06%	60.53%
Total Equity (in thousands)	$127,051	$118,380
Shares Issued and Outstanding (in thousands)	10,637	10,807
Book Value Per Share	$11.94	$10.95
Intangible Assets (in thousands)	$16,593	$16,917
Tangible Book Value Per Share	$10.38	$9.39

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

In addition to regular loan repayments, securities available-for-sale represent a primary source of on-balance sheet cash flow.  We designate certain securities at the time of purchase as available-for-sale.  Selection of available-for-sale securities is based on their ready marketability, ability to collateralize certain municipal deposits and borrowed funds, yield and maturity.  At March 31, 2008, we had securities available for sale in the aggregate amount of $352 million.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $122.1 million at March 31, 2008.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.

We recognize that liquidity is of heightened concern to all depository institutions in the current environment of economic uncertainty.  However, we are not aware of any known trends, events or uncertainties particular to our Company that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2008 Compared With

Three Months Ended March 31, 2007

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2008	Mar 2007	Change	% Change
Net Income	$4,981	$4,131	$ 850	20.6%
Diluted Earnings Per Share	.47	.38	.09	23.7
Return on Average Assets	1.25%	1.10%	0.15%	13.6
Return on Average Equity	16.07%	14.13%	1.94%	13.7

We reported earnings (net income) of $5.0 million for the first quarter of 2008, an increase of $850 thousand, or 20.6%, from the first quarter of 2007.   Diluted earnings per share were $.47 and $.38 for the respective quarters.  The significant increase in net income was primarily attributable to: i) an increase in net interest income due to the growth in average earning assets and favorable changes in the interest rate environment, and ii) the economic benefits recognized as a result of the company’s equity interest in Visa, Inc. discussed on page 16 above.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ending
	Mar 2008	Mar 2007	Change	% Change
Interest and Dividend Income	$22,832	$21,530	$1,302	6.0%
Interest Expense	9,295	9,614	(319)	(3.3)
Net Interest Income	$13,537	$11,916	$1,621	13.6

Taxable Equivalent Adjustment	750	714	36	5.0

Average Earning Assets (1)	$1,530,061	$1,456,018	$74,043	5.1
Average Paying Liabilities	1,272,871	1,202,593	70,278	5.8

Yield on Earning Assets (1)	6.00%	6.00%	0.00%	0.0
Cost of Paying Liabilities	2.94	3.24	(0.30)	(9.3)
Net Interest Spread	3.06	2.76	0.30	10.9
Net Interest Margin	3.56	3.32	0.24	7.2

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased, from 3.32% to 3.56%, from the first quarter of 2007 to the first quarter of 2008.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 13, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the just completed quarter, on a taxable equivalent basis, increased $1.6 million, or 13.6%, from the first quarter of 2007.  The positive impact of recent interest rate changes are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2003-2008" and “Loan Trends.”    The $74.0 million, or 5.1%, increase in average earning assets also had a positive impact on the increase in net interest income.

The provisions for loan losses were $290 thousand and $94 thousand for the quarters ended March 31, 2008 and 2007, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 22.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2008	Mar 2007	Change	% Change
Income From Fiduciary Activities	$1,439	$1,453	$ (14)	(1.0)%
Fees for Other Services to Customers	1,881	1,882	(1)	(0.1)
Insurance Commissions	548	501	47	9.4
Gain on Visa Stock Redemption	749	---	749	---
Gain on the Sale of Premises	115	---	115	---
Other Operating Income	115	176	(61)	(34.7)
Total Noninterest Income	$4,847	$4,012	$ 835	20.8

Income from fiduciary activities totaled $1.4 million for the first quarter of 2008, a decrease of $14 thousand, or 1.0%, from the first quarter of 2007.  The principal cause of the decrease was a decrease in the dollar value of assets under trust administration and investment management, which under our fee arrangements drives income from fiduciary services.  The market value of assets under trust administration and investment management at March 31, 2008, amounted to $915.9 million, a decrease of $10.2 million, or 1.1%, from March 31, 2007.  The decrease was primarily attributable to a comparable decline in the overall stock market between the two periods.

Income from fiduciary activities includes fee income from the investment management of customer funds placed in our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $198.4 million at March 31, 2008.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, 92% of the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds and servicing income on sold loans) was $1.9 million for the first quarter of 2008, virtually unchanged from the 2007 first quarter.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  The increase was primarily attributable to an increase in the number of customers.

For the first half of 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, that data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  Other operating income also includes net gains or losses on the sale of loans, other real estate owned and other assets.  During both quarters we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2008 first quarter were $9 thousand compared to $5 thousand for the 2007 quarter.  The primary reason for the decline in other operating income of $61 thousand from the first quarter of 2007 to the first quarter of 2008 was the discontinuation of our data processing servicing described above.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2008	Mar 2007	Change	% Change
Salaries and Employee Benefits	$ 6,032	$5,317	$715	13.5%
Occupancy Expense of Premises, Net	893	812	81	10.0
Furniture and Equipment Expense	800	755	45	6.0
Other Operating Expense	2,454	2,477	(23)	(0.9)
Total Noninterest Expense	$10,179	$9,361	$818	8.7

Efficiency Ratio	57.18%	58.11%	(.93)%	(1.6)

Noninterest expense for the first quarter of 2008 was $10.2 million, an increase of $818 thousand, or 8.7%, over the expense for the first quarter of 2007.  For the first quarter of 2008, our efficiency ratio was 57.18%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 13 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  In calculating our efficiency ratio for the 2008 quarter, we did not include in the denominator the $749 thousand gain from the mandatory Visa stock redemption, but did include the $306 thousand of income attributable to the reversal of Visa litigation expenses.  Our efficiency ratio for the first quarter of 2008 compared favorably to the December 31, 2007 peer group ratio of 64.59%.

Salaries and employee benefits expense increased $715 thousand, or 13.4%, from the first quarter of 2007 to the first quarter of 2008.  The increase for salaries alone was $144 thousand, or 3.7%, with the remaining increase of $571 thousand attributable to increases in employee benefits.  As the company previously disclosed, the Compensation Committee “Committee” of the company determined at year-end 2007 not to make any distributions for 2007 under the company’s Short-Term Incentive Plan to executives or other senior officers.  An important factor in that determination was the unanticipated one-time non-cash pre-tax charge of $600 thousand recorded by the company in the fourth quarter of 2007 related to the company’s obligation to indemnify Visa for our proportionate share of certain litigation settlements incurred by Visa USA and our estimate of the fair value of potential losses related to the remaining litigation.

On March 26, 2008, the Committee approved special cash payments to the executives and other senior officers of the company in the aggregate amount of $257 thousand.  The Committee’s decision to authorize the payments reflected both the company’s continuing success in meeting its short and long-term financial goals and the benefits accruing to the company as a result of the recent successful initial public offering (IPO) by Visa Inc. of its Class A common stock, which had a positive impact in the first quarter of 2008 on the earnings and financial condition of Visa’s member banks, including the company’s subsidiary Glens Falls National Bank and Trust Company.  The remaining 2008 increase in employee benefits was primarily attributable to an increase in expenses for pension, post-retirement benefits and other profit sharing expenses.  The ratio of total personnel expense (salaries and employee benefits, annualized) to average assets was 1.51% for the first quarter of 2008, up from 1.41% for the first quarter of 2007, but still 8 basis points less than the ratio for our peer group of 1.59% at December 31, 2007.

Occupancy expense increased 10.0% from the first quarter of 2007 to the first quarter of 2008.  The increase was primarily attributable to increases in building maintenance and utilities.  The increase in furniture and equipment expense was 6.0% over the 2007 quarter, and was primarily attributable to equipment maintenance and data processing expenses.

Other operating expense was virtually unchanged from the first quarter of 2007.  As adjusted for the $306 thousand Visa transactions (see Note 7), the increase would have been 11.4% which was spread among a variety of categories of other operating expenses, with no one category standing out except for a modest increase in legal costs of $160 thousand.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2008	Mar 2007	Change	% Change
Provision for Income Taxes	$2,184	$1,628	$556	34.2%
Effective Tax Rate	30.5%	28.3%	2.2%	7.8

The provisions for federal and state income taxes amounted to $2.2 million and $1.6 million for the first quarters of 2008 and 2007, respectively.  The increase in the effective tax rate was primarily attributable to a decrease in the percentage of income from tax exempt securities to total taxable income.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of March 31, 2008, a 200 basis point increase in interest rates demonstrated a 2.3% decrease in net interest income, and a 200 basis point decrease in interest rates demonstrated a 1.1% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from September 2007 through March 2008 that resulted in a 300 basis point decrease in the targeted Federal Funds rate.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would be mitigated in ensuing years.  We believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.  However, when rates get very low, (as in the prior period of falling rates when the federal funds rate reach 1.00%) there is no room to lower many of our nonmaturity deposit product rates, while earning asset yields continue to fall.  This is the reason for the decrease in net interest income in the decreasing 200 basis point parallel rate shock, above.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2008. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2007 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency specializing in the sale of group health and life insurance products, Arrow issued 66,630 shares of its common stock to the former sole shareholder of CFG, John Weber, in exchange for Mr. Weber’s CFG shares.  The acquisition agreement contained a post-closing purchase price adjustment provision, under which Arrow would also pay to Mr. Weber, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow issued an additional 9,380 shares to Mr. Weber from 2005 to 2007, and an additional 5,129 shares in the first quarter of 2008.  All shares issued to Mr. Weber at the original closing and in post-closing adjustments were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because Mr. Weber was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2008:

First Quarter 2008 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	14,069	$20.95	13,264	$813,579
February	20,057	21.72	18,352	415,321
March	25,652	20.92	4,400	329,983
Total	59,778	21.20	36,016

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (805 shares); February – DRIP purchases (1,705 shares); March – DRIP purchases (20,531 shares), stock option exercises (721 shares).

2Share amounts listed in column C include only those shares repurchased under the company’s publicly-announced stock repurchase program in effect during such period, which during the first quarter of 2008 was the $6 million stock repurchase program authorized by the Board if Directors in April 2007 (the “2007 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2007 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect during the months indicated.  In April 2008 the Board authorized a new $5 million stock repurchase program, replacing the 2007 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Shareholders on April 30, 2008.  At the 2008 Annual Meeting, our shareholders elected four Class A director nominees with terms expiring in 2011 to the Board of Directors, approved our 2008 Long Term Incentive Plan, approved an amendment to our Directors’ Stock Plan authorizing  an additional 30,000 shares under the plan  and ratified the selection of the independent registered public accounting firm, KPMG LLP,  as our independent auditor for the fiscal year ending December 31, 2008.

The matters acted upon at the 2008 Annual Meeting, and the voting tabulation for each matter, are as follows:

Item 1:  The election of four (4) directors to Class A for a term of three (3) years or until their successors shall have been elected and qualified.

Class A Director Nominees:	Votes For:	Votes Withheld:
Kenneth C. Hopper, M.D.	8,629,189	329,156
Elizabeth O’C. Little	8,628,322	330,023
John J. Murphy	8,568,523	389,822
Richard J. Reisman, D.M.D.	8,652,667	305,678

Item 2:

The approval of the Arrow Financial Corporation 2008 Long-Term Incentive Plan, which is intended to succeed and replace the Arrow Financial Corporation 1998 Long-Term Incentive Plan.

Common Stock Voted On:	For	Against	Abstain	Broker Non-Votes
Long-Term Incentive Plan	6,508,855	540,237	119,992	1,789,261

Item 4.

Submission of Matters to a Vote of Security Holders (Continued)

Item 3:  The approval of an amendment to the Arrow Financial Corporation Directors’ Stock Plan which would authorize an additional 30,000 shares under the plan.

Common Stock Voted On:	For	Against	Abstain	Broker Non-Votes
Directors’ Stock Plan	6,483,951	584,181	100,952	1,789,260

Item 4:  The ratification of the selection of the independent registered public accounting firm, KPMG LLP, as the Company’s independent auditor for the fiscal year ending December 31, 2008.

Common Stock Voted On:	For	Against	Abstain	Broker Non-Votes
KPMG LLP	8,697,941	220,923	39,477	---

Item 5:  A shareholder proposal recommending that the Board of Directors initiate action to declassify the Board which would result in all directors serving one-year terms and stand for annual election, was not voted upon since neither the shareholder nor his representative attended the meeting to present the proposal.

Item 5.

Other Information  -  None

Item 6.

Exhibits

(a) Exhibits:

Exhibit 10.1	2008 Long-Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s filing on Form 8-K dated April 30, 2008 and filed May 6, 2008.
Exhibit 10.2	Directors Stock Plan of the Registrant, incorporated herein by reference from the Registrant’s filing on Form 8-K dated April 30, 2008 and filed May 6, 2008.
Exhibit 15	Awareness Letter
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 6, 2008	s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: May 6, 2008	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)