Form 10-Q
period 2008-06-30
ARROW FINANCIAL CORP
filed 2008-08-06
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class

Outstanding as of July 31, 2008

Common Stock, par value $1.00 per share

10,489,543

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2008

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$ 39,013	$ 35,289
Federal Funds Sold	---	16,000
Cash and Cash Equivalents	39,013	51,289
Securities Available-for-Sale	372,843	338,070
Securities Held-to-Maturity (Approximate Fair Value of $110,825 at June 30, 2008 and $114,977 at December 31, 2007)	111,289	114,611
Loans	1,062,999	1,038,844
Allowance for Loan Losses	(12,725)	(12,401)
Net Loans	1,050,274	1,026,443
Premises and Equipment, Net	16,492	16,728
Other Real Estate and Repossessed Assets, Net	295	152
Goodwill	14,726	14,614
Other Intangible Assets, Net	1,769	1,976
Other Assets	24,280	20,963
Total Assets	$1,630,981	$1,584,846
LIABILITIES
Deposits:
Demand	$ 194,188	$ 184,273
Regular Savings, N.O.W. & Money Market Deposit Accounts	637,270	590,383
Time Deposits of $100,000 or More	177,472	180,334
Other Time Deposits	240,122	249,210
Total Deposits	1,249,052	1,204,200
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	55,181	52,630
Other Short-Term Borrowings	576	1,089
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	22,092	24,671
Total Liabilities	1,506,901	1,462,590
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at June 30, 2008 and December 31, 2007)	14,729	14,729
Surplus	162,085	161,476
Retained Earnings	20,675	15,347
Unallocated ESOP Shares (122,207 Shares at June 30, 2008 and 109,885 Shares at December 31, 2007)	(2,572)	(2,042)
Accumulated Other Comprehensive Loss	(5,936)	(4,890)
Treasury Stock, at Cost (4,090,739 Shares at June 30, 2008 and 3,991,399 Shares at December 31, 2007)	(64,901)	(62,364)
Total Shareholders’ Equity	124,080	122,256
Total Liabilities and Shareholders’ Equity	$1,630,981	$1,584,846

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,490	$16,359	$33,197	$32,316
Interest-bearing Balances	---	---	7	---
Interest on Federal Funds Sold	94	240	414	491
Interest and Dividends on Securities Available-for-Sale	4,454	3,771	8,415	7,345
Interest on Securities Held-to-Maturity	1,077	1,039	2,164	2,073
Total Interest and Dividend Income	22,115	21,409	44,197	42,225

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,213	2,106	3,104	4,266
Other Deposits	4,203	5,578	9,169	10,792
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	192	348	442	669
Other Short-Term Borrowings	2	8	7	12
Federal Home Loan Bank Advances	1,858	1,593	3,703	3,160
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	283	351	621	699
Total Interest Expense	7,751	9,984	17,046	19,598
NET INTEREST INCOME	14,364	11,425	27,151	22,627
Provision for Loan Losses	248	92	538	186
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,116	11,333	26,613	22,441

NONINTEREST INCOME
Income from Fiduciary Activities	1,396	1,419	2,835	2,872
Fees for Other Services to Customers	2,195	2,062	4,076	3,944
Net Losses on Securities Transactions	(35)	---	(35)	---
Gain on Visa Stock Redemption	---	---	749	---
Gain on Sale of Premises	---	---	115	---
Insurance Commissions	499	462	1,047	963
Other Operating Income	126	228	241	404
Total Noninterest Income	4,181	4,171	9,028	8,183

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,996	5,439	12,028	10,756
Occupancy Expense of Premises, Net	882	831	1,775	1,643
Furniture and Equipment Expense	765	786	1,565	1,541
Other Operating Expense	2,766	2,517	5,220	4,994
Total Noninterest Expense	10,409	9,573	20,588	18,934

INCOME BEFORE PROVISION FOR INCOME TAXES	7,888	5,931	15,053	11,690
Provision for Income Taxes	2,452	1,721	4,636	3,349
NET INCOME	$ 5,436	$ 4,210	$10,417	$ 8,341

Average Shares Outstanding:
Basic	10,593	10,732	10,619	10,806
Diluted	10,650	10,804	10,673	10,885

Earnings Per Common Share:
Basic	$ .51	$ .39	$ .98	$ .77
Diluted	.51	.39	.98	.77

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	10,417	---	---	---	10,417
Amortization of Actuarial Loss (Pre-tax $222)	---	---	---	---	---	134	---	134
Amortization of Prior Service Credit (Pre-tax $106)	---	---	---	---	---	(64)	---	(64)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,848)	---	---	---	---	---	(1,116)	---	(1,116)
Comprehensive Income								9,371

Cash Dividends Paid, $.48 per Share	---	---	---	(5,089)	---	---	---	(5,089)
Stock Options Exercised (11,939 Shares)	---	---	60	---	---	---	100	160
Shares Issued Under the Directors’ Stock Plan (2,753 Shares)	---	---	39	---	---	---	23	62
Shares Issued Under the Employee Stock Purchase Plan (10,358 Shares)	---	---	133	---	---	---	87	220
Stock-Based Compensation Expense	---	---	57	---	---	---	---	57
Tax Benefit for Disposition of Stock Options	---	---	29	---	---	---	---	29
Acquisition by ESOP of Arrow Stock (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	222	---	470	---	---	692
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (129,519 Shares)	---	---	---	---	---	---	(2,790)	(2,790)
Balance at June 30, 2008	14,728,543	$14,729	$162,085	$20,675	$(2,572)	$(5,936)	$(64,901)	$124,080

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	8,341	---	---	---	8,341
Net Change in Income Tax Rates	---	---	---	---	---	(34)	---	(34)
Amortization of Actuarial Loss (Pre-tax $222)	---	---	---	---	---	134	---	134
Amortization of Prior Service Credit (Pre-tax $121)	---	---	---	---	---	(73)	---	(73)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,202)	---	---	---	---	---	(726)	---	(726)
Comprehensive Income								7,642

Cash Dividends Paid, $.466 per Share	---	---	---	(5,016)	---	---	---	(5,016)
Stock Options Exercised (24,107 Shares)	---	---	192	---	---	---	175	367
Shares Issued Under the Directors’ Stock Plan (3,392 Shares)	---	---	48	---	---	---	25	73
Shares Issued Under the Employee Stock Purchase Plan (11,739 Shares)	---	---	165	---	---	---	85	250
Stock-Based Compensation Expense	---	---	33	---	---	---	---	33
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (69,206 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (24,017 Shares)	---	---	215	---	320	---	---	535
Acquisition of Subsidiary (4,447 Shares)	---	---	79	---	---	---	32	111
Purchase of Treasury Stock (214,395 Shares)	---	---	---	---	---	---	(4,751)	(4,751)
Balance at June 30, 2007	14,299,556	$14,300	$151,688	$20,944	$(2,042)	$(8,664)	$(60,315)	$115,911

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2008	2007
Operating Activities:
Net Income	$10,417	$ 8,341
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	538	186
Depreciation and Amortization	1,358	1,519
Compensation Expense for Allocated ESOP Shares	222	215
Gains on the Sale of Securities Available-for-Sale	(4)	---
Losses on the Sale of Securities Available-for-Sale	39	---
Loans Originated and Held-for-Sale	(1,254)	(818)
Proceeds from the Sale of Loans Held-for-Sale	2,485	3,083
Net Gains on the Sale of Loans	(42)	(29)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(116)	(2)
Contributions to Pension Plans	(2,155)	(259)
Deferred Income Tax Expense (Benefit)	984	(15)
Stock-Based Compensation Expense	57	33
Shares Issued Under the Directors’ Stock Plan	62	73
Net Increase in Other Assets	(1,780)	(628)
Net Decrease in Other Liabilities	(2,354)	(389)
Net Cash Provided By Operating Activities	8,457	11,310
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	2,633	1,195
Proceeds from the Maturities and Calls of Securities Available-for-Sale	67,328	26,762
Purchases of Securities Available-for-Sale	(106,803)	(46,572)
Proceeds from the Maturities of Securities Held-to-Maturity	17,643	7,246
Purchases of Securities Held-to-Maturity	(14,410)	(10,543)
Net Increase in Loans	(25,913)	(11,654)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	699	413
Purchases of Premises and Equipment	(800)	(1,066)
Net Cash Used In Investing Activities	(59,623)	(34,219)
Financing Activities:
Net Increase in Deposits	44,852	18,770
Net Increase in Short-Term Borrowings	2,038	840
Federal Home Loan Bank Advances	---	10,000
Federal Home Loan Bank Repayments	---	(5,000)
Tax Benefit from Exercise of Stock Options	29	37
Purchases of Treasury Stock	(2,790)	(4,751)
Treasury Stock Issued for Stock-Based Plans	380	617
Acquisition of Unallocated Common Stock by the ESOP	(1,000)	(1,500)
Allocation of Common Stock Purchased by the ESOP	470	320
Cash Dividends Paid	(5,089)	(5,016)
Net Cash Provided By Financing Activities	38,890	14,317
Net Decrease in Cash and Cash Equivalents	(12,276)	(8,592)
Cash and Cash Equivalents at Beginning of Period	51,289	43,995
Cash and Cash Equivalents at End of Period	$39,013	$35,403
Supplemental Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$18,692	$17,906
Income Taxes	5,760	5,902
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	355	279
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	(1,116)	(726)
Shares Issued for CFG Acquisition	112	111
Change in Pension Liability Recognized in Other Comprehensive Income	70	27

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2008

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying Unaudited Consolidated Interim Financial Statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007; the results of operations for the three-month and six-month periods ended June 30, 2008 and 2007; the changes in shareholders’ equity for the six-month periods ended June 30, 2008 and 2007; and the cash flows for the six-month periods ended June 30, 2008 and 2007.  All such adjustments are of a normal recurring nature. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2007, included in Arrow’s 2007 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2008 and December 31, 2007:

	2008	2007
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,783)	$(4,853)
Net Unrealized Securities Holding Losses	(1,153)	(37)
Total Accumulated Other Comprehensive Loss	$(5,936)	$(4,890)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2008 and 2007:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2008:
Basic EPS	$5,436	10,593	$.51
Dilutive Effect of Stock Options	---	57
Diluted EPS	$5,436	10,650	$.51
For the Three Months Ended June 30, 2007:
Basic EPS	$4,210	10,732	$.39
Dilutive Effect of Stock Options	---	72
Diluted EPS	$4,210	10,804	$.39

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2008:
Basic EPS	$10,417	10,619	$.98
Dilutive Effect of Stock Options	---	54
Diluted EPS	$10,417	10,673	$.98
For the Six Months Ended June 30, 2007:
Basic EPS	$8,341	10,806	$.77
Dilutive Effect of Stock Options	---	79
Diluted EPS	$8,341	10,885	$.77

4.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service Cost	$248	$281	$ 41	$ 39
Interest Cost	404	522	97	87
Expected Return on Plan Assets	(626)	(781)	---	---
Amortization of Prior Service Credit	(23)	(30)	(30)	(44)
Amortization of Net Loss	86	95	25	39
Net Periodic Benefit Cost	$ 89	$ 87	$133	$121

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service Cost	$ 527	$ 497	$ 87	$ 83
Interest Cost	860	811	204	192
Expected Return on Plan Assets	(1,251)	(1,223)	---	---
Amortization of Prior Service Credit	(46)	(60)	(59)	(59)
Amortization of Net Loss	172	162	49	59
Net Periodic Benefit Cost	$ 262	$ 187	$281	$275

We made a $2,000 contribution to our qualified pension plan and a $155 contribution to our non-qualified defined benefit pension plan in the first quarter of 2008.  The expected contribution for the nonqualified pension plan is $310 for all of 2008.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution for our postretirement benefit plan is estimated to be $293 for the 2008 year.

5.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 1998 Long-Term Incentive Plan, we granted options to purchase 44,500 shares of our common stock in 2007.  No stock options have been granted in 2008, to date, under the shareholder approved 2008 Long-Term Incentive Plan, which authorized a maximum of 300,000 shares.  The weighted-average fair value of options granted during 2007 was $4.37.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.34%; expected volatility - 27.3%; risk free interest rate – 3.77%; and an expected life of 8.09 years.  The fair value of our grants is expensed over the four year vesting period.  The expense for the second quarter of 2008 and 2007 was $28 and $16, respectively.  The expense for the first six months of 2008 and 2007 was $57 and $33, respectively.

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

The following table presents the activity in Arrow’s stock option plans for the first six months of 2008 and 2007:

	2008		2007
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	519,557	$20.77	551,154	$20.01
Granted	---	---	---	---
Exercised	(11,939)	13.43	(24,107)	15.24
Forfeited	(1,450)	25.86	(1,524)	25.54
Outstanding at June 30	506,168	20.93	525,523	20.21
Exercisable at June 30	426,806	20.59	479,081	19.83

6.   Guarantees

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $10.5 million of standby letters of credit on June 30, 2008, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at June 30, 2008 was insignificant.

7.  Fair Value Disclosures and Fair Value Option (In Thousands)

We adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements” (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy under SFAS No. 157 are:

•

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” became effective January 1, 2008 for the Company.  We did not elect to measure any eligible items at fair value at that date.

The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2008 were securities available-for-sale:

		Fair Value Measurements at Reporting Date Using:
Description	6/30/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available-for Sale	$372,843	$10,875	$361,968	---

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  We do not hold, nor have we ever invested in, any auction rate investment securities.  The only asset or liability that Arrow measured at fair value on a nonrecurring basis was other real estate owned:

7.  Fair Value Disclosures and Fair Value Option, continued

		Fair Value Measurements Using:
Description	Period Ended 6/30/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other Real Estate Owned	$68	---	$68	---	---

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

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2008.

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

Accordingly, we have a remaining liability of $294 included as a component of other liabilities in the consolidated balance sheet as of June 30, 2008, representing our estimate of the fair value of potential losses related to the remaining covered litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years or the settlement of litigation indemnified by member banks.  However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

9.  Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations."  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141 is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.

9.  Recently Issued Accounting Pronouncements, continued

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2008, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

August 5, 2008

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2008

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 275 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s (“FRB”) most recent “Bank Holding Company Performance Report” as of March 31, 2008.  Unless otherwise specified, the peer group data contained herein has been derived from the FRB’s March 31, 2008 Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	23	2nd paragraph
	23	Last paragraph
	26	2nd paragraph
Change in the level of loan losses and nonperforming loans and assets	27	1st paragraph
	27	4th paragraph
	28	5th paragraph
Future level of residential real estate loans	25	3rd paragraph
Impact of competition for indirect loans	25	2nd paragraph in section
Liquidity	30	Last paragraph

These statements are not guaranteed of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, including unanticipated fluctuations in interest rates or in levels of business activity generally; new developments in state and federal regulation; enhanced competition; emerging technologies; loss of key personnel; unanticipated business opportunities; and similar uncertainties inherent in banking operations or business generally.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2007.

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

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

Per share amounts have been restated for the September 2007 3% stock dividend.

	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Net Income	$5,436	$4,981	$4,481	$4,510	$4,210

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation[1]	$---	$185	$(362)	$---	$---
Gain on Redemption of Visa Inc. Class B Shares[1]	---	452	---	---	---
Net Securities Losses	(21)	---	---	---	---
Net Gain on the Sale of Premises	---	69	---	---	---
Net Gain on Sales of Loans	19	5	5	2	14
Net Loss on the Sale of Other Real Estate Owned	---	---	(5)	---	---

Period End Shares Outstanding	10,516	10,637	10,627	10,612	10,689
Basic Average Shares Outstanding	10,593	10,645	10,619	10,628	10,732
Diluted Average Shares Outstanding	10,650	10,694	10,682	10,697	10,804
Basic Earnings Per Share	.51	$.47	$.42	$.42	$.39
Diluted Earnings Per Share	.51	.47	.42	.42	.39
Cash Dividends Per Share	.24	.24	.24	.23	.23
Stock Dividends	---	---	---	3%	---

Average Assets	$1,625,093	$1,606,082	$1,601,053	$1,566,329	$1,539,278
Average Equity	126,177	124,686	120,433	116,362	116,998
Return on Average Assets	1.35%	1.25%	1.11%	1.14%	1.10%
Return on Average Equity	17.33	16.07	14.76	15.38	14.43

Average Earning Assets	$1,548,365	$1,530,061	$1,526,148	$1,494,744	$1,469,060
Average Paying Liabilities	1,288,047	1,272,871	1,265,765	1,231,812	1,218,644
Interest Income, Tax-equivalent [2]	22,861	22,832	23,171	22,669	22,126
Interest Expense	7,751	9,295	10,413	10,272	9,984
Net Interest Income, Tax-equivalent [2]	15,110	13,537	12,758	12,397	12,142
Tax-equivalent Adjustment	746	750	740	748	717
Net Interest Margin [2]	3.92%	3.56%	3.32%	3.29%	3.32%
Efficiency Ratio Calculation:[2]
Noninterest Expense	$10,409	$10,179	$ 9,773	$ 9,223	$ 9,573
Less: Intangible Asset Amortization	(86)	(96)	(96)	(96)	(96)
Net Noninterest Expense	$10,323	$10,083	$ 9,677	$ 9,127	$ 9,477
Net Interest Income, Tax-equivalent [2]	$15,110	$13,537	$12,758	$12,397	$12,142
Noninterest Income	4,181	4,847	4,016	4,089	4,171
Less: Net Securities Losses (Gains)	35	(749)	---	---	---
Net Gross Income	$19,326	$17,635	$16,774	$16,486	$16,313
Efficiency Ratio [2]	53.42%	57.18%	57.69%	55.36%	58.10%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.45%	8.54%	8.37%	8.39%	8.51%
Total Shareholders’ Equity (i.e. Book Value)	$124,080	$127,051	$122,256	$118,874	$115,911
Book Value per Share	11.80	11.94	11.50	11.20	10.84
Intangible Assets	16,495	16,593	16,590	16,699	16,808
Tangible Book Value per Share[2]	10.23	10.38	9.94	9.63	9.27
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.00%	.08%	.05%	.04%	.03%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.09	.11	.07	.05	.04
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.20	1.20	1.19	1.19	1.21
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	502.17	407.05	567.81	610.64	614.22
Nonperforming Loans as a Percentage of Loans, Period-end	.24	.29	.21	.20	.20
Nonperforming Assets as a Percentage of Total Assets, Period-end	.17	.20	.15	.13	.15

1 See Note 8 to the Unaudited Consolidated Financial Statements on page 11

2 See “Use of Non-GAAP Financial Measures” on page 15.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and Per Share amounts have been restated for the September 2007 3% stock dividend.

	Jun 2008	Jun 2007
Net Income	$10,417	$8,341

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation[1]	$185	$---
Gain on Redemption of Visa Inc. Class B Shares[1]	452	---
Net Securities Losses	(21)	---
Net Gain on the Sale of Premises	69	---
Net Gain on Sales of Loans	24	17
Net Gain on the Sale of Other Real Estate Owned	---	3

Period End Shares Outstanding	10,516	10,689
Basic Average Shares Outstanding	10,619	10,806
Diluted Average Shares Outstanding	10,673	10,885
Basic Earnings Per Share	.98	.77
Diluted Earnings Per Share	.98	.77
Cash Dividends	.48	.47

Average Assets	$1,615,592	$1,532,389
Average Equity	125,436	117,761
Return on Average Assets	1.30%	1.10%
Return on Average Equity	16.70	14.28

Average Earning Assets	$1,539,213	$1,462,574
Average Paying Liabilities	1,280,459	1,210,662
Interest Income, Tax-equivalent [2]	45,693	43,657
Interest Expense	17,046	19,598
Net Interest Income, Tax-equivalent [2]	28,647	24,059
Tax-equivalent Adjustment	1,496	1,432
Net Interest Margin [2]	3.74%	3.32%
Efficiency Ratio Calculation [2]
Noninterest Expense	$20,588	$18,934
Less: Intangible Asset Amortization	(182)	(202)
Net Noninterest Expense [2]	20,406	18,732
Net Interest Income, Tax-equivalent	28,647	24,059
Noninterest Income	9,028	8,183
Plus Net Securities Gains	(714)	---
Net Gross Income, Adjusted [2]	36,961	32,242
Efficiency Ratio [2]	55.21%	58.10%

Tier 1 Leverage Ratio	8.45%	8.51%
Total Shareholders’ Equity (i.e. Book Value)	$124,080	$115,911
Book Value per Share	11.80	11.17
Intangible Assets	16,495	16,808
Tangible Book Value per Share	10.23	9.55

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.03%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.10	.04
Allowance for Loan Losses as a Percentage of Period-end Loans	1.20	1.21
Allowance for Loan Losses as a Percentage of Nonperforming Loans	502.17	614.22
Nonperforming Loans as a Percentage of Period-end Loans	.24	.20
Nonperforming Assets as a Percentage of Period-end Total Assets	.17	.15

1 See Note 8 to the Unaudited Consolidated Financial Statements on page 11

2 See “Use of Non-GAAP Financial Measures” on page 15.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 15)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 17,845	$ 94	2.12%	$ 18,346	$ 240	5.25%

Securities Available-for-Sale:
Taxable	338,160	4,208	5.00	304,762	3,544	4.66
Non-Taxable	26,306	373	5.70	22,634	346	6.13
Securities Held-to-Maturity:
Taxable	278	4	5.79	314	4	5.11
Non-Taxable	112,973	1,618	5.76	108,517	1,551	5.73

Loans	1,052,803	16,564	6.33	1,014,487	16,441	6.50

Total Earning Assets	1,548,365	22,861	5.94	1,469,060	22,126	6.04

Allowance For Loan Losses	(12,570)			(12,315)
Cash and Due From Banks	33,378			32,297
Other Assets	55,920			50,236
Total Assets	$1,625,093			$1,539,278

Deposits:
Interest-Bearing NOW Deposits	$ 370,458	1,269	1.38	$ 305,409	1,663	2.18
Regular and Money Market Savings	284,695	883	1.25	268,823	993	1.48
Time Deposits of $100,000 or More	156,850	1,213	3.11	175,550	2,106	4.81
Other Time Deposits	238,297	2,051	3.46	265,056	2,922	4.42
Total Interest-Bearing Deposits	1,050,300	5,416	2.07	1,014,838	7,684	3.04

Short-Term Borrowings	55,798	194	1.40	49,317	356	2.90
Long-Term Debt	181,949	2,141	4.73	154,489	1,944	5.05
Total Interest-Bearing Liabilities	1,288,047	7,751	2.42	1,218,644	9,984	3.29

Demand Deposits	188,949			181,282
Other Liabilities	21,920			22,354
Total Liabilities	1,498,916			1,422,280
Shareholders’ Equity	126,177			116,998
Total Liabilities and Shareholders’ Equity	$1,625,093			$1,539,278

Net Interest Income (Tax-equivalent Basis)		15,110			12,142
Net Interest Spread			3.52			2.75
Net Interest Margin			3.92			3.32

Reversal of Tax-equivalent Adjustment		(746)	(.19)		(717)	(.20)
Net Interest Income, As Reported		$14,364			$11,425

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 15)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 29,771	$ 414	2.80%	$ 18,859	$ 491	5.25%
Interest-bearing Balances	541	7	2.60	---	---	---
Securities Available-for-Sale:
Taxable	323,822	7,927	4.92	299,933	6,883	4.63
Non-Taxable	25,450	744	5.88	22,760	699	6.19
Securities Held-to-Maturity:
Taxable	282	7	4.99	318	8	5.07
Non-Taxable	113,490	3,245	5.75	108,158	3,095	5.77

Loans	1,045,857	33,349	6.41	1,012,546	32,481	6.47

Total Earning Assets	1,539,213	45,693	5.97	1,462,574	43,657	6.02

Allowance For Loan Losses	(12,489)			(12,307)
Cash and Due From Banks	33,105			32,183
Other Assets	55,763			49,939
Total Assets	$1,615,592			$1,532,389

Deposits:
Interest-Bearing NOW Deposits	$ 354,879	2,698	1.53	$ 299,020	3,091	2.08
Regular and Money Market Savings	275,203	1,804	1.32	268,350	1,954	1.47
Time Deposits of $100,000 or More	172,230	3,104	3.62	178,884	4,266	4.81
Other Time Deposits	243,383	4,667	3.86	262,500	5,747	4.41
Total Interest-Bearing Deposits	1,045,695	12,273	2.36	1,008,754	15,058	3.01

Short-Term Borrowings	53,789	449	1.68	47,773	681	2.87
Long-Term Debt	180,975	4,324	4.80	154,135	3,859	5.05
Total Interest-Bearing Liabilities	1,280,459	17,046	2.68	1,210,662	19,598	3.26

Demand Deposits	185,533			180,536
Other Liabilities	24,164			23,430
Total Liabilities	1,490,156			1,414,628
Shareholders’ Equity	125,436			117,761
Total Liabilities and Shareholders’ Equity	$1,615,592			$1,532,389

Net Interest Income (Tax-equivalent Basis)		28,647			24,059
Net Interest Spread			3.29			2.76
Net Interest Margin			3.74			3.32

Reversal of Tax-equivalent Adjustment		(1,496)	(.20)		(1,432)	(.20)
Net Interest Income, As Reported		$27,151			$22,627

OVERVIEW

We reported earnings of $5.436 million for the second quarter of 2008, an increase of $1.2 million, or 29.1%, as compared to $4.210 million for the second quarter of 2007.  Diluted earnings per share were $.51 and $.39 for the respective quarters.  For the first six months of 2008 we reported earnings of $10.417 million, an increase of $2.1 million, or 24.9%, as compared to $8.341 million for the first six months of 2007.   Diluted earnings per share were $.98 and $.77 for the respective 2008 and 2007 six-month periods.

For both the quarterly and year-to-date periods, an increase in our net interest income was the most significant factor leading to the increase to our net income.  This was primarily attributable to the positive impact on our net interest margin of falling short-term interest rates while longer-term rates remained relatively stable (i.e., the re-emergence of an upward-sloping yield curve), which resulted in a significant decrease in our cost of funds but a much smaller decrease in the rate we earned on our assets (loans and investments).  Also, in the first quarter of 2008, as we reported in our Form 10-Q for that quarter, we experienced a positive impact on our earnings from Visa, Inc.’s IPO derived from the redemption of a portion of our holdings of Visa’s Class B Stock (see Note 8 to the unaudited consolidated interim financial statements in this Report).  This transaction had a $.06 positive impact on our diluted earnings per share for the June 2008 six-month period.

With our improvement in earnings, we experienced a significant increase year-over-year to both our return on average assets and return on average equity.  The return on average assets for the second quarter of 2008 was 1.35%, compared to 1.10% for the second quarter of 2007, an increase of 25 basis points, or 22.7%.  The return on average equity for the second quarter of 2008 was 17.33%, compared to 14.43% for the second quarter of 2007, an increase of 290 basis points, or 20.1%.  For the first six months of 2008 the return on average assets was 1.30%, compared to 1.10% for the 2007 six-month period.  The return on average equity for the first six months of 2008 was 16.70%, compared to 14.28% for the prior year period, an increase of 242 basis points, or 16.9%.

For the second quarter of 2008, the net interest margin was 3.92%, an increase of 60 basis points from the second quarter of 2007 when our margin was 3.32%.   Our net interest income was also enhanced by a $79.3 million, or a 5.4% growth in average earning assets between the two quarters.  Importantly, during a period of widespread erosion on the quality of assets held by U.S. financial institutions generally, our asset quality has remained strong through June 30, 2008, with continuing low levels of nonperforming assets and net charge-offs.

Total assets were $1.63 billion at June 30, 2008, which represented an increase of $46.1 million, or 2.9%, from December 31, 2007, and an increase of $89.0 million, or 5.8%, above the level at June 30, 2007.

Total shareholders’ equity was $124.1 million at June 30, 2008, an increase of $1.8 million, or 1.5%, from December 31, 2007.   The increase in total shareholders’ equity was primarily attributable to an increase in retained earnings, offset in part by repurchases of our common stock, our guarantee of a loan to our Employee Stock Ownership Plan (ESOP) (which requires a reduction to shareholders’ equity for the shares that have not been yet been allocated to employees) and an increase in the unrealized holding losses, net of tax, on securities in the available-for-sale portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2008 both our banks qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
Selected Balance Sheet Data:	Jun 2008	Dec 2007	Jun 2007	From Dec	From Jun	From Dec	From Jun
Federal Funds Sold	$ ---	$ 16,000	$ 2,000	$(16,000)	$(2,000)	(100.0)%	(100.0)%
Securities Available-for-Sale	372,843	338,070	333,015	34,773	39,828	10.3	12.0
Securities Held-to-Maturity	111,289	114,611	111,683	(3,322)	(394)	(2.9)	(0.4)
Loans (1)	1,062,999	1,038,844	1,017,989	24,155	45,010	2.3	4.4
Allowance for Loan Losses	12,725	12,401	12,315	324	410	2.6	3.3
Earning Assets (1)	1,547,131	1,507,525	1,464,687	39,606	82,444	2.6	5.6
Total Assets	1,630,981	1,584,846	1,541,933	46,135	89,048	2.9	5.8

Demand Deposits	$ 194,188	$ 184,273	$ 187,306	$ 9,915	$ 6,882	5.4	3.7
NOW, Regular Savings & Money Market Deposit Accounts	637,270	590,383	563,724	46,887	73,546	7.9	13.0
Time Deposits of $100,000 or More	177,472	180,334	191,809	(2,862)	(14,337)	(1.6)	(7.5)
Other Time Deposits	240,122	249,210	262,328	(9,088)	(22,206)	(3.6)	(8.5)
Total Deposits	$1,249,052	$1,204,200	$1,205,167	$44,852	$43,885	3.7	3.6
Short-Term Borrowings	55,757	53,719	49,164	2,038	6,593	3.8	13.4
Federal Home Loan Bank Advances:
Term Advances	160,000	160,000	130,000	---	30,000	0.0	23.1
Shareholders' Equity	124,080	122,256	115,911	1,824	8,169	1.5	7.0

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

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.  As discussed under “Changes in Sources of Funds,” below, our increase in overall deposit balances in the first six months of 2008 was largely due to an increase in our municipal deposits over this period, particularly in the second quarter.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments and hence our earnings level is affected by the shape of the yield curve.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  During the recent sharp decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008, the yield curve returned to its traditional upward slope as longer-term rates tended to resist any comparable downward movement.  This upward slope continued throughout the second quarter of 2008.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $44.9 million, or 3.7%, from December 31, 2007 to June 30, 2008.  This increase was primarily attributable to a $39.2 million increase in period-end municipal balances.  Short-term borrowings increased by $2.0 million and FHLB advances remained unchanged.

Changes in Earning Assets:  Our loan portfolio increased by $24.2 million, or 2.3%, from December 31, 2007 to June 30, 2008.  We experienced the following trends in our three largest segments:

1.

Indirect loans – a $6.0 million, or 1.8%, decrease in the level of indirect loans during the first six months of 2008, reflecting an 8.7% decrease in the level of originations from the first six months of 2007.  Originations of approximately $73 million were more than offset by approximately $79 million of prepayments and normal amortization.

2.

Residential real estate loans – an increase of $8.7 million from December 31, 2007 to June 30, 2008, as originations of approximately $31 million exceeded prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment increased $24.8 million reflecting continued moderate to strong demand for commercial lending.

During the six month period, funds not committed to loan originations were primarily placed in available-for-sale securities (up $34.8 million, or 10.3%, from year-end).

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Demand Deposits	$ 188,949	$ 182,118	$ 190,002	$ 194,628	$ 181,282
Interest-Bearing Demand Deposits	370,458	339,296	353,655	310,219	305,409
Regular and Money Market Savings	284,695	265,712	263,784	263,620	268,823
Time Deposits of $100,000 or More	156,850	187,610	174,915	189,685	175,550
Other Time Deposits	238,297	248,471	250,260	257,056	265,056
Total Deposits	$1,239,249	$1,223,207	$1,232,616	$1,215,208	$1,196,120

Percentage of Average Quarterly Deposits

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Demand Deposits	15.2%	14.9%	15.4%	16.0%	15.2%
Interest-Bearing Demand Deposits	29.9	27.8	28.7	25.5	25.5
Regular and Money Market Savings	23.0	21.7	21.4	21.7	22.5
Time Deposits of $100,000 or More	12.7	15.3	14.2	15.6	14.7
Other Time Deposits	19.2	20.3	20.3	21.2	22.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first two quarters of 2008 as the average balance decreased $9.4 million, or 0.8%, from the fourth quarter of 2007 to the first quarter of 2008.  However, the average deposit balances for the second quarter of 2008 increased $16.0 million, or 1.3%, from the first quarter of 2008.  We did not acquire any branches during the past five quarters, but did open an additional branch in Plattsburgh during the first quarter of 2007.  During the first two quarters of 2008, as the rates we paid on deposits decreased significantly across all types of deposits, we experienced a shift from time deposits to shorter-maturity deposits, primarily to NOW accounts in the case of municipal deposits and primarily to savings accounts in the case of individual depositors.

Quarterly Cost of Deposits

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.38	1.69	2.34	2.16	2.18
Regular and Money Market Savings	1.25	1.39	1.52	1.51	1.48
Time Deposits of $100,000 or More	3.11	4.05	4.60	4.88	4.81
Other Time Deposits	3.46	4.23	4.42	4.41	4.42
Total Deposits	1.76	2.25	2.55	2.57	2.58

Impact of Interest Rate Changes 2003 – 2008

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Rates 2003 – 2008.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to an almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  In mid-2004, the Fed reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  Rates paid by banks on short-term deposits similarly increased during this period.  From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate.  By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, lowered the targeted federal funds rate by an additional 225 basis points, to 2.00%.  We began to see an immediate impact in the reduced cost of our deposits, which we expect will moderate into a more gradual reduction as maturing time deposits reprice.  We also expect that our loan yields will decline, but that decrease may not be as sizable as the reduction in our cost of deposits, if mid- to long-term rates do not fall as quickly or to the extent that short-term rates fall.

Flattening of the Yield Curve 2005 – 2007.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward curve but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  Unusually, in late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.

Recent Return to Normal Yield Curve.  Only at the end of the second quarter of 2007 did the yield on longer-term securities begin to increase over short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Market perceptions and expectations are now changing regarding the need to price more risk into long-term debt, long-term rates may be expected to remain steady, or perhaps even rise, even though short-term rates have now begun to drop sharply.  Thus, the yield curve may continue to reflect its more traditional shape for some time.  Even lending institutions such as ours that have avoided subprime and have enjoyed continued high credit quality in recent periods may nevertheless experience pressure on credit quality in upcoming periods, especially if the national or regional economy continues to weaken.  No assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings are currently diminishing across the U.S. economy.

Effect of Rate Changes on Margin.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing short-term market rates began to decline and our margin increased, and during the mid-2003 to 2004 period, when rates began to increase and our margins experienced a negative effect.  In 2005 through mid-2007, however, even as the Fed held rates steady, our net interest margin continued to suffer as a result of the flattening yield curve.  Nevertheless, the usual trend, of improving margins during periods when prevailing short-term rates start to decrease, may be expected to have a beneficial impact on our net interest margins and financial results in upcoming periods, subject to the uncertain state of the national economy.

 Changes in Our Margins 2004 – 2008.  In the 2004 to mid-2007 period, our margin steadily decreased, initially, because of an increase in short-term interest rates and, subsequently, due to a flattening yield curve.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%.  The margin for the first two quarters and last quarter of 2007 was 3.32%.  Our margin temporarily decreased to 3.29% for the third quarter of 2007, primarily due to an increase in seasonal higher-costing municipal deposits, but since September 30, 2007 our margin has steadily improved, principally due to the fact the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  The dramatic reduction in short-term interest rates since September 2007 had an immediate and significant positive impact on our net interest income and net interest margin in the first two quarters of 2008.  Net interest margin for the 2008 first quarter was 3.56%, an increase of 24 basis points from the previous quarter, and then increased by another 36 basis points to 3.92% for the second quarter of 2008.

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

The $20 million of trust preferred securities identified on our consolidated balance sheet as of June 30, 2008 (referred to as “Junior Subordinated Obligations to Unconsolidated Subsidiary Trusts”) qualify as regulatory capital under the bank regulators’ capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 28 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Commercial and Commercial Real Estate	$ 292,869	$ 277,003	$ 273,068	$ 265,060	$ 265,076
Residential Real Estate	326,003	322,819	318,883	315,576	313,239
Home Equity	47,895	46,535	46,152	45,864	47,065
Indirect Consumer Loans	332,458	337,060	342,595	339,955	335,318
Other Consumer Loans [1]	53,578	55,493	55,963	54,944	53,789
Total Loans	$1,052,803	$1,038,910	$1,036,661	$1,021,399	$1,014,487

Percentage of Quarterly Average Loans

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Commercial and Commercial Real Estate	27.8%	26.7%	26.3%	25.9%	26.1%
Residential Real Estate	31.0	31.1	30.8	30.9	30.9
Home Equity	4.5	4.5	4.4	4.5	4.6
Indirect Consumer Loans	31.6	32.4	33.1	33.3	33.1
Other Consumer Loans	5.1	5.3	5.4	5.4	5.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  During the second half of 2007 and through the first two quarters of 2008, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In recent months, as real estate values have continued to fall in most areas of the U.S., problems have spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2007 and first two quarters of 2008 as a result of their origination or investment in those kinds of loans or securities.

Through mid-year 2008, we have not experienced any significant deterioration in of our loan or investment portfolios.  We have not engaged in subprime mortgage lending as a business line and we have not purchased any subprime mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values as other parts of the U.S., may be the reason that we have not experienced any significant deterioration in our loan portfolio through mid-year 2008.

If, however, as a result of continuing weakness in the housing markets or for other reasons, including recent inflationary trends in food and fuel prices, the U.S. economy or our local economy should substantially weaken in upcoming periods, we can give no assurances about the continuing high quality of our loan portfolio and we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During 2008, the $31.1 million of new residential real estate loan originations offset normal principal amortization and prepayments on pre-existing loans.    We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the economy or local real estate market suffers a major downturn and the demand for residential real estate loans in our service area decreases, our portfolio also may decrease, which may negatively impact our financial performance.

Indirect Loans: In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on indirect (auto) loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.

At June 30, 2008, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if auto manufacturers and their finance affiliates persist in offering heavily subsidized financing programs and the auto market remains weak, our indirect loan portfolio is likely to continue to experience rate pressure and limited, if any, overall growth, either in real terms or as a percentage of the total portfolio.  Moreover, if the national or regional economy weakens substantially in upcoming periods, we may experience not only a weakened demand for indirect loans but also a weakened quality within the portfolio, which could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced moderate to strong demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during the second quarter of 2008 as the average balance in this category grew $15.9 million from the prior quarter’s average.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although both the demand for such loans as well as the quality of the portfolio may be negatively affected if the national or regional economy weakens in upcoming periods.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Commercial and Commercial Real Estate	6.74%	7.13%	7.15%	7.26%	7.31%
Residential Real Estate	6.07	6.08	6.01	6.03	6.02
Home Equity	5.24	6.84	7.33	7.82	7.77
Indirect Consumer Loans	6.22	6.20	6.20	6.05	6.00
Other Consumer Loans	7.30	7.33	7.35	7.35	7.29
Total Loans	6.33	6.50	6.50	6.51	6.50

In the second quarter of 2008, the average yield on our loan portfolio declined by 17 basis points, from 6.50% to 6.33%, in response to the Federal Reserve’s dramatic lowering of short-term interest rates.  However, this decrease in average yield was not nearly as pronounced as the decline in our cost of funds during the quarter; the average rate paid by us on deposits in the second quarter dropped by 49 basis points, from 2.25% to 1.76%.  The two principal areas of loan repricing during the quarter were, first, commercial and commercial real estate loans, the rates on which by agreement with the borrowers typically rise and fall with an underlying index rate such as prime, and second, home equity loans, the rates on which also typically adjust with changes in an underlying index rate.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets is  impacted by changes in prevailing interest rates, as previously discussed in this Report on page 23 under the heading "Impact of Interest Rate Changes 2003 - 2008."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Jun 2008	Mar 2008	Dec 2007	Sep 2007	Jun 2007
Loan Balances:
Period-End Loans	$1,062,999	$1,043,732	$1,038,844	$1,034,548	$1,017,989
Average Loans, Year-to-Date	1,045,857	1,038,910	1,020,856	1,015,529	1,012,546
Average Loans, Quarter-to-Date	1,052,803	1,038,910	1,036,661	1,021,399	1,014,487
Period-End Assets	1,630,981	1,628,592	1,584,846	1,577,049	1,541,933

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,401	$12,401	$12,278	$12,278	$12,278
Provision for Loan Losses, YTD	538	290	513	322	186
Loans Charged-off, YTD	(563)	(295)	(830)	(610)	(426)
Recoveries of Loans Previously Charged-off	349	84	440	351	277
Net Charge-offs, YTD	(214)	(211)	(390)	(259)	(149)
Allowance for Loan Losses, End of Period	$12,725	$12,480	$12,401	$12,341	$12,315

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,480	$12,401	$12,341	$12,315	$12,298
Provision for Loan Losses, QTD	248	290	191	136	92
Loans Charged-off, QTD	(268)	(295)	(220)	(185)	(214)
Recoveries of Loans Previously Charged-off	265	84	89	75	139
Net Charge-offs, QTD	(3)	(211)	(131)	(110)	(75)
Allowance for Loan Losses, End of Period	$12,725	$12,480	$12,401	$12,341	$12,315

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$1,941	$2,060	$1,939	$1,900	$1,883
Loans Past due 90 Days or More
and Still Accruing Interest	593	1,006	245	121	122
Total Nonperforming Loans	2,534	3,066	2,184	2,021	2,005
Repossessed Assets	53	25	63	63	62
Other Real Estate Owned	242	149	89	26	200
Total Nonperforming Assets	$2,829	$3,240	$2,336	$2,110	$2,267

Asset Quality Ratios:
Allowance to Nonperforming Loans	502.17%	407.05%	567.81%	610.64%	614.22%
Allowance to Period-End Loans	1.20	1.20	1.19	1.19	1.21
Provision to Average Loans (Quarter)	0.09	0.11	0.07	0.05	0.04
Provision to Average Loans (YTD)	0.10	0.11	0.05	0.04	0.04
Net Charge-offs to Average Loans (Quarter)	0.00	0.08	0.05	0.04	0.03
Net Charge-offs to Average Loans (YTD)	0.04	0.08	0.04	0.03	0.03
Nonperforming Loans to Total Loans	0.24	0.29	0.21	0.20	0.20
Nonperforming Assets to Total Assets	0.17	0.20	0.15	0.13	0.15

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the second quarter of 2008, we made a provision for loan losses of $248,000 following a provision of $290,000 in the first quarter of 2008.  In the comparable periods of 2007, we made provisions of $92,000 (2nd quarter) and $94,000 (1st quarter).  The increases in the 2008 provisions were primarily attributable to the perceived negative impact on the portfolio of the recent softening, and further softening in the national economy which may eventually have a greater impact on our local economy.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

Under our SFAS No. 5 analysis, we group homogeneous loans by type, each with its own estimated loss rate.  Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of June 30, 2008.  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have experienced only two significant losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year, which makes this the most complex category of loans in our loss analysis.

Our net charge-offs for each of the five years ended December 31, 2007 were at or near our historical lows.  Net charge-offs as a percentage of average loans ranged from .04% to .10% for these years and in 2007 the ratio was .04%.  In earlier periods (i.e., preceding 2003) our ratio was significantly higher, although generally below the ratios experienced by our peer groups during comparable periods.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32%.

In the first quarter of 2008, our net charge-offs increased to $211,000, from $131,000 in the fourth quarter of 2007.  Consequently, our loss ratio (annualized) also increased slightly, to .08%, from .05% in the fourth quarter of 2007, but that ratio was still very good by industry standards.  The loss ratio (annualized) for bank holding companies in our peer group was .24% for the quarter ended March 31, 2008.  This peer group loss ratio has ranged from .13% to .30% in the past five years (2003-2007).

In the second quarter of 2008, our net charge-offs were only $3,000, or .001% of average loans (annualized), as our gross charge-offs of $268,000 were nearly fully offset by recoveries of $265,000, primarily due to one unexpected recovery from our former Vermont operations.  Absent this unexpected recovery, our quarterly loss ratio would have been .07%, down slightly from the first quarter of 2008.

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

•

Changes in the experience, ability, and depth of our lending management and other relevant staff

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assign a loss factor for each of the qualitative categories, above, and for historical credit losses.  To date in 2008, we have not changed either the way we assign loans to pools or our risk-rating methodology.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.

Risk Elements

Our nonperforming assets at June 30, 2008 amounted to $2.8 million, an increase of $493 thousand, or 21.1%, from the December 31, 2007 total, and an increase of $562 thousand, or 24.8%, from the June 30, 2007 total.  In both comparisons the change was primarily attributable to an increase in the second quarter of 2008 of loans classified as 90 days past due and still accruing interest.  However, our level of nonperforming assets at June 30, 2008 was down by 12.5% from the level at the prior quarter end ($3.2 million) and our ratio of nonperforming assets to total assets at June 30, 2008 (.17%) was below the ratio at the prior quarter end of .20% and significantly lower that the 1.24% ratio for our peer group at March 31, 2008.  In the first quarter of 2008, the peer group ratio increased significantly, by 28 basis points, from .96% at December 31, 2007.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $6.6 million and represented 0.62% of loans outstanding at that date, an increase of $.2 million from the $6.4 million of such loans at June 30, 2007, which represented 0.63% of loans then outstanding.  These other non-current loans past due 30 to 89 days at June 30, 2008 were composed of approximately $4.5 million of consumer loans, principally indirect automobile loans, $1.3 million of residential real estate loans and $0.8 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time-to-time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent periods, extending back two or three years, although we believe that a general weakening of the U.S. economy in upcoming periods will likely have an adverse effect on the economy in our service area as well.

Even so, we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $1.8 million during the first six months of 2008, from $122.3 million to $124.1 million.  Components of the change in shareholders' equity over the six-month period are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report.  On a linked quarter basis, shareholders’ equity decreased in the second quarter by $3.0 million, from $130.1 million at March 31, 2008 to $127.1 million at June 30, 2008, due primarily to a decrease in the unrealized value of the available-for-sale securities portfolio.

Components of other comprehensive income or loss, which are taken into account in determining total shareholders’ equity, are presented in the Consolidated Statement of Changes in Shareholders’ Equity.  We adopted the recognition requirements of SFAS No. 158 for our pension and post-retirement benefit plans on December 31, 2007.  Beginning in 2008, the amortization of actuarial losses and the accretion of prior service credits are now components of other comprehensive income or loss and recognized as a component of net periodic benefit costs.

During the first six months of 2008, we paid cash dividends of $.48 per share.

During the first quarter of 2008, the Company guaranteed a $1.0 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the Company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of our Common Stock which will be allocated to individual employee accounts in future periods.  Similarly, in the first quarter of 2007, the Company guaranteed a $1.5 million loan from Glens Falls National Bank to the ESOP, also used to purchase Company Common Stock.  As long as and to the extent that these loans remain unpaid and the shares remain unallocated, the value of the unallocated shares will be reflected as a reduction to shareholders’ equity.

On April 30, 2008 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the next twelve months in open market or negotiated transactions.  This program replaced a similar $6 million repurchase program approved one year earlier, in April 2007, of which amount approximately $5.7 million was used to make repurchases.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.

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

As of June 30, 2008, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.45%	12.77%	13.96%
Glens Falls National Bank & Trust Co.	8.53	13.17	14.33
Saratoga National Bank & Trust Co.	8.69	11.79	13.04

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios of our bank holding company and our subsidiary banks at June 30, 2008 were above the minimum bank regulatory capital standards for financial institutions as described above.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Our common stock is traded on The NASDAQ Stock Market® under the symbol NasdaqGS: AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  All stock price and dividend information listed below has been restated for our September 2007 3% stock dividend.

On July 23, 2008, our Board of Directors declared the 2008 third quarter cash dividend of $.25 payable on September 15, 2008.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2007 three percent stock dividend)

			Cash Dividends Declared

	Sales Price
	Low	High
2007
First Quarter	$20.583	$24.553	$.233
Second Quarter	20.825	22.990	.233
Third Quarter	19.417	25.810	.233
Fourth Quarter	20.490	25.000	.240

2008
First Quarter	$18.500	$23.690	$.240
Second Quarter	$18.000	$24.350	$.240
Third Quarter (payable September 15, 2008)			.250

Quarter Ended June 30,	2008	2007
Dividends Per Share	$.24	$.23
Diluted Earnings Per Share	.51	.39
Dividend Payout Ratio	47.06%	58.97%
Total Equity (in thousands)	$124,080	$115,911
Shares Issued and Outstanding (in thousands)	10,516	10,689
Book Value Per Share	$11.80	$10.84
Intangible Assets (in thousands)	$16,495	$16,808
Tangible Book Value Per Share	$10.23	$9.27

LIQUIDITY

Liquidity is measured by the ability of our Company to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.   Given the uncertain nature of customer demands as well as the desire to maximize earnings, we must have available sources of funds, on- and off-balance sheet that can be accessed in time of need.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

In addition to regular loan repayments, securities available-for-sale represents a primary source of on-balance sheet cash flow.  We designate certain securities at the time of purchase as available-for-sale.  Selection of available-for-sale securities is based on their ready marketability, ability to collateralize certain municipal deposits and borrowed funds, yield and maturity.  At June 30, 2008, we had securities available for sale in the aggregate amount of $373 million.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $122.1 million at June 30, 2008.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.  At June 30, 2008, we had no brokered deposits and only $55.1 million of repurchase agreement borrowings outstanding.

We recognize that liquidity is of heightened concern to all depository institutions in the current environment of economic uncertainty.  However, we are not aware of any known trends, events or uncertainties particular to our Company that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods, and we have determined that we possess adequate sources of liquidity for reasonably foreseeable needs.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2008 Compared With

Three Months Ended June 30, 2007

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Jun 2008	Jun 2007	Change	% Change
Net Income	$5,436	$4,210	$1,226	29.1%
Diluted Earnings Per Share	.51	.39	.12	30.8
Return on Average Assets	1.35%	1.10%	.25%	22.7
Return on Average Equity	17.33%	14.43%	2.90%	20.1

We reported earnings (net income) of $5.4 million for the second quarter of 2008, an increase of $1.2 million, or 29.1%, from the second quarter of 2007.   Diluted earnings per share were $.51 and $.40 for the respective quarters.  The increase in net income was primarily attributable to an increase in net interest margin combined with continuing earning asset growth and maintenance of strong asset quality.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Quarter Ending
	Jun 2008	Jun 2007	Change	% Change
Interest and Dividend Income	$22,861	$22,126	$ 735	3.3%
Interest Expense	7,751	9,984	(2,233)	(22.4)
Net Interest Income	$15,110	$12,142	$2,968	24.4

Tax-equivalent Adjustment	746	717	29	4.0

Average Earning Assets (1)	$1,548,365	$1,469,060	$79,305	5.4
Average Paying Liabilities	1,288,047	1,218,644	69,403	5.7

Yield on Earning Assets (1)	5.94%	6.04%	(0.10)%	(1.7)
Cost of Paying Liabilities	2.42	3.29	(0.87)	(26.4)
Net Interest Spread	3.52	2.75	0.77	28.0
Net Interest Margin	3.92	3.32	0.60	18.1

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased, from 3.32% to 3.92%, from the second quarter of 2007 to the second quarter of 2008.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 15, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the just completed quarter, on a tax- equivalent basis, increased $3.0 million, or 24.4%, from the second quarter of 2007.  The positive impact of recent interest rate changes are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2003-2008" and “Loan Trends.”    The $79.3 million, or 5.4%, increase in average earning assets also had a positive impact on the increase in net interest income.

The provisions for loan losses were $248 thousand and $92 thousand for the quarters ended June 30, 2008 and 2007, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 27.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ending
	Jun 2008	Jun 2007	Change	% Change
Income From Fiduciary Activities	$1,396	$1,419	$ (23)	(1.6)%
Fees for Other Services to Customers	2,195	2,062	133	6.5
Net Losses on Securities Transactions	(35)	---	(35)	---
Insurance Commissions	499	462	37	8.0
Other Operating Income	126	228	(102)	(44.7)
Total Noninterest Income	$4,181	$4,171	$ 10	0.2

Income from fiduciary activities totaled $1.4 million for the second quarter of 2008, a decrease of $23 thousand, or 1.6%, from the second quarter of 2007, mainly due to a decrease in the dollar amount of assets under trust administration and investment management as our fees in this area generally bear a direct relationship to the fair value of the assets under management.  The market value of assets under trust administration and investment management at June 30, 2008, amounted to $897.7 million, a decrease of $63.6 million, or 6.6%, from June 30, 2007.  This decrease in market value was primarily attributable to a decrease in the stock market in general over the past year.  On July 1, 2008 the Company acquired the key operating assets, two employees and the trade name from U.S. Benefits, Inc., a provider of administrative and recordkeeping services for more complex retirement plans.  This acquisition will allow the Company to offer enhanced and broadened services to retirement plan clients and will complement the fiduciary services currently offered by the Company through its trust administrative and investment management activities.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $203.0 million at June 30, 2008.  The funds were introduced in March 2001, and are advised by our subsidiary investment adviser, North Country Investment Advisers, Inc.  Currently, the majority of the balances in the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $2.2 million for the second quarter of 2008, an increase of $133 thousand, or 6.5%, from the 2007 quarter.  The increase was primarily attributable to an increase in revenues related to mutual fund sales and debit card interchange fees.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  The increase was primarily attributable to an increase in the number of customers.

For the first half of 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, that data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  Other operating income also includes net gains or losses on the sale of loans, other real estate owned and other assets.  During both quarters we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2008 second quarter were $32 thousand compared to $23 thousand for the 2007 quarter.  The primary reason for the decline in other operating income of $102 thousand from the second quarter of 2007 to the second quarter of 2008 was the discontinuation of our data processing servicing described above.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ending
	Jun 2008	Jun 2007	Change	% Change
Salaries and Employee Benefits	$ 5,996	$5,439	$ 557	10.2%
Occupancy Expense of Premises, Net	882	831	51	6.1
Furniture and Equipment Expense	765	786	(21)	(2.7)
Other Operating Expense	2,766	2,517	249	9.9
Total Noninterest Expense	$10,409	$9,573	$836	8.7

Efficiency Ratio	53.42%	58.10%	(4.68)%	(8.1)

Noninterest expense for the second quarter of 2008 was $10.4 million, an increase of $836 thousand, or 8.7%, over the expense for the second quarter of 2007.  For the second quarter of 2008, our efficiency ratio was 53.42%, down from $58.1% from the prior year’s comparable quarter.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 15 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   The decrease in our efficiency ratio from the prior year’s quarter, a positive change, reflects the fact that our net interest income grew at a more rapid rate than our noninterest expenses.  Our efficiency ratio also compares favorably to the March 31, 2008 peer group ratio of 66.52% when our ratio was 57.18%.

Salaries and employee benefits expense increased $557 thousand, or 10.2%, from the second quarter of 2007 to the second quarter of 2008.  Salary expense increased 4.0% in the quarter, with the remainder of the increase primarily attributable to an increase in expenses related to incentive compensation plans.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.48% for the second quarter of 2008, 12 basis points less than the ratio for our peer group of 1.60% during the first quarter of 2008 when our ratio was 1.51%.

The increase in occupancy expense in the 2008 quarter was primarily in the area of building maintenance expenses and the decrease in furniture and equipment expense was primarily attributable to savings in equipment maintenance expenses.

Other operating expense was $2.8 million for the second quarter of 2008, an increase of $249 thousand, or 9.9%, from the second quarter of 2007.  The resumption of FDIC’s assessment for deposit insurance was responsible for $177 thousand of the increase.  Although the resumption of deposit insurance assessments began in 2007, most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2007).  Our credit was fully utilized by the end of the first quarter of 2008.   The remaining increase to other operating expense was spread among several areas, including legal, marketing and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2008	Jun 2007	Change	% Change
Provision for Income Taxes	$2,452	$1,721	$731	42.5%
Effective Tax Rate	31.10%	29.00%	2.10%	7.2

The provisions for federal and state income taxes amounted to $2.5 million and $1.7 million for the second quarters of 2008 and 2007, respectively.  The increase in our effective tax rate from the 2007 quarter to the 2008 quarter was due to the relative decrease in the impact of tax-exempt income in the current period.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2008 Compared With

Six Months Ended June 30, 2007

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ending
	Jun 2008	Jun 2007	Change	% Change
Net Income	$10,417	$8,341	$2,076	24.9%
Diluted Earnings Per Share	.98	.77	.21	27.3
Return on Average Assets	1.30%	1.10%	.20%	18.2
Return on Average Equity	16.70%	14.28%	2.42%	16.9

We reported net income of $10.4 million for the first six months of 2008, an increase of $2.1 million, or 24.9%, from the first six months of 2007.   Diluted earnings per share were $.98 and $.77 for the respective periods.  As in the quarterly analysis, the increase was primarily attributable to an increase in net interest margin and net interest income.  However, the six-month period also includes the impact of the economic benefits recognized as a result of the Company’s equity interest in Visa, Inc. recognized in the first quarter of 2008 (see Note 8 to the unaudited consolidated interim financial statements on page 11 and the following discussion).

The following narrative discusses the six-month to six-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Six Months Ending
	Jun 2008	Jun 2007	Change	% Change
Interest and Dividend Income	$45,693	$43,657	$2,036	4.7%
Interest Expense	17,046	19,598	(2,552)	(13.0)
Net Interest Income	$28,647	$24,059	$4,588	19.1

Tax-equivalent Adjustment	$ 1,496	$ 1,432	$65	4.5

Average Earning Assets (1)	$1,539,213	$1,462,574	$76,639	5.2
Average Paying Liabilities	1,280,459	1,210,662	69,797	5.8

Yield on Earning Assets (1)	5.97%	6.02%	(0.05)%	(0.8)
Cost of Paying Liabilities	2.68	3.26	(0.58)	(17.8)
Net Interest Spread	3.29	2.76	0.53	19.2
Net Interest Margin	3.74	3.32	0.42	12.7

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased, from 3.32% to 3.74%, from the first six months of 2007 to the first six months of 2008.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 15, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the current period, on a tax- equivalent basis, increased $4.6 million, or 19.1%, from the first six months of 2007.  The positive impact of recent interest rate changes are discussed above in this Report under the sections entitled “Impact of Interest Rate Changes 2003-2008" and “Loan Trends.”  The $76.6 million, or 5.2%, increase in average earning assets during the 2008 period also had a positive impact on the increase in net interest income.

The provisions for loan losses were $538 thousand and $186 thousand for the six months ended June 30, 2008 and 2007, respectively.  The considerations underlying the increase in the provision and our method for determining the provision were discussed previously under the heading "Provision for Loan Losses" beginning on page 27.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ending
	Jun 2008	Jun 2007	Change	% Change
Income From Fiduciary Activities	$2,835	$2,872	$(37)	(1.3)%
Fees for Other Services to Customers	4,076	3,944	132	3.3
Net Loss on Securities Transactions	(35)	---	(35)	---
Gain on Visa Stock Redemption	749	---	749	---
Gain on the Sale of Premises	115	---	115	---
Insurance Commissions	1,047	963	84	8.7
Other Operating Income	241	404	(163)	(40.3)
Total Noninterest Income	$9,028	$8,183	$845	10.3

Income from fiduciary activities totaled $2.8 million for the first six months of 2008, a decrease of $37 thousand, or 1.3%, from the first six months of 2007, principally due to the decrease in the assets under trust administration and investment management as our fees in this area generally bear a direct relationship to the fair value of the assets under management.  The market value of assets under trust administration and investment management at June 30, 2008, amounted to $897.7 million, a decrease of $63.6 million, or 6.6%, from June 30, 2007.  This decrease in market value was primarily attributable to a decrease in the stock market in general over the past year.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $203.0 million at June 30, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party purchasers and servicing income on sold loans) were $4.1 million for the first six months of 2008, an increase of $132 thousand, or 3.3%, from the 2007 period.  The increase was primarily attributable to an increase in fees we receive from debit card interchange fees.

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter, our subsidiary, Glens Falls National Bank and Trust Company, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the $600 thousand pre-tax charge which we had previously recognized in the fourth quarter of 2007. Visa also used a portion of the IPO proceeds to redeem 38.7% of the Visa Class B common stock held by each of its member banks.  As a result, we also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by us from this partial redemption.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  The increase was primarily attributable to an increase in the number of customers.

For the first half of 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, that data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  Other operating income also includes net gains or losses on the sale of loans, other real estate owned and other assets.  During both periods we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2008 first six months were $41 thousand compared to $28 thousand for the 2007 period.  The primary reason for the decline in other operating income of $163 thousand from the first six months of 2007 to the 2008 period was the discontinuation of our data processing servicing described above.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Six Months Ending
	Jun 2008	Jun 2007	Change	% Change
Salaries and Employee Benefits	$12,028	$10,756	$1,272	11.8%
Occupancy Expense of Premises, Net	1,775	1,643	132	8.0
Furniture and Equipment Expense	1,565	1,541	24	1.6
Other Operating Expense	5,220	4,994	226	4.5
Total Noninterest Expense	$20,588	$18,934	$1,654	8.7

Efficiency Ratio	55.21%	58.10%	(2.89)%	(5.0)

Noninterest expense for the first six months of 2008 was $20.6 million, an increase of $1.7 million, or 8.7%, over the expense for the first six months of 2007.  For the first six months of 2008, our efficiency ratio was 55.21%, down from 58.1% for the prior year’s six-month period.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 15 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   The decrease in our efficiency ratio, a positive change, reflects the fact that our net interest income grew more rapidly than our noninterest expenses.  Our efficiency ratio also compares favorably to the March 31, 2008 peer group ratio of 66.52% when our ratio was 57.18%.

Salaries and employee benefits expense increased $1.3 million, or 11.8%, from the first six months of 2007 to the first six months of 2008.  Salary expense increased 3.8% with the remainder of the increase primarily attributable to an increase in expenses related to incentive compensation plans.  As the Company previously disclosed in the first quarter 2008 Form 10-Q, the Compensation Committee (“Committee”) of the Company determined at year-end 2007 not to make any distributions for 2007 under the Company’s Short-Term Incentive Plan to executives or other senior officers.  An important factor in that determination was the unanticipated one-time non-cash pre-tax charge of $600 thousand recorded by the Company in the fourth quarter of 2007 related to the Company’s obligation to indemnify Visa for our proportionate share of certain litigation settlements incurred by Visa USA and our estimate of the fair value of potential losses related to the remaining litigation.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.50% for the first six months of 2008, 10 basis points less than the ratio for our peer group of 1.60% during the first quarter of 2008 when our ratio was 1.51%.

The increase in occupancy expense in the 2008 period was primarily in the area of building maintenance expenses and the decrease in furniture and equipment expense was primarily attributable to savings in equipment maintenance expenses.

Other operating expense was $5.2 million for the first six months of 2008, an increase of $226 thousand, or 4.5%, from the first six months of 2007.  The resumption of FDIC’s assessment for deposit insurance was responsible for $177 thousand of the increase.  Although the resumption of deposit insurance assessments began in 2007, most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2007).  Our credit was fully utilized by the end of the first quarter of 2008.   The remaining increase to other operating expense was spread among several areas, including legal, marketing and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2008	Jun 2007	Change	% Change
Provision for Income Taxes	$4,636	$3,349	$1,287	38.4%
Effective Tax Rate	30.80%	28.65%	2.15%	7.5

The increase in the effective tax rate from the 2007 period to the 2008 period was due to the relative decrease in the impact of tax-exempt income in the current period.

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

Interest rate risk is the most significant market risk affecting us.  Interest rate risk is the exposure of our net interest income to changes in interest rates. This risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to the risk of prepayment of loans and early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of June 30, 2008, a 200 basis point increase in interest rates demonstrated a 2.9% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.2% increase in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.  This inverse relationship is not, however, projected to apply in the event of any near-term decrease in prevailing rates, as disclosed in the third preceding sentence, for the reasons discussed in the ensuing paragraph.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from September 2007 through April 2008 that resulted in a 325 basis point decrease in the targeted Federal Funds rate.  We believe that increases in prevailing interest rates will generally have a short to medium-term negative impact on our net interest margin and net interest income, which would be mitigated in ensuing years.  We believe that decreases in prevailing rates will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.  However, when rates get very low (as in the prior period of falling rates when the federal funds rate reach 1.00%) there is no room to lower many of our nonmaturity deposit product rates, while earning asset yields continue to fall.  This is the reason why our simulation model projects that, in the event of a near-term decrease in prevailing interest rates, our net interest income would actually decrease, and not increase as would normally occur under the model’s repricing assumptions.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2007) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended March 31, 2008).  Please refer to the Risk Factors listed those previously filed documents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2008:

Second Quarter 2008 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	10,639	$22.44	7,470	$ 165,543
May	15,309	23.06	13,000	4,699,960
June	90,051	21.74	68 949	3,229,485
Total	115,999	21.97	89,419

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  April – DRIP purchases (1,508 shares), stock option exercises (1,661 shares); May – DRIP purchases (2,309 shares); June – DRIP purchases (19,400 shares), stock option exercises (1,702 shares).

2Share amounts listed in column C include only shares repurchased under the Company’s publicly-announced stock repurchase programs.  On April 25, 2008 the Board of Directors authorized a new $5 million stock repurchase program to replace the previous repurchase program approved in April 2007.

3Dollar amount of repurchase authority remaining at June month-end as listed in column D represents the amount remaining under the 2008 repurchase program, the Company’s only publicly-announced stock repurchase program in effect at June 30, 2008.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 5, 2008	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 5, 2008	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)