Form 10-Q
period 2008-09-30
ARROW FINANCIAL CORP
filed 2008-11-04
CIK 717538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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

Class

Outstanding as of October 31, 2008

Common Stock, par value $1.00 per share

10,515,826

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2008

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and Due from Banks	$ 38,325	$ 35,289
Federal Funds Sold	---	16,000
Cash and Cash Equivalents	38,325	51,289
Securities Available-for-Sale	350,526	338,070
Securities Held-to-Maturity (Approximate Fair Value of $130,080 at September 30, 2008 and $114,977 at December 31, 2007)	131,438	114,611
Loans	1,106,506	1,038,844
Allowance for Loan Losses	(12,785)	(12,401)
Net Loans	1,093,721	1,026,443
Premises and Equipment, Net	17,398	16,728
Other Real Estate and Repossessed Assets, Net	331	152
Goodwill	14,726	14,614
Other Intangible Assets, Net	1,731	1,976
Other Assets	24,855	20,963
Total Assets	$1,673,051	$1,584,846
LIABILITIES
Deposits:
Demand	$ 190,452	$ 184,273
Regular Savings, N.O.W. & Money Market Deposit Accounts	675,219	590,383
Time Deposits of $100,000 or More	166,124	180,334
Other Time Deposits	240,181	249,210
Total Deposits	1,271,976	1,204,200
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	69,547	52,630
Other Short-Term Borrowings	1,517	1,089
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	24,614	24,671
Total Liabilities	1,547,654	1,462,590
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at September 30, 2008 and December 31, 2007)	14,729	14,729
Surplus	162,478	161,476
Undivided Profits	23,066	15,347
Unallocated ESOP Shares (122,207 Shares at September 30, 2008 and 109,885 Shares at December 31, 2007)	(2,572)	(2,042)
Accumulated Other Comprehensive Loss	(6,649)	(4,890)
Treasury Stock, at Cost (4,096,954 Shares at September 30, 2008 and 3,991,399 Shares at December 31, 2007)	(65,655)	(62,364)
Total Shareholders’ Equity	125,397	122,256
Total Liabilities and Shareholders’ Equity	$1,673,051	$1,584,846

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$17,076	$16,675	$50,273	$48,991
Interest on Federal Funds Sold	49	212	463	703
Interest on Bank Balances	4	---	11	---
Interest and Dividends on Securities Available-for-Sale	4,387	3,941	12,802	11,286
Interest on Securities Held-to-Maturity	1,076	1,093	3,240	3,166
Total Interest and Dividend Income	22,592	21,921	66,789	64,146

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,291	2,333	4,395	6,599
Other Deposits	3,995	5,550	13,164	16,342
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	221	357	663	1,026
Other Short-Term Borrowings	1	6	8	18
Federal Home Loan Bank Advances	1,890	1,671	5,593	4,831
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	292	355	913	1,054
Total Interest Expense	7,690	10,272	24,736	29,870
NET INTEREST INCOME	14,902	11,649	42,053	34,276
Provision for Loan Losses	253	136	791	322
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,649	11,513	41,262	33,954

NONINTEREST INCOME
Income from Fiduciary Activities	1,349	1,334	4,184	4,206
Fees for Other Services to Customers	2,242	2,097	6,318	6,041
Net Gains (Losses) on Securities Transactions	6	---	(29)	---
Other-Than-Temporary Impairment on Investment Securities	(1,210)	---	(1,210)	---
Gain on Visa Stock Redemption	---	---	749	---
Gain on Sale of Premises	---	---	115	---
Insurance Commissions	528	472	1,575	1,435
Other Operating Income	174	186	415	590
Total Noninterest Income	3,089	4,089	12,117	12,272

NONINTEREST EXPENSE
Salaries and Employee Benefits	5,883	5,442	17,911	16,198
Occupancy Expense of Premises, Net	841	750	2,616	2,393
Furniture and Equipment Expense	820	720	2,385	2,261
Other Operating Expense	2,988	2,311	8,208	7,305
Total Noninterest Expense	10,532	9,223	31,120	28,157

INCOME BEFORE PROVISION FOR INCOME TAXES	7,206	6,379	22,259	18,069
Provision for Income Taxes	2,198	1,869	6,834	5,218
NET INCOME	$ 5,008	$ 4,510	$15,425	$12,851

Average Shares Outstanding:
Basic	10,497	10,628	10,578	10,746
Diluted	10,559	10,697	10,635	10,821

Per Common Share:
Basic Earnings	$ .48	$ .42	$ 1.46	$ 1.20
Diluted Earnings	.47	.42	1.45	1.19

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	15,425	---	---	---	15,425
Amortization of Actuarial Loss (Pre-tax $332)	---	---	---	---	---	201	---	201
Amortization of Prior Service Credit (Pre-tax $158)	---	---	---	---	---	(95)	---	(95)
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $3,089)	---	---	---	---	---	(1,865)	---	(1,865)
Comprehensive Income								13,666

Cash Dividends Paid, $.73 per Share	---	---	---	(7,706)	---	---	---	(7,706)
Stock Options Exercised (51,694 Shares)	---	---	344	---	---	---	434	778
Shares Issued Under the Directors’ Stock Plan (2,753 Shares)	---	---	39	---	---	---	23	62
Shares Issued Under the Employee Stock Purchase Plan (15,129 Shares)	---	---	192	---	---	---	127	319
Stock-Based Compensation Expense	---	---	86	---	---	---	---	86
Tax Benefit for Disposition of Stock Options	---	---	29	---	---	---	---	29
Acquisition by ESOP of Arrow Stock (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	243	---	470	---	---	713
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (180,260 Shares)	---	---	---	---	---	---	(3,918)	(3,918)
Balance at September 30, 2008	14,728,543	$14,729	$162,478	$23,066	$(2,572)	$(6,649)	$(65,655)	$125,397

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Undivided Profits	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	12,851	---	---	---	12,851
Amortization of Actuarial Loss (Pre-tax $333)	---	---	---	---	---	184	---	184
Amortization of Prior Service Credit (Pre-tax $180)	---	---	---	---	---	(110)	---	(110)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,872)	---	---	---	---	---	1,734	---	1,734
Comprehensive Income								14,659

3% Stock Dividend	428,987	429	9,148	(9,577)	---	---	---	---
Cash Dividends Paid, $.70 per Share	---	---	---	(7,483)	---	---	---	(7,483)
Stock Options Exercised (24,912 Shares)	---	---	199	---	---	---	187	386
Shares Issued Under the Directors’ Stock Plan (3,293 Shares)	---	---	48	---	---	---	25	73
Shares Issued Under the Employee Stock Purchase Plan (16,769 Shares)	---	---	231	---	---	---	131	362
Stock-Based Compensation Expense	---	---	49	---	---	---	---	49
Tax Benefit for Disposition of Stock Options	---	---	37	---	---	---	---	37
Acquisition by ESOP of Arrow Stock (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	202	---	320	---	---	522
Acquisition of Subsidiary (4,317 Shares)	---	---	79	---	---	---	32	111
Purchase of Treasury Stock (289,150 Shares)	---	---	---	---	---	---	(6,472)	(6,472)
Balance at September 30, 2007	14,728,543	$14,729	$160,912	$13,410	$(2,042)	$(6,157)	$(61,978)	$118,874

Cash dividends declared have been adjusted for the September 2007 3% stock dividend.

Included in the shares issued for the 3% stock dividend in 2007 were treasury shares of 116,690 and unallocated ESOP shares of 3,201.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2008	2007
Operating Activities:
Net Income	$15,425	$12,851
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Provision for Loan Losses	791	322
Depreciation and Amortization	2,037	2,212
Compensation Expense for Allocated ESOP Shares	243	202
Gains on the Sale of Securities Available-for-Sale	(10)	---
Losses on the Sale of Securities Available-for-Sale	39	---
Other-Than-Temporary Impairment on Investment Securities	1,210	---
Loans Originated and Held-for-Sale	(2,095)	(1,428)
Proceeds from the Sale of Loans Held-for-Sale	3,385	3,665
Net Gains on the Sale of Loans	(56)	(33)
Net (Gains) Losses on the Sale of Fixed Assets, Other Real Estate Owned and Repossessed Assets	(111)	13
Contributions to Pension Plans	(2,232)	(2,375)
Deferred Income Tax Expense	426	969
Stock-Based Compensation Expense	86	49
Shares Issued Under the Directors’ Stock Plan	62	73
Net Increase in Other Assets	(1,472)	(1,988)
Net Increase (Decrease) in Other Liabilities	281	(18)
Net Cash Provided By Operating Activities	18,009	14,514
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	5,518	2,225
Proceeds from the Maturities and Calls of Securities Available-for-Sale	87,125	38,689
Purchases of Securities Available-for-Sale	(109,699)	(58,588)
Proceeds from the Maturities of Securities Held-to-Maturity	19,471	9,046
Purchases of Securities Held-to-Maturity	(36,443)	(16,418)
Net Increase in Loans	(69,843)	(28,513)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	843	793
Purchases of Premises and Equipment	(2,038)	(1,746)
Net Cash Used In Investing Activities	(105,066)	(54,512)
Financing Activities:
Net Increase in Deposits	67,776	31,105
Net Increase in Short-Term Borrowings	17,345	467
Federal Home Loan Bank Advances	---	30,000
Federal Home Loan Bank Repayments	---	(5,000)
Purchases of Treasury Stock	(3,918)	(6,472)
Treasury Stock Issued for Stock-Based Plans	1,097	748
Tax Benefit from Exercise of Stock Options	29	37
Acquisition of Unallocated Common Stock by the ESOP	(1,000)	(1,500)
Allocation of Common Stock Purchased by the ESOP	470	320
Cash Dividends Paid	(7,706) (6,663)	(7,483) (6,663)
Net Cash Provided By Financing Activities	74,093	42,222
Net (Decrease) Increase in Cash and Cash Equivalents	(12,964)	2,224
Cash and Cash Equivalents at Beginning of Period	51,289	43,995
Cash and Cash Equivalents at End of Period	$38,325	$46,219
Supplemental Cash Flow Information:
Cash Paid During the Period for:
Interest on Deposits and Borrowings	$26,479	$29,369
Income Taxes	5,945	5,902
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	540	501
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	1,865	1,734
Shares Issued for CFG Acquisition	112	111
Change in Pension Liability Recognized in Other Comprehensive Income	106	74

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2008

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007; the results of operations for the three-month and nine-month periods ended September 30, 2008 and 2007; the change in shareholders’ equity for the nine-month periods ended September 30, 2008 and 2007 and the cash flows for the nine-month periods ended September 30, 2008 and 2007.  All such adjustments are of a normal recurring nature.  The unaudited consolidated interim financial statements should be read in conjunction with the annual consolidated financial statements of Arrow for the year ended December 31, 2007, included in Arrow’s 2007 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2008 and December 31, 2007:

	2008	2007
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(4,747)	$(4,853)
Net Unrealized Holding Losses on Securities Available-for-Sale	(1,902)	(37)
Total Accumulated Other Comprehensive Loss	$(6,649)	$(4,890)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2008:
Basic EPS	$5,008	10,497	$.48
Dilutive Effect of Stock Options	---	62
Diluted EPS	$5,008	10,559	$.47
For the Three Months Ended September 30, 2007:
Basic EPS	$4,510	10,628	$.42
Dilutive Effect of Stock Options	---	69
Diluted EPS	$4,510	10,697	$.42
For the Nine Months Ended September 30, 2008:
Basic EPS	$15,425	10,578	$1.46
Dilutive Effect of Stock Options	---	57
Diluted EPS	$15,425	10,635	$1.45
For the Nine Months Ended September 30, 2007:
Basic EPS	$12,851	10,746	$1.20
Dilutive Effect of Stock Options	---	75
Diluted EPS	$12,851	10,821	$1.19

4.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service Cost	$267	$249	$ 46	$ 41
Interest Cost	436	405	105	95
Expected Return on Plan Assets	(635)	(626)	---	---
Amortization of Prior Service Credit	(24)	(31)	(29)	(30)
Amortization of Net Loss	87	82	24	30
Net Periodic Benefit Cost	$131	$ 79	$146	$136

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
Service Cost	$ 794	$ 746	$133	$124
Interest Cost	1,296	1,216	309	287
Expected Return on Plan Assets	(1,886)	(1,849)	---	---
Amortization of Prior Service Credit	(70)	(91)	(88)	(89)
Amortization of Net Loss	259	244	73	89
Net Periodic Benefit Cost	$ 393	$ 266	$427	$411

During the first nine months of 2008, we made a $2 million contribution to our qualified pension plan.  In October 2008, we contributed an additional $3 million.  Through September 30, 2008, we contributed $232 to the nonqualified pension plan.  We contributed $223 to our postretirement benefit plans for the first nine months of 2008 and expect the total for 2008 to amount to $292.

5.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 1998 Long-Term Incentive Plan, we granted options to purchase 44,500 shares of our common stock in 2007.  No stock options have been granted in 2008, to date, under the shareholder approved 2008 Long-Term Incentive Plan, which authorized a maximum of 300,000 shares.  The weighted-average fair value of options granted during 2007 was $4.37.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.34%; expected volatility - 27.3%; risk free interest rate – 3.77%; and an expected life of 8.09 years.  The fair value of our grants is expensed over the four year vesting period.  The expense for the third quarter of 2008 and 2007 was $29 and $16, respectively.  The expense for the first nine months of 2008 and 2007 was $86 and $49, respectively.

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under Statement of Financial Accounting Standards (“SFAS”) Statement No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

5.   Stock-Based Compensation Plans, continued

The following table presents the activity in Arrow’s stock option plans for the first nine months of 2008 and 2007:

	2008		2007
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	519,557	$20.77	551,154	$20.01
Granted	---	---	---	---
Exercised	(51,694)	15.06	(25,658)	15.04
Forfeited	(1,450)	25.86	(6,115)	24.74
Outstanding at September 30	466,413	21.39	519,381	20.20
Exercisable at September 30	387,051	21.11	472,939	19.82

6.   Guarantees (In Thousands)

We do not issue any guarantees that would require liability-recognition or disclosure, other than standby and other letters of credit.  Standby and other letters of credit are conditional commitments that are issued to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Typically, these instruments have terms of twelve months or less.  Since a large percentage of these instruments expire unused, the total amounts do not necessarily represent future cash requirements.  Some have automatic renewal provisions.

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $15,669 of standby letters of credit outstanding on September 30, 2008, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at September 30, 2008 was insignificant.

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

•

Level 2 – Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” became effective January 1, 2008 for the Company.  We did not elect under SFAS No. 159 to measure any eligible items at fair value under SFAS No. 157 at that date.

7.  Fair Value Disclosures and Fair Value Option, continued

The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2008 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	9/30/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available-for Sale	$350,526	$2,162	$347,358	$1,006

Securities available-for-sale are fair valued utilizing independent bond pricing services for identical assets or significantly similar securities.  The pricing services use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  Based on the inputs used by our independent pricing services, we identify the appropriate level within the fair value hierarchy to report these fair values in accordance with SFAS 157. We do not hold, nor have we ever invested in, any auction rate investment securities.

On October 10, 2008, the FASB issued FASB Staff Position (FSP) 157-3, an amendment of SFAS No. 157, to clarify the application of SFAS No. 157 in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. Application issues addressed by the FSP include: a. How management's internal assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value when relevant observable data do not exist; b. How observable market information in a market that is not active should be considered when measuring fair value; c. How the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable data available to measure fair value.  Effective for any unissued financial statements, we have applied the FSP to the valuation of two securities in our securities available-for-sale portfolio as of September 30, 2008: 1) our holding of a Lehman Brothers bond, and 2) our holding of a pooled trust preferred security.  These securities are included in Level 3 assets in the table of assets that Arrow measured at fair value on a recurring basis at September 30, 2008, above.  We employed the following methods in our analysis of the fair values: a) Lehman bond - since Lehman Brothers declared bankruptcy on September 15, 2008, the market for this bond has been very illiquid. The price provided by our third-party pricing service reflected values from distressed sales that have occurred, which we have determined do not reflect the fair value of this security. We obtained additional value estimates from unobservable inputs including an estimated price range from an independent credit research firm. Since Lehman is in bankruptcy, and the future anticipated cash flows available to bondholders cannot be reasonably estimated, we were unable to perform a discounted cash flow valuation analysis.  Thus we determined the fair value of the bond based on the lowest price in the independent credit research firm’s range; b) trust preferred security - due to the fact that the last transaction for this thinly traded security was from a distressed sale, the price provided by our third-party pricing service was not determined to reflect the fair value of this security. We obtained additional value estimates from unobservable inputs including an estimated price range from an independent valuation firm and have determined the fair value of the bond based on the lowest price in the independent valuation firm’s range.

The following table is a reconciliation of the beginning and ending balances of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, for the third quarter of 2008, all of which are securities available-for-sale:

Beginning Balance, June 30, 2008	$ ---
Transfers In	2,314
Total net losses (realized/unrealized)
Included in earnings, as a result of other-than-temporary impairment	(1,210)
Included in other comprehensive income	(98)
Ending Balance, September 30, 2008	$1,006
The amount of total losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008, as a result of other-than-temporary impairment	$(1,210)

7.  Fair Value Disclosures and Fair Value Option, continued

The only asset or liability that Arrow measured at fair value on a nonrecurring basis was other real estate owned:

		Fair Value Measurements Using:
Description	Period Ended 9/30/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other Real Estate Owned	$123	---	$123	---	---

Other real estate owned, in the table above, consists of one property acquired during the first quarter of 2008.  Fair value was obtained from an appraisal by an independent third party appraiser and was based on a comparison to recent sales of similar properties and the fact that we are improving the property, prior to sale.  The charge to reduce the property to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2008.

8.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability (Dollars In Thousands)

In December 2007, we recorded a $600 liability for our proportional share, as a member bank of the Visa credit card organization, of certain estimated litigation costs incurred by Visa U.S.A., Inc., as described in our Form 10-K for December 31, 2007.  On March 28, 2008, VISA Inc. distributed to member banks , in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering (IPO) of its Class A shares on March 19, 2008.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, potential additional litigation liabilities.

During the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 from the mandatory redemption by Visa of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 of the $600 accrual at December 31, 2007 of our estimate of the fair value of our proportionate share of Visa litigation costs, reflected as a reduction in 2008 other operating expense.

Accordingly, we have a remaining liability of $294 included as a component of “Other Liabilities” in the consolidated balance sheet as of September 30, 2008, representing our estimate of the fair value of potential losses related to the remaining covered Visa litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years or the settlement of litigation indemnified by member banks.  These remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Securities and Exchange Commission (SEC) guidance, the Company has not recognized any value for its remaining Visa Class B shares.

In October 2008, Visa announced that it had settled the lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks are contingently liable. As a result, Visa intends to repurchase approximately 12% of the remaining Class B shares held by member banks to fund the settlement of the Discover litigation during the fourth quarter of 2008. The Company did not recognize the value of these shares in accordance with the guidance discussed above, nor did the Company recognize any additional costs for this litigation settlement. The estimation of the Company’s proportionate share of any potential losses related to certain covered litigation is extremely difficult and involves a high degree of judgment. Management has determined the remaining $294 liability included in “Other Liabilities” on its consolidated balance sheet, is the fair value of our proportionate share of the remaining covered Visa litigation as of September 30, 2008, but, this value is subject to change depending upon future litigation developments.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," (SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (SFAS No. 161).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2008, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

November 3, 2008

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2008

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), Arrow Properties, Inc. (a real estate investment trust, or REIT) and U.S. Benefits, Inc. (a provider of administrative and recordkeeping services for more complex retirement plans), all of which are subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 278 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 2008 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Certain forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	23	4th paragraph
	25	1st, 3rd and 4th paragraphs
	27	Last paragraph
	41	Last paragraph
Change in the level of loan losses and nonperforming loans and assets	29	1st paragraph under “Provision for Loan Losses”
	30	1st paragraph
	31	4th paragraph
Estimated provision and allowance for loan losses	29	Last paragraph
Future level of residential real estate loans	27	1st paragraph
Impact of competition for indirect loans	27	3rd paragraph
Liquidity	21	Last bullet under “Financial Market Turmoil”
	33	Last paragraph
Intent to acquire Upstate Agency, Inc.	22	7th paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, rapid and dramatic changes in economic and market conditions, such as the U.S. economy is currently experiencing, including sharp fluctuations in interest rates, economic activity, and consumer spending patterns; sudden changes in the market for products we provide, such as real estate loans; new developments in state and federal regulation; enhanced competition from unforeseen sources; new emerging technologies; unexpected loss of key personnel; unanticipated business opportunities; and similar uncertainties inherent in banking operations or business generally.  In the current environment of substantial economic turmoil affecting all sectors of business in the U.S., including the financial sector, all forward-looking statements should be understood as embracing a substantial degree of uncertainty far exceeding that accompanying such statements under normal economic conditions.

Readers are cautioned not to place undue reliance on any forward-looking statements in this Report, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect future occurrences, including unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Net Income	$5,008	$5,436	$4,981	$4,481	$4,510

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation[1]	$ ---	$ ---	$185	$(362)	$---
Gain on Redemption of Visa Inc. Class B Shares[1]	---	---	452	---	---
Other-Than-Temporary Impairment (OTTI)	(731)	---	---	---	---
Net Securities Gains (Losses)	4	(21)	---	---	---
Net Gain on the Sale of Premises	---	---	69	---	---
Net Gain on Sales of Loans	8	19	5	5	2
Net Loss on the Sale of Other Real Estate Owned	---	---	---	(5)	---

Period End Shares Outstanding	10,509	10,516	10,637	10,627	10,612
Basic Average Shares Outstanding	10,497	10,593	10,645	10,619	10,628
Diluted Average Shares Outstanding	10,559	10,650	10,694	10,682	10,697
Basic Earnings Per Share	.48	.51	$.47	$.42	$.42
Diluted Earnings Per Share	.47	.51	.47	.42	.42
Cash Dividends Per Share	.25	.24	.24	.24	.23
Stock Dividends/Splits	---	---	---	---	3%

Average Assets	$1,657,666	$1,625,093	$1,606,082	$1,601,053	$1,566,329
Average Equity	124,601	126,177	124,686	120,433	116,362
Return on Average Assets	1.20%	1.35%	1.25%	1.11%	1.14%
Return on Average Equity	15.99	17.33	16.07	14.76	15.38

Average Earning Assets	$1,580,408	$1,548,365	$1,530,061	$1,526,148	$1,494,744
Average Paying Liabilities	1,308,191	1,288,047	1,272,871	1,265,765	1,231,812
Interest Income, Tax-Equivalent [1]	23,302	22,861	22,832	23,171	22,669
Interest Expense	7,690	7,751	9,295	10,413	10,272
Net Interest Income, Tax-Equivalent [1]	15,612	15,110	13,537	12,758	12,397
Tax-Equivalent Adjustment	710	746	750	740	748
Net Interest Margin [1]	3.93%	3.92%	3.56%	3.32%	3.29%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$10,532	$10,409	$10,179	$ 9,773	$ 9,223
Less: Intangible Asset Amortization	(89)	(86)	(96)	(96)	(96)
Net Noninterest Expense	10,443	$10,323	$10,083	$ 9,677	$ 9,127
Net Interest Income, Tax-Equivalent [1]	15,612	$15,110	$13,537	$12,758	$12,397
Noninterest Income	3,089	4,181	4,847	4,016	4,089
Less: Net Securities Losses & OTTI (Gains)	1,204	35	(749)	---	---
Net Gross Income	19,905	$19,326	$17,635	$16,774	$16,486
Efficiency Ratio [1]	52.46%	53.42%	57.18%	57.69%	55.36%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.32%	8.45%	8.54%	8.37%	8.39%
Total Shareholders’ Equity (i.e. Book Value)	$125,397	$124,080	$127,051	$122,256	$118,874
Book Value per Share	11.93	11.80	11.94	11.50	11.20
Intangible Assets	16,457	16,495	16,593	16,590	16,699
Tangible Book Value per Share[1]	10.36	10.23	10.38	9.94	9.63

Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.07%	.00%	.08%	.05%	.04%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.09	.09	.11	.07	.05
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.16	1.20	1.20	1.19	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	444.08	502.17	407.05	567.81	610.64
Nonperforming Loans as a Percentage of Loans, Period-end	.26	.24	.29	.21	.20
Nonperforming Assets as a Percentage of Total Assets, Period-end	.24	.17	.20	.15	.13

1 See “Use of Non-GAAP Financial Measures” on page 16.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 2008	Sep 2007
Net Income	$15,425	$12,851

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation[1]	$ 185	$---
Gain on Redemption of Visa Inc. Class B Shares[1]	452	---
Other-Than-Temporary Impairment (OTTI)	(731)	---
Net Securities Losses	(17)	---
Net Gain on the Sale of Premises	69	---
Net Gain on Sales of Loans	32	19
Net Gain on the Sale of Other Real Estate Owned	---	3

Period End Shares Outstanding	10,509	10,612
Basic Average Shares Outstanding	10,578	10,746
Diluted Average Shares Outstanding	10,635	10,821
Basic Earnings Per Share	1.46	1.20
Diluted Earnings Per Share	1.45	1.19
Cash Dividends	.73	.70

Average Assets	$1,629,719	$1,543,826
Average Equity	125,155	117,289
Return on Average Assets	1.26%	1.11%
Return on Average Equity	16.46	14.65

Average Earning Assets	$1,553,046	$1,473,415
Average Paying Liabilities	1,289,771	1,217,789
Interest Income, Tax-Equivalent [1]	68,995	66,325
Interest Expense	24,736	29,870
Net Interest Income, Tax-Equivalent [1]	44,259	36,455
Tax-Equivalent Adjustment	2,206	2,179
Net Interest Margin [1]	3.81%	3.31%
Efficiency Ratio Calculation [1]
Noninterest Expense	$31,120	$28,157
Less: Intangible Asset Amortization	(271)	(299)
Net Noninterest Expense [1]	30,849	27,858
Net Interest Income, Tax-Equivalent	44,259	36,455
Noninterest Income	12,117	12,272
Less Net Securities Losses & OTTI	490	---
Net Gross Income, Adjusted [1]	56,866	48,727
Efficiency Ratio [1]	54.25%	57.17%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.32%	8.39%
Total Shareholders’ Equity (i.e. Book Value)	$125,397	$118,874
Book Value per Share	11.93	11.20
Intangible Assets	16,457	16,699
Tangible Book Value per Share	10.36	9.63

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.05%	.03%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.10	.04
Allowance for Loan Losses as a Percentage of Period-end Loans	1.16	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans	444.08	610.64
Nonperforming Loans as a Percentage of Period-end Loans	.26	.20
Nonperforming Assets as a Percentage of Period-end Total Assets	.24	.13

1 See “Use of Non-GAAP Financial Measures” on page 16

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 16)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 10,158	$ 49	1.92%	$ 16,013	$ 211	5.23%
Bank Balances at Interest	929	4	1.71	---	---	---
Securities Available-for-Sale:
Taxable	345,281	4,224	4.87	317,111	3,682	4.611
Non-Taxable	18,608	249	5.32	25,848	387	5.94
Securities Held-to-Maturity:
Taxable	272	3	4.39	308	4	5.15
Non-Taxable	121,869	1,622	5.29	114,065	1,630	5.67

Loans	1,083,291	17,151	6.30	1,021,399	16,755	6.51

Total Earning Assets	1,580,408	23,302	5.87	1,494,744	22,669	6.02

Allowance For Loan Losses	(12,732)			(12,325)
Cash and Due From Banks	35,673			33,854
Other Assets	54,317			50,056
Total Assets	$1,657,666			$1,566,329

Deposits:
Interest-Bearing NOW Deposits	$ 353,171	1,167	1.31	$ 310,219	1,687	2.16
Regular and Money Market Savings	288,307	863	1.19	263,620	1,006	1.51
Time Deposits of $100,000 or More	178,041	1,291	2.88	189,685	2,333	4.88
Other Time Deposits	242,069	1,965	3.23	257,056	2,857	4.41
Total Interest-Bearing Deposits	1,061,588	5,286	1.98	1,020,580	7,883	3.06

Short-Term Borrowings	63,198	222	1.40	49,976	363	2.88
Long-Term Debt	183,405	2,182	4.73	161,256	2,026	4.98
Total Interest-Bearing Liabilities	1,308,191	7,690	2.34	1,231,812	10,272	3.31

Demand Deposits	200,193			194,628
Other Liabilities	24,681			23,527
Total Liabilities	1,533,065			1,449,967
Shareholders’ Equity	124,601			116,362
Total Liabilities and Shareholders’ Equity	$1,657,666			$1,566,329

Net Interest Income (Tax-equivalent Basis)		15,612			12,397
Net Interest Spread			3.53			2.71
Net Interest Margin			3.93			3.29

Reversal of Tax-Equivalent Adjustment		(710)	(.18)		(748)	(.20)
Net Interest Income, As Reported		$14,902			$11,649

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 16)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2008			2007
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ 23,186	$ 463	2.67%	$ 17,900	$ 703	5.25%
Bank Balances at Interest	672	11	2.19	---	---	---
Securities Available-for-Sale:
Taxable	331,027	12,151	4.90	305,722	10,566	4.62
Non-Taxable	23,153	993	5.73	23,801	1,085	6.09
Securities Held-to-Maturity:
Taxable	279	10	4.79	314	12	5.11
Non-Taxable	116,303	4,867	5.59	110,149	4,724	5.73

Loans	1,058,426	50,500	6.37	1,015,529	49,235	6.48

Total Earning Assets	1,553,046	68,995	5.93	1,473,415	66,325	6.02

Allowance For Loan Losses	(12,571)			(12,313)
Cash and Due From Banks	33,967			32,746
Other Assets	55,277			49,978
Total Assets	$1,629,719			$1,543,826

Deposits:
Interest-Bearing NOW Deposits	$ 354,305	3,865	1.46	$ 302,794	4,778	2.11
Regular and Money Market Savings	279,603	2,667	1.27	266,756	2,959	1.48
Time Deposits of $100,000 or More	174,181	4,395	3.37	182,524	6,599	4.83
Other Time Deposits	242,942	6,632	3.65	260,665	8,605	4.41
Total Interest-Bearing Deposits	1,051,031	17,559	2.23	1,012,739	22,941	3.03

Short-Term Borrowings	56,949	671	1.57	48,515	1,044	2.88
Long-Term Debt	181,791	6,506	4.78	156,535	5,885	5.03
Total Interest-Bearing Liabilities	1,289,771	24,736	2.56	1,217,789	29,870	3.28

Demand Deposits	190,456			185,285
Other Liabilities	24,337			23,463
Total Liabilities	1,504,564			1,426,537
Shareholders’ Equity	125,155			117,289
Total Liabilities and Shareholders’ Equity	$1,629,719			$1,543,826

Net Interest Income (Tax-equivalent Basis)		44,259			36,455
Net Interest Spread			3.37			2.74
Net Interest Margin			3.81			3.31

Reversal of Tax-Equivalent Adjustment		(2,206)	(.19)		(2,179)	(.20)
Net Interest Income, As Reported		$42,053			$34,276

Financial Market Turmoil: (the following discussion provides the information required under Part II, Item 1.A “Risk Factors.”) Over the past twelve months, the Dow Jones Industrial Average (Dow Jones) slid from a high of over 14,000 to a low of under 8,000, with the most dramatic change occurring during October 2008, after the close of the third quarter of 2008.  The financial markets and particularly financial entities have felt the impact of losses on subprime mortgages and loss of short-term liquidity, including the September 2008 failure of Lehman Brothers Holdings (Lehman) and the distressed sales of Bear Stearns and Merrill Lynch.  In addition, the number of bank failures, while not at historic highs, have risen to levels not seen for several years.  Many community banks that were not underwriting subprime residential real estate loans, like our company, have not experienced the significant losses in their loan or investment portfolios or the liquidity concerns that our larger contemporaries have experienced.  However, the magnitude of turmoil in the markets does or may have an impact on our operations in the following areas:

•

Investment Securities:  We do not hold mortgage-backed securities backed by subprime mortgages in our investment portfolio or collateralized debt obligations backed directly or indirectly by such mortgage-backed securities or other low-quality loans. However, we do hold certain corporate bonds and other debt instruments issued by entities whose values have been impacted by the deterioration of the financial markets.  The Company holds a $2.0 million senior unsecured bond issued by Lehman. On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the market value of the Lehman bond. Management has deemed the decline to be other-than-temporary and, accordingly, recognized a non-cash other-than-temporary impairment charge to third quarter earnings of $731 thousand net of tax (a $.07 reduction in diluted earnings per share). The remaining estimated value of our Lehman bond of $800 thousand has been included in non-performing assets as of September 30, 2008.  The Lehman bankruptcy proceedings are ongoing and ultimate value of our bond is subject to further change.  Corporate bonds and other debt securities represented only $7.3 million, or 1.5%, of our $482.0 million investment securities portfolio at September 30, 2008.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac.

•

Income from Fiduciary Activities:  Our fees in this area generally bear a direct relationship to the fair value of the assets under management.  The market value of assets under trust administration and investment management at September 30, 2008, amounted to $862.6 million, a decrease of $98.6 million, or 10.3%, from December 31, 2007.

•

Loans: Credit Quality:  We have not engaged in the origination of subprime mortgage loans or in subprime lending as a business line.  We have not engaged in real estate development lending except in accordance with our historically rigorous underwriting standards involving substantial collateral protection.  To date, we have not experienced any significant deterioration in our credit quality, including in our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we provide support for their supplementary liquidity needs.  However, current unemployment rates are higher than in the past few years and the number of total jobs has decreased, although these trends are largely attributable to a few changes in the local operations of larger corporations.

o

Residential Real Estate Loans:  We have not experienced an increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime loans.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have not experienced any significant change in our delinquency rate or level of charge-offs.

•

Liquidity:  We have not experienced any liquidity issues (see our general liquidity discussion on page 33).  In general, we rely on asset-based liquidity (i.e. cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLB overnight and term advances and the Federal Reserve Bank discount window, as primary sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.

OVERVIEW

We reported earnings of $5.008 million for the third quarter of 2008, an increase of $498 thousand, or 11.0%, as compared to $4.510 million for the third quarter of 2007.  Diluted earnings per share were $.47 and $.42 for the respective quarters.  Average diluted shares outstanding decreased by 1.3% from the third quarter of 2007 to the third quarter of 2008, as repurchases of shares under our common stock repurchase program exceeded the issuance of shares under our compensatory stock plans.  For the first nine months of 2008 we reported earnings of $15.425 million, an increase of $2.574 million, or 20.0%, as compared to $12.851 million for the first nine months of 2007.  Diluted earnings per share were $1.45 and $1.19 for the respective 2008 and 2007 nine-month periods.  Accompanying growth in our net earnings and earnings per share for the quarter and for the nine-month period was an increase in our earning assets, total assets and equity.  These patterns are reflected in the return on average assets and the return on average equity.

The return on average assets for the third quarter of 2008 was 1.20%, compared to 1.14% for the third quarter of 2007, an increase of 6 basis points, or 5.3%.  The return on average equity for the third quarter of 2008 was 15.99%, compared to 15.38% for the third quarter of 2007, an increase of 61 basis points, or 4.0%.  For the first nine months of 2008 and 2007, the return on average assets was 1.26% and 1.11%, respectively.  The return on average equity for the first nine months of 2008 was 16.46%, compared to 14.65% for the prior year period, an increase of 181 basis points, or 12.4%.

We achieved these improvements primarily from a strong increase in net interest income, which increased $3.2 million, or 27.9%, from the third quarter of 2007 to the third quarter of 2008.  This increase in turn was largely the result of an improving net interest margin, as our cost of funds decreased sharply, more so than our average yield on interest earning assets.  The third quarter 2008 net interest income increase was offset, in part, by the recognition of other-than-temporary impairment on the Lehman bond, discussed above.

Despite the significant troubles affecting the U.S. economy generally, our asset quality remained strong at period-end and our net charge-offs for the quarter and year-to-date remain near historic low levels, at an annualized rate of .07% of average loans for the quarter and .05% of average loans for the nine-month period.

Total assets were $1.67 billion at September 30, 2008, an increase of $88.2 million, or 5.6%, from December 31, 2007, and an increase of $96.0 million, or 6.1%, above the level at September 30, 2007.

Total shareholders’ equity was $125.4 million at September 30, 2008, an increase of $3.1 million, or 2.6%, from December 31, 2007.  The increase in total shareholders’ equity was primarily attributable to an increase in retained earnings, offset in part by repurchases of our common stock, our guarantee of a loan to our Employee Stock Ownership Plan (ESOP) (which requires a reduction to shareholders’ equity for the shares that have not been allocated to employees) and an increase in the unrealized holding losses, net of tax, on securities in the available-for-sale portfolio.  Our risk-based capital ratios and Tier 1 leverage ratio continued to significantly exceed regulatory minimum requirements at period-end.  At September 30, 2008 both our banks qualified as "well-capitalized" as defined under regulatory capital guidelines.

On October 14, 2008 we announced that our subsidiary, Glens Falls National Bank and Trust Company, had executed a letter of intent to acquire Upstate Agency, Inc., an independent property and casualty insurance agency headquartered in Chestertown, New York with five offices located in Northeastern New York.  The acquisition is subject to the parties entering into a definitive purchase agreement, obtaining all required regulatory approvals and other terms and conditions.   We anticipate the transaction will be completed in the fourth quarter of 2008.

As of the date of this Report, we had not determined whether or not we would submit an application to the U.S. Treasury Department and our principal federal bank regulator for an investment of capital by the Treasury Department in our preferred stock under the federal government’s recently announced Capital Purchase Program, authorized under the Emergency Economic Stabilization Act of 2008.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
Selected Balance Sheet Data:	Sep 2008	Dec 2007	Sep 2007	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold	$ ---	$ 16,000	$ 4,000	$(16,000)	$(4,000)	(100.0)%	(100.0)%
Securities Available-for-Sale	350,526	338,070	336,055	12,456	14,471	3.7	4.3
Securities Held-to-Maturity	131,438	114,611	115,702	16,827	15,736	14.7	13.6
Loans (1)	1,106,506	1,038,844	1,034,548	67,662	71,958	6.5	7.0
Allowance for Loan Losses	12,785	12,401	12,341	384	444	3.1	3.6
Earning Assets (1)	1,588,470	1,507,525	1,490,305	80,945	98,165	5.4	6.6
Total Assets	1,673,051	1,584,846	1,577,049	88,205	96,002	5.6	6.1

Demand Deposits	$ 190,452	$ 184,273	$ 191,125	$ 6,179	$ (673)	3.4	(0.4)
NOW, Regular Savings & Money Market Deposit Accounts	675,219	590,383	607,180	84,836	68,039	14.4	11.2
Time Deposits of $100,000 or More	166,124	180,334	166,916	(14,210)	(792)	(7.9)	(0.5)
Other Time Deposits	240,181	249,210	252,281	(9,029)	(12,100)	(3.6)	(4.8)
Total Deposits	$1,271,976	$1,204,200	$1,217,502	$ 67,776	$54,474	5.6	4.5
Short-Term Borrowings	$ 71,064	53,719	$ 48,791	$ 17,345	$22,273	32.3	45.6
Federal Home Loan Bank Advances:
Term Advances	160,000	160,000	150,000	---	10,000	---	6.7
Shareholders' Equity	125,397	122,256	118,874	3,141	6,523	2.6	5.5

(1) Includes Nonaccrual Loans

Deposit Generally; Municipal Deposits:  We did not experience in the just completed quarter, nor have we experienced since the end of such quarter, unusual developments or changes in the aggregate levels of our deposits, including significant increases in withdrawals, or significant changes in the mix or pricing of our deposits. We have continued the long-term trend of modestly decreasing the rates we pay on deposits, which we initiated in the third quarter of 2007 following the Federal Reserve Board’s commencement of a concerted effort to lower short-term interest rates.

As discussed under “Changes in Sources of Funds,” below, our increase in overall deposit balances in the first nine months of 2008 was largely due to an increase in our municipal deposits over this period.  In addition, recent fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average have represented 15% to 20% of our total deposits, mainly in NOW accounts and time deposits of short duration.  Many of our contractual municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments and hence our earnings level is affected by the shape of the yield curve; the stronger the upward slope of the yield curve, the more positive the impact on our earnings.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  During the recent sharp decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008, the yield curve returned to its traditional upward slope as longer-term rates tended to resist any comparable downward movement.  This upward slope continued throughout the third quarter of 2008.  We expect continuing downward pressure on short-term interest rates (and in our deposit rates), but if the Federal Reserve Board’s upcoming actions reignite inflationary concerns, this may change.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $67.8 million, or 5.6%, from December 31, 2007 to September 30, 2008.  This increase was primarily attributable to a $67.7 million increase in period-end municipal balances.  Short-term borrowings increased by $17.3 million (primarily repurchase agreements) and FHLB advances remained unchanged.

Changes in Earning Assets:  Our loan portfolio increased by $67.7 million, or 6.5%, from December 31, 2007 to September 30, 2008.  We experienced the following trends in our three largest segments:

1.

Residential real estate loans – an increase of $18.9 million from December 31, 2007 to September 30, 2008, as originations of approximately $48 million exceeded prepayments and normal amortization.

2.

Indirect loans – a $14.8 million, or 4.4%, increase in the level of indirect loans during the first nine months of 2008, reflecting an increased level of activity in the third quarter of 2008 that overcame an 8.7% decrease in the level of originations for the first six months of 2008 compared to the first six months of 2007.  During 2008, originations of approximately $130 million were offset by approximately $116 million of prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment increased by $38.3 million in the first nine months of 2008, reflecting continued moderate to strong demand for commercial lending.

During the nine month period, funds from maturing assets not committed to loan originations were primarily placed in securities available-for-sale (up $12.5 million, or 3.7%, from year-end).

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Demand Deposits	$ 200,193	$ 188,949	$ 182,118	$ 190,002	$ 194,628
Interest-Bearing Demand Deposits	353,171	370,458	339,296	353,655	310,219
Regular and Money Market Savings	288,307	284,695	265,712	263,784	263,620
Time Deposits of $100,000 or More	178,041	156,850	187,610	174,915	189,685
Other Time Deposits	242,069	238,297	248,471	250,260	257,056
Total Deposits	$1,261,781	$1,239,249	$1,223,207	$1,232,616	$1,215,208

Percentage of Average Quarterly Deposits

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Demand Deposits	15.9%	15.2%	14.9%	15.4%	16.0%
Interest-Bearing Demand Deposits	28.0	29.9	27.8	28.7	25.5
Regular and Money Market Savings	22.8	23.0	21.7	21.4	21.7
Time Deposits of $100,000 or More	14.1	12.7	15.3	14.2	15.6
Other Time Deposits	19.2	19.2	20.3	20.3	21.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first two quarters of 2008 as the average balance decreased $9.4 million, or 0.8%, in the first quarter of 2008, from the fourth quarter of 2007, which the average deposit balance for the second quarter of 2008 increased $16.0 million, or 1.3%, from the first quarter of 2008.  During the third quarter of 2008, the average balance of our municipal deposits decreased by $11.4 million, but this decrease was more than offset by a $33.9 million increase in the average balance of our non-municipal accounts.  We did not acquire any branches during the past five quarters, but did previously open an additional branch in Plattsburgh during the first quarter of 2007.  During the first two quarters of 2008, as the rates we paid on deposits decreased significantly across all types of deposits, we experienced a shift from time deposits to shorter-maturity deposits, primarily to NOW accounts in the case of municipal deposits and primarily to savings accounts in the case of individual depositors.

Quarterly Cost of Deposits

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.31	1.38	1.69	2.34	2.16
Regular and Money Market Savings	1.19	1.25	1.39	1.52	1.51
Time Deposits of $100,000 or More	2.88	3.11	4.05	4.60	4.88
Other Time Deposits	3.23	3.46	4.23	4.42	4.41
Total Deposits	1.67	1.76	2.25	2.55	2.57

Impact of Interest Rate Changes 2003 – 2008

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Rates 2003 – 2008.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to an almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  The prevailing low rates on credit provoked a substantial expansion of lending across all sectors of the U.S. economy, especially mortgage and consumer lending.  In mid-2004, the Fed reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately.

From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and in significant amounts.

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

Flattening of the Yield Curve 2005 – 2007.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.

Recent Return to Normal Yield Curve.  Only at the end of the second quarter of 2007 did the yield on longer-term securities begin to increase over short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Because market perceptions and expectations are now changing regarding the need to price more risk into long-term debt, long-term rates may be expected to remain steady, or perhaps even rise, even though short-term rates have dropped sharply in recent quarters.  Therefore, the yield curve may continue to reflect its more traditional shape for some time.  However, even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality in recent periods may nevertheless experience pressure on credit quality in upcoming periods, especially if the national or regional economy continues to weaken, which may reduce the benefit we experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings diminish across the U.S. economy and the redeployment of funds by bankers from maturing loans and assets into other high-quality assets becomes progressively more difficult.

Effect of Rate Changes on Margin.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing short-term market rates began to decline and our margin increased, and during the mid-2003 to 2004 period, when rates began to increase and our margins experienced a negative effect.  In 2005 through mid-2007, however, even as the Fed held rates steady, our net interest margin continued to suffer as a result of the flattening yield curve.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%, and then increased slightly to 3.32% for each of the first two quarters of 2007.  In the third quarter of 2007 the margin decreased once again, to 3.29%, before returning to 3.32% in the fourth quarter.

Improvement  in Our Margins Late 2007 – 2008.  Since September 30, 2007 our margin has steadily improved, principally due to the fact the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  The dramatic reduction in short-term interest rates since September 2007 had an immediate and significant positive impact on our net interest income and net interest margin in the first two quarters of 2008.  Net interest margin for the 2008 first quarter was 3.56%, an increase of 24 basis points from the previous quarter, and then increased by another 36 basis points to 3.92% for the second quarter of 2008.  The margin held steady at 3.93% for the third quarter of 2008.  Our ability to reduce the rates paid on some of our non-maturity deposit products, if short-term funding rates continue to decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.

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

The $20 million of trust preferred securities identified on our consolidated balance sheet as of September 30, 2008 (referred to as “Junior Subordinated Obligations to Unconsolidated Subsidiary Trusts”) qualify as regulatory capital under the bank regulators’ capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 31 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Loan Portfolio Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Commercial and Commercial Real Estate	$ 306,160	$ 292,869	$ 277,003	$ 273,068	$ 265,060
Residential Real Estate	334,489	326,003	322,819	318,883	315,576
Home Equity	48,358	47,895	46,535	46,152	45,864
Indirect Consumer Loans	342,526	332,458	337,060	342,595	339,955
Other Consumer Loans [1]	51,758	53,578	55,493	55,963	54,944
Total Loans	$1,083,291	$1,052,803	$1,038,910	$1,036,661	$1,021,399

Percentage of Quarterly Average Loans

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Commercial and Commercial Real Estate	28.3%	27.8%	26.7%	26.3%	25.9%
Residential Real Estate	30.9	31.0	31.1	30.8	30.9
Home Equity	4.4	4.5	4.5	4.4	4.5
Indirect Consumer Loans	31.6	31.6	32.4	33.1	33.3
Other Consumer Loans	4.8	5.1	5.3	5.4	5.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  During the second half of 2007 and through the first three quarters of 2008, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In recent months, as real estate values have continued to fall in most areas of the U.S., problems have spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2007 and first three quarters of 2008 as a result of their origination or investment in those kinds of loans or securities.

Through September 2008, we have not experienced any significant deterioration in our loan or investment portfolios, except for the impaired Lehman bond cited earlier in this Report.  We have never engaged in subprime mortgage lending as a business line and we have not purchased any subprime mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values as other parts of the U.S., are the principal reasons that we have not experienced any significant deterioration in our loan portfolio through the Report date.

If, however, the current downturn in the U.S. housing market should continue and the U.S. and/or our local economy should weaken notably in upcoming periods, we can give no assurances about the continuing high quality of our loan portfolio.  In such an event we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing rights.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  During 2008, the $48.4 million of new residential real estate loan originations offset normal principal amortization and prepayments on pre-existing loans.  We expect that, if we continue to retain all or most originations, we will be able to maintain the current level of residential real estate loans and may experience some continued growth.  However, if the economy or local real estate market suffers a major downturn and the demand for residential real estate loans in our service area decreases, our portfolio also may decrease, which may negatively impact our financial performance.

Indirect Loans: In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on indirect (auto) loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the third quarter, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the indirect loan market increased and our portfolio at September 30, 2008 exceeded the balance at December 31, 2007 by $14.8 million, or 4.4%.

At September 30, 2008, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent dramatic reduction in auto demand continues, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates resume their offering of highly-subsidized vehicle loans.  Such weakened demand for indirect loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced moderate to strong demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during the third quarter of 2008 as the average balance in this category grew $13.3 million from the prior quarter’s average.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLB or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although both the demand for such loans as well as the quality of the portfolio may be negatively affected if the national or regional economy weakens in upcoming periods.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Commercial and Commercial Real Estate	6.61%	6.74%	7.13%	7.15%	7.26%
Residential Real Estate	6.00	6.07	6.08	6.01	6.03
Home Equity	4.91	5.24	6.84	7.33	7.82
Indirect Consumer Loans	6.35	6.22	6.20	6.20	6.05
Other Consumer Loans	7.36	7.30	7.33	7.35	7.35
Total Loans	6.30	6.33	6.50	6.50	6.51

In the third quarter of 2008, the average yield on our loan portfolio declined by 3 basis points, from 6.33% to 6.30%, due primarily to competitive pressures on rates for new commercial and commercial real estate loans.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) also fell during the quarter.  However, the decrease in average yield on loans was not as pronounced as the nine basis point decline in our cost of deposits during the quarter, continuing the trend from preceding quarters.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets is  impacted by changes in prevailing interest rates, as previously discussed in this Report on page 24 under the heading "Impact of Interest Rate Changes 2003 - 2008."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, changing perceptions of risk inherent in loans of all types (specifically, enhanced performance risk in a highly stressed economy) and consumer expectations and preferences.  Generally, however, the portfolio yield always adjusts toward prevailing market rates, as a significant amount of cash flow from normal amortization and prepayments on loans reprices at current rates, in the form or new loans generated at the current yields.

Investment Portfolio Trends

The following table presents the changes in the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2007 to September 30, 2008 (in thousands):

	Period End Balances			Net Unrealized Gain (Loss)
	Sep 2008	Dec 2007	Change	Sep 2008	Dec 2007	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$ 16,376	$ 39,497	$(23,121)	$ 1	$ 11	$ (10)
State and Municipal Obligations	16,788	24,206	(7,418)	19	(10)	29
Collateralized Mortgage Obligations	190,226	138,971	51,255	(1,490)	62	(1,552)
Other Mortgage-Backed Securities	109,030	112,458	(3,428)	(304)	2	(306)
Corporate and Other Debt Securities	7,287	11,574	(4,287)	(1,054)	8	(1,062)
Mutual Funds and Equity Securities	10,819	11,364	(545)	(320)	(134)	(186)
Total	$350,526	$338,070	$12,456	$(3,148)	$ (61)	$(3,087)

Securities Held-to-Maturity:
State and Municipal Obligations	$131,438	$114,611	$16,827	$(1,358)	$366	$(1,724)

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities, both in the available-for-sale portfolio and the held-to-maturity portfolio, if the fair value thereof is less than the amortized cost to determine any other-than-temporary impairment as defined under generally accepted accounting principles.  As previously cited on page 21 of this Report, in the third quarter of 2008 we recognized an other-than-temporary impairment loss on a Lehman bond, the value of which was written down from its $2 million face value to a fair value of $800 thousand.  For both periods presented in the above table, other mortgage-backed securities consisted solely of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase and other than the impaired securities discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Nine Months Ended
	Sep 2008	Sep 2007
Sales
Mutual Funds and Equity Securities	$5,547	$2,225
Net Losses on Securities Transactions	$29	$---

Purchases
Collateralized Mortgage Obligations	$ 73,616	$ ---
Other Mortgage-Backed Securities	15,481	39,494
U.S. Agency Securities	10,875	500
State and Municipal Obligations	5,784	8,975
Other	3,943	9,619
Total Purchases	$109,699	$58,588

Maturities & Calls	$87,125	$38,689

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Sep 2008	Jun 2008	Mar 2008	Dec 2007	Sep 2007
Loan Balances:
Period-End Loans	$1,106,506	$1,062,999	$1,043,732	$1,038,844	$1,034,548
Average Loans, Year-to-Date	1,058,426	1,045,857	1,038,910	1,020,856	1,015,529
Average Loans, Quarter-to-Date	1,083,291	1,052,803	1,038,910	1,036,661	1,021,399
Period-End Assets	1,673,051	1,630,981	1,628,592	1,584,846	1,577,049

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,401	$12,401	$12,401	$12,278	$12,278
Provision for Loan Losses, YTD	791	538	290	513	322
Loans Charged-off, YTD	(825)	(563)	(295)	(830)	(610)
Recoveries of Loans Previously Charged-off	418	349	84	440	351
Net Charge-offs, YTD	(407)	(214)	(211)	(390)	(259)
Allowance for Loan Losses, End of Period	$12,785	$12,725	$12,480	$12,401	$12,341

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$12,725	$12,480	$12,401	$12,341	$12,315
Provision for Loan Losses, QTD	253	248	290	191	136
Loans Charged-off, QTD	(263)	(268)	(295)	(220)	(185)
Recoveries of Loans Previously Charged-off	70	265	84	89	75
Net Charge-offs, QTD	(193)	(3)	(211)	(131)	(110)
Allowance for Loan Losses, End of Period	$12,785	$12,725	$12,480	$12,401	$12,341

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$2,424	$1,941	$2,060	$1,939	$1,900
Loans Past due 90 Days or More
and Still Accruing Interest	455	593	1,006	245	121
Total Nonperforming Loans	2,879	2,534	3,066	2,184	2,021
Nonaccrual Investments	800	---	---	---	---
Repossessed Assets	61	53	25	63	63
Other Real Estate Owned	270	242	149	89	26
Total Nonperforming Assets	$4,010	$2,829	$3,240	$2,336	$2,110

Asset Quality Ratios:
Allowance to Nonperforming Loans	444.08%	502.17%	407.05%	567.81%	610.64%
Allowance to Period-End Loans	1.16	1.20	1.20	1.19	1.19
Provision to Average Loans (Quarter)	0.09	0.09	0.11	0.07	0.05
Provision to Average Loans (YTD)	0.10	0.10	0.11	0.05	0.04
Net Charge-offs to Average Loans (Quarter)	0.07	0.00	0.08	0.05	0.04
Net Charge-offs to Average Loans (YTD)	0.05	0.04	0.08	0.04	0.03
Nonperforming Loans to Total Loans	0.26	0.24	0.29	0.21	0.20
Nonperforming Assets to Total Assets	0.24	0.17	0.20	0.15	0.13

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the third quarter of 2008, we made a provision for loan losses of $253,000 following a provision of $248,000 in the second quarter of 2008.    The third quarter 2008 provision compares to a $136 thousand provision for the third quarter of 2007.  The increased 2008 provisions were primarily attributable to the perceived negative impact on the portfolio of the recent softening, and anticipated further softening, in the national economy which may eventually have a greater negative impact on our local economy.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

Under our SFAS No. 5 analysis, we group homogeneous loans by type, each with its own estimated loss rate.  Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of the reporting date.  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

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

In the second quarter of 2008, our net charge-offs were only $3,000, or .001% of average loans (annualized), as our gross charge-offs of $268,000 were nearly fully offset by recoveries of $265,000, primarily due to one unexpected recovery from our former Vermont operations.  Absent this unexpected recovery, our quarterly loss ratio would have been .07%, down slightly from the first quarter of 2008.  At June 30, 2008, the quarterly loss ratio due to net charge-offs experienced by our peer group had risen to .39% from .13% at June 30, 2007. In the third quarter of 2008, our annualized net charge-offs represented .07% of average loan balances, a very low ratio for our industry.

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that, in our experience and judgment, are likely to cause credit losses associated with our existing portfolio.  In our most recent analysis, these factors included:

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectibility of the portfolio, especially significant economic downtowns of the type currently being anticipated for the U.S. generally

•

Changes in the volume and severity of past due, nonaccrual and adversely classified loans

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

Risk Elements

Our nonperforming assets at September 30, 2008 amounted to $4.0 million, an increase of $1.7 million, or 71.7%, from the December 31, 2007 total, and an increase of $1.9 million, or 90.1%, from the September 30, 2007 total.  In both comparisons the change was primarily attributable to the classification as nonperforming of the remaining $800 thousand book value of the Lehman bond (after recognizing other-than-temporary impairment of $1.2 million) and to an increase in nonaccrual loans.  However, our .24% ratio of nonperforming assets to total assets at September 30, 2008 was still well below the 1.52% ratio for our peer group at June 30, 2008, which had increased from .98% at December 31, 2007.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $7.4 million and represented 0.67% of loans outstanding at that date, an increase of $1.4 million from the $6.0 million of such loans at September 30, 2007, which represented 0.58% of loans then outstanding.  These other non-current loans past due 30 to 89 days at September 30, 2008 were composed of approximately $5.7 million of consumer loans, principally indirect automobile loans, $1.1 million of residential real estate loans and $0.6 million of commercial loans.

The percentage of our performing loans that demonstrate characteristics of potential weakness from time-to-time, typically a very small percentage, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the last two or three years, although we believe that a general weakening of the U.S. economy in upcoming periods will likely have an adverse effect on the economy in our service area as well.

Even so, we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $3.1 million during the first nine months of 2008, from $122.3 million to $125.4 million.  Components of the change in shareholders' equity over the nine-month period are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report.

During the first nine months of 2008, we paid cash dividends of $.73 per share.

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

On April 30, 2008 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market or negotiated transactions.  This program replaced a similar $6 million repurchase program approved one year earlier, in April 2007, of which amount approximately $5.7 million was used to make repurchases prior to replacement of the 2007 program with the 2008 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management intends to effect additional stock repurchases under the 2008 program from time to time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases continue to be an attractive use of excess capital and in the best interests of stockholders.

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

As of September 30, 2008, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.40%	12.63%	13.79%
Glens Falls National Bank & Trust Co.	8.43	12.96	14.10
Saratoga National Bank & Trust Co.	8.94	11.79	13.04

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

As the above table indicates, all capital ratios of our bank holding company and our subsidiary banks at September 30, 2008 were above the minimum bank regulatory capital standards for financial institutions.  Additionally, at such date our bank holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Management continues to evaluate the option presented to the Company under the recently-enacted Emergency Economic Stabilization Act of 2008 (“EESA”) to apply to the U.S. Treasury Department (Treasury) and our principal federal bank regulator (the Federal Reserve Board) for an investment by the Treasury of capital in the Company’s preferred stock.  The amount of such investment, if applied for and approved by Treasury and the Fed, would be in an amount from 1 percent to the 3 percent of the Company’s risk-weighted assets, and would qualify as Tier 1 capital under the regulatory capital guidelines discussed above.  The Treasury recently reiterated that the capital purchase program is designed to attract broad participation by healthy institutions, to stabilize the financial system and increase lending for the benefit of the U.S. economy and the American people.  In the view of management, the Company does not require any such capital investment in order to continue with its present business plan or to remain profitable.

Arrow’s common stock is traded on The Nasdaq Global Select MarketSM under the symbol “AROW.”  The high and low sales prices listed below represent actual sales transactions, as reported by Nasdaq.

On October 29, 2008, our Board of Directors approved a fourth quarter cash dividend of $.25 per share, payable on December 15, 2008.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2007 3% stock dividend)

			Cash Dividends Declared

	Market Price
	Low	High
2007
First Quarter	$20.583	$24.553	$.233
Second Quarter	20.825	22.990	.233
Third Quarter	19.417	25.810	.233
Fourth Quarter	20.490	25.000	.240

2008
First Quarter	$18.500	$23.690	$.240
Second Quarter	$18.000	$24.350	$.240
Third Quarter	17.790	32.720	.250
Fourth Quarter (payable December 15, 2008)			.250

Quarter Ended September 30,	2008	2007
Dividends Per Share	$.25	$.23
Diluted Earnings Per Share	.47	.42
Dividend Payout Ratio	53.19%	54.76%
Total Equity (in thousands)	$125,397	$118,874
Shares Issued and Outstanding (in thousands)	10,509	10,612
Book Value Per Share	$11.93	$11.20
Intangible Assets (in thousands)	$16,457	$16,699
Tangible Book Value Per Share	$10.36	$9.63

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

In addition to regular loan repayments, securities available-for-sale represents a primary source of on-balance sheet cash flow.  We designate certain securities at the time of purchase as available-for-sale.  Selection of securities available-for-sale is based on their ready marketability, ability to collateralize certain municipal deposits and borrowed funds, yield and maturity.  At September 30, 2008, we had securities available-for-sale in the aggregate amount of $351 million.

In addition to liquidity arising from balance sheet cash flows, we have supplemented liquidity with additional off-balance sheet sources such as credit lines with the Federal Home Loan Bank ("FHLB").  We have established overnight and 30 day term lines of credit with the FHLB each in the amount of $124.0 million at September 30, 2008.  If advanced, such lines of credit are collateralized by our pledge of mortgage-backed securities, loans and FHLB stock.  In addition, we have in place borrowing facilities from correspondent banks and the Federal Reserve Bank of New York and also have identified repurchase agreements and brokered certificates of deposit as appropriate potential sources of funding.  At September 30, 2008, we had no brokered deposits and $66.8 million of repurchase agreement borrowings outstanding.

We recognize that liquidity is of heightened concern to all depository institutions in the current environment of economic uncertainty.  However, we are not aware of any known trends, events or uncertainties particular to our Company that will have or are reasonably likely to have a material adverse effect or make material demands on our liquidity in upcoming periods, including any regulatory or investor concerns regarding our capital, asset quality or funding sources, and we have determined that we possess adequate sources of liquidity for all of our reasonably foreseeable needs.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2008 Compared With

Three Months Ended September 30, 2007

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Sep 2008	Sep 2007	Change	% Change
Net Income	$5,008	$4,510	$498	11.0%
Diluted Earnings Per Share	.47	.42	.05	11.9
Return on Average Assets	1.20%	1.14%	.06%	5.3
Return on Average Equity	15.99%	15.38%	.61%	4.0

We reported earnings (net income) of $5.0 million for the third quarter of 2008, an increase of $498 thousand, or 11.0%, from the third quarter of 2007.   Diluted earnings per share were $.47 and $.42 for the respective quarters.  The increase in net income was primarily attributable to an increase in net interest income resulting from an expansion in our net interest margin combined with continuing earning asset growth and maintenance of strong asset quality.  As cited earlier, net income in the 2008 quarter included the recognition of other-than-temporary impairment of the bond, discussed above under “Financial Market Turmoil - Investment Securities” on page 21 of this Report.  This charge to earnings negatively impacted our Noninterest Income in the 2008 quarter.

The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Sep 2007	Change	% Change
Interest and Dividend Income	$23,302	$22,669	$ 633	2.8%
Interest Expense	7,690	10,272	(2,582)	(25.1)
Net Interest Income	$15,612	$12,397	$3,215	25.9

Tax-equivalent Adjustment	$710	$748	$(38)	(5.1)

Average Earning Assets (1)	$1,580,408	$1,494,744	$85,664	5.7
Average Paying Liabilities	1,308,191	1,231,812	76,379	6.2

Yield on Earning Assets (1)	5.87%	6.02%	(0.15)%	(2.5)
Cost of Paying Liabilities	2.34	3.31	(0.97)	(29.3)
Net Interest Spread	3.53	2.71	0.82	30.3
Net Interest Margin	3.93	3.29	0.64	19.5

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased from 3.29% to 3.93% from the third quarter of 2007 to the third quarter of 2008.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 16, regarding the tax-equivalent calculation of net interest income and net interest margin, which are commonly used non-GAAP financial measures for banks.)  Net interest income for the just completed quarter, on a tax- equivalent basis, increased $3.2 million, or 25.9%, from the third quarter of 2007.  The positive impact of recent interest rate changes are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2003-2008" and “Loan Portfolio Trends.”  The $85.7 million, or 5.7%, increase in average earning assets also had a positive impact on our net interest income between the two periods.

The provisions for loan losses were $253 thousand and $136 thousand for the quarters ended September 30, 2008 and 2007, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 29.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Sep 2007	Change	% Change
Income from Fiduciary Activities	1,349	$1,334	$15	1.1%
Fees for Other Services to Customers	2,242	2,097	145	6.9
Net Gains on Securities Transactions	6	---	6	---
Other-Than-Temporary Impairment on Investment Securities	(1,210)	---	(1,210)	---
Insurance Commissions	528	472	56	11.9
Other Operating Income	174	186	(12)	(6.5)
Total Noninterest Income	$3,089	$4,089	$(1,000)	(24.5)

As mentioned above, noninterest income in the 2008 quarter decreased by $1.0 million, or 24.5%, from noninterest income in the year-earlier quarter, principally as a result of non-cash charges related to the other-than-temporary impairment of the Lehman bond in our investment securities portfolio.

Income from fiduciary activities totaled $1.3 million for the third quarter of 2008, an increase of $15 thousand, or 1.1%, from the third quarter of 2007.  Our fees in this area generally bear a direct relationship to the value of the assets under management.  At September 30, 2008 the stock markets were in a period of extreme volatility.  The market value of assets under trust administration and investment management at September 30, 2008, amounted to $862.6 million, a decrease of $124.8 million, or 12.6%, from September 30, 2007.  The decline in stock market indices between the two periods was responsible for the decline in assets under administration.

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

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor, North Country Investment Advisers, Inc., for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $192.0 million at September 30, 2008, a decrease of $11.0 million, or 5.4%, from June 30, 2008.  Our proprietary funds were introduced in March 2001.  Currently, the majority of the balances in the funds are derived from trust accounts at our subsidiary banks.  The funds are also offered on a retail basis at most of the branch locations of our subsidiary banks.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $2.2 million for the third quarter of 2008, an increase of $145 thousand, or 6.9%, from the 2007 quarter.  The increase was primarily attributable to an increase in revenues related to mutual fund sales by a third-party provider of brokerage services to our customers and debit card interchange fees.

See our discussion on page 21 relating to the other-than-temporary impairment of a bond in our investment securities portfolio.

Insurance commissions have become a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  The increase in commissions was primarily attributable to an increase in the number of customers.

Other operating income may include, among other items, net gains or losses on the sale of loans, other real estate owned and other assets.  During both quarters we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2008 third quarter were $14 thousand compared to $4 thousand for the 2007 quarter.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Sep 2007	Change	% Change
Salaries and Employee Benefits	$5,883	$5,442	$441	8.1%
Occupancy Expense of Premises, Net	841	750	91	12.1
Furniture and Equipment Expense	820	720	100	13.9
Other Operating Expense	2,988	2,311	677	29.3
Total Noninterest Expense	$10,532	$9,223	$1,309	14.2

Efficiency Ratio	52.46%	55.36%	(2.90)%	(5.2)

Noninterest expense for the third quarter of 2008 was $10.5 million, an increase of $1.3 million, or 14.2%, over the expense for the third quarter of 2007.  For the third quarter of 2008, our efficiency ratio was 52.46%, down from $55.36% from the prior year’s comparable quarter.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 16 of this Report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   The decrease in our efficiency ratio from the prior year’s quarter, a positive change, reflects the fact that our net interest income grew at a more rapid rate than our noninterest expenses.  Our efficiency ratio generally has compared favorably to the ratios achieved by our peer group; for the second quarter 2008 our peer group’s ratio was 66.71%, compared to our ratio for that quarter of 55.21%.

Salaries and employee benefits expense increased $441 thousand, or 8.1%, from the third quarter of 2007 to the third quarter of 2008.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.41% for the third quarter of 2008.  The ratio for our peer group was 1.59% during the second quarter of 2008, when our ratio was 1.48%.

The increase in occupancy expense in the 2008 quarter was primarily in the area of building maintenance expenses and the increase in furniture and equipment expense was primarily attributable to an increase in data processing expenses.

Other operating expense was $3.0 million for the third quarter of 2008, an increase of $677 thousand, or 29.3%, from the third quarter of 2007.  The resumption of FDIC’s assessment for deposit insurance was responsible for $169 thousand of the increase.  Although the resumption of deposit insurance assessments began in 2007, most financial institutions received a one-time credit at the time that offset the resumed assessments in 2007 (see our discussion on page 7 of Form 10-K for December 31, 2007).  Our credit was fully utilized by the end of the first quarter of 2008.   The remaining increase to other operating expense was spread among several areas, including legal, marketing and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2008	Sep 2007	Change	% Change
Provision for Income Taxes	$2,198	$1,869	$329	17.6%
Effective Tax Rate	30.50%	29.30%	1.20%	4.1

The provisions for federal and state income taxes amounted to $2.2 million and $1.9 million for the third quarters of 2008 and 2007, respectively.  The 120 basis point increase in our effective tax rate from the 2007 quarter to the 2008 quarter was due to the relative decrease in the tax-exempt portion of our investment securities portfolio in the current period.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2008 Compared With

Nine Months Ended September 30, 2007

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2008	Sep 2007	Change	% Change
Net Income	$15,425	$12,851	$2,574	20.0%
Diluted Earnings Per Share	1.45	1.19	.26	21.8
Return on Average Assets	1.26%	1.11%	.15%	13.5
Return on Average Equity	16.46%	14.65%	1.81%	12.4

We reported net income of $15.4 million for the first nine months of 2008, an increase of $2.6 million, or 20.0%, from the first nine months of 2007.   Diluted earnings per share were $1.45 and $1.19 for the respective 2008 and 2007 nine-month periods.  As in the quarterly analysis, the increase was primarily attributable to an increase in net interest margin and net interest income, offset in part by the non-cash charges in the third quarter of 2008 resulting from the other-than-temporary impairment of the Lehman bond in our securities available-for-sale portfolio.  However, the nine-month period also included the positive impact of the financial benefits we recognized in the first quarter of 2008 as a result our equity interest in Visa, Inc. (see Note 8 to the unaudited consolidated interim financial statements on page 12 and the following discussion).

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2008	Sep 2007	Change	% Change
Interest and Dividend Income	$68,995	$66,325	$2,670	4.0%
Interest Expense	24,736	29,870	(5,134)	(17.2)
Net Interest Income	$44,259	$36,455	$7,804	21.4

Tax-equivalent Adjustment	$2,206	$2,179	$27	1.2

Average Earning Assets (1)	$1,553,046	$1,473,415	$79,631	5.4
Average Paying Liabilities	1,289,771	1,217,789	71,982	5.9

Yield on Earning Assets (1)	5.93%	6.02%	(0.09)%	(1.5)
Cost of Paying Liabilities	2.56	3.28	(0.72)	(22.0)
Net Interest Spread	3.37	2.74	0.63	23.0
Net Interest Margin	3.81	3.31	0.50	15.1

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased from 3.31% to 3.81% from the first nine months of 2007 to the first nine months of 2008.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 16, regarding tax-equivalent net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the 2008 nine-month period, on a tax-equivalent basis, increased $7.8 million, or 21.4%, from the first nine months of 2007. The positive impact of recent interest rate changes are discussed above in this Report under the sections entitled “Impact of Interest Rate Changes 2003-2008" and “Loan Portfolio Trends.”  The $79.6 million, or 5.4%, increase in average earning assets during the 2008 period also had a positive impact on the increase in net interest income.

The provisions for loan losses were $791 thousand and $322 thousand for the nine months ended September 30, 2008 and 2007, respectively.  The considerations underlying the increase in the provision and our method for determining the provision were discussed previously under the heading "Provision for Loan Losses" beginning on page 29.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2008	Sep 2007	Change	% Change
Income from Fiduciary Activities	4,184	$ 4,206	$(22)	(0.5)%
Fees for Other Services to Customers	6,318	6,041	277	4.6
Net Losses on Securities Transactions	(29)	---	(29)	---
Other-Than-Temporary Impairment on Investment Securities	(1,210)	---	(1,210)	---
Gain on Visa Stock Redemption	749	---	749	---
Gain on Sale of Premises	115	---	115	---
Insurance Commissions	1,575	1,435	140	9.8
Other Operating Income	415	590	(175)	(29.7)
Total Noninterest Income	$12,117	$12,272	$(155)	(1.3)

Income from fiduciary activities totaled $4.2 million for the first nine months of 2008, a decrease of $22 thousand, or 0.5%, from the first nine months of 2007, principally due to the decrease in the assets under trust administration and investment management.  Our fees in this area generally bear a direct relationship to the value of the assets under management, and the values of such assets fell between the two periods, largely as a result of the substantial decline in the U.S. stock markets.  See the discussion on recent market activity in the quarter-to-quarter analysis.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $192.0 million at September 30, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party purchasers and servicing income on sold loans) were $6.3 million for the first nine months of 2008, an increase of $277 thousand, or 4.6%, from the 2007 period.  The increase was primarily attributable to an increase in fees we receive from debit card interchange fees.

See our discussion on page 21 relating to the non-cash charges recognized in the 2008 period as a result of other-than-temporary impairment of the Lehman bond in our investment securities portfolio.

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter, our subsidiary, Glens Falls National Bank and Trust Company, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the $600 thousand pre-tax charge which we had previously recognized in the fourth quarter of 2007. Visa also used a portion of the IPO proceeds to redeem 38.7% of its Class B common stock held by its member banks including Glens Falls National Bank.  As a result, we also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by us from this partial redemption.

Insurance commissions have become a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  The increase in commissions between the 2007 and 2008 periods was primarily attributable to an increase in the number of customers.

For the first half of 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, that data processing servicing fee came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  Other operating income also includes net gains or losses on the sale of loans, other real estate owned and other assets.  During both periods we sold all student loan originations along with the servicing rights and completed certain pre-arranged sales of residential real estate loan originations and servicing rights, which we would not have otherwise originated.  We provided no guarantees and have no repurchase obligations with respect to any of these sold loans.  Net gains on the sale of loans for the 2008 first nine months were $55 thousand compared to $32 thousand for the 2007 period.  The primary reason for the decline in other operating income of $175 thousand from the first nine months of 2007 to the 2008 period was the discontinuation of our data processing servicing described above.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2008	Sep 2007	Change	% Change
Salaries and Employee Benefits	$17,911	$16,198	$1,713	10.6%
Occupancy Expense of Premises, Net	2,616	2,393	223	9.3
Furniture and Equipment Expense	2,385	2,261	124	5.5
Other Operating Expense	8,208	7,305	903	12.4
Total Noninterest Expense	$31,120	$28,157	$2,963	10.5

Efficiency Ratio	54.25%	57.17%	(2.92)%	(5.1)

Noninterest expense for the first nine months of 2008 was $31.1 million, an increase of $3.0 million, or 10.5%, over the expense for the first nine months of 2007.  For the first nine months of 2008, our efficiency ratio was 54.25%, down from 57.17% for the prior year’s nine-month period.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 16 of this Report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   The decrease in our efficiency ratio, a positive change, reflects the fact that our net interest income grew more rapidly than our noninterest expenses.  Our efficiency ratio generally has compared favorably to that of our peer group in recent periods.

Salaries and employee benefits expense increased $1.7 million, or 10.6%, from the first nine months of 2007 to the first nine months of 2008.  Salary expense increased 5.9% between the periods with the remainder of the increase consisting of an increase in expenses related to incentive compensation plans.  As the Company previously disclosed in the first quarter 2008 Form 10-Q, the Compensation Committee (“Committee”) of our Board of Directors determined at year-end 2007 not to make any distributions for 2007 under our Short-Term Incentive Plan to executives or other senior officers.  An important factor in that determination was the unanticipated one-time non-cash pre-tax charge of $600 thousand recorded by the Company in the fourth quarter of 2007 related to the Company’s obligation to indemnify Visa for our proportionate share of certain litigation settlements incurred by Visa USA and our estimate of the fair value of potential losses related to the remaining litigation.  On an annualized basis, our ratio of total personnel expense (salaries and employee benefits) to average assets was 1.47% for the first nine months of 2008.  Generally, our ratio of personnel expense to average assets has been better than that of our peer group in recent periods.

The increase in occupancy expense in the 2008 period was primarily in the area of building maintenance expenses and the increase in furniture and equipment expense was primarily attributable to an increase in data processing expenses.

Other operating expense was $8.2 million for the first nine months of 2008, an increase of $903 thousand, or 12.4%, from the first nine months of 2007.  The resumption of FDIC’s assessment for deposit insurance was responsible for $346 thousand of the increase.  Although the resumption of deposit insurance assessments began in 2007, most financial institutions received a one-time credit against the resumed assessments which resulted in no net insurance assessments in 2007 (see our discussion on page 7 of Form 10-K for December 31, 2007).  Our credit was fully utilized by the end of the first quarter of 2008.   The remaining increase to other operating expense was spread among several areas, including legal, marketing and telephone expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2008	Sep 2007	Change	% Change
Provision for Income Taxes	$6,834	$5,218	$1,616	31.0%
Effective Tax Rate	30.70%	28.88%	1.82%	6.3

The increase in the effective tax rate from the 2007 period to the 2008 period was due to the relative decrease in the tax-exempt portion of our investment securities portfolio in the current period.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and our liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates or prices will make our position less valuable.  The ongoing monitoring and management of risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest possible repricing date.  A parallel and pro rata shift in rates over a 12 month period is assumed.  Applying the simulation model analysis as of September 30, 2008 to our lead bank, Glens Falls National, a 200 basis point increase in interest rates demonstrated a 1.8% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.7% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.  However, when rates get very low, as in the current period of falling rates when the federal funds rate recently reached 1.00%, there is no room to lower many of our nonmaturity deposit product rates, while earning asset yields continue to fall.  This is the reason why our simulation model projects that, in the event of a near-term decrease in prevailing interest rates, our net interest income would decrease.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from September 2007 through October 2008 that resulted in a 425 basis point decrease in the targeted Federal Funds rate.  We believe that decreases in prevailing rates such as we have experienced recently will generally have a positive impact on our margin and net interest income in the short-term, but would be mitigated over the mid- to longer-term.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business. On an ongoing basis, we are the subject of or a party to various legal claims, which arise in the normal course of our business.  Any such pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.  Additionally, although we are not a named defendant in the antitrust litigation involving Visa Inc., as discussed in Note 8 to the unaudited consolidated interim financial statements in this Report, our subsidiary bank, as a Visa member bank, is obligated along with other member financial institutions to indemnify Visa in connection with these legal proceedings, which are ongoing.  As explained in Note 8, and as previously disclosed, we have recognized a liability in connection with our indemnification responsibilities as a Visa member, but are not able to predict whether we will be required to recognize in the future any additional liability in this capacity or the potential dollar amount thereof.

Item 1.A.

Risk Factors

Please refer to the Risk Factors listed in our previously filed Form 10-K for December 31, 2007, beginning on page 8 thereof.

Material changes to Risk Factors as previously disclosed in Form 10-K:  See our discussion on page 21 in this Report under “Financial Market Turmoil” relating to material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2007) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended June 30, 2008).  In response to the recent financial market turmoil, congress may enact legislation and regulators may promulgate regulations that have an impact on financial institutions, such as protecting certain classes of borrowers from foreclosure actions.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds - None

Issuer Purchases of Equity Securities

The following table presents information about our purchases of our own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2008:

Third Quarter 2008 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	29,513	$19.12	27,919	$2,697,224
August	3,666	23.47	1,700	2,657,379
September	38,047	26.58	---	2,657,379
Total	71,226	23.33	29,619

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s 2008 stock repurchase program (see Note 2), shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such additional methods:  July – DRIP purchases (1,594 shares); August – DRIP purchases (1,966 shares); September – DRIP purchases (16,925 shares), stock option exercises (21,122 shares).

2Share amounts listed in column C include only shares repurchased under the company’s publicly-announced stock repurchase programs.  On April 25, 2008 the Board of Directors authorized a new $5 million stock repurchase program (the 2008 stock repurchase program), effective immediately, which replaced the previous repurchase program approved in April 2007.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2008 repurchase program, the company’s only publicly-announced stock repurchase program in effect during third quarter of 2008.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: November 3, 2008	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: November 3, 2008	/s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)