Form 10-K
period 2008-12-31
ARROW FINANCIAL CORP
filed 2009-03-06
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $191,016,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class			Outstanding as of February 27, 2009
Common Stock, par value $1.00 per share			10,578,411
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2009 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – TABLE OF CONTENTS

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2009.

NOTE ON TERMINOLOGY

In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), U.S. Benefits, Inc. (a provider of administrative and recordkeeping services for more complex retirement plans) and Arrow Properties, Inc., a real estate investment trust (REIT).

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 286 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December  31, 2008, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 13 and 14 of this Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	8	Last paragraph in Section D
Impact of Legal Claims	Part I, Item 3	11	Paragraph under Item 3. “Legal Proceedings”
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	24	3rd paragraph under “Impact of Interest Rate Changes 2003- 2008”
	Part II, Item 7.B.I.	25	3rd paragraph
	Part II, Item 7.C.II.a.	34	1st paragraph under “Residential Real Estate Loans”
	Part II, Item 7.C.II.a.	34	Last paragraph under “Indirect Loans”
	Part II, Item 7.C.II.a.	35	1st paragraph under table
	Part II, Item 7.C.IV.	38	Last paragraph
	Part II, Item 7A.	43	Last three paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	26	1st and 2nd paragraphs under “II. Provision For Loan Losses and Allowance For Loan Losses”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	34	1st paragraph under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	40	Last paragraph in Section D “Liquidity”
Dividend Capacity	Part I, Item 1.C.	6	Next to last paragraph under Section C “Supervision and Regulation”
	Part II, Item 7.E.	41	3rd paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.

Factors that could cause or contribute to such differences include, but are not limited to; unexpected changes in economic and market conditions, including unanticipated fluctuations in interest rates and changes in the values of real estate and motor vehicles; severe changes in credit markets, including credit insurance markets; unforeseen developments in state and federal regulation of financial institutions; enhanced competition from unexpected sources, including governmental operation of previously private large banking organizations; new emerging technologies; unexpected loss of key personnel; and similar risks of major upheavals in financial operations and markets.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.

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

Tangible Book Value per Share:  Tangible equity is total shareholders’ equity (as calculated under GAAP) less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets, as a category of assets, includes many items, such as goodwill.

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns (directly or indirectly) two nationally chartered banks in New York (Glens Falls National and Saratoga National), an insurance agency (Capital Financial Group, Inc.), a registered investment adviser that advises our proprietary mutual funds (North Country Investment Advisers, Inc.), a Real Estate Investment Trust (Arrow Properties, Inc.) and four other non-bank subsidiaries whose operations are insignificant.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,425,044	$239,215
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$724,464	$30,914
Date Organized	1851	1988
Employees (full-time equivalent)	436	41
Offices	27	6
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 477 full-time equivalent employees at December 31, 2008.

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

In July 2008, Glens Falls National acquired the key operating assets, two employees and the trade name from U.S. Benefits, Inc., a provider of administrative and recordkeeping services for more complex retirement plans.  This acquisition allows the Company to offer enhanced and broadened services to retirement plan clients and will complement the fiduciary services currently offered by the Company through its trust administrative and investment management activities.

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

In November 2004, Glens Falls National acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.735 million), covenant not to compete ($117 thousand) and portfolio expirations ($686 thousand).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 66,630 shares of Arrow’s common stock at the closing.  The agreement also provided for annual contingent post-closing payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over the five-year period following the closing.  We concluded that under criteria established by Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations,” these contingent payments would be recorded as additional goodwill at the time of payment.  The maximum contingent payment over the five-year period is $3.0 million of Arrow stock, valued at the market price on the date of payment.  Through December 31, 2008, total contingent payments amounted to $356 thousand (14,509 shares).

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

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time-to-time we have sold a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and state housing agencies, while normally retaining the servicing rights.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we sold mortgage loans and concurrently purchased an equivalent amount of guaranteed mortgage-backed securities issued by Freddie Mac, with the sold loans representing the underlying collateral for the pooled securities.  We have no contingent liability to unrelated parties under these securitization arrangements.  At December 31, 2008, the balance of these securitized loans remaining in our securities portfolio was approximately $2.7 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extension of letters of credit and certain types of loans.

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

We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” mortgage loans.

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

An important area of banking regulation is the federal banking system’s promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under the FRB’s guidelines, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to capital requirements similar to the capital requirements applicable at the holding company level described above.  Our banks’ capital requirements have been promulgated by their primary federal regulator, the OCC.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as “well-capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2008 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 15 “Regulatory Matters” to the audited financial statements under Part II, Item 8 of this Report.

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

In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization.  If the leverage ratio/Tier 1 risk-adjusted capital ratio of a bank falls below 2%, the bank may be closed and placed in receivership, with the FDIC as receiver.

The Emergency Economic Stabilization Act of 2008 (EESA), which includes the Troubled Asset Relief Program (TARP), and the American Recovery and Reinvestment Act of 2009 (the ARRA) were recently enacted in response to the financial crises  currently affecting the banking system and financial markets.  The EESA, the ARRA and related government programs include a variety of regulatory initiatives aimed at providing stability to the financial services industry and financial markets; however, many of these laws and programs are and will continue to impact the supervision and regulation of the banking industry.  The impact of certain of these laws and programs are addressed in the following section regarding Recent Legislative Developments.

D. RECENT LEGISLATIVE DEVELOPMENTS

The EESA, the ARRA and related recently established governmental programs, such as the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the U.S. Treasury’s Capital Purchase Program (CPP), a component of TARP, are discussed at the end of this section.

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 became effective October 17, 2005. The Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, treatment of tax claims in bankruptcy, ancillary and cross-border cases, financial contract protection amendments to Chapter 12 governing family farmer reorganization, and special protection for patients of a health care business filing for bankruptcy.  This Act did not have a significant impact on our earnings or on our efforts to recover collateral on secured loans.  In January of 2009, Congress began to consider a bill that would give bankruptcy judges the power to alter rates, terms, balances and maturities of home mortgage loans.

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

The FICO was established by the Competitive Equality Banking Act of 1987, and is a mixed-ownership government corporation whose sole purpose was to issue bonds to insure thrift institutions. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.  FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from all FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO.  Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO.  For 2008, our FICO assessment was approximately $141,000.

In 2007 the FDIC resumed charging financial institutions a premium under the new “risk-based assessment system.”  Under this system, institutions in Risk Category I (the lowest of four risk categories) will pay a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.  Both of our banks qualified for the 5 cent per $100 assessment rate during 2008.

The Federal Deposit Insurance Reform Act of 2005 allowed "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion.  Our credit amounted to $747,000.  The credit was available to offset FDIC insurance premiums beginning in 2007, but not to offset the FICO bond assessment, which will continue through 2019.  The one-time credit fully offset our FDIC insurance premiums for 2007 and offset approximately $134,000 of our $637,000 2008 FDIC premiums.

In 2008, in response to the level of claims against the Bank Insurance Fund, the FDIC announced that it would raise the lowest rate from 5 cents to 12 cents per $100 of assessable deposits beginning with the first quarter of 2009.  In addition, beginning with the second quarter of 2009, the FDIC will add four new factors to the assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities.  These changes will dramatically increase FDIC insurance expenses for all insured institutions.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. The assessment would be payable on September 30, 2009.  If the 20 cent assessment is approved, we estimate that our assessment would total approximately $2.6 million.  This rule would also allow the FDIC to impose additional special assessments of up to 10 cents per $100 of domestic deposits at the end of any calendar quarter after June 30, 2009, to restore the Deposit Insurance Fund.

Also in late 2008, the FDIC adopted the TLGP to boost consumer confidence in their funds deposited with insured institutions.  The TLGP allowed insured institutions to participate in two areas of additional insurance: 1) full coverage of noninterest-bearing accounts through December 31, 2009 at a cost of an additional 10 cents per $100 of additional insured deposits, and 2) a guarantee of  certain newly-issued unsecured short-term senior debt issued by a bank holding company or bank on or before June 30, 2009, at a cost ranging from 50 to 100 basis points.  We elected to participate in both components of the TLGP, but, as of the filing date of this report, we have not issued any unsecured debt.  We estimate that the cost for the additional insurance will only be $18,000 for 2009.

Arrow was preliminarily approved by the U.S. Treasury Department to participate in the CPP; however, in January 2009, we announced that we would not participate in the CPP due to our strong financial and liquidity positions.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 17.  Under the CPP, the U.S. Treasury purchased preferred stock in participating publicly traded financial institutions.  The dividend rate on the stock was 5%, increasing to 9% in year 6 and later years.  The purchase also included the issuance of stock warrants at 15% of the amount of the investment.

The EESA, the ARRA, and the related governmental programs include a variety of initiatives that could have a significant impact on the banking industry and on Arrow; however, the actual impact that these new laws and programs will have on the financial markets, the financial services industry and Arrow cannot be determined at this time.  In addition, various federal bills that would significantly affect banks are introduced in Congress and the New York State Legislature from time-to-time.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

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

F. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  We also encounter strong competition from the failed government sponsored enterprises “Fannie Mae” and “Freddie Mac” in the area of mortgage loans.  Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the various loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	60	Chairman, President and CEO since 2004. Prior to 2004, Mr. Hoy served as President and CEO. Mr. Hoy has been with the company since 1974.
Terry R. Goodemote	45

Senior Vice President, Treasurer and CFO since January 1, 2007.  Prior to 2007, Mr. Goodemote was Senior Vice President and head of the Accounting Division.  Mr. Goodemote has been with the company since 1992.

John C. Van Leeuwen	65

Senior Vice President and Chief Credit Officer since 1995.  Mr. Van Leeuwen retired as an officer of the company on June 30, 2008 and since that date has served the Company under a consulting agreement.  Prior to 1995, Mr. Van Leeuwen served as Vice President and Loan Review Officer.  Mr. Van Leeuwen has been with the company since 1985.

Gerard R. Bilodeau	62

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

Item 1A. Risk Factors

Our financial results and the market price of our stock in future periods are subject to risks arising from many factors, including the following:  (Please note that the discussions below regarding potential impact on Arrow of certain of these factors that may develop in the future are not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible impact that could occur if the factors do develop.)

Difficult market conditions have adversely affected the financial services industry.  For many financial institutions, dramatic declines in the U.S. housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values.   To date, the impact of these adverse market conditions has been less significant on Arrow than it has been on many other U.S. financial institutions.  Write-downs at many of these other institutions, initially of asset-backed securities but spreading to other securities and loans, have caused a number of those institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  Generally, in the financial services sector, this market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies at many institutions, lack of consumer confidence, increased market volatility and widespread reduction of business activity.  Although this turmoil has affected Arrow and our local markets less than certain other institutions and markets so far, the resulting economic pressure on consumers and lack of confidence in the financial markets has already, to some extent, adversely affected our business, financial condition and results of operations. Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Arrow and others in the financial institutions industry.

If economic conditions continue to deteriorate and the U.S. experiences a prolonged nationwide recession, the company’s allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors.  For a variety of reasons, including falling home prices nationwide, declining collateral values of used low-mileage vehicles and a general deterioration in U.S. credit markets since 2007, the rate of growth in the national economy slowed dramatically in 2008 and available data suggests that economic conditions may continue to deteriorate in upcoming periods.  If the economy in our geographic market area, Northeastern New York State, should deteriorate or enter into a prolonged state of recession, this may have an additional adverse impact on our loan portfolio.  If the quality of our portfolio should weaken due to this impact, our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect financial results.  Moreover, loan portfolio difficulties often accompany difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.

If economic conditions worsen and the U.S. financial markets continue to experience difficulties, the company may experience limited access to credit markets.  As discussed under Part I, Item 7.D. “Liquidity,” the company has relationships with various third parties to provide overnight and longer-term credit arrangements.  As these third parties themselves have difficulty in accessing their own credit markets then we may, in turn, experience a decrease in our capacity to borrow funds.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which might have a material adverse effect on us.  In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is outstanding.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Our geographic market area experienced real estate price appreciation in the period 2002-2007 but property values in our region have leveled off in 2008 and have recently declined, similar to what is being experienced elsewhere in the U.S.  Furthermore, proposed foreclosure legislation, if enacted, may allow courts to alter the terms of mortgages in foreclosure, resulting in an adverse impact on financial institutions.

If securities prices continue to significantly decline, we likely will experience a continuing reduction in income from fiduciary activities.  A portion of the income we earn from managing assets in our fiduciary capacity is tied to the market value of those assets.

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

The domestic interest rate environment could negatively affect the company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two.  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates.  Volatility in interest rates can also result in the flow of funds away from financial institutions.  See the discussion under “Changes in Net Interest Income Due to Rate,” on page 24 of this Report.

Current levels of market volatility are unprecedented.  The market for certain investment securities has become highly volatile or inactive, and may not stabilize or resume in the near future.  This volatility can result in significant fluctuation in the prices of those securities, which could affect the results of our operations.

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

The soundness of other financial institutions could adversely affect Arrow.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  Arrow has exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and to losses or defaults by Arrow or by other institutions and organizations.  Many of these transactions expose Arrow to credit risk in the event of default of our counterparty or client.  In addition, Arrow’s credit risk may be exacerbated when the collateral held by Arrow cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due Arrow.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Significant legal or regulatory enforcement actions could subject the company to substantial uninsured liabilities.  From time to time we are subject to claims related to our operations.  These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs.  To protect ourselves from the cost of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations, but this insurance coverage may not cover all claims against us or may increase substantially in cost.  As a result, we may be exposed to significant uninsured liabilities, which could adversely affect our results of operations and financial condition.

The company faces continuing and growing security risks to its own information base and to information on its customers.  The computer systems and network infrastructure that we use are always vulnerable to unforeseen problems, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion or general infrastructure failure.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  We constantly assess and attempt to improve our security systems and disaster preparedness, but the risks in these areas are substantially escalating.

The company’s stock price may begin to reflect market volatility.  Our stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.  Many of these factors that may adversely affect our stock price do not directly pertain to our operating results, including general market fluctuations, industry-wide factors and economic and general political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

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

There can be no assurance that recently enacted legislation will stabilize the U.S. financial markets.  The EESA, ARRA and related federal government programs, such as the FDIC’s TLGP, are intended to stabilize and provide liquidity to the U.S. financial markets.  However, there can be no assurance that the EESA, the ARRA, the implementing regulations for the ESSA and ARRA, the TLGP, or any other governmental program will have a positive impact on the financial markets.  The failure of these laws and programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect Arrow’s business, financial condition, results of operations, access to credit or the trading price of Arrow’s common stock.

Arrow may be adversely affected by the recently enacted legislation and related programs.  The EESA, ARRA and related programs may adversely affect Arrow.  Arrow may face increased regulation of our business and increased costs associated with these laws and programs.  Programs established by the FDIC, whether or not Arrow participates, may have an adverse effect on Arrow.  For example, participation in the FDIC’s TLGP will require the payment of additional insurance premiums to the FDIC, but Arrow may also be required to pay significantly higher FDIC premiums caused by FDIC actions not involving Arrow (such as FDIC bank receiverships) that significantly deplete the insurance funds of the FDIC and reduce the ratio of reserves to insured deposits.

Item 1.B.  Unresolved Staff Comments - None

Item 2.  Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National Bank, our principal subsidiary.  We own twenty-seven branch offices and lease six others at market rates.

In the opinion of management, the physical properties of our holding company and our subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 1, 6 and 21 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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

None in the fourth quarter of 2008.

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

	2008			2007
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$18.500	$23.690	$.240	$20.583	$24.553	$.233
Second Quarter	18.000	24.350	.240	20.825	22.990	.233
Third Quarter	17.790	32.720	.250	19.417	25.810	.233
Fourth Quarter	21.500	29.980	.250	20.490	25.000	.240

The payment of cash dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 5,709 holders of record of Arrow’s common stock at December 31, 2008. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2008.  These equity compensation plans were our 1998 and 2008 Long Term Incentive Plans ("Stock Plans"), our 2000 Director, Officer and Employee Stock Purchase Plan ("ESPP") and our Directors' Stock Plan.  Consistent with applicable law and regulation, the Stock Plans were approved by Arrow's shareholders, while the ESPP and the Directors' Stock Plan were not shareholder approved upon adoption.  However, shareholders approved the Directors’ Stock Plan at their 2008 annual meeting when the plan was amended to add shares.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	434,532 (1)	$21.83	326,909 (2)
Equity Compensation Plans Not Approved by Security Holders	0	0	540,385 (3)
Total	434,532	$21.83	867,294

(1) Includes 434,532 shares of common stock issuable pursuant to outstanding stock options granted under the Stock Plans.

(2) At the 2008 annual meeting of shareholders, shareholders approved the 2008 Stock Plan, which authorizes grants of options or awards for 300,000 shares.  No options or awards were issued from that plan during the remainder of 2008.  No additional awards may be made under the 1998 Stock Plan.   Also included are 26,909 shares of common stock available for future issuance under the Directors’ Stock Plan.

(3) All 540,385 shares of common stock are available for future issuance under the ESPP.

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

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999, and amended in 2008 with the approval of the shareholders.  It provides for the automatic issuance of shares of Common Stock to directors of Arrow and its subsidiary banks in lieu of cash director fees otherwise payable to them.  The portion of directors’ fees payable in stock (as opposed to in cash) is fixed each year in advance by the Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2008, is 62,736 shares.

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index, the SNL $1B-$5B Bank Assets Index, and the Zacks $1B-$5B Bank Assets Index. The Company has determined, however, that the SNL $1B-$5B Bank Assets Index, the industry index used in previous years, is not the best indicator of stockholder return among the Company’s peers and will replace it with the Zacks $1B-$5B Bank Assets Index for this purpose going forward. The Zacks index was chosen as the industry index because of the large base of our peer group included in the index, which the Company believes represents a better indicator of stockholder return. Please note that the SNL $1B-$5B Bank Assets Index is also represented on the following graphs, because the applicable regulations require that both the new and old index be shown if the graph uses a different index from that used for the performance graph in the preceding year.  We will not include the SNL $1B-$5B Bank Assets Index in next year’s graphs.

The historical information set forth below may not be indicative of the future results. The first graph presents the five-year period from December 31, 2003 to December 31, 2008 and the second graph presents the ten-year period from December 31, 1998 to December 31, 2008.

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Arrow Financial Corporation [1]	100.00	118.56	106.50	107.88	100.54	122.50
Russell 2000 Index [1]	100.00	118.32	123.72	146.42	144.16	95.44
NASDAQ Banks Index [1]	100.00	114.45	111.80	125.48	99.46	72.51
Zacks $1B - $5B Bank Assets Index [1]	100.00	119.63	115.86	131.63	98.23	83.66
SNL $1B - $5B Bank Assets Index [2]	100.00	123.42	121.31	140.38	102.26	84.81

Sources:

1 Zacks Investment Research, Inc., Chicago, IL. Copyright 2009. All rights reserved. Used with permission.

2 SNL Financial LC, Charlottesville, VA Copyright 2009. All rights reserved. Used with permission.

Total Return Performance
300
250
200
150
100
50
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B-5B Bank Assets Index
SNL $1B-5B Bank Assets Index
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008

TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/98	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Arrow Financial Corporation [1]	100.00	100.11	105.92	173.80	198.63	231.32	274.26	246.36	249.54	232.57	283.37
Russell 2000 Index [1]	100.00	121.26	117.59	120.51	95.84	141.12	166.97	174.59	206.62	203.43	134.68
NASDAQ Banks Index[1]	100.00	96.15	109.84	118.92	121.74	156.61	179.25	175.10	196.52	155.77	113.56
Zacks $1B - $5B Bank Assets Index[1]	100.00	87.65	89.77	111.48	131.63	177.63	212.50	205.79	233.80	174.49	148.60
SNL $1B - $5B Bank Assets Index[2]	100.00	91.91	104.29	126.72	146.28	198.92	245.50	241.31	279.24	203.41	168.70

Sources:

1 Zacks Investment Research, Inc., Chicago, IL. Copyright 2009. All rights reserved. Used with permission.

2 SNL Financial LC, Charlottesville, VA Copyright 2009. All rights reserved. Used with permission.

The preceding stock performance graphs shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such future filings.

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency specializing in the sale of group health and life insurance products, Arrow issued 66,630 shares, as adjusted, of its common stock to the former sole shareholder of CFG, in exchange for his CFG shares.  The terms of the acquisition included a post-closing purchase price adjustment provision, under which Arrow would also pay to the sole shareholder, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow has issued an additional 14,509 shares to the sole shareholder through year-end 2008.  All shares issued to the sole shareholder at the original closing and in post-closing adjustments have been issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption has been available because the sole shareholder was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2008 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	5,551	$24.57	---	2,657,379
November	11,295	26.47	---	2,657,379
December	20,167	24.88	---	2,657,379
Total	37,013	25.32	---

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2008 - DRIP purchases (968 shares), stock options (4,583 shares); November 2008 – DRIP purchases (2,048 shares), stock options (9,247 shares); December 2008 – DRIP purchases (18,456 shares), stock options (1,711 shares).  DRIP purchases do not reflect so-called “netting” transactions, that is, purchases effected within the DRIP itself by the DRIP administrator consisting of monthly acquisitions of shares on behalf of purchasing participants who are investing funds in the plan from selling participants who are withdrawing funds from the plan.

2Includes only those shares acquired by Arrow pursuant to publicly-announced stock repurchase programs.  It does not include shares purchased or subject to purchase under the DRIP or shares surrendered to Arrow upon exercise of options granted under any compensatory stock plans.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2008 under which the Board authorized a twelve-month maximum cumulative purchase of $5,000,000 in stock.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2008	2007	2006	2005	2004
Interest and Dividend Income	$89,508	$86,577	$80,611	$72,127	$68,443
Interest Expense	32,277	40,283	34,743	24,114	19,206
Net Interest Income	57,231	46,294	45,868	48,013	49,237
Provision for Loan Losses	1,671	513	826	1,030	1,020
Net Interest Income After Provision for Loan Losses	55,560	45,781	45,042	46,983	48,217
Noninterest Income	15,886	16,288	15,883	14,584	12,830
Net (Losses) Gains on Securities Transactions	383	---	(102)	364	362
Noninterest Expense	42,393	37,930	36,807	35,189	32,972
Income Before Provision for Income Taxes	29,436	24,139	24,016	26,742	28,437
Provision for Income Taxes	8,999	6,807	7,124	8,103	8,959
Net Income	$20,437	$17,332	$16,892	$18,639	$19,478

Per Common Share: [1]
Basic Earnings	$ 1.93	$ 1.62	$ 1.55	$ 1.69	$ 1.76
Diluted Earnings	1.92	1.61	1.53	1.66	1.72

Per Common Share: [1]
Cash Dividends	$ .98	$ .94	$ .91	$ .87	$ .81
Book Value	11.93	11.50	10.83	10.68	10.59
Tangible Book Value [2]	10.38	9.94	9.28	9.10	9.54

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,665,086	$1,584,846	$1,520,217	$1,519,603	$1,377,949
Securities Available-for-Sale	325,090	338,070	315,886	326,363	325,248
Securities Held-to-Maturity	133,976	114,611	108,498	118,123	108,117
Loans	1,109,812	1,038,844	1,008,999	996,545	875,311
Nonperforming Assets	4,971	2,336	3,169	2,372	2,245
Deposits	1,275,063	1,204,200	1,186,397	1,165,763	1,032,280
Federal Home Loan Bank Advances	160,000	160,000	125,000	157,000	150,000
Other Borrowed Funds	79,956	73,719	68,324	63,054	63,976
Shareholders’ Equity	125,802	122,256	118,130	117,421	118,034

Selected Key Ratios:
Return on Average Assets	1.24%	1.11%	1.11%	1.28%	1.40%
Return on Average Equity	16.26	14.68	14.38	15.94	17.54
Dividend Payout [3]	51.04	58.39	59.87	52.27	47.25

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September

    2007 3% stock dividend.

2Tangible book value excludes intangible assets from total equity.

3Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents selected quarterly information for the fourth quarter of 2008 and the preceding four quarters:

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Net Income	$5,012	$5,008	$5,436	$4,981	$4,481

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation (see page 21)	$ ---	$ ---	$ ---	$185	$(362)
Gain on Redemption of Visa Inc. Class B Shares	---	---	---	452	---
Other-Than-Temporary Impairment (OTTI) (see page 20)	(242)	(731)	---	---	---
Net Securities Gains (Losses)	249	4	(21)	---	---
Net Gain on the Sale of Premises (see page 29)	---	---	---	69	---
Net Gains on Sales of Loans	31	8	19	5	5
Net Gains (Losses) on the Sale of Other Real Estate Owned	18	---	---	---	(5)

Period End Shares Outstanding	10,546	10,509	10,516	10,637	10,627
Basic Average Shares Outstanding	10,524	10,497	10,593	10,645	10,619
Diluted Average Shares Outstanding	10,588	10,559	10,650	10,694	10,682
Basic Earnings Per Share	$.48	$.48	$.51	$.47	$.42
Diluted Earnings Per Share	.47	.47	.51	.47	.42
Cash Dividends Per Share	.25	.25	.24	.24	.24

Average Assets	$1,687,366	$1,657,666	$1,625,093	$1,606,082	$1,601,053
Average Equity	127,136	124,601	126,177	124,686	120,433
Return on Average Assets	1.18%	1.20%	1.35%	1.25%	1.11%
Return on Average Equity	15.68	15.99	17.33	16.07	14.76

Average Earning Assets	$1,615,240	$1,580,408	$1,548,365	$1,530,061	$1,526,148
Average Paying Liabilities	1,345,344	1,308,191	1,288,047	1,272,871	1,265,765
Interest Income, Tax-Equivalent [1]	23,446	23,302	22,861	22,832	23,171
Interest Expense	7,541	7,690	7,751	9,295	10,413
Net Interest Income, Tax-Equivalent [1]	15,905	15,612	15,110	13,537	12,758
Tax-Equivalent Adjustment	727	710	746	750	740
Net Interest Margin [1]	3.92%	3.93%	3.92%	3.56%	3.32%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$11,273	$10,532	$10,409	$10,179	$ 9,773
Less: Intangible Asset Amortization	(89)	(89)	(86)	(96)	(96)
Net Noninterest Expense	$11,184	$10,443	$10,323	$10,083	$ 9,677
Net Interest Income, Tax-Equivalent [1]	$15,905	$15,612	$15,110	$13,537	$12,758
Noninterest Income	4,152	3,089	4,181	4,847	4,016
Less: Net Securities (Gains) Losses	(12)	1,204	35	(749)	---
Net Gross Income	$20,045	$19,905	$19,326	$17,635	$16,774
Efficiency Ratio [1]	55.79%	52.46%	53.42%	57.18%	57.69%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.39%	8.32%	8.45%	8.54%	8.37%
Total Shareholders’ Equity (i.e. Book Value)	$125,802	$125,397	$124,080	$127,051	$122,256
Book Value per Share	11.93	11.93	11.80	11.94	11.50
Intangible Assets	16,378	16,457	16,495	16,593	16,590
Tangible Book Value per Share	10.38	10.36	10.23	10.38	9.94

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.14%	.07%	.00%	.08%	.05%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.32	.09	.09	.11	.07
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.20	1.16	1.20	1.20	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	338.05	444.08	502.17	407.05	567.81
Nonperforming Loans as a Percentage of Loans, Period-end	.35	.26	.24	.29	.21
Nonperforming Assets as a Percentage of Total Assets, Period-end	.30	.24	.17	.20	.15

 1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for subsequent stock dividends, including the most recent September 2007 3% stock dividend.

	Dec 2008	Dec 2007	Dec 2006
Net Income	$20,437	$17,332	$16,892

Transactions Recorded in Net Income (Net of Tax):
Visa Litigation (see page 21)	$185	$(362)	$ ---
Gain on Redemption of Visa Inc. Class B Shares (see page 21)	452	---	---
Other-Than-Temporary Impairment (OTTI) (see page 20)	(971)	---	---
Net Securities Gains (Losses)	231	---	(61)
Net Gain on the Sale of Premises (see page 29)	69	---	136
Net Gains on Sales of Loans	64	25	44
Net Gains (Losses) on the Sale of Other Real Estate Owned	18	(2)	---

Period End Shares Outstanding	10,546	10,627	10,905
Basic Average Shares Outstanding	10,565	10,714	10,922
Diluted Average Shares Outstanding	10,622	10,786	11,067
Basic Earnings Per Share	$1.93	$1.62	$1.55
Diluted Earnings Per Share	1.92	1.61	1.53
Cash Dividends Per Share	.98	.94	.91

Average Assets	$1,644,210	$1,558,251	$1,522,327
Average Equity	125,653	118,082	117,466
Return on Average Assets	1.24%	1.11%	1.11%
Return on Average Equity	16.26	14.68	14.38

Average Earning Assets	$1,568,677	$1,486,707	$1,451,655
Average Paying Liabilities	1,303,740	1,229,882	1,201,612
Interest Income, Tax-Equivalent [1]	92,441	89,498	82,999
Interest Expense	32,277	40,283	34,743
Net Interest Income, Tax-Equivalent [1]	60,164	49,215	48,256
Tax-Equivalent Adjustment	2,933	2,921	2,388
Net Interest Margin [1]	3.84%	3.31%	3.32%
Efficiency Ratio Calculation [1]
Noninterest Expense	$42,393	$37,930	$36,807
Less: Intangible Asset Amortization	(360)	(394)	(436)
Net Noninterest Expense	$42,033	$37,536	$36,371
Net Interest Income, Tax-Equivalent [1]	$60,164	$49,215	$48,256
Noninterest Income	16,269	16,288	15,781
Less: Net Securities Losses (Gains)	478	---	102
Net Gross Income	$76,911	$65,503	$64,139
Efficiency Ratio [1]	54.65%	57.30%	56.71%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.39%	8.37%	8.63%
Total Shareholders’ Equity (i.e. Book Value)	$125,802	$122,256	$118,130
Book Value per Share	11.93	11.50	10.83
Intangible Assets	16,378	16,590	16,925
Tangible Book Value per Share	10.38	9.94	9.28

Net Loans Charged-off as a Percentage of Average Loans	.07%	.04%	.08%
Provision for Loan Losses as a Percentage of Average Loans	.16	.05	.08
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.20	1.19	1.22
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	338.05	567.81	442.12
Nonperforming Loans as a Percentage of Loans, Period-end	.35	.21	.28
Nonperforming Assets as a Percentage of Total Assets, Period-end	.30	.15	.21

1 See “Use of Non-GAAP Financial Measures” on page 4.

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

Other than temporary decline in the value of debt and equity securities:  SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” requires that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  For example, if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security not impaired at acquisition, an other-than-temporary impairment shall be considered to have occurred.  If the decline in fair value is judged to be other than temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be included in current period earnings.  Any significant economic downturn might result, and historically have on occasion resulted, in an other-than-temporary impairment in securities held in our portfolio.

Valuation methods for securities available-for-sale measured at fair value on a recurring basis:  We account for securities available-for-sale in accordance with SFAS No. 115, with changes to fair value recorded in other comprehensive income.  Most of the portfolio, which includes U.S. Treasury and agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate debt and equity securities are priced using industry-standard models that consider various assumptions that include time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are either observable in the marketplace, derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.   Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2008 and our financial condition as of December 31, 2008 and 2007.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW

Summary of 2008 Financial Results

We reported net income of $20.4 million for 2008, an increase of $3.1 million, or 17.9%, compared to 2007.  Diluted earnings per share of $1.92 represented an increase of $.31, or 19.3%, from 2007.  During 2008, both our net interest margin and net interest income increased due to a combination of falling short-term interest rates (which has a proportionately larger impact on the cost of our deposits than on our earnings from our assets) combined with a market-wide return of a positively-sloped yield curve (which has a proportionately larger impact on our earning assets than on our liabilities).  A 5.5% increase in average earning assets also had a positive impact on the growth in our net interest income.  Unlike many financial institutions, we did not experience significant deterioration in our loan and asset quality during 2008 despite the onset of a worldwide economic recession and severe disruption in the financial markets generally.

Earnings in all quarters of 2008 were higher than the respective 2007 quarters; in spite of the worsening economy late in 2008, annual earnings for 2008 represented a record high for the company.

Financial Market Turmoil:  Over the past fifteen months, the Dow Jones Industrial Average (Dow Jones) slid from a high of over 14,000 to a low of under 8,000, with the most dramatic change occurring during the fourth quarter of 2008.  The financial markets and particularly the banking sector have felt the impact of losses on subprime mortgages and other credit portfolios and loss of short-term liquidity, resulting in the September 2008 failure of Lehman Brothers Holdings (Lehman) and the distressed sales of Bear Stearns and Merrill Lynch.  In addition, the number of bank failures, while not at historic highs, has risen to levels not seen for several years.  Many community banks that were not underwriting subprime residential real estate loans and were not investing significant amounts in private issue collateralized debt obligations, like our company, have not experienced the significant losses in their loan or investment portfolios or the liquidity concerns that many of our larger contemporaries have experienced.  However, the magnitude of turmoil in the markets did have an impact on our operations during 2008 and may continue to influence our financial condition and results of operations in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CCP:  As previously disclosed in our Current Report in Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied to the U.S. Treasury Department and federal bank regulators for participation by the Company in the U.S. Government’s Capital Purchase Plan (“CPP”), an element of the larger Troubled Assets Relief Program (“TARP”), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and sell shares of our preferred stock to the Treasury Department but would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong at year-end such that the potential loss of Board and management flexibility entailed in CPP participation was deemed too high a cost to warrant participation.

Economic recession and loan quality:  As the economic recession got underway in late 2007, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2008, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2008, we had experienced a decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  Nonperforming loans amounted to $3.9 million at December 31, 2008, an increase of $1.7 million from the prior year-end.  The ratio of nonperforming loans to period-end loans was .35% at December 31, 2008, an increase from .21% one year earlier.  By way of comparison, this ratio for our peer group increased by 128 basis points from 1.08% at December 31, 2007 to 2.36% at December 31, 2008.  Our loans charged-off (net of recoveries) against our allowance for loan losses were $800 thousand for 2008, as compared to $390 thousand for the prior year.   At year-end 2008, the allowance for loan losses was $13.3 million, representing 1.20% of total loans, essentially the same as at the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we may often also provide support for their supplementary liquidity needs.  However, current unemployment rates in our region are higher than in the past few years and the number of total jobs has decreased, although these trends are largely attributable to a few changes in the local operations of a small number of larger corporations.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime loans.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have not experienced any significant change in our delinquency rate or level of charge-offs, although both delinquencies and charge-offs did increase moderately in the fourth quarter of 2008.

Investment securities and other-than-temporary impairment:  We hold a $2.0 million par value senior unsecured bond issued by Lehman. On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the market value of the bond. We deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $731 thousand net of tax (a $.07 reduction in diluted earnings per share). After further deterioration, we recognized an additional charge to earnings of $241 thousand net of tax (a $.02 reduction in diluted earnings per share) in the fourth quarter of 2008.  The remaining estimated value of our Lehman bond of $400 thousand has been included in non-performing assets as of December 31, 2008.  The Lehman bankruptcy proceedings are ongoing and the ultimate value of our bond is subject to further change.  Corporate bonds and other debt securities represented only $7.4 million, or 1.6%, of our $459.1 million investment securities portfolio at December 31, 2008.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of year-end, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s.

Liquidity and access to credit markets:  We have not experienced any liquidity issues during 2008 and through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 40).  In general, we rely on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as primary sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.

Effect of VISA public offering, stock redemption and litigation reserves:  In December 2007, we recorded a $600 thousand liability for our proportional share, as a member bank of the Visa credit card organization, of certain estimated litigation costs incurred by Visa U.S.A., Inc., as further described in our Form 10-K for December 31, 2007.  On March 28, 2008, VISA Inc. distributed to member banks, in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the IPO of its Class A shares on March 19, 2008.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, of its continuing litigation liabilities.  During the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 thousand from the mandatory redemption by Visa of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 thousand of the $600 thousand accrual at December 31, 2007 representing our proportional share of Visa litigation costs, reflected as a reduction in 2008 other operating expense.

Accordingly, we have a remaining liability of $294 thousand included as a component of “Other Liabilities” in the consolidated balance sheet as of December 31, 2008, representing our estimate of the fair value of potential losses related to the remaining covered Visa litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years or the settlement of litigation indemnified by member banks.  These remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time. In accordance with Generally Accepted Accounting Principles (GAAP) and consistent with the Securities and Exchange Commission (SEC) guidance, the Company has not recognized any value for its remaining Visa Class B shares.

In October 2008, Visa announced that it had settled the lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks are contingently liable. In December 2008, Visa deposited an additional $1.1 billion into the litigation escrow fund, thereby reducing the ratio for the conversion of Class B to Class A shares and effectively repurchasing approximately 12% of the remaining Class B shares held by member banks to fund its settlement of the Discover litigation.  The Company had not previously recognized the value of the Class B shares in accordance with the SEC guidance discussed above, nor did the Company recognize any income or expense as a result of Visa’s redemption of its Class B shares or settlement of the litigation in the fourth quarter. The estimation of the Company’s proportionate share of any potential losses related to certain covered litigation is extremely difficult and involves a high degree of judgment. Management has determined the remaining $294 thousand liability included in “Other Liabilities” on our year-end consolidated balance sheet is the fair value of our proportionate share of the remaining covered Visa litigation as of December 31, 2008, but this value is subject to change depending upon future developments in the Visa litigation.

Change in Shareholder Equity:  At December 31, 2008, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $10.38, an increase of $.44, or 4.4%, from year-end 2007.  Our total shareholders’ equity at year-end 2008 increased 2.9% over the year-end 2007 level.  Major changes to shareholders’ equity included: i) $20.4 million of net income for the year; ii) a $2.5 million net unrealized gain in securities available-for-sale, offset by; iii) cash dividends of $10.3 million, iv) losses on our pension plan (reflected as other comprehensive income) of $6.9 million; and v) repurchases of our own common stock of $4.3 million.  As of the last trading day of 2008, the average of our closing stock price was $21.43, resulting in a trading multiple of 2.42 to our tangible book value.  We also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong capital, financial and liquidity positions at year-end, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).

The Board of Directors declared a quarterly cash dividend of $.25 per share for the fourth quarter of 2008.  For the year, total cash dividends (as adjusted for stock dividends) were $.98 compared to $.94 for 2007, an increase of $.04, or 4.3%.

Other Recent Transactions:  In accordance with our Current Report in Form 8-K filed with the SEC on March 2, 2009, Arrow and its bank subsidiaries have transferred their merchant bank card processing business for a cash payment of $3 million to TransFirst LLC and a bank designated by TransFirst.  In connection with this transfer, TransFirst will provide merchant bank card processing to our merchant customers, and our organization will have the opportunity to develop new business through referrals, while eliminating the cost, responsibility and associated risks of administering a highly specialized processing service.  As we also announced in our March 2 Form 8-K, Arrow and Glens Falls National have terminated discussions to acquire Upstate Agency, Inc., an independent property and casualty insurance agency, as the parties were unable to reach agreement on certain terms of the proposed transaction.  As we also announced in our March 2, 2009 Form 8-K, Arrow and Glens Falls National have terminated discussions to acquire Upstate Agency, Inc., an independent property and casualty insurance agency, as the parties were unable to reach agreement on certain terms of the proposed transaction.  The potential acquisition of Upstate had been previously disclosed in a Current Report in Form 8-K filed with the SEC on October 14, 2008.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2008 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of the Report we calculate net interest income on a tax-equivalent basis using a marginal tax rate of 35%.

CHANGE IN NET INTEREST INCOME

 (Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2007 to 2008		2006 to 2007
	2008	2007	2006	Amount	%	Amount	%
Interest and Dividend Income	$92,441	$89,498	$82,999	$ 2,943	3.3%	$6,499	7.8%
Interest Expense	32,277	40,283	34,743	(8,006)	(19.9)	5,540	16.0
Net Interest Income	$60,164	$49,215	$48,256	$10,949	22.3	$ 959	2.0

On a tax-equivalent basis, net interest income was $60.2 million in 2008, an increase of $10.9 million, or 22.2%, from $49.2 million in 2007.  This compared to an increase of $959 thousand, or 2.0%, from 2006 to 2007.  Factors contributing to the increase in net interest income over the three-year period are discussed in the following portions of this Section B.I.

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2008 Compared to 2007			2007 Compared to 2006
	Change in Net Interest Income Due to:			Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (195)	$ (439)	$ (634)	$ 656	$ (12)	$ 644
Interest-Bearing Bank Balances	57	---	57	---	---	---
Securities Available-for-Sale:
Taxable	1,154	666	1,820	(674)	862	188
Non-Taxable	(154)	(97)	(251)	295	262	557
Securities Held-to-Maturity:
Taxable	(2)	(1)	(3)	(2)	1	(1)
Non-Taxable	478	(231)	247	416	24	440
Loans	3,229	(1,522)	1,707	1,523	3,148	4,671
Total Interest and Dividend Income	4,567	(1,624)	2,943	2,214	4,285	6,499
Interest Expense:
Deposits:
Interest-Bearing NOW Deposits	1,001	(2,696)	(1,695)	461	1,313	1,774
Regular and Money Market Savings	217	(792)	(575)	(229)	607	378
Time Deposits of $100,000 or More	(392)	(2,645)	(3,037)	876	594	1,470
Other Time Deposits	(625)	(2,140)	(2,765)	370	1,448	1,818
Total Deposits	201	(8,273)	(8,072)	1,478	3,962	5,440

Short-Term Borrowings	221	(821)	(600)	85	154	239
Long-Term Debt	1,025	(359)	666	(528)	389	(139)
Total Interest Expense	1,447	(9,453)	(8,006)	1,035	4,505	5,540
Net Interest Income	$3,120	$7,829	$10,949	$1,179	$ (220)	$ 959

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2008, 2007 and 2006 (i) average balances of assets, liabilities and shareholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under “Use of Non-GAAP Financial Measures“ on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Years Ended:	2008			2007			2006
		Interest			Interest			Interest
	Average	Income or	Rate Earned	Average	Income or	Rate Earned	Average	Income or	Rate Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ 17,472	$ 464	2.66%	$ 22,022	$ 1,098	4.99%	$ 8,875	$ 454	5.12%
Int.-Bearing Bank Balances	5,997	57	0.95	---	---	---	---	---	---
Securities Available-for- Sale:
Taxable	332,256	16,169	4.87	308,172	14,349	4.66	323,162	14,161	4.38
Non-Taxable	21,360	1,204	5.64	24,015	1,455	6.06	18,627	898	4.82
Securities Held-to-Maturity:
Taxable	274	13	4.74	310	16	5.16	356	17	4.78
Non-Taxable	119,934	6,597	5.50	111,332	6,350	5.70	104,024	5,910	5.68
Loans	1,071,384	67,937	6.34	1,020,856	66,230	6.49	996,611	61,559	6.18
Total Earning Assets	1,568,677	92,441	5.89	1,486,707	89,498	6.02	1,451,655	82,999	5.72
Allowance for Loan Losses	(12,658)			(12,323)			(12,263)
Cash and Due From Banks	32,505			33,180			33,853
Other Assets	55,686			50,687			49,082
Total Assets	$1,644,210			$1,558,251			$1,522,327
Deposits:
Interest-Bearing NOW	$ 367,351	5,173	1.41	$ 315,614	6,868	2.18	$ 290,860	5,094	1.75
Regular and Money Market Savings	281,208	3,398	1.21	266,007	3,973	1.49	283,253	3,595	1.27
Time Deposits of $100,000 Or More	172,055	5,591	3.25	180,606	8,628	4.78	161,729	7,158	4.43
Other Time Deposits	243,247	8,628	3.55	258,042	11,393	4.42	248,706	9,575	3.85
Total Interest- Bearing Deposits	1,063,861	22,790	2.14	1,020,269	30,862	3.02	984,548	25,422	2.58
Short-Term Borrowings	58,473	789	1.35	49,355	1,389	2.81	46,044	1,150	2.50
FHLBNY Advances and Long-Term Debt	181,406	8,698	4.79	160,258	8,032	5.01	171,020	8,171	4.78
Total Interest- Bearing Funds	1,303,740	32,277	2.48	1,229,882	40,283	3.28	1,201,612	34,743	2.89
Demand Deposits	189,999			186,474			182,706
Other Liabilities	24,818			23,813			20,543
Total Liabilities	1,518,557			1,440,169			1,404,861
Shareholders’ Equity	125,653			118,082			117,466
Total Liabilities and Shareholders’ Equity	$1,644,210			$1,558,251			$1,522,327
Net Interest Income (Tax-equivalent Basis)		60,164			49,215			48,256
Reversal of Tax Equivalent Adjustment		(2,933)			(2,921)			(2,388)
Net Interest Income		$57,231			$46,294			$45,868
Net Interest Spread			3.41%			2.74%			2.83%
Net Interest Margin			3.84%			3.31%			3.32%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2008	2007	2006
Yield on Earning Assets	5.89%	6.02%	5.72%
Cost of Interest-Bearing Liabilities	2.48	3.28	2.89
Net Interest Spread	3.41%	2.74%	2.83%
Net Interest Margin	3.84%	3.31%	3.32%

Following two years of decreases in net interest income (2006 and 2005), we experienced a modest increase in net interest  income in 2007 and a significant increase in 2008.  The increase was $959 thousand (or 2.0%) from 2006 to 2007, but $10.9 million (or 22.2%) from 2007 to 2008.  In 2008, an increase in average earning assets (i.e., changes in volume) had a $3.1 million positive impact on net interest income, but the greater influence was a significant increase in net interest margin (i.e., changes in rates), which provided a $7.8 million positive impact on our net interest income for the year.

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

Changes in Rates 2003 – 2008.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to a (then) almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  The resulting lower rates on credit provoked a substantial expansion of lending across all sectors of the U.S. economy, especially mortgage and consumer lending.  In mid-2004, the Fed reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately, as lending, particularly mortgage lending, continued to expand nationwide at a rapid rate.

From mid-2006 to fall 2007, the Fed did not take any actions to change short-term rates.  In September 2007, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and throughout 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedented low range of 0% to .25%.  We began to see an immediate impact in the reduced cost of our deposits, which we expect will continue but at a more gradual pace as maturing time deposits reprice.  We also expect that our loan and investment securities yields will decline, but that we may not realize a sizable reduction in our cost of deposits, since short-term rates are not expected to decrease significantly.

Changes in the Yield Curve 2005 – 2008.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase over short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Because market perceptions and expectations are now changing regarding the need to price more risk into long-term debt, long-term rates may be expected to remain steady, or perhaps even rise, even though short-term rates have dropped sharply in recent quarters.  Therefore, the yield curve may continue to reflect its more traditional shape for some time.  However, even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality in recent periods may nevertheless experience some increasing pressure on credit quality in recent periods, especially if the national or regional economy continues to weaken.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings diminish across the U.S. economy and the redeployment of funds by bankers from maturing loans and assets into other high-quality assets becomes progressively more difficult.

Effect of Rate Changes on Our Margin; Changes in Our Margins 2002 – Late 2007.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa, when prevailing rates being to increase as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing short-term market rates began to decline and our margin increased, and during the mid-2003 to 2004 period, when rates began to increase and our margins experienced a negative effect.  In 2005 through mid-2007, however, even as the Fed held rates steady, our net interest margin continued to suffer as a result of the flattening yield curve.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%, and then increased slightly to 3.32% for each of the first two quarters of 2007.  In the third quarter of 2007 the margin decreased once again, to 3.29%.

Improvement  in Our Margins Late 2007 – 2008.  Since September 30, 2007 our margin has steadily improved, principally due to the fact the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  The dramatic reduction in short-term interest rates since September 2007 has had a significant positive impact on our net interest income and net interest margins.  In the fourth quarter of 2007, our margin expanded by three basis points, to 3.32%, and our  margin for the 2008 first quarter was 3.56%, an increase of 24 basis points.  The margin increased by another 36 basis points to 3.92% for the second quarter of 2008, and then held steady at 3.93% and 3.92% for the respective third and fourth quarters of 2008.

We expect that our margin may contract in future periods as volume of repricing in the investment and loan portfolios exceeds the volume of repricing in our deposit and wholesale funding portfolios.

Moreover, our ability to reduce the rates paid on some of our non-maturity deposit products, even if short-term funding rates continue to decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2007 to 2008		2006 to 2007
	2008	2007	2006	Amount	%	Amount	%
Earning Assets	$1,568,677	$1,486,707	$1,451,655	$81,970	5.5%	$35,052	2.4%
Interest-Bearing Liabilities	1,303,740	1,229,882	1,201,612	73,858	6.0	28,270	2.4
Demand Deposits	189,999	186,474	182,706	3,525	1.9	3,768	2.1
Total Assets	1,644,210	1,558,251	1,522,327	85,959	5.5	35,924	2.4
Earning Assets to Total Assets	95.41%	95.41%	95.36%

2007 to 2008:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2008, average earning assets increased $82.0 million over 2007, while average interest-bearing liabilities only increased $73.9 million.  This combination led to a $3.1 million increase in net interest income.  (This positive effect was in addition to the $7.8 million positive impact on net interest income resulting from the changes in rates during the year, discussed above.)

The $82.0 million increase in average earning assets from 2007 to 2008 reflected an increase in average loans of $50.5 million, or 5.0%, and an increase of $30.0 million, or 6.8%, in investment securities, while the level of overnight funds purchased remained relatively unchanged.  We experienced increases in all major categories within the loan portfolio during 2008, although the average balance of indirect loans (which represented the second largest segment of the loan portfolio) increased only 1.3% from 2007.  Indirect loans are primarily auto loans financed through local dealerships where we acquire the dealer paper.  Increases in the average balances of our other two large segments were an increase of $29.5 million, or 10.0%, in our commercial and commercial real estate loans and an increase of $18.2 million, or 5.5%, in our residential real estate loans.

The $73.9 million increase in average interest-bearing liabilities resulted from a $47.1 million increase in average deposit balances and a $30.3 million increase in the average balance of other borrowed funds.

The fact that average earning assets grew at a faster pace than average interest-bearing liabilities was primarily due to a $3.5 million, or 1.9%, increase in the average balance of non-interest bearing demand deposits and from retained earnings.

2006 to 2007:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2007, average earning assets increased $35.1 million over 2006, while average interest-bearing liabilities only increased $28.3 million.  This combination led to a $1.2 million increase in net interest income.  (This positive effect was partially offset by the $220 thousand negative effect on net interest income resulting from the changes in rates during the year, discussed above.)

The $35.1 million increase in average earning assets from 2006 to 2007 reflected an increase in average loans of $24.2 million, or 2.4%, a decrease of $2.3 million, or 0.5%, in investment securities and an increase of $13.1 million in the average balance of federal funds purchased.  We experienced increases in all major categories within the loan portfolio during 2007, although the average balance of indirect loans (which represented the second largest segment of the loan portfolio) decreased slightly.  Indirect loans are primarily auto loans financed through local dealerships where we acquire the dealer paper.  Increases in the average balances of other loan categories included: i) for commercial and commercial real estate loans, an increase of $11.6 million, or 4.4%, ii) for residential real estate loans, an increase of $8.0 million, or 2.5%, and iii) for other consumer loans, an increase of $5.5 million, or 10.1%.  Although average loans increased by 2.4% in 2007, this was a lower rate of increase than the 5.8% rate experienced in 2006.

The $28.3 million increase in average interest-bearing liabilities resulted from a $28.2 million increase in time deposits and a $7.5 million increase in non-maturity deposit balances.  These increases were offset in part by a decrease of $7.5 million in the average balance of borrowed funds.

The fact that average earning assets grew at a faster pace than average interest-bearing liabilities was primarily due to a $3.8 million, or 2.1%, increase in the average balance of non-interest bearing demand deposits.

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

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans and losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

At December 31, 2008 we had three loans considered impaired that were evaluated under SFAS No. 114.  Those loans had sufficient collateral and required no specific reserve.  See Note 5 to the consolidated financial statements, included in Item 8 of this Report.

Homogenous Loan Pools:  Under our SFAS No. 5 analysis, we group homogeneous loans as follows, each with its own estimated loss-rate:

i)

Unsecured commercial loans,

ii)

Secured construction and development loans,

iii)

Secured commercial loans – non-owner occupied,

iv)

Secured commercial loans – owner occupied,

v)

One to four family residential real estate loans,

vi)

Home equity loans,

vii)

Indirect loans – low risk tiers (based on credit scores),

viii)

Indirect loans – high risk tiers, and

ix)

Other consumer loans.

Within the group of other commercial and commercial real estate loans, we sub-group loans based on our internal system of risk-rating, which is applied to all commercial and commercial real estate loans.  We establish loss rates for each of these pools.

Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of December 31, 2008.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had two losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at historical lows for our company, although charge-offs increased in 2008, particularly in the fourth quarter (see the table on page 28).  Annualized net charge-offs have ranged from .04% to .09% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid-to-late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.   The ratio for bank holding companies in our peer group was .65% for the years ended December 31, 2008, the most recent reporting period.  The change in this peer group ratio represents a significant increase from the prior five years when the peer ratio ranged from .13% to .25%.

Qualitative Analysis:  While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, we have also considered and adjusted historical loss factors for qualitative and environmental factors that are likely to cause credit losses associated with our existing portfolio.  These included:

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

From June 2004 to June 2006, the Federal Reserve Bank increased prevailing short-term rates in an effort to slow down national economic growth and check potential increases in the inflation rate.  However, from August 2007 through December 2008, the Federal Reserve Bank began to cut rates in response to the growing liquidity crisis in credit markets and evidence of a significant economic recession.  In our market area there was little impact from these developments in credit markets and the national economy on unemployment rates, job growth and business failures until the last quarter of 2008; overall, our market area has not experienced in the past five quarters the degree of negative impact on lending, credit and property values that the U.S. as a whole has experienced, although this may change in upcoming periods.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $500 thousand at December 31, 2008.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2008	2007	2006	2005	2004
Loans at End of Period	$1,109,812	$1,038,844	$1,008,999	$ 996,545	$ 875,311
Average Loans	1,071,384	1,020,856	996,611	942,286	866,690
Total Assets at End of Period	1,665,086	1,584,846	1,520,217	1,519,603	1,377,949

Nonperforming Assets:
Nonaccrual Loans:
Commercial Real Estate	$2,263	$ 758	$ 708	$ 597	$ 512
Commercial Loans	50	73	56	26	7
Residential Real Estate Loans	100	253	452	59	603
Consumer Loans	1,056	855	822	1,193	981
Total Nonaccrual Loans	3,469	1,939	2,038	1,875	2,103

Loans Past Due 90 or More Days and
Still Accruing Interest	457	245	739	373	6
Total Nonperforming Loans	3,926	2,184	2,777	2,248	2,109
Repossessed Assets	64	63	144	124	136
Other Real Estate Owned	581	89	248	---	---
Nonaccrual Investments	400	---	---	---	---
Total Nonperforming Assets	$4,971	$2,336	$3,169	$2,372	$2,245

Allowance for Loan Losses:
Balance at Beginning of Period	$12,401	$12,278	$12,241	$12,046	$11,842
Loans Charged-off:
Commercial, Financial
and Agricultural	(83)	(27)	(32)	(134)	(22)
Real Estate - Commercial	---	(6)	---	---	---
Real Estate - Residential	(25)	---	---	(30)	---
Installment Loans to Individuals	(1,184)	(797)	(1,105)	(964)	(1,040)
Total Loans Charged-off	(1,292)	(830)	(1,137)	(1,128)	(1,062)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	38	13	27	18	6
Real Estate - Commercial	197	17	17	17	17
Real Estate - Residential	2	2	2	2	3
Installment Loans to Individuals	255	408	302	256	220
Total Recoveries of Loans Previously Charged-off	492	440	348	293	246
Net Loans Charged-off	(800)	(390)	(789)	(835)	(816)
Provision for Loan Losses
Charged to Expense	1,671	513	826	1,030	1,020

Balance at End of Period	$13,272	$12,401	$12,278	$12,241	$12,046

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.07%	.04%	.08%	.09%	.09%
Provision for Loan Losses as a Percentage of Average Loans	.16	.05	.08	.11	.12
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.20	1.19	1.22	1.23	1.38
Allowance for Loan Losses as a Percentage of Nonperforming Loans	338.05	567.81	442.12	544.55	571.18
Nonperforming Loans as a Percentage of Loans, Period-end	.35	.21	.28	.23	.24
Nonperforming Assets as a Percentage of Total Assets, Period-end	.30	.15	.21	.16	.16

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2008	2007	2006	2005	2004
Commercial, Financial and Agricultural	$ 1,735	$ 1,634	$ 1,691	$ 1,574	$ 1,430
Real Estate-Commercial	3,568	3,247	3,348	3,160	2,632
Real Estate-Residential Mortgage	2,610	2,320	1,714	1,569	1,411
Indirect and Other Installment Loans to Individuals	4,859	4,369	4,517	5,294	4,392
Unallocated	500	831	1,008	644	2,181
Total	$13,272	$12,401	$12,278	$12,241	$12,046

III. NONINTEREST INCOME

The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, computer processing fees and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of noninterest income.

ANALYSIS OF NONINTEREST INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2007 to 2008		2006 to 2007
	2008	2007	2006	Amount	%	Amount	%
Income from Fiduciary Activities	$ 5,463	$ 5,572	$ 5,082	$ (109)	(2.0)%	$490	9.6%
Fees for Other Services to Customers	8,562	8,130	7,954	432	5.3	176	2.2
Net Gains (Losses) on Securities Transactions	383	---	(102)	383	---	102	100.0
Other Than Temporary Impairment	(1,610)	---	---	(1,610)	---	---	---
Gain on Visa Stock Redemption	749	---	---	749	---	---	---
Gain on the Sale of Premises	115	---	227	115	---	(227)	(100.0)
Insurance Commissions	2,066	1,869	1,768	197	10.5	101	5.7
Other Operating Income	541	717	852	(176)	(24.5)	(135)	(15.9)
Total Noninterest Income	$16,269	$16,288	$15,781	$ (19)	(0.1)%	$507	3.2%

2008 compared to 2007:  Although total noninterest income was relatively unchanged from 2007 to 2008 there were several significant transactions during 2008, most notably the two items discussed in the Overview beginning on page 20: 1) the write-down of our Lehman bond, and 2) the gain from the Visa stock redemption.

For 2008, income from fiduciary activities decreased $109 thousand, or 2.0%, from 2007.  The decrease followed the significant decrease in assets under administration and management following the severe decline in the stock markets in the last three months of 2008.  At year-end 2008, the market value of assets under trust administration and investment management amounted to $755.4 million, a decrease of $205.8 million, or 21.4%, from year-end 2007.  By comparison, the Dow Jones Industrial Average was 8,776 at December 31, 2008 – a 33.8% decrease from 13,264 at December 31, 2007.   With a significant portion of our fiduciary fees indexed to assets under administration we would normally expect this income to decrease proportionately.  However, since the market decline occurred primarily in the second half of the year our total income from fiduciary activities did not fall to the full extent of the decrease in the market value of assets under administration.

Income from fiduciary activities includes income from funds under investment management in The North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $180.0 million and $207.1 million at December 31, 2008 and 2007, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Our company’s pension plan is included as an investor in the North Country Funds, which owned shares in the funds with a market value of approximately $14.5 million at December 31, 2008 and $17.5 million at 2007.

Fees for other services to customers include deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $8.6 million in 2008, an increase of $432 thousand, or 5.3%, from 2007.  The increase was primarily attributable to debit card activity fee income and increases in income from our third-party provider of securities brokerage services.

During 2008 we recognized a net gain of $383 thousand on the sale of $29.1 million of investment securities available-for-sale, whereas no securities were sold during 2007.

During 2008 we sold a building which we were using for storage and for administrative purposes to a developer.  After renovation, we agreed to lease back office space which amounted to less than 10 percent of the total building space.  We recognized a gain of $115 thousand in 2008 on this sale.

In November 2004, we acquired Capital Financial Group, Inc., a local insurance agency specializing in the sale of group health and life insurance.  See the more detailed discussion of the acquisition on page 5 of this Report.  Insurance commission income  increased from $1.9 million in 2007 to $2.1 million in 2008.

Other operating income includes net gains on the sale of loans and other real estate owned as well as other miscellaneous revenues.  For 2008, other operating income decreased $176 thousand, or 24.5%, from 2007.  In years prior to 2008, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, this arrangement came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  Termination of the arrangement resulted in a reduction in fee income of $135 thousand in 2008 compared to 2007.

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

Fees for other services to customers in 2007 included deposit account service charges, debit card processing fees, merchant bankcard processing fees, safe deposit box fees and loan servicing fees.  These fees amounted to $8.1 million in 2007, an increase of $176 thousand, or 2.2%, from 2006.  The increase was primarily attributable to increases in rental income from our third-party provider of securities brokerage services and increases in our merchant bankcard and debit card activity fee income.

Insurance commission income from our Capital Financial insurance agency subsidiary was $1.7 million for 2005, the first full year of income from this business.  The total increased to $1.8 million in 2006 and $1.9 million in 2007.

Other operating income includes net gains on the sale of loans and other real estate owned as well as other miscellaneous revenues.  For 2007, other operating income decreased $135 thousand, or 15.9%, from 2006.  In 2006, we sold, at market price, a parcel of land that we had earlier purchased to serve as premises for a new branch.  The sale of land resulted in a gain of $227 thousand.  We subsequently entered into an agreement with the buyer to lease from them a portion of the building they constructed on the parcel of land to serve as a bank branch.  In years prior to 2007, other operating income included data processing servicing fee income received from one unaffiliated upstate New York bank.  However, this arrangement came to an end in the second quarter of 2007, following the acquisition of that institution by an unrelated company.  The termination of this arrangement in mid-2007 resulted in a reduction in fee income between 2006 and 2007 of $56 thousand.

IV. NONINTEREST EXPENSE

Noninterest expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2007 to 2008		2006 to 2007
	2008	2007	2006	Amount	%	Amount	%
Salaries and Employee Benefits	$24,551	$21,424	$22,096	$3,127	14.6%	$ (672)	(3.0)%
Occupancy Expense of Premises, Net	3,479	3,198	3,058	281	8.8	140	4.6
Furniture and Equipment Expense	3,211	3,015	2,971	196	6.5	44	1.5
Other Operating Expense	11,152	10,293	8,682	859	8.3	1,611	18.6
Total Noninterest Expense	$42,393	$37,930	$36,807	$4,463	11.8	$1,123	3.1

2008 compared to 2007:  Noninterest expense for 2008 amounted to $42.4 million, an increase of $4.5 million, or 11.8%, from 2007.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of noninterest expense to the sum of tax equivalent net interest income and other income.  Excluded from the calculation are intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 4 of this Report.  For 2008, the efficiency ratio for Arrow was 54.7%, a decrease from the 2007 ratio of 57.3%.  Our 2008 ratio compared favorably to the ratio for our peer group of 68.95% as of December 31, 2008.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 17 and 18 of this Report.

Salaries and employee benefits expense increased $3.1 million, or 14.6%, from 2007 to 2008.  Salary expense increased $1.13 million, or 6.9%, from 2007, due primarily to staff increases and to normal merit increases.  Employee benefits increased $2.0 million, or 39.2% from 2007 to 2008.  This was primarily attributable to increases in incentive compensation expenses.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.49% for 2008, which was still 4 basis points less than the annualized ratio for our peer group of 1.53% at December 31, 2008.

Occupancy expense increased $281 thousand, or 8.8%, from 2007 to 2008.  The increase was primarily attributable to increased heating costs, maintenance and real estate taxes.  Furniture and equipment expense increased by $196 thousand, or 6.5%, from 2007 to 2008.  The increase was primarily attributable to increases in data processing expenses.

Other operating expense increased from 2007 to 2008, by $859 thousand, or 8.3%.  The most significant component of the increase was an increase in our FDIC assessment of $505 thousand.  In 2007, the FDIC resumed charging an assessment for insured deposits.  All of our 2007 assessment was offset by a one time credit provided to bank by the FDIC.  The small dollar amount of credit remaining after 2007 was used up in its entirety to offset the assessment for the first quarter of 2008.  Other increases were spread among a variety of categories, including legal and marketing expenses.  These increases were offset in part by a $306 thousand reversal of the $600 thousand reserve for the Visa U.S.A. litigation costs recognized in the fourth quarter of 2007 (see page 21).

2007 compared to 2006:  Noninterest expense for 2007 amounted to $37.9 million, an increase of $1.1 million, or 3.1%, from 2006.  For 2007, the efficiency ratio for Arrow was 57.3%, an increase from the 2006 ratio of 56.7%.  Our 2007 ratio, however, still compared favorably to the ratio for our peer group of 64.6% as of December 31, 2007.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 17 and 18 of this Report.

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

Occupancy expense increased $140 thousand, or 4.6%, from 2006 to 2007. A portion of the increase was attributable to increased costs for two new branches.  Furniture and equipment expense increased by $44 thousand, or 1.5%, from 2006 to 2007.

Other operating expense increased from 2006 to 2007, by $1.6 million, or 18.6%.  The most significant component of the increase was the $600 thousand reserve for the Visa U.S.A. litigation costs (see page 21).  Other increases were spread among a variety of categories, including marketing and third party computer processing fees.

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars in Thousands)

	Years Ended December 31,			Change From Prior Year
				2007 to 2008		2006 to 2007
	2008	2007	2006	Amount	%	Amount	%
Provision for Income Taxes	$8,999	$6,807	$7,124	$2,192	32.2%	$(317)	(4.4)%
Effective Tax Rate	30.6%	28.2%	29.7%	2.4%	8.5	(1.5)%	(5.1)

The provisions for federal and state income taxes amounted to $9.0 million, $6.8 million and $7.1 million for 2008, 2007 and 2006, respectively.   The effective income tax rates for 2008, 2007 and 2006 were 30.6%, 28.2% and 29.7%, respectively, with the increase in the effective rate between 2007 and 2008 reflecting a decrease in the ratio of tax-exempt income to total income before taxes.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities were acquired and are being held.  Securities held-to-maturity are debt securities that the company has both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  At December 31, 2008, 2007 and 2006, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio at such date.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2008, 2007 and 2006.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2008	2007	2006
U.S. Treasury and Agency Obligations	$ 11,528	$ 39,497	$ 55,077
State and Municipal Obligations	15,446	24,206	23,189
Collateralized Mortgage Obligations	185,830	138,971	126,315
Other Mortgage-Backed Securities	93,849	112,458	90,051
Corporate and Other Debt Securities	7,433	11,574	11,613
Mutual Funds and Equity Securities	11,004	11,364	9,641
Total	$325,090	$338,070	$315,886

In all periods, other mortgage-backed securities consisted solely of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and commercial paper, which were highly rated at the time of purchase, although some have been downgraded recently, including our Lehman bond.  At year-end 2008, approximately $9.7 million, or 87.9%, of the listed amount of mutual funds and equity securities consisted of required holdings of stock of the Federal Reserve Bank of New York and the Federal Home Loan Bank of New York.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2008.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10-years category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$11,528	$ ---	$ ---	$ ---	$ 11,528
State and Municipal Obligations	7,591	3,828	985	3,042	15,446
Collateralized Mortgage Obligations	21,811	66,793	86,204	11,022	185,830
Other Mortgage-Backed Securities	2,903	57,662	15,470	17,814	93,849
Corporate and Other Debt Securities	2,936	4,342	---	155	7,433
Mutual Funds and Equity Securities	---	---	---	11,004	11,004
Total	$46,769	$132,625	$102,659	$43,037	$325,090

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2008.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	4.20%	---%	---%	---%	4.20%
State and Municipal Obligations	3.95	5.20	6.65	7.59	5.15
Collateralized Mortgage Obligations	4.47	4.64	5.22	5.27	4.93
Other Mortgage-Backed Securities	2.95	4.54	5.03	5.57	4.77
Corporate and Other Debt Securities	5.62[1]	5.02	---	4.52	5.22
Mutual Funds and Equity Securities	4.48	5.30	---	5.06	5.06
Total	4.09	4.58	5.18	5.32	4.50
[1] Includes the Lehman bond on a nonaccrual basis.

The yields on corporate and other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2008.  Yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2008 and 2007, the weighted average maturity was 5.1 and 3.3 years, respectively, for debt securities in the available-for-sale portfolio.  At December 31, 2008, the net unrealized gains on securities available-for-sale amounted to $4.0 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.

The unrealized loss on available-for-sale securities was $61 thousand at December 31, 2007.   For both periods, the unrealized gain or loss was primarily attributable to a change in market rates between the date of purchase and market yields at the balance sheet date.

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

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2008	2007	2006
State and Municipal Obligations	$133,976	$114,611	$108,498

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2008, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2008.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$51,970	$37,655	$30,073	$14,278	$133,976

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2008.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	4.48%	5.30%	5.52%	6.03%	5.11%

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2008.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2008, 2007 and 2006, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 4.0 years and 4.8 years at December 31, 2008 and 2007, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans

(Dollars In Thousands)

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 86,872	8	$ 79,128	8	$ 79,581	8	$ 79,917	8	$ 76,379	9
Real Estate - Commercial	183,676	17	160,787	15	161,443	16	152,447	15	137,107	15
Real Estate - Construction	34,428	3	39,265	4	31,319	3	25,736	3	7,868	1
Real Estate - Residential	444,655	40	417,092	40	399,446	40	376,820	38	342,957	39
Indirect and Other Installment Loans to Individuals	360,181	32	342,572	33	337,210	33	361,625	36	311,000	36
Total Loans	1,109,812	100	1,038,844	100	1,008,999	100	996,545	100	875,311	100
Allowance for Loan Losses	(13,272)		(12,401)		(12,278)		(12,241)		(12,046)
Total Loans, Net	$1,096,540		$1,026,443		$ 996,721		$984,304		$863,265

Maintenance of High Quality in the Loan Portfolio:  During the second half of 2007 and throughout 2008, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In recent months, as real estate values have continued to fall in most areas of the U.S., problems have spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  Recently, commercial real estate values have begun to decline substantially and commercial real estate mortgage portfolios have begun to experience the same problems that have beset residential mortgage portfolios over the prior 18 months.  Many lending institutions have suffered sizable charge-offs and losses in their loan and investment securities portfolios in the past six quarters as a result of their origination or investment in these kinds of loans or securities.

Through December 2008, we have not experienced a significant deterioration in our loan or investment portfolios, except for the impaired Lehman bond cited earlier in this Report.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income borrower within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values as other parts of the U.S., are the principal reasons that we have not to date experienced significant deterioration in our loan portfolio.

If, however, the current downturn in the U.S. real estate markets should continue and the U.S. and/or our local economy should continue to weaken substantially, we can give no assurances about the continuing high quality of our loan portfolio.  In such an event we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing rights.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we stopped selling our 30-year mortgage originations and decided to retain them in our portfolio.  However, during the last quarter of 2008, as the government support entities (GSEs) Fannie Mae and Freddie Mac began to dominate the stressed home mortgage market and to offer lower-rate mortgages that the non-GSI market was hard-pressed to match, we began to sell most of our originations to Freddie Mac.  During 2008, the $66.2 million of our new residential real estate loan originations offset normal principal amortization, prepayments on pre-existing loans and fourth quarter sales of newly originated loans.  If we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, we may experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Loans: In the early years of the current decade, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has fluctuated in size, with periods of expansion followed by contraction.  Generally, over the period the segment experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This change in indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing late 2001 and recurring periodically in the years since then.

At the end of the first quarter of 2006, we experienced an increase in indirect loans, which continued throughout the second and third quarters of 2006, for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  In the fourth quarter of 2006, however, indirect loan balances declined by 4.3%, measured at quarter-end (although the average balance for the fourth quarter was slightly higher than the average balance for the third quarter).

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on indirect (auto) loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the last two quarters of 2008, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the indirect loan market increased and our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.

Originations of indirect loans for 2008 were approximately $

174.8 million.  At December 31, 2008, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent dramatic reduction in auto demand continues, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates resume their offering of highly-subsidized vehicle loans.  Such weakened demand for indirect loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced moderate to strong demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2008 as the outstanding balance in this category grew $21.3 million, or 8.0%, from year-end 2007 on originations of approximately $114.9 million.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although in the last few months on a national scale, the commercial real estate market has recently begun to give signs of substantial weakness.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Commercial and Commercial Real Estate	$ 308,232	$ 306,160	$ 292,869	$ 277,003	$ 273,068
Residential Real Estate	340,486	334,489	326,003	322,819	318,883
Home Equity	51,887	48,358	47,895	46,535	46,152
Indirect Consumer Loans	358,945	342,526	332,458	337,060	342,595
Other Consumer Loans[1]	50,428	51,758	53,578	55,493	55,963
Total Loans	$1,109,978	$1,083,291	$1,052,803	$1,038,910	$1,036,661

Percentage of Total Quarterly Average Loans

	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Commercial and Commercial Real Estate	27.8%	28.3%	27.8%	26.7%	26.3%
Residential Real Estate	30.7	30.9	31.0	31.1	30.8
Home Equity	4.7	4.4	4.5	4.5	4.4
Indirect Consumer Loans	32.3	31.6	31.6	32.4	33.1
Other Consumer Loans[1]	4.5	4.8	5.1	5.3	5.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Commercial and Commercial Real Estate	6.48%	6.61%	6.74%	7.13%	7.15%
Residential Real Estate	6.00	6.00	6.07	6.08	6.01
Home Equity	4.74	4.91	5.24	6.84	7.33
Indirect Consumer Loans	6.36	6.35	6.22	6.20	6.20
Other Consumer Loans[1]	7.34	7.36	7.30	7.33	7.35
Total Loans	6.25	6.30	6.33	6.50	6.50

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on page 33, captioned “Types of Loans.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets is ultimately impacted by changes in prevailing interest rates, as previously discussed on in this Report on page 24 under the heading "Impact of Interest Rate Changes 2003 - 2008."  We expect that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.     Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of the change on our deposit portfolio (which is felt relatively quickly) and the impact of the change on our loan portfolio (which occurs more slowly).  The consequence of this time lag is a positive impact on the net interest margin during the beginning of a rate decline period, and a negative impact on the margin at the beginning of a rate increase period.

As we discussed in our review of net interest income above, during the period from mid-2004 to mid-2006, the Federal Reserve Bank increased the targeted federal funds rate from 1.00% to 5.25%, in an effort to dampen inflationary pressures and unrestrained borrowing.  During this period of rate increase, the time-lag between repricing of our deposits and the repricing of loan balances was especially lengthy; in some sectors of the portfolio, the upward repricing of loan rates never occurred, at least not before the Fed reversed course and began decreasing rates in the last four months of 2007 and all of 2008.

The following table indicates the respective maturities and interest rate structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2008.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the real estate - construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$30,850	$35,206	$20,816	$ 86,872
Real Estate - Construction	5,435	4,707	24,286	34,428
Total	$36,285	$39,913	$45,102	$121,300

Fixed Interest Rates	$ 6,420	$32,878	$17,843	$ 57,141
Variable Interest Rates	29,865	7,035	27,259	64,159
Total	$36,285	$39,913	$45,102	$121,300

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2008, our total contingent liability for standby letters of credit amounted to $15.1 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2008, we had outstanding unfunded loan commitments in the aggregate amount of approximately $160.6 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 28 under the heading “Summary of the Allowance and Provision for Loan Losses.”

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2008.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

The balance of loans 30-89 days past due totaled $7.8 million at December 31, 2008 and represented 0.71% of loans outstanding at that date, as compared to approximately $8.5 million, or 0.82% of loans at December 31, 2007.  These non-current loans at December 31, 2008 were composed of approximately $6.0 million of consumer loans, principally indirect motor vehicle loans, $1.2 million of residential real estate loans and $0.6 million of commercial loans.

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

During 2008, four commercial loans were considered impaired under SFAS No. 114 with an average recorded investment of $1.1 million.  At year-end 2008, the balance of impaired loans consisted of three loans with a combined balance of $2.2 million which had no related reserve.

At December 31, 2008, nonperforming loans amounted to $3.9 million, an increase of $1.7 million from the balance at year-end 2007.  Total nonperforming loans at year-end 2008 represented .35% of period-end loans, an increase from .21% at year-end 2007.  By way of comparison, the ratio of nonperforming loans to average loans for our peer group at December 31, 2008 was 2.36%, up from 1.08% at December 31, 2007.

During 2008, income recognized on year-end balances of nonaccrual loans was $208 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $295 thousand.

During 2007, one commercial loan was considered impaired under SFAS No. 114 with an average recorded investment of $733 thousand.  At year-end 2007, the balance of impaired loans consisted of that one loan with a balance of $759 thousand which had no related reserve.

At December 31, 2007, nonperforming loans amounted to $2.2 million, a decrease of $593 thousand, or 21.4%, from the balance at year-end 2006.  Total nonperforming loans at year-end 2007 represented .21% of period-end loans, a decrease from .28% at year-end 2006.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2007 was 1.08%, up from .56% at December 31, 2006.

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

Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2008, we identified 46 commercial relationships totaling $34.4 million as potential problem loans.  At December 31, 2007, we identified 35 commercial relationships totaling $25.3 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are impacted at least in part by economic conditions in the U.S. generally.

3. Foreign Outstandings - None

4. Loan Concentrations

The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7.  For further discussion, see Note 24 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

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

Distribution of OREO and Repossessed Assets

(In Thousands)

	December 31,
	2008	2007	2006	2005	2004
Single Family 1 - 4 Units	$581	$ 89	$ 48	$ ---	$ ---
Commercial Real Estate	---	---	200	---	---
Other Real Estate Owned, Net	581	89	248	---	---
Repossessed Assets	64	63	144	124	136
Total OREO and Repossessed Assets	$645	$152	$392	$124	$136

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO

(In Thousands)

	2008	2007	2006	2005	2004
Balance at Beginning of Year	$ 89	$248	$ ---	$ ---	$ ---
Properties Acquired Through Foreclosure	581	115	248	295	---
Sales	(89)	(274)	---	(295)	---
Balance at End of Year	$581	$ 89	$248	$ ---	$ ---

There was no allowance for OREO losses at year-end 2008, 2007 or 2006.  We started 2008 with one property in OREO.  During the year we acquired four more and sold one, ending the year with four properties.  We started 2007 with two properties in OREO.  During the year we acquired two more and sold three, ending the year with just one property.  We started 2006 with no properties in OREO.  During the year we acquired two properties, which remained unsold at year-end.  We started 2005 with no properties in OREO.  During the year we acquired and sold four properties, ending the year with no properties in OREO.  We started 2004 with no properties in OREO.  During 2004, we did not acquire or sell any real estate acquired through foreclosure.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the “Provision for Loan Losses and Allowance for Loan Losses” in Part II Item 7.B.II. beginning on page 26 of this Report, including:

•

Charge-offs and Recoveries by loan type

•

Factors that led to the amount of the Provision for Loan Losses

•

Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 33 of this report.

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

Years Ended December 31,

(Dollars In Thousands)

	2008		2007		2006
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 189,999	--%	$ 186,474	--%	$ 182,706	--%
Interest-Bearing Demand Deposits	367,351	1.41	315,614	2.18	290,860	1.75
Regular and Money Market Savings	281,208	1.21	266,007	1.49	283,253	1.27
Time Deposits of $100,000 or More	172,055	3.25	180,606	4.78	161,729	4.43
Other Time Deposits	243,247	3.55	258,042	4.42	248,706	3.85
Total Deposits	$1,253,860	1.82	$1,206,743	2.56	$1,167,254	2.18

During 2008, average deposit balances increased by $47.1 million, or 3.9%, over the average for 2007.  The increase was generated from our branch network.

During 2007, average deposit balances increased by $39.5 million, or 3.4%, over the average for 2006.  The increase was generated from our branch network, including a new branch in Plattsburgh in the beginning of 2007 and another in the Saratoga Springs area in April of 2007.

We did not sell or close any branches during the covered period, 2006-2008.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances (Dollars In Thousands)

	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Demand Deposits	$ 188,638	$ 200,193	$ 188,949	$ 182,118	$ 190,002
Interest-Bearing Demand Deposits	406,206	353,171	370,458	339,296	353,655
Regular and Money Market Savings	285,986	288,307	284,695	265,712	263,784
Time Deposits of $100,000 or More	165,725	178,041	156,850	187,610	174,915
Other Time Deposits	244,155	242,069	238,297	248,471	250,260
Total Deposits	$1,290,710	$1,261,781	$1,239,249	$1,223,207	$1,232,616

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

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first two quarters of 2008 as the average balance decreased $9.4 million, or 0.8%, in the first quarter of 2008, from the fourth quarter of 2007, while the average deposit balance for the second quarter of 2008 increased $16.0 million, or 1.3%, from the first quarter of 2008.  During the third quarter of 2008, the average balance of our municipal deposits decreased by $11.4 million, but this decrease was more than offset by a $33.9 million increase in the average balance of our non-municipal accounts.  During the fourth quarter of 2008, average deposit balances increased by $28.9 million, nearly all of which was attributable to a seasonal increase in municipal balances.

We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases.  During periods of falling rates, like the period from mid-2007 through the end of 2008, depositors tend to transfer maturing time deposits to nonmaturity interest-bearing deposit products.  This has been the case for the past four quarters.  At December 31, 2008 time deposits represented 31.7% of total deposits, down from 34.5% at December 31, 2007.  This compares to recent historical lows and highs of 22.5% at June 30, 2004 and 40.8% at June 30, 2000.   We expect this shift from time deposits to nonmaturity deposit products to continue if rates remain at their current low levels.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Demand Deposits	14.6%	15.9%	15.2%	14.9%	15.4%
Interest-Bearing Demand Deposits	31.5	28.0	29.9	27.8	28.7
Regular and Money Market Savings	22.2	22.8	23.0	21.7	21.4
Time Deposits of $100,000 or More	12.8	14.1	12.7	15.3	14.2
Other Time Deposits	18.9	19.2	19.2	20.3	20.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits	Quarter Ending
	Dec 2008	Sep 2008	Jun 2008	Mar 2008	Dec 2007
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.28	1.31	1.38	1.69	2.34
Regular and Money Market Savings	1.02	1.19	1.25	1.39	1.52
Time Deposits of $100,000 or More	2.87	2.88	3.11	4.05	4.60
Other Time Deposits	3.25	3.23	3.46	4.23	4.42
Total Deposits (Including Non-Interest-Bearing)	1.61	1.67	1.76	2.25	2.55

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

As demonstrated in the table above, we experienced a steady decrease in the cost of our deposits in each of the past 5 quarters during the period of falling interest rates from mid-2007 through the end of 2008.  Although maturing time deposits will reprice at lower rates in forthcoming periods, most of our nonmaturity deposit products have already been reduced to (or nearly to) the lowest sustainable levels.

We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2008, 2007 or 2006.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2008 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$56,115
Three to Six Months	33,566
Six to Twelve Months	35,346
2010	10,605
2011	1,268
2012	16,657
2013	3,630
Total	$157,187

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

Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank in addition to cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $325.1 million at year-end 2008.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million.  The average balance throughout 2008 was only $369 thousand and there was no period-end balance.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $124.0 million at December 31, 2008.  We borrowed only occasionally from the overnight line of credit with the FHLBNY during 2008.  The average balance throughout 2008 was $1.4 million and there was no period-end balance.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at December 31, 2008 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2008, the amount available under this facility was $223.0 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, the financial markets have been challenging for many financial institutions.  As a result of these market conditions, liquidity premiums have widened and many banks have experienced certain liquidity constraints, substantially increased pricing to retain deposit balances or utilized the Federal Reserve System discount window to secure adequate funding.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the end of 2008.  During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

E. CAPITAL RESOURCES AND DIVIDENDS

Shareholders' equity was $125.8 million at December 31, 2008, an increase of $3.5 million, or 2.9%, from the prior year-end.  The most significant positive changes to shareholders’ equity included (a) net income of $20.4 million and (b) net unrealized gains in the valuation allowance for available-for-sale securities ($2.5 million, net of tax) which were only partially offset by: (i) cash dividends ($10.3 million), (ii) a net retirement plan loss reflected as a component of other comprehensive loss ($6.9 million) (iii) purchases of our own common stock ($4.3 million) and, (iv) our guarantee of a $1.0 million loan to our Employee Stock Ownership Plan (ESOP) which requires a reduction in shareholders’ equity for the shares acquired with loan proceeds that have not yet been allocated to employees.

In each of 2004 and 2003, we enhanced our regulatory capital by issuing $10 million of capital securities in private placements with institutional investors, utilizing a subsidiary Delaware business trust for that purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheets as of December 31, 2008 and 2007.  These securities have certain features that make them an attractive funding vehicle.  Under the Federal Reserve’s regulatory capital guidelines discussed below, trust preferred securities may qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues of trust preferred securities qualify in their entirety as Tier 1 regulatory capital.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to shareholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

Our continuing strong capital base and financial condition were key factors in our decision in January of 2009, to decline a capital investment by the U.S. Treasury under their CPP (see page 8).

One set of regulatory capital guidelines applicable to our holding company and subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For Arrow, Tier 1 capital is comprised of common shareholders' equity and the trust preferred securities issued by our two unconsolidated subsidiaries (see the second previous paragraph), less intangible assets.  Total capital for the risk-based capital guidelines includes Tier 1 capital plus other qualifying regulatory capital, including a portion of our allowance for loan losses.

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2008:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	13.1%	13.3%	12.1%
Total Risk-Based Capital Ratio	14.3	14.5	13.4
Tier 1 Leverage Ratio	8.5	8.4	9.1

At December 31, 2008 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

The source of funds for the payment of shareholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to regulatory constrictions on payments of dividends, there are statutory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2008, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $13.2 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$160,000	$20,000	$80,000	$50,000	$10,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Operating Lease Obligations[3]	3,229	398	689	706	1,436
Obligations under Retirement Plans[4]	29,542	2,698	5,569	6,052	15,223
Total	$212,771	$23,096	$86,258	$56,758	$46,659

1 See Note 11 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Federal Home Loan Bank Advances, including call provisions.

2 See Note 12 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities).

3 See Note 21 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

4 See Note 16 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Plans.

H. FOURTH QUARTER RESULTS

We reported net income of $5.0 million for the fourth quarter of 2008, an increase of $531 thousand, or 11.9%, from the fourth quarter of 2007.  Diluted earnings per common share for the fourth quarter of 2008 were $.47, an increase of $.05, or 11.9%, from the $.42 amount for the fourth quarter of 2007.  The net change in earnings was primarily affected by the following: (a) a $3.1 million increase in tax-equivalent net interest income, (b) a $136 thousand increase in noninterest income, offset by (i) a $689 thousand increase in the provision for loan losses, (ii) a $1.5 million increase in noninterest expense, and (iii) a $576 thousand increase in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2008	2007
Interest and Dividend Income	$22,719	$22,431
Interest Expense	7,541	10,413
Net Interest Income	15,178	12,018
Provision for Loan Losses	880	191
Net Interest Income after Provision for Loan Losses	14,298	11,827
Noninterest Income	4,152	4,016
Noninterest Expense	11,273	9,773
Income Before Provision for Income Taxes	7,177	6,070
Provision for Income Taxes	2,165	1,589
Net Income	$ 5,012	$ 4,481

SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	10,524	10,619
Diluted	10,588	10,682
Basic Earnings Per Common Share	$.48	$.42
Diluted Earnings Per Common Share	.47	.42
Cash Dividends Per Common Share	.25	.24

AVERAGE BALANCES:
Assets	$1,687,366	$1,601,053
Earning Assets	1,615,240	1,526,148
Loans	1,109,978	1,036,661
Deposits	1,290,710	1,232,616
Shareholders’ Equity	127,136	120,433

SELECTED RATIOS (Annualized):
Return on Average Assets	1.18%	1.11%
Return on Average Equity	15.68%	14.76%
Net Interest Margin [1]	3.92%	3.32%

Net Charge-offs to Average Loans	.14%	.05%
Provision for Loan Losses to Average Loans	.32%	.07%

1Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial

   Measures” on page 4).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable.  The ongoing monitoring and management of interest rate and market risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2008 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of December 31, 2008, a 200 basis point increase in interest rates demonstrated a 0.7% increase in net interest income, and a 100 basis point decrease in interest rates demonstrated a 1.6% decrease in net interest income.  These amounts were well within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.  As noted elsewhere in this Report, the Federal Reserve Board took certain actions from September 2007 through December 2008 that resulted in a 500 basis point decrease in prevailing rates.  We believe that decreases in prevailing interest rates will generally have a short-term positive impact on our net interest margin and net interest income, which would be mitigated or perhaps reversed over the mid- to longer-term.  We believe that increases in prevailing rates will generally have a negative impact on our margin and net interest income in the short-term, which would be mitigated or perhaps reversed over the long-term.  In each case, that is, in the case of increasing or decreasing rates, the slope of the yield curve and changes in the slope of the yield curve will also affect net interest income and the net interest margin.  We are not able to predict with certainty what the magnitude of these effects would be.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2008 and 2007

Consolidated Statements of Income

for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Equity

for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Albany, New York

March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited Arrow Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

Albany, New York

March 5, 2009

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2008	2007
ASSETS
Cash and Due from Banks	$ 37,239	$ 35,289
Interest-Bearing Bank Balances	21,099	---
Federal Funds Sold	---	16,000
Cash and Cash Equivalents	58,338	51,289

Securities Available-for-Sale	325,090	338,070
Securities Held-to-Maturity (Approximate Fair
Value of $134,331 in 2008 and $114,977 in 2007)	133,976	114,611

Loans	1,109,812	1,038,844
Allowance for Loan Losses	(13,272)	(12,401)
Net Loans	1,096,540	1,026,443
Premises and Equipment, Net	17,602	16,728
Other Real Estate and Repossessed Assets, Net	645	152
Goodwill	14,726	14,614
Other Intangible Assets, Net	1,652	1,976
Other Assets	16,517	20,963
Total Assets	$1,665,086	$1,584,846

LIABILITIES
Deposits:
Demand	$ 182,613	$ 184,273
Regular Savings, N.O.W. & Money Market Deposit Accounts	688,752	590,383
Time Deposits of $100,000 or More	157,187	180,334
Other Time Deposits	246,511	249,210
Total Deposits	1,275,063	1,204,200
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	59,339	52,630
Other Short-Term Borrowings	617	1,089
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	20,000
Other Liabilities	24,265	24,671
Total Liabilities	1,539,284	1,462,590

Commitments and Contingent Liabilities (Notes 21 and 22)

SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at December 31, 2008 and at December 31, 2007)	14,729	14,729
Surplus	163,215	161,476
Retained Earnings	25,454	15,347
Unallocated ESOP Shares (122,207 Shares at December 31, 2008
and 109,885 Shares at December 31, 2007)	(2,572)	(2,042)
Accumulated Other Comprehensive Loss	(9,404)	(4,890)
Treasury Stock, at Cost (4,060,209 Shares at December 31,
2008 and 3,991,399 Shares at December 31, 2007)	(65,620)	(62,364)
Total Shareholders’ Equity	125,802	122,256
Total Liabilities and Shareholders’ Equity	$1,665,086	$1,584,846

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2008	2007	2006
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$67,638	$65,904	$61,244
Interest-Bearing Bank Balances	57	---	---
Interest on Federal Funds Sold	464	1,098	454
Interest and Dividends on Securities Available-for-Sale	16,956	15,317	14,917
Interest on Securities Held-to-Maturity	4,393	4,258	3,996
Total Interest and Dividend Income	89,508	86,577	80,611
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	5,591	8,628	7,158
Other Deposits	17,199	22,234	18,264
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	779	1,367	1,119
Other Short-Term Borrowings	10	22	31
Federal Home Loan Bank Advances	7,462	6,627	6,789
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	1,236	1,405	1,382
Total Interest Expense	32,277	40,283	34,743
NET INTEREST INCOME	57,231	46,294	45,868
Provision for Loan Losses	1,671	513	826
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	55,560	45,781	45,042
NONINTEREST INCOME
Income from Fiduciary Activities	5,463	5,572	5,082
Fees for Other Services to Customers	8,562	8,130	7,954
Net Gains (Losses) on Securities Transactions	383	---	(102)
Other-Than-Temporary Impairment on Investment Securities	(1,610)	---	---
Gain on Visa Stock Redemption	749	---	---
Gain on Sale of Premises	115	---	227
Insurance Commissions	2,066	1,869	1,768
Other Operating Income	541	717	852
Total Noninterest Income	16,269	16,288	15,781
NONINTEREST EXPENSE
Salaries and Employee Benefits	24,551	21,424	22,096
Occupancy Expense of Premises, Net	3,479	3,198	3,058
Furniture and Equipment Expense	3,211	3,015	2,971
Other Operating Expense	11,152	10,293	8,682
Total Noninterest Expense	42,393	37,930	36,807

INCOME BEFORE PROVISION FOR INCOME TAXES	29,436	24,139	24,016
Provision for Income Taxes	8,999	6,807	7,124
NET INCOME	$20,437	$17,332	$16,892
Average Shares Outstanding:
Basic	10,565	10,714	10,922
Diluted	10,622	10,786	11,067
Per Common Share:
Basic Earnings	$ 1.93	$ 1.62	$ 1.55
Diluted Earnings	1.92	1.61	1.53

All share and per share amounts have been adjusted for the 2008 3% stock dividend.

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

  (Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$(4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	20,437	---	---	---	20,437
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,860)	---	---	---	---	---	1,727	---	1,727
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $383)	---	---	---	---	---	(230)	---	(230)
Reclassification Adjustment for Other-Than- Temporary Impairment, Net of Tax (Pre-tax $1,610)	---	---	---	---	---	972	---	972
Net Retirement Plan Loss (Pre-tax $11,471)	---	---	---	---	---	(6,928)	---	(6,928)
Net Retirement Plan Prior Service Cost (Pre-tax $336)	---	---	---	---	---	(202)	---	(202)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $443)	---	---	---	---	---	268	---	268
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $200)	---	---	---	---	---	(121)	---	(121)
Other Comprehensive Loss								(4,514)
Comprehensive Income								15,923

Cash Dividends Paid, $.98 per Share	---	---	---	(10,330)	---	---	---	(10,330)
Stock Options Exercised (79,823 Shares)	---	---	503	---	---	---	673	1,176
Shares Issued Under the Directors’ Stock Plan (5,185 Shares)	---	---	78	---	---	---	43	121
Shares Issued Under the Employee Stock Purchase Plan (19,286 Shares)	---	---	266	---	---	---	162	428
Shares Issued for Dividend Reinvestment Plans (17,568 Shares)	---	---	282	---	---	---	148	430
Stock-Based Compensation Expense	---	---	115	---	---	---	---	115
Tax Benefit for Disposition of Stock Options	---	---	176	---	---	---	---	176
Purchase of Treasury Stock (195,801 Shares)	---	---	---	---	---	---	(4,325)	(4,325)
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Acquisition of Shares by ESOP (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	250	---	470	---	---	720
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$(9,404)	$(65,620)	$125,802

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Operating Activities:	2008	2007	2006
Net Income	$20,437	$17,332	$16,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,671	513	826
Depreciation and Amortization	2,571	2,868	3,025
Compensation Expense for Allocated ESOP Shares	250	200	259
Gains on the Sale of Securities Available-for-Sale	(422)	---	(94)
Losses on the Sale of Securities Available-for-Sale	39	---	196
Other-Than-Temporary Impairment	1,610	---	---
Loans Originated and Held-for-Sale	(2,311)	(4,627)	(5,077)
Proceeds from the Sale of Loans Held-for-Sale	6,830	4,680	5,436
Net Gains on the Sale of Loans	(106)	(42)	(74)
Net (Gains) Losses on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(133)	19	(234)
Contributions to Pension Plans	(6,810)	(2,288)	(2,386)
Deferred Income Tax Expense	2,203	1,021	344
Shares Issued Under the Directors’ Stock Plan	121	140	130
Stock-Based Compensation Expense	115	70	5
Net (Increase) Decrease in Other Assets	(374)	(653)	1,118
Net (Decrease) Increase in Other Liabilities	(96)	1,977	2,812
Net Cash Provided By Operating Activities	25,595	21,210	23,178

Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	29,079	2,228	43,988
Proceeds from the Maturities and Calls of Securities Available-for-Sale	106,671	63,189	33,061
Purchases of Securities Available-for-Sale	(120,234)	(81,970)	(67,336)
Proceeds from the Maturities of Securities Held-to-Maturity	21,944	10,085	30,234
Purchases of Securities Held-to-Maturity	(41,493)	(16,419)	(20,832)
Net Increase in Loans	(77,333)	(30,975)	(14,527)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,164	953	1,331
Purchase of Premises and Equipment	(2,469)	(2,403)	(1,348)
Net Cash (Used In) Provided By Investing Activities	(82,671)	(55,312)	4,571

Financing Activities:
Net Increase in Deposits	70,863	17,803	20,634
Net Increase in Short-Term Borrowings	6,237	5,395	5,270
Federal Home Loan Bank Advances	---	40,000	60,000
Federal Home Loan Bank Repayments	---	(5,000)	(92,000)
Purchase of Treasury Stock	(4,325)	(7,303)	(5,127)
Treasury Stock Issued for Stock-Based Plans	1,604	1,544	1,224
Tax Benefit from Exercise of Stock Options	176	164	315
Treasury Stock Issued for Dividend Reinvestment Plans	430	---	---
Acquisition of Unallocated Common Stock by the ESOP	(1,000)	(1,500)	---
Allocation of Common Stock Purchased by the ESOP	470	320	301
Cash Dividends Paid	(10,330)	(10,027)	(9,929)
Net Cash Provided By (Used In) Financing Activities	64,125	41,396	(19,312)
Net Increase in Cash and Cash Equivalents	7,049	7,294	8,437
Cash and Cash Equivalents at Beginning of Year	51,289	43,995	35,558
Cash and Cash Equivalents at End of Year	$58,338	$51,289	$43,995
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$34,415	$38,892	$33,656
Income Taxes	6,235	5,902	3,296
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,152	729	1,000
Changes in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	2,468	3,691	40
Shares Issued for CFG Acquisition	112	111	41
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	(6,983)	(616)	---
Adjustment to Initially Apply SFAS No. 158, Net of Tax	---	---	(3,442)

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

Cash and Cash Equivalents - Cash and cash equivalents include the following items:  cash at branches, due from bank balances, cash items in the process of collection, interest-bearing bank balances and federal funds sold.  Beginning in the fourth quarter of 2008, the Federal Reserve Bank began paying interest on both required reserve balances and excess reserve balances.   Required reserve balances at December 31, 2008 were approximately $6,590 and excess reserve balances were approximately $14,509.  Excess reserve balances would have been maintained as federal funds sold or overnight Federal Home Loan Bank deposits in prior periods.

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

From time-to-time, Arrow has sold (some with servicing retained) residential real estate loans at or shortly after origination.  At any point, the amount of loans pending settlement are not material, as well as any loan commitments on loans intended for sale (which under Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” are considered derivatives).  All student loans are sold to Sallie Mae (along with servicing) at origination.  Any gain or loss on the sale of loans, along with the value of the servicing right, is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.  The balance of loans serviced for others was $46,402 at December 31, 2008.

Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest (generally when past due 90 or more days) or a judgment by management that the full repayment of principal and interest is unlikely.

The allowance for loan losses is maintained by charges to operations based upon our best estimate of the probable amount of loans that we will be unable to collect based on current information and events.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  In general, when consumer loans are 120 days past due, an evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal and State regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses.  Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.

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

Arrow applies the provisions of SFAS No. 114 to all impaired commercial and commercial real estate loans over $250, and to all loans restructured subsequent to the adoption of SFAS No. 114.  Allowances for loan losses for the remaining loans are recognized in accordance with SFAS No. 5.  Under the provisions of SFAS No. 114, Arrow determines impairment for collateral dependent loans based on the fair value of the collateral less estimated costs to sell.  For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  Arrow determines the interest income recognition method on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

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

Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation and amortization.   Depreciation and amortization included in operating expenses are computed largely on the straight-line method.  The provision is based on the estimated useful lives of the assets (buildings and improvements 20-40 years; furniture and equipment 7-10 years; data processing equipment 5-7 years) and, in the case of leasehold improvements, amortization is computed over the terms of the respective leases or their estimated useful lives, whichever is shorter.  Gains or losses on disposition are reflected in earnings.

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

On January 1, 2007 Arrow adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), in 2008.  FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  The adoption of this interpretation did not have a material effect on Arrow’s results of operations or financial position for the fiscal year ending December 31, 2007.

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

In November 2004, Arrow acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. in a tax-free exchange for Arrow’s common stock (66,630 shares, as restated for stock dividends).  As adjusted for subsequent contingency payments, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,735), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The amount of additional goodwill recorded in 2008 and 2007 was $112 (5,129 shares) and $111 (4,317 shares), respectively.

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

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.  Arrow accounts for mortgage servicing rights under SFAS No. 156 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2008 or 2007.

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

Stock-Based Compensation Plans – Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  In accordance with SFAS No. 123(R), the company expenses the grant date fair value of options granted.  The expense is recognized over the four year vesting period of the grant.

Arrow sponsors an Employee Stock Purchase Plan (“ESPP”) under which employees purchased Arrow’s common stock at a 5% discount below market price at the time of purchase.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

Arrow sponsors an Employee Stock Ownership Plan (ESOP), a qualified defined contribution plan.   The ESOP has borrowed funds from one of Arrow’s subsidiary banks to purchase Arrow common stock.  These loans are accounted for under SOP 93-6, which requires that shares pledged as collateral be reported as a reduction of Arrow’s shareholders’ equity.  SOP 93-6 also requires the recognition of compensation expense as shares are release for allocation to individual employee accounts equal to the difference between the current average market price and the purchase price.

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 23.  As of December 31, 2008 and 2007, and during 2008, 2007 and 2006, Arrow had no derivative instruments within the meaning of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended other than loans pending settlement and loan commitments on loans intended for sale, the amounts of which are not material.

Fair Value Measures - We adopted Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements” (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2008, the FASB issued FASB Staff Position FAS 132(R)1 which amends SFAS No 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP FAS 132(R)1).  Beginning with financial statements issued for December 31, 2009, FSP FAS 132(R)1 will require additional disclosures about our defined benefit pension plan:

•

Objectives of the Disclosures about Postretirement Benefit Plan Assets

 The objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan are to provide users of financial statements with an understanding of:

a. How investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies

b. The major categories of plan assets

c. The inputs and valuation techniques used to measure the fair value of plan assets

d. The effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period

e. Significant concentrations of risk within plan assets.

•

An employer shall disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies.

•

An employer shall disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Asset categories shall be based on the nature and risks of assets in an employer’s plan.

•

An employer shall disclose information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3), an employer shall disclose the effect of the measurements on changes in plan assets for the period.

•

An employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets.

The requirements of FSP FAS 132(R)1 are disclosure requirements and will not have an impact on our financial condition or results of operations.

NOTE 2:

CASH AND DUE FROM BANKS (In Thousands)

The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserves at December 31, 2008 and 2007 was approximately $15,018 and $14,687, respectively.

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

Included in mutual funds and equity securities are Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock.  FHLBNY and FRB stock are restricted investment securities and amounted to $8,859 and $817 at December 31, 2008, respectively and $8,765 and $809 at December 31, 2007, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings (see Note 11) and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

Corporate and other debt securities included a corporate bond issued by Lehman Brothers Holdings (“Lehman”) that has been deemed to be other-than-temporarily impaired. This Lehman bond had a book value of $2,010 prior to the recognition of $1,610 in losses charged to earnings for the year ended December 31, 2008. The book value and approximate fair value for this security was $400 at December 31, 2008.

A summary of the amortized costs and the approximate fair values of securities at December 31, 2008 and 2007 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008:
U.S. Treasury and Agency Obligations	$ 11,375	$ 11,528	$ 153	$ ---
State and Municipal Obligations	15,410	15,446	36	---
Collateralized Mortgage Obligations	183,256	185,830	2,594	20
Other Mortgage-Backed Securities	91,900	93,849	2,038	89
Corporate and Other Debt Securities	7,911	7,433	---	478
Mutual Funds and Equity Securities	11,210	11,004	4	210
Total Securities Available-for-Sale	$321,062	$325,090	$4,825	$797

December 31, 2007:
U.S. Treasury and Agency Obligations	$ 39,486	$ 39,497	$ 84	$ 73
State and Municipal Obligations	24,216	24,206	---	10
Collateralized Mortgage Obligations	138,909	138,971	386	324
Other Mortgage-Backed Securities	112,456	112,458	803	801
Corporate and Other Debt Securities	11,566	11,574	115	107
Mutual Funds and Equity Securities	11,498	11,364	1	135
Total Securities Available-for-Sale	$338,131	$338,070	$1,389	$1,450

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008:
State and Municipal Obligations	$133,976	$134,331	$1,146	$ 791

December 31, 2007:
State and Municipal Obligations	$114,611	$114,977	$ 991	$ 625

NOTE  3:

SECURITIES (Continued)

A summary of the maturities of securities as of December 31, 2008 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and other mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 11,375	$ 11,528	$ ---	$ ---
State and Municipal Obligations	7,580	7,591	51,970	52,152
Collateralized Mortgage Obligations	21,698	21,811	---	---
Other Mortgage-Backed Securities	2,925	2,903	---	---
Corporate and Other Debt Securities	3,026	2,936	---	---
Total	46,604	46,769	51,970	52,152

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	---	---	---	---
State and Municipal Obligations	3,804	3,828	37,655	38,104
Collateralized Mortgage Obligations	65,835	66,793	---	---
Other Mortgage-Backed Securities	56,533	57,662	---	---
Corporate and Other Debt Securities	4,477	4,342	---	---
Total	130,649	132,625	37,655	38,104

From 5 - 10 Years:
State and Municipal Obligations	985	985	30,073	29,975
Collateralized Mortgage Obligations	84,939	86,204
Other Mortgage-Backed Securities	15,147	15,470	---	---
Total	101,071	102,659	30,073	29,975

Over 10 Years:
State and Municipal Obligations	3,041	3,042	14,278	14,100
Collateralized Mortgage Obligations	10,784	11,022
Other Mortgage-Backed Securities	17,295	17,814	---	---
Corporate and Other Debt Securities	408	155	---	---
Mutual Funds and Equity Securities	11,210	11,004	---	---
Total	42,738	43,037	14,278	14,100
Total Securities	$321,062	$325,090	$133,976	$134,331

The following table sets forth the components of interest and dividend income on securities available-for-sale and securities held-to-maturity for the year ending December 31:

Components of Investment Securities Interest and Dividend Income	2008	2007	2006
Securities Available-for-Sale:
Taxable Interest Income	$15,490	$13,589	$13,612
Nontaxable Interest Income	805	982	765
Dividend Income	661	746	540
Total Interest and Dividend Income, on Securities Available-for-Sale	$16,956	$15,317	$14,917
Securities Held-to-Maturity
Taxable Interest Income	$ 13	$ 16	$ 17
Nontaxable Interest Income	4,380	4,242	3,979
Total Interest Income, on Securities Held-to-Maturity	$4,393	$4,258	$3,996

The fair value of securities pledged to secure repurchase agreements amounted to $59,339 and $52,630 at December 31, 2008 and 2007, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $257,831 and $253,417 at December 31, 2008 and 2007, respectively.  Other mortgage-backed securities at December 31, 2008 and 2007 included $2,742 and $3,484, respectively, of loans previously securitized by Arrow, which it continues to service.

NOTE  3:

SECURITIES (Continued)

Information on temporarily impaired securities at December 31, 2008 and 2007, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage Obligations	$4,597	$ 20	$ 102	$ 0	$ 4,699	$ 20
Other Mortgage-Backed Securities	143	0	8,492	89	8,635	89
Corporate & Other Debt Securities	5,038	402	1,950	76	6,988	478
Mutual Funds and Equity Securities	26	0	1,283	210	1,309	210
Total Securities Available-for-Sale	$9,804	$422	$11,827	$375	$21,631	$797
Held-to-Maturity Portfolio
State & Municipal Obligations	$5,970	$94	$22,218	$697	$28,188	$791

The table above for December 31, 2008 consists of 133 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of three corporate bonds, one private placement trust preferred, and one trust preferred pool.  The three corporate bond issues are rated investment grade, and are performing.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing. Mutual funds and equity securities include four common stock holdings that show unrealized losses which are not deemed to be other-than-temporarily impaired.  These unrealized losses do not reflect deterioration in the credit worthiness of the companies, since they have adequate capital positions.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities. Since we have the intent and ability to hold these investments until a recovery of fair value, which may be until maturity for the debt securities, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

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

The table above for December 31, 2007 consists of 253 securities where the current fair value is less than the related amortized cost.  With the exception of one holding, these unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The U.S. government agency securities are all rated AAA, as are the agency-backed CMOs and the mortgage-backed securities.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  One corporate holding, General Motors Acceptance Corp. (“GMAC”), had experienced deterioration in credit worthiness.  As of December 31, 2007, the bond had a fair value of $1,902 and an amortized cost of $2,007, resulting in an unrealized loss of $105.   The bond was sold during 2008 for a loss of $39.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2008 and 2007 consisted of the following:

	2008	2007
Commercial, Financial and Agricultural	$ 86,872	$ 79,128
Real Estate - Commercial	183,676	160,787
Real Estate - Residential	444,655	417,092
Real Estate - Construction	34,428	39,265
Indirect and Other Consumer Loans	360,181	342,572
Total Loans	$1,109,812	$1,038,844

The carrying amount of net loans (i.e. net of the allowance for loan losses) at December 31, 2008 and 2007 was $1,096,540 and $1,026,443, respectively.  The estimated fair value of net loans at December 31, 2008 and 2007 was $1,111,411 and $1,024,783, respectively.  Included in the carrying amount of loans in the table above are unamortized deferred loan origination costs, net of deferred loan origination fees, of $1,219 and $1,429 at December 31, 2008 and 2007, respectively.

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

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are entered into on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $13,351 at December 31, 2008 and $13,563 at December 31, 2007.  During 2008, the amount of new loans and renewals extended to such related parties was $1,550 and the total of loan repayments was $1,762.

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York (see Note 11).  As of December 31, 2008, the amount of such pledged loans amounted to $232,399.

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2008	2007
Nonaccrual Loans	$3,469	$1,939
Loans Past Due 90 or More Days and Still Accruing Interest	457	245
Total Nonperforming Loans	$3,926	$2,184

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2008	2007	2006
Gross Interest That Would Have Been Earned Under Original Terms	$295	$162	$160
Interest Included in Income	208	70	126

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2008	2007	2006
Balance at Beginning of Year	$12,401	$12,278	$12,241
Provision for Loan Losses	1,671	513	826
Recoveries	492	440	348
Charge-Offs	(1,292)	(830)	(1,137)
Balance at End of Year	$13,272	$12,401	$12,278

The balance of impaired loans, within the scope of SFAS No. 114, was $2,231 and $759 at December 31, 2008 and 2007, respectively.  The allowance for loan losses included no allocation for these impaired loans at either date.  The average recorded investment in impaired loans for 2008, 2007 and 2006 was $1,065, $733 and $341, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2008 and 2007 is presented below:

	2008	2007
Land and Bank Premises	$22,423	$21,122
Equipment, Furniture and Fixtures	15,828	15,252
Leasehold Improvements	864	864
Total Cost	39,115	37,238
Accumulated Depreciation and Amortization	(21,513)	(20,510)
Net Premises and Equipment	$17,602	$16,728

Amounts charged to expense for depreciation totaled $1,224, $1,280 and $1,260 in 2008, 2007 and 2006, respectively. Amounts charged to expense for leasing office space totaled $321, $306 and $271 in 2008, 2007 and 2006, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

The balance of other real estate owned was $581 at December 31, 2008 and was comprised of four residential real estate properties.  The balance of other real estate owned was $89 at December 31, 2007 and was comprised of one residential real estate property.  Repossessed assets totaled $64 and $63 at December 31, 2008 and 2007, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2008, 2007 and 2006:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2008	$2,247	$329	$117	$751	$3,444
Accumulated Amortization	(1,318)	(232)	(96)	(146)	(1,792)
Net Carrying Amount, December 31, 2008	$ 929	$ 97	$ 21	$605	$1,652

Gross Carrying Amount, December 31, 2007	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(1,021)	(181)	(73)	(105)	(1,380)
Net Carrying Amount, December 31, 2007	$1,226	$125	$ 44	$581	$1,976

Gross Carrying Amount, December 31, 2006	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(684)	(130)	(49)	(71)	(934)
Net Carrying Amount, December 31, 2006	$1,563	$176	$ 68	$615	$2,422

Amortization Expense:
2008	$297	$51	$23	$41	$412
2007	337	51	24	34	446
2006	377	51	24	34	486

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Estimated Annual Amortization Expense:[1,2,3,4]
2009	$255	$44	$21	$ 48	$368
2010	214	28		47	289
2011	175	13		47	235
2012	132	5		47	184
2013	92	4		41	137
Later Years	61	3		375	439

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

During 2008, no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2008:

	Time Deposits of $100,000 or More	Other Time Deposits
2009	$125,027	$160,894
2010	10,605	26,816
2011	1,268	10,575
2012	16,657	39,728
2013	3,630	8,343
2014 and Beyond	---	155
Total	$157,187	$246,511

The carrying value of time deposits at December 31, 2008 and 2007 was $403,698 and $429,544, respectively. The estimated fair value of time deposits at December 31, 2008 and 2007 was $411,853 and $429,889, respectively.  The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLBNY yield curve, which is considered representative of Arrow’s time deposit rates.

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

A summary of short-term borrowings is presented below:

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2008	2007	2006
Balance at December 31	$59,339	$52,630	$47,566
Maximum Month-End Balance	69,547	55,926	53,967
Average Balance During the Year	57,711	48,851	45,381
Average Rate During the Year	1.35%	2.80%	2.47%
Rate at December 31	0.49%	2.53%	2.50%
Other Short-Term Borrowings:
Balance at December 31	$ 617	$ 1,089	$ 758
Maximum Month-End Balance	3,751	2,377	2,013
Average Balance During the Year	762	504	663
Average Rate During the Year	1.31%	4.37%	4.65%
Rate at December 31	0.02%	4.00%	5.01%
Average Aggregate Short-Term Borrowing Rate During the Year	1.35%	2.81%	2.50%

Securities sold under agreements to repurchase generally mature within ninety days.  Arrow maintains effective control over the securities underlying the agreements.  Federal funds purchased represent overnight transactions.

Other short-term borrowings primarily include demand notes issued to the U.S. Treasury.   In addition, Arrow has in place federal funds lines of credit with three correspondent banks totaling $30 million, the Federal Home Loan Bank of New York (“FHLBNY”) and the Federal Reserve Bank of New York.

NOTE 11:

FHLBNY ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the FHLBNY each in the amount of $124,000.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLBNY stock.  Participation in the FHLBNY program requires an investment in FHLBNY stock.  The investment in FHLBNY stock, included in Securities Available-for-Sale on the Consolidated Balance Sheets, amounted to $8,859 and $8,765 at December 31, 2008 and 2007, respectively.  Arrow also borrows longer-term funds from the FHLBNY.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLBNY at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLBNY at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLBNY stock held by Arrow.  The total amount of assets pledged to the FHLBNY for borrowing arrangements at December 31, 2008 and 2007 amounted to $232,399 and $211,357, respectively.

The table below presents information applicable to FHLBNY advances as of December 31, 2008 and 2007:

2008 Amount	2007 Amount	Effective Rate	Next Call Date	Call Frequency	Maturity Date
$ 10,000	$ 10,000	3.88%	01/06/2009	Quarterly	10/06/2015
10,000	10,000	4.24%	01/06/2009	Quarterly	10/06/2010
10,000	10,000	4.70%	01/12/2009	Quarterly	01/12/2012
5,000	5,000	4.91%	01/28/2009	Quarterly	07/28/2011
5,000	5,000	4.82%	01/28/2009	Quarterly	07/28/2011
10,000	10,000	4.76%	02/27/2009	Quarterly	11/27/2009
10,000	10,000	4.53%	03/04/2009	Quarterly	12/04/2009
10,000	10,000	4.41%	03/19/2009	Quarterly	12/19/2010
10,000	10,000	5.20%	05/19/2009	One-Time	05/19/2011
10,000	10,000	4.72%	07/27/2009	Quarterly	07/27/2012
10,000	10,000	4.46%	08/28/2009	Quarterly	08/28/2012
10,000	10,000	3.73%	12/20/2010	Quarterly	12/20/2012
10,000	10,000	5.12%		One-Time	02/14/2011
10,000	10,000	5.18%		One-Time	02/23/2011
10,000	10,000	5.03%		One-Time	04/28/2011
10,000	10,000	5.07%		One-Time	05/19/2011
10,000	10,000	4.32%		One-Time	10/09/2012
$160,000	$160,000

The estimated fair value of FHLBNY advances was $171,287 and $164,270 at December 31, 2008 and 2007, respectively.  The fair value of FHLBNY advances is estimated based on the discounted value of contractual cash flows.  The discount rate is estimated using current rates on FHLBNY advances with similar maturities and call features.  The table below presents the amounts of FHLBNY advances maturing in the next five years and beyond:

Final Maturity	Amount
2009	$20,000
2010	20,000
2011	60,000
2012	50,000
2015	10,000
Total FHLBNY Advances	$160,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2008, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and as “Guaranteed Preferred Beneficial Interests in Corporation’s Junior Subordinated Debentures” on the Consolidated Income Statements.

The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000.  The ACST II trust preferred securities bore a rate of 6.53% until September 30, 2008.  After that date the rate became variable, adjusting quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008.

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

Arrow's primary source of funds to pay interest on the debentures held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2008, 2007 and 2006 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

The estimated fair value of the outstanding trust preferred securities and underlying junior subordinated debentures was $19,969 at December 31, 2007.  Based on Arrow’s capital adequacy, the fair value of the outstanding trust preferred securities are considered to approximate fair value since the rates are variable (indexed to LIBOR) and Arrow is well-capitalized.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE LOSS (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2008	2007
Retirement Plan Net Loss	$(12,495)	$(5,836)
Retirement Plan Prior Service Cost	659	983
Net Unrealized Securities Holding Gains (Losses)	2,432	(37)
Total Accumulated Other Comprehensive Loss	$ (9,404)	$(4,890)

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2008.  All share and per share amounts have been adjusted for the 2007 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2008:
Basic EPS	$20,437	10,565	$1.93
Dilutive Effect of Stock Options	---	57
Diluted EPS	$20,437	10,622	$1.92
For the Year Ended December 31, 2007:
Basic EPS	$17,332	10,714	$1.62
Dilutive Effect of Stock Options	---	72
Diluted EPS	$17,332	10,786	$1.61
For the Year Ended December 31, 2006:
Basic EPS	$16,892	10,922	$1.55
Dilutive Effect of Stock Options	---	145
Diluted EPS	$16,892	11,067	$1.53

During a portion of 2008, options to purchase 240 shares of common stock at an average price of $25.70 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Antidilutive shares for 2007 and 2006 were 252 shares at an average price of $25.66 per share and 70 shares at an average price of $29.30, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered intercompany borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of shareholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2008, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $13,226.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2008 and 2007:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Arrow	$155,015	14.3%	$86,722	8.0%	$108,402	10.0%
Glens Falls National	131,825	14.5	72,731	8.0	90,914	10.0
Saratoga National	23,911	13.4	14,275	8.0	17,844	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	141,743	13.1	43,280	4.0	64,920	6.0
Glens Falls National	120,968	13.3	36,381	4.0	54,572	6.0
Saratoga National	21,677	12.1	7,166	4.0	10,749	6.0
Tier I Capital (to Average Assets):
Arrow	141,743	8.5	66,703	4.0	66,703	4.0
Glens Falls National	120,968	8.4	57,604	4.0	72,005	5.0
Saratoga National	21,677	9.1	9,528	4.0	11,910	5.0

NOTE 15:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Arrow	$145,475	14.1%	$82,598	8.0%	$103,247	10.0%
Glens Falls National	124,646	14.5	68,913	8.0	86,141	10.0
Saratoga National	21,949	12.7	13,622	8.0	17,028	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	133,074	12.9	41,295	4.0	61,943	6.0
Glens Falls National	114,396	13.3	34,457	4.0	51,685	6.0
Saratoga National	19,799	11.5	6,917	4.0	10,375	6.0
Tier I Capital (to Average Assets):
Arrow	133,074	8.4	63,596	4.0	63,596	4.0
Glens Falls National	114,396	8.4	54,735	4.0	68,419	5.0
Saratoga National	19,799	8.6	9,177	4.0	11,471	5.0

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  For the qualified pension plan, the fair value of the plan’s assets, at $26,568, exceeded the projected benefit obligation by $974 at December 31, 2008.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Pension Plans:	2008			2007
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Change in Benefit Obligation:
Benefit Obligation at January 1	$25,181	$ 3,547	$28,728	$24,506	$ 3,162	$27,668
Service Cost	980	45	1,025	950	44	994
Interest Cost	1,563	224	1,787	1,442	180	1,622
Amendments	184	---	184	150	180	330
Actuarial Loss	357	139	496	655	269	924
Benefits Paid	(2,671)	(310)	(2,981)	(2,522)	(288)	(2,810)
Benefit Obligation at December 31[1]	25,594	3,645	29,239	25,181	3,547	28,728

Change in Plan Assets:
Fair Value of Plan Assets at January 1	31,040	---	31,040	29,317	---	29,317
Actual Return on Plan Assets	(8,301)	---	(8,301)	2,245	---	2,245
Employer Contributions	6,500	310	6,810	2,000	288	2,288
Benefits Paid	(2,671)	(310)	(2,981)	(2,522)	(288)	(2,810)
Fair Value of Plan Assets at December 31	26,568	---	26,568	31,040	---	31,040
Funded Status	$ 974	$(3,645)	$ (2,671)	$ 5,859	$(3,547)	$ 2,312

Postretirement Benefits:
	2008	2007
Change in Benefit Obligation:
Benefit Obligation at January 1	$6,821	$6,860
Service Cost	154	165
Interest Cost	423	384
Plan Participants’ Contributions	236	209
Amendments	152	(659)
Actuarial Loss	70	357
Medicare Part D Prescription Drug Federal Subsidy	10	21
Benefits Paid	(525)	(516)
Benefit Obligation at December 31[1]	7,341	6,821

Change in Plan Assets:
Employer Contributions	279	286
Plan Participants’ Contributions	236	209
Medicare Part D Prescription Drug Federal Subsidy	10	21
Benefits Paid	(525)	(516)
Fair Value of Plan Assets at December 31	---	---
Funded Status	$(7,341)	$(6,821)

1 Represents the projected benefit obligation for pension benefits and the accumulated benefit obligation for postretirement benefits.

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables summarize the funded status of the pension and postretirement plans, reconciled to the amounts recognized in the consolidated balance sheets as of December 31, 2008 and 2007:

Pension Plans:	2008			2007
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Prepaid Benefit Cost	$974	$ ---	$ 974	$5,859	$ ---	$ 5,859
Accrued Benefit Liability	---	(3,645)	(3,645)	---	(3,547)	(3,547)
Net Benefit Cost Recognized	$974	$(3,645)	$(2,671)	$5,859	$(3,547)	$ 2,312

Postretirement Benefits:	2008	2007
Prepaid Benefit Cost	$ ---	$ ---
Accrued Benefit Liability	(7,341)	(6,821)
Net Benefit Cost Recognized	$(7,341)	$(6,821)

The components of accumulated other comprehensive income related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31 are summarized below.

Pension Plans:	2008			2007
Change in Benefit Obligation:	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Actuarial Loss	$16,933	$1,661	$18,594	$5,972	$1,630	$7,602
Prior Service Credit	(279)	(20)	(299)	(452)	(123)	(575)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$16,654	$1,641	$18,295	$5,520	$1,507	$7,027

Postretirement Benefits:	2008	2007
Net Actuarial Loss	$2,099	$2,063
Prior Service Credit	(792)	(1,052)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$1,307	$1,011

We expect that $1,387 of net actuarial loss and $184 of prior service credit, included in accumulated other comprehensive income at December 31, 2008, will be recognized as components of net periodic benefit cost in 2009.

At December 31, 2008 and 2007, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $25,070 and $24,607, respectively, which compared with total plan assets of $26,567 and $31,040, respectively.  At December 31, 2008 and 2007, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $3,645 and $3,547, respectively, which compared with no plan assets at December 31, 2008 and 2007.

NOTE 16:

RETIREMENT PLANS (Continued)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

Pension Plans:	2008			2007			2006
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Periodic Benefit Cost
Service Cost	$980	$45	$1,025	$ 950	$ 44	$ 994	$1,033	$87	$1,120
Interest Cost	1,564	223	1,787	1,442	180	1,622	1,310	188	1,498
Expected Return on Plan Assets	(2,547)	---	(2,547)	(2,501)	---	(2,501)	(2,246)	---	(2,246)
Amortization of Prior Service Credit	10	(102)	(92)	(11)	(110)	(121)	(11)	(91)	(102)
Amortization of Net Loss	244	108	352	225	100	325	375	149	524
Net Periodic Benefit Cost	251	274	525	105	214	319	$ 461	$ 333	$ 794
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net Loss	11,204	140	11,344	907	269	1,176
Prior Service Cost (Credit)	184	---	184	150	180	330
Amortization of Net Loss	(244)	(108)	(352)	(225)	(100)	(325)
Amortization of Prior Service Credit	(10)	102	92	11	110	121
Total Recognized in Other Comprehensive Loss	11,134	134	11,268	843	459	1,302
Total Recognized in Net Periodic Benefit Cost And Other Comprehensive Loss	$11.385	$408	$11.793	$948	$673	$1,621

Postretirement Benefits:
Net Periodic Benefit Cost	2008	2007	2006
Service Cost	$154	$165	$180
Interest Cost	423	384	428
Amortization of Prior Service Credit	(108)	(118)	(3)
Amortization of Transition Obligation	---	---	28
Amortization of Net Loss	91	119	121
Net Periodic Benefit Cost	560	550	$754
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net Loss	127	348
Prior Service Cost (Credit)	152	(659)
Amortization of Net Loss	(91)	(119)
Amortization of Prior Service Credit	108	118
Total Recognized in Other Comprehensive Loss	296	(312)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$856	$238

NOTE 16:

RETIREMENT PLANS (Continued)

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.50%	4.75%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	6.00%	4.75%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	6.00%	4.75%	---	---	---

	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	6.40%	5.85%	5.50%	6.40%	5.85%	5.50%
Expected Long-Term Return on Plan Assets	8.00%	8.50%	8.75%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.75%	4.75%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	4.75%	4.75%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	4.75%	4.75%	---	---	---

The expected long-term rate of return on plan assets is based on the return of the portfolio as a whole and not the sum of the returns on individual asset categories. This expected return of 8.00% for the year ended December 31, 2008 was based principally on Arrow’s fifteen-year time-weighted historical return of 7.15% with an adjustment for expected returns. This was reduced from the 8.50% and 8.75% expected ten-year returns utilized for the years ended December 31, 2007 and 2006, respectively.

The discount rate to determine the benefit obligation is based on the Citigroup Pension Discount Curve as adjusted to provide the necessary cash flows for the payment of benefits when due. This discount rate utilized for determining the benefit obligation for the year ended December 31, 2008 was 6.15%, compared to rates of 6.40% and 5.85% utilized for the years ended December 31, 2007 and 2006, respectively.

The following table presents management’s estimated benefit payments for the next ten years:

	Employee	Select Executive	Postretirement
Payment Period	Pension Plan	Retirement Plan	Plan
2009	$ 1,925	$ 290	$ 483
2010	1,781	283	507
2011	2,090	379	529
2012	2,153	373	547
2013	2,062	363	554
2014-2018	10,623	1,649	2,951

NOTE  16:

RETIREMENT PLANS (Continued)

Assumed Health Care Cost Trend Rates at December 31,
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits
	2008	2007	2008	2007	2008	2007
Health Care Cost Trend Rate Assumed for Next Year	8.30%	9.00%	7.50%	8.00%	10.00%	11.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2015	2015	2015	2015	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2008	$ 53	$(47)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2008	514	(471)

Arrow’s pension plan weighted-average asset allocations at December 31, 2008, and 2007, by asset category are as follows:

	Employee Pension Plan Assets At December 31,
	2008	2007
Asset Category:
Cash	16.3%	7.6%
Mortgages	0.1	0.1
Company Stock	12.3	10.1
Mutual Funds – Equity	53.6	65.4
Mutual Funds – Fixed Income	17.7	16.8
Total	100.0%	100.0%

At December 31, 2008 and 2007, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $14,453 and $17,453, respectively. At December 31, 2008 and 2007, plan assets also included 130 and 146 shares, respectively, of Arrow Financial Corporation common stock with a market value of $3,262 and $3,137, respectively.  During the respective years, the plan received $141 and $123 from cash dividends on Arrow’s common stock.  In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.  During 2008, the market value of Arrow common stock increase while the market value of other plan assets declined.

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

Cash Flows

The expected 2009 contribution for the qualified pension plan is $2,000 and the expected 2009 contribution for the nonqualified plan is $290.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $300 for 2009.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $1,000, $1,500, $105, $464 and $853 in 2008, 2007, 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2018.  Arrow’s ESOP expense amounted to $549, $168 and $502 in 2008, 2007 and 2006, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in shareholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2008 were as follows:

Allocated Shares	687
Shares Released for Allocation During 2008	31
Unallocated Shares	122
Total ESOP Shares	840

Market Value of Unallocated Shares	$3,069

Under the employee stock purchase plan (“ESPP”), employees may purchase shares of Arrow’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 5% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings in accordance with SFAS No. 123(R).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  Arrow also sponsors a Long-Term Incentive Award Plan and a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $1,184, $336 and $250 for 2008, 2007 and 2006, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2008, approximately 300,000 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period, however, in December 2005 Arrow’s Compensation Committee of the Board of Directors accelerated the vesting for all the remaining unvested shares from stock options granted in 2002 through 2004.  The action to accelerate the vesting of the stock options was made to eliminate the non-cash compensation expense that would otherwise have been recognized by the Company in the 2006-2008 period due to the required adoption of FASB Statement 123(R) on January 1, 2006.

For years ended December 31, 2008, 2007 and 2006, the amount expensed for grants issued under these plans was $115, $70 and $5, respectively.  Grants were issued in 2007 and 2006, but no grants were issued in 2008.  The weighted-average fair value of options granted during 2007 and 2006 was $4.37 and $5.68, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007 and 2006, respectively: dividend yields of 4.34% and 3.86%; expected volatility of 27.3% and 27.2%; risk free interest rates of 3.77% and 4.81%; and expected lives of 8.09 and 7.42 years.

A summary of the status of Arrow’s stock option plans as of December 31, 2008 and changes during the year then ended is presented below.

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	519,557	$20.77
Granted	---	---
Exercised	(79,823)	14.73
Forfeited	(5,202)	25.00
Outstanding at December 31, 2008	434,532	21.83	4.7	$1,438
Exercisable at December 31, 2008	379,780	21.71	4.1	1,303
Expected to Vest	54,752	22.68	8.5	---

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were as follows:

	Years Ended December 31,
	2008	2007	2006
Proceeds From Stock Options Exercised	$1,176	$1,055	$724
Tax Benefits Related to Stock Options Exercised	176	164	315
Intrinsic Value of Stock Options Exercised	874	485	855

The following table summarizes information about Arrow’s stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/08	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$11.99-$12.92	75,483	1.5	$12.43	75,483	$12.43
$14.44	3,877	0.1	14.44	3,877	14.44
$19.21	71,736	3.0	19.21	71,736	19.21
$21.70	43,000	8.9	21.70	10,750	21.70
$24.11-$24.73	174,666	5.3	24.34	152,164	24.37
$29.30	65,770	6.0	29.30	65,770	29.30
	434,532	4.7	21.83	379,780	21.71

NOTE 19:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2008	2007	2006
Computer Services	$ 1,467	$ 1,460	$1,352
Legal and Other Professional Fees	1,835	1,369	1,365
Postage	1,335	1,332	1,258
Advertising and Promotion	977	758	658
Stationery and Printing	970	926	853
FDIC and Other Insurance	853	354	366
Telephone and Communications	839	751	679
Visa-Related Litigation Exposure	(306)	600	---
Intangible Asset Amortization	360	395	435
Charitable Contributions	124	145	153
All Other	2,698	2,203	1,563
Total Other Operating Expense	$11,152	$10,293	$8,682

NOTE 20:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2008	2007	2006
Federal	$6,263	$5,421	$6,264
State	533	365	516
Total Current Tax Expense	6,796	5,786	6,780
Deferred Tax Expense
Federal	1,852	867	236
State	351	154	108
Total Deferred Tax Expense	2,203	1,021	344
Total Provision for Income Taxes	$8,999	$6,807	$7,124

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2008, 2007 and 2006 to pre-tax income as a result of the following:

	2008	2007	2006
Computed Tax Expense at Statutory Rate	$10,303	$8,449	$8,406
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,026)	(2,068)	(1,730)
Nondeductible Interest Expense	199	258	193
State Taxes, Net of Federal Income Tax Benefit	575	338	406
Other Items, Net	(52)	(170)	(151)
Total Provision for Income Taxes	$8,999	$6,807	$7,124

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

Deferred Tax Assets:	2008	2007
Allowance for Loan Losses	$ 5,144	$ 4,799
Pension and Deferred Compensation Plans	3,631	3,510
Pension Liability (Included in Accumulated Other Comprehensive Income)	7,766	3,185
Net Unrealized Losses on Securities Available-for-Sale	---	24
Other	980	440
Total Gross Deferred Tax Assets	17,521	11,958

Deferred Tax Liabilities:
Pension Plans	6,983	4,507
Depreciation	750	567
Deferred Income	2,639	2,469
Net Unrealized Gains on Securities Available-for-Sale	1,596	---
Goodwill	2,757	2,377
Total Gross Deferred Tax Liabilities	14,725	9,920
Net Deferred Tax Assets (Included in Other Assets)	$2,796	$2,038

NOTE 20:

INCOME TAXES (Continued)

Management believes that the realization of the recognized net deferred tax assets at December 31, 2008 and 2007 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2008 and 2007.

At January 1, 2008 and for the period ended December 31, 2008, Arrow had no unrecognized tax benefits under FIN 48.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  During 2008, the Internal Revenue Service completed an examination of our 2006 federal income tax return, which resulted in an additional payment of $38.  Tax years 2007 and 2008 are subject to examination.  During 2007, the New York State Department of Taxation and Finance conducted an examination of our 2003, 2004 and 2005 bank franchise tax returns, which concluded with no adjustments.  Tax years 2006 through 2008 are subject to New York State examination.

NOTE 21:

LEASE COMMITMENTS (In Thousands)

At December 31, 2008, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2008 were as follows:

Operating Leases
2009	$ 398
2010	344
2011	345
2012	350
2013	356
Later Years	1,436
Total Minimum Lease Payments	$3,229

Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp.  Gary Dake, president of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

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

Commitments to extend credit were $160,559 and $175,744 at December 31, 2008 and 2007, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

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

NOTE 22:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES (Continued)

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $15,095 and $3,187 at December 31, 2008 and 2007, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2008 and 2007 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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

NOTE 23:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2008 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	12/31/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available-for Sale	$325,090	$---	$324,535	$555

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

Effective for any unissued financial statements, we have applied the FSP to the valuation of two securities in our securities available-for-sale portfolio as of December 31, 2008: 1) our holding of a Lehman Brothers bond, and 2) our holding of a pooled trust preferred security.  These securities are included in Fair Value Measurement Level 3 in the above table that Arrow measured at fair value on a recurring basis at December 31, 2008.  We employed the following methods in our analysis of the fair values: a) Lehman bond - since Lehman Brothers declared bankruptcy on September 15, 2008, the market for this bond has been very illiquid. The price provided by our third-party pricing service reflected values from distressed sales that have occurred, which we have determined do not reflect the fair value of this security. We obtained additional value estimates from unobservable inputs including an estimated future recovery range of values, an estimated future recovery period and an estimated risk premium for securities with similar credit characteristics.

NOTE 23:

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Based on using the median price from the estimated recovery price range obtained, and a discount rate including the estimated risk premium obtained, we performed a discounted cash flow analysis to determine the fair value at December 31, 2008; b) trust preferred security - due to the fact that the market for this security is inactive, we performed a discounted cash flow analysis in addition to reviewing the price provided to us by our third-party pricing service in order to determine a fair value estimate for this security as of December 31, 2008. In performing the discounted cash flow analysis, we obtained additional value estimates from unobservable inputs including expected cash flows and a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security. We determined the fair value for this security at December 31, 2008 to be the lower of the fair value obtained from our third-party pricing service and our discounted cash flow analysis.

The following table is a reconciliation of the beginning and ending balances for 2008 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

Beginning Balance, January 1, 2008	$ ---
Transfers In	1,006
Principal payment received	(5)
Total net losses (realized/unrealized):
Included in earnings, as a result of other-than-temporary impairment	(400)
Included in other comprehensive income	(46)
Ending Balance, December 31, 2008	$ 555
The amount of total losses for the year 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008, as a result of other-than-temporary impairment	$(1,610)

The only asset or liability that Arrow measured at fair value on a nonrecurring basis was other real estate owned:

		Fair Value Measurements Using:
Description	Period Ended 12/31/2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Other Real Estate Owned	$142	---	$142	---	---

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

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at December 31, 2008.

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 133,976	$ 134,331	$ 114,611	$ 114,977
Net Loans (Note 4)	1,096,540	1,111,411	1,026,443	1,024,783
Time Deposits (Note 9)	403,698	411,853	429,544	429,889
FHLBNY Advances (Note 11)	160,000	171,287	160,000	164,270
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	20,000	20,000	19,969

NOTE 24:

CONCENTRATIONS OF CREDIT RISK

Most of Arrow's loans are with customers in northeastern New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northeastern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 4.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2008	2007
Interest-Bearing Deposits with Subsidiary Banks	$ 1,389	$ 297
Securities Available-for-Sale	1,373	1,126
Investment in Subsidiaries at Equity	148,009	144,709
Other Assets	3,069	3,417
Total Assets	$153,840	$149,549

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	8,038	7,293
Total Liabilities	28,038	27,293
SHAREHOLDERS’ EQUITY
Total Shareholders’ Equity	125,802	122,256
Total Liabilities and Shareholders’ Equity	$153,840	$149,549

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2008	2007	2006
Dividends from Bank Subsidiaries	$13,919	$15,850	$14,250
Interest and Dividends on Securities Available-for-Sale	42	31	22
Other Income (Including Management Fees)	784	665	931
Net Gains on the Sale of Securities Available-for-Sale	10	---	12
Total Income	14,755	16,546	15,215

Expense:
Interest Expense	1,356	1,547	1,450
Salaries and Benefits	199	138	249
Other Expense	821	698	636
Total Expense	2,376	2,383	2,335
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,379	14,163	12,880
Income Tax Benefit	744	782	722
Income Before Equity in Undistributed
Net Income of Subsidiaries	13,123	14,945	13,602
Equity in Undistributed Net Income of Subsidiaries	7,314	2,387	3,290
Net Income	$20,437	$17,332	$16,892

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

The Statement of Changes in Shareholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Shareholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net Income	$20,437	$17,332	$16,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(7,314)	(2,387)	(3,290)
Net Gains on the Sale of Securities Available-for-Sale	(10)	---	(12)
Gain of the Sale of Property	---	---	(148)
Shares Issued Under the Directors’ Stock Plan	121	140	130
Stock-Based Compensation Expense	115	70	5
Compensation Expense for Allocated ESOP Shares	---	---	259
Changes in Other Assets and Other Liabilities	498	659	(159)
Net Cash Provided by Operating Activities	13,847	15,814	13,677
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	86	8	429
Purchases of Securities Available-for-Sale	(396)	(156)	(1,044)
Proceeds from the Sale of Property	---	---	326
Net Cash Used in Investing Activities	(310)	(148)	(289)
Financing Activities:
Exercise of Stock Options, Shares Issued to the Employees’ Stock Purchase Plan and Shares Issued for the Dividend Reinvestment Plan	2,034	1,544	1,224
Tax Benefit for Disposition of Stock Options	176	164	315
Purchase of Treasury Stock	(4,325)	(7,303)	(5,127)
Cash Dividends Paid	(10,330)	(10,027)	(9,929)
Net Cash Used in Financing Activities	(12,445)	(15,622)	(13,517)
Net Increase (Decrease) in Cash and Cash Equivalents	1,092	44	(129)
Cash and Cash Equivalents at Beginning of the Year	297	253	382
Cash and Cash Equivalents at End of the Year	$ 1,389	$ 297	$ 253

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$1,356	$1,547	$1,450
Non-cash Investing and Financing Activities:
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	(2,468)	3,707	40
Shares Issued for CFG Acquisition	112	111	41
ESOP Note	(1,000)	(1,500)	---
Surplus Adjustment for Allocated ESOP Shares	250	200	---
Common Stock Purchased by ESOP	470	320	301
Change in Retirement Plan Net Loss and Prior Service Cost, Net of Tax	(6,983)	(632)	---
Adjustment to Initially Apply SFAS No. 158, Net of Tax	---	---	(3,442)

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2008 and 2007 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$22,082	$22,115	$22,592	$22,719
Net Interest Income	12,787	14,364	14,902	15,178
Provision for Loan Losses	290	248	253	880
Net Securities (Losses) Gains	---	(35)	6	412
Income Before Provision for Income Taxes	7,165	7,888	7,206	7,177
Net Income	4,981	5,436	5,008	5,012

Basic Earnings Per Common Share	.47	.51	.48	.48
Diluted Earnings Per Common Share	.47	.51	.47	.47

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$20,816	$21,409	$21,921	$22,431
Net Interest Income	11,202	11,425	11,649	12,018
Provision for Loan Losses	94	92	136	191
Net Securities (Losses) Gains	---	---	---	---
Income Before Provision for Income Taxes	5,759	5,931	6,379	6,070
Net Income	4,131	4,210	4,510	4,481

Basic Earnings Per Common Share	.38	.39	.42	.42
Diluted Earnings Per Common Share	.38	.39	.42	.42

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2008.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Item 9B. Other Information – None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Nominees for Director and Directors Continuing in Office” and “Board Committees” of Arrow’s Proxy Statement for its Annual Meeting of Shareholders to be held April 29, 2009 (the Proxy Statement), which sections are incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, “Executive Officers of the Registrant.”  Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link “Corporate Governance.”

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Executive Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End Table,” “Option Exercises and Stock Vested Table,” “Pension Plans,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Potential Payments to Executives upon  Termination or Change-in-Control,”  “Agreements with Executive Officers,” “Compensation of Directors,” and “Director Compensation Table,” of the Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the captions “Principal Shareholders of the Company” and ”Nominees for Director and Directors Continuing in Office” of the Proxy Statement, which sections are incorporated herein by reference, and in the section entitled “Equity Compensation Plan Information” in Part II of this Form 10-K on page 13.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Transactions with Directors, Officers and Associated Persons,” “Corporate Governance” and “Board Independence, Audit Committee Independence and Financial Expert” of the Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions “Ratification of the Independent Auditor” and “Independent Auditor’s Fees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’

   Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2007, Exhibit 3.(i)
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed December 23, 2008, Exhibit 3.i
4.1

Amended and Restated Declaration of the Trust by and among U.S. Bank National Association, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of July 23, 2003, relating to Arrow Capital Statutory Trust II, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.1

4.2

Indenture between Arrow Financial Corporation, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.2

4.3

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.3

4.4

Guarantee Agreement by and between Arrow Financial Corporation and U.S. Bank National Association, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.4

4.5

Amended and Restated Trust Agreement by and among Wilmington Trust Company, as Institutional Trustee, Arrow Financial Corporation, as Sponsor and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6

4.6

Junior Subordinated Indenture between Arrow Financial Corporation, as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.7

4.7

Placement Agreement by and among Arrow Financial Corporation, Arrow Capital Statutory Trust III and SunTrust Capital Markets, Inc., dated December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.8

4.8

Guarantee Agreement by and between Arrow Financial Corporation and Wilmington Trust Company, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9

10.1

1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993).

10.2

1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed September 2, 1998)*

10.3	2008 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Form 8-K filed on May 6, 2008, Exhibit 10.1*
10.4	2000 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (File number 333-47912; filed on October 11, 2000)*
10.5

Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14
* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.6	Profit Sharing Plan of the Registrant, as amended on November 19, 2008*
10.7	Directors’ Deferred Compensation Plan of Registrant as amended on November 19, 2008*
10.8	Directors’ Stock Plan of the Registrant as amended on November 19, 2008*
10.9	Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended on December 17, 2008 *
10.10	Select Executive Retirement Plan of the Registrant for benefits accrued or vested on or before December 31, 2004, as amended on December 17, 2008 *
10.11	Senior Officers Deferred Compensation Plan of the Registrant, as amended on December 17, 2008*
10.12	Short Term Incentive Plan of the Registrant, as amended on December 17, 2008*
10.13	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated December 29, 2008*
10.14	Change of Control Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Terry R. Goodemote dated December 31, 2008*
10.15	Consulting Agreement between the Registrant and John C. Van Leeuwen, dated December 29, 2008*
10.16	Consulting Agreement between the Registrant and John J. Murphy, dated December 29, 2008*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 5, 2009	By /s/ Thomas L. Hoy Thomas L. Hoy Chairman, President and Chief Executive Officer
Date: March 5, 2009	By: /s/ Terry R. Goodemote Terry R. Goodemote Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 2009 by the following persons in the capacities indicated.

/s/ Herbert O. Carpenter Herbert O. Carpenter Director	/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman, President and CEO
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ Michael B. Clarke Michael B. Clarke Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ John J. Murphy John J. Murphy Director
/s/ Kenneth C. Hopper, M.D. Kenneth C. Hopper, M.D. Director and Vice Chairman	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

 EXHIBITS INDEX

Exhibit Number	Exhibit
10.6	Profit Sharing Plan of the Registrant, as amended on November 19, 2008*
10.7	Directors’ Deferred Compensation Plan of Registrant as amended on November 19, 2008*
10.8	Directors’ Stock Plan of the Registrant as amended on November 19, 2008*
10.9	Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended on December 17, 2008 *
10.10	Select Executive Retirement Plan of the Registrant for benefits accrued or vested on or before December 31, 2004, as amended on December 17, 2008 *
10.11	Senior Officers Deferred Compensation Plan of the Registrant, as amended on December 17, 2008*
10.12	Short Term Incentive Plan of the Registrant, as amended on December 17, 2008*
10.13	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy dated December 29, 2008*
10.14	Change of Control Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Terry R. Goodemote dated December 31, 2008*
10.15	Consulting Agreement between the Registrant and John C. Van Leeuwen, dated December 29, 2008*
10.16	Consulting Agreement between the Registrant and John J. Murphy, dated December 29, 2008*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.