Form 10-Q
period 2009-03-31
ARROW FINANCIAL CORP
filed 2009-05-06
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, par value $1.00 per share	10,593,544

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2009

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$ 24,674	$ 37,239
Interest-Bearing Bank Balances	75,911	21,099
Cash and Cash Equivalents	100,585	58,338
Securities Available-for-Sale	333,170	325,090
Securities Held-to-Maturity (Approximate Fair Value of $142,229 at March 31, 2009 and $134,331 at December 31, 2008)	141,243	133,976
Loans	1,098,842	1,109,812
Allowance for Loan Losses	(13,450)	(13,272)
Net Loans	1,085,392	1,096,540
Premises and Equipment, Net	17,584	17,602
Other Real Estate Owned and Repossessed Assets, Net	365	645
Goodwill	14,842	14,726
Other Intangible Assets, Net	1,608	1,652
Other Assets	17,875	16,517
Total Assets	$1,712,664	$1,665,086
LIABILITIES
Deposits:
Demand	$ 182,530	$ 182,613
Regular Savings, N.O.W. & Money Market Deposit Accounts	746,958	688,752
Time Deposits of $100,000 or More	145,845	157,187
Other Time Deposits	248,436	246,511
Total Deposits	1,323,769	1,275,063
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	52,888	59,339
Other Short-Term Borrowings	2,017	617
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Junior Subordinated Obligations)	20,000	20,000
Other Liabilities	21,451	24,265
Total Liabilities	1,580,125	1,539,284
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at March 31, 2009 and December 31, 2008)	14,729	14,729
Surplus	163,886	163,215
Retained Earnings	29,496	25,454
Unallocated ESOP Shares (102,104 Shares at March 31, 2009 and 122,207 Shares at December 31, 2008)	(2,304)	(2,572)
Accumulated Other Comprehensive Loss	(7,451)	(9,404)
Treasury Stock, at Cost (4,042,637 Shares at March 31, 2009 and 4,060,209 Shares at December 31, 2008)	(65,817)	(65,620)
Total Shareholders’ Equity	132,539	125,802
Total Liabilities and Shareholders’ Equity	$1,712,664	$1,665,086

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,729	$16,707
Interest-Bearing Bank Balances	36	7
Interest on Federal Funds Sold	---	320
Interest and Dividends on Securities Available-for-Sale	3,576	3,961
Interest on Securities Held-to-Maturity	1,182	1,087
Total Interest and Dividend Income	21,523	22,082
INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	1,025	1,891
Other Deposits	3,707	4,966
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	33	250
Other Short-Term Borrowings	---	5
Federal Home Loan Bank Advances	1,825	1,845
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	202	338
Total Interest Expense	6,792	9,295
NET INTEREST INCOME	14,731	12,787
Provision for Loan Losses	502	290
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,229	12,497
NONINTEREST INCOME
Income from Fiduciary Activities	1,252	1,439
Fees for Other Services to Customers	2,026	1,881
Insurance Commissions	528	548
Net Gains on Securities Transactions	277	---
Sale of Merchant Bank Card Processing	2,700	---
Gain on Visa Stock Redemption	---	749
Gain on Sale of Premises	---	115
Other Operating Income	184	115
Total Noninterest Income	6,967	4,847
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,578	6,032
Occupancy Expense of Premises, Net	960	893
Furniture and Equipment Expense	850	800
Other Operating Expense	2,985	2,454
Total Noninterest Expense	11,373	10,179
INCOME BEFORE PROVISION FOR INCOME TAXES	9,823	7,165
Provision for Income Taxes	3,141	2,184
NET INCOME	$ 6,682	$ 4,981
Average Shares Outstanding:
Basic	10,575	10,645
Diluted	10,604	10,694
Per Common Share:
Basic Earnings	$ .63	$ .47
Diluted Earnings	.63	.47

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,682	---	---	---	6,682
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $305)	---	---	---	---	---	184	---	184
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $3)	---	---	---	---	---	(2)	---	(2)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,933)	---	---	---	---	---	1,771	---	1,771
Comprehensive Income								8,635

Cash Dividends Paid, $.25 per Share	---	---	---	(2,640)	---	---	---	(2,640)
Stock Options Exercised (15,186 Shares)	---	---	66	---	---	---	128	194
Shares Issued Under the Employee Stock Purchase Plan (4,259 Shares)	---	---	61	---	---	---	36	97
Stock-Based Compensation Expense	---	---	42	---	---	---	---	42
Tax Benefit for Disposition of Stock Options	---	---	65	---	---	---	---	65
Allocation of ESOP Stock (20,103 Shares)	---	---	101	---	268	---	---	369
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (18,623 Shares)	---	---	258	---	---	---	158	416
Purchase of Treasury Stock (24,894 Shares)	---	---	---	---	---	---	(556)	(556)
Balance at March 31, 2009	14,728,543	$14,729	$163,886	$29,496	$(2,304)	$(7,451)	$(65,817)	$132,539

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY, Continued

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	4,981	---	---	---	4,981
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $111)	---	---	---	---	---	67	---	67
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $53)	---	---	---	---	---	(32)	---	(32)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $3,484)	---	---	---	---	---	2,104	---	2,104
Comprehensive Income								7,120

Cash Dividends Paid, $.24 per Share	---	---	---	(2,546)	---	---	---	(2,546)
Stock Options Exercised (5,430 Shares)	---	---	30	---	---	---	45	75
Shares Issued Under the Employee Stock Purchase Plan (4,864 Shares)	---	---	59	---	---	---	41	100
Stock-Based Compensation Expense	---	---	28	---	---	---	---	28
Tax Benefit for Disposition of Stock Options	---	---	4	---	---	---	---	4
Allocation of ESOP Stock (30,940 Shares)	---	---	210	---	470	---	---	680
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (36,737 Shares)	---	---	---	---	---	---	(778)	(778)
Balance at March 31, 2008	14,728,543	$14,729	$161,876	$17,782	$(1,572)	$(2,751)	$(63,013)	$127,051

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2009	2008
Operating Activities:
Net Income	$ 6,682	$ 4,981
Adjustments to Reconcile Net Income to Net Cash Provided By (Used In) Operating Activities:
Provision for Loan Losses	502	290
Depreciation and Amortization	688	692
Compensation Expense for Allocated ESOP Shares	101	210
Gains on the Sale of Securities Available-for-Sale	(400)	---
Losses on the Sale of Securities Available-for-Sale	123	---
Loans Originated and Held-for-Sale	(8,052)	(1,254)
Proceeds from the Sale of Loans Held-for-Sale	8,129	1,067
Net Gains on the Sale of Loans	(77)	(9)
Net Gain on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	---	(111)
Contributions to Pension Plans	(2,076)	(2,077)
Deferred Income Tax Expense	400	786
Stock-Based Compensation Expense	42	28
Net Increase in Other Assets	(868)	(1,057)
Net Decrease in Other Liabilities	(2,738)	(3,717)
Net Cash Provided By (Used In) Operating Activities	2,456	(171)
Investing Activities:
Proceeds from the Sales of Securities Available-for-Sale	14,756	---
Proceeds from the Maturities and Calls of Securities Available-for-Sale	20,954	30,148
Purchases of Securities Available-for-Sale	(40,665)	(40,852)
Proceeds from the Maturities of Securities Held-to-Maturity	2,867	2,186
Purchase of Securities Held-to-Maturity	(10,172)	(851)
Net Decrease (Increase) in Loans	10,489	(5,052)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	437	579
Purchases of Premises and Equipment	(374)	(335)
Net Cash Used In Investing Activities	(1,708)	(14,177)
Financing Activities:
Net Increase in Deposits	48,706	36,822
Net (Decrease) Increase in Short-Term Borrowings	(5,051)	5,958
Tax Benefit for Disposition of Stock Options	65	4
Treasury Stock Issued for Dividend Reinvestment Plans	416	---
Allocation of Common Stock Purchased by the ESOP	268	470
Treasury Stock Issued for Stock-Based Plans	291	175
Purchases of Treasury Stock	(556)	(778)
Cash Dividends Paid	(2,640)	(2,546)
Net Cash Provided By Financing Activities	41,499	40,105
Net Increase in Cash and Cash Equivalents	42,247	25,757
Cash and Cash Equivalents at Beginning of Period	58,338	51,289
Cash and Cash Equivalents at End of Period	$100,585	$77,046
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$6,901	$9,714
Income Taxes	6,235	5,760
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	157	149
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	1,771	2,104
Shares Issued for CFG Acquisition	115	112
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	182	35

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2009

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008; the results of operations for the three-month periods ended March 31, 2009 and 2008; the changes in shareholders’ equity for the three-month periods ended March 31, 2009 and 2008; and the cash flows for the three-month periods ended March 31, 2009 and 2008.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2008, included in Arrow’s 2008 Form 10-K.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008:

	2009	2008
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost, Net of Tax	$(11,654)	$(11,836)
Net Unrealized Securities Holding Gains	4,203	2,432
Total Accumulated Other Comprehensive Loss	$ (7,451)	$ (9,404)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2009 and 2008:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2009:
Basic EPS	$6,682	10,575	$.63
Dilutive Effect of Stock Options	---	29
Diluted EPS	$6,682	10,604	$.63
For the Three Months Ended March 31, 2008:
Basic EPS	$4,981	10,645	$.47
Dilutive Effect of Stock Options	---	49
Diluted EPS	$4,981	10,694	$.47

4.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service Cost	$264	$279	$ 38	$ 46
Interest Cost	447	456	121	107
Expected Return on Plan Assets	(518)	(625)	---	---
Amortization of Prior Service Credit	(19)	(23)	(27)	(29)
Amortization of Net Loss	323	86	24	24
Net Periodic Benefit Cost	$497	$173	$156	$148

We made a $2,000 contribution to our qualified pension plan and a $76 contribution to our non-qualified defined benefit pension plan in the first quarter of 2009.  We do not expect to make any additional contributions to our qualified plan during the remainder of 2009.  The expected contribution for the nonqualified pension plan is $290 for all of 2009.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution for our postretirement benefit plan is estimated to be $319 for the 2009 year.

5.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options to purchase 69,189 shares of our common stock in 2009.  No stock options were granted in 2008.  The weighted-average fair value of options granted during 2009 was $4.61.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.70%; expected volatility – 33.2%; risk free interest rate – 2.10%; and an expected life of 7.78 years.  The fair value of our grants is expensed over the four year vesting period.  The expense for the first three months of 2009 and 2008 was $42 and $28, respectively.

The following table presents the activity in Arrow’s compensatory stock options for the first quarter of 2009 and 2008:

	2009		2008
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	434,532	$21.83	519,557	$20.77
Granted	69,189	22.59	---	---
Exercised	(15,186)	12.79	(5,430)	14.01
Forfeited	(1,021)	23.94	(725)	25.86
Outstanding at March 31	487,514	22.21	513,402	20.83
Exercisable at March 31	363,573	22.07	434,040	20.48

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $14.8 million of standby letters of credit on March 31, 2009, most of which will expire within one year and some of which were not collateralized.  At that date, all standby letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2009 was insignificant.

7.  Fair Value Disclosures (In Thousands)

FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value.  The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 were securities available-for-sale:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2009:
Securities Available-for Sale	$333,170	$25,000	$307,635	$535

As of December 31, 2008:
Securities Available-for Sale	$325,090	$ ---	$324,535	$555

7.  Fair Value Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for 2009 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	January 1, 2009 To March 31, 2009	January 1, 2008 To December 31, 2008
Beginning Balance	$ 555	$ ---
Transfers In	---	1,006
Principal payment received	---	(5)
Total net losses (realized/unrealized):
Included in earnings, as a result of other-than-temporary impairment	---	(400)
Included in other comprehensive income	(20)	(46)
Ending Balance	$ 535	$ 555

The amount of total losses for the year 2009 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009, as a result of other-than-temporary impairment

	$---

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  The only asset or liability that Arrow measured at fair value on a nonrecurring basis, at March 31, 2009 and December 31, 2008 was other real estate owned:

		Fair Value Measurements Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
As of March 31, 2009
Other Real Estate Owned	$142	$---	$142	$---	$---

As of December 31, 2008
Other Real Estate Owned	$142	$---	$142	$---	$---

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

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2009.

8.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability

On March 28, 2008, VISA Inc. distributed to member banks , in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the IPO of its Class A shares on March 19, 2008.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, litigation liabilities.  During the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 thousand from the mandatory redemption by Visa of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 thousand of the $600 thousand accrual at December 31, 2007, representing our proportional share of Visa litigation costs , reflected as a reduction in 2008 other operating expense.

8.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability, Continued

Accordingly, at March 31, 2009, we have a remaining liability of $294 thousand included as a component of Other Liabilities in the consolidated balance sheet, representing our estimate of the fair value of potential losses related to the remaining covered VISA litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years from March 18, 2008 or the settlement of litigation indemnified by member banks.  However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

9.  Recently Issued Accounting Standards

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provided additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP provides guidance to determine if a market is active or inactive in order to obtain fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP amends FAS 157 to require certain disclosures to discuss the inputs and valuation techniques used to measure fair value, and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow will adopt FSP 157-4 in the second quarter of 2009. The adoption of this FSP is not expected to have a material impact on our financial condition or results of operation.

The FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” on April 9, 2009, which provided clarity and consistency in applying accounting rules surrounding the accounting for assets considered to be other-than-temporarily-impaired by improving the presentation and disclosure in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow will adopt FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The adoption of this FSP is not expected to have a material impact on our financial condition or results of operation.

Also on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP only relates to disclosures about fair values and, as such, will not have a material impact on our financial condition or results of operations.

In December 2008 the FASB adopted FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets," which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  An employer shall disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies and an employer shall disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Asset categories shall be based on the nature and risks of assets in an employer’s plan.  In addition, an employer shall disclose information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3, under FAS 157), an employer shall disclose the effect of the measurements on changes in plan assets for the period and an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets.  The FSP is effective for fiscal years ending on or after December 15, 2009 and only relates to disclosures about fair values and, as such, will not have a material impact on our financial condition or results of operations.

In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities ” — an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on our financial condition or results of operation.

9.  Recently Issued Accounting Standards, Continued

In December 2007, the FASB issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations."  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141(R) is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.  While the adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial position or results of operations upon its adoption on January 1, 2009, the adoption of SFAS No. 141(R) would have a significant impact on business combinations, if any, entered into by the Company subsequent to January 1, 2009.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement did not have a material impact on our financial condition or results of operation.

Independent Auditors’ Review Report

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Albany, New York

May 5, 2009

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2009

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 286 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2008 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Impact of market rate structure on net interest margin, loan yields and deposit rates	20	3rd paragraph
	22	1st paragraph
	22	3rd paragraph
	23	1st paragraph
	25	Next to last paragraph
Provision for loan losses	27	1st paragraph under table
Change in the level of and nonperforming loans and assets	28	5th paragraph
Future level of residential real estate loans	24	3rd paragraph
Impact of competition for indirect loans	24	Last two paragraphs
Liquidity	17	2nd paragraph
	31	4th paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, rapid and dramatic changes in economic and market conditions, such as the U.S. economy has recently experienced and continues to experience, sharp fluctuations in interest rates, economic activity, and consumer spending patterns; sudden changes in the market for products we provide, such as real estate loans; new developments in state and federal regulation; enhanced competition from unforeseen sources; and similar uncertainties inherent in banking operations or business generally.  In the current environment of substantial economic turmoil affecting all sectors of business in the U.S., including the financial sector, all forward-looking statements should be understood as embracing a substantial degree of uncertainty far exceeding that accompanying such statements under normal economic conditions.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2008.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income), as well as certain nonrecurring components, such as gain or loss from sale of business lines.  We follow these practices.

Tangible Book Value per Share:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets as a category of assets includes many items, but is essentially represented by goodwill for Arrow.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Net Income	$6,682	$5,012	$5,008	$5,436	$4,981

Transactions Recorded in Net Income (Net of Tax):
Sale of Merchant Bank Card Processing [1]	$1,630	$ ---	$ ---	$ ---	$ ---
Visa Litigation [2]	---	---	---	---	185
Gain on Redemption of Visa Inc. Class B Shares [2]	---	---	---	---	452
Other-Than-Temporary Impairment (OTTI) [3]	---	(242)	(731)	---	---
Net Securities Gains (Losses)	167	249	4	(21)	---
Net Gain on the Sale of Premises	---	---	---	---	69
Net Gains on Sales of Loans	46	31	8	19	5
Net Gains on the Sale of Other Real Estate Owned	2	18	---	---	---

Period End Shares Outstanding	10,584	10,546	10,509	10,516	10,637
Basic Average Shares Outstanding	10,575	10,524	10,497	10,593	10,645
Diluted Average Shares Outstanding	10,604	10,588	10,559	10,650	10,694
Basic Earnings Per Share	$.63	$.48	$.48	$.51	$.47
Diluted Earnings Per Share	.63	.47	.47	.51	.47
Cash Dividends Per Share	.25	.25	.25	.24	.24

Average Assets	$1,681,096	$1,687,366	$1,657,666	$1,625,093	$1,606,082
Average Equity	128,507	127,136	124,601	126,177	124,686
Return on Average Assets	1.61%	1.18%	1.20%	1.35%	1.25%
Return on Average Equity	21.09	15.68	15.99	17.33	16.07

Average Earning Assets	$1,610,007	$1,615,240	$1,580,408	$1,548,365	$1,530,061
Average Paying Liabilities	1,346,413	1,345,344	1,308,191	1,288,047	1,272,871
Interest Income, Tax-Equivalent [4]	22,262	23,446	23,302	22,861	22,832
Interest Expense	6,792	7,541	7,690	7,751	9,295
Net Interest Income, Tax-Equivalent [4]	15,470	15,905	15,612	15,110	13,537
Tax-Equivalent Adjustment	739	727	710	746	750
Net Interest Margin [4]	3.90%	3.92%	3.93%	3.92%	3.56%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$11,373	$11,273	$10,532	$10,409	$10,179
Less: Intangible Asset Amortization	(89)	(89)	(89)	(86)	(96)
Net Noninterest Expense	$11,284	$11,184	$10,443	$10,323	$10,083
Net Interest Income, Tax-Equivalent [4]	$15,470	$15,905	$15,612	$15,110	$13,537
Noninterest Income	6,967	4,152	3,089	4,181	4,847
Less: Net Securities Gains & OTTI	(277)	(12)	1,204	35	---
Less: Gain on Merchant Bank Card Processing Sale	(2,700)	---	---	---	---
Less: Gain on Visa Stock Redemption	---	---	---	---	(749)
Adjusted Gross Income	$19,460	$20,045	$19,905	$19,326	$17,635
Efficiency Ratio [4]	57.99%	55.79%	52.46%	53.42%	57.18%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.64%	8.39%	8.32%	8.45%	8.54%
Total Shareholders’ Equity (i.e. Book Value)	$132,539	$125,802	$125,397	$124,080	$127,051
Book Value per Share	12.52	11.93	11.93	11.80	11.94
Intangible Assets	16,450	16,378	16,457	16,495	16,593
Tangible Book Value per Share [4]	10.97	10.38	10.36	10.23	10.38
Asset Quality Information
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.12%	.14%	.07%	.00%	.08%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.18	.32	.09	.09	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.22	1.20	1.16	1.20	1.20
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	352.65	338.05	444.08	502.17	407.05
Nonperforming Loans as a Percentage of Loans, Period-end	.35	.35	.26	.24	.29
Nonperforming Assets as a Percentage of Total Assets, Period-end	.27	.30	.24	.17	.20

[1] See page 17, 1st paragraph		[3] See page 18, 1st paragraph
[2] See page 18, 4th paragraph		[4] See “Use of Non-GAAP Financial Measures” on page 14.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 14)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 41,698	$ 320	3.09%
Interest-Bearing Bank Deposits	55,777	36	0.26	1,082	7	2.60
Securities Available-for-Sale:
Taxable	299,228	3,460	4.69	309,483	3,719	4.83
Non-Taxable	14,599	186	5.17	24,595	371	6.07
Securities Held-to-Maturity:
Taxable	257	3	4.73	286	3	4.22
Non-Taxable	135,975	1,779	5.31	114,007	1,627	5.74

Loans	1,104,171	16,798	6.17	1,038,910	16,785	6.50

Total Earning Assets	1,610,007	22,262	5.61	1,530,061	22,832	6.00

Allowance For Loan Losses	(13,313)			(12,408)
Cash and Due From Banks	28,432			32,831
Other Assets	55,970			55,598
Total Assets	$1,681,096			$1,606,082

Deposits:
Interest-Bearing NOW Deposits	$ 424,154	1,234	1.18	$ 339,296	1,429	1.69
Regular and Money Market Savings	289,481	546	0.76	265,712	921	1.39
Time Deposits of $100,000 or More	152,744	1,025	2.72	187,610	1,891	4.05
Other Time Deposits	246,777	1,927	3.17	248,471	2,616	4.23
Total Interest-Bearing Deposits	1,113,156	4,732	1.72	1,041,089	6,857	2.65

Short-Term Borrowings	53,257	33	0.25	51,782	255	1.98
Long-Term Debt	180,000	2,027	4.57	180,000	2,183	4.88
Total Interest-Bearing Liabilities	1,346,413	6,792	2.05	1,272,871	9,295	2.94

Demand Deposits	180,966			182,118
Other Liabilities	25,210			26,407
Total Liabilities	1,552,589			1,481,396
Shareholders’ Equity	128,507			124,686
Total Liabilities and Shareholders’ Equity	$1,681,096			$1,606,082

Net Interest Income (Tax-equivalent Basis)		15,470			13,537
Net Interest Spread			3.56			3.06
Net Interest Margin			3.90			3.56

Reversal of Tax-Equivalent Adjustment		(739)	(.19)		(750)	(.20)
Net Interest Income, As Reported		$14,731			$12,787

OVERVIEW

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported, on March 2, 2009, our bank subsidiaries, Glens Falls Bank and Trust Company and Saratoga National Bank and Trust Company, transferred their merchant bank card processing business for a cash payment of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst.  In connection with the transfer, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain was offset, in part, by a $300 thousand cost to terminate certain preexisting agreements for a net gain of $2.7 million recognized in the first quarter of 2009.

Continued Financial Market Turmoil:  Since Fall 2007, the Dow Jones Industrial Average (Dow Jones) slid from a high of over 14,000 to a low of under 7,000, with the most dramatic change occurring during the fourth quarter of 2008 and the first quarter of 2009.  The financial markets and particularly the banking sector have felt the impact of losses on subprime mortgages and other credit portfolios and loss of short-term liquidity, resulting in the September 2008 failure of Lehman Brothers Holdings (Lehman) and the distressed sales of Bear Stearns and Merrill Lynch.  In addition, the number of bank failures, while not at historic highs, has risen to levels not seen for several years.  Community banks such as ours that were not underwriting subprime residential real estate loans and were not investing significant amounts in private issue collateralized debt obligations have not typically experienced the significant losses in their loan or investment portfolios or the liquidity concerns that many of the larger financial institutions have experienced.  However, the magnitude of turmoil in the markets has had a significant impact on the operations of all banks, including ours, and to the extent the U.S. economy continues in its present weakened state, our financial condition and results of operations will likely be negatively impacted, to some extent, in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CCP:  As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied to the U.S. Treasury Department and federal bank regulators for participation in the U.S. Government’s Capital Purchase Plan (“CPP”), an element of the larger Troubled Assets Relief Program (“TARP”), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and sell shares of our preferred stock to the Treasury Department and would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong at year-end such that the potential loss of Board and management flexibility entailed in CPP participation was deemed too high a cost to warrant participation.

Economic recession and loan quality:  As the economic recession got underway in late 2007, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2008 and early 2009, even northeastern New York began to feel the impact of the worsening national economy, reflected in a regional slow-down in real estate sales and increasing unemployment.  By year-end 2008, we had experienced a small but measurable decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  Our levels of nonperforming assets and delinquent loans at March 31, 2009 remained consistent with December 31, 2008 levels, but were elevated when compared with March 31, 2008 results (see the table “Summary of the Allowance and Provision for Loan Losses” on page 27 of this Report).  Nonperforming loans amounted to $3.8 million at March 31, 2009, a decrease of $112 thousand from the prior year-end 2008.  The ratio of nonperforming loans to period-end loans was .35% at March 31, 2009, unchanged from year-end 2008.  By way of comparison, this ratio for our peer group increased by 128 basis points from 1.08% at December 31, 2007 to 2.36% at December 31, 2008.

On an annualized basis, the ratio of our loans charged-off (net of recoveries) to average loans was .12% for the first quarter 2009, or about the same as the .14% ratio for the last quarter of 2008.  The allowance for loan losses, as a percentage of period-end loans, rose from 1.20% at December 31, 2008 to 1.22% at March 31, 2009.

Recent trends in our three major loan portfolio segments are as follows:

o

Commercial and Commercial Real Estate Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs.  However, current unemployment rates in our region are higher than in the past few years and the number of jobs has decreased, and some small and medium-sized businesses that borrow from us are experiencing revenue fall-off and financial pressure.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime loans.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have experienced moderate but not significant increases in our delinquency rate and level of charge-offs in the fourth quarter of 2008 and the first quarter of 2009.

Investment securities and other-than-temporary impairment:  We hold a $2.0 million par value senior unsecured bond issued by Lehman. On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the fair value of the bond. During 2008, we deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $973 thousand net of tax (a $.09 reduction in diluted earnings per share). The remaining estimated fair value of our Lehman bond of $400 thousand has been included in non-performing assets as of March 31, 2009.  The Lehman bankruptcy proceedings are ongoing and the ultimate value of our bond is subject to further change.

Corporate bonds and other debt securities represented only $5.5 million, or 1.2%, of our $474.4 million investment securities portfolio at March 31, 2009.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of quarter-end 2009, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s all of which are guaranteed by federal agencies or government sponsored enterprises.

Liquidity and access to credit markets:  We did not experience and have not experienced any liquidity issues during 2008 or thus far in 2009.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed in recent periods, except for some increases in the maximum borrowing capacity.  In general, to satisfy our liquidity needs we rely on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.  (See our general liquidity discussion on page 31.)

Effect of VISA public offering, stock redemption and litigation reserves:  On March 28, 2008, VISA Inc. distributed to member banks, in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, of its continuing litigation liabilities.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 thousand from the mandatory redemption by Visa from us of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 thousand of the $600 thousand accrual previously recorded by us at December 31, 2007, representing our then estimated proportional share of Visa litigation costs, which reversal was reflected as a reduction in 2008 other operating expense.

In October 2008, Visa announced that it had settled the lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks are contingently liable. In December 2008, Visa deposited an additional $1.1 billion into the escrow fund for covered litigation.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance, thus the Company did not recognize any income or expense as a result of the reduced value of those shares or Visa’s settlement of the litigation in the fourth quarter. The estimation of the Company’s proportionate share of any potential losses related to the covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined the remaining $294 thousand liability included in “Other Liabilities” on our year-end consolidated balance sheet is the fair value of our proportionate share of the remaining covered Visa litigation obligation as of March 31, 2009, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Shareholder Equity:  At March 31, 2009, our tangible book value per share (calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $10.97, an increase of $.59, or 5.7%, from year-end 2008.  Our total shareholders’ equity at quarter-end 2009 increased 5.4% over the year-end 2008 level.  Major changes to shareholders’ equity during the quarter included: i) $6.7 million of net income; ii) a $1.8 million net unrealized gain in securities available-for-sale, offset by; iii) cash dividends of $2.6 million; and iv) repurchases of our own common stock of $556 thousand.  As of the last trading day of the 2009 quarter, the average of our closing stock price was $23.46, resulting in a trading multiple of 2.14 to our tangible book value.  We also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong capital, financial and liquidity positions at year-end, we elected in January 2009 not to participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP), even though we had been approved to participate by the Treasury Department.

The Board of Directors declared a quarterly cash dividend of $.25 per share for the first quarter of 2009, compared to $.24 for 2008, an increase of $.01, or 4.2%.

Other Key Results

We reported earnings of $6.682 million for the first quarter of 2009, an increase of $1.701 million, or 34.1%, as compared to $4.981 million for the first quarter of 2008.  Diluted earnings per share were $.63 and $.47, for the respective quarters, an increase of $.16, or 34.0%.   One-time events significantly impacted this increase.  During the first quarter of 2009, we experienced a $2.7 million net gain on the sale of our merchant bank card processing, which had a $.15 positive impact on diluted EPS.

The annualized returns on average assets were 1.61% and 1.25% for the first quarters of 2009 and 2008, respectively, an increase of 36 basis points, or 28.8%.  The annualized returns on average equity were 21.09% and 16.07% for the first quarters of 2009 and 2008, respectively, an increase of 5.02 basis points, or 31.2%.

Total assets were $1.713 billion at March 31, 2009, which represented an increase of $84.1 million, or 5.2%, above the level at March 31, 2008, and an increase of $47.6 million, or 2.9%, from the December 31, 2008 level.  The increase from the year-end total was primarily attributable to the electronic deposit of state funds into municipal accounts on the last day of March, a typical seasonal fluctuation.

Shareholders’ equity was $132.5 million at March 31, 2009, an increase of $5.5 million, or 4.3%, from the year earlier level.  Shareholders' equity increased $6.7 million from the December 31, 2008 level of $125.8 million.  The components of the change in shareholders’ equity since year-end 2008 are presented in the Consolidated Statement of Changes in Shareholders’ Equity on page 5, and are discussed in more detail in the preceding section entitled, “Increase in Shareholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At March 31, 2009 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2009	Dec 2008	Mar 2008	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold	$ ---	$ ---	$ 40,000	$ ---	$(40,000)	---- %	(100.0)%
Interest-Bearing Bank Balances	75,911	21,099	---	54,812	75,911	259.8	---
Securities Available-for-Sale	333,170	325,090	352,163	8,080	(18,993)	2.5	(5.4)
Securities Held-to-Maturity	141,243	133,976	113,225	7,267	28,018	5.4	24.7
Loans, Net of Unearned Income (1)	1,098,842	1,109,812	1,043,732	(10,970)	55,110	(1.0)	5.3
Allowance for Loan Losses	13,450	13,272	12,480	178	970	1.3	7.8
Earning Assets (1)	1,649,166	1,589,977	1,549,120	59,189	100,046	3.7	6.5
Total Assets	1,712,664	1,665,086	1,628,592	47,578	84,072	2.9	5.2

Demand Deposits	$ 182,530	$ 182,613	$ 191,233	$ (83)	$(8,703)	---	(4.6)
NOW, Regular Savings & Money Market Deposit Accounts	746,958	688,752	633,270	58,206	113,688	8.5	18.0
Time Deposits of $100,000 or More	145,845	157,187	173,596	(11,342)	(27,751)	(7.2)	(16.0)
Other Time Deposits	248,436	246,511	242,923	1,925	5,513	0.8	2.3
Total Deposits	$1,323,769	$1,275,063	$1,241,022	$48,706	$82,747	3.8	6.7
Short-Term Borrowings	$ 54,905	$ 59,956	$ 59,677	$(5,051)	$(4,772)	(8.4)	(8.0)
FHLB Advances	160,000	160,000	160,000	---	---	---	---
Shareholders' Equity	132,539	125,802	127,051	6,737	5,488	5.4	4.3

(1) Includes Nonaccrual Loans

Deposits Generally; Municipal Deposits:  We did not experience in the just completed quarter, nor have we experienced since the end of such quarter, unusual developments or changes in the aggregate levels of our deposits, including significant increases in withdrawals, or significant changes in the mix or pricing of our deposits. We have continued the long-term trend of modestly decreasing the rates we pay on deposits, which we initiated in the third quarter of 2007 following the Federal Reserve Board’s commencement of a concerted effort to lower short-term interest rates.

As discussed under “Changes in Sources of Funds,” below, our increase in overall period-end deposit balances in the first quarter of 2009 was largely due to an increase in our municipal deposits over this period.  In addition, recent fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations and the fact that depositors tend to transfer funds from maturing time deposits to non-maturity deposit products during times of low interest rates.

Municipal deposits on average have represented 15% to 20% of our total deposits, mainly in NOW accounts and time deposits of short duration.  Many of our contractual municipal deposit relationships are subject to renewal generally on an annual basis, by formal or informal agreement.  In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of differing maturities, with rate on the vertical axis and maturity on the horizontal axis) historically slopes upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments.  Hence, our earnings level is affected by the shape of the yield curve; the stronger the upward slope of the yield curve, the more positive the impact on our earnings.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  At the onset of the sharp decline in short-term interest rates in the fourth quarter of 2007 and the first quarter of 2008, the yield curve returned to its traditional upward slope as longer-term rates tended to resist any comparable downward movement.  This upward slope continued throughout the first quarter of 2009, positively impacting our margin and our net interest income.  We expect the downward pressure on short-term interest rates to continue, but if the Federal Reserve Board’s upcoming actions reignite inflationary concerns, this may change.

Changes in Sources of Funds:  We experienced an increase in internally generated deposit balances of $48.7 million, or 3.8%, from December 31, 2008 to March 31, 2009.  This increase was primarily attributable to a $34.9 million increase in period-end municipal balances.  Short-term borrowings decreased by $5.1 million (primarily repurchase agreements) and FHLB advances remained unchanged.

Changes in Earning Assets:  Our loan portfolio decreased by $11.0 million, or 1.0%, from December 31, 2008 to March 31, 2009.  We experienced the following trends in our three largest segments:

1.

Residential real estate loans – an increase of $1.3 million from December 31, 2008 to March 31, 2009, as originations of approximately $16.3 million slightly exceeded secondary market sales, prepayments and normal amortization.

2.

Indirect loans – a $9.7 million, or 2.7%, decrease in the level of indirect loans during the first three months of 2009, reflecting a 15% decrease in the level of originations from the first quarter of 2008 to the first quarter of 2009.  During the 2009 quarter, originations of approximately $27 million were offset by approximately $37 million of prepayments and normal amortization.

3.

Commercial and commercial real estate loans – quarter-end 2009 balances were essentially unchanged from the prior year-end.  Originations in this segment were offset in full by loans that matured, amortized or were pre-paid during the quarter.

During the first quarter of 2009, funds from maturing assets and increased deposit balances, including municipal deposits, if not committed to loan originations, were primarily placed in overnight investments.  Approximately $65 million of these funds were invested in the securities available-for-sale portfolio shortly after quarter-end.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Demand Deposits	$ 180,966	$ 188,638	$ 200,193	$ 188,949	$ 182,118
Interest-Bearing Demand Deposits	424,154	406,206	353,171	370,458	339,296
Regular and Money Market Savings	289,481	285,986	288,307	284,695	265,712
Time Deposits of $100,000 or More	152,744	165,725	178,041	156,850	187,610
Other Time Deposits	246,777	244,155	242,069	238,297	248,471
Total Deposits	$1,294,122	$1,290,710	$1,261,781	$1,239,249	$1,223,207

Percentage of Average Quarterly Deposits

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Demand Deposits	14.0%	14.6%	15.9%	15.2%	14.9%
Interest-Bearing Demand Deposits	32.8	31.5	28.0	29.9	27.8
Regular and Money Market Savings	22.4	22.2	22.8	23.0	21.7
Time Deposits of $100,000 or More	11.8	12.8	14.1	12.7	15.3
Other Time Deposits	19.0	18.9	19.2	19.2	20.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2009 as the average balance increased just $3.4 million, or 0.3%, from the fourth quarter of 2008.  However, the average deposit balances for the first quarter of 2009 increased $70.9 million, or 5.8%, from the first quarter of 2008.  We did not acquire any branches during the past five quarters, but did open an additional branch in Plattsburgh during the first quarter of 2007.  During the first quarter of 2009 we experienced a modest shift from time deposits to transaction account balances as rates paid on all types of deposit accounts continued to decrease, even though prevailing short-term rates fell much more sharply than longer-term rates.

Quarterly Cost of Deposits

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.18	1.28	1.31	1.38	1.69
Regular and Money Market Savings	0.76	1.02	1.19	1.25	1.39
Time Deposits of $100,000 or More	2.72	2.87	2.88	3.11	4.05
Other Time Deposits	3.17	3.25	3.23	3.46	4.23
Total Deposits	1.48	1.61	1.67	1.76	2.25

Impact of Interest Rate Changes 2003 – 2009

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Rates 2003 – 2009.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to a (then) almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  The resulting lower rates on credit provoked a substantial expansion of lending across all sectors of the U.S. economy, especially mortgage and consumer lending.  In mid-2004, the Fed reversed course and began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2006.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately, as lending, particularly mortgage lending, continued to expand nationwide at a rapid rate.

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

By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and throughout 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedentedly low range of 0% to .25%.  We began to see an immediate impact in the reduced cost of our deposits, which we expect will continue to drop but at a more gradual pace as maturing time deposits reprice.  However, we may not realize a sizable further reduction in our cost of deposits, as short-term rates are not expected to decrease significantly.  We also expect that our loan and investment securities yields will continue to decline in upcoming periods, perhaps more rapidly than our cost of funds, which could negatively impact our current interest rate margin.

Changes in the Yield Curve 2005 – 2009.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional positive spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase over short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Because market perceptions and expectations are now changing regarding the need to price more risk into long-term assets (loans and investments), long-term rates of assets and liabilities may be expected to remain steady, or perhaps even rise (other than assets and liabilities guaranteed by the federal government), even though short-term rates have dropped sharply in recent quarters.  Therefore, the yield curve may continue to reflect its more traditional shape for some time.  However, even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality in recent periods may nevertheless experience some increasing pressure on credit quality in upcoming periods (as we already have, to a very modest degree, in recent periods), especially if the national or regional economy continues to weaken.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as residential or commercial mortgage or consumer-related borrowings diminish across the U.S. economy and the redeployment of funds by banks from maturing loans and assets into other high-quality assets becomes progressively more difficult.

Effect of Rate Changes on Our Margin; Changes in Our Margins 2002 – Late 2007.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa when prevailing rates being to increase, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing short-term market rates began to decline and our margin increased, and during the mid-2003 through 2004 period, when rates began to increase and our margins experienced a negative effect.  In 2005 through mid-2007, however, even as the Fed held rates steady, our net interest margin continued to suffer as a result of the flattening yield curve.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%, and then increased slightly to 3.32% for each of the first two quarters of 2007.  In the third quarter of 2007 the margin decreased once again, to 3.29%.

Improvement in Our Margins Late 2007 to 2009.  From September 30, 2007 to mid-2008, our margin rapidly improved, principally due to the fact rates on our interest-bearing liabilities began to reprice downward rapidly.  The dramatic reduction in short-term interest rates during this period had a significant positive impact on our net interest income and net interest margins.  In the fourth quarter of 2007, our margin expanded by three basis points, to 3.32%, and our  margin for the 2008 first quarter was 3.56%, an increase of 24 basis points.  The margin increased by another 36 basis points to 3.92% for the second quarter of 2008.  In the last three quarters, our margin has held steady, with margins of 3.93%, 3.92% and 3.90% for the last two quarters of 2008 and the first quarter of 2009.

We expect that our margin may contract in future periods as aggregate dollar amounts repricing downward in the investment and loan portfolios exceeds dollar volume of repricings in our deposit and wholesale funding portfolios.  Moreover, our ability to reduce the rates paid on some of our non-maturity deposit products, even assuming short-term funding rates continue to decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of March 31, 2009 qualify as regulatory capital under capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 29 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws that denied the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Commercial and Commercial Real Estate	$ 305,246	$ 308,232	$ 306,160	$ 292,869	$ 277,003
Residential Real Estate	339,597	340,486	334,489	326,003	322,819
Home Equity	54,857	51,887	48,358	47,895	46,535
Indirect Consumer Loans	355,937	358,945	342,526	332,458	337,060
Other Consumer Loans (1)	48,534	50,428	51,758	53,578	55,493
Total Loans	$1,104,171	$1,109,978	$1,083,291	$1,052,803	$1,038,910

Percentage of Quarterly Average Loans

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Commercial and Commercial Real Estate	27.6%	27.8%	28.3%	27.8%	26.7%
Residential Real Estate	30.8	30.7	30.9	31.0	31.1
Home Equity	5.0	4.7	4.4	4.5	4.5
Indirect Consumer Loans	32.2	32.3	31.6	31.6	32.4
Other Consumer Loans (1)	4.4	4.5	4.8	5.1	5.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

No Subprime Mortgage Activities:  During the second half of 2008 and into the first quarter of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime or other low-quality mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2008 and first quarter of 2009 as a result of their holdings of such loans or investment securities collateralized by them.  We did not experience sizable or any significant losses of this sort.

We have never engaged in subprime mortgage lending as a business line and we have never acquired any subprime mortgage loans.  On occasion we may have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and have not through the end of the first quarter 2009 experienced any significant deterioration in our loan portfolio despite the recent increase in stress affecting credit markets generally.

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

However, during the last quarter of 2008 and the first quarter of 2009, as the government sponsored enterprises (GSEs) Fannie Mae and Freddie Mac began to dominate the stressed home mortgage market and to offer lower-rate mortgages that the non-GSE market was hard-pressed to match, we began to sell most of our originations to Freddie Mac.  During the first quarter of 2009, we originated $16.3 million of new residential real estate loans, of which we sold approximately $8.0 million to Freddie Mac.  Balances of residential real estate loans at period-end March 31, 2009, however, were lower than at December 31, 2008 due to normal payments and prepayments.  If we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, we may actually experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Loans: In the early years of the current decade, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has fluctuated in size, with periods of expansion followed by contraction.  Generally, over the period the segment experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This curtailment in growth of our  indirect loan portfolio was largely the result of aggressive campaigns of zero-rate or otherwise subsidized financing offered by auto manufacturers from time to time during recent years.

At the end of the first quarter of 2006, and throughout the second and third quarters of 2006, we experienced an increase in indirect loans for a variety of factors, including the decision by the automobile manufacturers to be less aggressive with their subsidized financing programs.  In the fourth quarter of 2006, indirect loan balances declined by 4.3%, measured at quarter-end, but in the first three quarters of 2007, indirect balances increased moderately.

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition in the indirect (auto) loan area, both from other lenders and the finance affiliates of the auto manufacturers, who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the last two quarters of 2008, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the indirect loan market increased and our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  Originations of indirect loans for 2008 were approximately $  174.8 million.

During the first quarter of 2009, U.S. automobile manufactures experienced severe financial difficulty and a low volume of new car sales not experienced in several years.  Foreign car sales have also declined in comparison to the prior year.  Accordingly, we experienced a 15% decrease in indirect loan originations from the first quarter of 2008 to the first quarter of 2009.  Amortization and prepayments exceeded approximately $27 million of originations by almost $10 million.

 At March 31, 2009, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent dramatic reduction in auto demand continues, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates resume their offering of highly-subsidized vehicle loans.

Weakened demand for indirect loans could negatively impact our financial performance in upcoming periods.

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

Demand in this segment began to slow down in the first quarter of 2009.  Loan originations were offset in full by maturities, amortization and prepaid loans.

Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although in the last few months on a national scale, the commercial real estate market has begun to give signs of substantial weakness, as vacancy rates have increased in most urban markets and capitalization rates for commercial properties generally have increased, indicating falling values.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ending
	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Commercial and Commercial Real Estate	6.41%	6.48%	6.61%	6.74%	7.13%
Residential Real Estate	6.11	6.00	6.00	6.07	6.08
Home Equity	3.33	4.74	4.91	5.24	6.84
Indirect Consumer Loans	6.30	6.36	6.35	6.22	6.20
Other Consumer Loans	7.35	7.34	7.36	7.30	7.33
Total Loans	6.17	6.25	6.30	6.33	6.50

In the first quarter of 2009 the average yield on our loan portfolio declined by 8 basis points, from 6.25% to 6.17%, due primarily to competitive pressures on rates for new commercial and commercial real estate loans as well as rates earned on automobile loans.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) also fell during the quarter, but we sold most of those originations to the secondary market, specifically, to Freddie Mac.  However, the decrease in average yield on loans was not as pronounced as the 13 basis point decline in our cost of deposits during the quarter, continuing the trend from preceding quarters.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 21 under the heading "Impact of Interest Rate Changes 2003 - 2009."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of the change on our deposit portfolio (which is felt relatively quickly) and the impact of the change on our loan portfolio (which occurs more slowly).  This time lag tends to have a positive impact on net interest margins during the beginning of a rate decline period, such as the markets have recently experienced, and a negative impact on the margin at the beginning of a rate increase period.

Investment Portfolio Trends

The following table presents the changes in the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2008 to March 31, 2009 (in thousands):

	Period End Balances			Net Unrealized Gain (Loss)
	Mar 2009	Dec 2008	Change	Mar 2009	Dec 2008	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$ 51,329	$ 11,528	$39,801	$ 187	$ 153	$ 34
State and Municipal Obligations	13,729	15,446	(1,717)	41	36	5
Collateralized Mortgage Obligations	175,998	185,830	(9,832)	5,696	2,574	3,122
Other Mortgage-Backed Securities	75,917	93,849	(17,932)	2,025	1,949	76
Corporate and Other Debt Securities	5,512	7,433	(1,921)	(371)	(478)	107
Mutual Funds and Equity Securities	10,685	11,004	(319)	(616)	(206)	(410)
Total	$333,170	$325,090	$ 8,080	$6,962	$4,028	$2,934

Securities Held-to-Maturity:
State and Municipal Obligations	$141,243	$133,976	$7,267	$986	$355	$631

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  As previously cited on page 18 of this Report, in 2008 we recognized an other-than-temporary impairment loss on a Lehman bond, the value of which was written down from its $2 million face value to a fair value of $400 thousand.  For both periods presented in the above table, other mortgage-backed securities consisted solely of agency and government sponsored enterprises mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and government sponsored enterprises and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase, including the other-than-temporarily impaired security discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended
	Mar 2009	Mar 2008
Sales
Other Mortgage-Backed Securities	$12,464	$---
Mutual Funds and Equity Securities	2,014	---
Total Sales	$14,478	$---
Net Gains on Securities Transactions	$277	$---

Purchases
Collateralized Mortgage Obligations	$ ---	$28,520
Other Mortgage-Backed Securities	---	9,714
U.S. Agency Securities	39,768	---
State and Municipal Obligations	806	2,453
Other	91	165
Total Purchases	$40,665	$40,852

Maturities & Calls	$20,954	$30,148

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Mar 2009	Dec 2008	Sep 2008	Jun 2008	Mar 2008
Loan Balances:
Period-End Loans	$1,098,842	$1,109,812	$1,106,506	$1,062,999	$1,043,732
Average Loans, Year-to-Date	1,104,171	1,071,384	1,058,426	1,045,857	1,038,910
Average Loans, Quarter-to-Date	1,104,171	1,109,978	1,083,291	1,052,803	1,038,910
Period-End Assets	1,712,664	1,665,086	1,673,051	1,630,981	1,628,592

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,272	$12,401	$12,401	$12,401	$12,401
Provision for Loan Losses, YTD	502	1,671	791	538	290
Loans Charged-off, YTD	(421)	(1,292)	(825)	(563)	(295)
Recoveries of Loans Previously Charged-off	97	492	418	349	84
Net Charge-offs, YTD	(324)	(800)	(407)	(214)	(211)
Allowance for Loan Losses, End of Period	$13,450	$13,272	$12,785	$12,725	$12,480

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,272	$12,785	$12,725	$12,480	$12,401
Provision for Loan Losses, QTD	502	880	253	248	290
Loans Charged-off, QTD	(421)	(466)	(263)	(268)	(295)
Recoveries of Loans Previously Charged-off	97	73	70	265	84
Net Charge-offs, QTD	(324)	(393)	(193)	(3)	(211)
Allowance for Loan Losses, End of Period	$13,450	$13,272	$12,785	$12,725	$12,480

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,401	$3,469	$2,424	$1,941	$2,060
Loans Past due 90 Days or More
and Still Accruing Interest	413	457	455	593	1,006
Total Nonperforming Loans	3,814	3,926	2,879	2,534	3,066
Nonaccrual Investments	400	400	800	---	---
Repossessed Assets	55	64	61	53	25
Other Real Estate Owned	310	581	270	242	149
Total Nonperforming Assets	$4,579	$4,971	$4,010	$2,829	$3,240

Asset Quality Ratios:
Allowance to Nonperforming Loans	352.65%	338.05%	444.08%	502.17%	407.05%
Allowance to Period-End Loans	1.22	1.20	1.16	1.20	1.20
Provision to Average Loans (Quarter)	0.18	0.32	0.09	0.09	0.11
Provision to Average Loans (YTD)	0.18	0.16	0.10	0.10	0.11
Net Charge-offs to Average Loans (Quarter)	0.12	0.14	0.07	0.00	0.08
Net Charge-offs to Average Loans (YTD)	0.12	0.07	0.05	0.04	0.08
Nonperforming Loans to Total Loans	0.35	0.35	0.26	0.24	0.29
Nonperforming Assets to Total Assets	0.27	0.30	0.24	0.17	0.20

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the first quarter of 2009, we made a provision for loan losses of $502 thousand following a provision of $880 thousand in the fourth quarter of 2008.    The first quarter 2009 provision exceeded the $290 thousand provision for the first quarter of 2008 primarily due to the negative impact on the loan portfolio of the recent softening in the national economy and to a lesser degree, in the local economy.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250 thousand under SFAS No. 114, “Accounting for Creditors for Impairment of a Loan.”   We evaluate the remainder of the portfolio under SFAS No. 5 “Accounting for Contingencies.”

Under our SFAS No. 5 analysis, we group homogeneous loans by type, each with its own estimated loss rate.  Estimated losses, under our SFAS No. 5 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of the reporting date.  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have experienced only two significant losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year, which makes this the most complex category of loans for purposes of loss analysis.

Our net charge-offs for each of the five years ended December 31, 2008 were at or near our historical lows.  Net charge-offs as a percentage of average loans ranged from .04% to .09% for these years; in 2008 the ratio was .07%.  In earlier periods (i.e., preceding 2004) our ratio was significantly higher, although generally below the ratios experienced by our peer groups during comparable periods.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32%.

In the first quarter of 2009, our net charge-offs were $324 thousand, up from $211 thousand in the first quarter of 2008 but down from $393 thousand in the preceding period, the fourth quarter of 2008.  Our loss ratio (annualized) was .12%, up from .08% in the first quarter of 2008 but down from .14% in the fourth quarter of 2008.  These ratios were all very good by industry standards.  The loss ratio for bank holding companies in our peer group was .65% for the year ended December 31, 2008.  This peer group loss ratio has ranged from .13% to .65% in the past five years (2004-2008).

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

•

Changes in the nature and volume of the portfolio and in the terms of loans

•

Changes in the value of the underlying collateral for collateral dependent loans, especially real estate securing residential and commercial mortgage loans

•

Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses

•

Changes in the quality of the our loan review system

•

Changes in the experience, ability, and depth of our lending management and other relevant staff

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

•

The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

For each homogeneous loan pool, we assign a loss factor for each of the qualitative categories, above, and for historical credit losses.  To date in 2009, we have not changed either the way we assign loans to pools or our risk-rating methodology.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors.

Risk Elements

Our nonperforming assets at March 31, 2009 amounted to $4.6 million, a decrease of $392 thousand, or 7.9%, from the December 31, 2008 total, and an increase of $1.3 million, or 41.3%, from the March 31, 2008 total.  In the comparison to year-end 2008, the change was primarily attributable to the classification as nonperforming of the remaining $400 thousand book value of the Lehman bond (after recognizing other-than-temporary impairment of $1.2 million) and to an increase in nonaccrual loans.  However, our .27% ratio of nonperforming assets to total assets at March 31, 2009 was still well below the 2.22% ratio for our peer group at December 31, 2008.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $7.2 million and represented 0.66% of loans outstanding at March 31, 2009, an increase of $470 thousand from the $6.8 million of such loans at March 31, 2008, which represented 0.65% of loans then outstanding.  These other non-current loans past due 30 to 89 days at March 31, 2009 were composed of approximately $4.6 million of consumer loans, principally indirect automobile loans, $1.6 million of residential real estate loans and $0.9 million of commercial loans.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans), which typically is a very small percentage of our portfolio, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods will likely have an adverse effect on the economy in our market area as well.

Even so, we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $6.7 million during the first three months of 2009, from $125.8 million to $132.5 million.  Components of the change in shareholders' equity over the three-month period are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Shareholder Equity” on page 18.  The first quarter 2009 cash dividend was $.25 per share and the Board recently declared another $.25 cash dividend to be paid on June 15, 2009.

During the first quarter of 2008, the Company guaranteed a $1.0 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the Company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of our Common Stock in the open market which will be allocated to individual employee accounts in future periods.  Similarly, in the first quarter of 2007, the Company guaranteed a $1.5 million loan from Glens Falls National Bank to the ESOP, also used to purchase Company Common Stock in the open market.  As long as and to the extent that these loans remain unpaid and the shares remain unallocated, the value of the unallocated shares will be reflected as a reduction to shareholders’ equity.

On April 29, 2009 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market or negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2008, of which amount approximately $2.7 million was used to make repurchases prior to replacement of the 2008 program with the 2009 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may effect additional stock repurchases under the 2009 program from time to time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio currently is 3%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Additionally, federal bank regulators are currently reviewing existing financial institution regulatory capital guidelines, and there is considerable speculation in the financial press that, as a consequence of the current financial crises, regulatory capital guidelines for banks may be increased in the not-too-distant future.

Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory guidelines.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking).  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s final rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of March 31, 2009, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
		Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.79%	13.59%	14.84%
Glens Falls National Bank & Trust Co.	8.77	13.94	15.17
Saratoga National Bank & Trust Co.	9.03	12.13	13.39

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2009 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On April 29, 2009, our Board of Directors declared the 2009 second quarter cash dividend of $.25 payable on June 15, 2009.

			Cash Dividends Declared
	Sales Price
	Low	High
2008
First Quarter	$18.500	$23.690	$.240
Second Quarter	18.000	24.350	.240
Third Quarter	17.790	32.720	.250
Fourth Quarter	21.500	29.980	.250

2009
First Quarter	$18.750	$26.210	$.250
Second Quarter (dividend payable June 15, 2009)			.250

	2009	2008
Dividends Per Share	$.25	$.24
Diluted Earnings Per Share	.63	.47
Dividend Payout Ratio	39.68%	51.06%
Total Equity (in thousands)	$132,539	$127,051
Shares Issued and Outstanding (in thousands)	10,584	10,637
Book Value Per Share	$12.52	$11.94
Intangible Assets (in thousands)	$16,450	$16,593
Tangible Book Value Per Share	$10.97	$10.38

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

Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank in addition to cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $333.2 million at March 31, 2009.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $124.0 million at March 31, 2009.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at March 31, 2009 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At March 31, 2009, the amount available under this facility was approximately $279 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, the financial markets have been challenging for many financial institutions.  As a result of these market conditions, liquidity premiums have widened and many banks have experienced certain liquidity constraints, substantially increased pricing to retain deposit balances or utilized the Federal Reserve System discount window to secure adequate funding.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints for the first quarter of 2009.  During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets seek strong financial institutions.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2009 Compared With

Three Months Ended March 31, 2008

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ending
	Mar 2009	Mar 2008	Change	% Change
Net Income	$6,682	$4,981	$1,701	34.1%
Diluted Earnings Per Share	.63	.47	.16	34.0
Return on Average Assets	1.61%	1.25%	0.36%	28.8
Return on Average Equity	21.09%	16.07%	5.02%	31.2

We reported earnings (net income) of $6.7 million for the first quarter of 2009, an increase of $1.701 million, or 34.1%, from the first quarter of 2008.   Diluted earnings per share were $.63 and $.47 for the respective quarters.

In addition to the items reported in the overview, beginning on page 17 of this Report (including the sale of our merchant bank card processing and the VISA transactions), the other factor significantly affecting the increase in reported net income between the first quarter of 2008 and the first quarter of 2009 was an increase in net interest income between the periods, primarily due to the growth in average earning assets and favorable changes in the interest rate environment which resulted in an increase in net interest margin.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ending
	Mar 2009	Mar 2008	Change	% Change
Interest and Dividend Income	$22,262	$22,832	$(570)	(2.5)%
Interest Expense	6,792	9,295	(2,503)	(26.9)
Net Interest Income	$15,470	$13,537	$1,933	14.3

Taxable Equivalent Adjustment	739	750	(11)	(1.5)

Average Earning Assets (1)	$1,610,007	$1,530,061	$79,946	5.2
Average Paying Liabilities	1,346,413	1,272,871	73,542	5.8

Yield on Earning Assets (1)	5.61%	6.00%	(0.39)%	(6.5)
Cost of Paying Liabilities	2.05	2.94	(0.89)	(30.3)
Net Interest Spread	3.56	3.06	0.50	16.3
Net Interest Margin	3.90	3.56	0.34	9.6

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased from 3.56% to 3.90% between the first quarter of 2008 and the first quarter of 2009.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 14, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  Net interest income for the just completed quarter, on a taxable equivalent basis, increased $1.9 million, or 14.3%, from the first quarter of 2008.  The positive impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2003-2009" and “Loan Trends.”    The $80.0 million, or 5.2%, increase in average earning assets also had a positive impact on the increase in net interest income between the periods.

The provisions for loan losses were $502 thousand and $290 thousand for the quarters ended March 31, 2009 and 2008, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 27.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ending
	Mar 2009	Mar 2008	Change	% Change
Income From Fiduciary Activities	$1,252	$1,439	$ (187)	(13.0)%
Fees for Other Services to Customers	2,026	1,881	145	7.7
Insurance Commissions	528	548	(20)	(3.6)
Net Securities Gains	277	---	277	---
Gain on the Sale of Merchant Bank Card Processing (see p. 17)	2,700	---	2,700	---
Gain on Visa Stock Redemption (see p. 18)	---	749	(749)	(100.0)
Gain on the Sale of Premises	---	115	(115)	(100.0)
Other Operating Income	184	115	69	60.0
Total Noninterest Income	$6,967	$4,847	$2,120	43.7

For the just completed 2009 quarter, income from fiduciary activities decreased $187 thousand, or 13.0%, from the comparable 2008 quarter.  The decrease mirrored a similar, significant decrease in assets under administration and management following the severe decline in the stock markets in the last three months of 2008.

At quarter-end 2009, the market value of assets under trust administration and investment management amounted to $707.3 million, a decrease of $208.6 million, or 22.8%, from quarter-end 2008.  By comparison, the Dow Jones Industrial Average was 7,609 at March 31, 2009 – a 38.0% decrease from 12,263 at March 31, 2008.   With a significant portion of our fiduciary fees indexed to the dollar amount of assets under administration we would normally expect this income to decrease proportionately.  However, since the market decline occurred primarily in the second half of the year our total income from fiduciary activities did not fall to the full extent of the decrease in the market value of assets under administration.  By the same token, even an increase in stock market prices over full-year 2009 may not achieve an increase in income from fiduciary activities for 2009 as compared to 2008, if the average stock market price for 2009 still falls below the average price for 2008.

Income from fiduciary activities includes income from funds under investment management in The North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $180.7 million and $198.4 million at March 31, 2009 and 2008, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Our company’s pension plan is included as an investor in the North Country Funds, which owned shares in the funds with a market value of approximately $14.5 million at December 31, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) was $2.0 million for the first quarter of 2009, an increase of $145 thousand, or 7.7%, from the 2008 first quarter, with the increase almost entirely related to revenues derived from third-party mutual fund sales.  Due to our recent sale of our merchant credit card processing business (see “Sale of Merchant Bank Card Processing to TransFirst,” in Overview section, on page 17), income from the business will no longer be realized by us in the remaining periods of 2009.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.

Other operating income includes net gains on the sale of loans and other real estate owned as well as other miscellaneous revenues.  For 2009, other operating income increased $69 thousand from 2008.  The increase was primarily attributable to an increase in the net gains on loan sales.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ending
	Mar 2009	Mar 2008	Change	% Change
Salaries and Employee Benefits	$ 6,578	$ 6,032	$ 546	9.1%
Occupancy Expense of Premises, Net	960	893	67	7.5
Furniture and Equipment Expense	850	800	50	6.3
Other Operating Expense	2,985	2,454	531	21.6
Total Noninterest Expense	$11,373	$10,179	$1,194	11.7

Efficiency Ratio	57.99%	57.18%	.81%	1.4

Noninterest expense for the first quarter of 2009 was $11.3 million, an increase of $1.194 million, or 11.7%, over the expense for the first quarter of 2008.  For the first quarter of 2009, our efficiency ratio was 57.99%.  This ratio, which is a non-GAAP financial measure, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 14 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  In calculating our efficiency ratios for the 2009 and 2008 quarters, we did not include the $2.7 million gain from the sale of our merchant bank card processing business (in the 2009 calculation), nor the $749 thousand gain from the mandatory Visa stock redemption (in the 2008 calculations); including those items would have improved both ratios, especially the 2009 ratio.  Nevertheless, our efficiency ratio for the 2009 quarter compared favorably to the December 31, 2008 peer group ratio of 68.95%.

Salaries and employee benefits expense increased $546 thousand, or 9.1%, from the first quarter of 2008 to the first quarter of 2009.  The increase for salaries alone was $380 thousand, or a 9.4% increase, with the remaining increase of $166 thousand attributable to increases in employee benefits.  The majority of the salary increase is attributable to an increase of 16 full-time equivalent employees with the remainder attributable to normal salary increases.  The principal increase in employee benefits relates to the increased expenses for our defined benefit pension program.

Occupancy expense increased 7.5% from the first quarter of 2008 to the first quarter of 2009.  The increase was primarily attributable to increases in building maintenance and utilities.  The increase in furniture and equipment expense was 6.3% over the 2008 quarter, and was primarily attributable to data processing expenses.

Other operating expense increased $531 thousand from the first quarter of 2008.  The principal reason was the increase in our FDIC insurance premium of $393 thousand, triggered by recent FDIC fee increases related to the current financial crisis.  We continued to pay the lowest possible rate.  To replenish its diminishing insurance fund, the FDIC is currently considering a one-time assessment of 10 to 20 cents per $100 of insured deposits, to be assessed on June 2009 deposits.  A ten cent assessment for the Company would be approximately $1.3 million.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2009	Mar 2008	Change	% Change
Provision for Income Taxes	$3,141	$2,184	$957	43.8%
Effective Tax Rate	32.0%	30.5%	1.5%	4.9

The provisions for federal and state income taxes amounted to $3.1 million and $2.2 million for the first quarters of 2009 and 2008, respectively.  Most of the provision increase was attributable to increased income, but a portion resulted from an increased effective tax rate, itself attributable to a decrease in the percentage of total income derived from tax exempt securities.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable.  The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at quarter-end 2009 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of March 31, 2009, a 200 basis point increase in interest rates demonstrated a .37% increase in net interest income, and a 100 basis point decrease in interest rates demonstrated a 1.9% decrease in net interest income.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2008 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency specializing in the sale of group health and life insurance products, Arrow issued 66,630 shares of its common stock to the former sole shareholder of CFG, the shareholder, in exchange for the shareholder’s CFG shares.  The acquisition agreement contained a post-closing purchase price adjustment provision, under which Arrow would also pay to the shareholder, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow issued an additional 14,509 shares to the shareholder during the period extending from 2005 to 2008, and an additional 4,398 shares in the first quarter of 2009.  All shares issued to the shareholder at the original closing and in post-closing adjustments were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because the shareholder was and remains a New York resident, and CFG was and remains a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2009:

First Quarter 2009 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	2,290	$24.22	---	$2,657,379
February	10,261	24.68	---	2,657,379
March	35,977	21.74	15,000	2,344,429
Total	48,528	22.48	15,000

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (1,284 shares), stock option exercises (1,006); February – DRIP purchases (1,373 shares), stock option exercises (8,888 shares); March – DRIP purchases (20,977 shares).

2Share amounts listed in column C include only those shares repurchased under the company’s publicly-announced stock repurchase program in effect during such period, which during the first quarter of 2009 was the $5 million stock repurchase program authorized by the Board if Directors in April 2008 (the “2008 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2008 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect during the months indicated.  In April 2009 the Board authorized a new $5 million stock repurchase program, replacing the 2008 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on April 29, 2009.  At the 2009 Annual Meeting, our shareholders elected four Class B director nominees with terms expiring in 2012 to the Board of Directors and ratified the selection of the independent registered public accounting firm, KPMG LLP, as our independent auditor for the fiscal year ending December 31, 2009.

The matters acted upon at the 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:

Item 1:  The election of four (4) directors to Class B for a term of three (3) years or until their successors shall have been elected and qualified.

Class B Director Nominees:	Votes For:	Votes Withheld:
John J. Carusone, Jr.	6,794,830	1.897,584
Michael B. Clarke	8,417,380	275,034
David G. Kruczlnicki	8,410,191	282,223
David L. Moynehan	8,381,275	311,139

Item 2:  The ratification of the selection of the independent registered public accounting firm, KPMG LLP, as the Company’s independent auditor for the fiscal year ending December 31, 2009.

Common Stock Voted On:	For	Against	Abstain	Broker Non-Votes
KPMG LLP	8,642,783	39,198	10,430	---

Item 5.

Other Information  -  None

Item 6.

Exhibits

(a) Exhibits:

Exhibit 15	Awareness Letter
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: May 5, 2009	s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: May 5, 2009	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)