Form 10-Q
period 2009-06-30
ARROW FINANCIAL CORP
filed 2009-08-05
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009
Common Stock, par value $1.00 per share	10,595,417

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2009

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$ 31,864	$ 37,239
Interest-Bearing Bank Balances	22,325	21,099
Cash and Cash Equivalents	54,189	58,338
Securities Available-for-Sale	376,304	325,090
Securities Held-to-Maturity (Approximate Fair Value of $157,420 at June 30, 2009 and $134,331 at December 31, 2008)	156,422	133,976
Loans	1,093,789	1,109,812
Allowance for Loan Losses	(13,626)	(13,272)
Net Loans	1,080,163	1,096,540
Premises and Equipment, Net	17,532	17,602
Other Real Estate Owned and Repossessed Assets, Net	59	645
Goodwill	14,842	14,726
Other Intangible Assets, Net	1,598	1,652
Other Assets	17,523	16,517
Total Assets	$1,718,632	$1,665,086
LIABILITIES
Deposits:
Demand	$ 189,417	$ 182,613
Regular Savings, N.O.W. & Money Market Deposit Accounts	720,531	688,752
Time Deposits of $100,000 or More	151,682	157,187
Other Time Deposits	250,789	246,511
Total Deposits	1,312,419	1,275,063
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	64,872	59,339
Other Short-Term Borrowings	3,224	617
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	23,531	24,265
Total Liabilities	1,584,046	1,539,284
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (14,728,543 Shares Issued at June 30, 2009 and December 31, 2008)	14,729	14,729
Surplus	164,615	163,215
Retained Earnings	31,790	25,454
Unallocated ESOP Shares (97,778 Shares at June 30, 2009 and 122,207 Shares at December 31, 2008)	(2,204)	(2,572)
Accumulated Other Comprehensive Loss	(7,752)	(9,404)
Treasury Stock, at Cost (4,039,078 Shares at June 30, 2009 and 4,060,209 Shares at December 31, 2008)	(66,592)	(65,620)
Total Shareholders’ Equity	134,586	125,802
Total Liabilities and Shareholders’ Equity	$1,718,632	$1,665,086

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,511	$16,490	$33,240	$33,197
Interest-bearing Bank Balances	33	---	69	7
Interest on Federal Funds Sold	---	94	---	414
Interest and Dividends on Securities Available-for-Sale	3,729	4,454	7,305	8,415
Interest on Securities Held-to-Maturity	1,228	1,077	2,410	2,164
Total Interest and Dividend Income	21,501	22,115	43,024	44,197

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	948	1,213	1,973	3,104
Other Deposits	3,688	4,203	7,395	9,169
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	34	192	67	442
Other Short-Term Borrowings	---	2	---	7
Federal Home Loan Bank Advances	1,854	1,858	3,679	3,703
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	192	283	394	621
Total Interest Expense	6,716	7,751	13,508	17,046
NET INTEREST INCOME	14,785	14,364	29,516	27,151
Provision for Loan Losses	419	248	921	538
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,366	14,116	28,595	26,613

NONINTEREST INCOME
Income from Fiduciary Activities	1,285	1,396	2,537	2,835
Fees for Other Services to Customers	1,955	2,195	3,981	4,076
Insurance Commissions	567	499	1,095	1,047
Net Gains (Losses) on Securities Transactions	4	(35)	281	(35)
Net Gain on Sale of Merchant Bank Card Processing	266	---	2,966	---
Gain on Visa Stock Redemption	---	---	---	749
Gain on Sale of Premises	---	---	---	115
Other Operating Income	767	126	951	241
Total Noninterest Income	4,844	4,181	11,811	9,028

NONINTEREST EXPENSE
Salaries and Employee Benefits	6,615	5,996	13,193	12,028
Occupancy Expense of Premises, Net	867	882	1,827	1,775
Furniture and Equipment Expense	824	765	1,674	1,565
Other Operating Expense	3,813	2,766	6,798	5,220
Total Noninterest Expense	12,119	10,409	23,492	20,588

INCOME BEFORE PROVISION FOR INCOME TAXES	7,091	7,888	16,914	15,053
Provision for Income Taxes	2,160	2,452	5,301	4,636
NET INCOME	$ 4,931	$ 5,436	$11,613	$10,417

Average Shares Outstanding:
Basic	10,583	10,593	10,579	10,619
Diluted	10,630	10,650	10,615	10,673

Per Common Share:
Basic Earnings	$ .47	$ .51	$ 1.10	$ .98
Diluted Earnings	.46	.51	1.09	.98

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,613	---	---	---	11,613
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $608)	---	---	---	---	---	367	---	367
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $7)	---	---	---	---	---	(4)	---	(4)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $281)	---	---	---	---	---	(170)	---	(170)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,416)	---	---	---	---	---	1,459	---	1,459
Comprehensive Income								13,265

Cash Dividends Paid, $.50 per Share	---	---	---	(5,277)	---	---	---	(5,277)
Stock Options Exercised (44,141 Shares)	---	---	260	---	---	---	379	639
Shares Issued Under the Directors’ Stock Plan (2,324 Shares)	---	---	38	---	---	---	21	59
Shares Issued Under the Employee Stock Purchase Plan (9,781 Shares)	---	---	147	---	---	---	84	231
Stock-Based Compensation Expense	---	---	91	---	---	---	---	91
Tax Benefit for Disposition of Stock Options	---	---	129	---	---	---	---	129
Allocation of ESOP Stock (24,429 Shares)	---	---	124	---	368	---	---	492
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (34,676 Shares)	---	---	533	---	---	---	297	830
Purchase of Treasury Stock (74,189 Shares)	---	---	---	---	---	---	(1,790)	(1,790)
Balance at June 30, 2009	14,728,543	$14,729	$164,615	$31,790	$(2,204)	$(7,752)	$(66,592)	$134,586

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	10,417	---	---	---	10,417
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $222)	---	---	---	---	---	134	---	134
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $106)	---	---	---	---	---	(64)	---	(64)
Reclassification Adjustment for Net Securities Loses Included In Net Income, Net of Tax (Pre-tax $35)	---	---	---	---	---	21	---	21
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $1,883)	---	---	---	---	---	(1,137)	---	(1,137)
Comprehensive Income								9,371

Cash Dividends Paid, $.48 per Share	---	---	---	(5,089)	---	---	---	(5,089)
Stock Options Exercised (11,939 Shares)	---	---	60	---	---	---	100	160
Shares Issued Under the Directors’ Stock Plan (2,753 Shares)	---	---	39	---	---	---	23	62
Shares Issued Under the Employee Stock Purchase Plan (10,358 Shares)	---	---	133	---	---	---	87	220
Stock-Based Compensation Expense	---	---	57	---	---	---	---	57
Tax Benefit for Disposition of Stock Options	---	---	29	---	---	---	---	29
Acquisition by ESOP of Arrow Stock (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	222	---	470	---	---	692
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (129,519 Shares)	---	---	---	---	---	---	(2,790)	(2,790)
Balance at June 30, 2008	14,728,543	$14,729	$162,085	$20,675	$(2,572)	$(5,936)	$(64,901)	$124,080

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2009	2008
Operating Activities:
Net Income	$11,613	$10,417
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	921	538
Depreciation and Amortization	1,403	1,358
Compensation Expense for Allocated ESOP Shares	124	222
Gains on the Sale of Securities Available-for-Sale	(414)	(4)
Losses on the Sale of Securities Available-for-Sale	133	39
Loans Originated and Held-for-Sale	(19,445)	(1,254)
Proceeds from the Sale of Loans Held-for-Sale	19,756	2,485
Net Gains on the Sale of Loans	(310)	(42)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(5)	(116)
Contributions to Pension Plans	(2,152)	(2,155)
Deferred Income Tax Expense	247	984
Stock-Based Compensation Expense	91	57
Shares Issued Under the Directors’ Stock Plan	59	62
Net Decrease (Increase) in Other Assets	52	(1,780)
Net Decrease in Other Liabilities	(582)	(2,354)
Net Cash Provided By Operating Activities	11,491	8,457
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	14,807	2,633
Proceeds from the Maturities and Calls of Securities Available-for-Sale	58,846	67,328
Purchases of Securities Available-for-Sale	(122,649)	(106,803)
Proceeds from the Maturities of Securities Held-to-Maturity	18,499	17,643
Purchases of Securities Held-to-Maturity	(41,032)	(14,410)
Net Decrease (Increase) in Loans	15,143	(25,913)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	904	699
Purchases of Premises and Equipment	(784)	(800)
Net Cash Used In Investing Activities	(56,266)	(59,623)
Financing Activities:
Net Increase in Deposits	37,356	44,852
Net Increase in Short-Term Borrowings	8,140	2,038
Tax Benefit for Disposition of Stock Options	129	29
Purchases of Treasury Stock	(1,790)	(2,790)
Treasury Stock Issued for Stock-Based Plans	870	380
Treasury Stock Issued for Dividend Reinvestment Plans	830	---
Acquisition of Unallocated Common Stock by the ESOP	---	(1,000)
Allocation of Common Stock Purchased by the ESOP	368	470
Cash Dividends Paid	(5,277)	(5,089)
Net Cash Provided By Financing Activities	40,626	38,890
Net Decrease in Cash and Cash Equivalents	(4,149)	(12,276)
Cash and Cash Equivalents at Beginning of Period	58,338	51,289
Cash and Cash Equivalents at End of Period	$54,189	$39,013
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$13,849	$18,692
Income Taxes	6,425	5,760
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	312	355
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	1,289	(1,116)
Shares Issued for CFG Acquisition	115	112
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	363	70

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2009

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying Unaudited Consolidated Interim Financial Statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008; the results of operations for the three-month and six-month periods ended June 30, 2009 and 2008; the changes in shareholders’ equity for the six-month periods ended June 30, 2009 and 2008; and the cash flows for the six-month periods ended June 30, 2009 and 2008.  All such adjustments are of a normal recurring nature. When necessary, prior periods’ consolidated financial statements have been reclassified to conform to the current period financial statement presentation.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2008, included in Arrow’s 2008 Form 10-K.  The net income reported for the six months ended June 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The management of Arrow evaluated subsequent events for potential recognition and/or disclosure through August 5, 2009, the date the consolidated financial statements were issued.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008:

	2009	2008
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost, Net of Tax	$(11,473)	$(11,836)
Net Unrealized Securities Holding Gains	3,721	2,432
Total Accumulated Other Comprehensive Loss	$ (7,752)	$ (9,404)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2009 and 2008:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2009:
Basic EPS	$4,931	10,583	$.47
Dilutive Effect of Stock Options	---	47
Diluted EPS	$4,931	10,630	$.46
For the Three Months Ended June 30, 2008:
Basic EPS	$5,436	10,593	$.51
Dilutive Effect of Stock Options	---	57
Diluted EPS	$5,436	10,650	$.51

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2009:
Basic EPS	$11,613	10,579	$1.10
Dilutive Effect of Stock Options	---	36
Diluted EPS	$11,613	10,615	$1.09
For the Six Months Ended June 30, 2008:
Basic EPS	$10,417	10,619	$.98
Dilutive Effect of Stock Options	---	54
Diluted EPS	$10,417	10,673	$.98

4.   Securities (In Thousands, Except Per Share Amounts)

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

Included in mutual funds and equity securities are Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock.  FHLBNY and FRB stock are restricted investment securities and amounted to $9,007 and $822 at June 30, 2009, respectively and $8,859 and $817 at December 31, 2008, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  Corporate and other debt securities included a corporate bond issued by Lehman Brothers Holdings (“Lehman”) that has been deemed to be other-than-temporarily impaired. This Lehman bond had a carrying value of $2,010 prior to the recognition of $1,610 in losses charged to earnings for the year ended December 31, 2008.  Based on consideration of the status of the issuer, the other-than-temporary impairment was considered to be attributable to credit matters and accordingly was not reversed upon the adoption of FSP FAS 115-2 and FAS 124-2. The carrying value and approximate fair value for this security was $400 at June 30, 2009.

All of our collateralized mortgage obligations and residential mortgage-backed securities are guaranteed by federal agencies or government sponsored enterprises.  Our practice has been to purchase mortgage-backed securities and CMOs with tranches having shorter expected lives.

A summary of the amortized costs and the approximate fair values of securities at June 30, 2009 and December 31, 2008 is presented below:

Securities Available-for-Sale:

	Amortized Cost *	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2009:
U.S. Treasury and Agency Obligations	$ 119,786	$ 119,810	$ 278	$254
State and Municipal Obligations	10,121	10,158	39	2
Collateralized Mortgage Obligations	155,408	160,414	5,006	---
Mortgage-Backed Securities – Residential	67,508	69,059	1,636	85
Corporate and Other Debt Securities	5,868	5,786	67	149
Mutual Funds and Equity Securities	11,450	11,077	40	413
Total Securities Available-for-Sale	$370,141	$376,304	$7,066	$903

December 31, 2008:
U.S. Treasury and Agency Obligations	$ 11,375	$ 11,528	$ 153	$ ---
State and Municipal Obligations	15,410	15,446	36	---
Collateralized Mortgage Obligations	183,256	185,830	2,594	20
Mortgage-Backed Securities – Residential	91,900	93,849	2,038	89
Corporate and Other Debt Securities	7,911	7,433	---	478
Mutual Funds and Equity Securities	11,210	11,004	4	210
Total Securities Available-for-Sale	$321,062	$325,090	$4,825	$797
* Amortized cost is net of the other-than-temporary impairment charged to earnings for the Lehman bond, noted above.

4.     Securities, continued

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2009
State and Municipal Obligations	$155,422	$156,420	$1,581	$583
Corporate Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$156,422	$157,420	$1,581	$583

December 31, 2008:
State and Municipal Obligations	$133,976	$134,331	$1,146	$791

A summary of the maturities of securities as of June 30, 2009 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and residential mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost*	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 77,023	$ 77,079	$ ---	$ ---
State and Municipal Obligations	2,055	2,088	12,419	12,567
Collateralized Mortgage Obligations	30,577	30,970	---	---
Mortgage-Backed Securities – Residential	5,797	5,798	---	---
Corporate and Other Debt Securities	2,006	2,000	---	---
Total	117,458	117,935	12,419	12,567

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	42,763	42,731	---	---
State and Municipal Obligations	3,441	3,445	77,969	78,598
Collateralized Mortgage Obligations	82,151	85,351	---	---
Mortgage-Backed Securities – Residential	51,114	52,264	---	---
Corporate and Other Debt Securities	2,473	2,540	---	---
Total	181,942	186,331	77,969	78,598

From 5 - 10 Years:
State and Municipal Obligations	1,443	1,443	51,004	51,232
Collateralized Mortgage Obligations	42,680	44,093
Mortgage-Backed Securities – Residential	3,574	3,716	---	---
Total	47,697	49,252	51,004	51,232

Over 10 Years:
State and Municipal Obligations	3,182	3,182	14,030	14,023
Mortgage-Backed Securities – Residential	7,023	7,281	---	---
Corporate and Other Debt Securities	1,389	1,246	1,000	1,000
Mutual Funds and Equity Securities	11,450	11,077	---	---
Total	23,044	22,786	15,030	15,023
Total Securities	$370,141	$376,304	$156,422	$157,420
* Amortized cost is net of the other-than-temporary impairment charged to earnings for the Lehman bond, noted above.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis by segregating the portfolio by type and applying the appropriate OTTI model. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

4.     Securities, continued

If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Information on temporarily impaired securities at June 30, 2009 and December 31, 2008, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Securities	$54,757	$254	$ ---	$ ---	$54,757	$ 254
State & Municipal Obligations	---	---	366	2	366	2
Collateralized Mortgage Obligations	468	---	---	---	468	---
Mortgage-Backed Securities – Residential	397	4	6,775	81	7,172	85
Corporate & Other Debt Securities	2,947	60	299	89	3,246	149
Mutual Funds and Equity Securities	51	2	1,101	411	1,152	413
Total Securities Available-for-Sale	$58,620	$320	$8,541	$583	$67,161	$903
Held-to-Maturity Portfolio
State & Municipal Obligations	$4,733	$23	$20,137	$560	$24,870	$583

The table above for June 30, 2009 consists of 120 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated Aaa, as are the mortgage-backed securities.  The municipal obligations are partially insured, all are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of two corporate bonds, one private placement trust preferred and one trust preferred pool.  The two corporate bond issues are rated investment grade, and are performing.  The trust preferred pool is rated investment grade, with the privately issued securities securing the note performing. Mutual funds and equity securities include four common stock holdings that show unrealized losses which are not deemed to be other-than-temporarily impaired. These unrealized losses do not reflect deterioration in the credit worthiness of the companies, since they have adequate capital positions.  Unrealized losses on all securities (except for the Lehman bond noted above) are considered to be temporary because they are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities as well as consideration of credit ratings where applicable.  Since we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery to their amortized cost basis, we do not consider these securities to be other-than-temporarily impaired at June 30, 2009.

December 31, 2008	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized Mortgage Obligations	$4,597	$ 20	$ 102	$ 0	$ 4,699	$ 20
Mortgage-Backed Securities - Residential	143	0	8,492	89	8,635	89
Corporate & Other Debt Securities	5,038	402	1,950	76	6,988	478
Mutual Funds and Equity Securities	26	0	1,283	210	1,309	210
Total Securities Available-for-Sale	$9,804	$422	$11,827	$375	$21,631	$797
Held-to-Maturity Portfolio
State & Municipal Obligations	$5,970	$94	$22,218	$697	$28,188	$791

4.     Securities, continued

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

5.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service Cost	$264	$248	$ 38	$ 41
Interest Cost	447	404	74	97
Expected Return on Plan Assets	(512)	(626)	---	---
Amortization of Prior Service Credit	(19)	(23)	(27)	(30)
Amortization of Net Loss	323	86	24	25
Net Periodic Benefit Cost	$503	$ 89	$109	$133

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service Cost	$ 528	$ 527	$ 76	$ 87
Interest Cost	894	860	195	204
Expected Return on Plan Assets	(1,030)	(1,251)	---	---
Amortization of Prior Service Credit	(38)	(46)	(54)	(59)
Amortization of Net Loss	646	172	48	49
Net Periodic Benefit Cost	$1,000	$ 262	$265	$281

We made a $2,000 contribution to our qualified pension plan and a $152 contribution to our non-qualified defined benefit pension plan in the first six months of 2009.  We do not expect to make any additional contributions to our qualified plan during the remainder of 2009.  The expected contribution for the nonqualified pension plan is $304 for all of 2009.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution for our postretirement benefit plan is estimated to be $332 for the 2009 year.

6.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options to purchase 69,189 shares of our common stock in 2009.  No stock options were granted in 2008.  The weighted-average fair value of options granted during 2009 was $4.61.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.70%; expected volatility – 33.2%; risk free interest rate – 2.10%; and an expected life of 7.78 years.  The fair value of our grants is expensed over the four year vesting period.  The expense for the second quarter of 2009 and 2008 was $48 and $28, respectively.  The expense for the first six months of 2009 and 2008 was $91 and $57, respectively.

6.   Stock-Based Compensation Plans, continued

The following table presents the activity in Arrow’s stock option plans for the first six months of 2009 and 2008:

	2009		2008
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	434,532	$21.83	519,557	$20.77
Granted	69,189	22.59	---	---
Exercised	(44,141)	14.47	(11,939)	13.43
Forfeited	(1,021)	23.94	(1,450)	25.86
Outstanding at June 30	458,559	22.65	506,168	20.93
Exercisable at June 30	334,618	22.65	426,806	20.59

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under SFAS No. 123(R), a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

7.   Guarantees

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $14.8 million of standby letters of credit on June 30, 2009, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at June 30, 2009 was insignificant.

8.  Fair Value Disclosures (In Thousands)

FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value.  The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 were securities available-for-sale:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2009:
Securities Available-for Sale	$376,304	$ ---	$375,605	$699

As of December 31, 2008:
Securities Available-for Sale	$325,090	$ ---	$324,535	$555

8.  Fair Value Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale for the periods January 1, 2009 to June 30, 2009 and January 1, 2008 to December 31, 2008:

	January 1, 2009 To June 30, 2009	January 1, 2008 To December 31, 2008
Beginning Balance	$555	$ ---
Transfers In	---	1,006
Principal payment received	(19)	(5)
Total net gains (losses) (realized/unrealized):
Included in earnings, as a result of other-than-temporary impairment	---	(400)
Included in other comprehensive income (loss)	163	(46)
Ending Balance	$699	$ 555

	June 30, 2009	December 31, 2008
The amount of total losses for the year-to-date period included in earnings relating to assets (all levels) still held at June 30, 2009 and December 31, 2008, as a result of other-than-temporary impairment	$---	$1,610

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2009.

The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities, or the debt securities, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

The only asset or liability that Arrow measured at fair value on a nonrecurring basis at December 31, 2008 was other real estate owned (there were none at June 30, 2009):

		Fair Value Measurements Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
As of December 31, 2008:
Other Real Estate Owned	$142	$---	$142	$---	$---

Other real estate owned, in the table above, consists of one property acquired during the first quarter of 2008.  Fair value was obtained from an appraisal by an independent third party appraiser and was based on a comparison to recent sales of similar properties.  The charge to reduce the property to its fair value, less estimated cost to sell, was recorded as a loan charge-off, prior to the transfer to other real estate owned.  The property was sold in the second quarter of 2009 with no additional loss recognized.

Other assets and liabilities which might have been included in this table include collateral-dependent impaired loans, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2009 or December 31, 2008.

8.  Fair Value Disclosures, continued

The following table presents a summary at June 30, 2009 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	Carrying Amount	Fair Value
Securities Held-to-Maturity	$ 156,422	$ 157,420
Net Loans	1,080,163	1,097,360
Time Deposits	402,471	397,040
FHLBNY Advances	160,000	169,010
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000

Securities held-to-maturity are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

Fair values for loans are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans.  Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.   Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Based on Arrow’s capital adequacy, the book value of the outstanding trust preferred securities are considered to approximate fair value since the rates are variable (indexed to LIBOR) and Arrow is well-capitalized.

9.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability

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

Accordingly, at June 30, 2009, we have a remaining liability of $294 thousand included as a component of Other Liabilities in the consolidated balance sheet, representing our estimate of the fair value of potential losses related to the remaining covered VISA litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years from March 18, 2008 or the settlement of litigation indemnified by member banks.  However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

10.  Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will not have a material impact on our financial condition or results of operation.

On June 12, 2009 the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The FASB’s objective in issuing this Statement was to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this Statement will not have a material impact on our financial condition or results of operation.

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.”  The FASB’s objective in issuing this Statement was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.  The adoption of this Statement will not have a material impact on our financial condition or results of operation.

In May 2009, SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 65 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.

10.  Recently Issued Accounting Standards, continued

On April 9, 2009, the FASB issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provided additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP provides guidance to determine if a market is active or inactive in order to obtain fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP amends FAS 157 to require certain disclosures to discuss the inputs and valuation techniques used to measure fair value, and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow adopted FSP 157-4 in the second quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operation.

The FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” on April 9, 2009, which provided clarity and consistency in applying accounting rules surrounding the accounting for assets considered to be other-than-temporarily-impaired by improving the presentation and disclosure in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operation.

Also on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Arrow adopted this FSP in the second quarter 2009,  Since this FSP only relates to disclosures about fair values and, as such, did not have a material impact on our financial condition or results of operations.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2009, the related consolidated statements of income for the three and six-month periods ended June 30, 2009 and 2008 and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

August 4, 2009

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2009

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), and U.S. Benefits, Inc. (a provider of administrative and recordkeeping services for more complex retirement plans) and Arrow Properties, Inc., (a real estate investment trust, or REIT), all of which are subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 300 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s (“FRB”) Bank Holding Company Performance Report as of March 31, 2009.  Unless otherwise specified, the peer group data contained herein has been derived from the FRB’s March 31, 2009 Report, which is the most recent FRB Report currently available.

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

Topic	Page	Location
Estimation of potential losses related to Visa obligation	25	3rd paragraph
FDIC Special Assessment	25	Next to last paragraph
Impact of Financial Downturn	25	Last paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	28	Next to last paragraph
	30	4th & last paragraphs
	31	1st paragraph
	31	4th paragraph
	34	1st paragraph
	34	2nd paragraph
Provision for loan losses	36	1st paragraph under table
Change in the level of loan losses and nonperforming loans and assets	37	5th paragraph
Future level of residential real estate loans	33	1st paragraph
Future level of indirect loans	33	6th paragraph
Future level of commercial loans	33	Last paragraph
Gain on the sale of residential real estate loans	43	1st paragraph
Impact of changing economy	38	2nd paragraph
Impact of economic downturn	39	2nd paragraph
Liquidity	40	4th paragraph
Impact of changing stock market prices	45	Next to last paragraph

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2008.

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

Tangible Book Value per Share/Tangible Equity:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets as a category of assets include many items, but essentially represents goodwill for Arrow.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Net Income	$4,931	$6,682	$5,012	$5,008	$5,436

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing[1]	$161	$1,630	$ ---	$ ---	$ ---
Other-Than-Temporary Impairment (OTTI) [2]	---	---	(242)	(731)	---
Income from Restitution Payment [3]	272	---	---	---	---
FDIC Special Assessment [4]	(475)	---	---	---	---
Net Securities Gains (Losses) [2]	2	167	249	4	(21)
Net Gains on Sales of Loans [5]	141	46	31	8	19

Period-End Shares Outstanding	10,592	10,584	10,546	10,509	10,516
Basic Average Shares Outstanding	10,583	10,575	10,524	10,497	10,593
Diluted Average Shares Outstanding	10,630	10,604	10,588	10,559	10,650
Basic Earnings Per Share	.47	$.63	$.48	$.48	$.51
Diluted Earnings Per Share	.46	.63	.47	.47	.51
Cash Dividends Per Share	.25	.25	.25	.25	.24

Average Assets	$1,725,739	$1,681,096	$1,687,366	$1,657,666	$1,625,093
Average Equity	133,718	128,507	127,136	124,601	126,177
Return on Average Assets	1.15%	1.61%	1.18%	1.20%	1.35%
Return on Average Equity	14.79	21.09	15.68	15.99	17.33

Average Earning Assets	$1,653,637	$1,610,007	$1,615,240	$1,580,408	$1,548,365
Average Paying Liabilities	1,382,451	1,346,413	1,345,344	1,308,191	1,288,047
Interest Income, Tax-equivalent [6]	22,245	22,262	23,446	23,302	22,861
Interest Expense	6,716	6,792	7,541	7,690	7,751
Net Interest Income, Tax-equivalent [6]	15,529	15,470	15,905	15,612	15,110
Tax-equivalent Adjustment	744	739	727	710	746
Net Interest Margin [6]	3.77%	3.90%	3.92%	3.93%	3.92%
Efficiency Ratio Calculation:[6]
Noninterest Expense	$12,119	$11,373	$11,273	$10,532	$10,409
Less: Intangible Asset Amortization	(79)	(89)	(89)	(89)	(86)
Net Noninterest Expense	$12,040	$11,284	$11,184	$10,443	$10,323
Net Interest Income, Tax-Equivalent [6]	$15,529	$15,470	$15,905	$15,612	$15,110
Noninterest Income	4,844	6,967	4,152	3,089	4,181
Less: Net Securities Gains & OTTI	(4)	(277)	(12)	1,204	35
Less: Net Gain on Sale of Merchant Bank Card Processing	(266)	(2,700)	---	---	---
Adjusted Gross Income	$20,103	$19,460	$20,045	$19,905	$19,326
Efficiency Ratio [6]	59.89%	57.99%	55.79%	52.46%	53.42%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.77%	8.64%	8.39%	8.32%	8.45%
Total Shareholders’ Equity (i.e. Book Value)	$134,586	$132,539	$125,802	$125,397	$124,080
Book Value per Share	12.71	12.52	11.93	11.93	11.80
Intangible Assets	16,440	16,450	16,378	16,457	16,495
Tangible Book Value per Share[6]	11.15	10.97	10.38	10.36	10.23
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.09%	.12%	.14%	.07%	.00%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.15	.18	.32	.09	.09
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.25	1.22	1.20	1.16	1.20
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	383.40	352.65	338.05	444.08	502.17
Nonperforming Loans as a Percentage of Loans, Period-end	.32	.35	.35	.26	.24
Nonperforming Assets as a Percentage of Total Assets, Period-end	.23	.27	.30	.24	.17
[1] See page 25	[4] See page 25, 43
[2] See page 26	[5] See page 42, 43
[3] See pages 27, 41, 42	[6] See “Use of Non-GAAP Financial Measures” on page 20.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

		Jun 2009	Jun 2008
Net Income		$11,613	$10,417

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing	see page 25	$1,791	$---
Reversal of VISA Related Litigation Exposure	see page 25	---	185
Gain on Redemption of Visa Inc. Class B Shares	see page 25	---	452
Income from Restitution Payment	see page 45, 46	271	---
FDIC Special Assessment	see page 25	(475)	---
Net Securities Gains (Losses)	see page 35	170	(21)
Net Gain on the Sale of Premises	see page 45	---	69
Net Gain on Sales of Loans	see page 45, 46	187	24

Period-End Shares Outstanding		10,592	10,516
Basic Average Shares Outstanding		10,579	10,619
Diluted Average Shares Outstanding		10,615	10,673
Basic Earnings Per Share		$1.10	$.98
Diluted Earnings Per Share		1.09	.98
Cash Dividends		.50	.48

Average Assets		$1,703,541	$1,615,592
Average Equity		131,127	125,436
Return on Average Assets		1.37%	1.30%
Return on Average Equity		17.86	16.70

Average Earning Assets		$1,631,942	$1,539,213
Average Paying Liabilities		1,364,533	1,280,459
Interest Income, Tax-equivalent [1]		44,507	45,693
Interest Expense		13,508	17,046
Net Interest Income, Tax-equivalent [1]		30,999	28,647
Tax-equivalent Adjustment		1,483	1,496
Net Interest Margin [1]		3.83%	3.74%
Efficiency Ratio Calculation [1]
Noninterest Expense		$23,492	$20,588
Less: Intangible Asset Amortization		(168)	(182)
Net Noninterest Expense		23,324	20,406
Net Interest Income, Tax-equivalent [1]		30,999	28,647
Noninterest Income		11,811	9,028
Less: Net Securities (Gains) Losses		(281)	35
Less: Net Gain on Sale of Merchant Bank Card Processing		(2,966)	---
Less: Gain on Redemption of VISA Inc. Class B Shares		---	(749)
Net Gross Income, Adjusted		39,563	36,961
Efficiency Ratio [1]		58.95%	55.21%
Period-End Capital Information:
Tier 1 Leverage Ratio		8.77%	8.45%
Total Shareholders’ Equity (i.e. Book Value)		$134,586	$124,080
Book Value per Share		12.71	11.80
Intangible Assets		16,440	16,495
Tangible Book Value per Share [1]		11.15	10.23
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized		.10%	.04%
Provision for Loan Losses as a Percentage of Average Loans, Annualized		.17	.10
Allowance for Loan Losses as a Percentage of Period-end Loans		1.25	1.20
Allowance for Loan Losses as a Percentage of Nonperforming Loans		383.40	502.17
Nonperforming Loans as a Percentage of Period-end Loans		.32	.24
Nonperforming Assets as a Percentage of Period-end Total Assets		.23	.17

1 See “Use of Non-GAAP Financial Measures” on page 20.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 20)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 17,845	$ 94	2.12%
Interest-Bearing Bank Deposits	49,638	33	0.27	---	---	---
Securities Available-for-Sale:
Taxable	353,691	3,636	4.12	338,160	4,208	5.00
Non-Taxable	10,747	148	5.52	26,306	373	5.70
Securities Held-to-Maturity:
Taxable	1,178	19	6.47	278	4	5.79
Non-Taxable	144,868	1,829	5.06	112,973	1,618	5.76

Loans	1,093,515	16,580	6.08	1,052,803	16,564	6.33

Total Earning Assets	1,653,637	22,245	5.40	1,548,365	22,861	5.94

Allowance For Loan Losses	(13,532)			(12,570)
Cash and Due From Banks	27,464			33,378
Other Assets	58,170			55,920
Total Assets	$1,725,739			$1,625,093

Deposits:
Interest-Bearing NOW Deposits	$ 451,350	1,296	1.15	$ 370,458	1,269	1.38
Regular and Money Market Savings	298,180	515	0.69	284,695	883	1.25
Time Deposits of $100,000 or More	145,335	948	2.62	156,850	1,213	3.11
Other Time Deposits	249,650	1,877	3.02	238,297	2,051	3.46
Total Interest-Bearing Deposits	1,144,515	4,636	1.62	1,050,300	5,416	2.07

Short-Term Borrowings	57,936	34	0.24	55,798	194	1.40
Long-Term Debt	180,000	2,046	4.56	181,949	2,141	4.73
Total Interest-Bearing Liabilities	1,382,451	6,716	1.95	1,288,047	7,751	2.42

Demand Deposits	186,033			188,949
Other Liabilities	23,537			21,920
Total Liabilities	1,592,021			1,498,916
Shareholders’ Equity	133,718			126,177
Total Liabilities and Shareholders’ Equity	$1,725,739			$1,625,093

Net Interest Income (Tax-equivalent Basis)		15,529			15,110
Net Interest Spread			3.45			3.52
Net Interest Margin			3.77			3.92

Reversal of Tax-equivalent Adjustment		(744)	(.18)		(746)	(.19)
Net Interest Income, As Reported		$14,785			$14,364

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 20)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 29,771	$ 414	2.80%
Interest-bearing Balances	52,691	69	0.26	541	7	2.60
Securities Available-for-Sale:
Taxable	326,609	7,096	4.38	323,822	7,927	4.92
Non-Taxable	12,663	334	5.32	25,450	744	5.88
Securities Held-to-Maturity:
Taxable	720	22	6.16	282	7	4.99
Non-Taxable	140,446	3,608	5.18	113,490	3,245	5.75

Loans	1,098,813	33,378	6.13	1,045,857	33,349	6.41

Total Earning Assets	1,631,942	44,507	5.50	1,539,213	45,693	5.97

Allowance For Loan Losses	(13,422)			(12,489)
Cash and Due From Banks	27,946			33,105
Other Assets	57,075			55,763
Total Assets	$1,703,541			$1,615,592

Deposits:
Interest-Bearing NOW Deposits	$ 437,827	2,530	1.17	$ 354,879	2,698	1.53
Regular and Money Market Savings	293,855	1,061	0.73	275,203	1,804	1.32
Time Deposits of $100,000 or More	149,019	1,973	2.67	172,230	3,104	3.62
Other Time Deposits	248,222	3,804	3.09	243,383	4,667	3.86
Total Interest-Bearing Deposits	1,128,923	9,368	1.67	1,045,695	12,273	2.36

Short-Term Borrowings	55,610	67	0.24	53,789	449	1.68
Long-Term Debt	180,000	4,073	4.56	180,975	4,324	4.80
Total Interest-Bearing Liabilities	1,364,533	13,508	2.00	1,280,459	17,046	2.68

Demand Deposits	183,513			185,533
Other Liabilities	24,368			24,164
Total Liabilities	1,572,414			1,490,156
Shareholders’ Equity	131,127			125,436
Total Liabilities and Shareholders’ Equity	$1,703,541			$1,615,592

Net Interest Income (Tax-equivalent Basis)		30,999			28,647
Net Interest Spread			3.50			3.29
Net Interest Margin			3.83			3.74

Reversal of Tax-equivalent Adjustment		(1,483)	(.18)		(1,496)	(.20)
Net Interest Income, As Reported		$29,516			$27,151

OVERVIEW

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported, on March 2, 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing business for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst.  In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain was offset, in part, by an estimated $300 thousand cost to terminate certain pre-existing agreements for a net gain of $2.7 million recognized in the first quarter of 2009.  In the second quarter of 2009, a final adjustment was negotiated which substantially eliminated the termination fees related to the pre-existing agreements such that our net gain on the sale of the business increased $266 thousand to approximately $2.97 million.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

•

 A gain of $749 thousand from the mandatory redemption by Visa from us of 38.7% of our Class B Visa Inc. shares, reflected as an increase in noninterest income, and

•

 A reversal of $306 thousand of the $600 thousand accrual previously recorded by us at December 31, 2007, representing our then estimated proportional share of Visa litigation costs, which reversal was reflected as a reduction in 2008 other operating expense.

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks are contingently liable. In December 2008, Visa deposited an additional $1.1 billion into the escrow fund for covered litigation. On July 16, 2009, Visa announced that it had deposited an additional $700 million into the escrow fund.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance, thus the Company did not recognize any income or expense as a result of the reduced value of those shares upon Visa’s settlement of the litigation in any of the periods presented. The estimation of the Company’s proportionate share of any potential losses related to the covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined the remaining $294 thousand liability included in “Other Liabilities” on our year-end 2008 consolidated balance sheet remains the fair value of our proportionate share of the remaining covered Visa litigation obligation as of June 30, 2009, but this value is subject to change depending upon future developments in the covered litigation.

FDIC Special Assessment:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment will equal 0.05% of an institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense would be $787 thousand, which we accrued on June 30, 2009.  The FDIC has indicated that another special assessment may be needed before year-end 2009.

Financial Downturn; Impact on Company.

Continued Financial Market Turmoil:  From fall 2007 to March 2009, the Dow Jones Industrial Average (Dow Jones) slid from a high of over 14,000 to a low of under 7,000, with the most dramatic change occurring during the fourth quarter of 2008 and the first quarter of 2009.  The financial markets and particularly the banking sector have felt the impact of losses on subprime mortgages and other credit portfolios and loss of short-term liquidity, resulting in the September 2008 failure of Lehman Brothers Holdings (Lehman) and the distressed sales of Bear Stearns and Merrill Lynch.  In addition, the number of bank failures in this period, while not at historic highs, has risen to levels not seen for several years.  Community banks such as ours that were not underwriting subprime residential real estate loans and were not investing in private issue collateralized debt obligations have not typically experienced the significant losses in their loan or investment portfolios or the liquidity concerns that many of the larger financial institutions have experienced.  However, the magnitude of turmoil in the markets has had a significant impact on the operations of all banks, including ours, and to the extent the U.S. economy continues in its present weakened state, our financial condition and results of operations will likely be negatively impacted, to some extent, in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CCP:  As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied to the U.S. Treasury Department and federal bank regulators for participation in the U.S. Government’s Capital Purchase Plan (“CPP”, an element of the larger Troubled Assets Relief Program (“TARP”)), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and sell shares of our preferred stock to the Treasury Department but rather would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong at year-end such that the potential loss of Board and management flexibility entailed in CPP participation was deemed too high a cost to warrant participation.  Many other financial institutions, which received approval for TARP participation and in some cases took the TARP funds, came to the same conclusion and either elected not to participate or, if they did participate, are seeking to return their TARP funds to the US Treasury and cease participation.

Economic Recession and Economic Downturn—Impact on Loan Quality:  When the economic recession began in December 2007, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2008 and early 2009, even northeastern New York began to feel the impact of the worsening national economy, reflected in a regional slow-down in real estate sales and increasing unemployment.  By year-end 2008, we had experienced a small but measurable decline in the credit quality of our loan portfolio, although by standard measures our portfolio through mid-year 2009 continues to appear stronger than the average for our peer group.  Our levels of nonperforming assets and delinquent loans at June 30, 2009 remained consistent with December 31, 2008 levels, but were elevated when compared with June 30, 2008 results (see the table “Summary of the Allowance and Provision for Loan Losses” on page 36 of this Report).  Nonperforming loans amounted to $3.6 million at June 30, 2009, a decrease of $372 thousand from year-end 2008.  The ratio of nonperforming loans to period-end loans was .32% at June 30, 2009, down 3 basis points from year-end 2008.  By way of comparison, this ratio for our peer group increased by 49 basis points from 2.36% at December 31, 2008 to 2.85% at March 31, 2009.  On an annualized basis, the ratio of our loans charged-off (net of recoveries) to average loans was .12% and .10% for the first and second quarters 2009, respectively, below the .14% ratio for the last quarter of 2008.  Our allowance for loan losses, as a percentage of period-end loans, rose from 1.20% at December 31, 2008 to 1.25% at June 30, 2009.

Recent trends in our three major loan portfolio segments are as follows:

o

Commercial and Commercial Real Estate Loans:  We lend to small and medium sized businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs.  However, current unemployment rates in our region are higher than in the past few years and the number of jobs has decreased, and some small and medium-sized businesses that borrow from us are experiencing revenue fall-off and financial pressure.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime loans as a business line.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have experienced moderate but not significant increases in our delinquency rate and level of charge-offs during the fourth quarter of 2008 and the first two quarters of 2009.

Economic Downturn—Impact on Investment Securities; Other-Than-Temporary Impairment (OTTI):  We hold a $2.0 million par value senior unsecured bond issued by Lehman. On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the fair value of the bond. During 2008, we deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $973 thousand net of tax (a $.09 reduction in diluted earnings per share). The remaining estimated fair value of our Lehman bond of $400 thousand has been included in non-performing assets at June 30, 2009 and December 31, 2008.  The Lehman bankruptcy proceedings are ongoing and the ultimate value of our bond is subject to further change.

Corporate bonds and other debt securities represented only $5.8 million, or 1.1%, of our $532.7 million investment securities portfolio at June 30, 2009.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac in the third quarter of 2008, when the federal government took over those entities.   As of June 30, 2009, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s all of which are guaranteed by federal agencies or government sponsored enterprises.

Economic Downturn—Impact on Liquidity:  We did not experience and have not experienced any liquidity issues during 2008 or thus far in 2009.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed in recent periods, except for some increases in the maximum borrowing capacity.  In general, to satisfy our liquidity needs we rely on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.  (See our general liquidity discussion on page 40.)

Increase in Shareholder Equity:  At June 30, 2009, our tangible book value per share (a non-GAAP financial measure [see page 20] calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $11.15, an increase of $.78, or 7.5%, from year-end 2008.  Our total shareholders’ equity at period-end 2009 increased 7.0% over the year-end 2008 level.  Major changes to shareholders’ equity during the 2009 six-month period included: i) $11.6 million of net income; ii) a $1.3 million net unrealized gain in securities available-for-sale, offset by; iii) cash dividends of $5.3 million; and iv) repurchases of our own common stock of $1.8 million.  As of the last trading day of the 2009 period, the average of our closing stock price was $27.165, resulting in a trading multiple of 2.44 to our tangible book value.  We also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong financial and liquidity positions at year-end, we elected in January 2009 not to participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP), even though we had been approved to participate by the Treasury Department.

The Board of Directors declared a quarterly cash dividend of $.25 per share for each of the first two quarters of 2009, compared to $.24 for the same two quarters in 2008, an increase of $.01 in each quarter, or 4.2%.  On July 29, 2009, the Board of Directors declared a cash dividend of $.25, payable on September 15, 2009.

Other Key Financial Results

We reported earnings of $4.931 million for the second quarter of 2009, a decrease of $505 thousand, or 9.3%, as compared to $5.436 million for the second quarter of 2008.  Diluted earnings per share were $.46 and $.51, for the respective quarters, a decrease of $.05, or 9.8%.   Certain events had a net positive impact on the 2009 second quarter diluted earnings per share, while there were no significant one-time transactions in the prior year quarter.  Second quarter transactions, discussed above and elsewhere in this report, include: an FDIC special assessment, a residual gain on the first quarter 2009 sale of our merchant bank card processing and the receipt of a court-ordered restitution payment relating to a former customer of our now-dissolved Vermont subsidiary bank dating back to the early 1990’s.

The annualized returns on average assets were 1.15% and 1.35% for the second quarters of 2009 and 2008, respectively, a decrease of 20 basis points, or 14.8%.  The annualized returns on average equity were 14.79% and 17.33% for the second quarters of 2009 and 2008, respectively, a decrease of 2.54 basis points, or 14.7%.

For the year-to-date periods, we reported earnings of $11.613 million for the first six months of 2009, an increase of $1.196 million, or 11.5%, as compared to $10.417 million for the first six months of 2008.  Diluted earnings per share were $1.09 and $.98, for the respective periods, an increase of $.11, or 11.2%.   Certain events had a net $.15 and $.06 positive impact on diluted earnings per share for the respective 2009 and 2008 six-month periods.  These transactions are discussed elsewhere in this report, and include for the 2009 period: an FDIC special assessment, a gain on the sale of our merchant bank card processing and the receipt of a court-ordered restitution payment relating to a former customer of our now-dissolved Vermont subsidiary bank dating back to the early 1990’s. Transactions for the 2008 period include the transactions related to our participation as a Visa member bank.

The annualized returns on average assets were 1.37% and 1.30% for the first six months of 2009 and 2008, respectively, an increase of 7 basis points, or 5.4%.  The annualized returns on average equity were 17.86% and 16.70% for the first six months of 2009 and 2008, respectively, an increase of 1.16 basis points, or 6.9%.

Total assets were $1.719 billion at June 30, 2009, which represented an increase of $87.7 million, or 5.4%, above the level at June 30, 2008, and an increase of $53.5 million, or 3.2%, from the December 31, 2008 level.  The increase from the year-end total was primarily attributable to an increase in deposit balances deployed in our investment portfolios along with proceeds from the net cash-flow on our loan portfolio, which decreased by $15.0 million from year-end 2008.

Shareholders’ equity was $134.6 million at June 30, 2009, an increase of $10.5 million, or 8.5%, from the year earlier level.  Shareholders' equity increased $8.8 million from the December 31, 2008 level of $125.8 million.  The components of the change in shareholders’ equity since year-end 2008 are presented in the Consolidated Statement of Changes in Shareholders’ Equity on page 5, and are discussed in more detail in the preceding section entitled, “Increase in Shareholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratio continued to exceed regulatory minimum requirements at period-end.  At June 30, 2009 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
Selected Balance Sheet Data:	Jun 2009	Dec 2008	Jun 2008	From Dec	From Jun	From Dec	From Jun
Interest-Bearing Bank Balances	$ 22,325	$ 21,099	$ ---	$ 1,226	$22,325	5.8%	100.0%
Securities Available-for-Sale	376,304	325,090	372,843	51,214	3,461	15.8	0.9
Securities Held-to-Maturity	156,422	133,976	111,289	22,446	45,133	16.8	40.6
Loans (1)	1,093,789	1,109,812	1,062,999	(16,023)	30,790	(1.4)	2.9
Allowance for Loan Losses	13,626	13,272	12,725	354	901	2.7	7.1
Earning Assets (1)	1,648,840	1,589,977	1,547,131	58,863	101,709	3.7	6.6
Total Assets	1,718,632	1,665,086	1,630,981	53,546	87,651	3.2	5.4

Demand Deposits	$ 189,417	$ 182,613	$ 194,188	$ 6,804	$(4,771)	3.7	(2.5)
NOW, Regular Savings & Money Market Deposit Accounts	720,531	688,752	637,270	31,779	83,261	4.6	13.1
Time Deposits of $100,000 or More	151,682	157,187	177,472	(5,505)	(25,790)	(3.5)	(14.5)
Other Time Deposits	250,789	246,511	240,122	4,278	10,667	1.7	4.4
Total Deposits	$1,312,419	$1,275,063	$1,249,052	$37,356	$63,367	2.9	5.1
Federal Funds Sold and Securities Sold Under Agreements to Repurchase	64,872	$ 59,339	55,181	5,533	9,691	9.3	17.6
FHLB Advances	160,000	160,000	160,000	---	---	0.0	0.0
Shareholders' Equity	134,586	125,802	124,080	8,784	10,506	7.0	8.5

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average have represented 18% to 22% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.  As discussed under “Changes in Sources of Funds,” below, our increase in overall deposit balances in the first six months of 2009 was largely due to an increase in our non-municipal deposits over this period as total municipal balances at June 30, 2009 were essentially unchanged from the December 2008 year-end balances, but were well above the levels at June 30, 2008.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments and hence our earnings level is affected by the shape of the yield curve.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  During the sharp decline in short-term interest rates in the fourth quarter of 2008, the yield curve regained a more traditional upward slope as longer-term rates tended to resist any comparable downward movement, which extended through the first two quarters of 2009.

Changes in Sources of Funds:  We experienced an increase in internally generated non-municipal deposit balances of $37.2 million, or 3.7%, from December 31, 2008 to June 30, 2009 with increases occurring among all categories of deposits other than time deposits of $100,000 or more.  Federal fund sold and securities sold under agreements to repurchase increased by $5.5 million and FHLB advances remained unchanged.

Changes in Earning Assets:  Our loan portfolio decreased by $15.0 million, or 1.4%, from December 31, 2008 to June 30, 2009.  We experienced the following trends in our three largest segments:

1.

Indirect automobile loans – we experienced a $12.3 million, or 3.4%, decrease in the level of indirect loans during the first six months of 2009, reflecting a 13.5% decrease in the level of originations from the first six months of 2008.  Originations of approximately $65 million were more than offset by approximately $77 million of prepayments and normal amortization.

2.

Residential real estate loans – these loans increased by $2.8 million from December 31, 2008 to June 30, 2009, as originations of approximately $41.7 million exceeded loan sales, prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment decreased $2.9 million reflecting moderating demand for commercial lending.

During the six-month period, funds not committed to loan originations were primarily placed in securities available-for-sale  (up $51.2 million, or 15.8%, from year-end).  We also purchased securities for our held-to-maturity portfolio, which increased $22.4 million, or 16.8%, from year-end 2008.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Demand Deposits	$ 186,033	$ 180,966	$ 188,638	$ 200,193	$ 188,949
Interest-Bearing Demand Deposits	451,350	424,154	406,206	353,171	370,458
Regular and Money Market Savings	298,180	289,481	285,986	288,307	284,695
Time Deposits of $100,000 or More	145,335	152,744	165,725	178,041	156,850
Other Time Deposits	249,650	246,777	244,155	242,069	238,297
Total Deposits	$1,330,548	$1,294,122	$1,290,710	$1,261,781	$1,239,249

Percentage of Average Quarterly Deposits

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Demand Deposits	14.0%	14.0%	14.6%	15.9%	15.2%
Interest-Bearing Demand Deposits	33.9	32.8	31.5	28.0	29.9
Regular and Money Market Savings	22.4	22.4	22.2	22.8	23.0
Time Deposits of $100,000 or More	10.9	11.8	12.8	14.1	12.7
Other Time Deposits	18.8	19.0	18.9	19.2	19.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first two quarters of 2009 as the average balance increased $3.4 million, or 0.3%, from the fourth quarter of 2008 to the first quarter of 2009, while the average deposit balances for the second quarter of 2009 increased $36.4 million, or 2.8%, from the first quarter of 2009.  During the first two quarters of 2009, the rates we paid on deposits continued to decrease across all types of deposits.  We continued to experience a shift from time deposits, principally time deposits of $100,000 or more, to shorter-maturity deposits, primarily to NOW accounts in the case of municipal deposits and to regular and money market savings accounts in the case of individual depositors.  The average balance of other time deposits actually grew in both of the past two quarters.

Quarterly Cost of Deposits

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.15	1.18	1.28	1.31	1.38
Regular and Money Market Savings	0.69	0.76	1.02	1.19	1.25
Time Deposits of $100,000 or More	2.62	2.72	2.87	2.88	3.11
Other Time Deposits	3.02	3.17	3.25	3.23	3.46
Total Deposits	1.40	1.48	1.61	1.67	1.76

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

By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and throughout 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedentedly low range of 0% to .25%.  The target federal funds rate remained at 0% to .25% at mid-year 2009.  Throughout this period of decreasing short-term rates, we saw an immediate impact in the reduced cost of our deposits, which we expect will continue to drop but at a much more gradual pace as maturing time deposits reprice.  However, we may not realize a further sizable reduction in our cost of deposits, as prevailing short-term rates are not expected to decrease, in fact cannot decrease, by any significantly additional amount.  We also expect that our loan and investment securities yields will continue to decline in upcoming periods, perhaps more rapidly than our cost of funds, which could negatively impact our current interest rate margin.

Changes in the Yield Curve 2005 – 2009.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional positive spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in the reduction of our net interest income from 2005 through 2007.

At the end of the second quarter of 2007, however, the yield on short-term securities began to drop below the yield on long-term securities.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Because market perceptions and expectations are now changing regarding the need to price more risk into long-term assets (loans and investments), long-term rates of assets and liabilities may be expected to remain steady, or perhaps even rise (other than assets and liabilities guaranteed by the federal government), even though short-term rates have dropped sharply in recent quarters.  Therefore, the yield curve may continue to reflect its more traditional upward-sloping shape for some time.

Of course, any credit or asset quality erosion will reduce and may possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality in recent periods may nevertheless experience some increasing pressure on credit quality in upcoming periods (as we already have, to a very modest degree, in recent periods), especially if the national or our regional economy continues to weaken.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as residential or commercial mortgage or consumer-related borrowings diminish across the U.S. economy and the redeployment of funds by banks from maturing loans and assets into other high-quality assets becomes progressively more difficult.

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

Improvement in Our Margins Late 2007 to 2009.  From September 30, 2007 to mid-2008, our margin rapidly improved, principally due to the fact that rates on our interest-bearing liabilities began to reprice downward rapidly, while rates on our earning assets did not reprice downward as rapidly.  The dramatic reduction in short-term interest rates during this period had a significant positive impact on our net interest income and net interest margins.  In the fourth quarter of 2007, our margin expanded by three basis points, to 3.32%, and our margin for the 2008 first quarter was 3.56%, an increase of 24 basis points.  The margin increased by another 36 basis points to 3.92% for the second quarter of 2008 and held steady for the next three quarters, with margins of 3.93%, 3.92% and 3.90%, respectively, through the first quarter of 2009.  However, our margin decreased in the second quarter of 2009 to 3.77%.  During the quarter, our decrease in the yield on our loan portfolio was almost equal to our decrease in the cost of deposits.  The fact that our loan balances were decreasing and that we held an increasing portion of our earning assets in overnight funds, which were eventually placed into our investment portfolio at much lower yields than on our loan portfolio, was the primary factor in the decrease in our net interest margin.

We expect that our margin may continue to contract in upcoming periods as aggregate dollar amounts repricing downward in the investment and loan portfolios exceeds dollar volume of repricings in our deposit and wholesale funding portfolios.  Our ability to reduce the rates paid on some of our non-maturity deposit products, even assuming short-term funding rates continue to decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank of New York ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  These structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.

The $20 million of trust preferred securities identified on our consolidated balance sheet as of June 30, 2009 (referred to as “Junior Subordinated Obligations to Unconsolidated Subsidiary Trusts”) qualify as regulatory capital under the bank regulators’ capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 38 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Commercial and Commercial Real Estate	$ 304,381	$ 305,246	$ 308,232	$ 306,160	$ 292,869
Residential Real Estate	335,572	339,597	340,486	334,489	326,003
Home Equity	58,173	54,857	51,887	48,358	47,895
Indirect Consumer Loans	348,807	355,937	358,945	342,526	332,458
Other Consumer Loans [1]	46,582	48,534	50,428	51,758	53,578
Total Loans	$1,093,515	$1,104,171	$1,109,978	$1,083,291	$1,052,803

Percentage of Quarterly Average Loans

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Commercial and Commercial Real Estate	27.8%	27.6%	27.8%	28.3%	27.8%
Residential Real Estate	30.7	30.8	30.7	30.9	31.0
Home Equity	5.3	5.0	4.7	4.4	4.5
Indirect Consumer Loans	31.9	32.2	32.3	31.6	31.6
Other Consumer Loans [1]	4.3	4.4	4.5	4.8	5.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

No Subprime Mortgage Activities:  During the second half of 2008 and into the first two quarters of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime or other low-quality residential mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In addition, as the economic downturn has continued into 2009, many financial institutions have begun to experience an erosion in their commercial real estate loan portfolios, as business contractions has begun to generate higher vacancies in the office space market.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2008 and first two quarters of 2009 as a result of their holdings of such loans or investment securities collateralized by them.  We did not experience sizable or any significant losses of this sort.

We have never engaged in subprime mortgage lending as a business line and we have never acquired any subprime mortgage loans.  On occasion we may have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and have not, through June 30, 2009, experienced any significant deterioration in our loan portfolio, including residential and commercial mortgage loans, despite the recent increase in stress affecting credit markets generally.

Residential Real Estate Loans:  In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing rights.  In the 2006-2008 period, as yields on longer-term residential real estate loans were rising, we stopped selling our 30-year mortgage originations and retained them in our portfolio.

However, during the last quarter of 2008, the first quarter of 2009 and most of the second quarter of 2009, as the government sponsored enterprises (GSEs) Fannie Mae and Freddie Mac began to dominate the stressed home mortgage market and to offer lower-rate mortgages that the non-GSE market was hard pressed to match, we once again elected to sell most of our originations, generally to Freddie Mac.  During the first two quarters of 2009, we originated $41.7 million of new residential real estate loans, of which we sold approximately $19.7 million to Freddie Mac.  Balances of residential real estate loans at period-end June 30, 2009, however, were only slightly higher than at December 31, 2008 due to normal payments and prepayments.  During June 2009, yields on longer-term investments, including mortgage-backed securities, began to rise to the point where we decided again to retain most new originations in our own portfolio.  However, there has been significant volatility in longer-term rates during this period whereas the short-term targeted federal funds rate has stayed in the range of zero to 25 basis points.

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

Indirect Automobile Loans: In the early years of the current decade, indirect consumer loans (consisting principally of auto loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans also was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has fluctuated in size, with periods of expansion followed by contraction.  Generally, over the period the segment experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This curtailment in growth of our indirect loan portfolio was largely the result of aggressive campaigns of zero-rate or otherwise subsidized financing offered by auto manufacturers from time to time during recent years.

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

During the first two quarters of 2009, U.S. automobile manufactures experienced severe financial difficulty and a low volume of new car sales not experienced in several years.  Foreign car sales have also declined in comparison to the prior year.  Accordingly, we experienced a 13.5% decrease in indirect loan originations for the first six months of 2009 compared to the first six months of 2008.  Originations of approximately $65 million were more than offset by approximately $77 million of prepayments and normal amortization.

 At June 30, 2009, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent dramatic reduction in auto demand continues, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates resume their offering of highly-subsidized vehicle loans.

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

Demand in this segment began to slow in the first quarter of 2009 and commercial loan balances actually declined by $2.4 million in the second quarter as loan originations were more than offset by maturities, amortization and prepaid loans.

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

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Commercial and Commercial Real Estate	6.30%	6.41%	6.48%	6.61%	6.74%
Residential Real Estate	6.01	6.11	6.00	6.00	6.07
Home Equity	3.25	3.33	4.74	4.91	5.24
Indirect Consumer Loans	6.27	6.30	6.36	6.35	6.22
Other Consumer Loans	7.28	7.35	7.34	7.36	7.30
Total Loans	6.08	6.17	6.25	6.30	6.33

In the first and second quarters of 2009 the average yield on our loan portfolio declined by 8 and 9 basis points, respectively, from 6.25% in the fourth quarter of 2008 to 6.17% in first quarter 2009 and 6.08% in second quarter 2009, due primarily to competitive pressures on rates for new commercial and commercial real estate loans as well as rates earned on automobile loans.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) were at very low yields during the last 2 quarters and we sold most of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on loans was matched by 13 and 8 basis point declines in our cost of deposits during the same two quarters, continuing the trend from preceding quarters.  However, we expect that the future decrease in the cost of deposits will be less than the decrease in the yield on our loans.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 30 under the heading "Impact of Interest Rate Changes 2003 - 2009."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

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

Investment Portfolio Trends

The following table presents the changes in the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2008 to June 30, 2009 (in thousands):

	Period End Balances			Net Unrealized Gain (Loss)
	Jun 2009	Dec 2008	Change	Jun 2009	Dec 2008	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$ 119 ,810	$ 11,528	$108,282	$ 23	$ 153	$ (130)
State and Municipal Obligations	10,158	15,446	(5,288)	38	36	2
Collateralized Mortgage Obligations	160,413	185,830	(25,417)	5,005	2,574	2,431
Mortgage-Backed Securities – Residential	69,060	93,849	(24,789)	1,552	1,949	(397)
Corporate and Other Debt Securities	5,786	7,433	(1,647)	(82)	(478)	396
Mutual Funds and Equity Securities	11,077	11,004	73	(373)	(206)	(167)
Total	$376,304	$325,090	$ 51,214	$6,163	$4,028	$2,135

Securities Held-to-Maturity:
State and Municipal Obligations	$156,422	$133,976	$22,446	$998	$355	$643

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  As previously cited on page 26 of this Report, in the third and fourth quarters of 2008 we recognized an other-than-temporary impairment loss on a Lehman bond, the value of which was written down from its $2 million face value to a fair value of $400 thousand.  For both periods presented in the above table, mortgage-backed securities consisted solely of securities issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac.  These mortgage-backed securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase mortgage-backed securities and CMOs, with tranches having shorter expected lives, that are issued by federal agencies and government sponsored enterprises.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase, including the other-than-temporarily impaired security discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Six Months Ended
	Jun 2009	Jun 2008
Sales
Mortgage-Backed Securities - Residential	$12,464	$ ---
Mutual Funds and Equity Securities	2,062	2,668
Total Sales	$14,526	$2,668
Net Gains (Losses) on Securities Transactions	$281	$(35)

Purchases
Collateralized Mortgage Obligations	$ ---	$ 73,616
Mortgage-Backed Securities - Residential	---	15,480
U.S. Agency Securities	119,796	10,875
State and Municipal Obligations	2,546	5,784
Other	307	1,048
Total Purchases	$122,649	$106,803

Maturities & Calls	$58,846	$67,328

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Jun 2009	Mar 2009	Dec 2008	Sep 2008	Jun 2008
Loan Balances:
Period-End Loans	$1,093,789	$1,098,842	$1,109,812	$1,106,506	$1,062,999
Average Loans, Year-to-Date	1,098,813	1,104,171	1,071,384	1,058,426	1,045,857
Average Loans, Quarter-to-Date	1,093,515	1,104,171	1,109,978	1,083,291	1,052,803
Period-End Assets	1,718,632	1,712,664	1,665,086	1,673,051	1,630,981

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,272	$13,272	$12,401	$12,401	$12,401
Provision for Loan Losses, YTD	921	502	1,671	791	538
Loans Charged-off, YTD	(739)	(421)	(1,292)	(825)	(563)
Recoveries of Loans Previously Charged-off	172	97	492	418	349
Net Charge-offs, YTD	(567)	(324)	(800)	(407)	(214)
Allowance for Loan Losses, End of Period	$13,626	$13,450	$13,272	$12,785	$12,725

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,450	$13,272	$12,785	$12,725	$12,480
Provision for Loan Losses, QTD	419	502	880	253	248
Loans Charged-off, QTD	(318)	(421)	(466)	(263)	(268)
Recoveries of Loans Previously Charged-off	75	97	73	70	265
Net Charge-offs, QTD	(243)	(324)	(393)	(193)	(3)
Allowance for Loan Losses, End of Period	$13,626	$13,450	$13,272	$12,785	$12,725

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,145	$3,401	$3,469	$2,424	$1,941
Loans Past due 90 Days or More
and Still Accruing Interest	409	413	457	455	593
Total Nonperforming Loans	3,554	3,814	3,926	2,879	2,534
Nonaccrual Investments	400	400	400	800	---
Repossessed Assets	59	55	64	61	53
Other Real Estate Owned	---	310	581	270	242
Total Nonperforming Assets	$4,013	$4,579	$4,971	$4,010	$2,829

Asset Quality Ratios:
Allowance to Nonperforming Loans	383.40%	352.65%	338.05%	444.08%	502.17%
Allowance to Period-End Loans	1.25	1.22	1.20	1.16	1.20
Provision to Average Loans (Quarter)	0.15	0.18	0.32	0.09	0.09
Provision to Average Loans (YTD)	0.17	0.18	0.16	0.10	0.10
Net Charge-offs to Average Loans (Quarter)	0.09	0.12	0.14	0.07	0.00
Net Charge-offs to Average Loans (YTD)	0.10	0.12	0.07	0.05	0.04
Nonperforming Loans to Total Loans	0.32	0.35	0.35	0.26	0.24
Nonperforming Assets to Total Assets	0.23	0.27	0.30	0.24	0.17

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the second quarter of 2009, we made a provision for loan losses of $419 thousand following a provision of $502 thousand in the first quarter of 2009    The second quarter 2009 provision exceeded the $248 thousand provision for the second quarter of 2008 primarily due to the negative impact on the loan portfolio of the softening in the local economy.

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

During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect automobile lending represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses significant enough to lend itself to a trend analysis.  We have experienced only two significant losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year, which makes this the most complex category of loans for purposes of loss analysis.

Our net charge-offs for each of the five years ended December 31, 2008 were at or near our historical lows.  Net charge-offs as a percentage of average loans ranged from .04% to .09% for these 5 years; in 2008 the ratio was .07%.  In earlier periods (i.e., preceding 2004) our ratio was significantly higher, although generally below the ratios experienced by our peer groups during comparable periods.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32%.

In the first and second quarters of 2009, our net charge-offs were $324 thousand and $243 thousand, respectively, down from $393 thousand in the fourth quarter of 2008 but up from the net charge-offs for the comparable quarters in 2008.  Our loss ratios (annualized) similarly were down for the first two quarters of 2009 (.12% and .09%, respectively) from .14% in the fourth quarter of 2008.  These ratios were all very good by industry standards.  The loss ratio for bank holding companies in our peer group was .65% for the year ended December 31, 2008 and rose to .74% by March 31, 2009.  This peer group loss ratio has ranged from .13% to .65% in the past five calendar years (2004-2008).

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that, in our experience and judgment, are likely to cause credit losses associated with our existing portfolio.  In our most recent analysis, these factors included:

•

Changes in economic and business conditions and developments that affect the collectibility of the portfolio, especially significant economic downtowns of the type currently being experienced in the U.S. generally and in our region of northeastern New York State

•

Changes in the volume and severity of past due, nonaccrual and adversely classified loans

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

Risk Elements

Our nonperforming assets at June 30, 2009 amounted to $4.0 million, a decrease of $958 thousand, or 19.3%, from the December 31, 2008 total, and an increase of $1.2 million, or 41.9%, from the June 30, 2008 total.  In the comparison to year-end 2008, the decrease was primarily attributable to a decrease in nonaccrual loans and the sale of other real estate owned.  Our .37% ratio of nonperforming assets to total assets at June 30, 2009 was well below comparable recent ratios experienced by our peer group, which were 2.22% at December 31, 2008 and 2.63% at March 31, 2009.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $8.6 million and represented 0.78% of loans outstanding at June 30, 2009, an increase of $2.0 million from the $6.6 million of such loans at June 30, 2008, which represented 0.62% of loans then outstanding.  These other non-current loans past due 30 to 89 days at June 30, 2009 were composed of approximately $5.8 million of consumer loans, principally indirect automobile loans, $2.0 million of residential real estate loans and $0.8 million of commercial loans.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans), which typically is a very small percentage of our portfolio, depend principally on economic conditions in our geographic market area of northeastern New York State.  The economy in this area has been relatively stable in recent years, at least through year-end 2008, but the general weakening of the U.S. economy currently well underway is likely to have an adverse effect on the economy in our market area as well.  If the economic downturn continues or worsens, we may be impacted by the recession to a greater degree in the future. Even so, at this time we do not currently anticipate significant increases in upcoming periods in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $8.8 million during the first six months of 2009, from $125.8 million to $134.6 million.  Components of the change in shareholders' equity over the six-month period are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Shareholder Equity” on page 27.  We paid a cash dividend of $.25 for each of the first two quarters of 2009.

During the first six months of 2008, the Company guaranteed a $1.0 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the Company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of our Common Stock in the open market which will be allocated to individual employee accounts in future periods.  Similarly, in the first six months of 2007, the Company guaranteed a $1.5 million loan from Glens Falls National Bank to the ESOP, also used to purchase Company Common Stock in the open market.  As long as and to the extent that these loans remain unpaid and the shares remain unallocated, the value of the unallocated shares will be reflected as a reduction to shareholders’ equity.

On April 29, 2009 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market or negotiated transactions.  This 2009 program replaced a similar $5 million stock repurchase program approved one year earlier, in April 2008, of which amount approximately $2.7 million was used to make repurchases prior to replacement of the 2008 program with the 2009 program.  See Part II, Item 2 of this Report for information on stock repurchases, including under the repurchase programs, in the second quarter of 2009.  Management may effect additional stock repurchases under the 2009 program from time to time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio currently is 3%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Additionally, federal bank regulators are currently reviewing existing financial institution regulatory capital guidelines, and there is considerable speculation in the financial press that, as a consequence of the current financial crises, regulatory capital guidelines for banks may be increased in the not-too-distant future.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking).  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In light of the current economic downturn, triggered at least in part by insufficient capital and reserves at major U.S. financial institutions, there is considerable speculation that minimum capital requirements for U.S. financial institutions will be increased, by legislations or regulation, in the near future.  Management is unable to predict the likelihood, magnitude or ultimate impact on the company of any such changes.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of June 30, 2009, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.73%	13.95%	15.20%
Glens Falls National Bank & Trust Co.	8.70	14.37	15.62
Saratoga National Bank & Trust Co.	8.88	12.29	13.54

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at June 30, 2009 were well above current minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On July 29, 2009, the Board of Directors declared the 2009 third quarter cash dividend of $.25 payable on September 15, 2009.

Quarterly Per Share Stock Prices and Dividends

			Cash Dividends Declared
	Sales Price
	Low	High
2008
First Quarter	$18.500	$23.690	$.240
Second Quarter	18.000	24.350	.240
Third Quarter	17.790	32.720	.250
Fourth Quarter	21.500	29.980	.250

2009
First Quarter	$18.750	$26.210	$.250
Second Quarter	$21.000	$28.000	$.250
Third Quarter (payable September 15, 2009)			.250

Quarter Ended June 30,	2009	2008
Dividends Per Share	$.25	$.24
Diluted Earnings Per Share	.46	.51
Dividend Payout Ratio	54.35%	47.06%
Total Equity (in thousands)	$134,586	$124,080
Shares Issued and Outstanding (in thousands)	10,592	10,516
Book Value Per Share	$12.71	$11.80
Intangible Assets (in thousands)	$16,440	$16,495
Tangible Book Value Per Share	$11.15	$10.23

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

Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $376.3 million at June 30, 2009.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to the above sources of liquidity, we have made arrangements for supplemental liquidity from additional off-balance sheet sources such as federal funds lines of credit and borrowing capacity with the Federal Home Loan Bank of New York (“FHLBNY”).    The federal funds lines of credit are with three correspondent banks totaling $30 million.  The borrowing capacity with the FHLBNY includes overnight and 30 day term lines of credit each of which provided for a maximum borrowing capacity of $124.0 million at June 30, 2009.  If advanced, such borrowings are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at June 30, 2009 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

We also have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding that is typically accessible in a relatively short time period.  In addition, both of our subsidiary banks have established borrowing facilities with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At June 30, 2009, the amount available under this facility was approximately $218 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, the financial markets have been challenging for many financial institutions.  As a result of these market conditions, liquidity premiums have been volatile and many banks have experienced certain liquidity constraints, substantially increased pricing (rates payable) to retain deposit balances, or utilized the Federal Reserve Bank’s discount window to secure adequate funding.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints for the first six months of 2009.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2009 Compared With

Three Months Ended June 30, 2008

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Jun 2009	Jun 2008	Change	% Change
Net Income	$4,931	$5,436	$(505)	(9.3)%
Diluted Earnings Per Share	.46	.51	(.05)	(9.8)
Return on Average Assets	1.15%	1.35%	(.20)%	(14.8)
Return on Average Equity	14.79%	17.33%	(2.54)%	(14.7)

We reported earnings of $4.931 million for the second quarter of 2009, a decrease of $505 thousand, or 9.3%, as compared to $5.436 million for the second quarter of 2008.  Diluted earnings per share were $.46 and $.51, for the respective quarters, a decrease of $.05, or 9.8%. Certain second quarter transactions, reported in the tables “Summary of Noninterest Income” and “Summary of Noninterest Expense” in the sections below, include: an FDIC special assessment, a residual gain on the first quarter 2009 sale of our merchant bank card processing, the receipt of a court-ordered restitution payment relating to a former customer of our now-dissolved Vermont subsidiary bank dating back to the early 1990’s, and net gains on the sale of residential real estate loans.

Apart from these items, our net interest income continued to increase, but the $419 thousand increase in net interest income during the second quarter was more than offset by a decrease in other income (primarily income from fiduciary activities and fees for other services to customers) and an increase in other expenses (primarily pension expenses and an increase in the normal FDIC insurance assessment whose base rate increased from 5 to 12 cents per $100 of insured deposits).

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Jun 2008	Change	% Change
Interest and Dividend Income	$22,245	$22,861	$ (616)	(2.7)%
Interest Expense	6,716	7,751	(1,035)	(13.4)
Net Interest Income	$15,529	$15,110	$ 419	2.8

Tax-equivalent Adjustment	744	746	(2)	(0.3)

Average Earning Assets (1)	$1,653,637	$1,548,365	$105,272	6.8
Average Paying Liabilities	1,382,451	1,288,047	94,404	7.3

Yield on Earning Assets (1)	5.40%	5.94%	(0.54)%	(9.1)
Cost of Paying Liabilities	1.95	2.42	(0.47)	(19.4)
Net Interest Spread	3.45	3.52	(0.07)	(2.0)
Net Interest Margin	3.77	3.92	(0.15)	(3.8)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.92% to 3.77% between the second quarter of 2008 and the second quarter of 2009, due principally to a shift in the mix of our average earning assets from loans to overnight funds and short-term agency securities.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 20, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)

Net interest income for the just completed quarter, on a taxable equivalent basis, increased $419 thousand, or 2.8%, from the second quarter of 2008, as the negative impact of a lower margin was more than offset by the increase in average earning assets.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2003-2009" and “Loan Trends.”  We experienced a $105.3 million, or 6.8%, increase in average earning assets between the periods, which had a positive impact on our net interest income more than offsetting the negative impact of a reduced margin.

The provisions for loan losses were $419 thousand and $248 thousand for the quarters ended June 30, 2009 and 2008, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 36.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Jun 2008	Change	% Change
Income From Fiduciary Activities	$1,285	$1,396	$ (111)	(8.0)%
Fees for Other Services to Customers	1,955	2,195	(240)	(10.9)
Net Gains (Losses) on Securities Transactions	4	(35)	39	N/A
Insurance Commissions	567	499	68	13.6
Net Gain on Sale of Merchant Bank Card Processing	266	---	266	100.0
Income from Restitution Payment	450	---	450	100.0
Net Gain on Sale of Loans	233	32	201	628.1
Other Operating Income	84	94	(10)	(10.6)
Total Noninterest Income	$4,844	$4,181	$ 663	15.9

For the just completed 2009 quarter, income from fiduciary activities decreased $111 thousand, or 8.0%, from the comparable 2008 quarter.  The decrease mirrored a similar, significant decrease in assets under administration and management following the severe decline in the stock markets in the last three months of 2008 and through the first three months of 2009.

At quarter-end 2009, the market value of assets under trust administration and investment management amounted to $771.3 million, a decrease of $126.4 million, or 14.1%, from quarter-end 2008.  However, the June 30, 2009 balance represents an increase of $64.0 million, or 9.1% from the balance at the end of the first quarter of 2009.   A significant portion of our fiduciary fees are indexed to the average dollar amount of assets under administration; thus, we would normally expect our fiduciary income to decrease in periods of declining stock and asset values proportionately to the decline.  An increase in stock market prices over full-year 2009 may not achieve an increase in income from fiduciary activities for 2009 as compared to 2008, if the average stock market price for 2009 still falls below the average price for 2008.

Income from fiduciary activities includes income from funds under investment management in The North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $187.3 million and $203.0 million at June 30, 2009 and 2008, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Our company’s pension plan is included as an investor in the North Country Funds, and owned shares in the funds with a market value of approximately $14.5 million at December 31, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) was $2.0 million for the second quarter of 2009, a decrease of $240 thousand, or 10.9%, from the 2008 quarter, with the decrease primarily related to a decrease in revenues derived from our merchant bank card processing business, which we sold in the first quarter of 2009.

During most of the second quarter of 2009, we sold most of our newly originated residential real estate loans to Freddie Mac, resulting in net gains of $233 thousand, compared to $32 thousand for the 2008 quarter.  If we continue to keep newly originated loans in our own portfolio, as we have resumed doing in response to improved yields, then we would expect that these gains would diminish in future quarters.

Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Jun 2008	Change	% Change
Salaries and Employee Benefits	$ 6,615	$ 5,996	$ 619	10.3%
Occupancy Expense of Premises, Net	867	882	(15)	(1.7)
Furniture and Equipment Expense	824	765	59	7.7
FDIC Special Assessment	787	---	787	100.0
FDIC Assessment	454	212	242	114.2
Amortization of Intangible Assets	79	86	(7)	(8.1)
Other Operating Expense	2,493	2,468	25	1.0
Total Noninterest Expense	$12,119	$10,409	$1,710	16.4

Efficiency Ratio	59.89%	53.42%	6.47%	12.1

Adjusted for the FDIC special assessment (discussed on page 25 in “Overview – FDIC Special Assessment”), noninterest expense for the second quarter of 2009 was $11.3 million, an increase of $923 thousand, or 8.9%, over the expense for the second quarter of 2008.  For the second quarter of 2009, our efficiency ratio was 59.9%, up from 53.4% from the prior year’s comparable quarter.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to the sum of our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses and the net gain on the sale of our merchant bank card processing).  See the discussion on page 20 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization.   The increase in our efficiency ratio from the prior year’s quarter reflects the following: i) the fact that our net interest income grew at a more rapid rate than our noninterest expenses; ii) noninterest income decreased; and iii) the impact of the FDIC special assessment and the increase in the base rate of 5 cents per $100 of deposits for 2008 to 12 cents for 2009.  However, our efficiency ratio compares favorably to the March 31, 2009 peer group ratio of 73.61% when our ratio was 53.09%.

Salaries and employee benefits expense increased $619 thousand, or 10.3%, from the second quarter of 2008 to the second quarter of 2009.  Salary expense increased 5.2% in the quarter due primarily to an increase of 11.5 full-time equivalent employees, with the remainder of the increase primarily attributable to an increase in expenses related to our pension plans.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.54% for the second quarter of 2009, 5 basis points higher than the ratio for our peer group of 1.49% during the first quarter of 2009 when our ratio was 1.57%.  This is the first quarter in several years when our expense ratio did not compare favorably to our peer group.

The decrease in occupancy expense in the 2009 quarter was primarily in the area of building utility expenses and the increase in furniture and equipment expense was primarily attributable to data processing expenses.

The increase in the FDIC’s deposit insurance rate was responsible for the $242 thousand increase in our FDIC assessment.  The resumption of deposit insurance assessments began in 2007 with the lowest rate at 5 cents per $100 of insured deposits.  Most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2008).  Our credit was fully utilized by the end of the first quarter of 2008.   Beginning in 2009, the lowest rate increased to 12 cents from 5 cents per $100 of insured deposits.

Other operating expense was 2.5 million for the second quarter of 2009, an increase of $25 thousand, or 1.0%, from the second quarter of 2008.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2009	Jun 2008	Change	% Change
Provision for Income Taxes	$2,160	$2,452	$(292)	(11.9)%
Effective Tax Rate	30.50%	31.10%	(0.60)%	(1.9)

The provisions for federal and state income taxes amounted to $2.2 million and $2.5 million for the second quarters of 2009 and 2008, respectively.  The decrease in our effective tax rate from the 2008 quarter to the 2009 quarter was due to the relative increase in the impact of tax-exempt income in the current period.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2009 Compared With

Six Months Ended June 30, 2008

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	Jun 2009	Jun 2008	Change	% Change
Net Income	$11,613	$10,417	$1,196	11.5%
Diluted Earnings Per Share	1.09	.98	.11	11.2
Return on Average Assets	1.37%	1.30%	.07%	5.4
Return on Average Equity	17.86%	16.70%	1.16%	7.0

For the first six months of 2009, we reported earnings of $11.613 million, an increase of $1.196 million, or 11.5%, as compared to $10.417 million in earnings for the first six months of 2008.  Diluted earnings per share were $1.09 and $.98 for the respective periods, an increase of $.11, or 11.2%.   Certain events had a net positive impact on diluted earnings per share for the respective 2009 and 2008 periods of $.15 and $.06, respectively.  These transactions are reported in the tables “Summary of Noninterest Income” and “Summary of Noninterest Expense” in the following sections, and for the 2009 period include: an FDIC special assessment, a net gain on the sale of our merchant bank card processing, and the receipt of a court-ordered restitution payment relating to a former customer of our now-dissolved Vermont subsidiary bank dating back to the early 1990’s.  Transactions for the 2008 period include the transactions related to our participation as a Visa member bank.

The annualized returns on average assets were 1.37% and 1.30% for the first six months of 2009 and 2008, respectively, an increase of 7 basis points, or 5.4%.  The annualized returns on average equity were 17.86% and 16.70% for the first six months of 2009 and 2008, respectively, an increase of 1.16 basis points, or 7.0%.

The following narrative discusses the six-month to six-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Six Months Ended
	Jun 2009	Jun 2008	Change	% Change
Interest and Dividend Income	$44,507	$45,693	$(1,186)	(2.6)%
Interest Expense	13,508	17,046	(3,538)	(20.8)
Net Interest Income	$30,999	$28,647	$ 2,352	8.2

Tax-equivalent Adjustment	$ 1,483	$ 1,496	$(13)	(0.9)

Average Earning Assets (1)	$1,631,942	$1,539,213	$92,729	6.0
Average Paying Liabilities	1,364,533	1,280,459	84,074	6.6

Yield on Earning Assets (1)	5.50%	5.97%	(0.47)%	(7.9)
Cost of Paying Liabilities	2.00	2.68	(0.68)	(25.4)
Net Interest Spread	3.50	3.29	0.21	6.4
Net Interest Margin	3.83	3.74	0.09	2.4

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) increased, from 3.74% to 3.83%, from the first six months of 2008 to the first six months of 2009.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 20, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the current period, on a tax- equivalent basis, increased $2.4 million, or 8.2%, from the first six months of 2008.  In addition to the increase in net interest margin between the two periods, the increase in average earning assets between the period, which equaled $92.7 million for a 6.0% increase, also had a positive impact on the increase in net interest income.

The impact of recent interest rate changes on our net interest income and margin are discussed above in this Report under the sections entitled “Impact of Interest Rate Changes 2003-2009" and “Loan Trends.”  Although our margin increased in the 2009 six-month period compared to the 2008 period, as cited earlier in the quarter-to-quarter analysis,  our margin decreased in the 2009 second quarter compared to the year earlier period.  In the 2008 second quarter, our net interest margin was ending a period of quarter-to-quarter increases, while in the 2009 second quarter we saw a margin decline from the first quarter.

The provisions for loan losses were $921 thousand and $538 thousand for the six months ended June 30, 2009 and 2008, respectively.  The considerations underlying the increase in the provision and our method for determining the provision were discussed previously under the heading "Provision for Loan Losses" beginning on page 36.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ended
	Jun 2009	Jun 2008	Change	% Change
Income From Fiduciary Activities	$ 2,537	$2,835	$ (298)	(10.5)%
Fees for Other Services to Customers	3,981	4,076	(95)	(2.3)
Net Gains (Losses) on Securities Transactions	281	(35)	316	N/A
Insurance Commissions	1,095	1,047	48	4.6
Net Gain on Sale of Merchant Bank Card Processing	2,966	---	2,966	100.0
Income from Restitution Payment	450	---	450	100.0
Gain on Visa Stock Redemption	---	749	(749)	(100.0)
Gain on the Sale of Premises	---	115	(115)	(100.0)
Net Gains on the Sale of Loans	310	41	269	656.1
Other Operating Income	191	200	(9)	(4.5)
Total Noninterest Income	$11,811	$9,028	$2,783	30.8

For the 2009 six-month period, income from fiduciary activities decreased $298 thousand, or 10.5%, from the comparable 2008 period.  The decrease mirrored (and resulted from) a similar and significant decrease in assets under administration and management following the severe decline in the stock markets in the last three months of 2008.

At period-end 2009, the market value of assets under trust administration and investment management amounted to $771.3 million, a decrease of $126.4 million, or 14.1%, from June 30, 2008.  However, the June 30, 2009 balance represented an increase of $64.0 million, or 9.1%, from the balance at the end of the first quarter of 2009, which resulted in a quarter-on-quarter increase in fiduciary fees.   A significant portion of our fiduciary fees are indexed to the average dollar amount of assets under administration and we normally expect (and experience) a change in our fiduciary fee income proportionate to our change in average dollar assets under administration.  An increase in stock market prices for the remainder of 2009 may still not achieve an overall increase in income from fiduciary activities for 2009 as compared to 2008, if the average stock market price for the year 2009 still falls below the average price for 2008.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $187.3 million at June 30, 2009.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party purchasers and servicing income on sold loans) were $4.0 million for the first six months of 2009, a decrease of $95 thousand, or 2.3%, from the 2008 period.  The decrease was primarily attributable to a decrease in fees we received from the merchant bank card processing business following our sale of that business in the first quarter of 2009.  That decrease was offset, in part, by an increase in fees on debit cards and other fee income.

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter of 2008, our subsidiary, Glens Falls National Bank and Trust Company, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the total of $600 thousand pre-tax charge which we had previously recognized in the fourth quarter of 2007 for such expenses. Visa used another portion of the IPO proceeds to redeem 38.7% of the Visa Class B common stock held by each of its member banks.  As a result, we also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by us from this partial redemption.

In the first six months of 2009, we sold most of our newly originated residential real estate loans to Freddie Mac, resulting in net gains of $310 thousand, compared to $41 thousand in gains for the 2008 period.

Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Six Months Ended
	Jun 2009	Jun 2008	Change	% Change
Salaries and Employee Benefits	$13,193	$12,028	$1,165	9.7%
Occupancy Expense of Premises, Net	1,827	1,775	52	2.9
Furniture and Equipment Expense	1,674	1,565	109	7.0
FDIC Special Assessment	787	---	787	100.0
FDIC Assessment	882	248	634	255.6
Amortization of Intangible Assets	168	182	(14)	(7.7)
Reversal of Visa Related Litigation Exposure	---	(306)	(306)	(100.0)
Other Operating Expense	4,961	5,096	(135)	(2.6)
Total Noninterest Expense	$23,492	$20,588	$2,904	14.1

Efficiency Ratio	58.95%	55.21%	3.74%	6.8

As adjusted for the FDIC special assessment and Visa transactions, discussed elsewhere, noninterest expense for the first six months of 2009 was $22.7 million, an increase of $1.8 million, or 8.7%, over the expense for the first six months of 2008.  For the first six months of 2009, our efficiency ratio was 58.95%, up from 55.21% for the prior year’s six-month period.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses and the effect of one-time transactions, such as the gain on the sale of our merchant bank card processing).  See the discussion on page 20 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Bank in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization or one-time transactions.  The adverse change in our efficiency ratio from the prior year’s period principally reflects the fact that our noninterest income decreased in the 2009 period, as well as the FDIC special assessment and the increase in our base FDIC insurance rate in the 2009 period.  However, our efficiency ratio compares favorably to the March 31, 2009 peer group ratio of 73.61% when our ratio was 53.09%.

Salaries and employee benefits expense increased $1.17 million, or 9.7%, from the 2008 six-month period to the 2009 period.  Salary expense increased 7.2% in the 2009 period due primarily to an increase of 11.5 full-time equivalent employees, with the remainder of the increase is primarily attributable to an increase in expenses related to our pension plans.

The increase in occupancy expense in the 2009 period was primarily in the area of building maintenance expenses and the increase in furniture and equipment expense was primarily attributable to data processing expenses.

The increase in the FDIC’s deposit insurance rate was responsible for the $634 thousand increase in our assessment for the first six months of 2009 (not including the special assessment).  The resumption of deposit insurance assessments by the FDIC against all banks, including ours, began in 2007 with the lowest rate at 5 cents per $100 of insured deposits.  However, most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2008).  Our credit was fully utilized by the end of the first quarter of 2008.   Beginning in 2009, the lowest rate increased to 12 cents from 5 cents per $100 of insured deposits.

Other operating expense was $5.0 million for the first six months of 2009, a decrease of $135 thousand, or 2.6% from the 2008 period.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2009	Jun 2008	Change	% Change
Provision for Income Taxes	$5,301	$4,636	$665	14.3%
Effective Tax Rate	31.34%	30.80%	0.54%	1.8

The increase in the effective tax rate from the 2008 period to the 2009 period was due to the relative decrease in the impact of tax-exempt income in the current period.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also include market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable.  The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all rate-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at period-end 2009 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of June 30, 2009, a 200 basis point increase in interest rates demonstrated a 1.9% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 1.1% decrease in net interest income.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2008) and our most recent prior Quarterly Report on Form 10-Q (for the quarter ended March 31, 2009).  Please refer to the Risk Factors listed those previously filed documents.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2009:

Second Quarter 2009 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	12,023	$26.18	---	$5,000,000
May	33,356	24.22	32,312	4,218,119
June	22,880	26.09	---	4,218,119
Total	68,259	25.19	32,312

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  April – DRIP purchases (1,403 shares), stock option exercises (10,620); May – DRIP purchases (1,044 shares); June – DRIP purchases (16,517 shares), stock option exercises (6,363).

2Share amounts listed in column C include only those shares repurchased under the company’s publicly-announced stock repurchase program in effect during such period, which during the second quarter of 2009 was the $5 million stock repurchase program authorized by the Board if Directors in April 2009 (the “2009 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2009 Repurchase Program, the company’s only publicly-announced stock repurchase program in effect during the months indicated.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Shareholders on April 29, 2009.  At the 2009 Annual Meeting, our shareholders elected four Class B directors with terms expiring in 2012 to the Board of Directors and ratified the selection of the independent registered public accounting firm, KPMG LLP, as our independent auditor for the fiscal year ending December 31, 2009.

The matters acted upon at the 2009 Annual Meeting, and the voting tabulation for each matter, are as follows:

Item 1:  The election of four (4) directors to Class B for a term of three (3) years or until their successors shall have been elected and qualified.

Class B Director Nominees:	Votes For:	Votes Withheld:
John J. Carusone, Jr.	6,794,830	1,897,584
Michael B. Clarke	8,417,380	275,034
David G. Kruczlnicki	8,410,191	282,223
David L. Moynehan	8,381,275	311,139

Item 2:  The ratification of the selection of the independent registered public accounting firm, KPMG LLP, as the Company’s independent auditor for the fiscal year ending December 31, 2009.

Common Stock Voted On:	For	Against	Abstain	Broker Non-Votes
KPMG LLP	8,642,783	39,198	10,430	---

Item 5.

Other Information  -  None

Item 6.

Exhibits

Exhibit 10.1	Form of Incentive Stock Option Certificate (Employee Award) under the 2008 Long-Term Incentive Plan*
Exhibit 10.2	Form of Non-Qualified Stock Option Certificate (Employee Award) under the 2008 Long-Term Incentive Plan*
Exhibit 10.3	Form of Non-Qualified Stock Option Certificate (Director Award) under the 2008 Long-Term Incentive Plan*
Exhibit 15	Awareness Letter
Exhibit 31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
* Management contracts or compensation plans required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Registrant

Date: August 5, 2009
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 5, 2009
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)