Form 10-Q
period 2009-09-30
ARROW FINANCIAL CORP
filed 2009-11-09
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

x Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2009
Common Stock, par value $1.00 per share	11,024,368

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2009

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands) (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and Due from Banks	$ 37,970	$ 37,239
Interest-Bearing Bank Balances	79,375	21,099
Cash and Cash Equivalents	117,345	58,338
Securities Available-for-Sale	412,798	325,090
Securities Held-to-Maturity (Approximate Fair Value of $166,794 at September 30, 2009 and $134,331 at December 31, 2008)	162,197	133,976
Loans	1,106,657	1,109,812
Allowance for Loan Losses	(13,841)	(13,272)
Net Loans	1,092,816	1,096,540
Premises and Equipment, Net	18,102	17,602
Other Real Estate and Repossessed Assets, Net	73	645
Goodwill	14,842	14,726
Other Intangible Assets, Net	1,511	1,652
Other Assets	16,599	16,517
Total Assets	$1,836,283	$1,665,086
LIABILITIES
Deposits:
Demand	$ 197,987	$ 182,613
Regular Savings, N.O.W. & Money Market Deposit Accounts	818,025	688,752
Time Deposits of $100,000 or More	163,337	157,187
Other Time Deposits	253,133	246,511
Total Deposits	1,432,482	1,275,063
Short-Term Borrowings:
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,592	59,339
Other Short-Term Borrowings	1,601	617
Federal Home Loan Bank Advances	160,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	22,304	24,265
Total Liabilities	1,696,979	1,539,284
SHAREHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,170,400 Shares Issued at September 30, 2009 and 14,728,543 at December 31, 2008)	15,170	14,729
Surplus	177,248	163,215
Retained Earnings	21,701	25,454
Unallocated ESOP Shares (105,167 Shares at September 30, 2009 and 122,207 Shares at December 31, 2008)	(2,204)	(2,572)
Accumulated Other Comprehensive Loss	(5,724)	(9,404)
Treasury Stock, at Cost (4,148,852 Shares at September 30, 2009 and 4,060,209 Shares at December 31, 2008)	(66,887)	(65,620)
Total Shareholders’ Equity	139,304	125,802
Total Liabilities and Shareholders’ Equity	$1,836,283	$1,665,086

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,646	$17,076	$49,886	$50,273
Interest on Federal Funds Sold	---	49	---	463
Interest on Bank Balances	41	4	110	11
Interest and Dividends on Securities Available-for-Sale	3,634	4,387	10,939	12,802
Interest on Securities Held-to-Maturity	1,343	1,076	3,753	3,240
Total Interest and Dividend Income	21,664	22,592	64,688	66,789

INTEREST EXPENSE
Interest on Deposits:
Time Deposits of $100,000 or More	925	1,291	2,898	4,395
Other Deposits	3,477	3,995	10,872	13,164
Interest on Short-Term Borrowings:
Federal Funds Purchased and Securities Sold
Under Agreements to Repurchase	30	221	97	663
Other Short-Term Borrowings	---	1	---	8
Federal Home Loan Bank Advances	1,869	1,890	5,548	5,593
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	161	292	555	913
Total Interest Expense	6,462	7,690	19,970	24,736
NET INTEREST INCOME	15,202	14,902	44,718	42,053
Provision for Loan Losses	427	253	1,348	791
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,775	14,649	43,370	41,262

NONINTEREST INCOME
Income from Fiduciary Activities	1,200	1,349	3,737	4,184
Fees for Other Services to Customers	1,956	2,242	5,937	6,318
Net Gains (Losses) on Securities Transactions	48	6	329	(29)
Net Gain on Sale of Merchant Bank Card Processing	---	---	2,966	---
Other-Than-Temporary Impairment on Investment Securities	---	(1,210)	---	(1,210)
Gain on Visa Stock Redemption	---	---	---	749
Gain on Sale of Premises	---	---	---	115
Insurance Commissions	727	528	1,822	1,575
Other Operating Income	45	174	996	415
Total Noninterest Income	3,976	3,089	15,787	12,117

NONINTEREST EXPENSE
Salaries and Employee Benefits	6,727	5,883	19,920	17,911
Occupancy Expense of Premises, Net	789	841	2,616	2,616
Furniture and Equipment Expense	819	820	2,493	2,385
Other Operating Expense	3,066	2,988	9,864	8,208
Total Noninterest Expense	11,401	10,532	34,893	31,120

INCOME BEFORE PROVISION FOR INCOME TAXES	7,350	7,206	24,264	22,259
Provision for Income Taxes	2,288	2,198	7,589	6,834
NET INCOME	$ 5,062	$ 5,008	$16,675	$15,425

Average Shares Outstanding:
Basic	10,912	10,812	10,902	10,896
Diluted	10,982	10,876	10,951	10,954

Per Common Share:
Basic Earnings	$ .46	$ .46	$ 1.53	$ 1.42
Diluted Earnings	.46	.46	1.52	1.41

See Notes to Unaudited Consolidated Interim Financial Statements.

Share and Per Share amounts have been restated to reflect the September 2009 3% stock dividend.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,675	---	---	---	16,675
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $1,041)	---	---	---	---	---	629	---	629
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $138)	---	---	---	---	---	(84)	---	(84)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $329)	---	---	---	---	---	(199)	---	(199)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $5,521)	---	---	---	---	---	3,334	---	3,334
Comprehensive Income								20,355

3% Stock Dividend [2]	441,857	441	12,066	(12,507)	---	---	---	---
Cash Dividends Paid, $.73 per Share [1]	---	---	---	(7,921)	---	---	---	(7,921)
Stock Options Exercised (58,133 Shares)	---	---	370	---	---	---	500	870
Shares Issued Under the Directors’ Stock Plan (2,324 Shares)	---	---	38	---	---	---	21	59
Shares Issued Under the Employee Stock Purchase Plan (13,776 Shares)	---	---	217	---	---	---	119	336
Stock-Based Compensation Expense	---	---	139	---	---	---	---	139
Tax Benefit for Disposition of Stock Options	---	---	177	---	---	---	---	177
Allocation of ESOP Stock (20,103 Shares)	---	---	146	---	368	---	---	514
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (50,135 Shares)	---	---	802	---	---	---	432	1,234
Purchase of Treasury Stock (96,568 Shares)	---	---	---	---	---	---	(2,376)	(2,376)
Balance at September 30, 2009	15,170,400	$15,170	$177,248	$21,701	$(2,204)	$(5,724)	$(66,887)	$139,304

1 Cash dividends paid per share have been adjusted for the September 2009 3% stock dividend.

2 Included in the shares issued for the 3% stock dividend in 2009 were treasury shares of 120,841 and unallocated ESOP shares of 3,063.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	15,425	---	---	---	15,425
Amortization of Actuarial Loss (Pre-tax $332)	---	---	---	---	---	201	---	201
Accretion of Prior Service Credit (Pre-tax $158)	---	---	---	---	---	(95)	---	(95)
Reclassification Adjustment for Net Securities Losses Included In Net Income, Net of Tax (Pre-tax $29)	---	---	---	---	---	17	---	17
Net Unrealized Securities Holding Losses Arising During the Period, Net of Tax (Pre-tax $3,118)	---	---	---	---	---	(1,882)	---	(1,882)
Comprehensive Income								13,666

Cash Dividends Paid, $.71 per Share [1]	---	---	---	(7,706)	---	---	---	(7,706)
Stock Options Exercised (51,694 Shares)	---	---	344	---	---	---	434	778
Shares Issued Under the Directors’ Stock Plan (2,753 Shares)	---	---	39	---	---	---	23	62
Shares Issued Under the Employee Stock Purchase Plan (15,129 Shares)	---	---	192	---	---	---	127	319
Stock-Based Compensation Expense	---	---	86	---	---	---	---	86
Tax Benefit for Disposition of Stock Options	---	---	29	---	---	---	---	29
Acquisition by ESOP of Arrow Stock (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	243	---	470	---	---	713
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Purchase of Treasury Stock (180,260 Shares)	---	---	---	---	---	---	(3,918)	(3,918)
Balance at September 30, 2008	14,728,543	$14,729	$162,478	$23,066	$(2,572)	$(6,649)	$(65,655)	$125,397

 1 Cash dividends paid per share have been adjusted for the September 2009 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2009	2008
Operating Activities:
Net Income	$16,675	$15,425
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,348	791
Depreciation and Amortization	2,153	2,037
Compensation Expense for Allocated ESOP Shares	146	243
Gains on the Sale of Securities Available-for-Sale	(522)	(10)
Losses on the Sale of Securities Available-for-Sale	193	39
Other-Than-Temporary Impairment on Investment Securities	---	1,210
Loans Originated and Held-for-Sale	(20,694)	(2,095)
Proceeds from the Sale of Loans Held-for-Sale	21,020	3,385
Net Gains on the Sale of Loans	(326)	(56)
Net Gains on the Sale of Fixed Assets, Other Real Estate Owned and Repossessed Assets	(5)	(111)
Contributions to Pension Plans	(2,228)	(2,232)
Deferred Income Tax Expense	901	426
Stock-Based Compensation Expense	139	86
Shares Issued Under the Directors’ Stock Plan	59	62
Net Increase in Other Assets	(945)	(1,472)
Net (Decrease) Increase in Other Liabilities	(1,733)	281
Net Cash Provided By Operating Activities	16,181	18,009
Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	17,305	5,518
Proceeds from the Maturities and Calls of Securities Available-for-Sale	89,989	87,125
Purchases of Securities Available-for-Sale	(189,804)	(109,699)
Proceeds from the Maturities of Securities Held-to-Maturity	24,629	19,471
Purchases of Securities Held-to-Maturity	(53,011)	(36,443)
Net Decrease (Increase) in Loans	1,917	(69,843)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,098	843
Purchases of Premises and Equipment	(1,641)	(2,038)
Net Cash Used In Investing Activities	(109,518)	(105,066)
Financing Activities:
Net Increase in Deposits	157,419	67,776
Net Increase in Short-Term Borrowings	2,237	17,345
Tax Benefit from Exercise of Stock Options	177	29
Purchases of Treasury Stock	(2,376)	(3,918)
Treasury Stock Issued for Stock-Based Plans	1,206	1,097
Treasury Stock issued for Dividend Reinvestment Plans	1,234	---
Acquisition of Unallocated Common Stock by the ESOP	---	(1,000)
Allocation of Common Stock Purchased by the ESOP	368	470
Cash Dividends Paid	(7,921) (6,663)	(7,706) (6,663)
Net Cash Provided By Financing Activities	152,344	74,093
Net Increase (Decrease) in Cash and Cash Equivalents	59,007	(12,964)
Cash and Cash Equivalents at Beginning of Period	58,338	51,289
Cash and Cash Equivalents at End of Period	$117,345	$38,325
Supplemental Disclosures to Statement of Cash Flow Information:
Cash Paid During the Period for:
Interest on Deposits and Borrowings	$20,229	$26,479
Income Taxes	9,875	5,945
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	459	540
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	3,135	1,865
Additional Shares Issued for Acquisition of Subsidiary	115	112
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	545	106

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2009

1.   Financial Statement Presentation

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying Unaudited Consolidated Interim Financial Statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008; the results of operations for the three-month and nine-month periods ended September 30, 2009 and 2008; the changes in shareholders’ equity for the nine-month periods ended September 30, 2009 and 2008; and the cash flows for the nine-month periods ended September 30, 2009 and 2008.  All such adjustments are of a normal recurring nature. When necessary, prior periods’ consolidated financial statements have been reclassified to conform to the current period financial statement presentation.  Share and per share information has been restated to reflect the 3% stock dividend issued in September 2009.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2008, included in Arrow’s 2008 Form 10-K.  The net income reported for the nine months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  The management of Arrow evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements were issued.

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2009 and December 31, 2008:

	2009	2008
Excess of Additional Pension Liability Over Unrecognized Prior Service Cost	$(11,291)	$(11,836)
Net Unrealized Holding Gains on Securities Available-for-Sale	5,567	2,432
Total Accumulated Other Comprehensive Loss	$ (5,724)	$ (9,404)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2009:
Basic EPS	$5,062	10,912	$.46
Dilutive Effect of Stock Options	---	70
Diluted EPS	$5,062	10,982	$.46
For the Three Months Ended September 30, 2008:
Basic EPS	$5,008	10,812	$.46
Dilutive Effect of Stock Options	---	64
Diluted EPS	$5,008	10,876	$.46
For the Nine Months Ended September 30, 2009:
Basic EPS	$16,675	10,902	$1.53
Dilutive Effect of Stock Options	---	49
Diluted EPS	$16,675	10,951	$1.52
For the Nine Months Ended September 30, 2008:
Basic EPS	$15,425	10,896	$1.42
Dilutive Effect of Stock Options	---	58
Diluted EPS	$15,425	10,954	$1.41

There were 68 and 245 stock options for the respective 2009 and 2008 three-month periods and 68 and 245 stock options for the respective 2009 and 2008 nine-month periods not included in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price for the respective periods.

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

Included in mutual funds and equity securities are Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock.  FHLBNY and FRB stock are restricted investment securities and amounted to $9,007 and $827 at September 30, 2009, respectively and $8,859 and $817 at December 31, 2008, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  At December 31, 2008, corporate and other debt securities included a corporate bond issued by Lehman Brothers Holdings (“Lehman”) that was deemed to be other-than-temporarily impaired. This Lehman bond, which was sold during the third quarter of 2009, had a carrying value of $2,010 prior to the recognition of $1,610 of other-than-temporary impairment charged to earnings for the year ended December 31, 2008.  Based on consideration of the status of the issuer, the other-than-temporary impairment was considered to be attributable to credit matters and accordingly was not reversed upon the adoption of FSP FAS 115-2 and FAS 124-2 (FASB ASC Subtopic 320-10). The carrying value and approximate fair value for this security was $400 at the time of its sale in the third quarter of 2009, when we recorded an additional and final loss of $60.

All of our collateralized mortgage obligations and residential mortgage-backed securities are guaranteed by federal agencies or government sponsored enterprises.  Our practice has been to purchase mortgage-backed securities and CMOs with tranches having shorter expected lives.

A summary of the amortized costs and the approximate fair values of securities at September 30, 2009 and December 31, 2008 is presented below:

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2009:
U.S. Treasury and Agency Obligations	$ 139,778	$ 140,604	$ 843	$ 17
State and Municipal Obligations	19,386	19,481	97	2
Collateralized Mortgage Obligations	144,664	151,127	6,463	---
Mortgage-Backed Securities – Residential	86,848	89,254	2,425	19
Corporate and Other Debt Securities	1,455	1,305	---	150
Mutual Funds and Equity Securities	11,448	11,027	23	444
Total Securities Available-for-Sale	$403,579	$412,798	$9,851	$632

December 31, 2008:
U.S. Treasury and Agency Obligations	$ 11,375	$ 11,528	$ 153	$ ---
State and Municipal Obligations	15,410	15,446	36	---
Collateralized Mortgage Obligations	183,256	185,830	2,594	20
Mortgage-Backed Securities – Residential	91,900	93,849	2,038	89
Corporate and Other Debt Securities *	7,911	7,433	---	478
Mutual Funds and Equity Securities	11,210	11,004	4	210
Total Securities Available-for-Sale	$321,062	$325,090	$4,825	$797
* Amortized cost is net of the other-than-temporary impairment charged to earnings for the Lehman bond, noted above.

4.     Securities, continued

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2009:
State and Municipal Obligations	$161,197	$165,794	$4,662	$65
Corporate Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$162,197	$166,794	$4,662	$65

December 31, 2008:
State and Municipal Obligations	$133,976	$134,331	$1,146	$791

A summary of the maturities of securities as of September 30, 2009 is presented below.  Mutual funds and equity securities, which have no stated maturity, are included in the over ten-year category.  Collateralized mortgage obligations and residential mortgage-backed securities are included in the schedule based on their expected average lives.  Actual maturities may differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Investment Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 96,014	$ 96,583	$ ---	$ ---
State and Municipal Obligations	9,369	9,413	45,422	45,568
Collateralized Mortgage Obligations	22,987	23,325	---	---
Mortgage-Backed Securities – Residential	4,435	4,443	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	132,805	133,764	45,422	45,568

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	43,764	44,021	---	---
State and Municipal Obligations	5,456	5,488	40,814	41,947
Collateralized Mortgage Obligations	63,124	66,272	---	---
Mortgage-Backed Securities – Residential	47,195	49,071	---	---
Corporate and Other Debt Securities	66	66	---	---
Total	159,605	164,918	40,814	41,947

From 5 - 10 Years:
State and Municipal Obligations	1,480	1,492	61,292	64,037
Collateralized Mortgage Obligations	58,553	61,530
Mortgage-Backed Securities – Residential	9,685	10,206	---	---
Total	69,718	73,228	61,292	64,037

Over 10 Years:
State and Municipal Obligations	3,081	3,088	13,669	14,242
Mortgage-Backed Securities – Residential	25,533	25,534	---	---
Corporate and Other Debt Securities	1,389	1,239	1,000	1,000
Mutual Funds and Equity Securities	11,448	11,027	---	---
Total	41,451	40,888	14,669	15,242
Total Securities	$403,579	$412,798	$162,197	$166,794

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

4.     Securities, continued

If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.  Information on temporarily impaired securities at September 30, 2009 and December 31, 2008, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

Temporarily Impaired Securities
September 30, 2009	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Securities	$10,983	$17	$ ---	$ ---	$10,983	$ 17
State & Municipal Obligations	308	1	473	1	781	2
Mortgage-Backed Securities – Residential	1,121	7	1,141	12	2,262	19
Corporate & Other Debt Securities	946	54	293	96	1,239	150
Mutual Funds and Equity Securities	---	---	1,052	444	1,052	444
Total Securities Available-for-Sale	$13,358	$79	$2,959	$553	$16,317	$632
Held-to-Maturity Portfolio
State & Municipal Obligations	$ ---	$ ---	$1,787	$ 65	$ 1,787	$ 65

The table above for September 30, 2009 consists of 25 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are partially insured, all are supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred and one trust preferred pool, both of which are performing.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Mutual funds and equity securities include four common stock holdings that show unrealized losses which are not deemed to be other-than-temporarily impaired.  For the past 3 quarters, the unrealized loss for the equity securities has ranged from 13% to 30%.  Unrealized losses on all debt securities are considered to be temporary because they are primarily the result of changes in interest rates for fixed rate debt securities where the interest rate received is less than the current rate available for new offerings of similar debt securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities as well as consideration of credit ratings where applicable.  Since we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery to their amortized cost basis, we do not consider these securities to be other-than-temporarily impaired at September 30, 2009.

Temporarily Impaired Securities
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

5.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service Cost	$264	$267	$39	$ 46
Interest Cost	446	436	96	105
Expected Return on Plan Assets	(514)	(635)	---	---
Accretion of Prior Service Credit	(19)	(24)	(27)	(29)
Amortization of Net Loss	323	87	24	24
Net Periodic Benefit Cost	$500	$131	$132	$146

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
Service Cost	$ 792	$ 794	$115	$133
Interest Cost	1,340	1,296	291	309
Expected Return on Plan Assets	(1,544)	(1,886)	---	---
Accretion of Prior Service Credit	(57)	(70)	(81)	(88)
Amortization of Net Loss	969	259	72	73
Net Periodic Benefit Cost	$1,500	$ 393	$397	$427

We made a $2,000 contribution to our qualified pension plan and a $228 contribution to our non-qualified defined benefit pension plan in the first nine months of 2009.  We do not expect to make any additional contributions to our qualified plan during the remainder of 2009.  The expected contribution for the nonqualified pension plan is $304 for all of 2009.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution for our postretirement benefit plan is estimated to be $330 for the 2009 year.

6.   Stock-Based Compensation Plans (Dollars In Thousands)

In the first quarter of 2009 we granted options to purchase 71,264 shares of our common stock and we granted additional options to purchase 1,030 shares in the third quarter of 2009.  Both were granted under our 2008 Long-Term Incentive Plan.  No stock options were granted in 2008.  The weighted-average fair value of options granted during the first quarter of 2009 was $4.61.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 4.70%; expected volatility – 33.2%; risk free interest rate – 2.10%; and an expected life of 7.78 years.  The weighted-average fair value of options granted during the third quarter of 2009 was $7.21.  The fair value was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield – 3.60%; expected volatility – 33.2%; risk free interest rate – 3.20%; and an expected life of 7.78 years.   The fair value of our grants is expensed over the four year vesting period.  The expense for the third quarter of 2009 and 2008 was $49 and $29, respectively.  The expense for the first nine months of 2009 and 2008 was $140 and $86, respectively.

6.   Stock-Based Compensation Plans, continued

The following table presents the activity in Arrow’s stock option plans for the first nine months of 2009 and 2008 (restated for the September 2009 3% stock dividend):

	2009		2008
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	447,572	$21.19	535,144	$20.17
Granted	72,294	22.00	---	---
Exercised	(59,879)	14.53	(53,245)	14.62
Forfeited	(1,052)	23.24	(1,494)	25.11
Outstanding at September 30	458,935	22.18	480,405	20.77
Exercisable at September 30	330,243	22.25	398,663	20.50

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under FASB ASC 718-50-25-1.a.2., a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $14,653 of standby letters of credit outstanding on September 30, 2009, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at September 30, 2009 was insignificant.

8.  Fair Value Disclosures (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value.  The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008 were securities available-for-sale:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2009:
Securities Available-for Sale	$412,798	$ ---	$412,505	$293

As of December 31, 2008:
Securities Available-for Sale	$325,090	$ ---	$324,535	$555

8.  Fair Value Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale for the periods January 1, 2009 to September 30, 2009 and January 1, 2008 to December 31, 2008:

	January 1, 2009 To September 30, 2009	January 1, 2008 To December 31, 2008
Beginning Balance	$555	$ ---
Transfers In	---	1,006
Principal payment received	(19)	(5)
Purchases, issuances and settlements	(340)	---
Total net gains (losses) (realized/unrealized):
Included in earnings	(60)	---
Included in earnings, as a result of other-than-temporary impairment	---	(400)
Included in other comprehensive income (loss)	157	(46)
Ending Balance	$293	$ 555

	September 30, 2009	December 31, 2008
The amount of total losses for the year-to-date period included in earnings relating to assets (all levels) still held at September 30, 2009 and December 31, 2008, as a result of other-than-temporary impairment	$---	$1,610

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2009.

Regarding the fair value for our Level 3 trust preferred pooled security, the price provided by our third-party pricing service was not determined to reflect the fair value of this security due to the lack of trades and market for this type of security. We obtained additional value estimates from unobservable inputs including an estimated discount rate based on securities with similar durations and ratings, plus an appropriate spread for the lack of marketability and liquidity as well as anticipated cash flows for this security. We determined the fair value based on a net present value of the anticipated cash flows using the calculated discount rate.

The only asset or liability that Arrow measured at fair value on a nonrecurring basis at December 31, 2008 was other real estate owned (there were none at September 30, 2009):

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

Other assets and liabilities which might have been included in this table include collateral-dependent impaired loans, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2009 or December 31, 2008.

8.  Fair Value Disclosures, continued

The following table presents a summary at September 30, 2009 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	Carrying Amount	Fair Value
Securities Held-to-Maturity	$ 162,197	$ 166,794
Net Loans	1,092,816	1,114,766
Time Deposits	416,470	425,323
Federal Home Loan Bank Advances	160,000	169,140
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Receivable	7,399	7,399
Accrued Interest Payable	2,637	2,637

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

Fair values for loans are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.   Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Based on Arrow’s capital adequacy, the book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (indexed to LIBOR) and Arrow is well-capitalized.

9.  Visa Inc. IPO, Mandatory Class B Share Redemption and Litigation Liability

On March 28, 2008, VISA Inc. distributed to member banks , in a mandatory redemption of 38.7% of its Class B shares held by the member banks, some of the proceeds realized by Visa from the IPO of its Class A shares on March 19, 2008.  With another portion of the IPO proceeds, Visa established a $3 billion escrow to cover certain, but not all, litigation liabilities.  During the first quarter of 2008, we recorded the following transactions:

•

A gain of $749 thousand from the mandatory redemption by Visa of 38.7% of our Class B Visa Inc. shares, reflected in noninterest income, and

•

A reversal of $306 thousand of the $600 thousand accrual at December 31, 2007, representing our proportional share of Visa litigation costs, reflected as a reduction in 2008 other operating expense.

Accordingly, at September 30, 2009, we have a remaining liability of $294 thousand included as a component of Other Liabilities in the consolidated balance sheet, representing our estimate of the fair value of potential losses related to the remaining covered VISA litigation.  Class B shares which were not redeemed will be converted to Class A shares, at a conversion ratio to be determined based on member banks’ actual liability for litigation expenses, on the later of three years from March 18, 2008 or the settlement of litigation indemnified by member banks.  However, the remaining Class B shares are available to fund future Visa litigation liabilities indemnified by the member banks until that time.

10.  Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 168 “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Effective for interim and annual financial statements issued after September 15, 2009, the FASB Accounting Standards CodificationTM (FASB ASC) became the sole source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. FASB updates to the codification will be promulgated as “Accounting Standards Updates” (ASU). This Statement did not have a material impact on our financial condition or results of operation.

ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value:  ASU 2009-05 allows companies to use as the fair value of a liability the perspective of an investor that holds the related obligation as an asset.  Effective for financial statements issued on September 30, 2009, the standard did not change the way we determine the fair value of our liabilities (see footnote 8).

FASB ASC Subtopic 810-10: On June 12, 2009 the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  The FASB’s objective in issuing this Statement was to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this Statement will not have a material impact on our financial condition or results of operation.

FASB ASC Subtopic 860-10:  On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.”  The FASB’s objective in issuing this Statement was to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.   Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.   If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of this Statement should be applied to transfers that occurred both before and after the effective date of this Statement.  The adoption of this Statement will not have a material impact on our financial condition or results of operation.

FASB ASC Subtopic 855-10:  In May 2009, SFAS No. 165, “Subsequent Events” was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 65 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.  We have evaluated subsequent events through November 9, 2009, which is the date of the financial statement filing.

10.  Recently Issued Accounting Standards, continued

FASB ASC Subtopic 820-10:  On April 9, 2009, the FASB issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provided additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP provides guidance to determine if a market is active or inactive in order to obtain fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP amends FAS 157 to require certain disclosures to discuss the inputs and valuation techniques used to measure fair value, and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow adopted FSP 157-4 in the second quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operation.

FASB ASC Subtopic 320-10:  The FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” on April 9, 2009, which provided clarity and consistency in applying accounting rules surrounding the accounting for assets considered to be other-than-temporarily-impaired by improving the presentation and disclosure in the financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow adopted FSP FAS 115-2 and FAS 124-2 in the second quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operation.

FASB ASC Subtopic 825-10:  Also on April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" which amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  Arrow adopted this FSP in the second quarter 2009.  Since this FSP only relates to disclosures about fair values and, as such, did not have a material impact on our financial condition or results of operations.

FASB ASC Subtopic 715-20:  In December 2008 the FASB adopted FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets," which amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  An employer shall disclose information about how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies and an employer shall disclose separately for pension plans and other postretirement benefit plans the fair value of each major category of plan assets as of each annual reporting date for which a statement of financial position is presented. Asset categories shall be based on the nature and risks of assets in an employer’s plan.  In addition, an employer shall disclose information that enables users of financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. For fair value measurements using significant unobservable inputs (Level 3, under FAS 157), an employer shall disclose the effect of the measurements on changes in plan assets for the period and an employer shall provide users of financial statements with an understanding of significant concentrations of risk in plan assets.  The FSP is effective for fiscal years ending on or after December 15, 2009 and only relates to disclosures about fair values and, as such, will not have a material impact on our financial condition or results of operations.

FASB ASC Subtopic 805-10:  In December 2007, the FASB issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations."  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141(R) is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.  While the adoption of SFAS No. 141(R) did not have an impact on the Company’s consolidated financial position or results of operations upon its adoption on January 1, 2009, the adoption of SFAS No. 141(R) would have a significant impact on business combinations, if any, entered into by the Company subsequent to January 1, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of September 30, 2009, the related consolidated statements of income for the three and nine-month periods ended September 30, 2009 and 2008 and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

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

November 9, 2009

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2009

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the Company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), U.S. Benefits, Inc. (a provider of administrative and recordkeeping services for more complex retirement plans) and Arrow Properties, Inc., (a real estate investment trust, or REIT).

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 300 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s (“FRB”) Bank Holding Company Performance Report as of June 30, 2009.  Unless otherwise specified, the peer group data contained herein has been derived from the FRB’s June 30, 2009 Report, which is the most recent FRB Report currently available.

Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future.  These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk.  Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Some of these statements, such as those included in the interest rate sensitivity analysis in Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models.  Other forward-looking statements are based on our general perceptions of market conditions and trends in activity, both locally and nationally, or anticipated trends or developments unique to our own business, as well as current management strategies for our future operations and development.  Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Estimation of potential losses related to Visa obligation	25	3rd paragraph
Impact of Financial Downturn	25	Last paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	28	Next to last paragraph
	30	4th & last paragraphs
	31	1st paragraph
	31	4th paragraph
	34	1st paragraph under table
	34	2nd paragraph under table
Provision for loan losses	36	1st paragraph under table
Change in the level of loan losses and nonperforming loans and assets	37	5th paragraph
Future level of residential real estate loans	33	2nd paragraph
Future level of indirect consumer loans	33	7th paragraph
Future level of commercial loans	34	1st paragraph
Gain on the sale of residential real estate loans	43	2nd paragraph
Impact of changing economy	38	2nd paragraph
Impact of economic downturn	39	2nd paragraph
Liquidity	41	1st paragraph
Impact of changing stock market prices	42	3rd paragraph under table
	45	2nd paragraph under table

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, possible sudden and significant changes in economic and market conditions, fluctuations in interest rates (more likely upward than downward), asset inflation or deflation, continuing oscillations in levels of business activity generally; new developments in state and federal regulation; enhanced competition; emerging technologies; loss of key personnel; unanticipated business opportunities; and similar uncertainties, inherent in banking operations or business generally.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events, except as may be required in connection with regular or periodic reports filed under Section 13(a) of the Securities Exchange Act of 1934 or other registration statements or disclosures filed under the federal securities laws.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the period ended December 31, 2008.

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income), as well as certain nonrecurring components, such as gain or loss from the sale of a business line.  We follow these practices.

Tangible Book Value per Share and Tangible Equity:  Tangible equity is total shareholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total shareholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets as a category of assets include many items, but essentially represents goodwill for Arrow.

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Net Income	$5,062	$4,931	$6,682	$5,012	$5,008

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing[1]	$---	$161	$1,630	$ ---	$ ---
Other-Than-Temporary Impairment (OTTI) [2]	---	---	---	(242)	(731)
Income from Restitution Payment [3]	---	272	---	---	---
FDIC Special Assessment [4]	---	(475)	---	---	---
Net Securities Gains [2]	29	2	167	249	4
Net Gains on Sales of Loans [5]	10	141	46	31	8

Period-End Shares Outstanding	10,916	10,909	10,901	10,863	10,825
Basic Average Shares Outstanding	10,912	10,901	10,892	10,840	10,812
Diluted Average Shares Outstanding	10,982	10,948	10,922	10,906	10,876
Basic Earnings Per Share	.46	.45	$.61	$.42	$.46
Diluted Earnings Per Share	.46	.45	.61	.42	.46
Cash Dividends Per Share	.24	.24	.24	.24	.24

Average Assets	$1,778,893	$1,725,739	$1,681,096	$1,687,366	$1,657,666
Average Equity	136,397	133,718	128,507	127,136	124,601
Return on Average Assets	1.13%	1.15%	1.61%	1.18%	1.20%
Return on Average Equity	14.72	14.79	21.09	15.68	15.99

Average Earning Assets	$1,706,626	$1,653,637	$1,610,007	$1,615,240	$1,580,408
Average Paying Liabilities	1,417,218	1,382,451	1,346,413	1,345,344	1,308,191
Interest Income, Tax-equivalent [6]	22,499	22,245	22,262	23,446	23,302
Interest Expense	6,462	6,716	6,792	7,541	7,690
Net Interest Income, Tax-equivalent [6]	16,037	15,529	15,470	15,905	15,612
Tax-equivalent Adjustment	835	744	739	727	710
Net Interest Margin [6]	3.73%	3.77%	3.90%	3.92%	3.93%
Efficiency Ratio Calculation:[6]
Noninterest Expense	$11,401	$12,119	$11,373	$11,273	$10,532
Less: Intangible Asset Amortization	(79)	(79)	(89)	(89)	(89)
Net Noninterest Expense	$11,322	$12,040	$11,284	$11,184	$10,443
Net Interest Income, Tax-Equivalent [6]	$16,037	$15,529	$15,470	$15,905	$15,612
Noninterest Income	3,976	4,844	6,967	4,152	3,089
Less: Net Securities Gains & OTTI	(48)	(4)	(277)	(12)	1,204
Less: Net Gain on Sale of Merchant Bank Card Processing	---	(266)	(2,700)	---	---
Adjusted Gross Income	$19,965	$20,103	$19,460	$20,045	$19,905
Efficiency Ratio [6]	56.71%	59.89%	57.99%	55.79%	52.46%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.37%	8.77%	8.64%	8.39%	8.32%
Total Shareholders’ Equity (i.e. Book Value)	$139,304	$134,586	$132,539	$125,802	$125,397
Book Value per Share	12.76	12.71	12.52	11.93	11.93
Intangible Assets	16,353	16,440	16,450	16,378	16,457
Tangible Book Value per Share[6]	11.26	11.15	10.97	10.38	10.36
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.08%	.09%	.12%	.14%	.07%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.15	.15	.18	.32	.09
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.25	1.25	1.22	1.20	1.16
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	299.07	383.40	352.65	338.05	444.08
Nonperforming Loans as a Percentage of Loans, Period-end	.42	.32	.35	.35	.26
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.23	.27	.30	.24
[1] See page 25	[4] See page 25, 44, 46
[2] See page 26	[5] See page 43, 45, 46
[3] See pages 27, 44, 45	[6] See “Use of Non-GAAP Financial Measures” on page 20.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

		Sep 2009	Sep 2008
Net Income		$16,675	$15,425

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing	see page 25	$1,791	$---
Reversal of VISA Related Litigation Exposure	see page 25	---	185
Gain on Redemption of VISA Inc. Class B Shares	see page 25	---	452
Other-Than-Temporary Impairment (OTTI)	see page 26	---	(731)
Income from Restitution Payment	see page 44, 45	271	---
FDIC Special Assessment	see page 25	(475)	---
Net Securities Gains (Losses)	see page 35	199	(17)
Net Gain on the Sale of Premises	see page 45	---	69
Net Gain on Sales of Loans	see page 45, 46	197	32

Period-End Shares Outstanding		10,916	10,825
Basic Average Shares Outstanding		10,902	10,896
Diluted Average Shares Outstanding		10,951	10,954
Basic Earnings Per Share		$1.53	$1.42
Diluted Earnings Per Share		1.52	1.41
Cash Dividends		.73	.71

Average Assets		$1,728,934	$1,629,719
Average Equity		132,903	125,155
Return on Average Assets		1.29%	1.26%
Return on Average Equity		16.77	16.46

Average Earning Assets		$1,657,111	$1,553,046
Average Paying Liabilities		1,382,287	1,289,771
Interest Income, Tax-equivalent [1]		67,006	68,995
Interest Expense		19,970	24,736
Net Interest Income, Tax-equivalent [1]		47,036	44,259
Tax-equivalent Adjustment		2,318	2,206
Net Interest Margin [1]		3.79%	3.81%
Efficiency Ratio Calculation [1]
Noninterest Expense		$34,893	$31,120
Less: Intangible Asset Amortization		(247)	(271)
Net Noninterest Expense		34,646	30,849
Net Interest Income, Tax-equivalent [1]		47,036	44,259
Noninterest Income		15,787	12,117
Less: Net Securities (Gains) Losses		(329)	1,239
Less: Net Gain on Sale of Merchant Bank Card Processing		(2,966)	---
Less: Gain on Redemption of VISA Inc. Class B Shares		---	(749)
Net Gross Income, Adjusted		59,528	56,866
Efficiency Ratio [1]		58.20%	54.25%
Period-End Capital Information:
Tier 1 Leverage Ratio		8.37%	8.32%
Total Shareholders’ Equity (i.e. Book Value)		$139,304	$125,397
Book Value per Share		12.76	11.58
Intangible Assets		16,353	16,457
Tangible Book Value per Share [1]		11.26	10.06
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized		.09%	.05%
Provision for Loan Losses as a Percentage of Average Loans, Annualized		.16	.10
Allowance for Loan Losses as a Percentage of Period-end Loans		1.25	1.16
Allowance for Loan Losses as a Percentage of Nonperforming Loans		299.07	444.08
Nonperforming Loans as a Percentage of Period-end Loans		.42	.26
Nonperforming Assets as a Percentage of Period-end Total Assets		.26	.24

 1 See “Use of Non-GAAP Financial Measures” on page 20

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 20)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 10,158	$ 49	1.92%
Interest-Bearing Bank Balances	62,301	41	0.26	929	4	1.71
Securities Available-for-Sale:
Taxable	366,000	3,520	3.82	345,281	4,224	4.87
Non-Taxable	17,013	189	4.41	18,608	249	5.32
Securities Held-to-Maturity:
Taxable	1,254	21	6.64	272	3	4.39
Non-Taxable	160,237	2,015	4.99	121,869	1,622	5.29

Loans	1,099,821	16,713	6.03	1,083,291	17,151	6.30

Total Earning Assets	1,706,626	22,499	5.23	1,580,408	23,302	5.87

Allowance For Loan Losses	(13,721)			(12,732)
Cash and Due From Banks	28,208			35,673
Other Assets	57,780			54,317
Total Assets	$1,778,893			$1,657,666

Deposits:
Interest-Bearing NOW Deposits	$ 443,841	1,144	1.02	$ 353,171	1,167	1.31
Regular and Money Market Savings	310,991	503	0.64	288,307	863	1.19
Time Deposits of $100,000 or More	167,681	925	2.19	178,041	1,291	2.88
Other Time Deposits	253,359	1,830	2.87	242,069	1,965	3.23
Total Interest-Bearing Deposits	1,175,872	4,402	1.49	1,061,588	5,286	1.98

Short-Term Borrowings	61,346	30	0.19	63,198	222	1.40
Long-Term Debt	180,000	2,030	4.47	183,405	2,182	4.73
Total Interest-Bearing Liabilities	1,417,218	6,462	1.81	1,308,191	7,690	2.34

Demand Deposits	199,611			200,193
Other Liabilities	25,667			24,681
Total Liabilities	1,642,496			1,533,065
Shareholders’ Equity	136,397			124,601
Total Liabilities and Shareholders’ Equity	$1,778,893			$1,657,666

Net Interest Income (Tax-equivalent Basis)		16,037			15,612
Net Interest Spread			3.42			3.53
Net Interest Margin			3.73			3.93

Reversal of Tax-Equivalent Adjustment		(835)	(.19)		(710)	(.18)
Net Interest Income, As Reported		$15,202			$14,902

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 20)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2009			2008
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 23,186	$ 463	2.67%
Interest-Bearing Bank Balances	55,929	110	0.26	672	11	2.19
Securities Available-for-Sale:
Taxable	339,884	10,616	4.18	331,027	12,151	4.90
Non-Taxable	14,129	523	4.95	23,153	993	5.73
Securities Held-to-Maturity:
Taxable	900	43	6.39	279	10	4.79
Non-Taxable	147,116	5,623	5.11	116,303	4,867	5.59

Loans	1,099,153	50,091	6.09	1,058,426	50,500	6.37

Total Earning Assets	1,657,111	67,006	5.41	1,553,046	68,995	5.93

Allowance For Loan Losses	(13,523)			(12,571)
Cash and Due From Banks	28,034			33,967
Other Assets	57,312			55,277
Total Assets	$1,728,934			$1,629,719

Deposits:
Interest-Bearing NOW Deposits	$ 439,854	3,674	1.12	$ 354,305	3,865	1.46
Regular and Money Market Savings	299,629	1,564	0.70	279,603	2,667	1.27
Time Deposits of $100,000 or More	155,308	2,898	2.49	174,181	4,395	3.37
Other Time Deposits	249,953	5,634	3.01	242,942	6,632	3.65
Total Interest-Bearing Deposits	1,144,744	13,770	1.61	1,051,031	17,559	2.23

Short-Term Borrowings	57,543	97	0.23	56,949	671	1.57
Long-Term Debt	180,000	6,103	4.53	181,791	6,506	4.78
Total Interest-Bearing Liabilities	1,382,287	19,970	1.93	1,289,771	24,736	2.56

Demand Deposits	188,938			190,456
Other Liabilities	24,806			24,337
Total Liabilities	1,596,031			1,504,564
Shareholders’ Equity	132,903			125,155
Total Liabilities and Shareholders’ Equity	$1,728,934			$1,629,719

Net Interest Income (Tax-equivalent Basis)		47,036			44,259
Net Interest Spread			3.48			3.37
Net Interest Margin			3.79			3.81

Reversal of Tax-Equivalent Adjustment		(2,318)	(.19)		(2,206)	(.19)
Net Interest Income, As Reported		$44,718			$42,053

OVERVIEW

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported, on March 2, 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing business for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst.  In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain was offset, in part, by an estimated $300 thousand cost to terminate certain pre-existing agreements for a net gain of $2.7 million, which we recognized in the first quarter of 2009.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net gain on the sale of the business as adjusted increased $266 thousand to approximately $2.97 million.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of Visa’s Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable. In December 2008, Visa deposited an additional $1.1 billion into the escrow fund for covered litigation. On July 16, 2009, Visa announced that it had deposited an additional $700 million into the escrow fund.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance, thus the Company did not recognize any income or expense as a result of the reduced value of those shares upon Visa’s settlement of the litigation in any of the periods presented. The estimation of the Company’s proportionate share of any potential losses related to the covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our year-end 2008 consolidated balance sheet remained the fair value of our proportionate share of the remaining covered Visa litigation obligation as of September 30, 2009, but this value is subject to change depending upon future developments in the covered litigation.

FDIC Special Assessment & Prepayment:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment will equal 0.05% of an institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense would be $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that they would not impose another special assessment in the remainder of 2009, but would provide cash for the fund by requiring insured institutions to prepay their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012 in the fourth quarter of 2009.  We estimate that our prepayment will be approximately $6.54 million.  This amount will be amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.

Financial Downturn; Impact on Company.

Continued Financial Market Turmoil:  From fall 2007 to March 2009, the Dow Jones Industrial Average (Dow Jones) fell from a high of over 14,000 to a low of under 7,000, with the most dramatic change occurring during the fourth quarter of 2008 and the first quarter of 2009.  Beginning in 2008, the financial markets and particularly the banking sector felt the impact of losses on subprime mortgages and other credit portfolios and loss of short-term liquidity, resulting in the September 2008 failure of Lehman Brothers Holdings (Lehman) and the distressed sales of Bear Stearns and Merrill Lynch.  In the ensuing period, the number of bank failures, while not at historic highs, has risen to levels not seen for several years.  Community banks such as ours that do not underwrite subprime residential real estate loans and do not invest in private issue collateralized debt obligations have not typically experienced the significant losses in their loan or investment portfolios or the liquidity concerns that many of the larger financial institutions have experienced.  However, the magnitude of turmoil in the markets has had a significant impact on the operations of all banks, including ours, and to the extent the U.S. economy continues in its present weakened state, our financial condition and results of operations will likely be negatively impacted, to some extent, in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CCP:  As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied to the U.S. Treasury Department and federal bank regulators to participate in the U.S. Government’s Capital Purchase Plan (“CPP”, an element of the larger Troubled Assets Relief Program (“TARP”)), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and issue shares of our preferred stock to the Treasury Department in return for TARP funds but rather would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong at year-end 2008 such that the extra capital was not needed and the potential loss of Board and management flexibility entailed in CPP participation would be too costly to warrant participation.  Many other financial institutions, which received approval for TARP participation and in some cases took the TARP funds, came to the same conclusion and either elected not to participate or, if they did participate, are seeking to return their TARP funds to the US Treasury and cease participation.  As of the date of this report, there have been no changes to our capital or liquidity positions that would suggest that our decision was incorrect.

Economic Recession and Economic Downturn—Impact on Loan Quality:  When the economic recession began in December 2007, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2008 and early 2009, even northeastern New York began to feel the impact of the worsening national economy, reflected in a regional slow-down in real estate sales and increasing unemployment.  By year-end 2008, we had experienced a small but measurable decline in the credit quality of our loan portfolio, although by standard measures our portfolio through mid-year 2009 continues to appear stronger than the average for our peer group.  Our levels of nonperforming assets and delinquent loans at September 30, 2009 remained consistent with December 31, 2008 levels, but were elevated when compared with September 30, 2008 results (see the table “Summary of the Allowance and Provision for Loan Losses” on page 36 of this Report).  Nonperforming loans amounted to $4.6 million at September 30, 2009, an increase of $702 thousand from year-end 2008.  The ratio of nonperforming loans to period-end loans was .42% at September 30, 2009, up 7 basis points from year-end 2008.  By way of comparison, this ratio for our peer group increased by 97 basis points from 2.36% at December 31, 2008 to 3.33% at June 30, 2009.  On an annualized basis, the ratio of our loans charged-off (net of recoveries) to average loans was .08 for the third quarter of 2009, just one basis point above the .07% ratio for the third quarter of 2008.  Our allowance for loan losses, as a percentage of period-end loans, rose from 1.20% at December 31, 2008 to 1.25% at September 30, 2009.

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

o

Indirect Consumer Loans:  These loans comprise over 31% of our loan portfolio and consist primarily of automobile loans financed through local dealerships where we acquire the dealer paper.  We have experienced moderate but not significant increases in our delinquency rate and level of charge-offs during the fourth quarter of 2008 and the first three quarters of 2009.

Economic Downturn—Impact on Investment Securities; Other-Than-Temporary Impairment (OTTI):  When the U.S. credit markets suffered a meltdown in the third quarter of 2009, we held a $2.0 million par value senior unsecured bond issued by Lehman. On September 15, 2008, Lehman declared bankruptcy resulting in a significant decline in the fair value of the bond.  We deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $731 thousand net of tax in the third quarter of 2008 (a $.07 reduction in diluted earnings per share) and an additional $242 thousand charge to earnings in the fourth quarter of 2008 (a $.02 reduction in diluted earnings per share).  The remaining estimated fair value of our Lehman bond of $400 thousand was included in non-performing assets at December 31, 2008 and the end of the first two quarters of 2009.  During the third quarter of 2009, we sold the Lehman bond for $340 thousand and recorded an additional loss of $60 thousand at that time.

At September 30, 2009 the remaining corporate bonds and other debt securities in our investment securities portfolio amounted to only $1.3 million.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac in the third quarter of 2008, when the federal government took over those entities.   As of September 30, 2009, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

Economic Downturn—Impact on Liquidity:  We did not experience and have not experienced any liquidity issues during 2008 or thus far in 2009.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed in recent periods, except for some increases in the maximum borrowing capacity.  In general, to satisfy our liquidity needs we have relied on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.  (See our general liquidity discussion on page 40.)

Increase in Shareholder Equity:  At September 30, 2009, our tangible book value per share (a non-GAAP financial measure [see page 20] calculated based on shareholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $11.26, an increase of $1.19, or 11.8%, from year-end 2008.  Our total shareholders’ equity at period-end 2009 increased 10.7% over the year-end 2008 level.  Major changes to shareholders’ equity during the 2009 nine-month period included: i) $16.7 million of net income; ii) a $3.1 million net unrealized gain in securities available-for-sale, offset by; iii) cash dividends of $7.9 million; and iv) repurchases of our own common stock of $2.4 million.  As of the last trading day of the 2009 period, our closing stock price was $27.20 resulting in a trading multiple of 2.42 to our tangible book value.  We also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong financial and liquidity positions at year-end, we elected in January 2009 not to participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP), even though we had been approved to participate by the Treasury Department.

Quarterly cash dividends of $.24 per share were paid for each of the first three quarters of 2009, as adjusted for the 3% stock dividend distributed in September 2009, and on October 29, 2009, the Board declared a cash dividend of $.25 for the fourth quarter of 2009 which is payable on December 15, 2009.

Other Key Financial Results

We reported earnings of $5.062 million for the third quarter of 2009, an increase of $54 thousand, or 1.1%, as compared to $5.008 million for the third quarter of 2008.  Diluted earnings per share were $.46 for both respective quarters.   However, the recognition of an other-than-temporary loss on our Lehman bond, mentioned above, in the 2008 quarter had a $.07 negative impact on the 2008 third quarter diluted earnings per share.

The annualized returns on average assets were 1.13% and 1.20% for the third quarters of 2009 and 2008, respectively, a decrease of 7 basis points in the current quarter, or 5.8%.  The annualized returns on average equity were 14.72% and 15.99% for the third quarters of 2009 and 2008, respectively, again representing a decrease of 1.27 basis points, or 7.9%.

For the year-to-date periods, we reported earnings of $16.675 million for the first nine months of 2009, an increase of $1.250 million, or 8.1%, as compared to $15.425 million for the first nine months of 2008.  Diluted earnings per share were $1.52 and $1.41, for the respective periods, an increase of $.11, or 7.8%.   Certain events had a net $.14 positive impact on diluted earnings per share for the 2009 nine-month period, while certain events in the 2008 nine-month period had a net $.01 negative impact.  These transactions are discussed elsewhere in this report, and include for the 2009 period: an FDIC special assessment, a gain on the sale of our merchant bank card processing and the receipt of a court-ordered restitution payment relating to a former customer of our now-dissolved Vermont subsidiary bank dating back to the early 1990’s. Transactions for the 2008 period include the transactions related to our participation as a Visa member bank and the other-than-temporary impairment charge to earnings related to the Lehman bond.

The annualized returns on average assets were 1.29% and 1.26% for the first nine months of 2009 and 2008, respectively, an increase of 3 basis points, or 2.4%.  The annualized returns on average equity were 16.77% and 16.46% for the first nine months of 2009 and 2008, respectively, an increase of 0.31 basis points, or 1.9%.

Total assets were $1.836 billion at September 30, 2009, which represented an increase of $163.2 million, or 9.8%, above the level at September 30, 2008, and an increase of $171.2 million, or 10.3%, from the December 31, 2008 level.  The increase from the year-end total was primarily attributable to an increase in deposit balances deployed in our investment portfolios along with proceeds from the net cash-flow on our loan portfolio, which decreased by $3.2 million from year-end 2008.

Shareholders’ equity was $139.3 million at September 30, 2009, an increase of $13.9 million, or 11.1%, from the year earlier level.  Shareholders' equity increased $13.5 million from the December 31, 2008 level of $125.8 million.  The components of the change in shareholders’ equity since year-end 2008 are presented in the Consolidated Statement of Changes in Shareholders’ Equity on page 5, and are discussed in more detail in the preceding section entitled, “Increase in Shareholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratios for our holding company and both of our banks continued to exceed regulatory minimum requirements at period-end.  At September 30, 2009 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
Selected Balance Sheet Data:	Sep 2009	Dec 2008	Sep 2008	From Dec	From Sep	From Dec	From Sep
Federal Funds Sold & Interest-Bearing Bank Balances	$ 79,375	$ 21,099	$ ---	$ 58,276	$ 79,375	276.2%	---%
Securities Available-for-Sale	412,798	325,090	350,526	87,708	62,272	27.0	17.8
Securities Held-to-Maturity	162,197	133,976	131,438	28,221	30,759	21.1	23.4
Loans (1)	1,106,657	1,109,812	1,106,506	(3,155)	151	(0.3)	---
Allowance for Loan Losses	13,841	13,272	12,785	569	1,056	4.3	8.3
Earning Assets (1)	1,761,027	1,589,977	1,588,470	171,050	172,557	10.8	10.9
Total Assets	1,836,283	1,665,086	1,673,051	171,197	163,232	10.3	9.8

Demand Deposits	$ 197,987	$ 182,613	$ 190,452	$ 15,374	$ 7,535	8.4	4.0
NOW, Regular Savings & Money Market Deposit Accounts	818,025	688,752	675,219	129,273	142,806	18.8	21.1
Time Deposits of $100,000 or More	163,337	157,187	166,124	6,150	(2,787)	3.9	(1.7)
Other Time Deposits	253,133	246,511	240,181	6,622	12,952	2.7	5.4
Total Deposits	$1,432,482	$1,275,063	$1,271,976	$157,419	$160,506	12.3	12.6
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 60,592	$ 59,339	$ 71,064	$ 1,253	$(10,472)	2.1	(14.7)
FHLB Advances	160,000	160,000	160,000	---	---	---	---
Shareholders' Equity	139,304	125,802	125,397	13,502	13,907	10.7	11.1

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  Municipal deposits on average have represented 18% to over 25% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.  Although municipal deposit balances are seasonally high during September and October, these period-end balances at September 30, 2009 were $98.7 million, or 37.2%, higher than the balance at September 30, 2008 due both to an increase in the balances of our existing municipalities and the addition of one large municipality in 2009.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term higher yielding loans and investments and hence our earnings level is affected by the shape of the yield curve.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  With the sharp decline in short-term interest rates in the fourth quarter of 2008, the yield curve regained a more traditional upward slope as longer-term rates tended to resist any comparable downward movement, which extended through the first three quarters of 2009.

Changes in Sources of Funds:  Our increase in total deposits from December 31, 2008 to September 30, 2009 was $157.4 million, or 12.3%, of which $96.0 million of the increase was attributable to growth in municipal deposits.  We also experienced a significant increase in internally generated non-municipal deposit balances of $61.4 million, or 6.1%, from December 31, 2008 to September 30, 2009 with increases occurring among all categories of deposits.  At September 30, 2009 federal fund sold and securities sold under agreements to repurchase were essentially the same as the December 31, 2008 amounts and FHLB advances remained unchanged, as well.

Changes in Earning Assets:  Our loan portfolio decreased by $3.2 million, or 0.3%, from December 31, 2008 to September 30, 2009.  We experienced the following trends in our three largest segments:

1.

Indirect and other consumer loans – we experienced a $21.7 million, or 6.0%, decrease in the level of indirect loans during the first nine months of 2009, reflecting a 27.6% decrease in the level of originations from the first nine months of 2008.  Originations were more than offset by prepayments and normal amortization.

2.

Residential real estate loans – these loans increased by $17.3 million from December 31, 2008 to September 30, 2009, as we closed on loans of approximately $72.8 million, which exceeded residential real estate loan sales, prepayments and normal amortization.

3.

Commercial and commercial real estate loans – period-end balances for this segment were up modestly from year-end 2008 balances, reflecting moderating demand for commercial lending.

During the nine-month period, funds not committed to loan originations were primarily placed in securities available-for-sale (up $87.7 million, or 27.0%, from year-end).  We also purchased securities for our held-to-maturity portfolio, which increased $28.2 million, or 21.1%, from year-end 2008.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Demand Deposits	$ 199,611	$ 186,033	$ 180,966	$ 188,638	$ 200,193
Interest-Bearing Demand Deposits	443,841	451,350	424,154	406,206	353,171
Regular and Money Market Savings	310,991	298,180	289,481	285,986	288,307
Time Deposits of $100,000 or More	167,681	145,335	152,744	165,725	178,041
Other Time Deposits	253,359	249,650	246,777	244,155	242,069
Total Deposits	$1,375,483	$1,330,548	$1,294,122	$1,290,710	$1,261,781

Percentage of Average Quarterly Deposits

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Demand Deposits	14.5%	14.0%	14.0%	14.6%	15.9%
Interest-Bearing Demand Deposits	32.3	33.9	32.8	31.5	28.0
Regular and Money Market Savings	22.6	22.4	22.4	22.2	22.8
Time Deposits of $100,000 or More	12.2	10.9	11.8	12.8	14.1
Other Time Deposits	18.4	18.8	19.0	18.9	19.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second and third quarters.  Deposit balances followed this pattern for the first three quarters of 2009 as the average balance increased only $3.4 million, or 0.3%, from the fourth quarter of 2008 to the first quarter of 2009, while the average deposit balance for the second quarter of 2009 increased by $36.4 million, or 2.8%, from the first quarter of 2009.  The increase from the second quarter of 2009 to the third quarter was $44.9 million, or 3.4%, compared to an increase of $22.5 million, or 1.8%, between the same 2008 periods.

During the first three quarters of 2009, the rates we paid on deposits continued to decrease across all types of deposit categories.

Quarterly Cost of Deposits

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.02	1.15	1.18	1.28	1.31
Regular and Money Market Savings	0.64	0.69	0.76	1.02	1.19
Time Deposits of $100,000 or More	2.19	2.62	2.72	2.87	2.88
Other Time Deposits	2.87	3.02	3.17	3.25	3.23
Total Deposits	1.27	1.40	1.48	1.61	1.67

Impact of Interest Rate Changes 2005 – 2009

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Rates 2005 – 2009.  Throughout 2005, following actions commenced in mid-2004, the Fed continued to raise the targeted federal funds rate with a series of 25 basis point increases, reaching 5.25% by mid-2006.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately, as lending, particularly mortgage lending, continued to expand nationwide at a rapid rate through delivery channels that include not only regulated lenders, such as commercial banks like us, but also unregulated lenders such as mortgage banks.

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

By the December 2007 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and throughout 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedentedly low range of 0% to .25%.  The target federal funds rate remained at 0% to .25% at the end of the just completed quarter.  Throughout this period of decreasing short-term rates, we saw an immediate impact in the reduced cost of our deposits, which we expect may continue to drop in upcoming periods but at a much more gradual pace as maturing time deposits reprice.  However, we may not realize a further sizable reduction in our cost of deposits, as prevailing short-term rates are not expected to decrease, in fact cannot decrease, by any significant additional amount.

Changes in the Yield Curve 2005 – 2009.  An important development with regard to the effect of rate changes on our profitability in the mid-2004 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional positive spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in the reduction of our net interest income from 2005 through 2007, as our rate spread and margin declined.

At the end of the second quarter of 2007, however, the yield on short-term securities began to drop below the yield on long-term securities.  The resulting increase in rate spread was further enhanced when long-term rates held steady after the Fed lowered short-term rates in September 2007.  Because market perceptions and expectations are now changing regarding possible reappearance of inflation in “out” years, the need to price more risk into long-term assets (loans and investments), long-term rates of assets and liabilities may be expected to stabilize, or perhaps even rise (other than assets and liabilities guaranteed by the federal government), even though short-term rates have dropped sharply in recent quarters.  Therefore, the yield curve may continue to reflect its more traditional upward-sloping shape for some time.

Of course, any credit or asset quality erosion we might experience would reduce and may possibly outweigh the benefit we would otherwise likely experience from the return and persistence of a positively-sloped yield curve.  Even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality in recent periods may nevertheless experience some increasing pressure on credit quality in upcoming periods (as we already have, to a very modest degree, in recent periods), especially if the national or our regional economy continues to weaken or suffers a series of reversals.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as residential or commercial mortgage or consumer-related borrowings diminish across the U.S. economy and the redeployment of funds by banks from maturing loans and assets into other high-quality assets becomes progressively more difficult.

Effect of Rate Changes on Our Margin; Changes in Our Margins 2005 – Late 2007.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and vice versa when prevailing rates being to increase, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  In 2005 through mid-2007, even as the Fed held rates steady, our net interest margin continued to suffer as a result of the flattening yield curve.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%, and subsequently increased slightly to 3.32% for each of the first two quarters of 2007.  In the third quarter of 2007 the margin decreased once again, to 3.29%.

Improvement in Our Margins Late 2007 to 2009.  From September 30, 2007 to mid-2008, our margin rapidly improved, principally due to the fact that rates on our interest-bearing liabilities began to reprice downward rapidly, while rates on our earning assets did not reprice downward as rapidly.  The dramatic reduction in short-term interest rates during this period had a significant positive impact on our net interest income and net interest margins.  In the fourth quarter of 2007, our margin expanded by three basis points, to 3.32%, and our margin for the 2008 first quarter was 3.56%, an increase of 24 basis points.  The margin increased by another 36 basis points to 3.92% for the second quarter of 2008 and held steady for the next three quarters, with margins of 3.93%, 3.92% and 3.90%, respectively, through the first quarter of 2009.  However, our margin thereafter decreased in the second and third quarters of 2009 to 3.77% and 3.73%, respectively.  During the most recent quarter, the decrease in the yield on our loan portfolio was slightly larger than the decrease in the cost of our deposits.  The fact that our loan balances were decreasing and that we held an increasing portion of our earning assets in overnight funds, which were eventually placed into our investment portfolio at much lower yields than on our loan portfolio, was the primary factor in the decrease in our net interest margin.

We expect that our margin may continue to contract in upcoming periods as aggregate dollar amount repricing downward in the investment and loan portfolios exceeds dollar volume of repricings in our deposit and wholesale funding portfolios.  Our ability to reduce the rates paid on some of our non-maturity deposit products, even assuming short-term funding rates continue to decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Non-Deposit Sources of Funds

We have borrowed funds from the Federal Home Loan Bank of New York ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  These structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  As of September 30, 2009 FHLB advances represented 8.7% our outstanding assets.

The $20 million of trust preferred securities identified on our consolidated balance sheet as of September 30, 2009 (referred to as “Junior Subordinated Obligations to Unconsolidated Subsidiary Trusts”) qualify as regulatory capital under the bank regulators’ current capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 38 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital, or in the event of an adverse change in tax laws.

Loan Portfolio Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Commercial and Commercial Real Estate	$ 304,968	$ 304,381	$ 305,246	$ 308,232	$ 306,160
Residential Real Estate	343,948	335,572	339,597	340,486	334,489
Home Equity	61,819	58,173	54,857	51,887	48,358
Indirect Consumer Loans	343,751	348,807	355,937	358,945	342,526
Other Consumer Loans [1]	45,335	46,582	48,534	50,428	51,758
Total Loans	$1,099,821	$1,093,515	$1,104,171	$1,109,978	$1,083,291

Percentage of Quarterly Average Loans

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Commercial and Commercial Real Estate	27.7%	27.8%	27.6%	27.8%	28.3%
Residential Real Estate	31.3	30.7	30.8	30.7	30.9
Home Equity	5.6	5.3	5.0	4.7	4.4
Indirect Consumer Loans	31.3	31.9	32.2	32.3	31.6
Other Consumer Loans	4.1	4.3	4.4	4.5	4.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

1 The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Real Estate Market Volatility:  During the second half of 2008 and into the first three quarters of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime or other low-quality residential mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In addition, as the economic downturn continued into 2009, many financial institutions began to experience an erosion in their commercial real estate loan portfolios, as business contractions generated higher vacancies in the office space market.  Many lending institutions suffered sizable charge-offs and losses in their loan and investment securities portfolios in the second half of 2008 and first three quarters of 2009 as a result of their holdings of such loans or investment securities collateralized by them.  We did not experience sizable or any significant losses of this sort.

No Subprime Mortgage Activities:  We have never engaged in subprime or other non-traditional mortgage lending as a business line and we have never acquired any subprime mortgage loans.  On occasion we may have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income neighborhoods within our service area.  However, we are a prime lender and apply prime lending standards and have not, through September 30, 2009, experienced any significant deterioration in our loan portfolio, including residential and commercial mortgage loans, despite the recent increase in stress affecting credit markets generally.

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

However, during the last quarter of 2008, as well as most of the second quarter of 2009, as the government sponsored enterprises (GSEs) Fannie Mae and Freddie Mac began to dominate the stressed home mortgage market and to offer lower-rate mortgages that the non-GSE market was not always able to match, we once again elected to sell most of our originations, generally to Freddie Mac.

During June 2009, yields on longer-term investments, including mortgage-backed securities, began to rise to the point where we decided again to retain most new originations in our own portfolio.  However, there has been significant volatility in longer-term rates during this period whereas the short-term targeted federal funds rate has stayed in the range of zero to 25 basis points.

During the first three quarters of 2009, we closed on $72.8 million of residential real estate loans, of which we sold approximately $20.3 million to Freddie Mac.  Balances increased in this portfolio from December 31, 2008 to September 30, 2009 by $21.7 million, or 6.0%, while the balances in our two other large portfolios decreased in this nine-month period.  However, if we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, and we decide to no longer hold these loans in our portfolio, we may actually experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans: In the early years of the current decade, indirect consumer loans (consisting principally of automobile loans financed through local dealerships where we acquire the dealer paper) was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans also was the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has fluctuated in size but not substantially increased, with periods of expansion followed by contraction.  Although, over the period the segment experienced a small amount of growth in absolute terms, it decreased as a percentage of the overall portfolio.  This curtailment in growth of our indirect loan portfolio was largely the result of aggressive campaigns of zero-rate or otherwise subsidized financing offered by auto manufacturers from time to time during recent years.

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

In the last quarter of 2007 and the first two quarters of 2008, we again encountered enhanced rate competition in the indirect (auto) loan area, both from other lenders and the finance affiliates of the auto manufacturers, who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the last two quarters of 2008, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the indirect loan market increased and our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.

During the first three quarters of 2009, U.S. automobile manufactures experienced severe financial difficulty and a low volume of new car sales not experienced in several years (although there was a spike in sales during the “cash for clunkers” program in Summer 2009, followed by a significant decrease in car sales in September).  Foreign car sales have also declined in comparison to the prior year.  Accordingly, we experienced a 20.8% decrease in indirect loan originations for the first nine months of 2009 compared to the first nine months of 2008.

 At September 30, 2009, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent dramatic reduction in auto demand continues, our indirect consumer loan portfolio is not likely to experience significant growth, if any, and may further diminish in size, in real terms or as a percentage of the total portfolio or both, regardless of whether the auto company affiliates resume their offering of highly-subsidized vehicle loans.

Commercial, Commercial Real Estate and Construction and Land Development Loans: We have experienced moderate to strong demand for commercial loans for the past several years, and thus commercial and commercial real estate loan balances have grown significantly, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2008 as the outstanding balance in this category grew by $21.3 million, or 8.0%, from year-end 2007.

Demand in this segment began to slow in the first quarter of 2009 and commercial loan balances actually declined slightly by $2.4 million in the second quarter and grew nominally in the third quarter as loan originations were offset by maturities, amortization and prepaid loans.

Substantially all commercial and commercial real estate loans in our portfolio are extended to owner-occupied businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in our commercial loan portfolio in recent quarters, although in the last few months on a national scale, the commercial real estate market has begun to give signs of substantial weakness, as vacancy rates have increased in most urban markets and capitalization rates for commercial properties generally have increased, indicating falling values.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Commercial and Commercial Real Estate	6.23%	6.30%	6.41%	6.48%	6.61%
Residential Real Estate	5.87	6.01	6.11	6.00	6.00
Home Equity	3.22	3.25	3.33	4.74	4.91
Indirect Consumer Loans	6.34	6.27	6.30	6.36	6.35
Other Consumer Loans	7.33	7.28	7.35	7.34	7.36
Total Loans	6.03	6.08	6.17	6.25	6.30

In the first three quarters of 2009 the average yield on our loan portfolio declined by 8, 9 and 5 basis points, respectively, for an aggregate decline from 6.25% in the fourth quarter of 2008 to 6.03% in third quarter 2009, due primarily to competitive pressures on rates for new commercial and commercial real estate loans as well as rates earned on indirect automobile loans.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) were at very low yields during the last 3 quarters and we sold many of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on loans was matched by 13, 8 and 13 basis point declines in our cost of deposits during the same three quarters, continuing the trend from preceding quarters.  However, we expect that the future decrease in the cost of deposits will be less than the decrease in the yield on our loans.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 30 under the heading "Impact of Interest Rate Changes 2005 - 2009."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of market rate changes on our deposit portfolio (which is felt relatively quickly) and the impact of such changes on our loan portfolio (which occurs more slowly).  This time lag tends to have a positive impact on net interest margins during the early stages of a rate decline period and a negative impact on the margin during the early stages of a rate increase period.

Investment Portfolio Trends

The following table presents the changes in the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2008 to September 30, 2009 (in thousands):

	Period End Balances			Net Unrealized Gain (Loss)
	Sep 2009	Dec 2008	Change	Sep 2009	Dec 2008	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$ 140,604	$ 11,528	$129,076	$ 826	$ 153	$ 673
State and Municipal Obligations	19,481	15,446	4,035	95	36	59
Collateralized Mortgage Obligations	151,127	185,830	(34,703)	6,463	2,574	3,889
Mortgage-Backed Securities - Residential	89,254	93,849	(4,595)	2,406	1,949	457
Corporate and Other Debt Securities	1,305	7,433	(6,128)	(150)	(478)	328
Mutual Funds and Equity Securities	11,027	11,004	23	(421)	(206)	(215)
Total	$412,798	$325,090	$ 87,708	$9,219	$4,028	$5,191

Securities Held-to-Maturity:
State and Municipal Obligations	$161,197	$133,976	$27,221	$4,597	$355	$4,242
Corporate and Other Debt Securities	1,000	---	1,000	---	---	---
Total	$162,197	$133,976	$ 28,221	$4,597	$355	$4,242

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities, both in the available-for-sale portfolio and the held-to-maturity portfolio, where the fair value thereof is less than the amortized cost to determine if any other-than-temporary impairment exists as defined under generally accepted accounting principles.  As previously cited on page 26 of this Report, in the third and fourth quarters of 2008 we recognized an other-than-temporary impairment loss on a Lehman bond, the value of which was written down from its $2 million face value to a fair value of $400 thousand at December 31, 2008.  For both periods presented in the above table, other mortgage-backed securities consisted solely of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest payments received from mortgagors pursuant to the contractual obligations of the underlying mortgages.

Collateralized mortgage obligations (“CMOs”) separate the repayments of principal and interest into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase, exclusive of any other-than-temporary impairment of such securities discussed above.

We sold the Lehman bond in the third quarter of 2009, recording a loss on the sale of $60 thousand on the transaction.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Nine Months Ended
	Sep 2009	Sep 2008
Sales
Collateralized Mortgage Obligations	$12,464	$ ---
Corporate and Other Debt Securities	4,417	---
Mutual Funds and Equity Securities	95	5,547
Total Sales	$16,976	$5,547
Net Gains (Losses) on Securities Transactions	$329	$(29)

Purchases
Collateralized Mortgage Obligations	$ ---	$ 73,616
Mortgage-Backed Securities - Residential	25,528	15,481
U.S. Agency Securities	151,795	10,875
State and Municipal Obligations	12,127	5,784
Other	354	3,943
Total Purchases	$189,804	$109,699

Maturities & Calls	$89,989	$87,125

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands)

	Sep 2009	Jun 2009	Mar 2009	Dec 2008	Sep 2008
Loan Balances:
Period-End Loans	$1,106,657	$1,093,789	$1,098,842	$1,109,812	$1,106,506
Average Loans, Year-to-Date	1,099,153	1,098,813	1,104,171	1,071,384	1,058,426
Average Loans, Quarter-to-Date	1,099,821	1,093,515	1,104,171	1,109,978	1,083,291
Period-End Assets	1,836,283	1,718,632	1,712,664	1,665,086	1,673,051

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,272	$13,272	$13,272	$12,401	$12,401
Provision for Loan Losses, YTD	1,348	921	502	1,671	791
Loans Charged-off, YTD	(1,054)	(739)	(421)	(1,292)	(825)
Recoveries of Loans Previously Charged-off	275	172	97	492	418
Net Charge-offs, YTD	(779)	(567)	(324)	(800)	(407)
Allowance for Loan Losses, End of Period	$13,841	$13,626	$13,450	$13,272	$12,785

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$13,626	$13,450	$13,272	$12,785	$12,725
Provision for Loan Losses, QTD	427	419	502	880	253
Loans Charged-off, QTD	(315)	(318)	(421)	(466)	(263)
Recoveries of Loans Previously Charged-off	103	75	97	73	70
Net Charge-offs, QTD	(212)	(243)	(324)	(393)	(193)
Allowance for Loan Losses, End of Period	$13,841	$13,626	$13,450	$13,272	$12,785

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,905	$3,145	$3,401	$3,469	$2,424
Loans Past due 90 Days or More
and Still Accruing Interest	723	409	413	457	455
Total Nonperforming Loans	4,628	3,554	3,814	3,926	2,879
Nonaccrual Investments	---	400	400	400	800
Repossessed Assets	73	59	55	64	61
Other Real Estate Owned	---	---	310	581	270
Total Nonperforming Assets	$4,701	$4,013	$4,579	$4,971	$4,010

Asset Quality Ratios:
Allowance to Nonperforming Loans	299.07%	383.40%	352.65%	338.05%	444.08%
Allowance to Period-End Loans	1.25	1.25	1.22	1.20	1.16
Provision to Average Loans (Quarter)	0.15	0.15	0.18	0.32	0.09
Provision to Average Loans (YTD)	0.16	0.17	0.18	0.16	0.10
Net Charge-offs to Average Loans (Quarter)	0.08	0.09	0.12	0.14	0.07
Net Charge-offs to Average Loans (YTD)	0.09	0.10	0.12	0.07	0.05
Nonperforming Loans to Total Loans	0.42	0.32	0.35	0.35	0.26
Nonperforming Assets to Total Assets	0.26	0.23	0.27	0.30	0.24

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the third quarter of 2009, we made a provision for loan losses of $427 thousand following a provision of $419 thousand in the second quarter of 2009.  The third quarter of 2009 provision exceeded the $253 thousand provision for the third quarter of 2008 primarily due to the negative impact on the loan portfolio of the softening in the local economy.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250 thousand under FASB ASC Section 310-10-35 “Receivables – Subsequent Measurement.”   We evaluate the remainder of the portfolio under FASB ASC Topic 450 “Contingencies.”

Under our FASB ASC Topic 450 analysis, we group homogeneous loans by type, each with its own estimated loss rate.  Estimated losses, under our FASB ASC Topic 450 evaluation, reflect consideration of all significant factors that affect the collectibility of the portfolio as of the reporting date.  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

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

In the first three quarters of 2009, our net charge-offs were $324 thousand, $243 thousand and $212 thousand, respectively, down from $393 thousand in the fourth quarter of 2008 but up from the net charge-offs for the comparable quarters in 2008.  Our loss ratios (annualized) similarly were down for the first three quarters of 2009 (.12%, .09% and .08%, respectively) from .14% in the fourth quarter of 2008.  These ratios were all very good by industry standards.  The loss ratio for bank holding companies in our peer group was .65% for the year ended December 31, 2008 and rose to 1.07% by June 30, 2009.  This peer group loss ratio has ranged from .13% to .65% in the past five calendar years (2004-2008).

While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, in performing our analysis of the provision for loan losses and the allowance, we also consider and adjust historical loss factors for qualitative and environmental factors that, in our experience and judgment, are likely to result in or be accompanied by credit losses associated with our existing portfolio.  In our most recent analysis, these factors included:

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

Risk Elements

Our nonperforming assets at September 30, 2009 amounted to $4.7 million, a decrease of $270 thousand, or 5.4%, from the December 31, 2008 total, and an increase of $691 thousand, or 17.2%, from the September 30, 2008 total.  In the comparison of September 30, 2009 totals to year-end 2008, the decrease was primarily attributable to the net impact of an increase in nonaccrual loans and the offsetting sales of other real estate owned and our nonaccrual Lehman bond.  Our .26% ratio of nonperforming assets to total assets at September 30, 2009 was well below comparable recent ratios experienced by our peer group, which were 2.22% at December 31, 2008 and 3.06% at June 30, 2009.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $8.3 million and represented 0.75% of loans outstanding at September 30, 2009, an increase of $1.8 million from the $6.6 million of such loans at September 30, 2008, which represented 0.62% of loans then outstanding.  These other non-current loans past due 30 to 89 days at September 30, 2009 were composed of approximately $6.4 million of consumer loans, principally indirect automobile loans, $1.6 million of residential real estate loans and $0.3 million of commercial loans.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans), which typically is a very small percentage of our portfolio, depend principally on economic conditions in our geographic market area of northeastern New York State.  The economy in this area has been relatively stable in recent years, at least through year-end 2008, but the general weakening of the U.S. economy in 2009 well underway is likely to have an adverse effect on the economy in our market area as well.  If the economic downturn continues or worsens, we may be impacted by the recession to a greater degree in the future. Even so, at this time we do not currently anticipate significant increases in upcoming periods in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Shareholders' equity increased $13.5 million during the first nine months of 2009, from $125.8 million to $139.3 million.  Components of the change in shareholders' equity over the nine-month period are presented in the Consolidated Statement of Changes in Shareholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Shareholder Equity” on page 27.  We paid a cash dividend of $.24 for each of the first three quarters of 2009, as adjusted for the 3% stock dividend distributed on September 29, 2009.

In 2008, the Company guaranteed a $1.0 million loan made by our subsidiary bank, Glens Falls National Bank and Trust Company, to the Company’s ESOP.  The loan proceeds were used by the ESOP to purchase shares of our Common Stock in the open market which will be allocated to individual employee accounts in future periods as the loan is repaid.  Similarly, in 2007, the Company guaranteed a $1.5 million loan from Glens Falls National Bank to the ESOP, also used to purchase Company Common Stock in the open market.  As long as and to the extent that these loans remain unpaid and the shares remain unallocated, the value of the unallocated shares will be reflected as a reduction to shareholders’ equity.

On April 29, 2009 the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market or negotiated transactions.  This 2009 program replaced a similar $5 million stock repurchase program approved one year earlier, in April 2008, of which amount approximately $2.7 million was used to make repurchases prior to replacement of the 2008 program with the 2009 program.  See Part II, Item 2 of this Report for information on stock repurchases by the Company, including under the repurchase programs, in the third quarter of 2009.  Management may effect additional stock repurchases under the 2009 program from time to time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, a leverage ratio test and risk-based capital guidelines.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion in the following paragraph), less intangible assets, net of associated deferred tax liabilities.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.

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

In light of the current economic downturn, triggered at least in part by insufficient capital and reserves at major U.S. financial institutions, federal bank regulators are currently reviewing existing financial institution regulatory capital guidelines. There is considerable speculation in the financial press, as a consequence of the current financial crises, that regulatory capital guidelines for U.S. financial institutions will be increased, by legislation or regulation, in the near future.  Management is unable to predict the likelihood, magnitude or ultimate impact on the Company of any such changes.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of September 30, 2009, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.63%	14.12%	15.37%
Glens Falls National Bank & Trust Co.	8.57	14.48	15.73
Saratoga National Bank & Trust Co.	8.70	12.30	13.55

Regulatory Minimum	3.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at September 30, 2009 were well above current minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under FDICIA, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On October 29, 2009, the Board of Directors declared the 2009 fourth quarter cash dividend of $.25 payable on December 15, 2009.

Quarterly Per Share Stock Prices and Dividends

(Restated for the September 2009 3% stock dividend)

			Cash Dividends Declared

	Market Price
	Low	High
2008
First Quarter	$17.961	$23.000	$.23
Second Quarter	17.476	23.641	.23
Third Quarter	17.272	31.767	.24
Fourth Quarter	20.874	29.107	.24

2009
First Quarter	$18.204	$25.447	$.24
Second Quarter	20.388	27.184	.24
Third Quarter	24.272	29.750	.24
Fourth Quarter (payable December 15, 2009)			.25

Quarter Ended September 30,	2009	2008
Dividends Per Share	$.24	$.24
Diluted Earnings Per Share	.46	.46
Dividend Payout Ratio	52.17%	52.17%
Total Equity (in thousands)	$139,304	$125,397
Shares Issued and Outstanding (in thousands)	10,916	10,825
Book Value Per Share	$12.76	$11.58
Intangible Assets (in thousands)	$16,353	$16,457
Tangible Book Value Per Share	$11.26	$10.06

LIQUIDITY

During the past several quarters, the financial markets have been challenging for many financial institutions.  As a result of these market conditions, many banks have experienced certain liquidity constraints, including substantially increased pricing (rates payable) to retain deposit balances, and many banks have utilized the Federal Reserve Bank’s discount window to secure adequate funding.  Banking regulators, in their examinations of banking institutions, have placed increased emphasis on liquidity considerations.  Because of Arrow’s favorable credit quality and strong balance sheet, we have not experienced any significant liquidity constraints for the first nine months of 2009.

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

Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to borrow funds quickly based on pledges of marketable investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $412.8 million at September 30, 2009.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to the above sources of liquidity, we have made arrangements for supplemental liquidity from additional off-balance sheet sources such as federal funds lines of credit with correspondent banks and borrowing capacity with the Federal Home Loan Bank of New York (“FHLBNY”).    The federal funds lines of credit are with three correspondent banks totaling $30 million.  The borrowing capacity with the FHLBNY includes overnight and 30 day term lines of credit each of which provided for a maximum borrowing capacity of $125.7 million at September 30, 2009.  If advanced, such borrowings are collateralized by mortgage-backed securities, loans and FHLBNY stock.

We also have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding that is typically accessible in a relatively short time period.  In addition, both of our subsidiary banks have established borrowing facilities with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At September 30, 2009, the amount available under this facility was approximately $216 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.

Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2009 Compared With

Three Months Ended September 30, 2008

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Sep 2009	Sep 2008	Change	% Change
Net Income	$5,062	$5,008	$54	1.1%
Diluted Earnings Per Share	.46	.46	---	---
Return on Average Assets	1.13%	1.20%	(.07)%	(5.8)
Return on Average Equity	14.72%	15.99%	(1.27)%	(7.9)

We reported earnings (net income) of $5.1 million for the third quarter of 2009, an increase of $54 thousand, or 1.1%, from the third quarter of 2008.   Diluted earnings per share were $.46 for both respective quarters.  The increase in net income was primarily attributable to an increase in net interest income resulting from continuing earning asset growth and maintenance of strong asset quality.  The increase in noninterest income was almost fully offset by an increase in noninterest expense.  As cited earlier, net income in the 2008 quarter reflected a charge to earnings resulting from the recognition of other-than-temporary impairment of the Lehman bond, discussed above under “Economic Downturn – Impact on Investment Securities” on page 26 of this Report.  This charge to earnings negatively impacted our noninterest income in the 2008 quarter. The following narrative discusses the quarter-to-quarter changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Sep 2008	Change	% Change
Interest and Dividend Income	$22,499	$23,302	$ (803)	(3.4)%
Interest Expense	6,462	7,690	(1,228)	(16.0)
Net Interest Income	$16,037	$15,612	$ 425	2.7

Tax-equivalent Adjustment	$835	$710	$125	17.6

Average Earning Assets (1)	$1,706,626	$1,580,408	$126,218	8.0
Average Paying Liabilities	1,417,218	1,308,191	109,027	8.3

Yield on Earning Assets (1)	5.23%	5.87%	(0.64)%	(10.9)
Cost of Paying Liabilities	1.81	2.34	(0.53)	(22.6)
Net Interest Spread	3.42	3.53	(0.11)	(3.1)
Net Interest Margin	3.73	3.93	(0.20)	(5.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.93% to 3.73% from the third quarter of 2008 to the third quarter of 2009.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 20, regarding the tax-equivalent calculation of net interest income and net interest margin, which are commonly used non-GAAP financial measures for banks.)  Net interest income for the just completed quarter, on a tax-equivalent basis, increased $425 thousand or 2.7%, from the third quarter of 2008.  The negative impact on net interest income in the just completed quarter of recent interest rate changes are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes 2005-2009" and “Loan Portfolio Trends.”  The $126.2 million, or 8.0%, increase in average earning assets in the quarter had a positive impact on the comparison of our net interest income between the two periods.

The provisions for loan losses were $427 thousand and 253 thousand for the quarters ended September 30, 2009 and 2008, respectively.  Our method to determine the provision for loan losses was discussed previously under the heading "Provision for Loan Losses" beginning on page 36.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Sep 2008	$Change	% Change
Income from Fiduciary Activities	$1,200	$1,349	$(149)	(11.0)%
Fees for Other Services to Customers	1,956	2,242	(286)	(12.8)
Net Gains on Securities Transactions	48	6	42	700.0
Other-Than-Temporary Impairment on Investment Securities	---	(1,210)	1,210	---
Insurance Commissions	727	528	199	37.7
Other Operating Income	45	174	(129)	(74.1)
Total Noninterest Income	$3,976	$3,089	$ 887	28.7

Noninterest income in the third quarter of 2009 increased by $887 thousand or 28.7%, from noninterest income in the year-earlier quarter, principally as a result of non-cash charges in the 2008 period related to the other-than-temporary impairment of the Lehman bond in our investment securities portfolio.  Absent this charge, noninterest income between the periods actually would have decreased $323 thousand, or 7.5%.

For the just completed 2009 quarter, income from fiduciary activities decreased $149 thousand, or 11.0%, from the comparable 2008 quarter.  The decrease mirrored a similar, significant decrease in assets under trust administration and investment management following the severe decline in the stock markets in the last three months of 2008 and the first three months of 2009.

At September 30, 2009, the market value of assets under trust administration and investment management amounted to $836.4 million, a decrease of $26.2 million, or 3.0%, from third quarter-end 2008.  However, the September 30, 2009 balance represented an increase of $65.1 million, or 8.4% from the balance at the end of the second quarter of 2009.  A significant portion of our fiduciary fees are indexed to the average dollar amount of assets under administration; thus, we would normally expect our fiduciary income to decrease in periods of declining stock and asset values proportionately to the decline.  An increase in stock market prices over full-year 2009 may not achieve an increase in income from fiduciary activities for 2009 as compared to 2008, if the average stock market price for 2009 still falls below the average price for 2008.

Income from fiduciary activities includes income from funds under investment management in The North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $204.6 million and $192.1 million at September 30, 2009 and 2008, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Our Company’s pension plan is included as an investor in the North Country Funds, and owned shares in the funds with a market value of approximately $14.5 million at December 31, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fee income, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) was $2.0 million for the third quarter of 2009, a decrease of $286 thousand, or 12.8%, from the 2008 quarter, with the decrease primarily related to a decrease in revenues derived from our merchant bank card processing business, which we sold in the first quarter of 2009.

During most of the third quarter of 2009, we held most of our newly originated residential real estate loans in our portfolio, although we did sell $1.0 million to Freddie Mac, resulting in net gains of $48 thousand, compared to $6 thousand for the 2008 quarter.  If we continue to keep newly originated loans in our own portfolio, as we have resumed doing at the end of the completed period in response to improved yields, then we would expect that these gains would be minimal in future quarters.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Sep 2008	Change	% Change
Salaries and Employee Benefits	$6,727	$5,883	$844	14.3%
Occupancy Expense of Premises, Net	789	841	(52)	(6.2)
Furniture and Equipment Expense	819	820	(1)	(0.1)
FDIC Assessment	439	203	236	116.3
Amortization of Intangible Assets	79	89	(10)	(11.2)
Other Operating Expense	2,548	2,696	(148)	(5.5)
Total Noninterest Expense	$11,401	$10,532	$869	8.3

Efficiency Ratio	56.71%	52.46%	4.25%	8.1

Noninterest expense for the third quarter of 2009 was $11.4 million, an increase of $869 thousand, or 8.3%, over the expense for the third quarter of 2008.  For the third quarter of 2009, our efficiency ratio was 56.7%, up from 52.5% from the prior year’s comparable quarter.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses and the effect of certain transactions, such as the gain on the sale of our merchant bank card processing).  See the discussion on page 20 of this report under the heading “Use of Non-GAAP Financial Measures.”   The efficiency ratio included by the Federal Reserve Board in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization or gain or loss on the sale of business lines.  The increase in our efficiency ratio from the prior year’s quarter reflects the following: i) the fact that our net interest income grew at a slower rate than our noninterest expenses; ii) noninterest income decreased (as adjusted); and iii) an increased FDIC deposit insurance base rate of 5 cents per $100 of deposits for 2008 to 12 cents for 2009.  Our efficiency ratio for the quarter ended June 30, 2009 of 55.24% compared favorably to the June 30, 2009 ratio of our peer group ratio of 75.55%.

Salaries and employee benefits expense increased $844 thousand, or 14.3%, from the third quarter of 2008 to the third quarter of 2009.  Salary expense increased 2.8% in the quarter due in part to an increase of 5.8 full-time equivalent employees.  Most of the period-to-period increase in employee benefit expenses was primarily attributable to an increase in costs for providing our defined benefit pension plan.  On an annualized basis, the ratio of total personnel expense (salaries and employee benefits) to average assets was 1.50% for the third quarter of 2009, 2 basis points higher than the ratio for our peer group of 1.48% during the first six months of 2009 when our ratio was 1.55%.

The decrease in occupancy expense in the 2009 quarter was primarily in the area of building utility expenses. Furniture and equipment expense was essentially unchanged from last year.

The increase in the FDIC’s deposit insurance rate in 2009 was responsible for the $236 thousand increase in our FDIC assessment for the completed quarter.  At the beginning of the current decade, most banks received zero or near-zero FDIC insurance assessments due to (then) adequate levels within the fund.  The resumption of deposit insurance assessments on banks such as ours began in 2007 with the lowest rate at 5 cents per $100 of insured deposits.  For that year, most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2008).  Our credit was fully utilized by the end of the first quarter of 2008.   Beginning in 2009, the lowest rate increased to 12 cents from 5 cents per $100 of insured deposits.

Other operating expense was $2.5 million for the third quarter of 2009, a decrease of $148 thousand, or 5.5%, from the third quarter of 2008.  The decrease was primarily attributable to a decrease in third-party computer processing expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2009	Sep 2008	Change	% Change
Provision for Income Taxes	$2,288	$2,198	$90	4.1%
Effective Tax Rate	31.13%	30.50%	0.63%	2.1

The provisions for federal and state income taxes amounted to $2.3 million and $2.2 million for the third quarters of 2009 and 2008, respectively.  The 63 basis point increase in our effective tax rate from the 2008 quarter to the 2009 quarter was due to the relative decrease in the tax-exempt portion of our investment securities portfolio in the current period.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2009 Compared With

Nine Months Ended September 30, 2008

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2009	Sep 2008	Change	% Change
Net Income	$16,675	$15,425	$1,250	8.1%
Diluted Earnings Per Share	1.52	1.41	.11	7.8
Return on Average Assets	1.29%	1.26%	.03%	2.4
Return on Average Equity	16.77%	16.46%	0.31%	1.9

For the first nine months of 2009, we reported earnings of $16.675 million, an increase of $1.250 million, or 8.1%, as compared to $15.425 million in earnings for the first nine months of 2008.  Diluted earnings per share were $1.52 and $1.41 for the respective periods, an increase of $.11, or 7.8%.   Certain events had a net $.15 per share positive impact on diluted earnings per share for the 2009 period and a net $.09 per share negative impact on the 2008 period total.  These certain transactions are included in the results in the tables “Summary of Noninterest Income” and “Summary of Noninterest Expense” in the following sections.  The transactions for the 2009 period include: a net gain on the sale of our merchant bank card processing and the receipt of a court-ordered restitution payment relating to a former customer of our long ago-dissolved Vermont subsidiary bank dating back to the early 1990’s, offset, in part, by a special FDIC assessment.  The certain transactions for the 2008 period include gains related to our participation as a Visa member bank and the sale of a building which were more than offset by the other-than-temporary impairment on our Lehman bond.

The annualized returns on average assets were 1.29% and 1.26% for the first nine months of 2009 and 2008, respectively, an increase of 3 basis points, or 2.4%.  The annualized returns on average equity were 16.77% and 16.46% for the first nine months of 2009 and 2008, respectively, an increase of 31 basis points, or 1.9%.

The following narrative discusses the nine-month to nine-month changes in net interest income, other income, other expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Tax-equivalent Basis)

(Dollars in Thousands)

	Nine Months Ended
	Sep 2009	Sep 2008	Change	% Change
Interest and Dividend Income	$67,006	$68,995	$(1,989)	(2.9)%
Interest Expense	19,970	24,736	(4,766)	(19.3)
Net Interest Income	$47,036	$44,259	$2,777	6.3

Tax-equivalent Adjustment	$2,318	$2,206	$112	5.1

Average Earning Assets (1)	$1,657,111	$1,553,046	$104,065	6.7
Average Paying Liabilities	1,382,287	1,289,771	92,516	7.2

Yield on Earning Assets (1)	5.41%	5.93%	(0.52)%	(8.8)
Cost of Paying Liabilities	1.93	2.56	(0.63)	(24.6)
Net Interest Spread	3.48	3.37	0.11	3.3
Net Interest Margin	3.79	3.81	(0.02)	(0.5)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased, from 3.81% to 3.79%, from the first nine months of 2008 to the first nine months of 2009.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 20, regarding net interest income and net interest margin, which are commonly used non-GAAP financial measures.)  Net interest income for the current period, on a tax- equivalent basis, increased $2.8 million, or 6.3%, from the first nine months of 2008.  Although the net interest margin decreased between the two periods, the increase in average earning assets between the periods, which equaled $104.1 million for a 6.7% increase, more than offset the margin shrinkage resulting in the increase in net interest income.

The impact of recent interest rate changes on our net interest income and margin are discussed above in this Report under the sections entitled “Impact of Interest Rate Changes 2005-2009" and “Loan Trends.”  In the 2008 second quarter, our net interest margin ended a period of quarter-to-quarter increases.  After leveling off, we saw net interest margin decline from the first quarter of 2009 in each successive quarter, a trend we expect may continue for the next few quarters as loan and investment yields may tend to reprice downwards more quickly than our deposit rates.

The provisions for loan losses were $1.348 million and $791 thousand for the nine months ended September 30, 2009 and 2008, respectively.  The considerations underlying the increase in the provision and our method for determining the provision were discussed previously under the heading "Provision for Loan Losses" in the 2009 period beginning on page 36.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2009	Sep 2008	$Change	% Change
Income from Fiduciary Activities	3,737	4,184	$(447)	(10.7)%
Fees for Other Services to Customers	5,937	6,318	(381)	(6.0)
Net Gains (Losses) on Securities Transactions	329	(29)	358	---
Net Gain on Sale of Merchant Bank Card Processing	2,966	---	2,966	---
Income from Restitution Payment	450	---	450	---
Other-Than-Temporary Impairment on Investment Securities	---	(1,210)	1,210	---
Gain on Visa Stock Redemption	---	749	(749)	---
Gain on Sale of Premises	---	115	(115)	---
Net Gains on the Sale of Loans	326	55	271	492.7
Insurance Commissions	1,822	1,575	247	15.7
Other Operating Income	220	360	(140)	(38.9)
Total Noninterest Income	$15,787	$12,117	$3,670	30.3

For the 2009 nine-month period, income from fiduciary activities decreased $447 thousand, or 10.7%, from the comparable 2008 period.  The decrease mirrored (and resulted from) a similar and significant decrease in the dollar value of assets under administration and management following the severe decline in the stock markets over and during the late 2008 to late 2009 period.

At September 30, 2009, the market value of assets under trust administration and investment management amounted to $836.4 million, a decrease of $26.2 million, or 3.0%, from September 30, 2008.  However, the September 30, 2009 balance represents an increase of $65.1 million, or 8.4% from the balance at the end of the second quarter of 2009.   A significant portion of our fiduciary fees are indexed to the average dollar amount of assets under administration and we normally expect (and experience) a change in our fiduciary fee income proportionate to our change in average dollar assets under administration.  An increase in stock market prices for the remainder of 2009 may still not achieve an overall increase in income from fiduciary activities for 2009 as compared to 2008, if the average stock market price for the year 2009 still falls below the average price for 2008.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $204.6 million at September 30, 2009, compared to $192.1 million at September 30, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $5.9 million for the first nine months of 2009, a decrease of $381 thousand, or 6.0%, from the 2008 period.  The decrease was primarily attributable to a decrease in fees we received from the merchant bank card processing business following our sale of that business in the first quarter of 2009.  That decrease was offset, in part, by an increase in fees on debit cards and other fee income.

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

In the first nine months of 2009, we sold many of our newly originated residential real estate loans to Freddie Mac, resulting in net gains of $326 thousand, compared to $55 thousand in gains for the 2008 period.

Other operating income includes net gains on the sale of other real estate owned, repossessed vehicles, fixed assets, as well as other miscellaneous revenues.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2009	Sep 2008	$Change	% Change
Salaries and Employee Benefits	$19,920	$17,911	$2,009	11.2%
Occupancy Expense of Premises, Net	2,616	2,616	---	---
Furniture and Equipment Expense	2,493	2,385	108	4.5
FDIC Special Assessment	787	---	787	---
FDIC Assessment	1,320	450	870	193.3
Amortization of Intangible Assets	247	271	(24)	(8.9)
Reversal of Visa Related Litigation Exposure	---	(306)	306	---
Other Operating Expense	7,510	7,793	(283)	(3.6)
Total Noninterest Expense	$34,893	$31,120	$3,773	12.1

Efficiency Ratio	58.20%	54.25%	3.95%	7.3

As adjusted for the FDIC special assessment and Visa transactions, discussed elsewhere, noninterest expense for the first nine months of 2009 was $34.1 million, an increase of $3.1 million, or 10.1%, over the expense for the first nine months of 2008.  For the first nine months of 2009, our efficiency ratio was 58.20%, up from 54.25% for the prior year’s nine-month period.  This ratio, where lower is better, is a non-GAAP financial measure that purports to reflect a financial institution's operating efficiency.  Our efficiency ratio is the ratio of our noninterest expense (excluding intangible asset amortization) to our net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses and the effect of certain transactions, such as the gain on the sale of our merchant bank card processing).  See the discussion on page 20 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Bank in its "Bank Holding Company Performance Reports" excludes net securities gains or losses, but does not exclude intangible asset amortization or certain transactions of the sort we exclude.  The adverse change in our efficiency ratio in 2009 from the prior year’s period principally reflects the fact that our noninterest income decreased in the 2009 period, as well as the FDIC special assessment and the increase in our base FDIC insurance rate in the 2009 period.  However, our efficiency ratio for the six-months ended June 30, 2009 of 55.24% compares favorably to the June 30, 2009 ratio of our peer group of 75.55%.

Salaries and employee benefits expense increased $2.0 million, or 11.2%, from the 2008 nine-month period to the 2009 period.  Salary expense increased 5.7% in the 2009 period due in part to an increase of 5.8 full-time equivalent employees.  The increase in the area of employee benefits expense was primarily attributable to increases in the costs associated with our defined benefit pension plan.

Occupancy expense in the 2009 period was essentially unchanged from the 2008 nine-month period.  The $108 thousand increase in furniture and equipment expenses was primarily attributable to increases in software maintenance expenses.

The increase in the FDIC’s general deposit insurance rates for banks in 2009 was responsible for the $870 thousand increase in our assessment for the first nine months of 2009 (not including the special assessment).  After a prolonged period of zero or near-zero assessments, the FDIC resumed deposit insurance assessments against all banks, including ours, in 2007 with the lowest rate at 5 cents per $100 of insured deposits.  At the time, most financial institutions received a one-time credit (see our discussion on page 7 of Form 10-K for December 31, 2008).  Our credit was fully utilized by the end of the first quarter of 2008.   Beginning in 2009, the lowest rate increased to 12 cents from 5 cents per $100 of insured deposits.

Other operating expense was $7.5 million for the first nine months of 2009, a decrease of $283 thousand, or 3.6% from the 2008 period.  The decrease was primarily attributable to a decrease in third-party computer processing expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2009	Sep 2008	Change	% Change
Provision for Income Taxes	$7,589	$6,834	$755	11.0%
Effective Tax Rate	31.28%	30.70%	0.58%	1.9

The increase in the effective tax rate from the 2008 period to the 2009 period was due to the relative decrease in the tax-exempt portion of our investment securities portfolio in the current period.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all rate-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth, a 200 basis point upward and 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro-rata shift in rates over a 12 month period.  However, at period-end 2009 the targeted and prevailing federal funds rate was already in a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of September 30, 2009, a 200 basis point increase in interest rates demonstrated a 1.1% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 1.1% decrease in net interest income.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.  On an ongoing basis, we generally are the subject of or a party to various legal claims, which arise in the normal course of our business.  The various pending legal claims against us as of September 30, 2009 will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 1.A.

Risk Factors

There have been no material changes to the risk factors as presented in our Annual Report on Form 10-K (for the year ended December 31, 2008).   Please refer to the Risk Factors listed in that previously filed document.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of our own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2009, as adjusted for the September 2009 3% stock dividend:

Third Quarter 2009 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	774	$26.98	---	$4,218,119
August	4,054	27.20	---	4,218,119
September	37,748	25.32	15,450	3,829,819
Total	42,576	25.53	15,450

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  July – DRIP purchases (531 shares), stock option exercises (243); August – DRIP purchases (1,446 shares), stock option exercises (2,608); September – DRIP purchases (17,548 shares), stock option exercises (4,750).

2Share amounts listed in column C for various periods include only those shares repurchased under the company’s publicly-announced stock repurchase program in effect during such period, which during the third quarter of 2009 was the $5 million stock repurchase program authorized by the Board of Directors in April 2009 (the “2009 Repurchase Program”), but do not include shares purchased under the DRIP or repurchased by Arrow upon exercise of outstanding stock options.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: November 9, 2009	/s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: November 9, 2009	/s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)