Form 10-K
period 2009-12-31
ARROW FINANCIAL CORP
filed 2010-03-05
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during

the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).			Yes No

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $233,441,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class			Outstanding as of February 22, 2010
Common Stock, par value $1.00 per share			10,924,856
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2010 (Part III)

ARROW FINANCIAL CORPORATION

FORM 10-K – TABLE OF CONTENTS

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 28, 2010.

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 296 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2009, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 13 and 14 of this Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	8	Last paragraph in Section D
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	24	Last paragraph
	Part II, Item 7.C.II.a.	25	3rd paragraph
	Part II, Item 7.C.II.a.	34	Last paragraph under “Indirect Loans”
	Part II, Item 7.C.II.a.	35	1st paragraph under table
	Part II, Item 7.C.IV.	39	1st paragraph
	Part II, Item 7A.	43	Last three paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	26	1st and 2nd paragraphs under “II. Provision For Loan Losses and Allowance For Loan Losses”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	34	1st paragraph under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	40	3rd to Last paragraph in Section D “Liquidity”
Dividend Capacity	Part I, Item 1.C.	6	3rd to last paragraph under Section C “Supervision and Regulation”
	Part II, Item 7.E.	41	Next to last paragraph in Section E
Pension Plan	Part IV, Item 15	68	Next to last paragraph
		72	Paragraph in “Cash Flows”
Commitments to Extend Credit	Part IV, Item 15	76	1st paragraph

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain component elements, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses, including other-than-temporary impairment, (excluded from noninterest income).  We follow these practices.

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity (as calculated under GAAP) less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets, as a category of assets, includes many items, such as goodwill.

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

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,571,797	$279,649
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$829,599	$37,555
Date Organized	1851	1988
Employees (full-time equivalent)	432	41
Offices	28	6
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 473 full-time equivalent employees at December 31, 2009.

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

In July 2008, we acquired the key operating assets, two employees and the trade name from U.S. Benefits, Inc., a provider of administrative and recordkeeping services for more complex retirement plans.  This acquisition allows the Company to offer enhanced and broadened services to retirement plan clients and will complement the fiduciary services currently offered by the Company through its trust administrative and investment management activities.

In April 2005, we acquired from HSBC Bank USA, N.A. (“HSBC”) three bank branches located within our service area.  Our subsidiary Glens Falls National acquired two HSBC branches located in Argyle and Salem, New York, and our subsidiary Saratoga National acquired a branch located in Corinth, New York.  The banks acquired substantially all deposit liabilities, the physical facilities and certain loans related to the branches.  At the closing of the acquisitions, total deposits of the three branches were approximately $62 million and the related loans were approximately $8 million.  The acquisition resulted in total intangible assets, including goodwill, of approximately $5.9 million.

In November 2004, we acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.735 million), covenant not to compete ($117 thousand) and portfolio expirations ($686 thousand).   The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 68,629 shares of Arrow’s common stock at the closing.  The agreement also provided for annual contingent post-closing payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over the five-year period following the closing.  We concluded that these contingent payments would be recorded as additional goodwill at the time of payment.  Total contingent payments, for the now completed five-year period, amounted to $898 thousand (35,120 shares).

In 2000, we formed a subsidiary, North Country Investment Advisers, Inc. (“NCIA”), which is an investment adviser registered with the U. S. Securities and Exchange Commission. NCIA advises two SEC-registered mutual funds, the North Country Intermediate Bond Fund™ and the North Country Equity Growth Fund™.  Currently, the investors in these funds consist primarily of individual, corporate and institutional trust customers of our Banks.  However, the funds are also offered on a retail basis at most of the branch locations of our banks.

B. LENDING ACTIVITIES

Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time-to-time we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and state housing agencies, while normally retaining the servicing rights.

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we have sold mortgage loans into a newly-formed trust and concurrently have purchased an equivalent amount of mortgage-backed securities issued by the trust that are guaranteed by Freddie Mac, with the sold loans representing the underlying collateral for the trust securities.  We have no contingent liability to unrelated parties under these securitization arrangements.  At December 31, 2009, the balance of these securitized loans remaining in our securities portfolio was approximately $2.1 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extensions of letters of credit and certain types of loans.

Generally, we continue to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems.  It is our policy to discontinue the accrual of interest on loans when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of repayment is, in the opinion of management, uncertain (see Part II, Item 7.C.II.c. “Risk Elements”). Subsequent cash payments on loans classified as nonaccrual may be applied all to principal, although income in some cases may be recognized on a cash basis.

We lend almost exclusively to borrowers within our geographic area, with the exception of our indirect consumer lending line of business where we acquire retail paper on primarily automobile loans.  We have an extensive network of automobile dealers, all of whom are located in New York State, that operate in a geographic area larger than our footprint primarily in the eastern region of upstate New York.  The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not participate in loan syndications, either as originator or as a participant.  Most of the portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees.

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

Currently, as a result of the financial crisis that has affected the United States and most of the world’s advanced nations, there has been much discussion in legal and regulatory circles about the need for fundamental financial reform in order to prevent a recurrence of the economic and financial collapse.  Among the areas of banking law and regulation most commonly identified as necessitating reform are inadequate capital standards, over-reliance on securitization of loans, inconsistency or inadequacy of bank regulatory oversight, lax underwriting standards, and expansion of permitted bank activities into inappropriate non-banking business.  It is impossible to predict at present what new banking laws or regulations ultimately will be enacted or promulgated or the impact thereof on our banks and our banking business, except to note that any such changes are likely to impose added restrictions on U.S. banks and banking activity generally, which may reduce profitability.

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

An important area of banking regulation is the federal banking system’s promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.  The FRB has adopted various "capital adequacy guidelines" for its use in the examination and supervision of bank holding companies.  The FRB’s risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting).  Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill.  Under the FRB’s guidelines, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital.  The final rule limits restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability.  We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses. The FRB’s other important guideline for measuring a bank holding company’s capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted).  For top-rated holding companies, the minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios.  Our subsidiary banks are subject to capital requirements similar to the capital requirements applicable at the holding company level described above.  Our banks’ capital requirements have been promulgated by their primary federal regulator, the OCC.  It is widely anticipated that prevailing capital guidelines will be strengthened by the regulatory authorities in upcoming years.

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as “well-capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2009 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 15 “Regulatory Matters” to the audited financial statements under Part II, Item 8 of this Report.

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time to time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company’s ability to pay dividends to our stockholders, and our subsidiary banks’ ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting our subsidiary banks) and the New York Business Corporation Law (affecting our holding company).  The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines and applicable law.

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

The Emergency Economic Stabilization Act of 2008 (EESA), which includes the Troubled Asset Relief Program (TARP), and the American Recovery and Reinvestment Act of 2008 (the ARRA) were enacted in response to the financial crises affecting the banking system and financial markets.  The EESA, the ARRA and related government programs include a variety of regulatory initiatives aimed at providing stability to the financial services industry and financial markets; however, many of these laws and programs are and will continue to impact the supervision and regulation of the banking industry.  The impact of certain of these laws and programs are addressed in the following section regarding Recent Legislative Developments.

D. RECENT LEGISLATIVE DEVELOPMENTS

The recently enacted federal laws addressing the financial crisis, including EESA and ARRA, and the related, recently established governmental programs, such as the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the U.S. Treasury’s Capital Purchase Program (CPP), a component of TARP, are discussed at the end of this section.

The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 became effective October 17, 2005. The Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, treatment of tax claims in bankruptcy, ancillary and cross-border cases, financial contract protection amendments to Chapter 12 governing family farmer reorganization, and special protection for patients of a health care business filing for bankruptcy.  This Act did not have a significant impact on our earnings or on our efforts to recover collateral on secured loans.  In January of 2008, Congress began to consider a bill that would give bankruptcy judges the power to alter rates, terms, balances and maturities of home mortgage loans.

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

The FICO was established by the Competitive Equality Banking Act of 1987, and is a mixed-ownership government corporation whose sole purpose was to issue bonds to insure thrift institutions. Outstanding FICO bonds, which are 30-year noncallable bonds with a principal amount of approximately $8.1 billion, mature in 2017 through 2019.  FICO has assessment authority, separate from the FDIC's authority to assess risk-based premiums for deposit insurance, to collect funds from all FDIC-insured institutions sufficient to pay interest on FICO bonds. The FDIC acts as collection agent for the FICO.  Since the first quarter of 2000, all FDIC-insured deposits have been assessed at the same rate by FICO.  For 2009, our FICO assessment was $141 thousand.

In 2007 the FDIC resumed charging financial institutions a premium under the new “risk-based assessment system.”  Under this system, institutions in Risk Category I (the lowest of four risk categories) will pay a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.  Both of our banks qualified for the 5 cent per $100 assessment rate during 2008.

The Federal Deposit Insurance Reform Act of 2005 allowed "eligible insured depository institutions" to share a one-time assessment credit pool of approximately $4.7 billion.  Our credit amounted to $747 thousand.  The credit was available to offset FDIC insurance premiums beginning in 2007, but not to offset the FICO bond assessment, which will continue through 2019.  The one-time credit fully offset our FDIC insurance premiums for 2008 and offset approximately $134 thousand of our $637 thousand 2008 FDIC premiums.

In 2008, in response to the level of claims against the Bank Insurance Fund, the FDIC announced that it would raise the lowest rate from 5 cents to 12 cents per $100 of assessable deposits beginning with the first quarter of 2008, which remained in effect throughout 2008 and 2009.  In addition, beginning with the second quarter of 2009, the FDIC added four new factors to the assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities (see Note 19 to the consolidated financial statements).

In 2009 the FDIC imposed a special assessment on all insured institutions, including our banks, at .05% of total assets as adjusted for Tier 1 capital.  We charged $787 thousand to earnings in the second quarter of 2009 for this assessment, which was paid on September 30, 2009.  In the fourth quarter of 2009, the FDIC collected prepaid assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Based on the current rate of 12 cents per $100 in 2009 and 2010 and 15 cents per $100 for 2011 and 2012, our prepaid assessment amounted to $6.8 million.  The expense will be ratably recorded over the respective periods as directed by the FDIC.  We are unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, although it is commonly understood that the FDIC insurance fund may not be adequate if bank failures continue at their present rate for any significant period of time and/or the cost to the FDIC of the bank failures recently resolved by it should prove even greater than was initially anticipated.

In late 2008, the FDIC adopted the TLGP to boost consumer confidence in funds deposited with insured institutions.  The TLGP allowed insured institutions to participate in two areas of additional insurance: 1) full coverage of noninterest-bearing accounts through December 31, 2009 at a cost of an additional 10 cents per $100 of additional insured deposits, and 2) a guarantee of certain newly-issued unsecured short-term senior debt issued by a bank holding company or bank on or before June 30, 2009, at a cost ranging from 50 to 100 basis points.  We elected to participate in both components of the TLGP, but did not issue any FDIC-guaranteed unsecured short-term debt before expiration of the program.  The cost for the additional deposit insurance was $18 thousand for 2009.

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

The EESA, the ARRA, and the related governmental programs include a variety of initiatives that could have a significant impact on the banking industry and on Arrow; however, the actual impact that these new laws and programs will have on the financial markets, the financial services industry and Arrow cannot be determined at this time.  In addition, various federal bills that would significantly affect banks have been introduced in Congress, including laws that would reform the regulatory agencies.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

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

F. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in mortgage lending from the very large and growing government sponsored entities “Fannie Mae” and “Freddie Mac,” who guarantee government-subsidized mortgage loans, that in 2009 accounted for a large majority of the total amount of mortgage loans extended in the U.S.  Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the various loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	61	Chairman, President and CEO since 2004. Prior to 2004, Mr. Hoy served as President and CEO. Mr. Hoy has been with the company since 1974.
Terry R. Goodemote	46

Senior Vice President, Treasurer and CFO since January 1, 2007.  Prior to 2007, Mr. Goodemote was Senior Vice President and head of the Accounting Division.  Mr. Goodemote has been with the company since 1992.

David S. DeMarco	48	Senior Vice President since May 1, 2009. Mr. DeMarco has been with the company since 1987.
Thomas J. Murphy	51	Vice President and Corporate Secretary since May 1, 2009. Prior to that, Mr. Murphy served as Assistant Corporate Secretary. Mr. Murphy has been with the company since 2004.
Raymond F. O’Conor	54	Senior Vice President since May 1, 2009. Mr. O’Conor has been with the company since 1985.

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

Difficult market conditions have adversely affected the financial services industry.  For many financial institutions, dramatic declines in the U.S. housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values.   To date, the impact of these adverse market conditions has been less significant on Arrow than it has been on many other U.S. financial institutions.  Write-downs at many of these other institutions, initially of asset-backed securities but spreading to other securities and loans, have caused a number of those institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.  Generally, in the financial services sector, this market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies at many institutions, lack of consumer confidence, increased market volatility and widespread reduction of business activity.  Although this turmoil has affected Arrow and our local markets less than certain other institutions and markets so far, the resulting economic pressure on consumers and lack of confidence in the financial markets has already, to some extent, adversely affected our business, financial condition and results of operations. Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Arrow and others in the financial institutions industry.

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

The domestic interest rate environment could negatively affect the company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two.  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates. Many commentators believe that the Federal Reserve and other central banks will begin to increase prevailing rates within the next 12 months or soon thereafter, and that this development may negatively affect banks’ profitability.  See the discussion under “Changes in Net Interest Income Due to Rate,” on page 24 of this Report.

If economic conditions worsen and the U.S. financial markets continue to experience difficulties, the company may experience limited access to credit markets.  As discussed under Part I, Item 7.D. “Liquidity,” the company has relationships with various third parties to provide overnight and longer-term credit arrangements.  As these third parties themselves have difficulty in accessing their own credit markets then we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.

If the value of real estate in our market area were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which might have a material adverse effect on us.  In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral, which in each case provides an alternate source of repayment in the event of default by the borrower.  This real property may deteriorate in value during the time the credit is outstanding.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Furthermore, the possibility of legislative changes at the Federal or State level, related to foreclosure proceedings, may result in negative impacts to financial institutions.

If securities prices should significantly decline in upcoming periods, we likely will experience a continuing reduction in income from fiduciary activities.  The most significant portion of the income we earn from managing assets in our fiduciary capacity is tied to the market value of those assets, i.e., investment securities.

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

Current levels of market volatility.  The market for certain investment securities, including mortgage-backed securities, has been highly volatile or inactive, and may not stabilize or resume in the near future.  This volatility can result in significant fluctuation in the prices of those securities, which could affect the results of our operations.

Changes in accounting standards may materially impact the company’s financial statements.  From time-to-time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements.

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

The company relies on other companies to provide key components of the company’s business infrastructure.  Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution.  These parties are beyond our control, and any problems caused or experienced by these third parties, including their not providing us their services or performing such services poorly, or not being able to continue to perform such services, could adversely affect our ability to deliver products and services to our customers and conduct our business.

The soundness of other financial institutions could adversely affect Arrow.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships.  Arrow has exposure to many different counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other financial institutions.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and to losses or defaults by Arrow or by other institutions and organizations.  Many of these transactions expose Arrow to credit risk in the event of default of our counterparty or client.  In addition, Arrow’s credit risk may be exacerbated when the collateral held by Arrow cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due Arrow.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

The company faces continuing and growing security risks to its own information base and to information on its customers.  The computer systems and network infrastructure that we use are always vulnerable to unforeseen problems, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion or general infrastructure failure.  These problems may arise in both our internally developed systems and the systems of our third-party service providers.  We constantly assess and attempt to improve our security systems and disaster preparedness, including back-up systems, but the risks in these areas are substantially escalating.

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

We may be adversely affected by government regulation.  We are subject to extensive federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not the company’s stockholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations.  Changes in governing law, regulations or regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and thereby hurt our revenues and profitability.

Item 1.B.  Unresolved Staff Comments - None

Item 2.  Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National Bank, our principal subsidiary.  We own twenty-eight branch offices and lease six others at market rates.

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

None in the fourth quarter of 2009.

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

    Securities

The common stock of Arrow Financial Corporation is traded on The Nasdaq Stock MarketSM under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by Nasdaq.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 28, 2009, we distributed a 3% stock dividend on our outstanding shares of common stock.

	2009			2008
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$18.93	$25.23	$.243	$17.96	$23.00	$.233
Second Quarter	22.35	26.89	.243	17.48	23.64	.233
Third Quarter	24.68	29.74	.243	17.27	31.77	.243
Fourth Quarter	24.06	27.77	.250	20.87	29.11	.243

The payment of cash dividends by Arrow is at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this report.

There were approximately 6,227 holders of record of Arrow’s common stock at December 31, 2009. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2009.  These equity compensation plans were our 2009 Long Term Incentive Plan ("Stock Plan"), our 2000 Director, Officer and Employee Stock Purchase Plan ("ESPP") and our Directors' Stock Plan.  Consistent with applicable law and regulation, the Stock Plan was approved by Arrow's shareholders, while the ESPP and the Directors' Stock Plan were not shareholder approved when they were adopted.  However, shareholders approved the Directors’ Stock Plan at their 2009 annual meeting when the plan was amended to add shares.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	439,322 (1)	$22.35	270,743 (2)
Equity Compensation Plans Not Approved by Security Holders	0	0	537,128 (3)
Total	439,322	$22.35	807,871

(1) Includes 439,222 shares of common stock issuable pursuant to outstanding stock options granted under the Stock Plan and predecessor stock plans.

(2) Includes 247,700 shares of common stock issuable under the Stock Plan and 23,043 shares of common stock available for future issuance under the Directors’ Stock Plan.

(3) All 537,128 shares of common stock are available for future issuance under the ESPP.

Description of Non-Stockholder Approved Plans.

Director, Officer and Employee Stock Purchase Plan.  The Director, Officer and Employee Stock Purchase Plan was adopted by the Board of Directors in 2000.  Under the plan, eligible participants (currently directors, officers, full-time employees and certain retirees) are permitted to acquire shares of common stock at a price that represents a small discount from the current market price of the stock by authorizing regular withholding from their paychecks or, in the case of directors or retirees, regular withdrawals from their bank deposit accounts.  Participants may also purchase shares on an ad hoc basis through optional cash contributions.  The maximum discount on shares acquired through regular withholdings or withdrawals is 5% (also the current discount).  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, shares are purchased at 100% of market price.  The total number of shares originally authorized for purchase under the Plan, as adjusted, was 798,812 shares.  There are maximum and minimum levels for participant contributions, which the Board of Directors may change from time to time.

Directors' Stock Plan.   The Directors' Stock Plan was originally adopted by the Board of Directors in 1999, and amended in 2009 with the approval of the shareholders.  It provides for the automatic issuance of shares of Common Stock to directors of Arrow and its subsidiary banks in lieu of cash director fees otherwise payable to them.  The portion of directors’ fees payable in stock (as opposed to in cash) is fixed each year in advance by the Board of Directors.  The total number of shares authorized for issuance under the Plan, as adjusted through December 31, 2009, is 64,619 shares.

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The historical information set forth below may not be indicative of the future results. The first graph presents the five-year period from December 31, 2004 to December 31, 2009 and the second graph presents the ten-year period from December 31, 1999 to December 31, 2009.

	TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Arrow Financial Corporation	100.00	89.91	90.96	84.89	103.40	110.07
Russell 2000 Index	100.00	104.56	123.75	121.83	80.66	102.59
NASDAQ Banks Index	100.00	97.69	109.63	86.90	63.36	53.09
Zacks $1B - $5B Bank Assets Index	100.00	109.32	118.20	105.20	63.16	73.32

Source:  Zacks Investment Research, Inc., Chicago, IL. Copyright 2010. All rights reserved. Used with permission.

	TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Arrow Financial Corporation	100.00	104.65	171.39	195.91	228.30	270.52	243.22	246.06	229.64	279.71	297.75
Russell 2000 Index	100.00	96.98	99.39	79.03	116.38	137.71	143.99	170.41	167.78	111.08	141.27
NASDAQ Banks Index	100.00	114.23	123.68	126.61	162.88	186.40	182.09	204.36	161.99	118.11	98.96
Zacks $1B - $5B Bank Assets Index	100.00	126.35	126.91	117.43	160.20	191.54	209.38	226.40	201.49	120.98	140.43

Source: Zacks Investment Research, Inc., Chicago, IL. Copyright 2010. All rights reserved. Used with permission.

The preceding stock performance graphs shall not be deemed incorporated by reference by virtue of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed as part of such other filings.

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2004 of Capital Financial Group, Inc. (CFG), an insurance agency specializing in the sale of group health and life insurance products, Arrow issued 68,629 shares, as adjusted, of its common stock to the former sole stockholder of CFG, in exchange for his CFG shares.  The terms of the acquisition included a post-closing purchase price adjustment provision, under which Arrow would also pay to the sole stockholder, over the 5-year period following closing, additional consideration in the form of additional shares of Arrow’s common stock, depending on the financial performance of CFG as a subsidiary of Arrow during such period.  Under this provision, Arrow issued an additional 35,120 shares to the sole stockholder over the now completed five year period.  All shares issued to the sole stockholder at the original closing and in post-closing adjustments have been issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because the sole stockholder was a New York resident and CFG was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2009 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	15,706	$25.73	15,000	$3,444,819
November	32,394	25.19	30,100	2,686,944
December	27,000	25.45	---	2,686,944
Total	75,100	25.40	45,100

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2009 - DRIP purchases (706 shares); November 2009 – DRIP purchases (2,294 shares) December 2009 – DRIP purchases (17,607 shares), stock options (9,393 shares).  DRIP purchases do not reflect so-called “netting” transactions, that is, purchases effected within the DRIP itself by the DRIP administrator consisting of monthly acquisitions of shares on behalf of purchasing participants who are investing funds in the plan from selling participants who are withdrawing funds from the plan.

2Includes those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs, but does not include shares purchased or subject to purchase under the DRIP or shares surrendered to Arrow upon exercise of options granted under any compensatory stock plans.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2009 under which the Board authorized a twelve-month maximum cumulative purchase of $5 million in stock.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2009	2008	2007	2006	2005
Interest and Dividend Income	$86,857	$89,508	$86,577	$80,611	$72,127
Interest Expense	26,492	32,277	40,283	34,743	24,114
Net Interest Income	60,365	57,231	46,294	45,868	48,013
Provision for Loan Losses	1,783	1,671	513	826	1,030
Net Interest Income After Provision for Loan Losses	58,582	55,560	45,781	45,042	46,983
Noninterest Income	19,235	15,886	16,288	15,883	14,584
Net (Losses) Gains on Securities Transactions	357	383	---	(102)	364
Noninterest Expense	46,592	42,393	37,930	36,807	35,189
Income Before Provision for Income Taxes	31,582	29,436	24,139	24,016	26,742
Provision for Income Taxes	9,790	8,999	6,807	7,124	8,103
Net Income	$21,792	$20,437	$17,332	$16,892	$18,639

Per Common Share: [1]
Basic Earnings	$ 2.00	$ 1.88	$ 1.57	$ 1.50	$ 1.64
Diluted Earnings	1.99	1.87	1.56	1.48	1.61

Per Common Share: [1]
Cash Dividends	$ .98	$ .95	$ .91	$ .89	$ .84
Book Value	12.90	11.58	11.17	10.52	10.37
Tangible Book Value [2]	11.37	10.07	9.65	9.01	8.84

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,841,627	$1,665,086	$1,584,846	$1,520,217	$1,519,603
Securities Available-for-Sale	437,706	315,414	328,496	307,902	317,061
Securities Held-to-Maturity	168,931	133,976	114,611	108,498	118,123
Loans	1,112,150	1,109,812	1,038,844	1,008,999	996,545
Nonperforming Assets	4,772	4,971	2,336	3,169	2,372
Deposits	1,443,566	1,275,063	1,204,200	1,186,397	1,165,763
Federal Home Loan Bank Advances	140,000	160,000	160,000	125,000	157,000
Other Borrowed Funds	93,908	79,956	73,719	68,324	63,054
Stockholders’ Equity	140,818	125,802	122,256	118,130	117,421

Selected Key Ratios:
Return on Average Assets	1.24%	1.24%	1.11%	1.11%	1.28%
Return on Average Equity	16.16	16.26	14.68	14.38	15.94
Dividend Payout [3]	49.25	51.04	58.39	59.87	52.27

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September

    2009 3% stock dividend.

2Tangible book value excludes intangible assets from total equity.

3Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents selected quarterly information for the fourth quarter of 2009 and the preceding four quarters:

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

(Share and per share amounts have been adjusted for the September 2009 3% stock dividend.)

	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Net Income	$5,117	$5,062	$4,931	$6,682	$5,012

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) (see page 21)	$(227)	$---	$ ---	$ ---	$(242)
Net Securities Gains	17	29	2	167	249
Net Gains on Sales of Loans	56	10	141	46	31
Net Gain on Sale of Merchant Bank Card Processing (see page 20)	---	---	161	1,630	---
Income from Restitution Payment (see page 29)	---	---	272	---	---
FDIC Special Assessment (see page 20)	---	---	(475)	---	---

Period End Shares Outstanding	10,917	10,916	10,909	10,901	10,863
Basic Average Shares Outstanding	10,910	10,912	10,901	10,892	10,840
Diluted Average Shares Outstanding	10,959	10,982	10,948	10,922	10,906
Basic Earnings Per Share	$.47	$.46	$.45	$.61	$.42
Diluted Earnings Per Share	.47	.46	.45	.61	.42
Cash Dividends Per Share	.25	.24	.24	.24	.24

Average Assets	$1,856,176	$1,778,893	$1,725,739	$1,681,096	$1,687,366
Average Equity	140,786	136,397	133,718	128,507	127,136
Return on Average Assets	1.09%	1.13%	1.15%	1.61%	1.18%
Return on Average Equity	14.42	14.72	14.79	21.09	15.68

Average Earning Assets	$1,781,464	$1,706,626	$1,653,637	$1,610,007	$1,615,240
Average Paying Liabilities	1,492,326	1,417,218	1,382,451	1,346,413	1,345,344
Interest Income, Tax-Equivalent [1]	23,032	22,499	22,245	22,262	23,446
Interest Expense	6,522	6,462	6,716	6,792	7,541
Net Interest Income, Tax-Equivalent [1]	16,510	16,037	15,529	15,470	15,905
Tax-Equivalent Adjustment	863	835	744	739	727
Net Interest Margin [1]	3.68%	3.73%	3.77%	3.90%	3.92%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$11,699	$11,401	$12,119	$11,373	$11,273
Less: Intangible Asset Amortization	(77)	(79)	(79)	(89)	(89)
Net Noninterest Expense	$11,622	$11,322	$12,040	$11,284	$11,184
Net Interest Income, Tax-Equivalent [1]	$16,510	$16,037	$15,529	$15,470	$15,905
Noninterest Income	3,805	3,976	4,844	6,967	4,152
Less: Net Securities Losses (Gains) & OTTI	347	(48)	(4)	(277)	(12)
Net Gross Income	$20,662	$19,965	$20,369	$22,160	$20,045
Efficiency Ratio [1]	56.25%	56.71%	59.11%	50.92%	55.79%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.43%	8.37%	8.77%	8.64%	8.39%
Total Stockholders’ Equity (i.e. Book Value)	$140,818	$139,304	$134,586	$132,539	$125,802
Book Value per Share	12.90	12.76	12.71	12.52	11.58
Intangible Assets	16,712	16,353	16,440	16,450	16,378
Tangible Book Value per Share	11.37	11.26	11.15	10.97	10.07

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.09%	.08%	.09%	.12%	.14%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.16	.15	.15	.18	.32
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.26	1.25	1.25	1.22	1.20
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	300.73	299.07	383.40	352.65	338.05
Nonperforming Loans as a Percentage of Loans, Period-end	.42	.42	.32	.35	.35
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.26	.23	.27	.30

 1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for the September 2009 3% stock dividend.

	Dec 2009	Dec 2008	Dec 2007
Net Income	$21,792	$20,437	$17,332

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) (see page 21)	$(227)	$(971)	$---
Net Securities Gains	216	231	---
Net Gains on Sales of Loans	252	64	25
Income from Restitution Payment (see page 29)	272	---	---
Net Gains (Losses) on the Sale of Other Real Estate Owned	---	18	(2)
Net Gain on the Sale of Premises (see page 29)	---	69	---
Visa Litigation (see page 21)	---	185	(362)
Gain on Redemption of Visa Inc. Class B Shares (see page 21)	---	452	---

Period End Shares Outstanding	10,917	10,863	10,946
Basic Average Shares Outstanding	10,904	10,882	11,036
Diluted Average Shares Outstanding	10,953	10,941	11,109
Basic Earnings Per Share	$2.00	$1.88	$1.57
Diluted Earnings Per Share	1.99	1.87	1.56
Cash Dividends Per Share	.98	.95	.91

Average Assets	$1,761,006	$1,644,210	$1,558,251
Average Equity	134,890	125,653	118,082
Return on Average Assets	1.24%	1.24%	1.11%
Return on Average Equity	16.16	16.26	14.68

Average Earning Assets	$1,688,454	$1,568,677	$1,486,707
Average Paying Liabilities	1,410,022	1,303,740	1,229,882
Interest Income, Tax-Equivalent [1]	90,038	92,441	89,498
Interest Expense	26,492	32,277	40,283
Net Interest Income, Tax-Equivalent [1]	63,546	60,164	49,215
Tax-Equivalent Adjustment	3,181	2,933	2,921
Net Interest Margin [1]	3.76%	3.84%	3.31%
Efficiency Ratio Calculation [1]
Noninterest Expense	$46,592	$42,393	$37,930
Less: Intangible Asset Amortization	(324)	(360)	(394)
Net Noninterest Expense	$46,268	$42,033	$37,536
Net Interest Income, Tax-Equivalent [1]	$63,546	$60,164	$49,215
Noninterest Income	19,592	16,269	16,288
Less: Net Securities Losses & OTTI	18	478	---
Net Gross Income	$83,156	$76,911	$65,503
Efficiency Ratio [1]	55.64%	54.65%	57.30%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.43%	8.39%	8.37%
Total Stockholders’ Equity (i.e. Book Value)	$140,818	$125,802	$122,256
Book Value per Share	12.90	11.58	11.17
Intangible Assets	16,712	16,378	16,590
Tangible Book Value per Share	11.37	10.07	9.65

Net Loans Charged-off as a Percentage of Average Loans	.09%	.07%	.04%
Provision for Loan Losses as a Percentage of Average Loans	.16	.16	.05
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.26	1.20	1.19
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	300.73	338.05	567.81
Nonperforming Loans as a Percentage of Loans, Period-end	.42	.35	.21
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.30	.15

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

Liabilities for retirement plans:  We have a variety of pension and retirement plans.  Liabilities under these plans rely on estimates of future salary increases, numbers of employees and employee retention, discount rates and long-term rates of return on plan investments. Changes in these assumptions due to changes in the financial markets, the economy, our own operations or applicable law and regulation may result in material changes to our liability for postretirement expense, with consequent impact on our results of operations and financial condition.

Valuation allowance for deferred tax assets:  Accounting standards require a reduction in the carrying amount of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.  The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.  Our analysis of the need for a valuation allowance for deferred tax assets is, in part, based on an estimate of future taxable income.

Goodwill:  Accounting standards require that goodwill be tested for impairment at a level of reporting referred to as a reporting unit.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

Other than temporary decline in the value of debt and equity securities:  Accounting standards require that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  Any significant economic downturn might result, and historically have on occasion resulted, in an other-than-temporary impairment in securities held in our portfolio.

Valuation methods for securities available-for-sale measured at fair value on a recurring basis:  Most of the available-for-sale portfolio, which includes U.S. Treasury and agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate debt and equity securities are priced using industry-standard models that consider various assumptions that include time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are either observable in the marketplace, derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.   Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2009 and our financial condition as of December 31, 2009 and 2008.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW

Summary of 2009 Financial Results

We reported net income of $21.8 million for 2009, an increase of $1.4 million, or 6.6%, compared to 2008.  Diluted earnings per share of $1.99 represented an increase of $.12, or 6.4%, from 2008.  During 2008, both our net interest margin and net interest income increased due to a combination of falling short-term interest rates (which has a proportionately larger impact on the cost of our deposits than on our earnings from our assets), a market-wide return of a positively-sloped yield curve (which has a proportionately larger impact on our earning assets than on our liabilities) and a 5.5% increase in average earning assets.  However, during 2009, we experienced a small decrease in our net interest margin as rates remained very low, and our increase in income reflected asset growth almost exclusively.  Most of our deposits were already at such low rates going into 2009 that it was not possible to effect significant additional downward repricing, while our loan cash-flows continued to reprice downward during the year.

Importantly, we still did not experience significant deterioration in our loan and asset quality during 2009 despite the continuing worldwide economic recession and severe disruption in the financial markets generally, which began in 2008.

Although earnings in 2009 and 2008 were impacted by certain significant transactions, discussed below and later in this report, net income for 2009 was a record high for us.

Financial Market Turmoil:  Over the past fifteen months, the Dow Jones Industrial Average (Dow Jones) lurched from a high of over 14,000 to a low of under 8,000, and then rebounded to 10,000, demonstrating a degree of volatility not seen in many decades, with the most dramatic change occurring during the fourth quarter of 2009.  The financial sector and particularly banks have been severely affected, suffering major losses on mortgages and other credit portfolios and an industry-wide loss of short-term liquidity.  In addition, bank failures have continued to occur with regularity, through 2009 and into 2010, and are expected to persist for the foreseeable future.  Many community banks, like our company, have not experienced significant losses in their loan or investment portfolios or the liquidity concerns that many of our larger contemporaries have experienced, but expanding problems in commercial real estate portfolios throughout the U.S. now threaten many of these community banks.  However, the magnitude of turmoil in the markets did have an impact on our operations during 2009 and may continue to influence our financial condition and results of operations in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CCP:  As previously disclosed in our Current Report in Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied for participation by the Company in the U.S. Government’s Capital Purchase Plan (an element of the larger Troubled Assets Relief Program), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and sell shares of our preferred stock to the Treasury Department but would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong at year-end such that the potential loss of Board and management flexibility entailed in participation in the program was deemed too high a cost to warrant participation.

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported on March 2, 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing business for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst.  In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain was offset, in part, by an estimated $300 thousand cost to terminate certain pre-existing agreements for a net gain of $2.7 million, which we recognized in the first quarter of 2009.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net gain on the sale of the business as adjusted increased $266 thousand to approximately $2.97 million.

FDIC Special Assessment & Prepayment:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment was set at 0.05% of an institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that they would not impose any additional special assessments in the remainder of 2009, but would generate additional much-needed cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount of $6.8 million, will be amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.

Economic recession and loan quality:  As the economic recession got underway in late 2008, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  Nonperforming loans amounted to $4.7 million at December 31, 2009, an increase of $734 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .42% at December 31, 2009, an increase from .35% one year earlier.  By way of comparison, this ratio for our peer group increased during the same period by 107 basis points, from 2.39% at December 31, 2008 to 3.46% at December 31, 2009.  Our loans charged-off (net of recoveries) against our allowance for loan losses were $1.0 million for 2009, as compared to $800 thousand for the prior year.  At year-end 2009, the allowance for loan losses was $14.0 million, representing 1.26% of total loans, essentially the same as at the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs.  However, current unemployment rates in our region are higher than in the past few years and the number of total jobs has decreased, although these trends are largely attributable to a few changes in the local operations of a small number of larger corporations.  Commercial property values have not shown significant deterioration and we update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have not experienced any significant change in our delinquency rate or level of charge-offs, although both delinquencies and charge-offs did increase modestly during 2009.

Investment securities and other-than-temporary impairment:  Prior to Lehman’s bankruptcy in September 2008, we held a $2.0 million par value senior unsecured bond issued by Lehman.  Immediately after the bankruptcy, the fair value of the bond decreased significantly.  We deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $731 thousand net of tax (a $.07 reduction in diluted earnings per share). After further deterioration in the bond, we recognized an additional charge to earnings of $241 thousand net of tax (a $.02 reduction in diluted earnings per share) in the fourth quarter of 2008.  The remaining estimated value of our Lehman bond of $400 thousand was included in non-performing assets as of December 31, 2008.  During 2009, we sold the bond at an additional loss of $60 thousand.  Also during 2009, we recognized a $375 thousand impairment charge on one inactively-traded common stock held in our available-for-sale portfolio.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of year-end, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

Liquidity and access to credit markets:  We have not experienced any liquidity issues during 2009 and through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 40).  In general, we rely on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as our main sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable. In December 2008, Visa deposited an additional $1.1 billion into the escrow fund for covered litigation. On July 16, 2009, Visa announced that it had deposited an additional $700 million into the escrow fund.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance, thus the Company did not recognize any income or expense in any of the periods presented as a result of the reduced value of those shares upon Visa’s settlement of the litigation. The estimation of the Company’s proportionate share of any potential losses related to the covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our year-end 2008 consolidated balance sheet remained the fair value of our proportionate share of the remaining covered Visa litigation obligation as of December 31, 2009, but this value is subject to change depending upon future developments in the covered litigation.

Change in Stockholders’ Equity:  At December 31, 2009, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $11.37, an increase of $1.30, or 12.9%, from year-end 2008.  Our total stockholders’ equity at year-end 2009 increased 11.9% over the year-end 2008 level.  Major changes to stockholders’ equity included: i) $21.8 million of net income for the year; ii) a $707 thousand net unrealized gain in securities available-for-sale; iii) gains on our pension plan (reflected as other comprehensive income) of $1.5 million; offset by iv) cash dividends of $10.6 million; and by (v) repurchases of our own common stock of $3.8 million.  As of the last trading day of 2009, our closing stock price was $25.00, resulting in a trading multiple of 2.20 to our tangible book value.  The Company and each of its subsidiary banks also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong capital, financial and liquidity positions, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).

The Board of Directors declared a quarterly cash dividend of $.25 per share for the fourth quarter of 2009.  For the year, total cash dividends (as adjusted for stock dividends) were $.98 compared to $.95 for 2008, an increase of $.03, or 3.2%.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2009 and the prior two years.

I. NET INTEREST INCOME (Tax-equivalent Basis)

Net interest income represents the difference between interest, dividends and fees earned on loans, securities and other earning assets and interest paid on deposits and other sources of funds.  Changes in net interest income result from changes in the level and mix of earning assets and sources of funds (volume) and changes in the yields earned and interest rates paid (rate).  Net interest margin is the ratio of net interest income to average earning assets.  Net interest income may also be described as the product of average earning assets and the net interest margin.  As described in the section entitled “Use of Non-GAAP Financial Measures” on page 4 of this Report we calculate net interest income on a tax-equivalent basis using a marginal tax rate of 35%.

CHANGE IN NET INTEREST INCOME

 (Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2008 to 2009		2007 to 2008
	2009	2008	2007	Amount	%	Amount	%
Interest and Dividend Income	$90,038	$92,441	$89,498	$(2,403)	(2.6)%	$ 2,943	3.3%
Interest Expense	26,492	32,277	40,283	(5,785)	(17.9)	(8,006)	(19.9)
Net Interest Income	$63,546	$60,164	$49,215	$ 3,382	5.6	$10,949	22.3

On a tax-equivalent basis, net interest income was $63.5 million in 2009, an increase of $3.4 million, or 5.6%, from $60.2 million in 2008.  This compared to an increase of $10.9 million, or 22.3%, from 2007 to 2008.  Factors contributing to the increase in net interest income over the three-year period are discussed in the following portions of this Section B.I.

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2009 Compared to 2008			2008 Compared to 2007
	Change in Net Interest Income Due to:			Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ (464)	$ ---	$ (464)	$ (195)	$ (439)	$ (634)
Interest-Bearing Bank Balances	160	(68)	92	57	---	57
Investment Securities:
Taxable	1,353	(2,779)	(1,426)	1,152	665	1,817
Non-Taxable	1,373	(738)	635	324	(328)	(4)
Loans	1,892	(3,132)	(1,240)	3,229	(1,522)	1,707
Total Interest and Dividend Income	4,314	(6,717)	(2,403)	4,567	(1,624)	2,943
Interest Expense:
Deposits:
NOW Accounts	1,159	(1,160)	(1)	1,001	(2,696)	(1,695)
Savings Deposits	290	(1,587)	(1,297)	217	(792)	(575)
Time Deposits of $100,000 or More	(504)	(1,369)	(1,873)	(392)	(2,645)	(3,037)
Other Time Deposits	220	(1,517)	(1,297)	(625)	(2,140)	(2,765)
Total Deposits	1,165	(5,633)	(4,468)	201	(8,273)	(8,072)

Short-Term Borrowings	14	(674)	(660)	221	(821)	(600)
Long-Term Debt	(147)	(510)	(657)	1,025	(359)	666
Total Interest Expense	1,032	(6,817)	(5,785)	1,447	(9,453)	(8,006)
Net Interest Income	$3,282	$ 100	$ 3,382	$3,120	$7,829	$10,949

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2009, 2008 and 2007 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under “Use of Non-GAAP Financial Measures“ on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Years Ended:	2009			2008			2007
		Interest			Interest			Interest
	Average	Income or	Rate Earned	Average	Income or	Rate Earned	Average	Income or	Rate Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ ---	$ ---	---%	$ 17,472	$ 464	2.66%	$ 22,022	$ 1,098	4.99%
Interest-Bearing Deposits at Banks	56,920	149	0.26	5,997	57	0.95	---	---	---
Investment Securities:
Taxable	362,059	14,739	4.07	332,530	16,182	4.87	308,482	14,365	4.66
Non-Taxable	167,716	8,453	5.04	141,294	7,801	5.52	135,347	7,805	5.77
Loans	1,101,759	66,697	6.05	1,071,384	67,937	6.34	1,020,856	66,230	6.49
Total Earning Assets	1,688,454	90,038	5.33	1,568,677	92,441	5.89	1,486,707	89,498	6.02
Allowance for Loan Losses	(13,626)			(12,658)			(12,323)
Cash and Due From Banks	28,096			32,505			33,180
Other Assets	58,082			55,686			50,687
Total Assets	$1,761,006			$1,644,210			$1,558,251
Deposits:
NOW Accounts	$ 460,096	5,172	1.12	$ 367,351	5,173	1.41	$ 315,614	6,868	2.18
Savings Deposits	307,133	2,101	0.68	281,208	3,398	1.21	266,007	3,973	1.49
Time Deposits of $100,000 Or More	155,378	3,718	2.39	172,055	5,591	3.25	180,606	8,628	4.78
Other Time Deposits	249,575	7,331	2.94	243,247	8,628	3.55	258,042	11,393	4.42
Total Interest- Bearing Deposits	1,172,182	18,322	1.56	1,063,861	22,790	2.14	1,020,269	30,862	3.02
Short-Term Borrowings	59,566	129	0.22	58,473	789	1.35	49,355	1,389	2.81
FHLBNY Advances and Long-Term Debt	178,274	8,041	4.51	181,406	8,698	4.79	160,258	8,032	5.01
Total Interest- Bearing Funds	1,410,022	26,492	1.88	1,303,740	32,277	2.48	1,229,882	40,283	3.28
Demand Deposits	191,504			189,999			186,474
Other Liabilities	24,590			24,818			23,813
Total Liabilities	1,626,116			1,518,557			1,440,169
Stockholders’ Equity	134,890			125,653			118,082
Total Liabilities and Stockholders’ Equity	$1,761,006			$1,644,210			$1,558,251
Net Interest Income (Tax-equivalent Basis)		63,546			60,164			49,215
Reversal of Tax Equivalent Adjustment		(3,181)	.19%		(2,933)	.19%		(2,921)	.20%
Net Interest Income		$60,365			$57,231			$46,294
Net Interest Spread			3.45%			3.41%			2.74%
Net Interest Margin			3.76%			3.84%			3.31%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2009	2008	2007
Yield on Earning Assets	5.33%	5.89%	6.02%
Cost of Interest-Bearing Liabilities	1.88	2.48	3.28
Net Interest Spread	3.45%	3.41%	2.74%
Net Interest Margin	3.76%	3.84%	3.31%

Following two years of decreases in net interest income in 2006 and 2005 (during a period of rising interest rates), we experienced a modest increase in net interest income in 2007, a significant increase in 2008 followed by another strong increase in 2009.   In all periods, we experienced a benefit from an increase in average earning assets, but the substantial increase in 2008 was largely attributable to a period of falling interest rates and the benefit we experience from paying liabilities repricing downwards more quickly than our earning assets.

The increase in net interest income was $3.4 million, or 5.6%, from 2008 to 2009.  Net interest income increased $10.9 million, or 22.3%, from 2007 to 2008.  In 2009, an increase in average earning assets, net of a smaller increase in average paying liabilities (i.e., changes in volume) had a $3.3 million positive impact on net interest income, while changes in rates only provided a $100 thousand positive impact on our net interest income for the year, reflecting the fact that the prevailing federal funds rates stayed in the range of 0 to .25% for all the year.

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

Changes in Rates 2003 – 2009.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to a (then) almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  The resulting lower rates on credit provoked a substantial expansion of lending across all sectors of the U.S. economy, especially mortgage and consumer lending.  In mid-2005, following this period of prolonged and, at that time, historically low interest rates, the Fed began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2007.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately, as lending, particularly mortgage lending, continued to expand nationwide at a rapid rate.

From mid-2007 to fall 2008, the Fed did not take any actions to change short-term rates.  In September 2008, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

By the December 2008 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and throughout 2009, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedented low range of 0% to .25% where it remained for all of 2009 and continues at present.  We began to see an immediate impact in the reduced cost of our deposits when rates began to fall in 2008 and continued falling in 2009.  Yields on our earning assets also began to fall, but lagged significantly behind the deposit repricing.

Changes in the Yield Curve 2005 – 2009.  An important development with regard to the effect of rate changes on our profitability in the mid-2005 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in reducing our net interest income from 2005 through 2007.  We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed began lowering short-term rates in September 2007.  Because market perceptions and expectations have changed regarding the need to price more risk into certain long-term debt instruments, long-term rates may be expected to remain steady or rise, even though short-term rates dropped sharply in 2008 and remained low in 2009.  The yield curve may continue to reflect its more traditional shape for some time.  However, even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality have nevertheless experienced some increasing pressure on credit quality in recent periods, and this may continue  especially if the national or regional economy continues to weaken.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings have diminished across the economy and the redeployment of funds by bankers from maturing loans and assets into other high-quality assets has become progressively more difficult.

Effect of Rate Changes on Our Margin; Changes in Our Margins 2002 – Late 2007.  In addition to the shape of the yield curve, our net interest margin has traditionally been sensitive to and impacted by changes in prevailing market interest rates.  Generally, there has been a negative correlation between changes in prevailing interest rates and our net interest margin, especially when rates begin to move in a different direction.  Typically, when prevailing rates begin to decline, our net interest margin generally increases in immediately ensuing periods, and conversely, when prevailing rates begin to increase, our net interest margin generally decreases, as in each case earning assets reprice more slowly than interest-bearing sources of funds.  This was the case for our net interest margin during the 2002 to mid-2003 period, when prevailing short-term market rates began to decline and our margin increased, and also during the mid-2003 to 2004 period, when rates began to increase and our margins experienced a negative effect.  Similarly, in 2005 through mid-2007, as the Fed increased short-term rates, not only did our net interest margin suffer initially, as usual, but it continued to narrow as rates on assets, especially longer-maturity assets, never rose and the yield curve flattened.  Our margin reached a low point in the fourth quarter of 2006, at 3.24%, and then increased slightly to 3.32% for each of the first two quarters of 2007.  In the third quarter of 2007 the margin decreased once again, to 3.29%.

Improvement in Our Margins Late 2007 – 2009.  From the third quarter of 2007 through mid-2008 our margin steadily improved, principally due to the fact the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  The dramatic reduction in short-term interest rates after September 2007 had a significant positive impact on our net interest income and net interest margins through mid-2009.  Our net interest margin held steady at around 3.90% for four successive quarters, but began to narrow in the last three quarters of 2009 as the downward repricing of paying liabilities neared its completion while interest earning assets continued to reprice downwards.

We expect that our margin may contract a bit more in future periods as the volume of downward repricing in our investment and loan portfolios exceeds the volume of downward repricing in our deposit and wholesale funding portfolios.

Moreover, our ability to reduce the rates paid on many of our nonmaturity deposit products, even if longer-term funding rates should decline in upcoming periods, is limited due to the already low levels for those products, whereas rates earned on our earning assets will likely index downwards to the full extent of the decrease in prevailing rates.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2008 to 2009		2007 to 2008
	2009	2008	2007	Amount	%	Amount	%
Earning Assets	$1,688,454	$1,568,677	$1,486,707	$119,777	7.6%	$81,970	5.5%
Interest-Bearing Liabilities	1,410,022	1,303,740	1,229,882	106,282	8.2	73,858	6.0
Demand Deposits	191,504	189,999	186,474	1,505	0.8	3,525	1.9
Total Assets	1,761,006	1,644,210	1,558,251	116,796	7.1	85,959	5.5
Earning Assets to Total Assets	95.88%	95.41%	95.41%

2008 to 2009:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2009, average earning assets increased $119.8 million or 7.6% over 2008, while average interest-bearing liabilities increased $106.3 million or 8.2%.  This combination led to a $3.3 million increase in net interest income, even though our net interest margin decreased by 8 basis points (from 3.84% to 3.76%) between the two years.  (This positive effect was in addition to the $100 thousand positive impact on net interest income resulting from the changes in rates during the year, discussed above.)

The $119.8 million increase in average earning assets from 2008 to 2009 reflected an increase in average loans of $30.4 million, or 2.8%, an increase of $56.0 million, or 11.8%, in investment securities and a $33.5 increase in the level of overnight funds. Although the balance of indirect loans (which represented the second largest segment of the loan portfolio) began to decrease in the second half of 2009, the average balances increased $9.1 million, or 3.0%, in our commercial and commercial real estate loans and increased $24.2 million, or 7.0%, in our residential real estate loans.

The $106.3 million increase in average interest-bearing liabilities was primarily attributable to increases in municipal deposit balances.  The fact that our average earning assets increased more than our average paying liabilities, was attributable to both an increase in non-interest bearing demand deposits together with additions to stockholders’ equity.

2007 to 2008:

For 2008, average earning assets increased $82.0 million or 5.5% over 2007, while average interest-bearing liabilities increased $73.9 million or 6.0%.  This combination led to a $3.1 million increase in net interest income.    The $82.0 million increase in average earning assets from 2007 to 2008 reflected an increase in average loans of $50.5 million, or 5.0%, and an increase of $30.0 million, or 6.8%, in investment securities, while the level of overnight funds purchased remained relatively unchanged.  We experienced increases in all major categories within the loan portfolio during 2008, although the average balance of indirect loans (which represented the second largest segment of the loan portfolio) increased only 1.3% from 2007.  Increases in the average balances of our other two large segments were $29.5 million, or 10.0%, in our commercial and commercial real estate loans and an increase of $18.2 million, or 5.5%, in our residential real estate loans.

The $73.9 million increase in average interest-bearing liabilities resulted from a $47.1 million increase in average deposit balances and a $30.3 million increase in the average balance of other borrowed funds.

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this Report under Item 7.C. “Financial Condition.”

I. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

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

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250,000 individually, while we evaluate the remainder of the portfolio on a pooled basis as described below.

At December 31, 2009, we had three loans, over $250,000, considered impaired.  Those loans had sufficient collateral and required no specific reserve.  See Note 5 to the consolidated financial statements, included in Item 8 of this Report.

Homogenous Loan Pools:  Under our pooled analysis, we group homogeneous loans as follows, each with its own estimated loss-rate:

i)

Secured and unsecured commercial loans,

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

Estimated losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of December 31, 2009.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

Our net charge-offs for the past five years have been at or near historical lows for our company, although charge-offs increased in 2008 and 2009, (see the table on page 28).  Annualized net charge-offs have ranged from .04% to .09% of average loans during this period.   In prior years this ratio was significantly higher.  For example, in the mid-to-late 1990’s, the charge-off ratio ranged from .16% to .32% for our company.   The ratio for bank holding companies in our peer group was 1.32% and .70% for the years ended December 31, 2009 and 2008, respectively.  The change in this peer group ratio represents a significant increase from the prior five years when the peer ratio ranged from .13% to .25%.

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

From June 2004 to June 2006, the Federal Reserve Bank increased prevailing short-term rates in an effort to slow down national economic growth and check potential increases in the inflation rate.  However, from August 2007 through December 2008, the Federal Reserve Bank began to cut rates in response to the growing financial crisis in credit markets and evidence of a significant economic recession.  In our market area there was little impact from these developments in credit markets and the national economy on unemployment rates, job growth and business failures until the last quarter of 2008; overall, our market area has not experienced in the past five quarters the degree of negative impact on lending, credit and property values that the U.S. as a whole has experienced, although this may change in upcoming periods.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $855 thousand, or 6.1% of the total allowance for loan losses, at December 31, 2009.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2009	2008	2007	2006	2005
Loans at End of Period	$1,112,150	$1,109,812	$1,038,844	$1,008,999	$ 996,545
Average Loans	1,101,759	1,071,384	1,020,856	996,611	942,286
Total Assets at End of Period	1,841,627	1,665,086	1,584,846	1,520,217	1,519,603

Nonperforming Assets:
Nonaccrual Loans:
Commercial Real Estate	$2,235	$2,263	$ 758	$ 708	$ 597
Commercial Loans	309	50	73	56	26
Residential Real Estate Loans	901	100	253	452	59
Consumer Loans	945	1,056	855	822	1,193
Total Nonaccrual Loans	4,390	3,469	1,939	2,038	1,875

Loans Past Due 90 or More Days and
Still Accruing Interest	270	457	245	739	373
Total Nonperforming Loans	4,660	3,926	2,184	2,777	2,248
Repossessed Assets	59	64	63	144	124
Other Real Estate Owned	53	581	89	248	---
Nonaccrual Investments	---	400	---	---	---
Total Nonperforming Assets	$4,772	$4,971	$2,336	$3,169	$2,372

Allowance for Loan Losses:
Balance at Beginning of Period	$13,272	$12,401	$12,278	$12,241	$12,046
Loans Charged-off:
Commercial, Financial
and Agricultural	(88)	(83)	(27)	(32)	(134)
Real Estate - Commercial	---	---	(6)	---	---
Real Estate - Residential	(25)	(25)	---	---	(30)
Installment Loans to Individuals	(1,317)	(1,184)	(797)	(1,105)	(964)
Total Loans Charged-off	(1,430)	(1,292)	(830)	(1,137)	(1,128)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	14	38	13	27	18
Real Estate - Commercial	---	197	17	17	17
Real Estate - Residential	6	2	2	2	2
Installment Loans to Individuals	369	255	408	302	256
Total Recoveries of Loans Previously Charged-off	389	492	440	348	293
Net Loans Charged-off	(1,041)	(800)	(390)	(789)	(835)
Provision for Loan Losses
Charged to Expense	1,783	1,671	513	826	1,030

Balance at End of Period	$14,014	$13,272	$12,401	$12,278	$12,241

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.09%	.07%	.04%	.08%	.09%
Provision for Loan Losses as a Percentage of Average Loans	.16	.16	.05	.08	.11
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.26	1.20	1.19	1.22	1.23
Allowance for Loan Losses as a Percentage of Nonperforming Loans	300.73	338.05	567.81	442.12	544.55
Nonperforming Loans as a Percentage of Loans, Period-end	.42	.35	.21	.28	.23
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.30	.15	.21	.16

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2009	2008	2007	2006	2005
Commercial, Financial and Agricultural	$ 1,304	$ 1,735	$ 1,634	$ 1,691	$ 1,574
Real Estate-Commercial	4,000	3,568	3,247	3,348	3,160
Real Estate-Residential Mortgage	2,954	2,610	2,320	1,714	1,569
Indirect and Other Installment Loans to Individuals	4,901	4,859	4,369	4,517	5,294
Unallocated	855	500	831	1,008	644
Total	$14,014	$13,272	$12,401	$12,278	$12,241

III. NONINTEREST INCOME

The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of noninterest income.

ANALYSIS OF NONINTEREST INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2008 to 2009		2007 to 2008
	2009	2008	2007	Amount	%	Amount	%
Income from Fiduciary Activities	$ 5,009	$ 5,463	$ 5,572	$ (454)	(8.3)%	$ (109)	(2.0)%
Fees for Other Services to Customers	8,051	8,562	8,130	(511)	(6.0)	432	5.3
Net Gains (Losses) on Securities Transactions	357	383	---	(26)	(6.8)	383	---
Other-Than-Temporary Impairment	(375)	(1,610)	---	1,235	76.7	(1,610)	---
Net Gain on Sale of Merchant Bank Card Processing	2,966	---	---	2,966	---	---	---
Gain on Visa Stock Redemption	---	749	---	(749)	---	749	---
Gain on the Sale of Premises	---	115	---	(115)	---	115	---
Income from Restitution Payment	450	---	---	450	---	---	---
Insurance Commissions	2,412	2,066	1,869	346	16.7	197	10.5
Other Operating Income	722	541	717	181	33.5	(176)	(24.5)
Total Noninterest Income	$19,592	$16,269	$16,288	$3,323	20.4	$ (19)	(0.1)

2009 compared to 2008:  Without regard to certain transactions (securities gains, OTTI, sale of the merchant bank card processing, VISA transactions, sale of premises and the restitution payment) total noninterest income was down $438 thousand, or 2.6%, from 2008 to 2009.  The most significant transactions involving non-interest income occurring during 2008 and 2009 were discussed in the Overview beginning on page 19: 1) the net gain on the sale of our merchant bank card processing to TransFirst in the first quarter of 2009, 2) the write-down of our Lehman bond in 2008 and of our holdings in an inactively-traded common stock in 2009 and, 3) the 2008 gain from the Visa stock redemption.

For 2009, income from fiduciary activities decreased $454 thousand, or 8.3%, from 2008.  The decrease mirrored (and resulted from) a similar and significant decrease in the fair value of assets under administration and management following the severe decline in the stock markets during 2008 to the early 2009 period.

At December 31, 2009, the fair value of assets under trust administration and investment management amounted to $867.2 million, an increase of $111.8 million, or 14.8%, from December 31, 2008.  A significant portion of our fiduciary fees are indexed to the average dollar amount of assets under administration and we normally expect (and experience) a change in our fiduciary fee income proportionate to our change in average dollar assets under administration.  An increase in stock market prices was not sufficient to achieve an overall increase in income from fiduciary activities for 2009 as compared to 2008, since the average balance in 2009 was still well below the average balance for 2008.

Income from fiduciary activities includes fee income from the investment advisory services performed by our affiliated investment advisor for our proprietary mutual funds.  These mutual funds are the North Country Funds, which include the North Country Equity Growth Fund (NCEGX) and the North Country Intermediate Bond Fund (NCBDX).  The combined funds represented a market value of $213.5 million at December 31, 2009, compared to $180.0 million at December 31, 2008.

Fees for other services to customers (primarily service charges on deposit accounts, credit card merchant fees, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $8.1 million for 2009, a decrease of $511 thousand, or 6.0%, from the 2008 period.  The decrease was primarily attributable to a decrease in fees we received from the merchant bank card processing business following our sale of that business in the first quarter of 2009.  That decrease was offset, in part, by an increase in fees on debit cards and other fee income.

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter of 2008, our subsidiary, Glens Falls National Bank and Trust Company, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the total of $600 thousand in pre-tax charges which we had previously recognized in the fourth quarter of 2007 for such expenses. Visa used another portion of the IPO proceeds to redeem 38.7% of the Visa Class B common stock held by each of its member banks.  As a result, we also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by us from this partial redemption.

In 2009, we sold many of our newly originated residential real estate loans to Freddie Mac, resulting in net gains of $418 thousand, compared to $106 thousand in gains for the 2008 period which is reflected in other operating income above.  Other operating income also includes net gains on the sale of other real estate owned, repossessed vehicles, fixed assets, as well as other miscellaneous revenues.

2008 compared to 2007:  Although total noninterest income was relatively unchanged from 2007 to 2008 there were several significant transactions involving non-interest income occurring during 2007 and 2008, most notably the two items discussed in the Overview beginning on page 19: 1) the write-down of our Lehman bond, and 2) the gain from the Visa stock redemption.

For 2008, income from fiduciary activities decreased $109 thousand, or 2.0%, from 2007.  The decrease followed the significant decrease in assets under administration and management following the severe decline in the stock markets principally in the last three months of 2008.  At year-end 2008, the market value of assets under trust administration and investment management amounted to $755.4 million, a decrease of $205.8 million, or 21.4%, from year-end 2007.  By comparison, the Dow Jones Industrial Average was 8,776 at December 31, 2008 – a 33.8% decrease from 13,264 at December 31, 2007.   With a significant portion of our fiduciary fees indexed to assets under administration we would normally expect this income to decrease proportionately.  However, since the market decline occurred primarily in the second half of the year our total income from fiduciary activities did not fall to the full extent of the decrease in the market value of assets under administration.

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

During 2008, we recognized a net gain of $383 thousand on the sale of $29.1 million of investment securities available-for-sale, whereas no securities were sold during 2007.

During 2008, we sold a building which we were using for storage and administrative purposes to a developer.  After renovation, we agreed to lease back office space which amounted to less than 10 percent of the total building space.  We recognized a gain of $115 thousand in 2008 on this sale.

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

ANALYSIS OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2008 to 2009		2007 to 2008
	2009	2008	2007	Amount	%	Amount	%
Salaries and Employee Benefits	$27,042	$24,551	$21,424	$2,491	10.1%	$3,127	14.6%
Occupancy Expense of Premises, Net	3,316	3,479	3,198	(163)	(4.7)	281	8.8
Furniture and Equipment Expense	3,264	3,211	3,015	53	1.7	196	6.5
FDIC Special Assessment	787	---	---	787	---	---	---
FDIC Regular Assessment	1,783	644	139	1,139	176.9	505	363.3
VISA Related Litigation Exposure (Reversal)	---	(306)	600	306	---	(906)	(151.0)
Amortization	324	360	395	(36)	(10.0)	(35)	(8.9)
Other Operating Expense	10,076	10,454	9,159	(378)	(3.6)	1,295	14.1
Total Noninterest Expense	$46,592	$42,393	$37,930	$4,199	9.9	$4,463	11.8

2009 compared to 2008:  Noninterest expense for 2009 amounted to $46.6 million, an increase of $4.2 million, or 9.9%, from 2008.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of noninterest expense to the sum of tax equivalent net interest income and other income.  Excluded from our calculation of the efficiency ratio is intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 4 of this Report.  For 2009, the efficiency ratio for Arrow was 55.64%, an increase from the 2008 ratio of 54.65%.  A similar ratio (total overhead expense to adjusted tax equivalent operating income) is presented in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2009.  Our 2009 ratio, 56.03%, compared favorably to the ratio for our peer group of 76.40%.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 17 and 18 of this Report.

Salaries and employee benefits expense increased $2.5 million, or 10.1%, from 2008 to 2009.  Salary expense increased $746 thousand, or 4.3%, from 2008, due primarily to staff increases and to normal merit increases.  Employee benefits increased $1.7 million, or 24.5% from 2008 to 2009.  This was primarily attributable to increases in pension expenses resulting from a decrease in the investment return on the pension plan assets during 2008.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.54% for 2009, 8 basis points higher than the annualized ratio for our peer group of 1.46% at December 31, 2009.

Occupancy expense decreased $163 thousand, or 4.7%, from 2008 to 2009.  The decrease was primarily attributable to decreased heating costs, which had increased in 2008 over 2007 when oil prices were at an all time high.  Furniture and equipment expense increased by only $53 thousand, or 1.7%, from 2008 to 2009.  The increase was primarily attributable to increases in data processing expenses.

Changes in our FDIC insurance assessment, the 2009 FDIC special assessment and the VISA related items were discussed earlier on pages 7-8.

Other operating expense decreased from 2008 to 2009, by $378 thousand, or 3.6%.  The decrease was primarily attributable to a decrease in the fees paid to third party computer processing expenses.

2008 compared to 2007:  Noninterest expense for 2008 amounted to $42.4 million, an increase of $4.5 million, or 11.8%, from 2007.  For 2008, the efficiency ratio for Arrow was 54.65%, a decrease from the 2007 ratio of 57.3%.  Our 2008 ratio compared favorably to the ratio for our peer group of 68.95% as of December 31, 2008.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 17 and 18 of this Report.  Also see the discussion on “Use of Non-GAAP Financial Measures” on page 4 of this Report.

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

Occupancy expense increased $281 thousand, or 8.8%, from 2007 to 2008.  The increase was primarily attributable to increased heating costs (i.e., substantially increased cost of oil in 2008), as well as maintenance and real estate taxes.  Furniture and equipment expense increased by $196 thousand, or 6.5%, from 2007 to 2008.  The increase was primarily attributable to increases in data processing expenses.

Other operating expense increased from 2007 to 2008, by $1.3 million, or 14.1%.  The increases were spread among a variety of categories, most notably legal and marketing expenses.

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2008 to 2009		2007 to 2008
	2009	2008	2007	Amount	%	Amount	%
Provision for Income Taxes	$9,790	$8,999	$6,807	$791	8.8%	$2,192	32.2%
Effective Tax Rate	31.0%	30.6%	28.2%	0.4%	1.3	2.4%	8.5

The provisions for federal and state income taxes amounted to $9.8 million, $9.0 million and $6.8 million for 2009, 2008 and 2007, respectively.   The effective income tax rates for 2009, 2008 and 2007 were 31.0%, 30.6% and 28.2%, respectively, with the increase in the effective rate between 2008 and 2009 reflecting a decrease in the ratio of tax-exempt income to total income before taxes.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2009, 2008 and 2007, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2009, 2008 and 2007.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2009	2008	2007
U.S. Treasury and Agency Obligations	$123,331	$ 11,528	$ 39,497
State and Municipal Obligations	18,913	15,446	24,206
Collateralized Mortgage Obligations	199,781	185,830	138,971
Mortgage-Backed Securities - Residential	93,017	93,849	112,458
Corporate and Other Debt Securities	1,331	7,433	11,574
Mutual Funds and Equity Securities	1,333	1,328	1,790
Total	$437,706	$315,414	$328,496

In all periods, mortgage-backed securities – residential consisted solely of agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments on mortgage-backed securities into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are guaranteed by federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our corporate and other debt securities for each of the periods are corporate bonds that were highly rated at the time of purchase, although in some cases the securities had been downgraded before the reporting date, including our Lehman bond, which had been downgraded and partially charged off prior to December 31, 2008, and was subsequently sold in 2009.  See additional disclosure on our downgraded securities holdings, including the Lehman bond, on page 21.

The following table sets forth the maturities of our securities available-for-sale portfolio as of December 31, 2009.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.  Mutual funds and equity securities, which have no stated maturity, are included in the after 10-years category.

MATURITIES OF SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	$86,345	$36,986	$ ---	$ ---	$123,331
State and Municipal Obligations	9,680	4,708	1,657	2,868	18,913
Collateralized Mortgage Obligations	21,021	79,599	93,315	5,846	199,781
Mortgage-Backed Securities - Residential	4,038	39,120	13,306	36,553	93,017
Corporate and Other Debt Securities	---	80	---	1,251	1,331
Mutual Funds and Equity Securities	---	---	---	1,333	1,333
Total	$121,084	$160,493	$108,278	$47,851	$437,706

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2009.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Treasury and Agency Obligations	2.18%	2.08%	---%	---%	2.15%
State and Municipal Obligations	2.63	2.64	5.52	7.59	3.64
Collateralized Mortgage Obligations	4.31	4.65	4.83	4.01	4.68
Mortgage-Backed Securities - Residential	3.26	4.49	5.53	4.17	4.45
Corporate and Other Debt Securities	---	6.45	---	2.93	3.12
Mutual Funds and Equity Securities	---	---	---	3.97	3.97
Total	2.55	3.93	4.90	4.16	3.81

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2009.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2009 and 2008, the weighted average maturity was 4.1 and 5.1 years, respectively, for debt securities in the available-for-sale portfolio.

At December 31, 2009, the net unrealized gains on securities available-for-sale amounted to $5.2 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $4.0 million at December 31, 2008.  For both periods, the net unrealized gain was primarily attributable to a change in market rates between the date of purchase and market yields at the balance sheet date.

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

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2009	2008	2007
State and Municipal Obligations	$167,931	$133,976	$114,611
Corporate and Other Debt Securities	1,000	---	---
Total	$168,931	$133,976	$114,611

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2009, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2009.

MATURITIES OF SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$44,391	$41,753	$68,788	$12,999	$167,931
Corporate and Other Debt Securities	---	---	---	1,000	1,000
Total	$44,391	$41,753	$68,788	$13,999	$168,931

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2009.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.72%	4.46%	5.25%	5.99%	4.71%
Corporate and Other Debt Securities	---	---	---	6.50	6.50
Total	3.72	4.46	5.25	6.03	4.72

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the carrying value of the securities at December 31, 2009.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2009, 2008 and 2007, we sold no securities from the held-to-maturity portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 5.3 years and 4.0 years at December 31, 2009 and 2008, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans

(Dollars In Thousands)

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, Financial and Agricultural	$ 89,222	8	$ 86,872	8	$ 79,128	8	$ 79,581	8	$ 79,917	8
Real Estate - Commercial	185,582	17	183,676	17	160,787	15	161,443	16	152,447	15
Real Estate - Construction	34,906	3	34,428	3	39,265	4	31,319	3	25,736	3
Real Estate - Residential	472,605	42	444,655	40	417,092	40	399,446	40	376,820	38
Indirect and Other Installment Loans to Individuals	329,835	30	360,181	32	342,572	33	337,210	33	361,625	36
Total Loans	1,112,150	100	1,109,812	100	1,038,844	100	1,008,999	100	996,545	100
Allowance for Loan Losses	(14,014)		(13,272)		(12,401)		(12,278)		(12,241)
Total Loans, Net	$1,098,136		$1,096,540		$1,026,443		$ 996,721		$984,304

Maintenance of High Quality in the Loan Portfolio:  During the second half of 2008 and throughout 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In recent months, as real estate values have continued to fall in most areas of the U.S., problems have spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  Recently, commercial real estate values have begun to decline substantially and commercial real estate mortgage portfolios have begun to experience the same problems that have beset residential mortgage portfolios over the prior 18 months.  Many lending institutions have suffered sizable charge-offs and losses in their loan and investment securities portfolios in the past six quarters as a result of their origination or investment in these kinds of loans or securities.

Through December 2009, we have not experienced a significant deterioration in our loan or investment portfolios, except for the impaired securities, including the Lehman bond discussed earlier in this Report.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.  We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income borrowers within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values as other parts of the U.S., are the principal reasons that we have not to date experienced significant deterioration in the real estate categories of our loan portfolio.

If, however, the current downturn in the U.S. real estate markets should continue and the U.S. and/or our local economy should continue in its current weakened state for any substantial additional period of time, we can give no assurances about the continuing high quality of our loan portfolio.  In such event, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing rights.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we decided to stop selling our 30-year mortgage originations and instead retain them in our portfolio.  However, during the last quarter of 2008 and the first two quarters of 2009, as the government supported entities (GSEs) Fannie Mae and Freddie Mac increased their dominance of the highly stressed home mortgage market with very low-rate mortgages and we returned to our earlier practice of selling most of our mortgage originations to Freddie Mac.  During 2009, only a portion of the $91.9 million of our new residential real estate loan originations was sold to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  However, if we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, we may elect to resell an even higher portion of our loan originations and may experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers a major downturn, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Loans: In the early post-2000 years, indirect consumer loans (consisting principally of automobile loans originated through dealerships located primarily in the eastern region of upstate New York), was the largest segment of our loan portfolio.  For much of this period, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has basically been flat, with periods of expansion followed by contraction.  Over the period, the segment has experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This change in indirect loan totals was largely the result of aggressive campaigns of zero rate and other subsidized financing by auto manufacturers, commencing late 2001 and recurring periodically in the years since then.

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

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on indirect (auto) loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the last two quarters of 2008, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the indirect loan market increased and our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009 our outstanding balances steadily declined from month to month and our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.

At the time of origination, the borrowers of the indirect loans we originated had an average credit score of over 725. We have an extremely capable and experienced lending staff that not only utilize software tools but also review and evaluate each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality.  Originations of indirect loans for 2009 were approximately $  127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.  At December 31, 2009, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if the recent reduction in auto demand continues, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for indirect loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate to strong demand for commercial loans, and commercial and commercial real estate loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2008 as the outstanding balance in this category grew $21.3 million, or 8.0%, from year-end 2007.  However, demand began to ease in 2009 and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent quarters, although during that period on a national scale the commercial real estate market has begun to give signs of significant weakness.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Commercial and Commercial Real Estate	$ 306,781	$ 304,968	$ 304,381	$ 305,246	$ 308,232
Residential Real Estate	355,292	343,948	335,572	339,597	340,486
Home Equity	66,037	61,819	58,173	54,857	51,887
Indirect Consumer Loans	337,582	343,751	348,807	355,937	358,945
Other Consumer Loans[1]	43,803	45,335	46,582	48,534	50,428
Total Loans	$1,109,495	$1,099,821	$1,093,515	$1,104,171	$1,109,978

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Commercial and Commercial Real Estate	27.6%	27.7%	27.8%	27.6%	27.8%
Residential Real Estate	32.0	31.3	30.7	30.8	30.7
Home Equity	6.0	5.6	5.3	5.0	4.7
Indirect Consumer Loans	30.4	31.3	31.9	32.2	32.3
Other Consumer Loans[1]	4.0	4.1	4.3	4.4	4.5
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Commercial and Commercial Real Estate	6.19%	6.23%	6.30%	6.41%	6.48%
Residential Real Estate	5.77	5.87	6.01	6.11	6.00
Home Equity	3.14	3.22	3.25	3.33	4.74
Indirect Consumer Loans	6.26	6.34	6.27	6.30	6.36
Other Consumer Loans[1]	7.24	7.33	7.28	7.35	7.34
Total Loans	5.94	6.03	6.08	6.17	6.25

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

   Real Estate – Residential in the table of period-end balances on page 33, captioned “Types of Loans.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets is ultimately impacted by changes in prevailing interest rates, as previously discussed on in this Report on page 24 under the heading "Impact of Interest Rate Changes 2003 - 2009."  We expect that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the makeup of the loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.

In additional to the repricing of certain outstanding loans as market rates fluctuate, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated.

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

As we discussed in our review of net interest income above, during the period from mid-2004 to mid-2006, the Federal Reserve Bank increased the targeted federal funds rate from 1.00% to 5.25% (and thereby increased short-term rates generally), in an effort to dampen inflationary pressures and unrestrained borrowing.  During this period of rate increase, the time-lag between repricing of our deposits and the repricing of loan balances was especially lengthy; in some sectors of the portfolio, the upward repricing of loan rates never occurred, at least not before the Fed reversed course and began decreasing rates in the last four months of 2007 and throughout all of 2008.

The following table indicates the respective maturities and interest rate structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2009.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the real estate - construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$33,511	$33,321	$22,390	$ 89,222
Real Estate - Construction	3,160	6,672	25,074	34,906
Total	$36,671	$39,993	$47,464	$124,128

Fixed Interest Rates	$ 7,804	$33,638	$20,702	$ 62,144
Variable Interest Rates	28,867	6,355	26,762	61,984
Total	$36,671	$39,993	$47,464	$124,128

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2009, our total contingent liability for standby letters of credit amounted to $14.7 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time to time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2009, we had outstanding unfunded loan commitments in the aggregate amount of approximately $183.2 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 28 under the heading “Summary of the Allowance and Provision for Loan Losses.”

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2009.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

The balance of loans 30-89 days past due totaled $11.3 million at December 31, 2009 and represented 1.01% of loans outstanding at that date, as compared to approximately $7.8 million, or 0.71% of loans at December 31, 2008.  These non-current loans at December 31, 2009 were composed of approximately $6.9 million of consumer loans, principally indirect motor vehicle loans, $2.5 million of residential real estate loans and $1.9 million of commercial loans.

All our impaired loans over $250,000 are measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  We determine impairment for collateralized loans based on fair value of the collateral less estimated cost to sell.  For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  Our method for measuring all other loans is described in detail beginning on page 26.

During 2009, three commercial loans over $250,000 were considered impaired with an average recorded investment of $2.0 million.  At year-end 2009, the balance of impaired loans consisted of three loans with a combined balance of $1.9 million which had no related reserve.

At December 31, 2009, nonperforming loans amounted to $4.7 million, an increase of $734 thousand from the balance at year-end 2008.  Total nonperforming loans at year-end 2009 represented .42% of period-end loans, an increase from .35% at year-end 2008.  By way of comparison, the ratio of nonperforming loans to average loans for our peer group at December 31, 2009 was 3.46%, up from 2.39% at December 31, 2008.

During 2009, income recognized on year-end balances of nonaccrual loans was $163 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $357 thousand.

During 2008, four commercial loans over $250,000 were considered impaired with an average recorded investment of $1.1 million.  At year-end 2008, the balance of impaired loans consisted of three loans with a combined balance of $2.2 million which had no related reserve.

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

During 2007, one commercial loan over $250,000 was considered impaired with an average recorded investment of $733 thousand.  At year-end 2007, the balance of impaired loans consisted of that one loan with a balance of $759 thousand which had no related reserve.

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

Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2009, we identified 54 commercial relationships totaling $35.0 million as potential problem loans.  At December 31, 2008, we identified 46 commercial relationships totaling $34.4 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are impacted at least in part by economic conditions in the U.S. generally.  On both the regional and national level, economic conditions are much weaker at present than was the case in the 2007 and earlier periods.  If weak economic conditions persist, potential problems loans likely will increase.

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

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2009	2008	2007	2006	2005
Single Family 1 - 4 Units	$53	$581	$ 89	$ 48	$ ---
Commercial Real Estate	---	---	---	200	---
Other Real Estate Owned, Net	53	581	89	248	---
Repossessed Assets	59	64	63	144	124
Total OREO and Repossessed Assets	$112	$645	$152	$392	$124

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2009	2008	2007	2006	2005
Balance at Beginning of Year	$ 581	$ 89	$248	$ ---	$ ---
Properties Acquired Through Foreclosure	54	581	115	248	295
Sales	(582)	(89)	(274)	---	(295)
Balance at End of Year	$ 53	$581	$ 89	$248	$ ---

There was no allowance for OREO losses at year-end 2009, 2008 or 2007.  We started 2009 with four properties in OREO.  During the year we acquired one in 2009 and sold all four properties in inventory at the beginning of the year.  We started 2008 with one property in OREO.  During the year we acquired four more and sold one, ending the year with four properties.  We started 2007 with two properties in OREO.  During the year we acquired two more and sold three, ending the year with just one property.  We started 2006 with no properties in OREO.  During the year we acquired two properties, which remained unsold at year-end.  We started 2005 with no properties in OREO.  During the year we acquired and sold four properties, ending the year with no properties in OREO.

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

AVERAGE DEPOSIT BALANCES

 (Dollars In Thousands)

	Years Ended December 31,
	2009		2008		2007
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 191,504	---%	$ 189,999	---%	$ 186,474	---%
NOW Accounts	460,096	1.12	367,351	1.41	315,614	2.18
Savings Deposits	307,133	0.68	281,208	1.21	266,007	1.49
Time Deposits of $100,000 or More	155,378	2.39	172,055	3.25	180,606	4.78
Other Time Deposits	249,575	2.94	243,247	3.55	258,042	4.42
Total Deposits	$1,363,686	1.34	$1,253,860	1.82	$1,206,743	2.56

During 2009 average deposit balances increased by $109.8 million, or 8.8%, over the average for 2008.  The increase was generated from our pre-existing branch network.

During 2008 average deposit balances increased by $47.1 million, or 3.9%, over the average for 2007.  The increase was generated from our pre-existing branch network.

We did not sell or close any branches during the covered period, 2007-2009.  We did not hold any brokered deposits during 2009, 2008 and 2007.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances

(Dollars In Thousands)

	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Demand Deposits	$ 199,116	$ 199,611	$ 186,033	$ 180,966	$ 188,638
Interest-Bearing Demand Deposits	520,161	443,841	451,350	424,154	406,206
Regular and Money Market Savings	329,400	310,991	298,180	289,481	285,986
Time Deposits of $100,000 or More	155,588	167,681	145,335	152,744	165,725
Other Time Deposits	248,455	253,359	249,650	246,777	244,155
Total Deposits	$1,452,720	$1,375,483	$1,330,548	$1,294,122	$1,290,710

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 20% to 28% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, versus significant growth in the second and subsequent quarters.  Deposit balances followed this general pattern for 2009.   Although average balances did not contract in the first quarter of 2009, the increase was minimal compared to the growth in the following three quarters of $36.4 million, $44.9 million and $77.2 million, respectively.

We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases.  During periods of falling rates, like the period from mid-2007 through the end of 2008, depositors tend to transfer maturing time deposits to nonmaturity interest-bearing deposit products.  This was the case for 2008 and continued for all four quarters of 2009.  At December 31, 2009 time deposits represented 27.8% of total deposits, down from 31.7% at December 31, 2008.  This compares to recent historical lows and highs for time deposits of 22.5% at June 30, 2004 and 40.8% at June 30, 2000.   We expect this shift from time deposits to nonmaturity deposit products to continue if rates remain at their current low levels.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Demand Deposits	13.7%	14.5%	14.0%	14.0%	14.6%
Interest-Bearing Demand Deposits	35.8	32.3	33.9	32.8	31.5
Regular and Money Market Savings	22.7	22.6	22.4	22.4	22.2
Time Deposits of $100,000 or More	10.7	12.2	10.9	11.8	12.8
Other Time Deposits	17.1	18.4	18.8	19.0	18.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are obtained on a competitive bid basis.

Quarterly Cost of Deposits	Quarter Ended
	Dec 2009	Sep 2009	Jun 2009	Mar 2009	Dec 2008
Demand Deposits	---%	---%	---%	---%	---%
Interest-Bearing Demand Deposits	1.14	1.02	1.15	1.18	1.28
Regular and Money Market Savings	0.65	0.64	0.69	0.76	1.02
Time Deposits of $100,000 or More	2.09	2.19	2.62	2.72	2.87
Other Time Deposits	2.71	2.87	3.02	3.17	3.25
Total Deposits (Including Non-Interest-Bearing)	1.24	1.27	1.40	1.48	1.61

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time to time by the actions of the Federal Reserve Bank.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of our deposit liabilities, although this lag is normally shorter than the lag between Federal Reserve rate actions and the repricing of our loans and other earning assets.

As demonstrated in the table above, we experienced a steady decrease in the cost of our deposits in each of the past 5 quarters following the period of falling interest rates from mid-2007 through the end of 2008.  Although some maturing time deposits will  continue to reprice at lower rates in forthcoming periods, the favorable reduction in the cost of deposits may not continue since most of our time deposits have already repriced to current rates and the rates on our nonmaturity deposit balances have already been reduced to (or nearly to) the lowest sustainable levels.

We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2009, 2008 or 2007.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2009 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$ 50,730
Three to Six Months	24,956
Six to Twelve Months	20,837
2011	15,141
2012	19,906
2013	7,124
2014	9,817
Total	$148,511

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

Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $437.7 million at year-end 2009.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during 2009.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $125.7 million at December 31, 2009.  We did not borrow from our overnight line of credit with the FHLBNY during 2009.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at December 31, 2009 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, Glens Falls National has established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2009, the amount available under this facility was $227.4 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the end of 2009.

E. CAPITAL RESOURCES AND DIVIDENDS

Stockholders' equity was $140.8 million at December 31, 2009, an increase of $15.0 million, or 11.9%, from the prior year-end.  The most significant positive changes to stockholders’ equity included (a) net income of $21.8 million, (b) net unrealized gains in the valuation allowance for available-for-sale securities ($707 thousand, net of tax), and (c) a net retirement plan gain reflected as a component of other comprehensive income ($1.5 million)  which were only partially offset by: (i) cash dividends ($10.6 million), and (ii) purchases of our own common stock ($3.8 million).

In each of 2004 and 2003, we enhanced our regulatory capital by issuing $10 million of capital securities in private placements with institutional investors, utilizing a subsidiary Delaware business trust for that purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheets as of December 31, 2009 and 2008.  In the past, these securities were an attractive funding vehicle, although the current financial downturn has caused trust preferred securities to become less favored from both a market and regulatory perspective.  Under the Federal Reserve’s current regulatory capital guidelines, trust preferred securities still qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues of trust preferred securities qualify in their entirety as Tier 1 regulatory capital.  There is no current consideration, to our knowledge, that trust preferred securities will lose their status as Tier I capital under bank regulatory guidelines.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to stockholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

Our continuing strong capital base and financial condition were key factors in our decision in January of 2009, to decline a capital investment by the U.S. Treasury under their CPP (see page 8).

One set of regulatory capital guidelines applicable to our holding company and subsidiary banks are the so-called risk-based capital measures.  Under these measures, as established by federal bank regulators, the minimum ratio of "Tier 1" capital to risk-weighted assets is 4.0% and the minimum ratio of total capital to risk-weighted assets is 8.0%.  For Arrow, Tier 1 capital is comprised of common stockholders' equity and the trust preferred securities issued by our two unconsolidated subsidiaries (see the second previous paragraph), less intangible assets.  Total capital for the risk-based capital guidelines includes Tier 1 capital plus other qualifying regulatory capital, including a portion of our allowance for loan losses.

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2009:

Capital Ratios:	Arrow	GFNB	SNB
Risk-Based Tier 1 Ratio	14.2%	14.4%	12.7%
Total Risk-Based Capital Ratio	15.4	15.7	13.9
Tier 1 Leverage Ratio	8.4	8.3	8.6

At December 31, 2009 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

Although there is considerable current speculation in banking and financial circles that bank regulatory capital guidelines will likely be adjusted in forthcoming periods so as to require a greater degree of capital protection against sudden financial stress within banks, there is no consensus on what these enhanced capital standards will look like or over what period they will be imposed on the banking section.

The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to regulatory constrictions on payments of dividends, there are statutory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2009, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $20.4 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$140,000	$20,000	$110,000	$10,000	$ ---
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Operating Lease Obligations[3]	2,825	344	695	712	1,074
Obligations under Retirement Plans[4]	29,352	2,472	5,776	5,984	15,120
Total	$192,177	$22,816	$116,471	$16,696	$36,194

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

3 See Note 21 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

4 See Note 16 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Plans.

H. FOURTH QUARTER RESULTS

We reported net income of $5.1 million for the fourth quarter of 2009, an increase of $105 thousand, or 2.1%, from the fourth quarter of 2008.  Diluted earnings per common share for the fourth quarter of 2009 were $.47, an increase of $.01, or 2.3%, from the $.46 amount for the fourth quarter of 2008.  The net change in earnings was primarily affected by the following: (a) a $605 thousand increase in tax-equivalent net interest income, (b) a $347 thousand decrease in noninterest income, (c) a $445 thousand decrease in the provision for loan losses, (d) a $426 thousand increase in noninterest expense, and (iii) a $36 thousand increase in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2009	2008
Interest and Dividend Income	$22,169	$22,719
Interest Expense	6,522	7,541
Net Interest Income	15,647	15,178
Provision for Loan Losses	435	880
Net Interest Income after Provision for Loan Losses	15,212	14,298
Noninterest Income	3,805	4,152
Noninterest Expense	11,699	11,273
Income Before Provision for Income Taxes	7,318	7,177
Provision for Income Taxes	2,201	2,165
Net Income	$ 5,117	$ 5,012

SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	10,910	10,840
Diluted	10,959	10,906
Basic Earnings Per Common Share	$.47	$.46
Diluted Earnings Per Common Share	.47	.46
Cash Dividends Per Common Share	.25	.24

AVERAGE BALANCES:
Assets	$1,856,176	$1,687,366
Earning Assets	1,781,464	1,615,240
Loans	1,109,496	1,109,978
Deposits	1,452,720	1,290,710
Stockholders’ Equity	140,786	127,136

SELECTED RATIOS (Annualized):
Return on Average Assets	1.09%	1.18%
Return on Average Equity	14.42%	15.68%
Net Interest Margin [1]	3.68%	3.92%

Net Charge-offs to Average Loans	.09%	.14%
Provision for Loan Losses to Average Loans	.16%	.32%

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2009 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of December 31, 2009, a 200 basis point increase in interest rates demonstrated a 1.0% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a 0.8% decrease in net interest income.  These amounts were well within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2009 and 2008

Consolidated Statements of Income

for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders' Equity

for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Albany, New York

March 4 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated financial statements.

Albany, New York

March 4, 2010

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2009	2008
ASSETS
Cash and Due from Banks	$ 44,386	$ 37,239
Interest-Bearing Deposits at Banks	22,730	21,099

Investment Securities:
Available-for-Sale	437,706	315,414
Held-to-Maturity (Approximate Fair Value of $171,183 in 2009 and $134,331 in 2008)	168,931	133,976
Other Investments	8,935	9,676

Loans	1,112,150	1,109,812
Allowance for Loan Losses	(14,014)	(13,272)
Net Loans	1,098,136	1,096,540
Premises and Equipment, Net	18,756	17,602
Other Real Estate and Repossessed Assets, Net	112	645
Goodwill	15,269	14,726
Other Intangible Assets, Net	1,443	1,652
Accrued Interest Receivable	7,115	6,611
Other Assets	18,108	9,906
Total Assets	$1,841,627	$1,665,086

LIABILITIES
Noninterest-Bearing Deposits	$ 198,025	$ 182,613
NOW Accounts	516,269	403,464
Savings Deposits	336,271	285,288
Time Deposits of $100,000 or More	148,511	157,187
Other Time Deposits	244,490	246,511
Total Deposits	1,443,566	1,275,063

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	72,020	59,339
Other Short-Term Borrowings	1,888	617
Federal Home Loan Bank Advances	140,000	160,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	2,257	2,966
Other Liabilities	21,078	21,299
Total Liabilities	1,700,809	1,539,284

Commitments and Contingent Liabilities (Notes 21 and 22)

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,170,399 Shares Issued at December 31, 2009 and 14,728,543 Shares Issued at December 31, 2008)	15,170	14,729
Additional Paid-in Capital	178,192	163,215
Retained Earnings	24,100	25,454
Unallocated ESOP Shares (105,167 Shares at December 31, 2009
and 122,207 Shares at December 31, 2008)	(2,204)	(2,572)
Accumulated Other Comprehensive Loss	(6,640)	(9,404)
Treasury Stock, at Cost (4,147,811 Shares at December 31,
2009 and 4,060,209 Shares at December 31, 2008)	(67,800)	(65,620)
Total Stockholders’ Equity	140,818	125,802
Total Liabilities and Stockholders’ Equity	$1,841,627	$1,665,086

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2009	2008	2007
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$66,427	$67,638	$65,904
Interest on Deposits at Banks	149	57	---
Interest on Federal Funds Sold	---	464	1,098
Interest and Dividends on Investment Securities:
Fully Taxable	14,739	16,164	14,351
Exempt from Federal Taxes	5,542	5,185	5,224
Total Interest and Dividend Income	86,857	89,508	86,577
INTEREST EXPENSE
NOW Accounts	5,172	5,173	6,868
Savings Deposits	2,101	3,398	3,972
Time Deposits of $100,000 or More	3,718	5,591	8,628
Other Time Deposits	7,331	8,628	11,394
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	129	779	1,367
Other Short-Term Borrowings	---	10	22
Federal Home Loan Bank Advances	7,340	7,462	6,627
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	701	1,236	1,405
Total Interest Expense	26,492	32,277	40,283
NET INTEREST INCOME	60,365	57,231	46,294
Provision for Loan Losses	1,783	1,671	513
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	58,582	55,560	45,781
NONINTEREST INCOME
Income from Fiduciary Activities	5,009	5,463	5,572
Fees for Other Services to Customers	8,051	8,562	8,130
Net Gains on Securities Transactions	357	383	---
Other-Than-Temporary Impairment on Investment Securities	(375)	(1,610)	---
Net Gain on Sale of Merchant Bank Card Processing	2,966	---	---
Gain on Visa Stock Redemption	---	749	---
Gain on Sale of Premises	---	115	---
Insurance Commissions	2,412	2,066	1,869
Other Operating Income	1,172	541	717
Total Noninterest Income	19,592	16,269	16,288
NONINTEREST EXPENSE
Salaries and Employee Benefits	27,042	24,551	21,424
Occupancy Expense of Premises, Net	3,316	3,479	3,198
Furniture and Equipment Expense	3,264	3,211	3,015
Other Operating Expense	12,970	11,152	10,293
Total Noninterest Expense	46,592	42,393	37,930

INCOME BEFORE PROVISION FOR INCOME TAXES	31,582	29,436	24,139
Provision for Income Taxes	9,790	8,999	6,807
NET INCOME	$21,792	$20,437	$17,332
Average Shares Outstanding:
Basic	10,904	10,882	11,036
Diluted	10,953	10,941	11,109
Per Common Share:
Basic Earnings	$ 2.00	$ 1.88	$ 1.57
Diluted Earnings	1.99	1.87	1.56

Share and Per Share Amounts have been restated for the September 2009 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2006	14,299,556	$14,300	$150,919	$17,619	$ (862)	$ (7,965)	$(55,881)	$118,130
Comprehensive Income, Net of Tax:
Net Income	---	---	---	17,332	---	---	---	17,332
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,137)	---	---	---	---	---	3,691	---	3,691
Net Retirement Plan Loss (Pre-tax $1,524)	---	---	---	---	---	(939)	---	(939)
Net Retirement Plan Prior Service Credit (Pre-tax $329)	---	---	---	---	---	199	---	199
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $444)	---	---	---	---	---	268	---	268
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $239)	---	---	---	---	---	(144)	---	(144)
Other Comprehensive Income								3,075
Comprehensive Income								20,407
3% Stock Dividend	428,987	429	9,148	(9,577)	---	---	---	---
Cash Dividends Paid, $.91 per Share [1]	---	---	---	(10,027)	---	---	---	(10,027)
Stock Options Exercised (69,236 Shares)	---	---	498	---	---	---	557	1,055
Shares Issued Under the Directors’ Stock Plan (6,354 Shares)	---	---	90	---	---	---	50	140
Shares Issued Under the Employee Stock Purchase Plan (22,749 Shares)	---	---	308	---	---	---	181	489
Stock-Based Compensation Expense	---	---	70	---	---	---	---	70
Tax Benefit for Disposition of Stock Options	---	---	164	---	---	---	---	164
Purchase of Treasury Stock (327,562 Shares)	---	---	---	---	---	---	(7,303)	(7,303)
Acquisition of Subsidiary (4,317 Shares)	---	---	79	---	---	---	32	111
Acquisition of Shares by ESOP (67,190 Shares)	---	---	---	---	(1,500)	---	---	(1,500)
Allocation of ESOP Stock (23,317 Shares)	---	---	200	---	320	---	---	520
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$ (4,890)	$(62,364)	$122,256

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$(4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	20,437	---	---	---	20,437
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,860)	---	---	---	---	---	1,727	---	1,727
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $383)	---	---	---	---	---	(230)	---	(230)
Reclassification Adjustment for Other-Than- Temporary Impairment, Net of Tax (Pre-tax $1,610)	---	---	---	---	---	972	---	972
Net Retirement Plan Loss (Pre-tax $11,471)	---	---	---	---	---	(6,928)	---	(6,928)
Net Retirement Plan Prior Service Cost (Pre-tax $336)	---	---	---	---	---	(202)	---	(202)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $443)	---	---	---	---	---	268	---	268
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $200)	---	---	---	---	---	(121)	---	(121)
Other Comprehensive Loss								(4,514)
Comprehensive Income								15,923
Cash Dividends Paid, $.95 per Share [1]	---	---	---	(10,330)	---	---	---	(10,330)
Stock Options Exercised (79,823 Shares)	---	---	503	---	---	---	673	1,176
Shares Issued Under the Directors’ Stock Plan (5,185 Shares)	---	---	78	---	---	---	43	121
Shares Issued Under the Employee Stock Purchase Plan (19,286 Shares)	---	---	266	---	---	---	162	428
Shares Issued for Dividend Reinvestment Plans (17,568 Shares)	---	---	282	---	---	---	148	430
Stock-Based Compensation Expense	---	---	115	---	---	---	---	115
Tax Benefit for Disposition of Stock Options	---	---	176	---	---	---	---	176
Purchase of Treasury Stock (195,801 Shares)	---	---	---	---	---	---	(4,325)	(4,325)
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Acquisition of Shares by ESOP (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	250	---	470	---	---	720
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$(9,404)	$(65,620)	$125,802

  (Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$(9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	21,792	---	---	---	21,792
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,172)	---	---	---	---	---	707	---	707
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $357)	---	---	---	---	---	(215)	---	(215)
Reclassification Adjustment for Other-Than- Temporary Impairment, Net of Tax (Pre-tax $375)	---	---	---	---	---	226	---	226
Net Retirement Plan Gain (Pre-tax $2,456)	---	---	---	---	---	1,483	---	1,483
Net Retirement Plan Prior Service Cost (Pre-tax $257)	---	---	---	---	---	(155)	---	(155)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $1,370)	---	---	---	---	---	827	---	827
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $181)	---	---	---	---	---	(109)	---	(109)
Other Comprehensive Income								2,764
Comprehensive Income								24,556

3% Stock Dividend [2]	441,856	441	12,065	(12,506)	---	---	---	---
Cash Dividends Paid, $.98 per Share	---	---	---	(10,640)	---	---	---	(10,640)
Stock Options Exercised (73,797 Shares)	---	---	545	---	---	---	633	1,178
Shares Issued Under the Directors’ Stock Plan (4,603 Shares)	---	---	76	---	---	---	40	116
Shares Issued Under the Employee Stock Purchase Plan (19,055 Shares)	---	---	302	---	---	---	164	466
Shares Issued for Dividend Reinvestment Plans (66,924 Shares)	---	---	1,083	---	---	---	575	1,658
Stock-Based Compensation Expense	---	---	189	---	---	---	---	189
Tax Benefit for Disposition of Stock Options	---	---	193	---	---	---	---	193
Purchase of Treasury Stock (151,078 Shares)	---	---	---	---	---	---	(3,761)	(3,761)
Acquisition of Subsidiary (19,938 Shares)	---	---	373	---	---	---	169	542
Allocation of ESOP Stock (20,103 Shares)	---	---	151	---	368	---	---	519
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$(6,640)	$(67,800)	$140,818

1 Cash dividends paid per share have been adjusted for the September 2009 3% stock dividend.

2 Included in the shares issued for the 3% stock dividend in 2009 were treasury shares of 120,841 and unallocated ESOP shares of 3,063.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2009	2008	2007
Net Income	$21,792	$20,437	$17,332
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,783	1,671	513
Depreciation and Amortization	2,813	2,571	2,868
Compensation Expense for Allocated ESOP Shares	151	250	200
Gains on the Sale of Securities Available-for-Sale	(550)	(422)	---
Losses on the Sale of Securities Available-for-Sale	193	39	---
Other-Than-Temporary Impairment	375	1,610	---
Loans Originated and Held-for-Sale	(24,490)	(2,311)	(4,627)
Proceeds from the Sale of Loans Held-for-Sale	24,908	6,830	4,680
Net Gains on the Sale of Loans	(418)	(106)	(42)
Net (Gains) Losses on the Sale of Fixed Assets, Other Real Estate Owned and Repossessed Assets	(2)	(133)	19
Contributions to Pension Plans	(2,304)	(6,810)	(2,288)
Deferred Income Tax Expense	705	2,203	1,021
Shares Issued Under the Directors’ Stock Plan	116	121	140
Stock-Based Compensation Expense	189	115	70
Net Increase in Other Assets	(5,672)	(374)	(653)
Net (Decrease) Increase in Other Liabilities	(625)	(96)	1,977
Net Cash Provided By Operating Activities	18,964	25,595	21,210

Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	23,979	29,079	2,228
Proceeds from the Maturities and Calls of Securities Available-for-Sale	112,401	106,671	63,189
Purchases of Securities Available-for-Sale	(258,026)	(120,234)	(81,970)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	26,772	21,944	10,085
Purchases of Securities Held-to-Maturity	(61,965)	(41,493)	(16,419)
Net Increase in Loans	(4,062)	(77,333)	(30,975)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,299	1,164	953
Purchase of Premises and Equipment	(2,501)	(2,469)	(2,403)
Net Cash Used In Investing Activities	(162,103)	(82,671)	(55,312)

Cash Flows from Financing Activities:
Net Increase in Deposits	168,503	70,863	17,803
Net Increase in Short-Term Borrowings	13,952	6,237	5,395
Federal Home Loan Bank Advances	---	---	40,000
Federal Home Loan Bank Repayments	(20,000)	---	(5,000)
Purchase of Treasury Stock	(3,761)	(4,325)	(7,303)
Treasury Stock Issued for Stock-Based Plans	1,644	1,604	1,544
Tax Benefit from Exercise of Stock Options	193	176	164
Treasury Stock Issued for Dividend Reinvestment Plans	1,658	430	---
Acquisition of Unallocated Common Stock by the ESOP	---	(1,000)	(1,500)
Allocation of Common Stock Purchased by the ESOP	368	470	320
Cash Dividends Paid	(10,640)	(10,330)	(10,027)
Net Cash Provided By Financing Activities	151,917	64,125	41,396
Net Increase in Cash and Cash Equivalents	8,778	7,049	7,294
Cash and Cash Equivalents at Beginning of Year	58,338	51,289	43,995
Cash and Cash Equivalents at End of Year	$ 67,116	$ 58,338	$ 51,289
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$27,201	$34,415	$38,892
Income Taxes	10,301	6,235	5,902
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	683	1,152	729
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax	718	2,468	3,691
Additional Shares Issued for Acquisition of Subsidiary	542	112	111
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	2,046	(6,983)	(616)

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

Securities - Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes.  Realized gains and losses are based upon the amortized cost of the specific security sold.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  To determine whether an impairment is other-than-temporary, we consider all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the debt security or more likely than not will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss.  If we intend to sell the debt security or more likely than not will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes

Our Consolidated Statement of Income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management has not intent to sell and believes that more likely-than-not will be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using our cash flow projections using our base assumptions.

Loans and Allowance for Loan Losses - Interest income on loans is accrued and credited to income based upon the principal amount outstanding.  Loan fees and costs directly associated with loan originations are deferred and amortized as an adjustment to yield over the lives of the loans originated.

From time-to-time, Arrow has sold (some with servicing retained) residential real estate loans at or shortly after origination.  At any point, the amount of loans pending settlement are not material, as well as any loan commitments on loans intended for sale.  Any gain or loss on the sale of loans, along with the value of the servicing right, is recognized at the time of sale as the difference between the recorded basis in the loan and net proceeds from the sale.  The balance of loans serviced for others was $52,078 at December 31, 2009.

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

Impaired loans, except for large groups of smaller-balance homogeneous loans, are measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  If the measurement of the impaired loan is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All impaired commercial and commercial real estate loans over $250 are measured for impairment as well as all troubled debt restructured loans. Allowance for loan losses on the remaining loans are primarily determined based on historical loss factors adjusted for current trends.  Arrow determines impairment for collateral dependent loans based on the fair value of the collateral less estimated costs to sell.  For other loans, impairment is determined by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  Arrow determines the interest income recognition method on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.

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

Income Taxes - Arrow accounts for income taxes under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  Arrow’s policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Goodwill and Other Intangible Assets – Identifiable intangible assets acquired in a business combination are capitalized and amortized.  Any remaining unidentifiable intangible asset is classified as goodwill, for which amortization is not required but which must be evaluated annually for impairment.  Annually, Arrow tests for any impairment of goodwill and other intangible assets by comparing the carrying amount of those assets to the fair value of each reporting unit’s intangible assets, applying rates derived from recent actual transactions.

In April 2005 Arrow completed the cash purchase of three branches from HSBC Bank USA, N.A.  Arrow recorded the following intangible assets as a result of the acquisition: goodwill ($3,690) and core deposit intangible asset ($2,247).  The value of the core deposit intangible asset is being amortized over ten years.

In November 2004, Arrow acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. in a tax-free exchange for Arrow’s common stock (70,628 shares, as restated for stock dividends).  As adjusted for subsequent contingency payments, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1,735), covenant ($117) and expirations ($686).  The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  Management has concluded that, under criteria established by SFAS No. 141, these payments will be recorded as additional goodwill at the time of payment.  The amount of additional goodwill recorded in 2009 and 2008 was $542 (20,070 shares) and $112 (5,283 shares), respectively.

The carrying amounts of other recognized intangible assets that meet recognition criteria and for which separate accounting records have been maintained (core deposit intangibles and mortgage servicing rights), have been included in the consolidated balance sheet as “Other Intangible Assets, Net.”  Core deposit intangibles are being amortized on a straight-line basis over a period of ten to fifteen years.

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.   Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2009 or 2008.

Pension and Postretirement Benefits - Arrow maintains a non-contributory, defined benefit pension plan covering substantially all employees, a supplemental pension plan covering certain executive officers selected by the Board of Directors, and certain post-retirement medical, dental and life insurance benefits for employees and retirees.  The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses. The cost of post-retirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.  Arrow recognizes the overfunded or underfunded status of our single employer defined benefit postretirement plan as an asset or liability on its consolidated balance sheet and recognizes changes in the funded status in comprehensive income in the year in which the change occurred.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Plans – Arrow has two stock option plans, which are described more fully in Notes 17 and 18.  The company expenses the grant date fair value of options granted.  The expense is recognized over the four year vesting period of the grant.

Arrow sponsors an Employee Stock Purchase Plan (“ESPP”) under which employees purchased Arrow’s common stock at a 5% discount below market price at the time of purchase. This stock purchase plan is not considered a compensatory plan.

Arrow sponsors an Employee Stock Ownership Plan (ESOP), a qualified defined contribution plan.   The ESOP has borrowed funds from one of Arrow’s subsidiary banks to purchase Arrow common stock.  The shares pledged as collateral are reported as a reduction of Arrow’s stockholders’ equity.  Compensation expense is recognized as shares are release for allocation to individual employee accounts equal to the difference between the current average market price and the purchase price.

Securities Sold Under Agreements to Repurchase - In securities repurchase agreements, Arrow receives cash from a counterparty in exchange for the transfer of securities to a third party custodian’s account that explicitly recognizes Arrow’s interest in the securities.  These agreements are accounted for by Arrow as secured financing transactions, since it maintains effective control over the transferred securities, and meets other criteria for such accounting.  Accordingly, the cash proceeds are recorded as borrowed funds, and the underlying securities continue to be carried in Arrow’s securities available-for-sale portfolio.

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

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 23.  As of December 31, 2009 and 2008, and during 2009, 2008 and 2007, Arrow had no derivative instruments, other than loans pending settlement and loan commitments on loans intended for sale, the amounts of which are not material.

Fair Value Measures – We determine the fair value of financial instruments under the following hierarchy:

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management’s Use of Estimates -The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Our most significant estimates are the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, goodwill impairment, pension and other postretirement liabilities, analysis of a need for a valuation allowance for deferred tax assets and other fair value calculations. Actual results could differ from those estimates.

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

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820)  - Improving Disclosures about Fair Value Measurements:  ASU 2010-06 requires additional disclosures including:

1.

transfers in and out of levels 1 and 2,

2.

report purchases, sales, issuances and settlements gross (rather than net) for level 3 fair value measurements,

3.

present fair value disclosures for classes of assets and liabilities, and

4.

for level 2 and 3 fair value measurements, provide disclosures about the valuation techniques and inputs used to measure  fair value for both recurring and nonrecurring fair value measurements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  This ASU will not have an impact on the way we measure fair values.

FASB ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value:  ASU 2009-05 allows companies to use as the fair value of a liability the perspective of an investor that holds the related obligation as an asset.  Effective for financial statements issued on September 30, 2009, the standard did not change the way we determine the fair value of our liabilities (see footnote 8).

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FASB ASC Subtopic 855-10:  In May 2009, SFAS No. 165, “Subsequent Events,” as amended by FASB ASU 2010-09, was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This pronouncement was effective for the period ended June 30, 2009 and did not have a significant impact on the Company’s financial statements.  FASB ASU 2010-09, which was issued February 25, 2010 became effective immediately and eliminated the requirement to disclose the date through which subsequent events have been evaluated as well as modified the scope of disclosures related to subsequent events.

FASB ASC Subtopic 820-10:  On April 9, 2009, the FASB issued FASB Staff Position (FSP) 157-4, “Determining Fair Value When the Volume and Level of Activity of the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provided additional guidance for estimating fair value in accordance with FAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  This FSP provides guidance to determine if a market is active or inactive in order to obtain fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. This FSP amends FAS 157 to require certain disclosures to discuss the inputs and valuation techniques used to measure fair value, is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. Arrow adopted FSP 157-4 in the second quarter of 2009. The adoption of this FSP did not have a material impact on our financial condition or results of operation.

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

NOTE 2:

CASH AND CASH EQUIVALENTS (In Thousands)

	2009	2008
Cash and Due From Banks	$44,386	$37,239
Interest-Bearing Deposits at Banks	22,730	21,099
Total Cash and Cash Equivalents	$67,116	$58,338

Beginning in the fourth quarter of 2008, the Federal Reserve Bank began paying interest on both required reserve balances and excess reserve balances.   Required reserve balances at December 31, 2009 and 2008 were approximately $10,687 and $6,590, respectively and excess reserve balances were approximately $12,043 and $14,509 for the same respective periods.  Excess reserve balances would have been maintained as federal funds sold or overnight Federal Home Loan Bank deposits in prior periods.  The bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The total amount of the required reserves at December 31, 2009 and 2008 was approximately $19,007 and $15,018, respectively.

NOTE  3:

INVESTMENT SECURITIES (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at December 31, 2009 and 2008 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2009:
U.S. Treasury and Agency Obligations	$122,768	$123,331	$ 566	$ 3
State and Municipal Obligations	18,843	18,913	75	5
Collateralized Mortgage Obligations	196,359	199,781	4,625	1,203
Mortgage-Backed Securities - Residential	91,745	93,017	2,110	838
Corporate and Other Debt Securities	1,465	1,331	---	134
Mutual Funds and Equity Securities	1,308	1,333	31	6
Total Securities Available-for-Sale	$432,488	$437,706	$7,407	$2,189

December 31, 2008:
U.S. Treasury and Agency Obligations	$ 11,375	$ 11,528	$ 153	$ ---
State and Municipal Obligations	15,410	15,446	36	---
Collateralized Mortgage Obligations	183,256	185,830	2,594	20
Mortgage-Backed Securities - Residential	91,900	93,849	2,038	89
Corporate and Other Debt Securities	7,911	7,433	---	478
Mutual Funds and Equity Securities	1,534	1,328	4	210
Total Securities Available-for-Sale	$311,386	$315,414	$4,825	$797

NOTE  3:

SECURITIES (Continued)

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2009:
State and Municipal Obligations	$167,931	$170,183	$ 2,706	$454
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,931	$171,183	$2,706	$454

December 31, 2008:
State and Municipal Obligations	$133,976	$134,331	$1,146	$ 791

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $8,107 and $828 at December 31, 2009, respectively and $8,859 and $817 at December 31, 2008, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings (see Note 11) and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of December 31, 2009 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 86,006	$ 86,345	$ ---	$ ---
State and Municipal Obligations	9,644	9,680	44,391	44,541
Collateralized Mortgage Obligations	20,792	21,021	---	---
Mortgage-Backed Securities - Residential	3,988	4,038	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	120,430	121,084	44,391	44,541

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	36,762	36,986	---	---
State and Municipal Obligations	4,670	4,708	41,753	42,856
Collateralized Mortgage Obligations	77,740	79,599	---	---
Mortgage-Backed Securities - Residential	37,777	39,120	---	---
Corporate and Other Debt Securities	80	80	---	---
Total	157,029	160,493	41,753	42,856

From 5 - 10 Years:
State and Municipal Obligations	1,660	1,657	68,788	69,565
Collateralized Mortgage Obligations	91,577	93,315	---	---
Mortgage-Backed Securities - Residential	12,591	13,306	---	---
Total	105,828	108,278	68,788	69,565

Over 10 Years:
State and Municipal Obligations	2,868	2,868	12,999	13,221
Collateralized Mortgage Obligations	6,251	5,846	---	---
Mortgage-Backed Securities - Residential	37,389	36,553	---	---
Corporate and Other Debt Securities	1,385	1,251	1,000	1,000
Total	47,893	46,518	13,999	14,221
Total Securities	$431,180	$436,373	$168,931	$171,183

NOTE  3:

SECURITIES (Continued)

The following table sets forth the components of interest and dividend income on securities available-for-sale,  securities held-to-maturity  and other investments for the year ended December 31:

Components of Investment Securities Interest and Dividend Income	2009	2008	2007
Available-for-Sale:
Taxable Interest Income	$14,138	$15,490	$13,589
Nontaxable Interest Income	468	805	982
Dividend Income	47	38	30
Total Interest and Dividend Income, on Securities Available-for-Sale	$14,653	$16,333	$14,601
Held-to-Maturity
Taxable Interest Income	$ 63	$ 13	$ 16
Nontaxable Interest Income	5,074	4,380	4,242
Total Interest Income, on Securities Held-to-Maturity	$5,137	$4,393	$4,258
Other Investments	$491	$623	$716

The fair value of securities pledged to secure repurchase agreements amounted to $72,020 and $59,339 at December 31, 2009 and 2008, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $360,885 and $257,831 at December 31, 2009 and 2008, respectively.  Other mortgage-backed securities at December 31, 2009 and 2008 included $2,147 and $2,742, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at December 31, 2009 and 2008, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2009	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Securities	$ 4,998	$ 3	$ ---	$ ---	$ 4,998	$ 3
State & Municipal Obligations	1,230	5	---	---	1,230	5
Collateralized Mortgage Obligations	49,034	1,184	162	19	49,196	1,203
Mortgage-Backed Securities - Residential	36,547	836	1,402	2	37,949	838
Corporate & Other Debt Securities	946	54	305	80	1,251	134
Mutual Funds and Equity Securities	20	0	20	6	40	6
Total Securities Available-for-Sale	$92,775	$2,082	$1,889	$107	$94,664	$2,189
Held-to-Maturity Portfolio
State & Municipal Obligations	$14,270	$270	$6,624	$184	$20,894	$454

The table above for December 31, 2009 consists of 103 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to December 31, 2009, there were no securities downgraded below investment grade.

The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any of our temporarily impaired securities, and because it is not more likely-than-not we would be required to sell the securities prior to recovery, the impairment is considered temporary.

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

NOTE  3:

SECURITIES (Continued)

The table above for December 31, 2008 consists of 133 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of three corporate bonds, one private placement trust preferred, and one trust preferred pool.  The three corporate bond issues are rated investment grade, and are performing.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing. Mutual funds and equity securities include four common stock holdings that show unrealized losses which are not deemed to be other-than-temporarily impaired, at December 31, 2008.

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

Other-Than-Temporary Impairment

On a quarterly basis, Arrow performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, Arrow then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that Arrow does not intend to sell the underlying debt security and it is more-likely-than not that Arrow would not have to sell the debt security prior to recovery.

At December 31, 2009, mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009. The book value and approximate fair value for this security was $1,094 at December 31, 2009.

At December 31, 2008, corporate and other debt securities included a corporate bond issued by Lehman Brothers Holdings (“Lehman”) that has been deemed to be other-than-temporarily impaired. This Lehman bond had a book value of $2,010 prior to the recognition of $1,610 in losses charged to earnings (all of which was considered to be credit related) for the year ended December 31, 2008. The book value and approximate fair value for this security was $400 at December 31, 2008.  The bond was sold during 2009 for an additional loss of $60 thousand.

NOTE 4:

LOANS (In Thousands)

Loans at December 31, 2009 and 2008 consisted of the following:

	2009	2008
Commercial, Financial and Agricultural	$ 89,222	$ 86,872
Real Estate - Commercial	185,582	183,676
Real Estate - Residential	472,605	444,655
Real Estate - Construction	34,906	34,428
Indirect and Other Consumer Loans	329,835	360,181
Total Loans	$1,112,150	$1,109,812

Included in the carrying amount of loans in the table above are unamortized deferred loan origination costs, net of deferred loan origination fees, of $1,118 and $1,219 at December 31, 2009 and 2008, respectively.   Included in loan balances are the balances of overdrawn deposit accounts of $661 and $492 at December 31, 2009 and 2008, respectively.

Certain executive officers and directors, including their immediate families and organizations in which they are principals of Arrow or affiliates, have various loan, deposit and other transactions with Arrow.  Such transactions are entered into on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.  The amount of such related party loans was $15,345 at December 31, 2009 and $12,782 at December 31, 2008.  During 2009, the amount of new loans and renewals extended to such related parties was $7,379 and the total of loan repayments was $4,816.

Arrow has pledged certain loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York (see Note 11).  As of December 31, 2009, the amount of such pledged loans amounted to $237,098.

NOTE 4:

LOANS  (Continued)

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of, generally, ninety days or the likelihood of repayment is uncertain in the opinion of management.  The following table presents information concerning nonperforming loans at December 31:

	2009	2008
Nonaccrual Loans	$4,390	$3,469
Loans Past Due 90 or More Days and Still Accruing Interest	270	457
Total Nonperforming Loans	$4,660	$3,926

Arrow has no material commitments to make additional advances to borrowers with nonperforming loans.  The following table presents information with respect to interest on the nonaccrual loans shown in the table above for the years ended December 31:

	2009	2008	2007
Gross Interest That Would Have Been Earned Under Original Terms	$357	$295	$162
Interest Included in Income	163	208	70

NOTE 5:

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS (In Thousands)

The following summarizes the changes in the allowance for loan losses during the years ended December 31:

	2009	2008	2007
Balance at Beginning of Year	$13,272	$12,401	$12,278
Provision for Loan Losses	1,783	1,671	513
Recoveries	389	492	440
Charge-Offs	(1,430)	(1,292)	(830)
Balance at End of Year	$14,014	$13,272	$12,401

The balance of impaired loans was $1,900 and $2,231 at December 31, 2009 and 2008, respectively.  The allowance for loan losses included no allocation for these impaired loans at either date.  All impaired loans for both periods were measured for impairment based on collateral value.  We obtain unadjusted appraisals from independent third parties at least annually.  The average recorded investment in impaired loans for 2009, 2008 and 2007 was $2,038, $1,065 and $733, respectively.  For all years, no interest income was recorded on such loans during the period of impairment.

NOTE  6:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2009 and 2008 is presented below:

	2009	2008
Land and Bank Premises	$23,436	$22,423
Equipment, Furniture and Fixtures	17,166	15,828
Leasehold Improvements	753	864
Total Cost	41,355	39,115
Accumulated Depreciation and Amortization	(22,599)	(21,513)
Net Premises and Equipment	$18,756	$17,602

Amounts charged to expense for depreciation totaled $1,673, $1,224 and $1,280 in 2009, 2008 and 2007, respectively. Amounts charged to expense for leasing office space totaled $313, $321 and $306 in 2009, 2008 and 2007, respectively.

NOTE  7:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

The balance of other real estate owned was $53 at December 31, 2009 and was comprised of one residential real estate property.  The balance of other real estate owned was $581 at December 31, 2008 and was comprised of four residential real estate properties. Repossessed assets totaled $59 and $64 at December 31, 2009 and 2008, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 8:

OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2009, 2008 and 2007:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[3]	Expirations[4]	Total
Gross Carrying Amount, December 31, 2009	$2,247	$506	$117	$751	$3,621
Accumulated Amortization	(1,573)	(294)	(117)	(194)	(2,178)
Net Carrying Amount, December 31, 2009	$ 674	$ 212	$ ---	$557	$1,443

Gross Carrying Amount, December 31, 2008	$2,247	$329	$117	$751	$3,444
Accumulated Amortization	(1,318)	(232)	(96)	(146)	(1,792)
Net Carrying Amount, December 31, 2008	$ 929	$ 97	$ 21	$605	$1,652

Gross Carrying Amount, December 31, 2007	$2,247	$306	$117	$686	$3,356
Accumulated Amortization	(1,021)	(181)	(73)	(105)	(1,380)
Net Carrying Amount, December 31, 2007	$1,226	$125	$ 44	$581	$1,976

Amortization Expense:
2009	$255	$62	$21	$48	$386
2008	297	51	23	41	412
2007	337	51	24	34	446

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Expirations[4]	Total
Estimated Annual Amortization Expense:[1,2,3,4]
2010	$214	$57	$ 47	$318
2011	174	43	47	264
2012	133	34	47	214
2013	92	33	41	166
2014	51	33	34	118
Later Years	10	12	341	363

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

During 2009, no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 9:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2009:

	Time Deposits of $100,000 or More	Other Time Deposits
2010	$ 96,523	$114,550
2011	15,141	51,720
2012	19,906	45,955
2013	7,124	14,920
2014	9,817	17,197
2015 and Beyond	---	148
Total	$148,511	$244,490

NOTE 10:

SHORT-TERM BORROWINGS (Dollars in Thousands)

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2009	2008	2007
Balance at December 31	$72,020	$59,339	$52,630
Maximum Month-End Balance	72,020	69,547	55,926
Average Balance During the Year	58,290	57,711	48,851
Average Rate During the Year	0.22%	1.35%	2.80%
Rate at December 31	0.21%	0.49%	2.53%
Other Short-Term Borrowings:
Balance at December 31	$1,888	$ 617	$ 1,089
Maximum Month-End Balance	3,224	3,751	2,377
Average Balance During the Year	1,276	762	504
Average Rate During the Year	0.00%	1.31%	4.37%
Rate at December 31	0.00%	0.02%	4.00%
Average Aggregate Short-Term Borrowing Rate During the Year	0.22%	1.35%	2.81%

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

NOTE 11:

FHLBNY ADVANCES (Dollars in Thousands)

Arrow has established overnight and 30 day term lines of credit with the FHLBNY each in the amount of $125,740.  If advanced, such lines of credit will be collateralized by mortgage-backed securities, loans and FHLBNY stock.  Participation in the FHLBNY program requires an investment in FHLBNY stock.  The investment in FHLBNY stock, included in Other Investments on the Consolidated Balance Sheets, amounted to $8,107 and $8,859 at December 31, 2009 and 2008, respectively.  Arrow also borrows longer-term funds from the FHLBNY.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLBNY at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLBNY at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLBNY stock held by Arrow.  The total amount of assets pledged to the FHLBNY for borrowing arrangements at December 31, 2009 and 2008 amounted to $243,314 and $232,399, respectively.

The table below presents information applicable to FHLBNY advances as of December 31, 2009 and 2008:

2009 Amount	2008 Amount	Effective Rate	Next Call Date	Call Frequency	Maturity Date
$ 10,000	$ 10,000	3.88%	01/06/2010	Quarterly	10/06/2015
10,000	10,000	4.24%	01/06/2010	Quarterly	10/06/2010
10,000	10,000	4.70%	01/12/2010	Quarterly	01/12/2012
5,000	5,000	4.91%	01/28/2010	Quarterly	07/28/2011
5,000	5,000	4.82%	01/28/2010	Quarterly	07/28/2011
10,000	10,000	4.41%	03/19/2010	Quarterly	12/19/2010
10,000	10,000	4.72%	07/27/2010	Quarterly	07/27/2012
10,000	10,000	4.46%	08/28/2010	Quarterly	08/28/2012
10,000	10,000	3.73%	12/20/2010	Quarterly	12/20/2012
10,000	10,000	5.12%		One-Time	02/14/2011
10,000	10,000	5.18%		One-Time	02/23/2011
10,000	10,000	5.03%		One-Time	04/28/2011
10,000	10,000	5.20%		One-Time	05/19/2011
10,000	10,000	5.07%		One-Time	05/19/2011
10,000	10,000	4.32%		One-Time	10/09/2012
---	10,000	4.76%			11/27/2009
---	10,000	4.53%			12/04/2009
$140,000	$160,000

The table below presents the amounts of FHLBNY advances maturing in the next five years and beyond:

Final Maturity	Amount
2010	$ 20,000
2011	60,000
2012	50,000
2015	10,000
Total FHLBNY Advances	$140,000

NOTE 12:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2009, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Income Statements.

The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000.  The ACST II trust preferred securities bore a rate of 6.53% through September 30, 2008.  After that date the rate became variable, adjusting quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008.

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

Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2009, 2008 and 2007 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

NOTE 13:

ACCUMULATED OTHER COMPREHENSIVE LOSS (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2009	2008
Retirement Plan Net Loss	$(10,185)	$(12,495)
Retirement Plan Prior Service Cost	395	659
Net Unrealized Securities Holding Gains	3,150	2,432
Total Accumulated Other Comprehensive Loss	$ (6,640)	$ (9,404)

NOTE 14:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2009.  All share and per share amounts have been adjusted for the 2009 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2009:
Basic EPS	$21,792	10,904	$2.00
Dilutive Effect of Stock Options	---	49
Diluted EPS	$21,792	10,953	$1.99
For the Year Ended December 31, 2008:
Basic EPS	$20,437	10,882	$1.88
Dilutive Effect of Stock Options	---	59
Diluted EPS	$20,437	10,941	$1.87
For the Year Ended December 31, 2007:
Basic EPS	$17,332	11,036	$1.57
Dilutive Effect of Stock Options	---	73
Diluted EPS	$17,332	11,109	$1.56

NOTE 14:

EARNINGS PER COMMON SHARE (Continued)

During a portion of 2009, options to purchase 69 shares of common stock at an average price of $28.42 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Anti-dilutive shares for 2008 and 2007 were 247 shares at an average price of $24.97 per share and 259 shares at an average price of $24.96, for the respective years.

NOTE 15:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2009, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $20,385.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2009, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2009 and 2008:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Arrow	$168,121	15.4%	$87,336	8.0%	$109,169	10.0%
Glens Falls National	141,498	15.7	72,101	8.0	90,126	10.0
Saratoga National	26,027	13.9	14,980	8.0	18,724	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	154,490	14.2	43,518	4.0	65,277	6.0
Glens Falls National	130,209	14.4	36,169	4.0	54,254	6.0
Saratoga National	23,687	12.7	7,460	4.0	11,191	6.0
Tier I Capital (to Average Assets):
Arrow	154,490	8.4	73,567	4.0	73,567	4.0
Glens Falls National	130,209	8.3	62,751	4.0	78,439	5.0
Saratoga National	23,687	8.6	11,017	4.0	13,772	5.0

NOTE 15:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk Weighted Assets):
Arrow	$155,015	14.3%	$86,722	8.0%	$108,402	10.0%
Glens Falls National	131,825	14.5	72,731	8.0	90,914	10.0
Saratoga National	23,911	13.4	14,275	8.0	17,844	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	141,743	13.1	43,280	4.0	64,920	6.0
Glens Falls National	120,968	13.3	36,381	4.0	54,572	6.0
Saratoga National	21,677	12.1	7,166	4.0	10,749	6.0
Tier I Capital (to Average Assets):
Arrow	141,743	8.5	66,703	4.0	66,703	4.0
Glens Falls National	120,968	8.4	57,604	4.0	72,005	5.0
Saratoga National	21,677	9.1	9,528	4.0	11,910	5.0

NOTE  16:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  For the qualified pension plan, the fair value of the plan’s assets, at $33,585, exceeded the projected benefit obligation by $4,898 at December 31, 2009.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Pension Plans:	2009			2008
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Change in Benefit Obligation:
Benefit Obligation at January 1	$25,594	$ 3,645	$29,239	$25,181	$ 3,547	$28,728
Service Cost	1,042	55	1,097	980	45	1,025
Interest Cost	1,532	219	1,751	1,563	224	1,787
Amendments	---	70	70	184	---	184
Actuarial Loss	1,666	318	1,984	357	139	496
Benefits Paid	(1,147)	(304)	(1,451)	(2,671)	(310)	(2,981)
Benefit Obligation at December 31[1]	28,687	4,003	32,690	25,594	3,645	29,239

Change in Plan Assets:
Fair Value of Plan Assets at January 1	26,568	---	26,568	31,040	---	31,040
Actual Return on Plan Assets	6,164	---	6,164	(8,301)	---	(8,301)
Employer Contributions	2,000	304	2,304	6,500	310	6,810
Benefits Paid	(1,147)	(304)	(1,451)	(2,671)	(310)	(2,981)
Fair Value of Plan Assets at December 31	33,585	---	33,585	26,568	---	26,568
Funded Status	$ 4,898	$(4,003)	$ 895	$ 974	$(3,645)	$ (2,671)

Postretirement Benefits:
	2009	2008
Change in Benefit Obligation:
Benefit Obligation at January 1	$ 7,341	$ 6,821
Service Cost	147	154
Interest Cost	415	423
Plan Participants’ Contributions	285	236
Amendments	185	152
Actuarial (Gain) Loss	(345)	70
Medicare Part D Prescription Drug Federal Subsidy	---	10
Benefits Paid	(586)	(525)
Benefit Obligation at December 31[1]	7,442	7,341

Change in Plan Assets:
Employer Contributions	301	279
Plan Participants’ Contributions	285	236
Medicare Part D Prescription Drug Federal Subsidy	---	10
Benefits Paid	(586)	(525)
Fair Value of Plan Assets at December 31	---	---
Funded Status	$(7,442)	$(7,341)

1 Represents the projected benefit obligation for pension benefits and the accumulated benefit obligation for postretirement benefits.

NOTE 16:

RETIREMENT PLANS (Continued)

The following tables summarize the funded status of the pension and postretirement plans, reconciled to the amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008:

Pension Plans:	2009			2008
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Prepaid Benefit Cost	$4,898	$ ---	$ 4,898	$974	$ ---	$ 974
Accrued Benefit Liability	---	(4,003)	(4,003)	---	(3,645)	(3,645)
Net Benefit Cost Recognized	$4,898	$(4,003)	$ 895	$974	$(3,645)	$(2,671)

Postretirement Benefits:	2009	2008
Accrued Benefit Liability	$(7,442)	$(7,341)
Net Benefit Cost Recognized	$(7,442)	$(7,341)

The components of accumulated other comprehensive income related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31 are summarized below.

Pension Plans:	2009			2008
Change in Benefit Obligation:	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Actuarial Loss	$13,312	$1,868	$15,180	$16,933	$1,661	$18,594
Prior Service Credit	(305)	158	(147)	(279)	(20)	(299)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$13,007	$2,026	$15,033	$16,654	$1,641	$18,295

Postretirement Benefits:	2009	2008
Net Actuarial Loss	$1,692	$2,099
Prior Service Credit	(512)	(792)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$1,180	$1,307

We expect that $1,006 of net actuarial loss and $175 of prior service credit, included in accumulated other comprehensive income at December 31, 2009, will be recognized as components of net periodic benefit cost in 2010.

At December 31, 2009 and 2008, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $28,084 and $25,070, respectively, which compared with total plan assets of $33,585 and $26,567, respectively.  At December 31, 2009 and 2008, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $4,003 and $3,645, respectively, which compared with no plan assets at December 31, 2009 and 2008.

NOTE 16:

RETIREMENT PLANS (Continued)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

Pension Plans:	2009			2008			2007
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Periodic Benefit Cost
Service Cost	$1,042	$55	$1,097	$980	$45	$1,025	$ 950	$ 44	$ 994
Interest Cost	1,532	218	1,750	1,564	223	1,787	1,442	180	1,622
Expected Return on Plan Assets	(2,072)	---	(2,072)	(2,547)	---	(2,547)	(2,501)	---	(2,501)
Amortization of Prior Service Credit	25	(108)	(83)	10	(102)	(92)	(11)	(110)	(121)
Amortization of Net Loss	1,195	112	1,307	244	108	352	225	100	325
Net Periodic Benefit Cost	1,722	277	1,999	251	274	525	105	214	319
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net (Gain) Loss	(2,425)	318	(2,107)	11,204	140	11,344	907	269	1,176
Prior Service Cost (Credit)	---	70	70	184	---	184	150	180	330
Amortization of Net Loss	(1,195)	(112)	(1,307)	(244)	(108)	(352)	(225)	(100)	(325)
Amortization of Prior Service Credit	(25)	108	83	(10)	102	92	11	110	121
Total Recognized in Other Comprehensive Loss	(3,645)	384	(3,261)	11,134	134	11,268	843	459	1,302
Total Recognized in Net Periodic (Benefit) Cost And Other Comprehensive (Income) Loss	$(1.923)	$661	$(1.262)	$11.385	$408	$11.793	$948	$673	$1,621

Postretirement Benefits:
Net Periodic Benefit Cost	2009	2008	2007
Service Cost	$147	$154	$165
Interest Cost	415	423	384
Amortization of Prior Service Credit	(96)	(108)	(118)
Amortization of Net Loss	62	91	119
Net Periodic Benefit Cost	528	560	550
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (Gain) Loss	(345)	127	348
Prior Service Cost (Credit)	185	152	(659)
Amortization of Net Loss	(62)	(91)	(119)
Amortization of Prior Service Credit	96	108	118
Total Recognized in Other Comprehensive (Gain) Loss	(126)	296	(312)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$402	$856	$238

NOTE 16:

RETIREMENT PLANS (Continued)

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	5.80%	6.15%	6.40%	5.80%	6.15%	6.40%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.50%	4.50%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	6.00%	6.00%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	6.00%	6.00%	---	---	---

	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	6.15%	6.40%	5.85%	6.15%	6.40%	5.85%
Expected Long-Term Return on Plan Assets	7.50%	8.00%	8.50%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.50%	4.75%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	6.00%	4.75%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	6.00%	4.75%	---	---	---

The discount rate assumption is based on the Citigroup Pension Discount Curve as adjusted to provide the necessary cash flows for the payment of benefits when due.

The following table presents management’s estimated benefit payments for the next ten years:

	Employee	Select Executive	Postretirement
Payment Period	Pension Plan	Retirement Plan	Plan
2010	$ 1,709	$ 290	$ 473
2011	1,878	388	494
2012	2,131	384	501
2013	2,033	375	515
2014	2,154	366	541
2015-2019	10,524	1,668	2,928

NOTE  16:

RETIREMENT PLANS (Continued)

Assumed Health Care Cost Trend Rates at December 31,
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits
	2009	2008	2009	2008	2009	2008
Health Care Cost Trend Rate Assumed for Next Year	9.00%	8.30%	7.00%	7.50%	9.00%	10.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2017	2015	2015	2015	2015	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2009	$ 51	$(46)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2009	556	(507)

Fair Value of Plan Assets (Defined Benefit Plan):

For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 1 - “Summary of Significant Accounting Policies” and Note 23 - “Fair Value of Financial Instruments.”

The fair value of level 1 and 2 pension plan assets, in the table below, are determined utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads, actual and projected cash flows relative credit information, and perceived market movements. There were no Level 3 assets at December 31, 2009 or at any time during 2009.

Plan investment assets measured at fair value by level and in total at December 31, 2009 are summarized in the following table:

	Fair Value Measurements Using:
Asset Category:	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total
Cash	$ 2,384	$---	$---	$ 2,384	7.1%
Mortgage-Backed Securities	---	7	---	7	0.0
Equity Securities	2,942	---	---	2,942	8.8
Mutual Funds - Equity	20,848	---	---	20,848	62.1
Mutual Funds – Fixed Income	7,404	---	---	7,404	22.0
Total	$33,578	$ 7	$---	$33,585	100.0%

At December 31, 2009 and 2008, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $19,308 and $14,453, respectively. At December 31, 2009 and 2008, the market value of plan assets also included $2,942 and $3,262, respectively, of Arrow Financial Corporation common stock. In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

NOTE  16:

RETIREMENT PLANS (Continued)

 Pension Plan Investment Policies and Strategies:

The Company maintains a non-contributory pension benefit plan covering substantially all employees for the purpose of rewarding long and loyal service to the Company.  The pension assets are held in trust and are invested in a prudent manner for the exclusive purpose of providing benefits to participants.  The investment objective is to achieve an inflation-protected rate of return that meets the actuarial assumption which is used for funding purposes.  The investment strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Company while complying with ERISA and any applicable regulations and laws.  The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/reward profile of the assets. Asset allocation ranges are established, periodically reviewed, and adjusted as funding levels, and participant benefit characteristics change. Active and passive investment management is employed to help enhance the risk/return profile of the assets.

The Plan’s assets are invested in a diversified portfolio of equity securities comprised of companies with small, mid, and large capitalizations.  Both domestic and international equities are allowed to provide further diversification and opportunity for return in potentially higher growth economies with lower correlation of returns.  Growth and value styles of investment are employed to increase the diversification and offer varying opportunities for appreciation.  The fixed income portion of the plan may be invested in U.S. dollar denominated debt securities that shall be rated within the top four ratings categories by nationally recognized ratings agencies.   The fixed income portion will be invested without regard to industry or sector based on analysis of each target security’s structural and repayment features, current pricing and trading opportunities as well as credit quality of the issuer.  Individual bonds with ratings that fall below the Plan’s rating requirements will be sold only when it is in the best interests of the Plan.  Hybrid investments, such as convertible bonds, may be used to provide growth characteristics while offering some protection to declining equity markets by having a fixed income component.  Alternative investments such as Treasury Inflation Protected Securities, commodities, and REITs may be used to further enhance diversification while offering opportunities for return, although none of these securities were held during the years ended December 31, 2009, 2008 or 2007.  In accordance with ERISA guidelines, common stock of the Company may be purchased up to 10% of the fair market value of the Plan’s assets at the time of acquisition.  Derivative investments are prohibited in the plan.

The return on assets assumption was developed through review of historical market returns, historical asset class volatility and correlations, current market conditions, the Plan’s past experience, and expectations on potential future market returns. The assumption represents a long-term average view of the performance of the assets in the Plan, a return that may or may not be achieved during any one calendar year. The assumption is based on the return of the Plan using the historical fifteen year return adjusted for the potential for lower than historical returns due to low interest rates, and an expected modest recovery in global economic growth as a result of the deep recession.

The range of plan asset allocations as of December 31, 2009 by asset category is as follows: Equity securities 65-85%; Fixed Income securities 10-30%; and Money market 0-5%.

Cash Flows

We are not required to make any contribution to our qualified pension plan in 2010 and therefore, do not expect to make any contribution during 2010.  The expected 2010 contribution for the nonqualified plan is $290.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $473 for 2010.

NOTE 17:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $1,000, $1,500, $105, $464 and $853 in 2008, 2007, 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2018.  Arrow’s ESOP expense amounted to $500, $549 and $168 in 2009, 2008 and 2007, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2009 were as follows:

Allocated Shares	676
Shares Released for Allocation During 2009	21
Unallocated Shares	105
Total ESOP Shares	802

Market Value of Unallocated Shares	$2,632

Under the employee stock purchase plan (“ESPP”), employees may purchase shares of Arrow’s common stock, up to $24 annually, at a discount to the prevailing market price (currently a 5% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  Arrow also sponsors a Long-Term Incentive Award Plan and a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $999, $1,184 and $336 for 2009, 2008 and 2007, respectively.

NOTE 18:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2009, approximately 247,000 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

For years ended December 31, 2009, 2008 and 2007, the amount expensed for grants issued under these plans was $189, $115 and $70, respectively.

Grants were issued in 2009 and 2007, but no grants were issued in 2008.  The following table presents information on the grants (restated for the 3% September 2009 stock dividend):

Grants issued:	Jul 2009	Jan 2009	Nov 2007
Fair Value of Options Granted	$7.00	$4.48	$4.24
Shares Granted	1,030	71,264	45,835
Dividend Yield	3.60%	4.70%	4.34%
Expected Volatility	33.2%	33.2%	27.3%
Risk Free Interest Rate	3.20%	2.10%	3.77%
Expected Lives (in years)	7.78	7.78	8.09

A summary of the status of Arrow’s stock option plans as of December 31, 2009 and changes during the year then ended is presented below.

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	447,616	$21.19
Granted	72,294	22.00
Exercised	(75,543)	15.60
Forfeited	(5,045)	15.94
Outstanding at December 31, 2009	439,322	22.35	5.1	$1,175
Exercisable at December 31, 2009	333,334	22.47	3.9	852
Expected to Vest	105,998	21.96	8.6	---

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were as follows:

	Years Ended December 31,
	2009	2008	2007
Proceeds From Stock Options Exercised	$1,178	$1,176	$1,055
Tax Benefits Related to Stock Options Exercised	193	176	164
Intrinsic Value of Stock Options Exercised	1,922	874	485

The following table summarizes information about Arrow’s stock options at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/09	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price
$11.63	31,280	1.0	$11.63	31,280	$11.63
$18.66	57,082	2.0	18.66	57,082	18.66
$21.07-21.93	115,554	8.6	21.60	22,138	21.07
$23.41-24.01	166,852	4.4	23.64	155,310	23.65
$28.45	68,554	5.1	28.42	67,524	28.45
	439,322	5.1	22.35	333,334	22.47

NOTE 19:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2009	2008	2007
FDIC and Other Insurance	$ 1,987	$ 853	$ 354
FDIC Special Assessment	787	---	---
Legal and Other Professional Fees	1,936	1,835	1,369
Postage	1,331	1,335	1,332
Computer Services	1,224	1,467	1,460
Advertising and Promotion	1,030	977	758
Stationery and Printing	980	970	926
Telephone and Communications	796	839	751
Intangible Asset Amortization	324	361	395
Charitable Contributions	138	124	145
Visa-Related Litigation Exposure	---	(306)	600
All Other	2,437	2,697	2,203
Total Other Operating Expense	$12,970	$11,152	$10,293

NOTE 20:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2009	2008	2007
Federal	$8,178	$6,263	$5,421
State	907	533	365
Total Current Tax Expense	9,085	6,796	5,786
Deferred Tax Expense
Federal	579	1,852	867
State	126	351	154
Total Deferred Tax Expense	705	2,203	1,021
Total Provision for Income Taxes	$9,790	$8,999	$6,807

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2009, 2008 and 2007 to pre-tax income as a result of the following:

	2009	2008	2007
Computed Tax Expense at Statutory Rate	$11,054	$10,303	$8,449
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,117)	(2,026)	(2,068)
Nondeductible Interest Expense	178	199	258
State Taxes, Net of Federal Income Tax Benefit	671	575	338
Other Items, Net	4	(52)	(170)
Total Provision for Income Taxes	$ 9,790	$ 8,999	$6,807

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

Deferred Tax Assets:	2009	2008
Allowance for Loan Losses	$ 5,446	$ 5,144
Pension and Deferred Compensation Plans	3,747	3,631
Pension Liability (Included in Accumulated Other Comprehensive Income)	6,417	7,766
Other	530	980
Total Gross Deferred Tax Assets	16,140	17,521

Deferred Tax Liabilities:
Pension Plans	7,093	6,983
Depreciation	845	750
Deferred Income	2,704	2,639
Net Unrealized Gains on Securities Available-for-Sale included in Accumulated Other Comprehensive Income	2,067	1,596
Goodwill	3,154	2,757
Total Gross Deferred Tax Liabilities	15,863	14,725
Net Deferred Tax Assets (Included in Other Assets)	$ 277	$ 2,796

NOTE 20:

INCOME TAXES (Continued)

Management believes that the realization of the recognized net deferred tax assets at December 31, 2009 and 2008 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2009 and 2008.

At January 1, 2009 and for the period ended December 31, 2009, Arrow had no unrecognized tax benefits.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  During 2008, the Internal Revenue Service completed an examination of our 2006 federal income tax return, which resulted in an additional payment of $38.  Tax years 2007 through 2009 are subject to examination.  During 2007, the New York State Department of Taxation and Finance conducted an examination of our 2003, 2004 and 2005 bank franchise tax returns, which concluded with no adjustments.  Tax years 2006 through 2009 are subject to New York State examination.

NOTE 21:

LEASE COMMITMENTS (In Thousands)

At December 31, 2009, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2009 were as follows:

Operating Leases
2010	$ 344
2011	345
2012	350
2013	356
2014	356
Later Years	1,074
Total Minimum Lease Payments	$2,825

Arrow leases three of its branch offices, at market rates, from Stewart’s Shops Corp.  Gary Dake, President of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.   Arrow will lease an additional office from Stewart’s in 2010.

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

Commitments to extend credit were $183,189 and $160,559 at December 31, 2009 and 2008, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $14,710 and $15,095 at December 31, 2009 and 2008, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2009 and 2008 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

NOTE 22:

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES (Continued)

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

NOTE 23:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2009 and 2008 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 1 - “Summary of Significant Accounting Policies.”  The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$123,331	$---	$123,331	$ ---
State and Municipal Obligations	18,913	---	18,913	---
Collateralized Mortgage Obligations	199,781	---	199,781	---
Mortgage-Backed Securities - Residential	93,017	---	93,017	---
Corporate and Other Debt Securities	1,331	---	1,026	305
Mutual Funds and Equity Securities	1,333	---	1,333	---
Total Securities Available-for-Sale	$437,706	$---	$437,401	$305

December 31, 2008:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$ 11,528	$---	$ 11,528	$ ---
State and Municipal Obligations	15,446	---	15,446	---
Collateralized Mortgage Obligations	185,830	---	185,830	---
Mortgage-Backed Securities - Residential	93,849	---	93,849	---
Corporate and Other Debt Securities	7,433	---	6,878	555
Mutual Funds and Equity Securities	1,328	---	1,328	---
Total Securities Available-for Sale	$315,414	$---	$314,859	$555

Securities available-for-sale are fair valued utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2009.

Level 3 securities available-for-sale at December 31, 2009, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

NOTE 23:

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Level 3 securities available-for-sale at December 31, 2008, in the table above, included a Lehman Brothers bond and a  trust preferred pooled security.   We employed the following methods in our analysis of the fair values:

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

b) Trust preferred pooled security - due to the fact that the market for this security was inactive, we performed a discounted cash flow analysis in addition to reviewing the price provided to us by our third-party pricing service in order to determine a fair value estimate for this security as of December 31, 2008. In performing the discounted cash flow analysis, we obtained additional value estimates from unobservable inputs including expected cash flows and a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security. We determined the fair value for this security at December 31, 2008 to be the lower of the fair value obtained from our third-party pricing service and our discounted cash flow analysis.

The following table is a reconciliation of the beginning and ending balances for 2009 and 2008 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2009	2008
Beginning Balance	$555	$ ---
Transfers In	---	1,006
Principal payment received	(23)	(5)
Purchases, issuances and settlements	(340)	---
Total net losses (realized/unrealized):
Included in earnings	(60)	---
Included in earnings, as a result of other-than-temporary impairment	---	(400)
Included in other comprehensive income	173	(46)
Ending Balance	$305	$ 555
The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment	$---	$(1,610)

There were no assets or liabilities that Arrow measured at fair value on a nonrecurring basis on December 31, 2009.  The only asset or liability that Arrow measured at fair value on a nonrecurring basis at December 31, 2008 was other real estate owned:

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

Other impaired assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at December 31, 2009.

NOTE 23:

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 168,931	$ 171,183	$ 133,976	$ 134,331
Net Loans (Note 4)	1,098,136	1,115,414	1,096,540	1,111,411
Time Deposits (Note 9)	393,001	400,421	403,698	411,853
FHLBNY Advances (Note 11)	140,000	147,754	160,000	171,287
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 12)	20,000	20,000	20,000	20,000
Accrued Interest Receivable	7,115	7,115	6,611	6,611
Accrued Interest Payable	2,257	2,257	2,966	2,966

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

NOTE 25:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2009	2008
Interest-Bearing Deposits with Subsidiary Banks	$ 1,662	$ 1,389
Securities Available-for-Sale	1,413	1,373
Securities Held-to-Maturity	1,000	---
Investment in Subsidiaries at Equity	161,810	148,009
Other Assets	3,334	3,069
Total Assets	$169,219	$153,840

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	8,401	8,038
Total Liabilities	28,401	28,038
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	140,818	125,802
Total Liabilities and Stockholders’ Equity	$169,219	$153,840

NOTE 25:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2009	2008	2007
Dividends from Bank Subsidiaries	$11,500	$13,919	$15,850
Interest and Dividends on Securities Available-for-Sale	100	42	31
Other Income (Including Management Fees)	1,305	784	665
Other-Than-Temporary Impairment on Securities Available-for-Sale	(375)	---	---
Net Gains on the Sale of Securities Available-for-Sale	15	10	---
Total Income	12,545	14,755	16,546

Expense:
Interest Expense	774	1,356	1,547
Salaries and Benefits	211	199	138
Other Expense	884	821	698
Total Expense	1,869	2,376	2,383
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	10,676	12,379	14,163
Income Tax Benefit	482	744	782
Income Before Equity in Undistributed
Net Income of Subsidiaries	11,158	13,123	14,945
Equity in Undistributed Net Income of Subsidiaries	10,634	7,314	2,387
Net Income	$21,792	$20,437	$17,332

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$21,792	$20,437	$17,332
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(10,634)	(7,314)	(2,387)
Other-Than-Temporary Impairment	375	---	---
Net Gains on the Sale of Securities Available-for-Sale	(15)	(10)	---
Shares Issued Under the Directors’ Stock Plan	116	121	140
Stock-Based Compensation Expense	189	115	70
Changes in Other Assets and Other Liabilities	525	498	659
Net Cash Provided by Operating Activities	12,348	13,847	15,814
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	109	86	8
Purchases of Securities Available-for-Sale	(1,278)	(396)	(156)
Net Cash Used in Investing Activities	(1,169)	(310)	(148)
Cash Flows from Financing Activities:
Treasury Stock Issued for Stock-Based Plans	1,644	1,604	1,544
Treasury Stock Issued for Dividend Reinvestment Plans	1,658	430	---
Tax Benefit from Exercise of Stock Options	193	176	164
Purchase of Treasury Stock	(3,761)	(4,325)	(7,303)
Cash Dividends Paid	(10,640)	(10,330)	(10,027)
Net Cash Used in Financing Activities	(10,906)	(12,445)	(15,622)
Net Increase in Cash and Cash Equivalents	273	1,092	44
Cash and Cash Equivalents at Beginning of the Year	1,389	297	253
Cash and Cash Equivalents at End of the Year	$ 1,662	$ 1,389	$ 297

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$ 774	$1,356	$1,547
Non-cash Investing and Financing Activities:
Changes in the Valuation Allowance for Securities Available-for-Sale, Net of Tax	718	(2,468)	3,707
Shares Issued for Acquisition of Subsidiary	542	112	111
ESOP Note	---	(1,000)	(1,500)
Surplus Adjustment for Allocated ESOP Shares	151	250	200
Allocation of Common Stock Purchased by ESOP	368	470	320
Change in Retirement Plan Net Loss and Prior Service Cost, Net of Tax	2,046	(6,983)	(616)

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2009 and 2008 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$21,523	$21,501	$21,664	$22,169
Net Interest Income	14,731	14,785	15,202	15,647
Provision for Loan Losses	502	419	427	435
Net Securities Gains	277	4	48	28
Income Before Provision for Income Taxes	9,823	7,091	7,350	7,318
Net Income	6,682	4,931	5,062	5,117

Basic Earnings Per Common Share	$.61	$ .45	$.46	$ .47
Diluted Earnings Per Common Share	.61	.45	.46	.47

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$22,082	$22,115	$22,592	$22,719
Net Interest Income	12,787	14,364	14,902	15,178
Provision for Loan Losses	290	248	253	880
Net Securities (Losses) Gains	---	(35)	6	412
Income Before Provision for Income Taxes	7,165	7,888	7,206	7,177
Net Income	4,981	5,436	5,008	5,012

Basic Earnings Per Common Share	$.45	$.50	$.46	$.46
Diluted Earnings Per Common Share	.45	.50	.46	.46

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2009.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Item 9B. Other Information – None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and nominees for directors and the Company's committees is set forth under the captions "Information Regarding Director Nominees and our Continuing Board of Directors," “Qualifications of the Board of Directors” and "Board Committees" of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held April 28, 2010 (the Proxy Statement), which sections are incorporated herein by reference.  Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant."  Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com<http://www.arrowfinancial.com/> under the link "Corporate Governance."

Item 11.  Executive Compensation

The information required by this item is set forth under the captions "Compensation Discussion and Analysis, "Executive Compensation," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Outstanding Equity Awards at Fiscal Year-End Table," "Option Exercises and Stock Vested Table," "Pension Plans," "Pension Benefits Table," "Nonqualified Deferred Compensation Table," "Agreements with Executive Officers," "Potential Payments to Executives upon  Termination or Change-in-Control,"  "Compensation of Directors," "Director Compensation Table,"  "Compensation Committee Report, " and "Compensation Committee Interlocks and Insider Participation" of the Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption "Ownership of Our Common Stock" of the Proxy Statement, which section is incorporated herein by reference, and in the section entitled "Equity Compensation Plan Information" in Part II of this Form 10-K on page 12.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions "Transactions with Directors, Officers and Associated Persons," "Corporate Governance,”  "Board Independence," and "Audit Committee Independence and Financial Experts" of the Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions "Ratification of the Independent Auditor" and "Independent Auditor's Fees" of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’

   Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 83

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 4, 2010	By /s/ Thomas L. Hoy Thomas L. Hoy Chairman, President and Chief Executive Officer
Date: March 4, 2010	By: /s/ Terry R. Goodemote Terry R. Goodemote Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 4, 2010 by the following persons in the capacities indicated.

/s/ Herbert O. Carpenter Herbert O. Carpenter Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director
/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director
/s/ Michael B. Clarke Michael B. Clarke Director	/s/ David L. Moynehan David L. Moynehan Director
/s/ Gary C. Dake Gary C. Dake Director	/s/ John J. Murphy John J. Murphy Director
/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director
/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman, President and CEO

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2007, Exhibit 3.(i)
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
4.1

Amended and Restated Declaration of the Trust by and among U.S. Bank National Association, as Institutional Trustee, the Registrant, as Sponsor and certain Administrators named therein, dated as of July 23, 2003, relating to Arrow Capital Statutory Trust II, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.1

4.2

Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.2

4.3

Placement Agreement by and among the Registrant, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.3

4.4

Guarantee Agreement by and between the Registrant and U.S. Bank National Association, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.4

4.5

Amended and Restated Trust Agreement among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware trustee, and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6

4.6

Junior Subordinated Indenture between the Registrant, as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.7

4.7

Placement Agreement among the Registrant, Arrow Capital Statutory Trust III and SunTrust Capital Markets, Inc., dated December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.8

4.8

Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9

10.1 10.2

1993 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-8, Exhibit 4.1 (File number 33-66192; filed July 19, 1993)*

1998 Long Term Incentive Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act

Registration Statement on Form S-8, Exhibit 4.1 (File number 333-62719; filed on September 2, 1998)*

10.3	2008 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on May 6, 2008, Exhibit 10.1*
10.4	2000 Employee Stock Purchase Plan of the Registrant, incorporated herein by reference from Registrant's 1933 Act Registration Statement on Form S-3 (File number 333-47912; filed on October 13, 2000)*
10.5

Award under Schedule A of Select Executive Retirement Plan to Thomas L. Hoy, dated May 2, 2001, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.15*

10.6	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.7

Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.8	Directors’ Stock Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.8*
10.9

Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.9*

10.10

Select Executive Retirement Plan of the Registrant for benefits accrued or vested on or before December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.10*

10.11

Senior Officers Deferred Compensation Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.11*

10.12	Short Term Incentive Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.12*
10.13

Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas L. Hoy, dated December 22, 2009, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on December 22, 2009, Exhibit 10.1*

Exhibit Number	Exhibit
10.14

Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Terry R. Goodemote, dated December 22, 2009, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on December 22, 2009, Exhibit 10.2*

10.15

Amended and Restated Consulting Agreement by and between the Registrant and John J. Murphy, dated December 29, 2008, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.16*

10.16

Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.1*

10.17

Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2*

10.18

Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.3*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.19	Employment Agreement among the Registrant, its subsidiary bank, Saratoga National Bank and Trust Company, and Raymond F. O’Conor, dated December 22, 2009*
10.20	Employment Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and David S. DeMarco, dated December 22, 2009*
10.21	Change of Control Agreement among the Registrant, its subsidiary bank, Glens Falls National Bank and Trust Company, and Thomas J. Murphy, dated December 22, 2009*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350

* Management contracts or compensation plans required to be filed as an exhibit.