Form 10-Q
period 2010-03-31
ARROW FINANCIAL CORP
filed 2010-05-07
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2010
Common Stock, par value $1.00 per share	10,952,077

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2010

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$ 28,509	$ 44,386
Interest-Bearing Deposits at Banks	61,253	22,730

Investment Securities:
Available-for-Sale	426,251	437,706
Held-to-Maturity (Approximate Fair Value of $170,755 in 2010 and $171,183 in 2009)	168,574	168,931
Other Investments	8,939	8,935

Loans	1,121,147	1,112,150
Allowance for Loan Losses	(14,183)	(14,014)
Net Loans	1,106,964	1,098,136
Premises and Equipment, Net	18,469	18,756
Other Real Estate and Repossessed Assets, Net	116	112
Goodwill	15,269	15,269
Other Intangible Assets, Net	1,361	1,443
Accrued Interest Receivable	7,558	7,115
Other Assets	18,032	18,108
Total Assets	$1,861,295	$1,841,627

LIABILITIES
Noninterest-Bearing Deposits	$ 197,331	$ 198,025
NOW Accounts	533,435	516,269
Savings Deposits	350,022	336,271
Time Deposits of $100,000 or More	142,330	148,511
Other Time Deposits	246,577	244,490
Total Deposits	1,469,695	1,443,566

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	62,908	72,020
Other Short-Term Borrowings	1,602	1,888
Federal Home Loan Bank Advances	140,000	140,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	2,091	2,257
Other Liabilities	19,195	21,078
Total Liabilities	1,715,491	1,700,809

Commitments and Contingent Liabilities

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,170,399 Shares Issued at March 31, 2010 and at December 31, 2009)	15,170	15,170
Additional Paid-in Capital	178,798	178,192
Retained Earnings	26,785	24,100
Unallocated ESOP Shares (92,009 Shares at March 31, 2010
and 105,167 Shares at December 31, 2009)	(1,976)	(2,204)
Accumulated Other Comprehensive Loss	(5,082)	(6,640)
Treasury Stock, at Cost (4,130,332 Shares at March 31,
2010 and 4,147,811 Shares at December 31, 2009)	(67,891)	(67,800)
Total Stockholders’ Equity	145,804	140,818
Total Liabilities and Stockholders’ Equity	$1,861,295	$1,841,627

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,163	$16,729
Interest on Deposits at Banks	40	36
Interest and Dividends on Investment Securities:
Fully Taxable	3,971	3,455
Exempt from Federal Taxes	1,477	1,303
Total Interest and Dividend Income	21,651	21,523
INTEREST EXPENSE
NOW Accounts	1,423	1,234
Savings Deposits	540	546
Time Deposits of $100,000 or More	716	1,025
Other Time Deposits	1,486	1,927
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	30	33
Federal Home Loan Bank Advances	1,604	1,825
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	141	202
Total Interest Expense	5,940	6,792
NET INTEREST INCOME	15,711	14,731
Provision for Loan Losses	375	502
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,336	14,229
NONINTEREST INCOME
Income from Fiduciary Activities	1,406	1,252
Fees for Other Services to Customers	1,856	2,026
Insurance Commissions	621	528
Net Gains on Securities Transactions	---	277
Net Gain on Sale of Merchant Bank Card Processing	---	2,700
Other Operating Income	135	184
Total Noninterest Income	4,018	6,967
NONINTEREST EXPENSE
Salaries and Employee Benefits	6,602	6,578
Occupancy Expense of Premises, Net	878	960
Furniture and Equipment Expense	899	850
Other Operating Expense	3,161	2,985
Total Noninterest Expense	11,540	11,373
INCOME BEFORE PROVISION FOR INCOME TAXES	7,814	9,823
Provision for Income Taxes	2,399	3,141
NET INCOME	$ 5,415	$ 6,682
Average Shares Outstanding:
Basic	10,932	10,892
Diluted	10,971	10,922
Per Common Share:
Basic Earnings	$ .50	$ .61
Diluted Earnings	.49	.61

Shares and Per Share Amounts have been restated for the September 2009 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	5,415	---	---	---	5,415
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $252)	---	---	---	---	---	152	---	152
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $43)	---	---	---	---	---	(26)	---	(26)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,369)	---	---	---	---	---	1,432	---	1,432
Comprehensive Income								6,973

Cash Dividends Paid, $.25 per Share	---	---	---	(2,730)	---	---	---	(2,730)
Stock Options Exercised (11,518 Shares)	---	---	45	---	---	---	98	143
Shares Issued Under the Employee Stock Purchase Plan (4,432 Shares)	---	---	68	---	---	---	38	106
Stock-Based Compensation Expense	---	---	69	---	---	---	---	69
Tax Benefit for Disposition of Stock Options	---	---	31	---	---	---	---	31
Allocation of ESOP Stock (13,158 Shares)	---	---	108	---	228	---	---	336
Shares Issued for Dividend Reinvestment Plans (15,994 Shares)	---	---	285	---	---	---	136	421
Purchase of Treasury Stock (14,465 Shares)	---	---	---	---	---	---	(363)	(363)
Balance at March 31, 2010	15,170,399	$15,170	$178,798	$26,785	$(1,976)	$(5,082)	$(67,891)	$145,804

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive (Loss)	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	6,682	---	---	---	6,682
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $305)	---	---	---	---	---	184	---	184
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $3)	---	---	---	---	---	(2)	---	(2)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,933)	---	---	---	---	---	1,771	---	1,771
Comprehensive Income								8,635

Cash Dividends Paid, $.243 per Share	---	---	---	(2,640)	---	---	---	(2,640)
Stock Options Exercised (15,186 Shares)	---	---	66	---	---	---	128	194
Shares Issued Under the Employee Stock Purchase Plan (4,259 Shares)	---	---	61	---	---	---	36	97
Stock-Based Compensation Expense	---	---	42	---	---	---	---	42
Tax Benefit for Disposition of Stock Options	---	---	65	---	---	---	---	65
Allocation of ESOP Stock (20,103 Shares)	---	---	101	---	268	---	---	369
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (18,623 Shares)	---	---	258	---	---	---	158	416
Purchase of Treasury Stock (24,894 Shares)	---	---	---	---	---	---	(556)	(556)
Balance at March 31, 2009	14,728,543	$14,729	$163,886	$29,496	$(2,304)	$(7,451)	$(65,817)	$132,539

Cash dividends paid in 2009 have been restated for the September 2009 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$ 5,415	$ 6,682
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Loan Losses	375	502
Depreciation and Amortization	1,186	688
Compensation Expense for Allocated ESOP Shares	108	101
Gains on the Sale of Securities Available-for-Sale	---	(400)
Losses on the Sale of Securities Available-for-Sale	---	123
Loans Originated and Held-for-Sale	(1,171)	(8,052)
Proceeds from the Sale of Loans Held-for-Sale	1,192	8,129
Net Gains on the Sale of Loans	(21)	(77)
Net Gain on the Sale of Fixed Assets, Other Real Estate Owned and Repossessed Assets	5	---
Contributions to Pension Plans	(82)	(2,076)
Deferred Income Tax (Benefit) Expense	(164)	400
Stock-Based Compensation Expense	69	42
Net Increase in Other Assets	(1,515)	(868)
Net Decrease in Other Liabilities	(1,967)	(2,738)
Net Cash Provided By Operating Activities	3,430	2,456
Cash Flows from Investing Activities:
Proceeds from the Sales of Securities Available-for-Sale	38	14,756
Proceeds from the Maturities and Calls of Securities Available-for-Sale	63,602	20,954
Purchases of Securities Available-for-Sale	(50,011)	(40,665)
Proceeds from the Maturities of Securities Held-to-Maturity	1,891	2,867
Purchase of Securities Held-to-Maturity	(1,613)	(10,172)
Net (Increase) Decrease in Loans	(9,411)	10,489
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	199	437
Purchases of Premises and Equipment	(46)	(374)
Net Cash Provided By (Used In) Investing Activities	4,649	(1,708)
Cash Flows from Financing Activities:
Net Increase in Deposits	26,129	48,706
Net Decrease in Short-Term Borrowings	(9,398)	(5,051)
Purchases of Treasury Stock	(363)	(556)
Treasury Stock Issued for Stock-Based Plans	249	291
Tax Benefit from Exercise of Stock Options	31	65
Treasury Stock Issued for Dividend Reinvestment Plans	421	416
Allocation of Common Stock Purchased by the ESOP	228	268
Cash Dividends Paid	(2,730)	(2,640)
Net Cash Provided By Financing Activities	14,567	41,499
Net Increase in Cash and Cash Equivalents	22,646	42,247
Cash and Cash Equivalents at Beginning of Period	67,116	58,338
Cash and Cash Equivalents at End of Period	$89,762	$100,585
Supplemental Disclosures to Statements of Cash Flow Information:
Cash Paid During the Year for:
Interest on Deposits and Borrowings	$6,102	$6,901
Income Taxes	5,108	6,235
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	208	157
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax	1,432	1,771
Additional Shares Issued for Acquisition of Subsidiary	---	115
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	126	182

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2010

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009; the results of operations for the three-month periods ended March 31, 2010 and 2009; the changes in stockholders’ equity for the three-month periods ended March 31, 2010 and 2009; and the cash flows for the three-month periods ended March 31, 2010 and 2009.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2009, included in Arrow’s 2009 Form 10-K.

Recent Accounting Pronouncements:

ASU 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives: Subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9 for embedded credit  derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010 and will not have a material effect on Arrow.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements:  ASU 2010-06 requires additional disclosures about fair value measurements including:

1.

Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Present separately information about purchases, sales, issuances, and settlements on a gross basis (rather than net) for Level 3 fair value measurements.

3.

Present fair value disclosures for each class of assets and liabilities, and

4.

For Level 2 and 3 fair value measurements, provide disclosures about the valuation techniques and inputs used to measure  fair value for both recurring and nonrecurring fair value measurements.

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  This ASU will not have a material impact on the way we measure fair values.

ASU 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, ASU 2010-12 states that the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This legislation requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. We have determined that this legislation will not have a material impact on our financial condition or results of operations.

2.   Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2010 and December 31, 2009:

	2010	2009
Retirement Plan Net Loss	$(10,033)	$(10,185)
Retirement Plan Prior Service Cost	369	395
Net Unrealized Securities Holding Gains	4,582	3,150
Total Accumulated Other Comprehensive Loss	$ (5,082)	$ (6,640)

3.   Earnings Per Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2010 and 2009, as restated for the September 2009 3% stock dividend:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2010:
Basic EPS	$5,415	10,932	$.50
Dilutive Effect of Stock Options	---	39
Diluted EPS	$5,415	10,971	$.49
For the Three Months Ended March 31, 2009:
Basic EPS	$6,682	10,892	$.61
Dilutive Effect of Stock Options	---	30
Diluted EPS	$6,682	10,922	$.61

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at March 31, 2010 and December 31, 2009 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2010:
U.S. Treasury and Agency Obligations	$122,948	$123,350	$ 402	$ --
State and Municipal Obligations	19,026	19,075	53	4
Collateralized Mortgage Obligations	187,504	192,853	6,030	681
Mortgage-Backed Securities – Residential	86,350	88,387	2,329	292
Corporate and Other Debt Securities	1,427	1,290	---	137
Mutual Funds and Equity Securities	1,409	1,296	46	159
Total Securities Available-for-Sale	$418,664	$426,251	$8,860	$1,273

December 31, 2009:
U.S. Treasury and Agency Obligations	$122,768	$123,331	$ 566	$ 3
State and Municipal Obligations	18,843	18,913	75	5
Collateralized Mortgage Obligations	196,359	199,781	4,625	1,203
Mortgage-Backed Securities – Residential	91,745	93,017	2,110	838
Corporate and Other Debt Securities	1,465	1,331	---	134
Mutual Funds and Equity Securities	1,308	1,333	31	6
Total Securities Available-for-Sale	$432,488	$437,706	$7,407	$2,189

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2010:
State and Municipal Obligations	$167,574	$169,755	$2,583	$402
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,574	$170,755	$2,583	$402

December 31, 2009:
State and Municipal Obligations	$167,931	$170,183	$2,706	$454
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,931	$171,183	$2,706	$454

4.     Investments, Debt and Equity Securities, continued

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $8,107 and $832 at March 31, 2010, respectively and $8,107 and $828 at December 31, 2009, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings  and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of March 31, 2010 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 74,002	$ 74,250	$ ---	$ ---
State and Municipal Obligations	9,343	9,362	12,344	12,447
Collateralized Mortgage Obligations	18,515	18,784	---	---
Mortgage-Backed Securities – Residential	3,077	3,120	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	104,937	105,516	12,344	12,447

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	48,948	49,100	---	---
State and Municipal Obligations	4,068	4,097	40,932	41,866
Collateralized Mortgage Obligations	105,795	110,413	---	---
Mortgage-Backed Securities – Residential	34,552	36,085	---	---
Corporate and Other Debt Securities	42	42	---	---
Total	193,405	199,737	40,932	41,866

From 5 - 10 Years:
State and Municipal Obligations	1,090	1,091	---	---
Collateralized Mortgage Obligations	45,801	46,432	65,963	66,854
Mortgage-Backed Securities – Residential	21,818	22,526	---	---
Total	68,709	70,049	65,963	66,854

Over 10 Years:
U.S. Treasury and Agency Obligations	4,525	4,525	---	---
State and Municipal Obligations	17,393	17,224	48,335	48,588
Collateralized Mortgage Obligations	26,901	26,656	---	---
Corporate and Other Debt Securities	1,385	1,248	1,000	1,000
Total	50,204	49,653	49,335	49,588
Total Securities	$417,255	$424,955	$168,574	$170,755

The fair value of securities pledged to secure repurchase agreements amounted to $62,908 and $72,020 at March 31, 2010 and December 31, 2009, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $368,618 and $360,885 at March 31, 2010 and December 31, 2009, respectively.  Other mortgage-backed securities at March 31, 2010 and December 31, 2009 included $2,034 and $2,147, respectively, of loans previously securitized by Arrow, which it continues to service.

4.     Investments, Debt and Equity Securities, continued

Temporarily Impaired Securities
March 31, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$ 1,228	$ 4	$ ---	$ --	$ 1,228	$ 4
Collateralized Mortgage Obligations	50,183	681	---	---	50,183	681
Mortgage-Backed Securities – Residential	36,561	292	626	---	37,187	292
Corporate & Other Debt Securities	---	---	1,249	137	1,249	137
Mutual Funds and Equity Securities	943	151	40	8	983	159
Total Securities Available-for-Sale	$88,915	$1,128	$1,915	$145	$90,830	$1,273
Held-to-Maturity Portfolio
State & Municipal Obligations	$11,812	$239	$7,911	$163	$19,723	$402

The table above for March 31, 2010 consists of 93 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to March 31, 2010, there were no securities downgraded below investment grade.

The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any of our temporarily impaired securities, and because it is not likely we would be required to sell the securities prior to recovery, the impairment is considered temporary.

Temporarily Impaired Securities
December 31, 2009	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and Agency Securities	$ 4,998	$ 3	$ ---	$ ---	$ 4,998	$ 3
State & Municipal Obligations	1,230	5	---	---	1,230	5
Collateralized Mortgage Obligations	49,034	1,184	162	19	49,196	1,203
Mortgage-Backed Securities - Residential	36,547	836	1,402	2	37,949	838
Corporate & Other Debt Securities	946	54	305	80	1,251	134
Mutual Funds and Equity Securities	20	---	20	6	40	6
Total Securities Available-for-Sale	$92,775	$2,082	$1,889	$107	$94,664	$2,189
Held-to-Maturity Portfolio
State & Municipal Obligations	$14,270	$270	$6,624	$184	$20,894	$454

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

4.     Investments, Debt and Equity Securities, continued

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

At March 31, 2010 and December 31, 2009  mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009. The approximate fair value for this security was $ 943 and $1,094 at March 31, 2010 and December 31, 2009, respectively.

5.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service Cost	$282	$264	$ 36	$ 38
Interest Cost	438	447	119	121
Expected Return on Plan Assets	(586)	(518)	---	---
Amortization of Prior Service Credit	(19)	(19)	(24)	(27)
Amortization of Net Loss	235	323	17	24
Net Periodic Benefit Cost	$350	$497	$148	$156

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

6.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2010 and 2009 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the first three months of 2010 and 2009 was $69 and $42, respectively.  Other information on the options is presented in the following table:

Grants Issued During the First Quarter:	2010	2009
Shares Granted	71,200	71,265
Fair Value of Options Granted	$6.62	$4.48

Assumptions:
Dividend Yield	3.80%	4.70%
Expected Volatility	35.3%	33.2%
Risk Free Interest Rate	3.14%	2.10%
Expected Lives (in years)	7.79	7.78

The following table presents the activity in Arrow’s compensatory stock options for the first quarter of 2010 and 2009:

	2010		2009
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	439,322	$22.35	447,568	$21.19
Granted	71,200	24.58	71,265	21.93
Exercised	(11,519)	12.37	(15,642)	12.42
Forfeited	---	---	(1,052)	23.24
Outstanding at March 31	499,003	22.90	502,139	21.56
Exercisable at March 31	339,605	22.78	374,480	21.43

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $15.8 million of standby letters of credit on March 31, 2010, most of which will expire within one year and some of which were not collateralized.  At that date, all standby letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2010 was insignificant.

8.  Fair Value Measurements and Disclosures (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 1 - “Accounting Policies.”  The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$123,350	$---	$123,350	$ ---
State and Municipal Obligations	19,075	---	19,075	---
Collateralized Mortgage Obligations	192,853	---	192,853	---
Mortgage-Backed Securities - Residential	88,387	---	88,387	---
Corporate and Other Debt Securities	1,290	---	988	302
Mutual Funds and Equity Securities	1,296	---	1,296	---
Total Securities Available-for-Sale	$426,251	$---	$425,949	$302

December 31, 2009:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$123,331	$---	$123,331	$ ---
State and Municipal Obligations	18,913	---	18,913	---
Collateralized Mortgage Obligations	199,781	---	199,781	---
Mortgage-Backed Securities - Residential	93,017	---	93,017	---
Corporate and Other Debt Securities	1,331	---	1,026	305
Mutual Funds and Equity Securities	1,333	---	1,333	---
Total Securities Available-for-Sale	$437,706	$---	$437,401	$305

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2009.

Level 3 securities available-for-sale at March 31, 2010 and December 31, 2009, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

8.  Fair Value Measurements and Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for March 31, 2010 and 2009 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2010	2009
Beginning Balance, January 1	$305	$555
Transfers In	---	---
Principal payment received	---	---
Purchases, issuances and settlements	---	---
Total net losses (realized/unrealized):
Included in earnings	---	---
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	(3)	(20)
Ending Balance, March 31	$302	$535

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

There were no assets or liabilities that Arrow measured at fair value on a nonrecurring basis on March 31, 2010 or on December 31, 2009.

Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2010 or December 31, 2009.

The following table presents a summary at March 31, 2010 and December 31, 2009 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity	$ 168,574	$ 170,755	$ 168,931	$ 171,183
Net Loans	1,106,964	1,127,119	1,098,136	1,115,414
Time Deposits	388,907	397,016	393,001	400,421
FHLBNY Advances	140,000	147,222	140,000	147,754
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000
Accrued Interest Receivable	7,558	7,558	7,115	7,115
Accrued Interest Payable	2,091	2,091	2,257	2,257

Fair value for securities held-to-maturity was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

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

8.  Fair Value Measurements and Disclosures, continued

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Albany, New York

May 7, 2010

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2010

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

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 296 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2009 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Page	Location
Estimation of potential losses related to Visa obligation	23	2nd paragraph
Impact of Financial Downturn	21	4th paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	26	3rd paragraph
	26	3rd to last paragraph
	29	2nd paragraph under table
Provision for loan losses	31	1st paragraph under table
Future level of residential real estate loans	28	1st paragraph
Future level of indirect consumer loans	28	Last paragraph
Future level of commercial loans	29	1st paragraph
Impact of changing economy	33	6th paragraph
Impact of economic downturn	34	4th paragraph
Liquidity	36	2nd paragraph
Fees for other services to customers	38	4th paragraph
Insurance commissions	38	5th paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, rapid and dramatic changes in economic and market conditions, such as the U.S. economy has recently experienced and continues to experience; sharp fluctuations in interest rates, economic activity, and consumer spending patterns; sudden changes in the market for products we provide, such as real estate loans; significant new banking laws and regulations, as are presently anticipated or occurring; enhanced competition from unforeseen sources; and similar uncertainties inherent in banking operations or business generally.

In the current environment of substantial economic turmoil affecting all sectors of business in the U.S., including the financial sector, all forward-looking statements should be understood as embracing a substantial degree of uncertainty far exceeding that accompanying such statements under normal economic conditions.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2009.

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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or to better analyze any institutions net interest income trend line over time, to correct any distortion that might otherwise arise from the fact that any two institutions typically will have different proportions of tax-exempt items in their portfolios, and that even a single institution may significantly alter the proportion of its own interest income derived from tax-exempt obligations from period to period.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time.  We follow these practices.

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets as a category of assets includes many items, but is essentially represented by goodwill for Arrow.

Adjustments for One-Time Items of Income or Expense:  In addition to disclosures of net income, earnings per share, return on average asset, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures for material one-time items of income or expense.  We believe that these non-GAAP financial measures may be helpful in understanding the results of operations separate and apart from items that may, or could, have a disproportional positive or negative impact on any particular period. Additionally, we believe that the adjustment for one-time items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that these non-GAAP financial measures are useful in evaluating our performance and that this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  These non-GAAP financial measures may differ from similar measures presented by other companies.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Net Income	$5,415	$5,117	$5,062	$4,931	$6,682

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) [1]	$---	$(227)	$---	$ ---	$ ---
Net Securities Gains	---	17	29	2	167
Net Gains on Sales of Loans	13	56	10	141	46
Net Gain on Sale of Merchant Bank Card Processing [2]	---	---	---	161	1,630
Income from Restitution Payment	---	---	---	272	---
FDIC Special Assessment [3]	---	---	---	(475)	---

Period End Shares Outstanding	10,948	10,917	10,916	10,909	10,901
Basic Average Shares Outstanding	10,932	10,910	10,912	10,901	10,892
Diluted Average Shares Outstanding	10,971	10,959	10,982	10,948	10,922
Basic Earnings Per Share	$.50	$.47	$.46	$.45	$.61
Diluted Earnings Per Share	.49	.47	.46	.45	.61
Cash Dividends Per Share	.25	.25	.24	.24	.24

Average Assets	$1,844,173	$1,856,176	$1,778,893	$1,725,739	$1,681,096
Average Equity	144,001	140,786	136,397	133,718	128,507
Return on Average Assets	1.19%	1.09%	1.13%	1.15%	1.61%
Return on Average Equity	15.25	14.42	14.72	14.79	21.09

Average Earning Assets	$1,762,490	$1,781,464	$1,706,626	$1,653,637	$1,610,007
Average Paying Liabilities	1,483,532	1,492,326	1,417,218	1,382,451	1,346,413
Interest Income, Tax-Equivalent [4]	22,512	23,032	22,499	22,245	22,262
Interest Expense	5,940	6,522	6,462	6,716	6,792
Net Interest Income, Tax-Equivalent [4]	16,572	16,510	16,037	15,529	15,470
Tax-Equivalent Adjustment	861	863	835	744	739
Net Interest Margin [4]	3.81%	3.68%	3.73%	3.77%	3.90%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$11,540	$11,699	$11,401	$12,119	$11,373
Less: Intangible Asset Amortization	(73)	(77)	(79)	(79)	(89)
Net Noninterest Expense	$11,467	$11,622	$11,322	$12,040	$11,284
Net Interest Income, Tax-Equivalent [4]	$16,572	$16,510	$16,037	$15,529	$15,470
Noninterest Income	4,018	3,805	3,976	4,844	6,967
Less: Net Securities Losses (Gains) & OTTI	---	347	(48)	(4)	(277)
Net Gross Income	$20,590	$20,662	$19,965	$20,369	$22,160
Efficiency Ratio [4]	55.69%	56.25%	56.71%	59.11%	50.92%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.66%	8.43%	8.37%	8.77%	8.64%
Total Stockholders’ Equity (i.e. Book Value)	$145,804	$140,818	$139,304	$134,586	$132,539
Book Value per Share	13.32	12.90	12.76	12.71	12.52
Intangible Assets	16,630	16,712	16,353	16,440	16,450
Tangible Book Value per Share [4]	11.80	11.37	11.26	11.15	10.97
Asset Quality Information
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.08%	.09%	.08%	.09%	.12%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.14	.16	.15	.15	.18
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.27	1.26	1.25	1.25	1.22
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	393.43	300.73	299.07	383.40	352.65
Nonperforming Loans as a Percentage of Loans, Period-end	.32	.42	.42	.32	.35
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.26	.26	.23	.27

[1] See page 22		[3] See page 21
[2] See page 21		[4] See “Use of Non-GAAP Financial Measures” on page 18.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 18)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 61,831	$ 40	0.26%	$ 55,777	$ 36	0.26%
Investment Securities:
Taxable	402,364	3,979	4.01	299,485	3,463	4.69
Non-Taxable	186,691	2,268	4.93	150,574	1,965	5.29
Loans	1,111,604	16,225	5.92	1,104,171	16,798	6.17
Total Earning Assets	1,762,490	22,512	5.18	1,610,007	22,262	5.61

Allowance For Loan Losses	(14,091)			(13,313)
Cash and Due From Banks	28,579			28,432
Other Assets	67,195			55,970
Total Assets	$1,844,173			$1,681,096

Deposits:
NOW Accounts	$ 526,137	1,423	1.10	$ 424,154	1,234	1.18
Savings Deposits	343,078	540	0.64	289,481	546	0.76
Time Deposits of $100,000 or More	146,874	716	1.98	152,744	1,025	2.72
Other Time Deposits	245,332	1,486	2.46	246,777	1,927	3.17
Total Interest-Bearing Deposits	1,261,421	4,165	1.34	1,113,156	4,732	1.72

Short-Term Borrowings	62,111	30	0.20	53,257	33	0.25
FHLBNY Advances and Long-Term Debt	160,000	1,745	4.42	180,000	2,027	4.57
Total Interest-Bearing Funds	1,483,532	5,940	1.62	1,346,413	6,792	2.05

Demand Deposits	191,950			180,966
Other Liabilities	24,690			25,210
Total Liabilities	1,700,172			1,552,589
Stockholders’ Equity	144,001			128,507
Total Liabilities and Stockholders’ Equity	$1,844,173			$1,681,096

Net Interest Income (Tax-equivalent Basis)		16,572			15,470
Reversal of Tax-Equivalent Adjustment		(861)	(.20)		(739)	(.19)
Net Interest Income		$15,711			$14,731
Net Interest Spread			3.56			3.56
Net Interest Margin			3.81			3.90

OVERVIEW

We reported net income for the first quarter of 2010 of $5.4 million, representing diluted earnings per share (EPS) of $.49. As we previously reported, included in our 2009 first quarter results was a net gain of $1.63 million, or $.15 per share, net of tax, recognized on the sale of our merchant bank card processing line of business to TransFirst LLC. Excluding this transaction, adjusted net income for the first quarter of 2009 was $5.1 million, representing adjusted diluted EPS of $.46 for the first quarter of 2009. As a result, adjusted EPS increased $.03 per share or 6.5% from 2009 to the comparable 2010 results. Return on average equity (ROE) for the 2010 quarter continued to be very strong at 15.25%, although down slightly from the adjusted ROE of 15.94% for the quarter ended March 31, 2009. Return on average assets (ROA) for the 2010 quarter continued to be very strong at 1.19%, although down slightly from the adjusted ROA of 1.22% for the quarter ended March 31, 2009.  The adjusted net income, adjusted EPS, adjusted ROE and adjusted ROA measures for 2009 are non-GAAP financial measures. We have provided a reconciliation of these non-GAAP measures to the GAAP net income for the 2009 first quarter of $6.7 million, diluted EPS of $.61, ROE of 21.09% and ROA of 1.61% as required under Regulation G in the table on page 36.

Total assets were $1.861 billion at March 31, 2010, which represented an increase of $148.6 million, or 8.7%, above the level at March 31, 2009, and an increase of $19.7 million, or 1.1%, from the December 31, 2009 level.

Stockholders’ equity was $145.8 million at March 31, 2010, an increase of $13.3 million, or 10.0%, from the year earlier level.  Stockholders' equity increased $5.0 million from the December 31, 2009 level of $140.8 million.  The components of the change in stockholders’ equity since year-end 2009 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the following section entitled, “Increase in Stockholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratio continued to significantly exceed regulatory minimum requirements at period-end.  At March 31, 2010 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

Financial Market Turmoil:  The Dow Jones Industrial Average (Dow Jones) plunged from a high of over 14,000 in October 2007 to a low of under 6,500 in March 2009, and then rebounded back to over 11,000, demonstrating a degree of volatility not seen in many decades, with the most dramatic up tick occurring during the fourth quarter of 2009.  The financial sector and particularly banks have been severely affected, suffering major losses on mortgages and other credit portfolios and an industry-wide loss of short-term liquidity.  In addition, bank failures have continued to occur with regularity, through 2009 and into 2010, and are expected to persist for the foreseeable future.  Many community banks, like our company, have not experienced significant losses in their loan or investment portfolios or the liquidity concerns that many of our larger contemporaries have experienced, but expanding problems in commercial real estate portfolios throughout the U.S. now threaten many of these community banks. The magnitude of turmoil in the markets had an impact on the operations of all banks, including ours, during 2009 and may continue to influence our financial condition and results of operations in forthcoming periods.

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported during the first quarter of 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing businesses during that period for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst. In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain to us from the transaction was offset, in part, by an estimated $300 thousand cost primarily to terminate certain pre-existing agreements, for a pre-tax net gain at closing of $2.7 million.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net pre-tax gain on the sale of the business as adjusted increased by $266 thousand to approximately $2.97 million.

FDIC Special Assessment & Prepayment:  The FDIC announced during the second quarter of 2009 that the agency would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment was set at 0.05% of the insured institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  The FDIC did not impose any additional special assessments in the remainder of 2009, but did generate additional much needed cash for the insurance fund by requiring insured institutions to prepay in December 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  On April 13, 2010 the FDIC Board proposed significant changes in the risk-based premiums scheme for banks. Management is unable to predict the likelihood, magnitude or ultimate impact on the Company of any such changes.

Recent legislative developments – health care reform:  In March 2010,  comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act").  Included among the major provisions of the Act, is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees.  The Act contains provisions that may impact the Company's accounting for some of its benefits plans in future periods.   However, we do not currently expect that impact to be material.  The exact extent of the Act's impact, if any, cannot be determined until final regulations are promulgated and additional interpretations of the Act become available.  The Company will continue to monitor the effect of the Act.

Economic recession and loan quality:  As the economic recession got underway in late 2008, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  In the first quarter of 2010 our loan quality held steady and in some ways actually improved.  Nonperforming loans amounted to $3.6 million at March 31, 2010, a decrease of $1.1 million from the prior year-end.  The ratio of nonperforming loans to period-end loans was .32% at March 31, 2010, a decrease from .35% one year earlier.  By way of comparison, this ratio for our peer group increased by 107 basis points, from 2.39% at December 31, 2008 to 3.46% at December 31, 2009.  Our loans charged-off (net of recoveries) against our allowance for loan losses were $206 thousand for the 2010 quarter, as compared to $324 thousand for the prior year period.  At period-end 2010, the allowance for loan losses was $14.2 million, representing 1.27% of total loans, an increase of one basis point from the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

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

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  We originate nearly all of the residential real estate loans held in our portfolio while applying conservative underwriting standards.

o

Indirect Automobile Loans:  These loans comprise nearly 30% of our loan portfolio.  During the recently completed quarter, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Investment securities and other-than-temporary impairment: During the last quarter of 2009, we recognized a $375 thousand impairment charge on one inactively traded common stock which we continue to hold in our available-for-sale portfolio, with no subsequent additional impairment charge on this investment during the first quarter of 2010.  We have not held and do not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of quarter-end, we had not experienced any impairment issues with regard to our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

Liquidity and access to credit markets:  We have not experienced any liquidity issues during 2009 and in 2010 through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 35).  In general, we rely on asset-based liquidity (i.e. funds placed by us in overnight investments and regular cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight borrowing arrangements with our correspondent banks, arrangements for FHLBNY overnight and term advances, and access to the Federal Reserve Bank discount window, as our main sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises on very short notice.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

•

 A gain of $749 thousand from the mandatory redemption by Visa from us of 38.7% of our Class B Visa Inc. shares, reflected as an increase in noninterest income, and

•

 A reversal of $306 thousand of the $600 thousand accrual previously recorded by us at December 31, 2007, representing our then estimated proportional share of additional Visa litigation costs, which reversal was reflected as a reduction in other operating expense.

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. In December 2008, Visa deposited an additional $1.1 billion into the escrow fund for covered litigation, and in July 2009, an additional $700 million into the fund.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduced the value of member banks’ Class B stock.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance; thus the Company did not recognize any income or expense in any of the periods presented as a result of the reduced value of those shares upon Visa’s settlement of the litigation. The estimation of the Company’s proportionate share of any potential losses related to the covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our March 31, 2010 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligation at that date, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Stockholders’ Equity:  At March 31, 2010, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $11.80, an increase of $0.43, or 3.8%, from year-end 2009.  Our total stockholders’ equity at March 31, 2010 increased 3.5% over the year-end 2009 level.  Major changes to stockholders’ equity included: i) $5.4 million of net income for the period; ii) a $1.4 million net unrealized gain in securities available-for-sale; offset in part by iii) cash dividends of $2.73 million; and by (iv) repurchases of our own common stock of $247 thousand.  As of March 31, 2010, our closing stock price was $26.89, resulting in a trading multiple of 2.28 to our tangible book value.  The Company and each of its subsidiary banks also continue to remain classified as “well-capitalized” under regulatory guidelines.  As previously disclosed, due to our strong capital, financial and liquidity positions, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).  The Board of Directors declared and paid a quarterly cash dividend of $.25 per share for the first quarter of 2010.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2010	Dec 2009	Mar 2009	From Dec	From Mar	From Dec	From Mar
Federal Funds Sold and Interest-Bearing Bank Balances	$61,253	$ 22,730	$ 75,911	$38,523	$(14,658)	169.5%	(19.3)%
Securities Available-for-Sale	426,251	437,706	323,494	(11,455)	102,757	(2.6)	31.8
Securities Held-to-Maturity	168,574	168,931	141,243	(357)	27,331	(0.2)	19.4
Loans (1)	1,121,147	1,112,150	1,098,842	8,997	22,305	0.8	2.0
Allowance for Loan Losses	14,183	14,014	13,450	169	733	1.2	5.4
Earning Assets (1)	1,786,164	1,750,452	1,649,166	35,712	136,998	2.0	8.3
Total Assets	1,861,295	1,841,627	1,712,664	19,668	148,631	1.1	8.7

Demand Deposits	$ 197,331	$ 198,025	$ 182,530	$ (694)	$14,801	(0.4)	8.1
NOW Accounts	533,435	516,269	445,375	17,166	88,060	3.3	19.8
Savings Deposits	350,022	336,271	301,583	13,751	48,439	4.1	16.1
Time Deposits of $100,000 or More	142,330	148,511	145,845	(6,181)	(3,515)	(4.2)	(2.4)
Other Time Deposits	246,577	244,490	248,436	2,087	(1,859)	0.9	(0.7)
Total Deposits	$1,469,695	$1,443,566	$1,323,769	$26,129	$145,926	1.8	11.0
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 62,908	$ 72,020	$ 52,888	$(9,112)	$10,020	(12.7)	18.9
FHLB Advances	140,000	140,000	160,000	---	(20,000)	---	(12.5)
Stockholders' Equity	145,804	140,818	132,539	4,986	13,265	3.5	10.0

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  Municipal deposits on average have represented 18% to over 26% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

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

The recent and continuing financial crisis has had a significant negative impact on governmental tax revenues, including municipal tax revenues, and consequently on municipal budgets.  This has not yet resulted in a sustained drop-off in our municipal deposits levels, adjusted for seasonal fluctuations, or an elevation in the average rates we pay on such deposits, but either or both of these developments may result in the future.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, lower-rate deposits in longer-term loans and investments, and hence our net interest margin and earnings level are directly affected by the shape of the yield curve.  Generally, the steeper the yield curve, the better our net interest income results.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  With the sharp decline in short-term interest rates in the fourth quarter of 2008, however, the yield curve regained a more traditional upward slope as longer-term rates tended to resist any comparable downward movement, which extended through the first quarter of 2010.

Changes in Sources of Funds:  Our increase in total deposits from December 31, 2009 to March 31, 2010 was $26.1 million, or 1.8%, of which $23.6 million of the increase was attributable to growth in municipal deposits.  Most of this growth occurred at period-end, however.  Average deposit balances on a quarter-to-quarter basis were essentially flat between the fourth quarter of 2009 and the first quarter of 2010.  We also experienced an increase in internally generated non-municipal deposit balances of $2.5 million, or 0.2%, from December 31, 2009 to March 31, 2010 with increases occurring primarily in our money market savings accounts.  At March 31, 2010 securities sold under agreements to repurchase were $9.1 million below year-end balances.  FHLB advances remained unchanged from the year-end balance.

Changes in Earning Assets:  Our loan portfolio increased by $9.0 million, or 0.8%, from December 31, 2009 to March 31, 2010.  We experienced the following trends in our three largest segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment were up modestly from year-end 2009 balances, reflecting moderate demand for commercial lending.

2.

Residential real estate loans – these loans increased by $6.7 million from December 31, 2009 to March 31, 2010, as we closed on loans of approximately $19.9 million, which exceeded residential real estate loan sales, prepayments and normal amortization.

3.

Indirect and other consumer loans – The balance of these loans remain virtually unchanged as originations were fully offset by prepayments and normal amortization.

During the three-month period, $63.6 million of investments matured in our securities available-for-sale portfolio, of which we replaced $50.0 million with purchase of new securities.  Changes in our securities held-to-maturity portfolio reflected a small amount of maturities and purchases.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Demand Deposits	$ 191,950	$ 199,116	$ 199,611	$ 186,033	$ 180,966
NOW Accounts	526,137	520,161	443,841	451,350	424,154
Savings Deposits	343,078	329,400	310,991	298,180	289,481
Time Deposits of $100,000 or More	146,874	155,588	167,681	145,335	152,744
Other Time Deposits	245,332	248,455	253,359	249,650	246,777
Total Deposits	$1,453,371	$1,452,720	$1,375,483	$1,330,548	$1,294,122

Percentage of Average Quarterly Deposits

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Demand Deposits	13.2%	13.7%	14.5%	14.0%	14.0%
NOW Accounts	36.2	35.8	32.3	33.9	32.8
Savings Deposits	23.6	22.7	22.6	22.4	22.4
Time Deposits of $100,000 or More	10.1	10.7	12.2	10.9	11.8
Other Time Deposits	16.9	17.1	18.4	18.8	19.0
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the second quarter.  Deposit balances followed this pattern for the first quarter of 2010 as the average balance remained essentially flat from the fourth quarter of 2009.  During the fourth quarter of 2009, average deposits balances actually increased due to the addition of a few new large municipal account relationships.

Quarterly Cost of Deposits

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	1.10	1.14	1.02	1.15	1.18
Savings Deposits	0.64	0.65	0.64	0.69	0.76
Time Deposits of $100,000 or More	1.98	2.09	2.19	2.62	2.72
Other Time Deposits	2.46	2.71	2.87	3.02	3.17
Total Deposits	1.16	1.24	1.27	1.40	1.48

Average rates paid by us on deposits decreased steadily over the previous five quarters, particularly on time deposits of $100,000 or more and other time deposits, in which the decrease from the 2009 first quarter to the 2010 first quarter was approximately 27% and 22%, respectively.

Impact of Interest Rate Changes

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Interest Rates.  In mid-2003, due to actions by the Federal Reserve Bank (Fed), the target rate on federal funds (funds which banks loan to one another on an overnight basis) decreased to a (then) almost unprecedented low of 1.00%, and rates paid by banks on short-term deposits similarly decreased to historically low levels.  The resulting lower rates on credit provoked a substantial expansion of lending across all sectors of the U.S. economy, especially mortgage and consumer lending.  In mid-2005, following this period of prolonged and, at that time, historically low interest rates, the Fed began to increase short-term rates with a series of 25 basis point increases in the targeted federal funds rate, reaching 5.25% by mid-2007.  Rates paid by banks on short-term deposits similarly increased during this period, although rates paid on long-term deposits (and yields earned on long-term loans and assets) did not increase proportionately as lending, particularly mortgage lending continued to expand nationwide at a rapid rate.

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

By the December 2008 meeting of the Board of Governors, the rate had decreased 100 basis points, to 4.25%, and in early 2009, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 400 basis points, to an unprecedented low range of 0% to .25% where it remained for all of 2009 and continues at present.  We began to see an immediate impact in the reduced cost of our deposits when rates began to fall in 2008 and continued falling in 2009.  Yields on our earning assets also began to fall, but lagged significantly behind the deposit repricing.

Changes in the Yield Curve.  An important development with regard to the effect of rate changes on our profitability in the mid-2005 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in the decrease in our net interest margin and consequent pressure on our net interest income from 2005 through 2007.  We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Because market perceptions and expectations changed regarding the need to price more risk into certain long-term debt instruments incident to the crisis, long-term rates remained steady, even though short-term rates dropped sharply in 2008 and remained low in 2009.  The yield curve resumed its more traditional shape and may continue to be steep for some time.  However, even lending institutions such as ours that have avoided subprime lending problems and have enjoyed continued high credit quality have nevertheless experienced some increasing pressure on credit quality in recent periods, and this may continue  especially if the national or regional economy continues to weaken.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into other high-quality assets has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  This had a significant positive impact on our net interest income.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but began to narrow in the last three quarters of 2009 and the first quarter of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of March 31, 2010 currently qualify as regulatory capital under capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 33 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws that denied the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Commercial and Commercial Real Estate	$ 306,753	$ 306,781	$ 304,968	$ 304,381	$ 305,246
Residential Real Estate	364,974	355,292	343,948	335,572	339,597
Home Equity	68,725	66,037	61,819	58,173	54,857
Indirect Consumer Loans	328,566	337,582	343,751	348,807	355,937
Other Consumer Loans (1)	42,586	43,803	45,335	46,582	48,534
Total Loans	$1,111,604	$1,109,495	$1,099,821	$1,093,515	$1,104,171

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Commercial and Commercial Real Estate	27.6%	27.6%	27.7%	27.8%	27.6%
Residential Real Estate	32.8	32.0	31.3	30.7	30.8
Home Equity	6.2	6.0	5.6	5.3	5.0
Indirect Consumer Loans	29.6	30.4	31.3	31.9	32.2
Other Consumer Loans (1)	3.8	4.0	4.1	4.3	4.4
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  Although the collapse in residential and commercial property values has in many markets begun to level out in recent periods, the damage to asset portfolios remains a serious concern.  Many lending institutions have suffered sizable charge-offs and losses in their loan and investment securities portfolios in the past six quarters as a result of their origination or investment in these kinds of loans or securities.

Through March 2010, we have not experienced a significant deterioration in our loan or investment portfolios, except for two impaired securities discussed in our December 31, 2009 Form 10-K.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

If, however, the economic weakness persists, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  Residential mortgage demand has been moderate since 2004, after a several year period when demand was high.  However, during 2004 and 2005 and the first quarter of 2006, we sold many of our 30-year, fixed-rate mortgage originations, while retaining the servicing rights.  By the end of the first quarter of 2006, as yields on longer-term residential real estate loans began to rise, we decided to stop selling our 30-year mortgage originations and instead retain them in our portfolio.  However, during the last quarter of 2008 and the first two quarters of 2009, as the government supported entities (GSEs) Fannie Mae and Freddie Mac increased their dominance of the highly stressed home mortgage market with very low-rate mortgages, we returned to our earlier practice of selling most of our mortgage originations to Freddie Mac.  During the second half of 2009 and the first quarter of 2010, we reduced our resales, as only a relatively small portion of our new residential real estate loan originations were sold to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  However, if we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, we may once again elect to resell a higher portion of our loan originations and may experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further a major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Loans: In the early post-2000 years, indirect consumer loans (consisting principally of automobile loans originated through dealerships located primarily in the eastern region of upstate New York), were the largest segment of our loan portfolio.  For much of this period, indirect consumer loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.  Since 2003, however, this segment of the portfolio has basically been flat, with periods of expansion followed by contraction.  Over the period, the segment has experienced little growth in absolute terms and decreased as a percentage of the overall portfolio.  This change in the significance of our indirect loan segment was largely the result of a series of aggressive campaigns of zero-rate and other subsidized financing by auto manufacturers, commencing late in 2001 and recurring periodically in the years since then.

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on indirect (auto) loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in indirect balances in the first two quarters of 2008.  However during the last two quarters of 2008, as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates, our share of the local indirect loan market increased and our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009 our outstanding balances steadily declined from month to month and our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.

During the first quarter of 2010, our balances in this sector remained flat from year-end 2009 as our originations were fully offset by prepayments and normal amortization.

During 2009, the borrowers of the indirect loans we originated had an average credit score at origination of over 725. We have an extremely capable and experienced lending staff that not only utilize software tools but also review and evaluate each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality.  Originations of indirect loans for 2009 were approximately $  127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.  Originations for the first quarter of 2010 were approximately $38.2 million, an increase of $8.2 over the originations in the first quarter of 2009.

At March 31, 2010, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if weakness in auto demand persists, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for indirect loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate to strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2008 as the outstanding balance in this category grew $21.3 million, or 8.0%, from year-end 2007.  However, in response to the 2008-2009 recessions, demand began to ease in 2009 and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  During the first quarter of 2010, commercial loan balances increased by $1.8 million, or 1.2%.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent quarters, although during that period on a national scale the commercial real estate market has begun to give signs of significant weakness.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Commercial and Commercial Real Estate	6.23%	6.23%	6.30%	6.41%	6.48%
Residential Real Estate	5.79	5.87	6.01	6.11	6.00
Home Equity	3.11	3.22	3.25	3.33	4.74
Indirect Consumer Loans	6.19	6.34	6.27	6.30	6.36
Other Consumer Loans	7.24	7.33	7.28	7.35	7.34
Total Loans	5.92	6.03	6.08	6.17	6.25

In the first quarter of 2010 the average yield on our loan portfolio declined by 11 basis points, from 6.03% to 5.92%, due primarily to competitive pressures on rates for new commercial and commercial real estate loans as well as rates earned on automobile loans.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) also fell during the quarter, but we did sell some of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on loans was 11 basis points versus an 8 basis point decline in our cost of deposits during the quarter, continuing the trend from preceding quarters.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 25 under the heading "Impact of Interest Rate Changes."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during a period of change in prevailing rates, we generally experience a time lag between the impact of the change on our deposit portfolio (which is felt relatively quickly) and the impact of the change on our loan portfolio (which occurs more slowly).  This time lag tends to have a positive impact on net interest margins during the beginning of a rate decline period and a negative impact on the margin at the beginning of a rate increase period.  Conversely, the repricing time lag tends to have a negative impact on our margins when a rate decrease period matures (such has been the case in recent periods), and a positive impact on margins when a rate increase period matures.

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2009 to March 31, 2010 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Mar 2010	Dec 2009	Change	Mar 2010	Dec 2009	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$123,350	$123,331	$ 19	$ 402	$ 563	$ (161)
State and Municipal Obligations	19,075	18,913	162	49	70	(21)
Collateralized Mortgage Obligations	192,853	199,781	(6,928)	5,349	3,422	1,927
Mortgage-Backed Securities-Residential	88,387	93,017	(4,630)	2,037	1,272	765
Corporate and Other Debt Securities	1,290	1,331	(41)	(137)	(134)	(3)
Mutual Funds and Equity Securities	1,296	1,333	(37)	(113)	25	(138)
Total	$426,251	$437,706	$(11,455)	$7,587	$5,218	$2,369

Securities Held-to-Maturity:
State and Municipal Obligations	$170,755	$171,183	$(428)	$2,181	$2,252	$(71)

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  During the last quarter of 2009, we recognized a $375 thousand impairment charge on one equity security which we continue to hold in our available-for-sale portfolio.  For both periods presented in the above table (i.e., fourth quarter 2009 and first quarter 2010), other mortgage-backed securities consisted solely of agency and government sponsored enterprises mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and government sponsored enterprises and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  Mutual funds and equity securities include the other-than-temporarily impaired security discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended
	Mar 2010	Mar 2009
Sales
Mortgage-Backed Securities-Residential	$ ---	$12,464
Mutual Funds and Equity Securities	38	2,015
Total Sales	38	14,479
Net Gains on Securities Transactions	---	277
Proceeds on the Sales of Securities	$38	$14,756

Purchases
U.S. Agency Securities	$49,185	$39,768
State and Municipal Obligations	726	806
Other	100	91
Total Purchases	$50,011	$40,665

Maturities & Calls	$63,602	$20,954

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Mar 2010	Dec 2009	Sep 2009	Jun 2009	Mar 2009
Loan Balances:
Period-End Loans	$1,121,147	$1,112,150	$1,106,657	$1,093,789	$1,098,842
Average Loans, Year-to-Date	1,111,604	1,101,759	1,099,153	1,098,813	1,104,171
Average Loans, Quarter-to-Date	1,111,604	1,109,496	1,099,821	1,093,515	1,104,171
Period-End Assets	1,861,295	1,841,627	1,836,283	1,718,632	1,712,664

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,014	$13,272	$13,272	$13,272	$13,272
Provision for Loan Losses, YTD	375	1,783	1,348	921	502
Loans Charged-off, YTD	(285)	(1,430)	(1,054)	(739)	(421)
Recoveries of Loans Previously Charged-off	79	389	275	172	97
Net Charge-offs, YTD	(206)	(1,041)	(779)	(567)	(324)
Allowance for Loan Losses, End of Period	$14,183	$14,014	$13,841	$13,626	$13,450

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,014	$13,841	$13,626	$13,450	$13,272
Provision for Loan Losses, QTD	375	435	427	419	502
Loans Charged-off, QTD	(285)	(376)	(315)	(318)	(421)
Recoveries of Loans Previously Charged-off	79	114	103	75	97
Net Charge-offs, QTD	(206)	(262)	(212)	(243)	(324)
Allowance for Loan Losses, End of Period	$14,183	$14,014	$13,841	$13,626	$13,450

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,342	$4,390	$3,905	$3,145	$3,401
Loans Past due 90 Days or More
and Still Accruing Interest	263	270	723	409	413
Total Nonperforming Loans	3,605	4,660	4,628	3,554	3,814
Nonaccrual Investments	---	---	---	400	400
Repossessed Assets	63	59	73	59	55
Other Real Estate Owned	53	53	---	---	310
Total Nonperforming Assets	$3,721	$4,772	$4,701	$4,013	$4,579

Asset Quality Ratios:
Allowance to Nonperforming Loans	393.43%	300.73%	299.07%	383.40%	352.65%
Allowance to Period-End Loans	1.27	1.26	1.25	1.25	1.22
Provision to Average Loans (Quarter)	0.14	0.16	0.15	0.15	0.18
Provision to Average Loans (YTD)	0.14	0.16	0.16	0.17	0.18
Net Charge-offs to Average Loans (Quarter)	0.08	0.09	0.08	0.09	0.12
Net Charge-offs to Average Loans (YTD)	0.08	0.09	0.09	0.10	0.12
Nonperforming Loans to Total Loans	0.32	0.42	0.42	0.32	0.35
Nonperforming Assets to Total Assets	0.20	0.26	0.26	0.23	0.27

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the first quarter of 2010, we made a provision for loan losses of $375 thousand following a provision of $435 thousand in the fourth quarter of 2009.    The first quarter 2010 provision was less than the $502 thousand provision for the first quarter of 2009 and the fourth quarter of 2009 provision primarily due to the improvement in the level of nonperforming loans.

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

Estimated losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of March 31, 2010.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

Our net charge-offs for the past five years have been at or near historical lows for our company.  Although charge-offs increased slightly in 2008 into early 2009, charge-offs have actually moderated in the past few quarters (see the preceding table on page 31).  Annual net charge-offs for the past 5 years have ranged from .04% to .09% of average loans.   In prior years this ratio was significantly higher.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32% of average loans.   The average net charge-off ratios for bank holding companies in our peer group was 1.32% and .70% for the years ended December 31, 2009 and 2008, respectively.  These peer group ratios are significantly increased from the prior five years, when the peer ratios ranged from .13% to .25%.  Thus, while charge-offs for our peer group are up markedly in the past two years, compared to prior years, our charge-offs have remained consistently at very low levels.

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

From August 2007 through December 2008, the Federal Reserve Bank began to cut rates in response to the growing financial crisis in credit markets and evidence of a significant nationwide economic recession.  In our market area, however, the national credit market crisis and economic recession did not have a significant negative impact on employment, job growth or businesses until the last quarter of 2008.  Overall, our market area has not experienced in the past five quarters the degree of negative impact on lending, credit and property values that the U.S. as a whole has experienced, although this may change in upcoming periods.  If our local economy does weaken, our loan losses may increase both in absolute amounts and as a percentage of our outstandings.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $914 thousand, or 6.4% of the total allowance for loan losses, at March 31, 2010 compared to $368 thousand, or 2.7%, at March 31, 2009.

Risk Elements

Our nonperforming assets at March 31, 2010 amounted to $3.7 million, a decrease of $1.1 million, or 22.0%, from the December 31, 2009 total, and a decrease of $858 thousand, or 18.7%, from the March 31, 2009 total.  For both comparisons, the decrease was primarily attributable to the payoff of one large commercial loan.  Our .20% ratio of nonperforming assets to total assets at March 31, 2010 was well below the 3.20% ratio for our peer group at December 31, 2009.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $7.8 million and represented 0.70% of loans outstanding at March 31, 2010, an increase of $630 thousand from the $7.2 million of such loans at March 31, 2009, which represented 0.66% of loans then outstanding.  These other non-current loans past due 30 to 89 days at March 31, 2010 were composed of approximately $4.7 million of consumer loans, principally indirect automobile loans, $2.0 million of residential real estate loans and $1.2 million of commercial loans.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans), which typically is a very small percentage of our portfolio, depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well.

Even so, we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Stockholders' equity increased $5.0 million during the first three months of 2010, from $140.8 million to $145.8 million.  Components of the change in stockholders' equity over the three-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 23.  The first quarter 2010 cash dividend was $.25 per share and at its April 2010 meeting the Board declared another $.25 cash dividend to be paid on June 15, 2010.

Also at its April 2010 meeting, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market, negotiated or private transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2009, of which amount approximately $2.6 million was used to make repurchases prior to replacement of the 2009 program with the 2010 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may effect stock repurchases under the 2010 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting.  For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking).  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

In light of the current economic downturn, exacerbated if not triggered by insufficient capital and reserves at major U.S. financial institutions, federal bank regulators are currently reviewing existing financial institution regulatory capital guidelines.  Moreover, pending legislation in the U.S. Congress dealing with financial reform also likely will have an impact on required regulatory capital levels for banks and bank holding companies, and if enacted, probably will increase the required capital levels for such entities.  Management is unable to predict the likelihood, magnitude or ultimate impact on the Company of any such changes.

In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s current rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.

As of March 31, 2010, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.66%	14.30%	15.44%
Glens Falls National Bank & Trust Co.	8.50	14.44	15.69
Saratoga National Bank & Trust Co.	8.86	13.02	14.27

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2010 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On April 26, 2010, our Board of Directors declared the 2010 second quarter cash dividend of $.25 payable on June 15, 2010.

			Cash Dividends Declared
	Market Price
	Low	High
2009
First Quarter	$18.93	$25.23	$.243
Second Quarter	22.35	26.89	.243
Third Quarter	24.68	29.74	.243
Fourth Quarter	24.06	27.77	.250

2010
First Quarter	$23.50	$30.00	$.250
Second Quarter (dividend payable June 15, 2010)			.250

	2010	2009
Dividends Per Share	$.25	$.243
Diluted Earnings Per Share	.49	.61
Dividend Payout Ratio	51.02%	39.84%
Total Equity (in thousands)	$145,804	$132,539
Shares Issued and Outstanding (in thousands)	10,948	10,901
Book Value Per Share	$13.32	$12.16
Intangible Assets (in thousands)	$16,630	$16,450
Tangible Book Value Per Share	$11.80	$10.65

LIQUIDITY

Our liquidity is measured by our ability to deploy or raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available appropriate sources of funds, on- and off-balance sheet, at a reasonable cost, that can be accessed quickly in time of need.

Cash or cash equivalents on hand, federal funds sold on an overnight basis, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $426.3 million at March 31, 2010.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and maturing loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during the first quarter of 2010.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $125.7 million at March 31, 2010.  We did not borrow from our overnight line of credit with the FHLBNY during 2010.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at March 31, 2010 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

Both of our subsidiary banks, Glens Falls National and Saratoga National, have established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At March 31, 2010, the amount available under this facility was $238.6 million, but there were no advances then outstanding.  We have also identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of these borrowing arrangements.

During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitation in placing or maintaining their funds with our banks.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this report.  Based on the level of overnight federal funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2010 Compared With

Three Months Ended March 31, 2009

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Mar 2010	Mar 2009	Change	% Change
Net Income	$5,415	$6,682	$(1,267)	(19.0)%
Diluted Earnings Per Share	.49	.61	(0.12)	(19.7)
Return on Average Assets	1.19%	1.61%	(0.42)	(26.1)
Return on Average Equity	15.25%	21.09%	(5.84)	(27.7)

Non-GAAP Financial Measures (Excluding the net gain on the sale of our merchant bank card processing line of business in the first quarter of 2009):[1]

Net Income	$5,415	$5,052	$363	7.2%
Diluted Earnings Per Share	.49	.46	.03	6.5
Return on Average Assets	1.19%	1.22%	(0.03)	(2.5)
Return on Average Equity	15.25%	15.94%	(0.69)	(4.3)
[1] See “Use of Non-GAAP Financial Measures” on page 18.

Reconciliation of Non-GAAP Financial Disclosures, as required by Regulation G:
	Net Income (in thousands)	Diluted Per Share Amount	Return on Average Assets	Return on Average Equity
Net Income and Related Ratios for the Three Months Ended March 31, 2009	$6,682	$.61	1.61%	21.09%
Adjustment: Net Gain on the Sale of our Merchant Bank Card Processing to TransFirst LLC During the First Quarter 2009 ($2,700 pre-tax)	1,630.15		0.39%	5.15%
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Three Months Ended March 31, 2009	$5,052	$.46	1.22%	15.94%

Net Income and Related Ratios for the Three Months Ended March 31, 2010	$5,415	$.49	1.19%	15.25%
Adjustment: None	---	---	---	---
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Three Months Ended March 31, 2010	$5,415	$.49	1.19%	15.25%

We reported earnings (net income) of $5.4 million for the first quarter of 2010, a decrease of $1.267 million, or 19.0%, from the first quarter of 2009.   Diluted earnings per share were $.49 and $.61 for the respective quarters.  As discussed in the “Overview” section of this report on page 21, our net income for the first quarter of 2009, determined in accordance with GAAP, included the gain we recognized on the sale of our merchant bank card processing to TransFirst, a non-recurring transaction which closed in that quarter (the “Transaction”).  The table above presents a comparison between our net income, diluted earnings per share, return on average assets and return on average equity for the first quarter of 2010, prepared in accordance with GAAP, (i) to our net income, diluted earnings per share, return on average assets and return on average equity for the first quarter of 2009, also prepared in accordance with GAAP, which includes the gain on the Transaction, and (ii) to our net income, diluted earnings per share, return on average assets and return on average equity for the first quarter of 2009, excluding the gain on the Transaction, which as a result of such exclusion, are non-GAAP measures.  We believe the latter comparison is meaningful and helpful, because it better demonstrates the trend from quarter-to-quarter in our earnings from our fundamental line of business, the commercial banking business.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Mar 2010	Mar 2009	Change	% Change
Interest and Dividend Income	$22,512	$22,262	$250	1.1%
Interest Expense	5,940	6,792	(852)	(12.5)
Net Interest Income	$16,572	$15,470	$1,102	7.1

Tax-Equivalent Adjustment	861	739	122	16.5

Average Earning Assets (1)	$1,762,490	$1,610,007	$152,483	9.5
Average Paying Liabilities	1,483,532	1,346,413	137,119	10.2

Yield on Earning Assets (1)	5.18%	5.61%	(0.43)%	(7.7)
Cost of Paying Liabilities	1.62	2.05	(0.43)	(21.0)
Net Interest Spread	3.56	3.56	---	---
Net Interest Margin	3.81	3.90	(0.09)	(2.3)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.90% to 3.81% between the first quarter of 2009 and the first quarter of 2010.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 18, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  However, net interest income for the just completed quarter, on a taxable equivalent basis, increased $1.1 million, or 7.1%, from the first quarter of 2009, due principally to a comparable increase in average earning assets between the two periods.  Specifically, average earning assets increased by $152.5 million, or 9.5%, between the periods, more than making up for the 2.3% decrease in our net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $375 thousand and $502 thousand for the quarters ended March 31, 2010 and 2009, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 31.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Mar 2010	Mar 2009	Change	% Change
Income From Fiduciary Activities	$1,406	$1,252	$ 154	12.3%
Fees for Other Services to Customers	1,856	2,026	(170)	(8.4)
Insurance Commissions	621	528	93	17.6
Net Gain on Securities Transactions	---	277	(277)	(100.0)
Net Gain on the Sale of Merchant Bank Card Processing (see p. 17)	---	2,700	(2,700)	(100.0)
Other Operating Income	135	184	(49)	(26.6)
Total Noninterest Income	$4,018	$6,967	$(2,949)	(42.3)

Total noninterest income in the just completed quarter was $4.0 million, down by $3.0 million, or 42.3%, from total noninterest income of $7.0 million for the first quarter of 2009.  The latter total included a $2.7 million gain from the sale of our merchant bank card processing business, a transaction which closed in the first quarter of 2009, and net gains on securities transactions of $277 thousand. Excluding these net gains, total noninterest income, as adjusted, actually increased slightly, by $28 thousand, or 0.7%, from the first quarter of 2009 to the first quarter of 2010.  This adjusted total noninterest income for the 2009 quarter of $3.99 million is a non-GAAP financial measure.  We believe it is a useful measure, however, for purposes of evaluating the change in our noninterest income between the two periods.

For the just completed 2010 quarter, income from fiduciary activities increased $154 thousand, or 12.3%, from the comparable 2009 quarter.  The increase reflects a recovery in the amount of assets under administration, which followed a general recovery in the U.S. stock markets. At quarter-end 2010, the market value of assets under trust administration and investment management amounted to $908.1 million, an increase of $200.8 million, or 28.4%, from quarter-end 2009.  A significant portion of our fiduciary fees are indexed to the dollar amount of assets under administration.

Income from fiduciary activities includes income from funds under investment management in The North Country Funds, specifically the North Country Equity Growth Fund (“NCEGX”) and the North Country Intermediate Bond Fund (“NCBDX”), both of which are advised by our registered investment adviser subsidiary, North Country Investment Advisers, Inc.  On a combined basis, these funds had a market value of $214.8 million and $180.7 million at March 31, 2010 and 2009, respectively.  The funds were introduced in March 2001.  Most of the dollars invested in these funds are derived from retirement and pension plan accounts of which our banks serve as trustee, but our North Country Funds also are offered on a retail basis through an arrangement with UVEST Financial Services Group, Inc., a third-party registered broker/dealer that provides securities brokerage services to our customers from several of our bank branches.  Our company’s pension plan is included as an investor in the North Country Funds, which owned shares in the funds with a market value of approximately $14.1 million at March 31, 2010.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $1.9 million for the first quarter of 2010, a decrease of $170 thousand, or 8.4%, from the 2009 first quarter totals.  The decrease between the two periods in fees for other services to customers was in part the result of a modest decline in revenues derived from third-party mutual fund sales; it also reflected the fact that the total for the first quarter of 2009 included income from our merchant credit card processing business, which following sale of that business was not earned by us in the first quarter of 2010 (see “Sale of Merchant Bank Card Processing to TransFirst,” in Overview section, on page 21). On November 12, 2009, the Federal Reserve issued amendments to Regulation E which implements the Electronic Fund Transfer Act effective July 1, 2010. We have determined that this legislation will not have a material impact on our financial condition or results of operations. We do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs that have attracted regulatory scrutiny.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  Noninterest income from insurance commissions will increase in upcoming periods as a result of the acquisition.

Other operating income includes net gains on the sale of loans and other real estate owned as well as other miscellaneous revenues.  For 2010, other operating income decreased $49 thousand from 2009.  The decrease was primarily attributable to a decrease in the net gains on loan sales.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Mar 2010	Mar 2009	Change	% Change
Salaries and Employee Benefits	$ 6,602	$ 6,578	$ 24	0.4%
Occupancy Expense of Premises, Net	878	960	(82)	(8.5)
Furniture and Equipment Expense	899	850	49	5.8
FDIC and FICO Assessments	494	428	66	15.4
Amortization	73	89	(16)	(18.0)
Other Operating Expense	2,594	2,468	126	5.1
Total Noninterest Expense	$11,540	$11,373	$167	1.5

Efficiency Ratio	55.69%	50.92%	4.77%	9.4

Noninterest expense for the first quarter of 2010 was $11.5 million, an increase of $167 thousand, or 1.5%, over the expense for the first quarter of 2009.  For the first quarter of 2010, our efficiency ratio was 55.69%.  This ratio, which is a non-GAAP financial measure commonly, used in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 18 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  Our efficiency ratio for the 2010 quarter compared favorably to the December 31, 2009 peer group ratio of 76.40%, when our comparative ratio was 56.03%.

Salaries and employee benefits expense increased by only $24 thousand, or 0.4%, from the first quarter of 2009 to the first quarter of 2010.  The principal reason for the small increase was a decrease in employee benefit costs related to a decrease in expense for our defined benefit pension program, which largely offset a normal increase in salaries and other benefit plans.

Occupancy expense actually decreased from the first quarter of 2009 to the first quarter of 2010.  The decrease was primarily attributable to decreases in building maintenance and utilities.  The increase in furniture and equipment expense was 5.8% quarter over quarter, and was primarily attributable to data processing expenses.

Risk-based FDIC assessments have increased over the past two years in response to the current financial crisis.  We continued to pay the lowest possible rate.

Other operating expense increased $126 thousand, or 5.1%, from the first quarter of 2009.  The increase was spread over a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2010	Mar 2009	Change	% Change
Provision for Income Taxes	$2,399	$3,141	$(742)	(23.6)%
Effective Tax Rate	30.7%	32.0%	(1.3)%	(4.1)

The provisions for federal and state income taxes amounted to $2.4 million and $3.1 million for the first quarters of 2010 and 2009, respectively.  Most of the provision decrease was attributable to decreased income.  The decrease in the effective tax rate was attributable to an increase in the relative portion of tax-exempt income to total income in the 2010 period.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro-rata shift in rates over a 12 month period.  However, at quarter-end 2010 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited by an absolute floor of a zero interest rate.

Applying the simulation model analysis as of March 31, 2010, a 200 basis point increase in interest rates demonstrated a .23% decrease in net interest income, and a 100 basis point decrease in interest rates demonstrated a .85% decrease in net interest income.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2009 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2010:

First Quarter 2010 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	418	$24.88	---	$2,686,944
February	12,508	24.64	10,000	2,442,644
March	20,973	26.40	---	2,442,644
Total	33,899	25.73	10,000

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (418 shares); February – DRIP purchases (2,150 shares), stock option exercises (358 shares); March – DRIP purchases (16,866 shares), stock option exercise (4,107 shares).

2Share amounts listed in column C include only those shares repurchased under the company’s publicly-announced stock repurchase program in effect during such period, which during the first quarter of 2010 was the $5 million stock repurchase program authorized by the Board if Directors in April 2009 (the “2009 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2009 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect during the months indicated.  In April 2010 the Board authorized a new $5 million stock repurchase program, replacing the 2009 Repurchase Program.

Item 3.

Defaults Upon Senior Securities - None

Item 4.

Removed and Reserved

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

ARROW FINANCIAL CORPORATION

Registrant

Date: May 7, 2010	s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: May 7, 2010	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)