Form 10-Q
period 2010-06-30
ARROW FINANCIAL CORP
filed 2010-08-04
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 19, 2010
Common Stock, par value $1.00 per share	10,962,817

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2010

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$ 33,071	$ 44,386
Interest-Bearing Deposits at Banks	6,701	22,730

Investment Securities:
Available-for-Sale	447,867	437,706
Held-to-Maturity (Approximate Fair Value of $162,077 in 2010 and $171,183 in 2009)	158,226	168,931
Other Investments	9,474	8,935

Loans	1,144,959	1,112,150
Allowance for Loan Losses	(14,411)	(14,014)
Net Loans	1,130,548	1,098,136
Premises and Equipment, Net	19,252	18,756
Other Real Estate and Repossessed Assets, Net	23	112
Goodwill	15,783	15,269
Other Intangible Assets, Net	1,423	1,443
Accrued Interest Receivable	6,464	7,115
Other Assets	17,287	18,108
Total Assets	$1,846,119	$1,841,627

LIABILITIES
Noninterest-Bearing Deposits	$ 201,839	$ 198,025
NOW Accounts	485,837	516,269
Savings Deposits	366,639	336,271
Time Deposits of $100,000 or More	134,220	148,511
Other Time Deposits	250,489	244,490
Total Deposits	1,439,024	1,443,566

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,847	72,020
Other Short-Term Borrowings	1,619	1,888
Federal Home Loan Bank Advances	150,000	140,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	2,094	2,257
Other Liabilities	19,832	21,078
Total Liabilities	1,693,416	1,700,809

Commitments and Contingent Liabilities (Notes 21 and 22)

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,170,399 Shares Issued at June 30, 2010 and December 31, 2009)	15,170	15,170
Additional Paid-in Capital	179,850	178,192
Retained Earnings	29,757	24,100
Unallocated ESOP Shares (87,551 Shares at June 30, 2010
and 105,167 Shares at December 31, 2009)	(1,876)	(2,204)
Accumulated Other Comprehensive Loss	(1,682)	(6,640)
Treasury Stock, at Cost (4,111,704 Shares at June 30,
2010 and 4,147,811 Shares at December 31, 2009)	(68,516)	(67,800)
Total Stockholders’ Equity	152,703	140,818
Total Liabilities and Stockholders’ Equity	$1,846,119	$1,841,627

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,293	$16,511	$32,456	$33,240
Interest on Deposits at Banks	34	33	74	69
Interest and Dividends on Investment Securities:
Fully Taxable	3,890	3,650	7,861	7,105
Exempt from Federal Taxes	1,461	1,307	2,938	2,610
Total Interest and Dividend Income	21,678	21,501	43,329	43,024

INTEREST EXPENSE
NOW Accounts	1,454	1,296	2,877	2,530
Savings Deposits	570	515	1,110	1,061
Time Deposits of $100,000 or More	727	948	1,443	1,973
Other Time Deposits	1,480	1,877	2,966	3,804
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	32	34	62	67
Other Short-Term Borrowings
Federal Home Loan Bank Advances	1,615	1,854	3,219	3,679
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	145	192	286	394
Total Interest Expense	6,023	6,716	11,963	13,508
NET INTEREST INCOME	15,655	14,785	31,366	29,516
Provision for Loan Losses	375	419	750	921
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	15,280	14,366	30,616	28,595

NONINTEREST INCOME
Income from Fiduciary Activities	1,322	1,285	2,728	2,537
Fees for Other Services to Customers	1,997	1,955	3,853	3,981
Insurance Commissions	728	567	1,349	1,095
Net Gains on Securities Transactions	878	4	878	281
Net Gain on Sale of Merchant Bank Card Processing	---	266	---	2,966
Other Operating Income	103	767	238	951
Total Noninterest Income	5,028	4,844	9,046	11,811

NONINTEREST EXPENSE
Salaries and Employee Benefits	7,053	6,615	13,655	13,193
Occupancy Expense of Premises, Net	887	867	1,765	1,827
Furniture and Equipment Expense	885	824	1,784	1,674
Other Operating Expense	3,177	3,813	6,338	6,798
Total Noninterest Expense	12,002	12,119	23,542	23,492

INCOME BEFORE PROVISION FOR INCOME TAXES	8,306	7,091	16,120	16,914
Provision for Income Taxes	2,592	2,160	4,991	5,301
NET INCOME	$ 5,714	$ 4,931	$11,129	$11,613

Average Shares Outstanding:
Basic	10,978	10,901	10,955	10,896
Diluted	11,013	10,948	10,993	10,933

Per Common Share:
Basic Earnings	$ .52	$ .45	$ 1.02	$ 1.07
Diluted Earnings	.52	.45	1.01	1.06

See Notes to Unaudited Consolidated Interim Financial Statements.

Share and per share data are restated for the September 2009 3% stock dividend.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,129	---	---	---	11,129
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $505)	---	---	---	---	---	304	---	304
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $86)	---	---	---	---	---	(53)	---	(53)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $878)	---	---	---	---	---	(530)	---	(530)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $8,672)	---	---	---	---	---	5,237	---	5,237
Other Comprehensive Income								4,958
Comprehensive Income								16,087

Cash Dividends Paid, $.50 per Share	---	---	---	(5,472)	---	---	---	(5,472)
Stock Options Exercised (26,518 Shares)	---	---	94	---	---	---	225	319
Shares Issued Under the Directors’ Stock Plan (2,866 Shares)	---	---	50	---	---	---	24	74
Shares Issued Under the Employee Stock Purchase Plan (9,443 Shares)	---	---	154	---	---	---	81	235
Stock-Based Compensation Expense	---	---	147	---	---	---	---	147
Tax Benefit for Disposition of Stock Options	---	---	63	---	---	---	---	63
Allocation of ESOP Stock (17,616 Shares)	---	---	125	---	328	---	---	453
Shares Issued for Dividend Reinvestment Plans (32,801 Shares)	---	---	566	---	---	---	279	845
Acquisition of Subsidiary (26,240 Shares)	---	---	459	---	---	---	223	682
Purchase of Treasury Stock (61,761 Shares)	---	---	---	---	---	---	(1,548)	(1,548)
Balance at June 30, 2010	15,170,399	$15,170	$179,850	$29,757	$(1,876)	$(1,682)	$(68,516)	$152,703

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,613	---	---	---	11,613
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $608)	---	---	---	---	---	367	---	367
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $7)	---	---	---	---	---	(4)	---	(4)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $281)	---	---	---	---	---	(170)	---	(170)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,416)	---	---	---	---	---	1,459	---	1,459
Other Comprehensive Income								1,652
Comprehensive Income								13,265

Cash Dividends Paid, $.485 per Share	---	---	---	(5,277)	---	---	---	(5,277)
Stock Options Exercised (44,141 Shares)	---	---	260	---	---	---	379	639
Shares Issued Under the Directors’ Stock Plan (2,324 Shares)	---	---	38	---	---	---	21	59
Shares Issued Under the Employee Stock Purchase Plan (9,781 Shares)	---	---	147	---	---	---	84	231
Stock-Based Compensation Expense	---	---	91	---	---	---	---	91
Tax Benefit for Disposition of Stock Options	---	---	129	---	---	---	---	129
Allocation of ESOP Stock (24,429 Shares)	---	---	124	---	368	---	---	492
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (34,676 Shares)	---	---	533	---	---	---	297	830
Purchase of Treasury Stock (74,189 Shares)	---	---	---	---	---	---	(1,790)	(1,790)
Balance at June 30, 2009	14,728,543	$14,729	$164,615	$31,790	$(2,204)	$(7,752)	$(66,592)	$134,586

Cash dividends paid in 2009 have been restated for the September 2009 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Six Months
	Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$11,129	$11,613
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	750	921
Depreciation and Amortization	1,700	1,403
Compensation Expense for Allocated ESOP Shares	125	124
Gains on the Sale of Securities Available-for-Sale	(878)	(414)
Losses on the Sale of Securities Available-for-Sale	---	133
Loans Originated and Held-for-Sale	(3,540)	(19,445)
Proceeds from the Sale of Loans Held-for-Sale	3,595	19,756
Net Gains on the Sale of Loans	(55)	(310)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(2)	(5)
Contributions to Pension Plans	(160)	(2,152)
Deferred Income Tax (Benefit) Expense	(515)	247
Shares Issued Under the Directors’ Stock Plan	74	59
Stock-Based Compensation Expense	147	91
Net Increase in Other Assets	(1,225)	52
Net Decrease in Other Liabilities	(1,714)	(582)
Net Cash Provided By Operating Activities	9,431	11,491
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,859	14,807
Proceeds from the Maturities and Calls of Securities Available-for-Sale	122,722	58,846
Purchases of Securities Available-for-Sale	(135,469)	(122,496)
Proceeds from the Maturities of Securities Held-to-Maturity	12,163	18,499
Purchases of Securities Held-to-Maturity	(1,613)	(41,032)
Net (Increase) Decrease in Loans	(33,486)	15,143
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	415	904
Purchases of Premises and Equipment	(877)	(784)
Acquisition of Subsidiary	264	---
Net Increase in Other Investments	(539)	(153)
Net Cash Used In Investing Activities	(25,561)	(56,266)
Cash Flows from Financing Activities:
Net (Decrease) Increase in Deposits	(4,542)	37,356
Net (Decrease) Increase in Short-Term Borrowings	(11,442)	8,140
FHLB Advances	10,000	---
Purchases of Treasury Stock	(1,548)	(1,790)
Treasury Stock Issued for Stock-Based Plans	554	870
Tax Benefit from Exercise of Stock Options	63	129
Treasury Stock Issued for Dividend Reinvestment Plans	845	830
Allocation of Common Stock Purchased by the ESOP	328	368
Cash Dividends Paid	(5,472)	(5,277)
Net Cash (Used In) Provided By Financing Activities	(11,214)	40,626
Net Decrease in Cash and Cash Equivalents	(27,344)	(4,149)
Cash and Cash Equivalents at Beginning of Period	67,116	58,338
Cash and Cash Equivalents at End of Period	$39,772	$54,189
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$12,117	$13,849
Income Taxes	9,933	6,425
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	324	312
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax	4,707	1,289
Additional Shares Issued for Acquisition of Subsidiary	682	115
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	251	363
Fair Value of Assets from Acquisition of Subsidiary	882	---
Fair Value of Liabilities from Acquisition of Subsidiary	465	---

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2010

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2010 and December 31, 2009; the results of operations for the three and six-month periods ended June 30, 2010 and 2009; the changes in stockholders’ equity for the six-month periods ended June 30, 2010 and 2009; and the cash flows for the six-month periods ended June 30, 2010 and 2009.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  Certain prior period information has been reclassified to conform to the current year presentation.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2009, included in Arrow’s 2009 Form 10-K.

Recent Accounting Pronouncements:

ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

ASU 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This pronouncement requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

ASU 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives: Clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010 and will not have a material effect on our financial condition or results of operations.

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

The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010. This pronouncement will not have a material impact on the way we measure fair values.

2.   Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2010 and December 31, 2009:

	2010	2009
Retirement Plan Net Loss	$(9,881)	$(10,185)
Retirement Plan Prior Service Cost	342	395
Net Unrealized Securities Holding Gains	7,857	3,150
Total Accumulated Other Comprehensive Loss	$(1,682)	$ (6,640)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30, 2010 and 2009:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2010:
Basic EPS	$5,714	10,978	$.52
Dilutive Effect of Stock Options	---	35
Diluted EPS	$5,714	11,013	$.52
For the Three Months Ended June 30, 2009:
Basic EPS	$4,931	10,901	$.45
Dilutive Effect of Stock Options	---	47
Diluted EPS	$4,931	10,948	$.45

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Six Months Ended June 30, 2010:
Basic EPS	$11,129	10,955	$1.02
Dilutive Effect of Stock Options	---	38
Diluted EPS	$11,129	10,993	$1.01
For the Six Months Ended June 30, 2009:
Basic EPS	$11,613	10,896	$1.07
Dilutive Effect of Stock Options	---	37
Diluted EPS	$11,613	10,933	$1.06

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at June 30, 2010 and December 31, 2009 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2010:
U.S. Treasury and Agency Obligations	$162,937	$163,858	$ 921	$ --
State and Municipal Obligations	18,876	18,953	84	7
Collateralized Mortgage Obligations	169,355	177,863	8,547	39
Mortgage-Backed Securities – Residential	80,824	84,552	3,728	---
Corporate and Other Debt Securities	1,552	1,433	---	119
Mutual Funds and Equity Securities	1,311	1,208	51	154
Total Securities Available-for-Sale	$434,855	$447,867	$13,331	$319

4.     Investments, Debt and Equity Securities, continued

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2009:
U.S. Treasury and Agency Obligations	$122,768	$123,331	$ 566	$ 3
State and Municipal Obligations	18,843	18,913	75	5
Collateralized Mortgage Obligations	196,359	199,781	4,625	1,203
Mortgage-Backed Securities – Residential	91,745	93,017	2,110	838
Corporate and Other Debt Securities	1,465	1,331	---	134
Mutual Funds and Equity Securities	1,308	1,333	31	6
Total Securities Available-for-Sale	$432,488	$437,706	$7,407	$2,189

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2010:
State and Municipal Obligations	$157,226	$161,077	$3,970	$119
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$158,226	$162,077	$3,970	$119
December 31, 2009:
State and Municipal Obligations	$167,931	$170,183	$2,706	$454
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,931	$171,183	$2,706	$454

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $8,642 and $832 at June 30, 2010, respectively and $8,107 and $828 at December 31, 2009, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of June 30, 2010 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 99,000	$ 99,534	$ ---	$ ---
State and Municipal Obligations	4,592	4,599	16,818	17,051
Collateralized Mortgage Obligations	22,237	22,703	---	---
Mortgage-Backed Securities – Residential	3,569	3,667	---	---
Total	129,398	130,503	16,818	17,051

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	63,937	64,324	---	---
State and Municipal Obligations	9,079	9,129	31,610	32,521
Collateralized Mortgage Obligations	67,986	71,357	---	---
Mortgage-Backed Securities – Residential	33,774	35,927	---	---
Corporate and Other Debt Securities	171	171	---	---
Total	174,947	180,908	31,610	32,521

4.     Investments, Debt and Equity Securities, continued

Maturities of Debt Securities, continued:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
From 5 - 10 Years:
State and Municipal Obligations	853	873	63,644	65,944
Collateralized Mortgage Obligations	67,818	72,140	---	---
Mortgage-Backed Securities – Residential	22,997	23,972	---	---
Total	91,668	96,985	63,644	65,944

Over 10 Years:
State and Municipal Obligations	4,352	4,352	45,154	45,561
Collateralized Mortgage Obligations	11,314	11,663	---	---
Mortgage-Backed Securities – Residential	20,484	20,986	---	---
Corporate and Other Debt Securities	1,381	1,262	1,000	1,000
Total	37,531	38,263	46,154	46,561
Total Debt Securities	$433,544	$446,659	$158,226	$162,077

The fair value of securities pledged to secure repurchase agreements amounted to $60,847 and $72,020 at June 30, 2010 and December 31, 2009, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $327,439 and $360,885 at June 30, 2010 and December 31, 2009, respectively.  Other mortgage-backed securities at June 30, 2010 and December 31, 2009 included $1,865 and $2,147, respectively, of loans previously securitized by Arrow, which it continues to service.

Temporarily Impaired Securities
June 30, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$ 1,589	$ 7	$ ---	$ --	$ 1,589	$ 7
Collateralized Mortgage Obligations	9,403	39	---	---	9,403	39
Corporate & Other Debt Securities	---	---	1,263	120	1,263	120
Mutual Funds and Equity Securities	948	146	40	7	988	153
Total Securities Available-for-Sale	$11,940	$192	$1,303	$127	$13,243	$319
Held-to-Maturity Portfolio
State & Municipal Obligations	$4,381	$35	$3,591	$84	$7,972	$119

The table above for June 30, 2010 consists of 96 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any significant deterioration of the credit worthiness of the issuing entities.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no significant deterioration in the credit worthiness of the municipalities.  CMOs are all agency-backed and rated AAA.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to June 30, 2010, there were no securities downgraded below investment grade.

The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any of our temporarily impaired securities, and because it is more likely-than-not that we would not be required to sell the securities prior to recovery, the impairment is considered temporary.

4.     Investments, Debt and Equity Securities, continued

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

The table above for December 31, 2009 consists of 103 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any significant deterioration of the credit worthiness of the issuing entities.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no significant deterioration in the credit worthiness of the municipalities.  CMOs are all agency-backed and are rated AAA, as are the mortgage-backed securities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to December 31, 2009, there were no securities downgraded below investment grade.

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

Other-Than-Temporary Impairment

On a quarterly basis, Arrow performs an assessment to determine whether there have been any events or economic circumstances indicating that a security with an unrealized loss has suffered other-than-temporary impairment. A debt security is considered impaired if the fair value is less than its amortized cost basis at the reporting date. If impaired, Arrow then assesses whether the unrealized loss is other-than-temporary. An unrealized loss on a debt security is generally deemed to be other-than-temporary and a credit loss is deemed to exist if the present value of the expected future cash flows is less than the amortized cost basis of the debt security. As a result, the credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that Arrow does not intend to sell the underlying debt security and it is more-likely-than not that Arrow would not be required to sell the debt security prior to recovery.

At June 30, 2010 and December 31, 2009 mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009. The approximate fair value for this security was $948 and $1,094 at June 30, 2010 and December 31, 2009, respectively.

5.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service Cost	$282	$264	$ 36	$ 38
Interest Cost	438	447	105	74
Expected Return on Plan Assets	(468)	(512)	---	---
Amortization of Prior Service Credit	(19)	(19)	(24)	(27)
Amortization of Net Loss	235	323	17	24
Net Periodic Benefit Cost	$468	$503	$134	$109

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service Cost	$ 565	$ 528	$ 73	$ 76
Interest Cost	875	894	223	195
Expected Return on Plan Assets	(1,055)	(1,030)	---	---
Amortization of Prior Service Credit	(38)	(38)	(48)	(54)
Amortization of Net Loss	471	646	34	48
Net Periodic Benefit Cost	$ 818	$1,000	$282	$265

We are not required to make any contribution to our qualified pension plan in 2010 and therefore, do not expect to make any contribution during 2010.  The expected 2010 contribution for the nonqualified plan is $320.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $311 for 2010.

6.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2010 and 2009 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the second quarter of 2010 and 2009 was $78 and $48, respectively.  The expense for the first six months of 2010 and 2009 was $147 and $91, respectively.  Other information on the options issued during 2010 and 2009 is presented in the following table:

Grants Issued During the First Quarter:	2010	2009
Shares Granted	71,200	71,265
Fair Value of Options Granted	$6.62	$4.48

Assumptions:
Dividend Yield	3.80%	4.70%
Expected Volatility	35.3%	33.2%
Risk Free Interest Rate	3.14%	2.10%
Expected Lives (in years)	7.79	7.78

6.   Stock-Based Compensation Plans, continued

The following table presents the activity in Arrow’s compensatory stock options for the first six months of 2010 and 2009:

	2010		2009
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	439,322	$22.35	447,568	$21.19
Granted	71,200	24.58	71,265	21.93
Exercised	(26,519)	12.04	(45,465)	14.05
Forfeited	---	---	(1,052)	23.24
Outstanding at June 30	484,003	23.24	472,316	21.99
Exercisable at June 30	324,605	23.29	344,657	21.99

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $15.9 million of standby letters of credit on June 30, 2010, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at June 30, 2010 was insignificant.

8.  Fair Value Measurements and Disclosures (In Thousands)

Current accounting guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  The fair value measurement of securities available-for-sale on such date was as follows:

8.  Fair Value Measurements and Disclosures, continued

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$163,858	$---	$163,858	$ ---
State and Municipal Obligations	18,953	---	18,953	---
Collateralized Mortgage Obligations	177,863	---	177,863	---
Mortgage-Backed Securities - Residential	84,552	---	84,552	---
Corporate and Other Debt Securities	1,433	---	1,119	314
Mutual Funds and Equity Securities	1,208	---	1,208	---
Total Securities Available-for-Sale	$447,867	$---	$447,553	$314

December 31, 2009:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$123,331	$---	$123,331	$ ---
State and Municipal Obligations	18,913	---	18,913	---
Collateralized Mortgage Obligations	199,781	---	199,781	---
Mortgage-Backed Securities - Residential	93,017	---	93,017	---
Corporate and Other Debt Securities	1,331	---	1,026	305
Mutual Funds and Equity Securities	1,333	---	1,333	---
Total Securities Available-for-Sale	$437,706	$---	$437,401	$305

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2010 or December 31, 2009.

Level 3 securities available-for-sale at June 30, 2010 and December 31, 2009, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

The following table is a reconciliation of the beginning and ending balances for June 30, 2010 and 2009 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2010	2009
Beginning Balance, January 1	$305	$555
Transfers In	---	---
Principal payment received	(3)	(19)
Purchases, issuances and settlements	---	---
Total net losses (realized/unrealized):
Included in earnings	---	---
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	12	163
Ending Balance, June 30	$314	$699

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

8.  Fair Value Measurements and Disclosures, continued

There were no assets or liabilities that Arrow measured at fair value on a nonrecurring basis on June 30, 2010 or on December 31, 2009. Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets during the periods ended June 30, 2010 or December 31, 2009.

The following table presents a summary at June 30, 2010 and December 31, 2009 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity	$ 158,226	$ 162,077	$ 168,931	$ 171,183
Net Loans	1,130,548	1,154,469	1,098,136	1,115,414
Time Deposits	384,709	395,146	393,001	400,421
FHLBNY Advances	150,000	156,776	140,000	147,754
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000
Accrued Interest Receivable	6,464	6,464	7,115	7,115
Accrued Interest Payable	2,094	2,094	2,257	2,257

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

Based on Arrow’s capital adequacy, the book value of the outstanding trust preferred securities (Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts) are considered to approximate fair value since the interest rates are variable (indexed to three-month LIBOR) and Arrow is well-capitalized.

9. Business Combinations (In Thousands)

On April 1, 2010, we acquired Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”).  Loomis will be operated as a wholly-owned subsidiary of our lead bank, Glens Falls National Bank and Trust Company.  All the outstanding shares of Loomis were acquired in exchange for shares of Arrow common stock.  We recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill of $514 thousand and expirations of $126 thousand.  The value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 25,530 shares of Arrow’s common stock at closing and an additional 710 shares on May 27, 2010 in connection with a balance sheet adjustment to the purchase price as provided for in the acquisition agreement.  The acquisition agreement also provides for annual contingent future payments of Arrow common stock based upon the financial performance and other results of Loomis over a three-year period.  The minimum contingent payment is zero and the maximum contingent payment over the entire three-year period is $330 thousand payable solely in shares of the Company’s common stock valued in accordance with the acquisition agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the “Company”) as of June 30, 2010, the related consolidated statements of income for the three and six-month periods ended June 30, 2010 and 2009 and the related consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Albany, New York

August 3, 2010

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

JUNE 30, 2010

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), Loomis & LaPann, Inc. (a property and casualty insurance agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), Arrow Properties, Inc. (a real estate investment trust, or REIT) and U.S. Benefits, Inc. (a provider of administrative and recordkeeping services for more complex retirement plans), all of which are subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 299 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2010 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Topic	Page	Location
Estimation of potential losses related to Visa obligation	26	5th paragraph
Impact of Financial Turmoil	24	5th paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	27	Last paragraph
	30	3rd paragraph
	33	2nd paragraph
Provision for loan losses	35	1st paragraph under table
Future level of residential real estate loans	31	Last paragraph
Future level of indirect consumer loans	32	5th paragraph
Future level of commercial loans	32	6th paragraph
Impact of changing economy	37	4th paragraph
Impact of economic downturn	38	6th paragraph
Liquidity	40	4th paragraph
Fees for other services to customers	42,46	3rd paragraph
Insurance commissions	42,46	4th paragraph

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

Adjustments for Certain Items of Income or Expense:  In addition to disclosures of net income, earnings per share, return on average assets, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures for certain material items of income or expense.  We believe that these non-GAAP financial measures may be helpful in understanding the results of operations separate and apart from items that may, or could, have a disproportional positive or negative impact on any particular period. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that these non-GAAP financial measures are useful in evaluating our performance and that this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  These non-GAAP financial measures may differ from similar measures presented by other companies.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Net Income	$5,714	$5,415	$5,117	$5,062	$4,931

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) [1]	$---	$---	$(227)	$---	$ ---
Net Securities Gains	530	---	17	29	2
Net Gains on Sales of Loans	21	13	56	10	141
Net Gain on Sale of Merchant Bank Card Processing [2]	---	---	---	---	161
Income from Restitution Payment	---	---	---	---	272
FDIC Special Assessment [3]	---	---	---	---	(475)

Period End Shares Outstanding	10,971	10,948	10,917	10,916	10,909
Basic Average Shares Outstanding	10,978	10,932	10,910	10,912	10,901
Diluted Average Shares Outstanding	11,013	10,971	10,959	10,982	10,948
Basic Earnings Per Share	$.52	$.50	$.47	$.46	$.45
Diluted Earnings Per Share	.52	.49	.47	.46	.45
Cash Dividends Per Share	.25	.25	.25	.24	.24

Average Assets	$1,873,690	$1,844,173	$1,856,176	$1,778,893	$1,725,739
Average Equity	149,026	144,001	140,786	136,397	133,718
Return on Average Assets	1.22%	1.19%	1.09%	1.13%	1.15%
Return on Average Equity	15.38	15.25	14.42	14.72	14.79

Average Earning Assets	$1,790,572	$1,762,490	$1,781,464	$1,706,626	$1,653,637
Average Interest-Bearing Liabilities	1,502,052	1,483,532	1,492,326	1,417,218	1,382,451
Interest Income, Tax-Equivalent [4]	22,530	22,512	23,032	22,499	22,245
Interest Expense	6,023	5,940	6,522	6,462	6,716
Net Interest Income, Tax-Equivalent [4]	16,507	16,572	16,510	16,037	15,529
Tax-Equivalent Adjustment	852	861	863	835	744
Net Interest Margin [4]	3.70%	3.81%	3.68%	3.73%	3.77%
Efficiency Ratio Calculation: [4]
Noninterest Expense	$12,002	$11,540	$11,699	$11,401	$12,119
Less: Intangible Asset Amortization	(65)	(73)	(77)	(79)	(79)
Net Noninterest Expense	$11,937	$11,467	$11,622	$11,322	$12,040
Net Interest Income, Tax-Equivalent [4]	$16,507	$16,572	$16,510	$16,037	$15,529
Noninterest Income	5,028	4,018	3,805	3,976	4,844
Less: Net Securities Losses (Gains) & OTTI	(878)	---	347	(48)	(4)
Net Gross Income	$20,657	$20,590	$20,662	$19,965	$20,369
Efficiency Ratio [4]	57.79%	55.69%	56.25%	56.71%	59.11%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.71%	8.66%	8.43%	8.37%	8.77%
Total Stockholders’ Equity (i.e. Book Value)	$152,703	$145,804	$140,818	$139,304	$134,586
Book Value per Share	13.92	13.32	12.90	12.76	12.71
Intangible Assets	17,206	16,630	16,712	16,353	16,440
Tangible Book Value per Share [4]	12.35	11.80	11.37	11.26	11.15
Asset Quality Information
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.05%	.08%	.09%	.08%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.13	.14	.16	.15	.15
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.26	1.27	1.26	1.25	1.25
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	324.13	393.43	300.73	299.07	383.40
Nonperforming Loans as a Percentage of Loans, Period-end	.39	.32	.42	.42	.32
Nonperforming Assets as a Percentage of Total Assets, Period-end	.24	.20	.26	.26	.23

[1] See page 26		[3] See page 25
[2] See page 25		[4] See “Use of Non-GAAP Financial Measures” on page 19.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

		Jun 2010	Jun 2009
Net Income		$11,129	$11,613

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing	see page 25	$ ---	$1,791
Income from Restitution Payment	see page 42, 46	---	271
FDIC Special Assessment	see page 25	---	(475)
Net Securities Gains	see page 34	530	170
Net Gain on Sales of Loans	see page 42, 46	33	187

Period-End Shares Outstanding		10,971	10,909
Basic Average Shares Outstanding		10,955	10,896
Diluted Average Shares Outstanding		10,993	10,933
Basic Earnings Per Share		$1.02	$1.07
Diluted Earnings Per Share		1.01	1.06
Cash Dividends		.50	.49

Average Assets		$1,859,013	$1,703,541
Average Equity		146,528	131,127
Return on Average Assets		1.21%	1.37%
Return on Average Equity		15.32	17.86

Average Earning Assets		$1,776,607	$1,631,942
Average Interest-Bearing Liabilities		1,492,842	1,364,533
Interest Income, Tax-equivalent [1]		45,042	44,507
Interest Expense		11,963	13,508
Net Interest Income, Tax-equivalent [1]		33,079	30,999
Tax-equivalent Adjustment		1,713	1,483
Net Interest Margin [1]		3.75%	3.83%
Efficiency Ratio Calculation [1]
Noninterest Expense		$23,542	$23,492
Less: Intangible Asset Amortization		(138)	(168)
Net Noninterest Expense		23,404	23,324
Net Interest Income, Tax-equivalent [1]		33,079	30,999
Noninterest Income		9,046	11,811
Less: Net Securities Gains		(878)	(281)
Net Gross Income, Adjusted		41,247	42,529
Efficiency Ratio [1]		56.74%	54.84%
Period-End Capital Information:
Tier 1 Leverage Ratio		8.71%	8.77%
Total Stockholders’ Equity (i.e. Book Value)		$152,703	$134,586
Book Value per Share		13.92	12.34
Intangible Assets		17,206	16,440
Tangible Book Value per Share [1]		12.35	10.83
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized		.06%	.10%
Provision for Loan Losses as a Percentage of Average Loans, Annualized		.13	.17
Allowance for Loan Losses as a Percentage of Period-end Loans		1.26	1.25
Allowance for Loan Losses as a Percentage of Nonperforming Loans		324.13	383.40
Nonperforming Loans as a Percentage of Period-end Loans		.39	.32
Nonperforming Assets as a Percentage of Period-end Total Assets		.24	.23

1 See “Use of Non-GAAP Financial Measures” on page 19.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 19)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Bank Deposits	$ 51,457	$ 34	0.27%	$ 49,638	$ 33	0.27%
Investment Securities:
Taxable	423,698	3,896	3.69	354,869	3,655	4.13
Non-Taxable	184,779	2,245	4.87	155,615	1,977	5.10
Loans	1,130,638	16,355	5.80	1,093,515	16,580	6.08

Total Earning Assets	1,790,572	22,530	5.05	1,653,637	22,245	5.40

Allowance For Loan Losses	(14,268)			(13,532)
Cash and Due From Banks	27,637			27,464
Other Assets	69,749			58,170
Total Assets	$1,873,690			$1,725,739

Deposits:
Interest-Bearing NOW Deposits	$ 534,157	1,454	1.09	$ 451,350	1,296	1.15
Regular and Money Market Savings	359,094	570	0.64	298,180	515	0.69
Time Deposits of $100,000 or More	133,737	727	2.18	145,335	948	2.62
Other Time Deposits	249,377	1,480	2.38	249,650	1,877	3.02
Total Interest-Bearing Deposits	1,276,365	4,231	1.33	1,144,515	4,636	1.62

Short-Term Borrowings	63,889	32	0.20	57,936	34	0.24
Long-Term Debt	161,798	1,760	4.36	180,000	2,046	4.56
Total Interest-Bearing Liabilities	1,502,052	6,023	1.61	1,382,451	6,716	1.95

Demand Deposits	200,547			186,033
Other Liabilities	22,065			23,537
Total Liabilities	1,724,664			1,592,021
Stockholders’ Equity	149,026			133,718
Total Liabilities and Stockholders’ Equity	$1,873,690			$1,725,739

Net Interest Income (Tax-equivalent Basis)		16,507			15,529
Net Interest Spread			3.44			3.45
Net Interest Margin			3.70			3.77

Reversal of Tax-equivalent Adjustment		(852)	(.19)		(744)	(.18)
Net Interest Income, As Reported		$15,655			$14,785

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 19)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-bearing Balances	$ 56,615	$ 74	0.26%	$ 52,691	$ 69	0.26%
Investment Securities:
Taxable	413,090	7,875	3.84	327,329	7,118	4.39
Non-Taxable	185,729	4,513	4.90	153,109	3,942	5.19
Loans	1,121,173	32,580	5.86	1,098,813	33,378	6.13

Total Earning Assets	1,776,607	45,042	5.11	1,631,942	44,507	5.50

Allowance For Loan Losses	(14,180)			(13,422)
Cash and Due From Banks	28,105			27,946
Other Assets	68,481			57,075
Total Assets	$1,859,013			$1,703,541

Deposits:
Interest-Bearing NOW Deposits	$ 530,170	2,877	1.09	$ 437,827	2,530	1.17
Regular and Money Market Savings	351,130	1,110	0.64	293,855	1,061	0.73
Time Deposits of $100,000 or More	140,269	1,443	2.07	149,019	1,973	2.67
Other Time Deposits	247,365	2,966	2.42	248,222	3,804	3.09
Total Interest-Bearing Deposits	1,268,934	8,396	1.33	1,128,923	9,368	1.67

Short-Term Borrowings	63,005	62	0.20	55,610	67	0.24
Long-Term Debt	160,903	3,505	4.39	180,000	4,073	4.56
Total Interest-Bearing Liabilities	1,492,842	11,963	1.62	1,364,533	13,508	2.00

Demand Deposits	196,272			183,513
Other Liabilities	23,371			24,368
Total Liabilities	1,712,485			1,572,414
Stockholders’ Equity	146,528			131,127
Total Liabilities and Stockholders’ Equity	$1,859,013			$1,703,541

Net Interest Income (Tax-equivalent Basis)		33,079			30,999
Net Interest Spread			3.49			3.50
Net Interest Margin			3.75			3.83

Reversal of Tax-equivalent Adjustment		(1,713)	(.19)		(1,483)	(.18)
Net Interest Income, As Reported		$31,366			$29,516

OVERVIEW

We reported net income for the second quarter of 2010 of $5.7 million, representing diluted earnings per share (EPS) of $.52.  Both of these measures represent an increase of over 15% from the 2009 second quarter.  Return on average equity (ROE) for the 2010 quarter continued to be very strong at 15.38%, an increase of .59% from the ROE of 14.79% for the quarter ended June 30, 2009. Return on average assets (ROA) for the 2010 quarter continued to be very strong at 1.22%, an increase of .07% from the ROA of 1.15% for the quarter ended June 30, 2009.

We reported net income for the first six months of 2010 of $11.1 million, representing EPS of $1.01. As we previously reported, our results for the first six months of 2009 included a gain of $1.79 million, or $.16 per share, net of tax, recognized on the sale of our merchant bank card processing line of business to TransFirst LLC. Excluding this transaction, adjusted net income for the first six months of 2009 was $9.8 million, representing adjusted diluted EPS of $.90.  These adjusted net income and EPS measures for the 2009 period are non-GAAP financial measures. Our diluted EPS for the first six months of 2010 determined in accordance with GAAP was $.11 per share (or 12.2%) greater than the adjusted non-GAAP diluted EPS for the comparable 2009 period.  We have provided a reconciliation of the 2009 non-GAAP measures to the comparable measures determined in accordance with GAAP, as required under Regulation G, in the table on page 44, and have also compared the 2009 non-GAAP earnings measures to the comparable 2010 earnings measures determined in accordance with GAAP.

Total assets were $1.846 billion at June 30, 2010, which represented an increase of $127.5 million, or 7.4%, above the level at June 30, 2009, and an increase of $4.5 million, or 0.2%, from the December 31, 2009 level.  Stockholders’ equity was $152.7 million at June 30, 2010, an increase of $18.1 million, or 13.5%, from the year earlier level.

Stockholders' equity increased $11.9 million from the December 31, 2009 level of $140.8 million.  The components of the change in stockholders’ equity since year-end 2009 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the section entitled, “Increase in Stockholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratio continued to significantly exceed regulatory minimum requirements at period-end.  At June 30, 2010 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

Financial Market Turmoil:  The Dow Jones Industrial Average (Dow Jones) plunged from a high of over 14,000 in October 2007 to a low of under 6,500 in March 2009, then rebounded by March 2010 to over 11,000, before settling back to the 10,000 level at the end of the second quarter.  This degree of market volatility has not been seen in many decades, and the market’s turmoil is impacted by the continuing weakness in the U.S. economy.  The financial sector and particularly banks have been severely affected, suffering major losses on mortgages and other credit portfolios and an industry-wide loss of short-term liquidity.  In addition, bank failures have continued to occur with regularity, through 2009 and into 2010, and are expected to persist for the foreseeable future.  Many community banks, like our company, have not experienced significant losses in their loan or investment portfolios or the liquidity concerns that many of our larger contemporaries have experienced, but expanding problems in commercial real estate portfolios throughout the U.S. now threaten many of these community banks (although our commercial portfolio has not experienced significant deterioration). The magnitude of turmoil in the markets had an impact on the operations of all banks, including ours, during 2009 and may continue to influence our financial condition and results of operations in forthcoming periods.

Acquisition of Insurance Agency: As announced earlier, on April 1, 2010, we acquired Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”).  Loomis will be operated as a wholly-owned subsidiary of our lead bank, Glens Falls National Bank and Trust Company.  All the outstanding shares of Loomis were acquired in exchange for shares of Arrow common stock.  We recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill of $514 thousand and expirations of $126 thousand.  The value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 25,530 shares of Arrow’s common stock at closing and an additional 710 shares on May 27, 2010 in connection with a balance sheet adjustment to the purchase price as provided for in the acquisition agreement.  The acquisition agreement also provides for annual contingent future payments of Arrow common stock based upon the financial performance and other results of Loomis over a three-year period.  The minimum contingent payment is zero and the maximum contingent payment over the entire three-year period is $330 thousand payable solely in shares of the Company’s common stock valued in accordance with the acquisition agreement.

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported during the first quarter of 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing businesses for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst. In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain to us from the transaction was offset, in part, by an estimated $300 thousand cost primarily to terminate certain pre-existing agreements, for a pre-tax net gain at closing of $2.7 million.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net pre-tax gain on the sale of the business as adjusted increased by $266 thousand to approximately $2.97 million.

FDIC Special Assessment & Prepayment:  The FDIC announced during the first quarter of 2009 that the agency would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment was set at 0.05% of the insured institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  The FDIC did not impose any additional special assessments in the remainder of 2009, but did generate additional much needed cash for the insurance fund by requiring insured institutions to prepay in December 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  On April 13, 2010 the FDIC Board proposed significant changes in the risk-based premiums scheme for banks. Management is unable to predict the likelihood, magnitude or ultimate impact on the Company of any such changes.

Recent Legislative Developments:

–

Health Care Reform:  In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act").  Included among the major provisions of the Act, is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees.  The Act contains provisions that may impact the Company’s accounting for some of its benefit plans in future periods by increasing the expense associated with these plans, but at this point, we do not expect that the impact will be material. The exact extent of the Act’s impact cannot be determined until final regulations are promulgated and additional interpretations become available. The Company will continue to monitor the effect of the Act.

–

Financial Reform:  In July 2010, comprehensive regulatory reform legislation was passed under the “Dodd-Frank Wall Street Reform and Consumer Protection Act.”  This act will have an impact on various aspects of our industry, many of which will not be fully known until final regulations are adopted.  The impact of this act is discussed in following sections of the Report, where appropriate. The Company will continue to monitor the effect of the Act.

Economic Recession and Loan Quality:  As the nationwide economic recession got underway in late 2008, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy, reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  In the first six months of 2010 our loan quality held steady and in some ways actually improved.  Nonperforming loans amounted to $4.4 million at June 30, 2010, a decrease of $214 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .39% at June 30, 2010, a decrease from .42% at December 31, 2009.  By way of comparison, this ratio for our peer group was 3.67% at March 31, 2010, an increase of .16% from year-end 2009.  Our loans charged-off (net of recoveries) against our allowance for loan losses were $147 thousand for the 2010 quarter, as compared to $243 thousand for the prior year period.  At June 30, 2010, the allowance for loan losses was $14.4 million, representing 1.26% of total loans.  This ratio is unchanged from the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium sized businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs. Current unemployment rates in our region are higher than in the past few years and the number of total jobs has decreased, although these trends are largely attributable to recent changes in the local operations of a small number of large corporations.  Commercial property values have not shown significant deterioration in our primary market.  We update the appraisals on our nonperforming commercial loans and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  We originated nearly all of the residential real estate loans held in our portfolio while applying conservative underwriting standards.

o

Indirect Automobile Loans:  These loans comprise nearly 30% of our loan portfolio.  During the first six months of 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Investment Securities and Other-than-temporary Impairment: During the last quarter of 2009, we recognized a $375 thousand impairment charge on one inactively traded common stock which we continue to hold in our available-for-sale portfolio, with no subsequent additional impairment charge on this investment during the first six months of 2010.  We have never held and do not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of quarter-end, we had not experienced any impairment issues with regard to our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the Company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

Liquidity and Access to Credit Markets:  We did not experience any liquidity issues during 2009 and have not experienced any liquidity issues in 2010 through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed; except for some increases in the maximum borrowing capacity (see our more detailed liquidity discussion on page 40).  In general, we rely on asset-based liquidity (i.e., funds placed by us in overnight investments and regular cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight borrowing arrangements with our correspondent banks, arrangements for FHLBNY overnight and term advances, and access to the Federal Reserve Bank discount window, as our main sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises on very short notice.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks are otherwise required to bear.  Accordingly, during the second quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Visa has deposited additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, and $500 million in May 2010.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduced the value of member banks’ Class B stock.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance; thus the Company did not recognize any income or expense in any of the periods presented as a result of the reduced value of those shares upon Visa’s settlement of the litigation. The estimation of the Company’s proportionate share of any potential losses related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our June 30, 2010 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligation at that date, but this value is subject to change depending upon future developments in the covered litigation.

New Branch Office Opened in Queensbury:  We opened the 29th branch office for Glens Falls National Bank and Trust Company (our 35th overall) in the second quarter of 2010.  The new branch expands our coverage in the Glens Falls / Queensbury market area where we now have six offices in addition to our main office in downtown Glens Falls.  The new office is our fourth office located in the same building as a Stewart’s Shop.  Arrow leases these offices, at market rates, from Stewart’s Shops Corp.  The President of Stewart’s Shops Corp., Gary Dake, also serves as a director of both Arrow and its subsidiary, Saratoga National Bank and Trust Company.

Increase in Stockholders’ Equity:  At June 30, 2010, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill) amounted to $12.35, an increase of $0.98, or 8.6%, from year-end 2009.  Our total stockholders’ equity at June 30, 2010 increased 8.4% over the year-end 2009 level.  Major changes to stockholders’ equity included $11.1 million of net income for the period and a $5.2 million net unrealized gain in securities available-for-sale, offset in part by cash dividends of $5.5 million and repurchases of our own common stock of $1.5 million.  As of June 30, 2010, our closing stock price was $23.11, resulting in a trading multiple of 1.87 to our tangible book value.  The Company and each of its subsidiary banks also continue to remain classified as “well-capitalized” under regulatory guidelines.  As previously disclosed, due to our strong capital, financial and liquidity positions, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).  The Board of Directors declared and paid a quarterly cash dividend of $.25 per share for the second quarter of 2010.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2010	Dec 2009	Jun 2009	From Dec	From Jun	From Dec	From Jun
Interest-Bearing Bank Balances	$ 6,701	$ 22,730	$ 22,325	$(16,029)	$(15,624)	(70.5)%	(70.0)%
Securities Available-for-Sale	447,867	437,706	366,475	10,161	81,392	2.3	22.2
Securities Held-to-Maturity	158,226	168,931	156,422	(10,705)	1,804	(6.3)	1.2
Other Investments	9,474	8,935	9,829	539	(355)	6.0	(3.6)
Loans (1)	1,144,959	1,112,150	1,093,789	32,809	51,170	3.0	4.7
Allowance for Loan Losses	14,411	14,014	13,626	397	785	2.8	5.8
Earning Assets (1)	1,767,227	1,750,452	1,648,840	16,775	118,387	1.0	7.2
Total Assets	1,846,119	1,841,627	1,718,632	4,492	127,487	0.2	7.4

Demand Deposits	$ 201,839	$ 198,025	$ 189,417	$ 3,814	$12,422	1.9	6.6
NOW Accounts	485,837	516,269	419,035	(30,432)	66,802	(5.9)	15.9
Savings Deposits	366,639	336,271	301,496	30,368	65,143	9.0	21.6
Time Deposits of $100,000 or More	134,220	148,511	151,682	(14,291)	(17,462)	(9.6)	(11.5)
Other Time Deposits	250,489	244,490	250,789	5,999	(300)	2.5	(0.1)
Total Deposits	$1,439,024	$1,443,566	$1,312,419	$(4,542)	$126,605	(0.3)	9.6
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 60,847	$ 72,020	$ 64,872	$(11,173)	$(4,025)	(15.5)	(6.2)
FHLB Advances	150,000	140,000	160,000	10,000	(10,000)	7.1	(6.3)
Stockholders' Equity	152,703	140,818	134,586	11,885	18,117	8.4	13.5

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  Recently, municipal deposits have ranged from 20% to over 27% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

In general, there is a seasonal pattern to municipal deposits starting with a low point beginning in June and continuing during the summer months.  Municipal deposit balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

The recent and continuing financial crisis has had a significant negative impact on governmental tax revenues, including municipal tax revenues, and consequently on municipal budgets.  This has not yet resulted in a sustained reduction in our municipal deposits levels, adjusted for seasonal fluctuations, or an elevation in the average rates we pay on such deposits, but either or both of these developments may result in the future.

Yield Curve:  The shape of the yield curve (i.e. the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term, deposits in longer-term loans and investments, and hence our net interest margin and earnings level are directly affected by the shape of the yield curve.  Generally, the steeper the yield curve, the better our net interest income results.  During much of 2006 and 2007, the yield curve flattened and at times became inverted, that is, the rates for long-term bonds like U.S. Treasury notes were often less than the rates banks paid for overnight federal funds.  During that period our net interest margin compressed and our net interest income declined as a consequence.  With the sharp decline in short-term interest rates commencing in the fourth quarter of 2007 and continuing to the present, however, the yield curve has regained a more traditional upward slope, as longer-term rates have declined somewhat but not to the same degree as short-term rates.

Changes in Sources of Funds:  Total deposits decreased from December 31, 2009 to June 30, 2010, but by only $4.5 million, or 0.3%.  The decline was largely due to the fact that the end of June traditionally represents the seasonal low point for our municipal deposits.  However, compared to June 30, 2009, our total deposits increased $126.6 million, or 9.6%. Almost half of the $59.4 million increase was attributable to municipal deposits, while the remaining $67.2 million increase was attributable to our internally generated non-municipal deposit balances with increases occurring primarily in our money market savings accounts.  At June 30, 2010, securities sold under agreements to repurchase were $11.1 million below year-end balances, while FHLB advances increased $10.0 million from the year-end balances.

Changes in Earning Assets:  Our loan portfolio increased by $32.8 million, or 3.0%, from December 31, 2009 to June 30, 2010.  We experienced the following trends in our three largest portfolio segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment were down slightly from year-end 2009 balances, reflecting moderating demand for commercial lending.

2.

Residential real estate loans – these loans increased by $23.0 million from December 31, 2009 to June 30, 2010, as we closed on loans of approximately $41.9 million, which exceeded residential real estate loan sales, prepayments and normal amortization.

3.

Indirect and other consumer loans – The balance of these loans began to increase during the second quarter of 2010 as we introduced more competitive rates.

During the six-month period, most of the $135.5 million of investments purchased for our securities available-for-sale portfolio represented a replacement of maturities and calls from that portfolio.  Changes in our securities held-to-maturity portfolio reflected a small amount of maturities and purchases.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Demand Deposits	$ 200,547	$ 191,950	$ 199,116	$ 199,611	$ 186,033
NOW Accounts	534,157	526,137	520,161	443,841	451,350
Savings Deposits	359,094	343,078	329,400	310,991	298,180
Time Deposits of $100,000 or More	133,737	146,874	155,588	167,681	145,335
Other Time Deposits	249,377	245,332	248,455	253,359	249,650
Total Deposits	$1,476,912	$1,453,371	$1,452,720	$1,375,483	$1,330,548

Percentage of Average Quarterly Deposits

	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Demand Deposits	13.5%	13.2%	13.7%	14.5%	14.0%
NOW Accounts	36.2	36.2	35.8	32.3	33.9
Savings Deposits	24.3	23.6	22.7	22.6	22.4
Time Deposits of $100,000 or More	9.1	10.1	10.7	12.2	10.9
Other Time Deposits	16.9	16.9	17.1	18.4	18.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first and last quarters of the year, versus significant growth in the second and third quarters.  Deposit balances followed this pattern for the first two quarters of 2010 as the average balance remained essentially flat from the fourth quarter of 2009 to the first quarter of 2010 before increasing during the second quarter of 2010.  During the fourth quarter of 2009, average deposits balances actually increased due to the addition of a few new large municipal account relationships.

Quarterly Cost of Deposits

	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	1.09	1.10	1.14	1.02	1.15
Savings Deposits	0.64	0.64	0.65	0.64	0.69
Time Deposits of $100,000 or More	2.18	1.98	2.09	2.19	2.62
Other Time Deposits	2.38	2.46	2.71	2.87	3.02
Total Deposits	1.15	1.16	1.24	1.27	1.40

Average rates paid by us on deposits decreased steadily over the previous five quarters, particularly on time deposits of $100,000 or more and other time deposits, in which the decrease from the 2009 second quarter to the 2010 second quarter was approximately 44 and 64 basis points, respectively.

Impact of Interest Rate Changes

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, by changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Interest Rates.  From mid-2006 to fall 2007, the Fed maintained elevated short-term rates, with a federal funds target rate of 5.25%.  In September 2007, however, in response to a weakening economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%.  In the ensuing year, the Fed in a series of rate reductions lowered the target rate to the maximum extent possible; by January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained up to the present.  We saw an immediate impact in the reduced cost of our deposits when rates began to fall in 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent in the first half of 2010.  Yields on our earning assets have also fallen in the last two years, but at least initially the drop in our asset yields was not as significant as the decline in our deposit rates.  As a result, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income.

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

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments.  This increase in rate spread was further enhanced when long-term rates held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Because market perceptions and expectations changed regarding the need to price more risk into certain long-term debt instruments incident to the crisis, long-term rates remained steady, even though short-term rates dropped sharply in 2008 and remained low in 2009.  The yield curve resumed its more traditional upward sloping shape and may continue to be steep for some time, to the benefit of banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economy continues to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a positively-sloped yield curve.  Thus, no assurances can be given on future improvements in our net interest margins, net interest income or net income generally, particularly as consumer mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into other high-quality assets has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward rapidly.  This had a significant positive impact on our net interest income.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and the first two quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of June 30, 2010 qualify as Tier 1 regulatory capital under capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 37 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws that denied the Company the ability to deduct interest paid on these obligations for federal income tax purposes.  The recently-enacted Dodd-Frank Act will not significantly affect the regulatory capital status of our outstanding trust preferred securities, but our ability to issue such securities in the future may be negatively impacted by the law as the proceeds of future issuances will not qualify as regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Commercial and Commercial Real Estate	$ 307,853	$ 306,753	$ 306,781	$ 304,968	$ 304,381
Residential Real Estate	371,482	364,974	355,292	343,948	335,572
Home Equity	70,926	68,725	66,037	61,819	58,173
Indirect Consumer Loans	338,950	328,566	337,582	343,751	348,807
Other Consumer Loans (1)	41,427	42,586	43,803	45,335	46,582
Total Loans	$1,130,638	$1,111,604	$1,109,495	$1,099,821	$1,093,515

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Commercial and Commercial Real Estate	27.2%	27.6%	27.6%	27.7%	27.8%
Residential Real Estate	32.9	32.8	32.0	31.3	30.7
Home Equity	6.3	6.2	6.0	5.6	5.3
Indirect Consumer Loans	30.0	29.6	30.4	31.3	31.9
Other Consumer Loans (1)	3.6	3.8	4.0	4.1	4.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which, in turn, triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  Although the erosion of residential and commercial property values has in many markets begun to level out in recent periods, the damage to asset portfolios remains a serious concern.  Many lending institutions have suffered sizable charge-offs and losses in their loan and investment securities portfolios in the past two years as a result of their origination or investment in these kinds of loans or securities.

Through June 2010, we have not experienced a significant deterioration in our loan or investment portfolios, except for two impaired securities discussed in our December 31, 2009 Form 10-K.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

If, however, weakness persists or worsens in the U.S. or our regional economy, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline again (due primarily to the fact that the government supported entities, Fannie Mae and Freddie Mac, began to overwhelm the home mortgage market with their very low-rate mortgages), we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again held newly originated loans in our loan portfolio, selling only a relatively small portion of our new residential real estate loan originations to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  However, if we continue in the current GSE-subsidized low-rate environment for newly originated residential real estate loans, we may once again elect to sell a higher portion of our loan originations and may experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

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

Loan demand increased in the first half of 2010 as vehicle sales nationally rose nearly 17% over the very low levels experienced in the first six months of 2009. Concurrently with the increased loan demand, we introduced more competitive financing rates in the second quarter of 2010 and as a result experienced some growth in this portfolio.

During the first six months of 2010, the borrowers on the newly originated indirect loans had an average credit score at origination of over 735.  Our experienced lending staff not only utilizes software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.  Originations for the first six months of 2010 were approximately $90.9 million, with a weighted average yield of 4.42%. These indirect loan originations represented an increase of $23.6 million over the originations for the first six months of 2009.

At June 30, 2010, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if weakness in auto demand persists, our indirect loan portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for indirect loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate to strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  This pattern continued during 2008 as the outstanding balance in this category grew $21.3 million, or 8.0%, from year-end 2007.  However, in response to the 2008-2009 recession, demand began to ease in 2009 and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  During the first two quarters of 2010, commercial loan balances decreased by $4.0 million, or 1.4%.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent quarters, although during that period on a national scale the commercial real estate market has begun to give signs of significant weakness.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans	Quarter Ended
	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Commercial and Commercial Real Estate	6.23%	6.23%	6.23%	6.30%	6.41%
Residential Real Estate	5.69	5.79	5.87	6.01	6.11
Home Equity	3.04	3.11	3.22	3.25	3.33
Indirect Consumer Loans	5.94	6.19	6.34	6.27	6.30
Other Consumer Loans	7.16	7.24	7.33	7.28	7.35
Total Loans	5.80	5.92	6.03	6.08	6.17

From the second quarter of 2009 to the second quarter of 2010, the average yield on our loan portfolio declined by 37 basis points, from 6.17% to 5.80%, due primarily to competitive pressures on rates for new commercial and commercial real estate loans as well as rates earned on automobile loans.  The yields on new 30 year fixed-rate residential real estate loans also fell during the period, but we did sell some of those originations to the secondary market, specifically, to Freddie Mac.  For the second quarter of 2010, the decrease in average yield on loans was 12 basis points while the decline in our cost of deposits during the quarter was only 1 basis point.  This continued a trend in recent quarters that the yield on assets declined more rapidly than our cost of funds, as discussed in more detail on page 29 above in the section entitled “Impact of Interest Rate Changes.”

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets is impacted by changes in prevailing interest rates.  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

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

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2009 to June 30, 2010 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Jun 2010	Dec 2009	Change	Jun 2010	Dec 2009	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$163,858	$123,331	$40,527	$ 921	$ 563	$ 358
State and Municipal Obligations	18,953	18,913	40	77	70	7
Collateralized Mortgage Obligations	177,863	199,781	(21,918)	8,508	3,422	5,086
Mortgage-Backed Securities-Residential	84,552	93,017	(8,465)	3,728	1,272	2,456
Corporate and Other Debt Securities	1,433	1,331	102	(119)	(134)	15
Mutual Funds and Equity Securities	1,208	1,333	(125)	(103)	25	(128)
Total	$447,867	$437,706	$10,161	$13,012	$5,218	$7,794

Securities Held-to-Maturity:
State and Municipal Obligations	$162,077	$171,183	$(9,106)	$3,851	$2,252	$1,599

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  During the last quarter of 2009, we recognized a $375 thousand impairment charge on one equity security which we continue to hold in our available-for-sale portfolio.  For both periods presented in the above table, other mortgage-backed securities consisted solely of U.S. agency and other government sponsored enterprises mortgage pass-through securities.  Mortgage pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), each of which has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by federal agencies and government sponsored enterprises and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  Mutual funds and equity securities include the other-than-temporarily impaired security discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended		Six Months Ended
	Jun 2010	Jun 2009	Jun 2010	Jun 2009
Sales
Collateralized Mortgage Obligations	$ 9,839	$---	$ 9,839	$ ---
Mortgage-Backed Securities-Residential	---	---	---	12,464
Mutual Funds and Equity Securities	104	48	142	2,062
Total Sales	9,943	48	9,981	14,526
Net Gains on Securities Transactions	878	4	878	281
Proceeds on the Sales of Securities	$10,821	$52	$10,859	$14,807

Purchases
U.S. Agency Securities	$79,991	$80,028	$129,176	$119,796
State and Municipal Obligations	5,333	1,740	6,059	2,546
Other	134	196	234	307
Total Purchases	$85,458	$81,964	$135,469	$122,649

Maturities & Calls	$59,120	$37,892	$122,722	$58,846

Late in the second quarter of 2010, we sold two collateralized mortgage obligations from our securities available-for-sale portfolio with an amortized cost of $9.8 million.  We recognized a pre-tax gain of $860 thousand on the sale of these two securities.  For liquidity purposes, we generally are a net seller of overnight funds.  Our seasonal low for municipal deposit balances traditionally occurs during at the end of June each year.  Proceeds from this sale brought us back to a neutral position for overnight funds at June 30, 2010.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Jun 2010	Mar 2010	Dec 2009	Sep 2009	Jun 2009
Loan Balances:
Period-End Loans	$1,144,959	$1,121,147	$1,112,150	$1,106,657	$1,093,789
Average Loans, Year-to-Date	1,121,173	1,111,604	1,101,759	1,099,153	1,098,813
Average Loans, Quarter-to-Date	1,130,638	1,111,604	1,109,496	1,099,821	1,093,515
Period-End Assets	1,846,119	1,861,295	1,841,627	1,836,283	1,718,632

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,014	$14,014	$13,272	$13,272	$13,272
Provision for Loan Losses, YTD	750	375	1,783	1,348	921
Loans Charged-off, YTD	(495)	(285)	(1,430)	(1,054)	(739)
Recoveries of Loans Previously Charged-off	142	79	389	275	172
Net Charge-offs, YTD	(353)	(206)	(1,041)	(779)	(567)
Allowance for Loan Losses, End of Period	$14,411	$14,183	$14,014	$13,841	$13,626

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,183	$14,014	$13,841	$13,626	$13,450
Provision for Loan Losses, QTD	375	375	435	427	419
Loans Charged-off, QTD	(210)	(285)	(376)	(315)	(318)
Recoveries of Loans Previously Charged-off	63	79	114	103	75
Net Charge-offs, QTD	(147)	(206)	(262)	(212)	(243)
Allowance for Loan Losses, End of Period	$14,411	$14,183	$14,014	$13,841	$13,626

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,227	$3,342	$4,390	$3,905	$3,145
Loans Past due 90 Days or More
and Still Accruing Interest	1,219	263	270	723	409
Total Nonperforming Loans	4,446	3,605	4,660	4,628	3,554
Nonaccrual Investments	---	---	---	---	400
Repossessed Assets	23	63	59	73	59
Other Real Estate Owned	---	53	53	---	---
Total Nonperforming Assets	$4,469	$3,721	$4,772	$4,701	$4,013

Asset Quality Ratios:
Allowance to Nonperforming Loans	324.13%	393.43%	300.73%	299.07%	383.40%
Allowance to Period-End Loans	1.26	1.27	1.26	1.25	1.25
Provision to Average Loans (Quarter)	0.13	0.14	0.16	0.15	0.15
Provision to Average Loans (YTD)	0.13	0.14	0.16	0.16	0.17
Net Charge-offs to Average Loans (Quarter)	0.05	0.08	0.09	0.08	0.09
Net Charge-offs to Average Loans (YTD)	0.06	0.08	0.09	0.09	0.10
Nonperforming Loans to Total Loans	0.39	0.32	0.42	0.42	0.32
Nonperforming Assets to Total Assets	0.24	0.20	0.26	0.26	0.23

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

We made a provision for loan losses of $375 thousand for each of the first two quarters of 2010, following a provision of $435 thousand in the fourth quarter of 2009. The second quarter 2010 provision was less than the $419 thousand provision for the second quarter of 2009 primarily due to the improvement in overall credit quality, including net charge-offs and delinquent loans.

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

Estimated losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of June 30, 2010.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

Our net charge-offs for the past five years have been at or near historical lows for our company.  Although charge-offs increased slightly in 2008 into early 2009, charge-offs have actually moderated in the past few quarters (see the preceding table on page 35).  Annual net charge-offs for the past 5 years have ranged from .04% to .09% of average loans.   In prior years this ratio was significantly higher.  For example, in the mid-to-late 1990’s, our charge-off ratio ranged from .16% to .32% of average loans.   The average net charge-off ratios for bank holding companies in our peer group was 1.32% and .70% for the years ended December 31, 2009 and 2008, respectively.  These peer group ratios are significantly increased from the prior five years, when the peer ratios ranged from .13% to .25%.  Thus, while charge-offs for our peer group have increased markedly in the past two years, compared to prior years, our charge-offs have remained consistently at very low levels.

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

From September 2007 through December 2008, the Fed cut prevailing short-term interest rates in response to the growing financial crisis in credit markets and evidence of a significant nationwide economic recession.  In our market area, however, the nationwide credit crisis and economic recession was less severe than in other regions; upstate New York did not experience a significant downturn in employment, job growth or business conditions until the last quarter of 2008.  Overall, our market area has not experienced in the past five quarters the degree of negative impact on lending, credit and property values that the U.S. as a whole has experienced, although this may change in upcoming periods.  If our local economy does weaken, our loan losses may increase both in absolute amounts and as a percentage of our loans outstanding.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $957 thousand, or 6.6% of the total allowance for loan losses, at June 30, 2010 compared to $618 thousand, or 4.5%, at June 30, 2009.

Risk Elements

Our nonperforming assets at June 30, 2010 amounted to $4.5 million, a decrease of $303 thousand, or 6.4%, from the December 31, 2009 total, but an increase of $456 thousand, or 11.4%, from the June 30, 2009 total.  For all periods, the amount of nonperforming assets was quite small, especially in comparison to our peer group.  Our .24% ratio of nonperforming assets to total assets at June 30, 2010 was well below the 3.35% ratio for our peer group at March 31, 2010, when our ratio was .20%.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $7.6 million at June 30, 2010, representing 0.66% of loans outstanding on that date.  This balance was down by $251 thousand from the $7.8 million of such loans at June 30, 2009, which represented 0.71% of loans then outstanding.  These other non-current loans past due 30 to 89 days at June 30, 2010 were composed of approximately $4.8 million of consumer loans, principally indirect automobile loans, $1.2 million of residential real estate loans and $1.6 million of commercial loans.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans, which typically is a very small percentage of our portfolio), depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area was relatively strong in the years preceding the financial crisis and has weathered the recession and the weakened U.S. economy of the past two years better than most areas.  Nevertheless, continued general weakness in the U.S. economy in upcoming periods would likely have an adverse effect on the economy in our market area as well, which may negatively impact our loan portfolio.

At present, we do not anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Stockholders' Equity:  Stockholders' equity increased $11.9 million during the first six months of 2010, from $140.8 million to $152.7 million.  Components of the change in stockholders' equity over the six-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 27.  The cash dividend was $.25 per share for each of the first two quarters of 2010 and the Board has declared another $.25 cash dividend to be paid on September 15, 2010.

Stock Repurchase Program:  At its April 2010 meeting, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market, negotiated or private transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2009, of which amount approximately $2.6 million was used to make repurchases prior to replacement of the 2009 program with the 2010 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may effect stock repurchases under the 2010 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

Regulatory Capital:  The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure of non-GAAP financial measures.  Thus, certain information which is generally required to be presented in connection with disclosure of non-GAAP financial measures need not be provided, and has not been provided, in connection with the disclosure on regulatory capital measures below.

Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), less intangible assets, net of associated deferred tax liabilities.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.

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

In light of the current economic downturn, exacerbated if not triggered by insufficient capital and reserves at major U.S. financial institutions, federal bank regulators are currently reviewing existing financial institution regulatory capital guidelines.  Moreover, pending legislation in the U.S. Congress dealing with financial reform will likely have an impact on required regulatory capital levels for banks and bank holding companies, and if enacted, probably will increase the required capital levels for such entities.  Management is unable to predict the likelihood, magnitude or ultimate impact on the Company of any such changes.

Trust Preferred Securities Under Financial Reform Bill:  In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s pre-existing rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Under the newly enacted “Dodd-Frank Wall Street Reform and Consumer Protection Act,” then outstanding trust preferred securities at the effective date of the Act will continue to qualify as Tier 1 capital for bank holding companies with total assets less than $15 billion.  Trust preferred securities issued in the future, however, may no longer qualify for this treatment.

As of June 30, 2010, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.71%	14.25%	15.50%
Glens Falls National Bank & Trust Co.	8.52	14.39	15.64
Saratoga National Bank & Trust Co.	9.23	12.98	14.23

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at June 30, 2010 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On July 28, 2010, our Board of Directors declared the 2010 third quarter cash dividend of $.25 payable on September 15, 2010.

			Cash Dividends Declared
	Market Price
	Low	High
2009
First Quarter	$18.93	$25.23	$.243
Second Quarter	22.35	26.89	.243
Third Quarter	24.68	29.74	.243
Fourth Quarter	24.06	27.77	.250

2010
First Quarter	$23.50	$30.00	$.250
Second Quarter	22.70	29.49	.250
Third Quarter (dividend payable September 15, 2010)			.250

Selected Per Share Information:	Quarter Ended June 30,
	2010	2009
Dividends Per Share	$.25	$.24
Diluted Earnings Per Share	.52	.45
Dividend Payout Ratio	48.08%	53.33%
Total Equity (in thousands)	$152,703	$134,586
Shares Issued and Outstanding (in thousands)	10,971	10,909
Book Value Per Share	$13.92	$12.34
Intangible Assets (in thousands)	$17,206	$16,440
Tangible Book Value Per Share	$12.35	$10.83

LIQUIDITY

Our liquidity is measured by our ability to deploy or raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available appropriate sources of funds, on- and off-balance sheet, at a reasonable cost, that can be accessed quickly in time of need.  In addition, we have a liquidity contingency plan that would be followed subsequent to events placing pressure on our liquidity.  Periodically we stress test that plan under increasingly severe scenarios.  This stress test is not the same as the test regulators require for the 19 largest financial institutions, but the scenarios include the types of events that have led to failures of community banks, including an acceleration of deposit withdrawals, reduction or withdrawal of our third-party borrowing facilities, reduction or a rapid increase in non-performing assets, a decline in the value of collateral for collateralized loans, and a rapid shrinkage of our net interest margin.

Cash or cash equivalents on hand, federal funds sold on an overnight basis, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $447.9 million at June 30, 2010.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide additional liquidity.

In addition to liquidity from short-term investments, investment securities and maturing loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during the first six months of 2010.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $125.7 million at June 30, 2010.  We did not borrow from our overnight line of credit with the FHLBNY during 2010.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at June 30, 2010 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

Both of our subsidiary banks, Glens Falls National and Saratoga National, have established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At June 30, 2010, the amount available under this facility was $256.9 million, but there were no advances then outstanding.  We have also identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of these borrowing arrangements.

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

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2010 Compared With

Three Months Ended June 30, 2009

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Jun 2010	Jun 2009	Change	% Change
Net Income	$5,714	$4,931	$783	15.9%
Diluted Earnings Per Share	$.52	$.45	$0.07	15.6
Return on Average Assets	1.22%	1.15%	0.07%	6.1
Return on Average Equity	15.38%	14.79%	0.59%	4.0

We reported earnings (net income) of $5.7 million for the second quarter of 2010, an increase of $783 thousand or 15.9%, from our net income for the second quarter of 2009.   Diluted earnings per share were $.52 and $.45 for the respective quarters.  An increase in our net interest income between the two periods was the principal factor behind the increase in earnings.  Also during the second quarter of 2010, we sold $9.9 million of securities out of our securities available-for-sale portfolio (primarily collateralized mortgage obligations) for an after tax gain of $530 thousand, which increased diluted earnings per share by 4.8 cents.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Jun 2010	Jun 2009	Change	% Change
Interest and Dividend Income	$22,530	$22,245	$285	1.3%
Interest Expense	6,023	6,716	(693)	(10.3)
Net Interest Income	$16,507	$15,529	$978	6.3

Tax-Equivalent Adjustment	$852	$744	$108	14.5

Average Earning Assets (1)	$1,790,572	$1,653,637	$136,935	8.3
Average Interest-Bearing Liabilities	1,502,052	1,382,451	119,601	8.7

Yield on Earning Assets (1)	5.05%	5.40%	(0.35)%	(6.5)
Cost of Interest-Bearing Liabilities	1.61	1.95	(0.34)	(17.4)
Net Interest Spread	3.44	3.45	(0.01)	(0.3)
Net Interest Margin	3.70	3.77	(0.07)	(1.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.77% to 3.70% between the second quarter of 2009 and the second quarter of 2010.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 19, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  However, net interest income for the just completed quarter, on a taxable equivalent basis, increased $978 thousand, or 6.3%, from the second quarter of 2009, due principally to an even greater percentage increase in average earning assets between the two periods.  Specifically, average earning assets increased by $136.9 million, or 8.3%, between the periods, more than making up for the 1.9% decrease in our net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $375 thousand and $419 thousand for the quarters ended June 30, 2010 and 2009, respectively.  These provisions were discussed previously under the heading "Asset Quality" beginning on page 35.

Noninterest Income

Summary of Noninterest Income (Dollars in Thousands)

	Quarter Ended
	Jun 2010	Jun 2009	Change	% Change
Income From Fiduciary Activities	$1,322	$1,285	$ 37	2.9%
Fees for Other Services to Customers	1,997	1,955	42	2.1
Insurance Commissions	728	567	161	28.4
Net Gains on Securities Transactions	878	4	874	N/A
Net Gain on Sale of Merchant Bank Card Processing	---	266	(266)	(100.0)
Income from Restitution Payment	---	450	(450)	(100.0)
Net Gain on Sale of Loans	34	233	(199)	(85.4)
Other Operating Income	69	84	(15)	(17.9)
Total Noninterest Income	$5,028	$4,844	$ 184	3.8

Total noninterest income in the just completed quarter was $5.0 million, an increase of $184 thousand, or 3.8%, from total noninterest income of $4.8 million for the second quarter of 2009.  The 2009 total included a $266 thousand post-closing gain from the sale of our merchant bank card processing business, a transaction which closed in the first quarter of 2009, and a $450 thousand restitution payment on a judgment debt arising out of a legal matter resolved many years ago.

For the just completed 2010 quarter, income from fiduciary activities increased $37 thousand, or 2.9%, from the comparable 2009 quarter.  The increase reflected a recovery in the dollar amount of assets under administration, which itself mirrored a general recovery in the U.S. stock markets. At quarter-end 2010, the market value of assets under trust administration and investment management amounted to $854.8 million, an increase of $83.5 million, or 10.8%, from quarter-end 2009.  A significant portion of our fiduciary fees are indexed to the dollar amount of assets under administration.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, debit card transaction fees, and servicing income on sold loans) were $2.0 million for the second quarter of 2010, an increase of $42 thousand, or 2.1%, from the 2009 second quarter totals.  The increase was primarily attributable to debit card transaction fees, which increased from $497 thousand for the second quarter of 2009 to $576 thousand for the second quarter of 2010.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, and to charge them overdraft fees for covered overdrafts, without the customer’s consent. We have determined that these new rules are not likely to have a material adverse impact on our financial condition or results of operations. We do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs that attracted regulatory scrutiny and resulted in the new regulations.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  We expect that noninterest income from insurance commissions, which increased in our just completed quarter compared to the prior year quarter, will continue to increase in upcoming periods as a result of the recent acquisition.

The volume of our loan sales decreased after the second quarter of 2009, leading to a reduction of income from that source in the 2010 period.  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.  For 2010, other operating income decreased $15 thousand from 2009.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Jun 2010	Jun 2009	Change	% Change
Salaries and Employee Benefits	$ 7,053	$ 6,615	$ 438	6.6%
Occupancy Expense of Premises, Net	887	867	20	2.3
Furniture and Equipment Expense	885	824	61	7.4
FDIC Special Assessment	---	787	(787)	(100.0)
FDIC and FICO Assessments	492	454	38	8.4
Amortization of Intangible Assets	65	79	(14)	(17.7)
Other Operating Expense	2,620	2,493	127	5.1
Total Noninterest Expense	$12,002	$12,119	$(117)	(1.0)
Efficiency Ratio	57.79%	59.11%	(1.32)%	(2.2)

Noninterest expense for the second quarter of 2010 was $12.0 million, a decrease of $117 thousand, or 1.0%, from noninterest expense for the second quarter of 2009.  Noninterest expense for the 2009 second quarter included a one-time FDIC special assessment of $787 thousand.  Without regard to this assessment, noninterest income for the 2010 period was $670 thousand, or 5.9%, above the 2009 quarter.  For the second quarter of 2010, our efficiency ratio was 57.79%.  This ratio, which is a non-GAAP financial measure commonly used in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 19 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  Our efficiency ratio for the 2010 first quarter was 56.04%, which compared favorably to our peer group’s ratio for the 2010 first quarter of 70.75%.

Salaries and employee benefits expense increased by $438 thousand, or 6.6%, from the second quarter of 2009 to the second quarter of 2010.  The increase was primarily attributable to an increase of $247 thousand, or 5.6%, in salaries, with the remainder of the increase in employee benefit costs.  The increase in salaries was attributable to an increase of 18.4 full-time equivalent employees as well as to normal salary increases.  We added 9 staff in the acquisition of Loomis & LaPann on April 1, 2010.

Occupancy expense actually was essentially unchanged from the second quarter of 2009 to the second quarter of 2010.    The increase in furniture and equipment expense was 7.4% quarter over quarter, and was primarily attributable to data processing expenses.

Risk-based FDIC assessments have increased over the past two years in response to the current financial crisis.  We continued to pay the lowest possible rate for insured depository institutions, based on all criteria applied by the FDIC in determining our institution’s risk.

Other operating expense increased $127 thousand, or 5.1%, from the second quarter of 2009.  The increase was spread over a variety of operating categories, with the communications and professional fees experiencing the greatest increases.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2010	Jun 2009	Change	% Change
Provision for Income Taxes	$2,592	$2,160	$432	20.0%
Effective Tax Rate	31.2%	30.50%	0.70%	2.3

The provisions for federal and state income taxes amounted to $2.6 million and $2.2 million for the second quarters of 2010 and 2009, respectively.  Most of the provision increase was attributable to increased income as opposed to increased effective tax rates.  The increase in the effective tax rate was attributable to a decrease in the relative portion of tax-exempt income to total income in the 2010 period.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2010 Compared With

Six Months Ended June 30, 2009

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	Jun 2010	Jun 2009	Change	% Change
Net Income	$11,129	$11,613	$(484)	(4.2)%
Diluted Earnings Per Share	$1.01	$1.06	$(0.05)	(4.7)
Return on Average Assets	1.21%	1.37%	(0.16)%	(11.7)
Return on Average Equity	15.32%	17.86%	(2.54)%	(14.2)

Comparison of 2010 GAAP Earnings Measures to 2009 Adjusted Non-GAAP Earnings Measures:[1]

Net Income	$11,129	$9,822	$1,307	13.3%
Diluted Earnings Per Share	$1.01	$0.90	$0.11	12.2
Return on Average Assets	1.21%	1.16%	0.05%	4.3
Return on Average Equity	15.32%	15.11%	0.21%	1.4
[1] See “Use of Non-GAAP Financial Measures” on page 19.

Reconciliation of Non-GAAP to GAAP Financial Disclosures, as required by Regulation G:
	Net Income (in thousands)	Diluted Per Share Amount	Return on Average Assets	Return on Average Equity
Net Income and Related Ratios for the Six Months Ended June 30, 2009	$11,613	$1.06	1.37%	17.86%
Adjustment: Net Gain on the Sale of our Merchant Bank Card Processing to TransFirst LLC ($2,966 pre-tax)	(1,791)	(.16)	(0.21)%	(2.75)%
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Six Months Ended June 30, 2009	$ 9,822	$0.90	1.16%	15.11%

Net Income and Related Ratios for the Six Months Ended June 30, 2010	$11,129	$1.01	1.21%	15.32%
Adjustment: None	---	---	---	---
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Six Months Ended June 30, 2010	$11,129	$1.01	1.21%	15.32%

We reported earnings (net income) of $11.1 million for the first six months of 2010, a decrease of $484 thousand, or 4.2%, from the first six months of 2009.   Diluted earnings per share were $1.01 and $1.06 for the respective periods.  As discussed in the “Overview” section of this report on page 24, our net income for the first six months of 2009, determined in accordance with GAAP, included the gain we recognized on the sale of our merchant bank card processing to TransFirst, a non-recurring transaction which closed in that period (the “Transaction”).  Adjusting net income for the 2009 period to exclude this item resulted in a non-GAAP measure, adjusted net income, as well as additional non-GAAP measures derived therefrom, adjusted diluted earnings per share, adjusted return on equity and adjusted return on assets for the 2009 period.  Under SEC rules, these non-GAAP measures, if provided in a filed report such as this report, must be accompanied by a reconciliation to the nearest comparable GAAP measure.  The table above presents these non-GAAP measures for the 2009 period, a reconciliation of those measures to the comparable GAAP measures, and a comparison between these non-GAAP adjusted measures for the 2009 period and our GAAP measures for the 2010 period, that is, our net income, diluted earnings per share, return on average assets and return on average equity for the first six months of 2010, prepared in accordance with GAAP.  We believe the inclusion of the non-GAAP measure for the 2009 period and the comparison between the 2010 period GAAP measures and the 2009 period non-GAAP measures is meaningful and helpful, because it better reveals the earnings from our fundamental line of business, the commercial banking business, and the trend from period to period in that business.

The following narrative discusses the six-month to six-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Six Months Ended
	Jun 2010	Jun 2009	Change	% Change
Interest and Dividend Income	$45,042	$44,507	$ 535	1.2%
Interest Expense	11,963	13,508	(1,545)	(11.4)
Net Interest Income	$33,079	$30,999	$2,080	6.7

Tax-Equivalent Adjustment	$1,713	$1,483	$230	15.5

Average Earning Assets (1)	$1,776,607	$1,631,942	$144,665	8.9
Average Interest-Bearing Liabilities	1,492,842	1,364,533	128,309	9.4

Yield on Earning Assets (1)	5.11%	5.50%	(0.39)%	(7.1)
Cost of Interest-Bearing Liabilities	1.62	2.00	(0.38)	(19.0)
Net Interest Spread	3.49	3.50	(0.01)	(0.3)
Net Interest Margin	3.75	3.83	(0.08)	(2.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.83% to 3.75% between the first six months of 2009 and the first six months of 2010.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 19, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  However, net interest income for the just completed period, on a taxable equivalent basis, increased $2.1 million, or 6.7%, from the first six months of 2009, due principally to the fact that we experienced a greater percentage increase in average earning assets between the two periods.  Specifically, average earning assets increased by $144.7 million, or 8.9%, between the periods, more than making up for the 2.1% decrease in our net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $750 thousand and $921 thousand for the quarters ended June 30, 2010 and 2009, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 35.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ended
	Jun 2010	Jun 2009	Change	% Change
Income From Fiduciary Activities	$2,728	$ 2,537	$ 191	7.5%
Fees for Other Services to Customers	3,853	3,981	(128)	(3.2)
Insurance Commissions	1,349	1,095	254	23.2
Net Gains on Securities Transactions	878	281	597	212.5
Net Gain on Sale of Merchant Bank Card Processing	---	2,966	(2,966)	(100.0)
Income from Restitution Payment	---	450	(450)	(100.0)
Net Gains on the Sale of Loans	55	310	(255)	(82.3)
Other Operating Income	183	191	(8)	(4.4)
Total Noninterest Income	$9,046	$11,811	$(2,765)	(23.4)

Total noninterest income in the just completed six-month period was $9.0 million, down by $2.8 million, or 23.4%, from total noninterest income of $11.8 million for the first six months of 2009.  The 2009 total included a $2.97 million gain from the sale of our merchant bank card processing business, net gains on securities transactions of $281 thousand, and income from a restitution payment of $450 thousand.

For the just completed 2010 period, income from fiduciary activities increased $191 thousand, or 7.5%, from the comparable 2009 period.  The increase reflected a recovery in the dollar amount of assets under administration, largely a result of the general rebound in the U.S. stock markets between the periods. At period-end 2010, the market value of assets under trust administration and investment management amounted to $854.8 million, an increase of $83.5 million, or 10.8%, from period-end 2009.  A significant portion of our fiduciary fees are indexed to the dollar amount of assets under administration.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $3.9 million for the first six months of 2010, a decrease of $128 thousand, or 3.2%, from the 2009 first six months total.  The decrease between the two periods in fees for other services to customers was in part the result of a modest decline in revenues derived from third-party mutual fund sales.  The decrease also reflected the fact that the total for the 2009 period included income from our merchant credit card processing business prior to our sale of that business at the end of the first quarter of 2009; no income from that business was earned by us in the first six months of 2010 (see “Sale of Merchant Bank Card Processing to TransFirst,” in the Overview section, on page 25). Income from debit card transactions increased from $950 thousand for the first six months of 2009 to $1.1 million for the first six months of 2010.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions of the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, restrict the ability of a bank to offer overdraft protection to deposit customers without their consent and to derive fees from overdraft programs. We have determined that these legal changes will not have a material adverse impact on our financial condition or results of operations. We do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs that have attracted regulatory scrutiny.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of the acquisition.

The volume of loan sales decreased after the second quarter of 2009, leading to a reduction of income from that source in 2010.  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.  For 2010, other operating income decreased $9 thousand from 2009.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Six Months Ended
	Jun 2010	Jun 2009	Change	% Change
Salaries and Employee Benefits	$13,655	$13,193	$462	3.5%
Occupancy Expense of Premises, Net	1,765	1,827	(62)	(3.4)
Furniture and Equipment Expense	1,784	1,674	110	6.6
FDIC Special Assessment	---	787	(787)	(100.0)
FDIC and FICO Assessments	986	882	104	11.8
Amortization of Intangible Assets	138	168	(30)	(17.9)
Other Operating Expense	5,214	4,961	253	5.1
Total Noninterest Expense	$23,542	$23,492	$ 50	0.2

Efficiency Ratio	56.74%	54.84%	1.90%	3.5

 Noninterest expense for the first six months of 2010 was $23.5 million, an increase of $50 thousand, or 0.2%, over the expense for the first six months of 2009.  The first six months of 2009 included a one-time FDIC insurance special assessment of $787 thousand.  For the first six months of 2010, our efficiency ratio was 56.74%.  This ratio, which is a non-GAAP financial measure that is commonly used in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 19 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  Our efficiency ratio for the 2010 six-month period compared favorably to the first quarter 2010 efficiency ratio of our peer group of 70.75%.

Salaries and employee benefits expense increased by $462 thousand, or 3.5%, from the first six months of 2009 to the first six months of 2010.  The increase was primarily in the area of salaries and was attributable to an increase of 18.4 full-time equivalent employees as well as to normal salary increases.  We added 9 staff in the acquisition of Loomis & LaPann on April 1, 2010.

Occupancy expense actually decreased from the first six months of 2009 to the first six months of 2010.  The decrease was primarily attributable to decreases in building maintenance and utilities.  The increase in furniture and equipment expense was 6.6% period over period, and was primarily attributable to data processing expenses.

Risk-based FDIC assessments have increased over the past two years in response to the current financial crisis.  We continued to pay the lowest possible rate.

Other operating expense increased $253 thousand, or 5.1%, from the first six months of 2009.  The increase was spread over a variety of operating categories, primarily communications and legal expenses.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2010	Jun 2009	Change	% Change
Provision for Income Taxes	$4,991	$5,301	$(310)	(5.8)%
Effective Tax Rate	31.0%	31.34%	(.34)%	(1.1)

The provisions for federal and state income taxes amounted to $5.0 million and $5.3 million for the first six months of 2010 and 2009, respectively.  Most of the provision decrease was attributable to decreased income.  The decrease in the effective tax rate was attributable to an increase in the relative portion of tax-exempt income to total income in the 2010 period.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable.  The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our market risk management process.

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

Applying the simulation model analysis as of June 30, 2010, a 200 basis point increase in interest rates demonstrated a .79% decrease in net interest income, and a 100 basis point decrease in interest rates produced a 1.74% decrease in net interest income.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2009, which still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 1, 2010, in connection with Arrow’s acquisition of Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”), Arrow issued an aggregate of 25,530 shares of its common stock to the former Loomis shareholders, in exchange for all of the issued and outstanding common stock of Loomis.  An additional 710 shares of Arrow common stock were issued to the former Loomis shareholders on May 27, 2010 in connection with a balance sheet adjustment to the purchase price provided for in the acquisition agreement.  The acquisition agreement also contains a provision under which Arrow would pay to the Loomis shareholders, over the three-year period following closing, additional consideration solely in the form of additional shares of Arrow's common stock, depending on the financial performance and other results of Loomis during such period. All shares issued in connection with the acquisition have been and will be issued without registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance upon the exemption from such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption is available because the acquirer (Arrow) is a New York corporation, the former shareholders of Loomis were New York residents, and the acquired company (Loomis), was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2010:

Second Quarter 2010 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	3,879	$27.97	---	$5,000,000
May	11,386	25.31	10,000	4,750,994
June	34,983	24.80	33,600	3,917,963
Total	50,248	25.16	43,600

Issuer Purchases of Equity Securities, continued

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased by Arrow under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP (who is independent of the issuer) and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  April – DRIP purchases (518 shares), stock option exercises (3,361 shares) ; May – DRIP purchases (1,051 shares), stock option exercises (335 shares); June – DRIP purchases – (1,383 shares).

2Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which during the second quarter of 2010 was the $5 million stock repurchase program authorized by the Board if Directors in April 2010 (the “2010 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at month-end as listed in column D represents the amount remaining under the 2010 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect during the months indicated.  In April 2010 the Board authorized a new $5 million stock repurchase program, replacing the 2009 Repurchase Program.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 3, 2010	s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: August 3, 2010	s/ Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)