Form 10-Q
period 2010-09-30
ARROW FINANCIAL CORP
filed 2010-11-05
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 22, 2010
Common Stock, par value $1.00 per share	11,237,815

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2010

 ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$ 40,608	$ 44,386
Interest-Bearing Deposits at Banks	83,122	22,730

Investment Securities:
Available-for-Sale	468,941	437,706
Held-to-Maturity (Approximate Fair Value of $165,070 in 2010 and $171,183 in 2009)	158,106	168,931
Other Investments	9,474	8,935

Loans	1,154,676	1,112,150
Allowance for Loan Losses	(14,629)	(14,014)
Net Loans	1,140,047	1,098,136
Premises and Equipment, Net	19,138	18,756
Other Real Estate and Repossessed Assets, Net	32	112
Goodwill	15,783	15,269
Other Intangible Assets, Net	1,426	1,443
Accrued Interest Receivable	6,959	7,115
Other Assets	16,658	18,108
Total Assets	$1,960,294	$1,841,627

LIABILITIES
Noninterest-Bearing Deposits	$ 217,855	$ 198,025
NOW Accounts	578,674	516,269
Savings Deposits	367,581	336,271
Time Deposits of $100,000 or More	129,635	148,511
Other Time Deposits	252,850	244,490
Total Deposits	1,546,595	1,443,566

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	67,336	72,020
Other Short-Term Borrowings	1,842	1,888
Federal Home Loan Bank Advances	150,000	140,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	2,122	2,257
Other Liabilities	18,942	21,078
Total Liabilities	1,806,837	1,700,809

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,625,512 Shares Issued at September 30, 2010 and 15,170,399 at December 31, 2009)	15,626	15,170
Additional Paid-in Capital	190,227	178,192
Retained Earnings	22,184	24,100
Unallocated ESOP Shares (132,296 Shares at September 30, 2010
and 105,167 Shares at December 31, 2009)	(2,876)	(2,204)
Accumulated Other Comprehensive Loss	(2,326)	(6,640)
Treasury Stock, at Cost (4,258,791 Shares at September 30,
2010 and 4,147,811 Shares at December 31, 2009)	(69,378)	(67,800)
Total Stockholders’ Equity	153,457	140,818
Total Liabilities and Stockholders’ Equity	$1,960,294	$1,841,627

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$16,090	$16,646	$48,546	$49,886
Interest on Deposits at Banks	33	41	107	110
Interest and Dividends on Investment Securities:
Fully Taxable	3,482	3,534	11,343	10,639
Exempt from Federal Taxes	1,392	1,443	4,330	4,053
Total Interest and Dividend Income	20,997	21,664	64,326	64,688

INTEREST EXPENSE
NOW Accounts	1,216	1,144	4,093	3,674
Savings Deposits	523	503	1,633	1,564
Time Deposits of $100,000 or More	737	925	2,180	2,898
Other Time Deposits	1,482	1,830	4,448	5,634
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	33	30	95	97
Other Short-Term Borrowings
Federal Home Loan Bank Advances	1,679	1,869	4,898	5,548
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	159	161	445	555
Total Interest Expense	5,829	6,462	17,792	19,970
NET INTEREST INCOME	15,168	15,202	46,534	44,718
Provision for Loan Losses	375	427	1,125	1,348
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	14,793	14,775	45,409	43,370

NONINTEREST INCOME
Income from Fiduciary Activities	1,315	1,200	4,043	3,737
Fees for Other Services to Customers	2,021	1,956	5,874	5,937
Insurance Commissions	808	727	2,157	1,822
Net Gains on Securities Transactions	618	48	1,496	329
Net Gain on Sale of Merchant Bank Card Processing	---	---	---	2,966
Net Gain on the Sale of Loans	472	16	527	326
Other Operating Income	71	29	254	670
Total Noninterest Income	5,305	3,976	14,351	15,787

NONINTEREST EXPENSE
Salaries and Employee Benefits	7,120	6,727	20,775	19,920
Occupancy Expense of Premises, Net	876	789	2,641	2,616
Furniture and Equipment Expense	911	819	2,695	2,493
Other Operating Expense	3,199	3,066	9,537	9,864
Total Noninterest Expense	12,106	11,401	35,648	34,893

INCOME BEFORE PROVISION FOR INCOME TAXES	7,992	7,350	24,112	24,264
Provision for Income Taxes	2,417	2,288	7,408	7,589
NET INCOME	$ 5,575	$ 5,062	$16,704	$16,675

Average Shares Outstanding:
Basic	11,257	11,239	11,275	11,229
Diluted	11,260	11,312	11,302	11,280

Per Common Share:
Basic Earnings	$ .50	$ .45	$ 1.48	$ 1.48
Diluted Earnings	.50	.45	1.48	1.48

Share and per share data are restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,704	---	---	---	16,704
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $754)	---	---	---	---	---	456	---	456
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $132)	---	---	---	---	---	(80)	---	(80)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $1,496)	---	---	---	---	---	(903)	---	(903)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $8,018)	---	---	---	---	---	4,841	---	4,841
Other Comprehensive Income								4,314
Comprehensive Income								21,018

3% Stock Dividend[1]	455,113	456	9,962	(10,418)	---	---	---	---
Cash Dividends Paid, $.73 per Share [2]	---	---	---	(8,202)	---	---	---	(8,202)
Stock Options Exercised (26,518 Shares)	---	---	94	---	---	---	225	319
Shares Issued Under the Directors’ Stock Plan (2,866 Shares)	---	---	50	---	---	---	24	74
Shares Issued Under the Employee Stock Purchase Plan (14,217 Shares)	---	---	220	---	---	---	121	341
Stock-Based Compensation Expense	---	---	226	---	---	---	---	226
Tax Benefit for Disposition of Stock Options	---	---	67	---	---	---	---	67
Acquisition by ESOP of Arrow Stock (40,890 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (17,616 Shares)	---	---	115	---	328	---	---	443
Shares Issued for Dividend Reinvestment Plans (49,982 Shares)	---	---	842	---	---	---	424	1,266
Acquisition of Subsidiary (26,240 Shares)	---	---	459	---	---	---	223	682
Purchase of Treasury Stock (106,761 Shares)	---	---	---	---	---	---	(2,595)	(2,595)
Balance at September 30, 2010	15,625,512	$15,626	$190,227	$22,184	$(2,876)	$(2,326)	$(69,378)	$153,457

1  Included in the shares issued for the 3% stock dividend in 2010 were treasury shares of 124,042 and unallocated ESOP shares of 3,855.

2 Cash dividends paid in 2010 have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Loss	Treasury Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$ (9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,675	---	---	---	16,675
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $1,041)	---	---	---	---	---	629	---	629
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $138)	---	---	---	---	---	(84)	---	(84)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $329)	---	---	---	---	---	(199)	---	(199)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $5,521)	---	---	---	---	---	3,334	---	3,334
Other Comprehensive Income								3,680
Comprehensive Income								20,355

3% Stock Dividend	441,857	441	12,066	(12,507)	---	---	---	---
Cash Dividends Paid, $.71 per Share [1]	---	---	---	(7,921)	---	---	---	(7,921)
Stock Options Exercised (58,133 Shares)	---	---	370	---	---	---	500	870
Shares Issued Under the Directors’ Stock Plan (2,324 Shares)	---	---	38	---	---	---	21	59
Shares Issued Under the Employee Stock Purchase Plan (13,776 Shares)	---	---	217	---	---	---	119	336
Stock-Based Compensation Expense	---	---	139	---	---	---	---	139
Tax Benefit for Disposition of Stock Options	---	---	177	---	---	---	---	177
Allocation of ESOP Stock (20,103 Shares)	---	---	146	---	368	---	---	514
Acquisition of Subsidiary (4,398 Shares)	---	---	78	---	---	---	37	115
Shares Issued for Dividend Reinvestment Plans (50,135 Shares)	---	---	802	---	---	---	432	1,234
Purchase of Treasury Stock (96,568 Shares)	---	---	---	---	---	---	(2,376)	(2,376)
Balance at September 30, 2009	15,170,400	$15,170	$177,248	$21,701	$(2,204)	$(5,724)	$(66,887)	$139,304

1 Cash dividends paid in 2009 have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)(Unaudited)

	Nine Months
	Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$16,704	$16,675
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	1,125	1,348
Depreciation and Amortization	2,566	2,153
Compensation Expense for Allocated ESOP Shares	115	146
Gains on the Sale of Securities Available-for-Sale	(1,496)	(522)
Losses on the Sale of Securities Available-for-Sale	---	193
Loans Originated and Held-for-Sale	(15,041)	(20,694)
Proceeds from the Sale of Loans Held-for-Sale	15,568	21,020
Net Gain on the Sale of Loans	(527)	(326)
Net Loss (Gain) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1	(5)
Contributions to Pension Plans	(239)	(2,228)
Deferred Income Tax (Benefit) Expense	(654)	901
Shares Issued Under the Directors’ Stock Plan	74	59
Stock-Based Compensation Expense	226	139
Net Increase in Other Assets	(561)	(945)
Net Decrease in Other Liabilities	(2,497)	(1,733)
Net Cash Provided By Operating Activities	15,364	16,181
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	25,440	17,305
Proceeds from the Maturities and Calls of Securities Available-for-Sale	192,092	90,148
Purchases of Securities Available-for-Sale	(241,376)	(189,804)
Proceeds from the Maturities of Securities Held-to-Maturity	13,898	24,629
Purchases of Securities Held-to-Maturity	(3,300)	(53,011)
Net (Increase) Decrease in Loans	(43,436)	1,917
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	479	1,098
Purchases of Premises and Equipment	(1,095)	(1,641)
Acquisition of Subsidiary	264	---
Net Increase in Other Investments	(539)	(159)
Net Cash Used In Investing Activities	(57,573)	(109,518)
Cash Flows from Financing Activities:
Net Increase in Deposits	103,029	157,419
Net (Decrease) Increase in Short-Term Borrowings	(4,730)	2,237
FHLB Advances	10,000	---
Purchases of Treasury Stock	(2,595)	(2,376)
Treasury Stock Issued for Stock-Based Plans	660	1,206
Tax Benefit from Exercise of Stock Options	67	177
Treasury Stock Issued for Dividend Reinvestment Plans	1,266	1,234
Acquisition of Unallocated Common Stock by the ESOP	(1,000)	---
Allocation of Common Stock Purchased by the ESOP	328	368
Cash Dividends Paid	(8,202)	(7,921) (6,663)
Net Cash Provided By Financing Activities	98,823	152,344
Net Increase in Cash and Cash Equivalents	56,614	59,007
Cash and Cash Equivalents at Beginning of Period	67,116	58,338
Cash and Cash Equivalents at End of Period	$123,730	$117,345
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$17,910	$20,229
Income Taxes	12,763	9,875
Non-cash Investing and Financing Activities:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	400	459
Change in Net Unrealized Gains on Securities Available-for-Sale, Net of Tax	3,938	3,135
Additional Shares Issued for Acquisition of Subsidiary	682	115
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	376	545
Fair Value of Assets from Acquisition of Subsidiary	882	---
Fair Value of Liabilities from Acquisition of Subsidiary	465	---

See Notes to Unaudited Consolidated Interim Financial Statements.

See accompanying accountants’ report.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2010

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009; the results of operations for the three and nine-month periods ended September 30, 2010 and 2009; the changes in stockholders’ equity for the nine-month periods ended September 30, 2010 and 2009; and the cash flows for the nine-month periods ended September 30, 2010 and 2009.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  Certain prior period information has been reclassified to conform to the current year presentation.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2009, included in Arrow’s 2009 Form 10-K.

Recent Accounting Pronouncements:

ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  These new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010.  We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

ASU 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This pronouncement requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The provisions were effect for reporting periods ending on or after March 31, 2010.  We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

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

2.   Accumulated Other Comprehensive Loss (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2010 and December 31, 2009:

	2010	2009
Retirement Plan Net Loss	$(9,729)	$(10,185)
Retirement Plan Prior Service Cost	315	395
Net Unrealized Securities Holding Gains	7,088	3,150
Total Accumulated Other Comprehensive Loss	$(2,326)	$ (6,640)

3.   Earnings Per Common Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30, 2010 and 2009, restated for the September 2010 3% stock dividend:

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2010:
Basic EPS	$5,575	11,257	$.50
Dilutive Effect of Stock Options	---	3
Diluted EPS	$5,575	11,260	$.50
For the Three Months Ended September 30, 2009:
Basic EPS	$5,062	11,239	$.45
Dilutive Effect of Stock Options	---	73
Diluted EPS	$5,062	11,312	$.45

	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Nine months Ended September 30, 2010:
Basic EPS	$16,704	11,275	$1.48
Dilutive Effect of Stock Options	---	27
Diluted EPS	$16,704	11,302	$1.48
For the Nine Months Ended September 30, 2009:
Basic EPS	$16,675	11,229	$1.48
Dilutive Effect of Stock Options	---	51
Diluted EPS	$16,675	11,280	$1.48

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at September 30, 2010 and December 31, 2009 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2010:
U.S. Treasury and Agency Obligations	$166,940	$167,655	$ 715	$ --
State and Municipal Obligations	65,941	66,148	210	3
Collateralized Mortgage Obligations	146,625	154,196	7,638	67
Mortgage-Backed Securities – Residential	74,819	78,154	3,335	---
Corporate and Other Debt Securities	1,497	1,390	---	107
Mutual Funds and Equity Securities	1,379	1,398	53	34
Total Securities Available-for-Sale	$457,201	$468,941	$11,951	$211

4.     Investments, Debt and Equity Securities, continued

Securities Available-for-Sale:
	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2009:
U.S. Treasury and Agency Obligations	$122,768	$123,331	$ 566	$ 3
State and Municipal Obligations	18,843	18,913	75	5
Collateralized Mortgage Obligations	196,359	199,781	4,625	1,203
Mortgage-Backed Securities – Residential	91,745	93,017	2,110	838
Corporate and Other Debt Securities	1,465	1,331	---	134
Mutual Funds and Equity Securities	1,308	1,333	31	6
Total Securities Available-for-Sale	$432,488	$437,706	$7,407	$2,189

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2010:
State and Municipal Obligations	$157,106	$164,070	$6,980	$16
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$158,106	$165,070	$6,980	$16
December 31, 2009:
State and Municipal Obligations	$167,931	$170,183	$2,706	$454
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,931	$171,183	$2,706	$454

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $8,642 and $832 at September 30, 2010, respectively and $8,107 and $828 at December 31, 2009, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of September 30, 2010 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Treasury and Agency Obligations	$ 103,000	$ 103,441	$ ---	$ ---
State and Municipal Obligations	51,379	51,391	28,553	28,759
Collateralized Mortgage Obligations	15,273	15,335	---	---
Mortgage-Backed Securities – Residential	2,593	2,684	---	---
Total	172,245	172,851	28,553	28,759

From 1 - 5 Years:
U.S. Treasury and Agency Obligations	63,940	64,214	---	---
State and Municipal Obligations	10,122	10,264	50,657	51,896
Collateralized Mortgage Obligations	97,366	101,609	---	---
Mortgage-Backed Securities – Residential	30,352	32,145	---	---
Corporate and Other Debt Securities	115	115	---	---
Total	201,895	208,347	50,657	51,896

4.     Investments, Debt and Equity Securities, continued

Maturities of Debt Securities, continued:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
From 5 - 10 Years:
State and Municipal Obligations	1,584	1,637	65,798	70,645
Collateralized Mortgage Obligations	33,986	37,252	---	---
Mortgage-Backed Securities – Residential	21,858	22,780	---	---
Total	57,428	61,669	65,798	70,645

Over 10 Years:
State and Municipal Obligations	2,856	2,856	12,098	12,770
Collateralized Mortgage Obligations	---	---	---	---
Mortgage-Backed Securities – Residential	20,016	20,545	---	---
Corporate and Other Debt Securities	1,382	1,275	1,000	1,000
Total	24,254	24,676	13,098	13,770
Total Debt Securities	$455,822	$467,543	$158,106	$165,070

The fair value of securities pledged to secure repurchase agreements amounted to $67,336 and $72,020 at September 30, 2010 and December 31, 2009, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $418,838 and $360,885 at September 30, 2010 and December 31, 2009, respectively.  Mortgage-backed securities - residential at September 30, 2010 and December 31, 2009 included $1,736 and $2,147, respectively, of loans previously securitized by Arrow, which it continues to service.

Temporarily Impaired Securities
September 30, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$ 7,499	$ 3	$ ---	$ --	$ 7,499	$ 3
Collateralized Mortgage Obligations	14,314	67	---	---	14,314	67
Corporate & Other Debt Securities	---	---	1,274	107	1,274	107
Mutual Funds and Equity Securities	1,112	28	42	6	1,154	34
Total Securities Available-for-Sale	$22,925	$98	$1,316	$113	$24,241	$211
Held-to-Maturity Portfolio
State & Municipal Obligations	$---	$---	$690	$16	$690	$16

The table above for September 30, 2010 consists of 18 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any significant deterioration of the credit worthiness of the issuing entities.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no significant deterioration in the credit worthiness of the municipalities.  CMOs are all agency-backed and rated AAA.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to September 30, 2010, there were no securities downgraded below investment grade.

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

At September 30, 2010 and December 31, 2009 mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009. The approximate fair value for this security was $1,067 and $1,094 at September 30, 2010 and December 31, 2009, respectively.

5.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service Cost	$282	$264	$ 36	$39
Interest Cost	438	446	114	96
Expected Return on Plan Assets	(522)	(514)	---	---
Amortization of Prior Service Credit	(22)	(19)	(24)	(27)
Amortization of Net Loss	233	323	17	24
Net Periodic Benefit Cost	$409	$500	$143	$132

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
Service Cost	$ 846	$ 792	$108	$115
Interest Cost	1,314	1,340	338	291
Expected Return on Plan Assets	(1,576)	(1,544)	---	---
Amortization of Prior Service Credit	(60)	(57)	(72)	(81)
Amortization of Net Loss	703	969	51	72
Net Periodic Benefit Cost	$1,227	$1,500	$425	$397

We are not required to make any contribution to our qualified pension plan in 2010 and therefore, do not expect to make any contribution during 2010.  The expected 2010 contribution for the nonqualified plan is $318.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $326 for 2010.

6.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2010 and 2009 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the second quarter of 2010 and 2009 was $79 and $49, respectively.  The expense for the first nine months of 2010 and 2009 was $226 and $139, respectively.  Other information on the options issued during 2010 and 2009 is presented in the following table:

Grants Issued During the First Quarter:	2010	2009
Shares Granted	73,336	73,403
Fair Value of Options Granted	$6.43	$4.35

Assumptions:
Dividend Yield	3.80%	4.70%
Expected Volatility	35.3%	33.2%
Risk Free Interest Rate	3.14%	2.10%
Expected Lives (in years)	7.79	7.78

6.   Stock-Based Compensation Plans, continued

The following table presents the activity in Arrow’s compensatory stock options for the first nine months of 2010 and 2009 and has been restated for the September 2010 3% stock dividend:

	2010		2009
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	452,494	$21.70	460,999	$20.57
Granted	73,336	23.86	74,463	21.36
Exercised	(27,315)	11.69	(61,675)	14.11
Forfeited	---	---	(1,084)	22.56
Outstanding at September 30	498,515	22.56	472,703	21.53
Exercisable at September 30	334,615	22.62	340,150	21.60

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.  We had approximately $17.7 million of standby letters of credit on September 30, 2010, most of which will expire within one year and some of which were not collateralized.  At that date, all the letters of credit were for private borrowing arrangements.  The fair value of our standby letters of credit at September 30, 2010 was insignificant.

8.  Fair Value Measurements and Disclosures (In Thousands)

Current accounting guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  The fair value measurement of securities available-for-sale on such date was as follows:

8.  Fair Value Measurements and Disclosures, continued

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$167,655	$---	$167,655	$ ---
State and Municipal Obligations	66,148	---	66,148	---
Collateralized Mortgage Obligations	154,196	---	154,196	---
Mortgage-Backed Securities - Residential	78,154	---	78,154	---
Corporate and Other Debt Securities	1,390	---	1,063	327
Mutual Funds and Equity Securities	1,398	---	1,398	---
Total Securities Available-for-Sale	$468,941	$---	$468,614	$327

December 31, 2009:
Securities Available-for Sale:
U.S. Treasury and Agency Obligations	$123,331	$---	$123,331	$ ---
State and Municipal Obligations	18,913	---	18,913	---
Collateralized Mortgage Obligations	199,781	---	199,781	---
Mortgage-Backed Securities - Residential	93,017	---	93,017	---
Corporate and Other Debt Securities	1,331	---	1,026	305
Mutual Funds and Equity Securities	1,333	---	1,333	---
Total Securities Available-for-Sale	$437,706	$---	$437,401	$305

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2010 or December 31, 2009.

Level 3 securities available-for-sale at September 30, 2010 and December 31, 2009, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

The following table is a reconciliation of the beginning and ending balances for September 30, 2010 and 2009 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2010	2009
Beginning Balance, January 1	$305	$555
Transfers In	---	---
Principal payment received	(3)	(19)
Purchases, issuances and settlements	---	(340)
Total net losses (realized/unrealized):
Included in earnings	---	(60)
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	25	157
Ending Balance, September 30	$327	$293

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

8.  Fair Value Measurements and Disclosures, continued

There were no assets or liabilities that Arrow measured at fair value on a nonrecurring basis on September 30, 2010 or on December 31, 2009. Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets during the periods ended September 30, 2010 or December 31, 2009.

The following table presents a summary at September 30, 2010 and December 31, 2009 of the carrying amount and fair value of Arrow’s financial instruments:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Interest-Bearing Deposits at Banks	$ 83,122	$ 83,122	$ 22,730	$ 22,730
Securities Available-for-Sale	468,941	468,941	437,706	437,706
Securities Held-to-Maturity	158,106	165,070	168,931	171,183
Other Investments	9,474	9,474	8,935	8,935
Net Loans	1,140,047	1,171,251	1,098,136	1,115,414
Non-maturity Deposits	1,164,110	1,164,110	1,050,565	1,050,565
Time Deposits	382,485	394,025	393,001	400,421
FHLBNY Advances	150,000	156,316	140,000	147,754
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000
Accrued Interest Receivable	6,959	6,959	7,115	7,115
Accrued Interest Payable	2,122	2,122	2,257	2,257

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

9. Business Combinations (In Thousands)

On April 1, 2010, we acquired Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”).  Loomis will be operated as a wholly-owned subsidiary of our lead bank, Glens Falls National Bank and Trust Company.  All the outstanding shares of Loomis were acquired in exchange for shares of Arrow common stock.  We recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill of $514 thousand and expirations of $126 thousand.  The value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 26,296 shares of Arrow’s common stock at closing and an additional 731 shares on May 27, 2010 in connection with a balance sheet adjustment to the purchase price as provided for in the acquisition agreement.  The acquisition agreement also provides for annual contingent future payments of Arrow common stock based upon the financial performance and other results of Loomis over a three-year period.  The minimum contingent payment is zero and the maximum contingent payment over the entire three-year period is $330 thousand payable solely in shares of the Company’s common stock valued in accordance with the acquisition agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2010, the related consolidated statements of income for the three and nine month periods ended September 30, 2010 and 2009 and the related consolidated statements of changes in stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

November 5, 2010

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEPTEMBER 30, 2010

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), Loomis & LaPann, Inc. (a property and casualty insurance agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc. (a real estate investment trust, or REIT), all of which are subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 303 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2010 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Topic	Page	Location
Estimation of potential losses related to Visa obligation	26	3rd paragraph
Impact of Financial Turmoil	24	6th paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	28	1st and 6th paragraphs
	30	3rd paragraph
	33	Last 3 paragraphs
Provision for loan losses	35	Last paragraph
Future level of residential real estate loans	32	2nd paragraph
Future level of indirect consumer loans	32	Last paragraph
Future level of commercial loans	33	1st paragraph
Impact of changing economy	38	1st paragraph
Impact of changing capital standards and legislative developments	25	5th paragraph
	27	2nd paragraph
	38	5th paragraph
Liquidity	40	5th paragraph
Fees for other services to customers	43	1st paragraph
	46	5th paragraph
Interchange Fee Income	42	Last paragraph
Insurance commissions	43	2nd paragraph
	47	1st paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

(a)

rapid and dramatic changes in economic and market conditions, such as the U.S. economy has recently experienced and continues to experience;

(b)

sharp fluctuations in interest rates, economic activity, and consumer spending patterns;

(c)

sudden changes in the market for products we provide, such as real estate loans;

(d)

significant new banking laws and regulations, as are presently anticipated or, as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

(e)

enhanced competition from unforeseen sources; and

(f)

similar uncertainties inherent in banking operations or business generally.

In the current environment of substantial economic turmoil affecting all sectors of business in the U.S., including the financial sector, all forward-looking statements should be understood as embracing a substantial degree of uncertainty far exceeding that accompanying such statements under normal economic conditions.

Readers are cautioned not to place undue reliance on forward-looking statements in this Report, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2009 and our other filings with the Securities and Exchange Commission.

USE OF NON-GAAP FINANCIAL MEASURES

The Securities and Exchange Commission (SEC) has adopted Regulation G, which applies to all public disclosures, including earnings releases, made by registered companies that contain “non-GAAP financial measures.”  GAAP is generally accepted accounting principles in the United States of America.  Under Regulation G, companies making public disclosures containing non-GAAP financial measures must also disclose, along with each non-GAAP financial measure, certain additional information, including a reconciliation of the non-GAAP financial measure to the closest comparable GAAP financial measure and a statement of the Company’s reasons for utilizing the non-GAAP financial measure as part of its financial disclosures.  The SEC has exempted from the definition of “non-GAAP financial measures” certain commonly used financial measures that are not based on GAAP.  When these exempted measures are included in public disclosures, supplemental information is not required.  The following measures used in this Report, which are commonly utilized by financial institutions, have not been specifically exempted by the SEC and may constitute "non-GAAP financial measures" within the meaning of the SEC's new rules, although we are unable to state with certainty that the SEC would so regard them.

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added back to the net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of another institution or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time.  We follow these practices.

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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share, return on average assets, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures for certain material items of income or expense.  We believe that these non-GAAP financial measures may be helpful in understanding the results of operations separate and apart from items that may, or could, have a disproportional positive or negative impact on any particular period. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that the non-GAAP financial measures disclosed by us from time to time are useful in evaluating our performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  Our non-GAAP financial measures may differ from similar measures presented by other companies.

Selected Quarterly Information:

(In Thousands, Except Per Share Amounts)

(Share and per share amounts have been restated for the September 2010 3% stock dividend)

	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Net Income	$5,575	$5,714	$5,415	$5,117	$5,062

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) [1]	$---	$---	$---	$(227)	$---
Net Securities Gains	373	530	---	17	29
Net Gains on Sales of Loans	285	21	13	56	10

Period End Shares Outstanding	11,234	11,300	11,277	11,245	11,244
Basic Average Shares Outstanding	11,257	11,307	11,260	11,238	11,239
Diluted Average Shares Outstanding	11,260	11,344	11,301	11,288	11,312
Basic Earnings Per Share	$.50	$.51	$.48	$.46	$.45
Diluted Earnings Per Share	.50	.50	.48	.45	.45
Cash Dividends Per Share	.24	.24	.24	.24	.24

Average Assets	$1,880,099	$1,873,690	$1,844,173	$1,856,176	$1,778,893
Average Equity	153,653	149,026	144,001	140,786	136,397
Return on Average Assets	1.18%	1.22%	1.19%	1.09%	1.13%
Return on Average Equity	14.39	15.38	15.25	14.42	14.72

Average Earning Assets	$1,792,421	$1,790,572	$1,762,490	$1,781,464	$1,706,626
Average Interest-Bearing Liabilities	1,485,639	1,502,052	1,483,532	1,492,326	1,417,218
Interest Income, Tax-Equivalent [2]	21,829	22,530	22,512	23,032	22,499
Interest Expense	5,829	6,023	5,940	6,522	6,462
Net Interest Income, Tax-Equivalent [2]	16,000	16,507	16,572	16,510	16,037
Tax-Equivalent Adjustment	832	852	861	863	835
Net Interest Margin [2]	3.54%	3.70%	3.81%	3.68%	3.73%
Efficiency Ratio Calculation: [2]
Noninterest Expense	$12,106	$12,002	$11,540	$11,699	$11,401
Less: Intangible Asset Amortization	(67)	(65)	(73)	(77)	(79)
Net Noninterest Expense	$12,039	$11,937	$11,467	$11,622	$11,322
Net Interest Income, Tax-Equivalent [2]	$16,000	$16,507	$16,572	$16,510	$16,037
Noninterest Income	5,305	5,028	4,018	3,805	3,976
Less: Net Securities Losses (Gains) & OTTI	(618)	(878)	---	347	(48)
Net Gross Income	$20,687	$20,657	$20,590	$20,662	$19,965
Efficiency Ratio [2]	58.20%	57.79%	55.69%	56.25%	56.71%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.41%	8.71%	8.66%	8.43%	8.37%
Total Stockholders’ Equity (i.e. Book Value)	$153,457	$152,703	$145,804	$140,818	$139,304
Book Value per Share	13.66	13.51	12.93	12.52	12.39
Intangible Assets	17,209	17,206	16,630	16,712	16,353
Tangible Book Value per Share [2]	12.13	11.99	11.46	11.04	10.93
Asset Quality Information
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.05%	.05%	.08%	.09%	.08%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.13	.13	.14	.16	.15
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.27	1.26	1.27	1.26	1.25
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	369.69	324.13	393.43	300.73	299.07
Nonperforming Loans as a Percentage of Loans, Period-end	.34	.39	.32	.42	.42
Nonperforming Assets as a Percentage of Total Assets, Period-end	.20	.24	.20	.26	.26

[1] See page 26
[2] See “Use of Non-GAAP Financial Measures” on page 19.

Selected Nine-month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

(Share and per share amounts have been restated for the September 2010 3% stock dividend)

		Sep 2010	Sep 2009
Net Income		$16,704	$16,675

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Sale of Merchant Bank Card Processing	see page 26	$ ---	$1,791
Income from Restitution Payment	see page 46	---	271
FDIC Special Assessment	see page 27	---	(475)
Net Securities Gains	see page 34-35	903	199
Net Gain on Sales of Loans	see page 42, 46	318	197

Period-End Shares Outstanding		11,234	11,244
Basic Average Shares Outstanding		11,275	11,229
Diluted Average Shares Outstanding		11,302	11,280
Basic Earnings Per Share		$1.48	$1.48
Diluted Earnings Per Share		1.48	1.48
Cash Dividends		.73	.71

Average Assets		$1,866,119	$1,728,934
Average Equity		148,929	132,903
Return on Average Assets		1.20%	1.29%
Return on Average Equity		15.00	16.77

Average Earning Assets		$1,781,936	$1,657,111
Average Interest-Bearing Liabilities		1,490,415	1,382,287
Interest Income, Tax-equivalent [1]		66,871	67,006
Interest Expense		17,792	19,970
Net Interest Income, Tax-equivalent [1]		49,079	47,036
Tax-equivalent Adjustment		2,545	2,318
Net Interest Margin [1]		3.68%	3.79%
Efficiency Ratio Calculation [1]
Noninterest Expense		$35,648	$34,893
Less: Intangible Asset Amortization		(205)	(247)
Net Noninterest Expense		35,443	34,646
Net Interest Income, Tax-equivalent [1]		49,079	47,036
Noninterest Income		14,351	15,787
Less: Net Securities Gains		(1,496)	(329)
Net Gross Income, Adjusted		61,934	62,494
Efficiency Ratio [1]		57.23%	55.44%
Period-End Capital Information:
Tier 1 Leverage Ratio		8.41%	8.37%
Total Stockholders’ Equity (i.e. Book Value)		$153,457	$139,304
Book Value per Share		13.66	12.39
Intangible Assets		17,209	16,353
Tangible Book Value per Share [1]		12.13	10.93
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized		.06%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized		.13	.16
Allowance for Loan Losses as a Percentage of Period-end Loans		1.27	1.25
Allowance for Loan Losses as a Percentage of Nonperforming Loans		369.69	299.07
Nonperforming Loans as a Percentage of Period-end Loans		.34	.42
Nonperforming Assets as a Percentage of Period-end Total Assets		.20	.26

1 See “Use of Non-GAAP Financial Measures” on page 19.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 19)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Bank Deposits	$ 49,487	$ 33	0.26%	$ 62,301	$ 41	0.26%
Investment Securities:
Taxable	406,360	3,495	3.41	367,254	3,541	3.83
Non-Taxable	188,378	2,146	4.52	177,250	2,204	4.93
Loans	1,148,196	16,155	5.58	1,099,821	16,713	6.03

Total Earning Assets	1,792,421	21,829	4.83	1,706,626	22,499	5.23

Allowance For Loan Losses	(14,503)			(13,721)
Cash and Due From Banks	29,785			28,208
Other Assets	72,396			57,780
Total Assets	$1,880,099			$1,778,893

Deposits:
Interest-Bearing NOW Deposits	$ 497,981	1,216	0.97	$ 443,841	1,144	1.02
Regular and Money Market Savings	368,565	523	0.56	310,991	503	0.64
Time Deposits of $100,000 or More	130,471	737	2.24	167,681	925	2.19
Other Time Deposits	252,507	1,482	2.33	253,359	1,830	2.87
Total Interest-Bearing Deposits	1,249,524	3,958	1.26	1,175,872	4,402	1.49

Short-Term Borrowings	66,115	33	0.20	61,346	30	0.19
Long-Term Debt	170,000	1,838	4.29	180,000	2,030	4.47
Total Interest-Bearing Liabilities	1,485,639	5,829	1.56	1,417,218	6,462	1.81

Demand Deposits	217,017			199,611
Other Liabilities	23,790			25,667
Total Liabilities	1,726,446			1,642,496
Stockholders’ Equity	153,653			136,397
Total Liabilities and Stockholders’ Equity	$1,880,099			$1,778,893

Net Interest Income (Tax-equivalent Basis)		16,000			16,037
Net Interest Spread			3.27			3.42
Net Interest Margin			3.54			3.73

Reversal of Tax-equivalent Adjustment		(832)	(.18)		(835)	(.19)
Net Interest Income, As Reported		$15,168			$15,202

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 19)

(Tax-equivalent Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2010			2009
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-bearing Balances	$ 54,213	$ 107	0.26%	$ 55,929	$ 110	0.26%
Investment Securities:
Taxable	410,822	11,370	3.70	340,784	10,659	4.18
Non-Taxable	186,621	6,659	4.77	161,245	6,146	5.10
Loans	1,130,280	48,735	5.76	1,099,153	50,091	6.09

Total Earning Assets	1,781,936	66,871	5.02	1,657,111	67,006	5.41

Allowance For Loan Losses	(14,289)			(13,523)
Cash and Due From Banks	28,671			28,034
Other Assets	69,801			57,312
Total Assets	$1,866,119			$1,728,934

Deposits:
Interest-Bearing NOW Deposits	$ 519,322	4,093	1.05	$ 439,854	3,674	1.12
Regular and Money Market Savings	357,006	1,633	0.61	299,629	1,564	0.70
Time Deposits of $100,000 or More	136,967	2,180	2.13	155,308	2,898	2.49
Other Time Deposits	249,098	4,448	2.39	249,953	5,634	3.01
Total Interest-Bearing Deposits	1,262,393	12,354	1.31	1,144,744	13,770	1.61

Short-Term Borrowings	64,053	95	0.20	57,543	97	0.23
Long-Term Debt	163,969	5,343	4.36	180,000	6,103	4.53
Total Interest-Bearing Liabilities	1,490,415	17,792	1.60	1,382,287	19,970	1.93

Demand Deposits	203,263			188,938
Other Liabilities	23,512			24,806
Total Liabilities	1,717,190			1,596,031
Stockholders’ Equity	148,929			132,903
Total Liabilities and Stockholders’ Equity	$1,866,119			$1,728,934

Net Interest Income (Tax-equivalent Basis)		49,079			47,036
Net Interest Spread			3.42			3.48
Net Interest Margin			3.68			3.79

Reversal of Tax-equivalent Adjustment		(2,545)	(.19)		(2,318)	(.19)
Net Interest Income, As Reported		$46,534			$44,718

OVERVIEW

We reported net income for the third quarter of 2010 of $5.6 million, representing diluted earnings per share (EPS) of $.50.  Both of these measures represent an increase of over 10% from the 2009 third quarter.  Return on average equity (ROE) for the 2010 third quarter continued to be very strong at 14.39%, a slight decrease of 33 basis points from the ROE of 14.72% for the quarter ended September 30, 2009. Return on average assets (ROA) for the 2010 third quarter also continued to be very strong at 1.18%, an increase of 5 basis points from the ROA of 1.13% for the quarter ended September 30, 2009.

We reported net income for the first nine months of 2010 of $16.7 million, representing EPS of $1.48. These results were virtually identical to our net income and EPS for the first nine months of 2009.  As we previously reported, however, our results for the first nine months of 2009 included a gain of $1.79 million, or $.16 per share, net of tax, recognized on the sale of our merchant bank card processing line of business to TransFirst LLC. Excluding this transaction, adjusted net income for the first nine months of 2009 was $14.9 million, representing adjusted diluted EPS of $1.32.  These adjusted net income and EPS measures for the 2009 period are non-GAAP financial measures but provide a better comparison, we believe, to our earnings results for the 2010 period. Our diluted EPS for the first nine months of 2010 determined in accordance with GAAP was $0.16 per share (or 12.1%) greater than the adjusted non-GAAP diluted EPS for the comparable 2009 period.  We have provided a reconciliation of the 2009 non-GAAP measures to the comparable 2009 measures determined in accordance with GAAP, as required under Regulation G, in the table on page 45, and have also compared the 2009 non-GAAP earnings measures to the comparable 2010 earnings measures determined in accordance with GAAP.

Total assets were $1.960 billion at September 30, 2010, which represented an increase of $124.0 million, or 6.8%, above the level at September 30, 2009, and an increase of $118.7 million, or 6.4%, from the December 31, 2009 level.

Stockholders’ equity was $153.5 million at September 30, 2010, an increase of $14.2 million, or 10.2%, from the year earlier level.  Stockholders' equity increased $12.6 million from the December 31, 2009 level of $140.8 million.  The components of the change in stockholders’ equity since year-end 2009 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the section entitled, “Increase in Stockholder Equity.”

Our risk-based capital ratios and Tier 1 leverage ratio continued to significantly exceed regulatory minimum requirements at period-end.  At September 30, 2010 both of our banks, as well as the holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.  See the discussion under “Important New Capital and Liquidity Standards” on page 40 of this Report.

Financial Market Turmoil:  The Dow Jones Industrial Average (Dow Jones) plunged from a high of over 14,000 in October 2007 to a low of under 6,500 in March 2009, then rebounded by March 2010 to over 11,000, and ranged between 9,600 and 11,200 for the next six months.  This degree of market volatility has not been seen in many decades, and the market’s turmoil is impacted by the continuing weakness in the U.S. economy.  The financial sector and particularly banks have been severely affected, suffering major losses on mortgages and other credit portfolios and an industry-wide loss of short-term liquidity.  In addition, bank failures have continued to occur with regularity, through 2009 and into 2010, and are expected to persist for the foreseeable future.  Many community banks, like our company, have not experienced significant losses in their loan or investment portfolios or the liquidity problems that many of our larger contemporaries have experienced, but expanding problems in commercial real estate portfolios throughout the U.S. now threaten many of these community banks (although our commercial portfolio has not experienced significant deterioration to date). The magnitude of turmoil in the markets has had an impact on the operations of all banks, including ours, during recent periods and may continue to influence our financial condition and results of operations in forthcoming periods.

Economic Recession and Loan Quality:  As the nationwide economic recession got underway in late 2008, our market area of northeastern New York experienced little in the way of falling real estate values or increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy, reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group.  In the first nine months of 2010, our loan quality held steady and in some ways actually improved.  Nonperforming loans amounted to $4.0 million at September 30, 2010, a decrease of $703 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .34% at September 30, 2010, a decrease from .42% at December 31, 2009.  By way of comparison, the average ratio of nonperforming loans to period-end loans for our peer group was 3.67% at June 30, 2010, an increase of .16% from year-end 2009.

Our loans charged-off (net of recoveries) against our allowance for loan losses were $157 thousand for the third quarter of 2010, as compared to $212 thousand for the prior year period.  At September 30, 2010, the allowance for loan losses was $14.6 million, representing 1.27% of total loans.  This ratio is unchanged from the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium sized businesses within our market place, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs. Current unemployment rates in our region are higher than in the past few years and the number of total jobs has decreased, although these trends are largely attributable to recent changes in the local operations of a small number of large corporations.  Commercial property values have not shown significant deterioration in our primary market.  We update the appraisals on our nonperforming commercial loans and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.  Although we may participate in loans originated by nonaffiliated financial institutions from time to time, we do not purchase whole loans to hold in our portfolio.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our residential real estate foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  It is our general practice to originate residential real estate loans using conservative underwriting standards.

o

Indirect Loans (primarily automobile):  These loans comprise nearly 30% of our loan portfolio.  During the first nine months of 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent Legislative Developments:

Financial Reform:  In July 2010, comprehensive financial reform legislation was passed under the Dodd-Frank Act.  This Act will have an impact on various aspects of our industry, many of which will not be fully known until final regulations are adopted.  The impact of this act is discussed below in Part II, Item A, “Risk Factors.”  The Company will continue to monitor the effect of the Act.

Health Care Reform:  In March 2010, comprehensive federal healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act").  Included among the major provisions of the Act, is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees.  The Act contains provisions that may impact the Company’s accounting for some of its benefit plans in future periods by increasing the expense associated with these plans, but at this point, we do not expect that the impact will be material. The exact extent of the Act’s impact cannot be determined until final regulations are promulgated and additional interpretations become available. The Company will continue to monitor the effect of the Act.

Liquidity and Access to Credit Markets:  We did not experience any liquidity issues during 2009 and have not experienced any liquidity issues in 2010 through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed, except for some increases in the maximum borrowing capacity (see our more detailed liquidity discussion on page 40).  In general, we rely on asset-based liquidity (i.e., funds placed by us in overnight investments and regular cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight borrowing arrangements with our correspondent banks, arrangements for FHLBNY overnight and term advances, and access to the Federal Reserve Bank discount window, as our main sources).  During the recent period of bank failures, some institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingency liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises on very short notice.  Our liquidity is further discussed under the section of this report titled “Important New Capital and Liquidity Standards” on page 40.

Acquisition of Insurance Agency: As announced earlier, on April 1, 2010, we acquired Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”).  Loomis will be operated as a wholly-owned subsidiary of our lead bank, Glens Falls National Bank and Trust Company.  All the outstanding shares of Loomis were acquired in exchange for shares of Arrow common stock.  We recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill of $514 thousand and change to intangible assets of $126 thousand.  The value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 26,296 shares of Arrow’s common stock at closing and an additional 731 shares on May 27, 2010 in connection with a balance sheet adjustment to the purchase price as provided for in the acquisition agreement.  The acquisition agreement also provides for annual contingent future payments of Arrow common stock based upon the financial performance and other results of Loomis over a three-year period.  The minimum contingent payment is zero and the maximum contingent payment over the entire three-year period is $330 thousand payable solely in shares of the Company’s common stock valued in accordance with the acquisition agreement.

Investment Securities and Other-than-temporary Impairment: During the last quarter of 2009, we recognized a $375 thousand impairment charge on one inactively traded common stock which we continue to hold in our available-for-sale portfolio, with no subsequent additional impairment charge on this investment during the first nine months of 2010.  We have never held and do not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of quarter-end, we had not experienced any other-than-temporary impairment issues in 2010 with regard to our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the Company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold and have not originated any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

VISA Transactions in 2008 and 2009:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National Bank and Trust Company, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear in full.  Accordingly, during the second quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Since that time, Visa has deposited additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010 and $800 million in October 2010.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduced the value of member banks’ Class B stock.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance; thus the Company did not recognize any income or expense in any of the periods presented as a result of the reduced value of its Class B shares upon Visa’s settlement of the litigation. The estimation of the Company’s proportionate share of any potential losses related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our September 30, 2010 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations at that date, but this value is subject to change depending upon future developments in the covered litigation.

Sale of Merchant Bank Card Processing to TransFirst:  As we previously reported during the first quarter of 2009, our bank subsidiaries, Glens Falls National Bank and Trust Company and Saratoga National Bank and Trust Company, sold their merchant bank card processing businesses for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst).  In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain to us from the transaction was offset, in part, by an estimated $300 thousand cost primarily to terminate certain pre-existing agreements, for a pre-tax net gain at closing of $2.7 million.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net pre-tax gain on the sale of the business as adjusted increased by $266 thousand to approximately $2.97 million.

FDIC Special Assessment & Prepayment:  The FDIC announced during the first quarter of 2009 that the agency would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment was set at 0.05% of the insured institution’s total assets less Tier 1 capital.  Institutions were instructed in the second quarter of 2009 to estimate and accrue the expense.  We determined that our expense was $787 thousand, which we accrued on September 30, 2009.  The FDIC did not impose any additional special assessments in the remainder of 2009, but did generate additional much needed cash for the insurance fund by requiring insured institutions to prepay in December 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  On April 13, 2010 the FDIC Board proposed significant changes in the risk-based premiums scheme for banks, which if enacted as proposed, is not expected to have a material impact on the Company’s financial condition or results of operations.

Increase in Stockholders’ Equity:  At September 30, 2010, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill) amounted to $12.13, an increase of $1.09, or 9.9%, from year-end 2009.  Our total stockholders’ equity at September 30, 2010 increased 9.0% over the year-end 2009 level.  Major changes to stockholders’ equity included $16.7 million of net income for the period and a $3.9 million net unrealized gain in securities available-for-sale (net of tax), offset in part by cash dividends of $8.2 million and repurchases of our own common stock of $2.6 million.  As of September 30, 2010, our closing stock price was $25.08, resulting in a trading multiple of 2.07 to our tangible book value.  The Company and each of its subsidiary banks also continue to remain classified as “well-capitalized” under regulatory guidelines.  As previously disclosed, due to our strong capital, financial and liquidity positions, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).  The Board of Directors declared and paid a quarterly cash dividend of $.24 per share for the third quarter of 2010 (as restated for the September 3% stock dividend).  The recently enacted Dodd-Frank Act directs the federal bank regulators to promulgate new regulatory capital guidelines for financial institutions.  It is anticipated that those guidelines may be more restrictive on banks, and will certainly be at least as restrictive as the capital guidelines presently in place.  See the discussion under “Important New Capital and Liquidity Standards” on page 40 of this Report.

New Branch Office Opened in Queensbury:  We opened the 29th branch office for Glens Falls National Bank and Trust Company (our 35th overall) in the second quarter of 2010.  The new branch expands our coverage in the Glens Falls / Queensbury market area where we now have six offices in addition to our main office in downtown Glens Falls.  The new office is our fourth office located in the same building as a Stewart’s Shop.  Arrow leases these offices, at market rates, from Stewart’s Shops Corp.  The President of Stewart’s Shops Corp., Gary Dake, also serves as a director of both Arrow and one of its subsidiary banks, Saratoga National Bank and Trust Company.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2010	Dec 2009	Sep 2009	From Dec	From Sep	From Dec	From Sep
Interest-Bearing Bank Balances	$ 83,122	$ 22,730	$ 79,375	$ 60,392	$ 3,747	265.7%	4.7%
Securities Available-for-Sale	468,941	437,706	402,963	31,235	65,978	7.1	16.4
Securities Held-to-Maturity	158,106	168,931	162,197	(10,825)	(4,091)	(6.4)	(2.5)
Other Investments	9,474	8,935	9,835	539	(361)	6.0	(3.7)
Loans (1)	1,154,676	1,112,150	1,106,657	42,526	48,019	3.8	4.3
Allowance for Loan Losses	14,629	14,014	13,841	615	788	4.4	5.7
Earning Assets (1)	1,874,319	1,750,452	1,761,027	123,867	113,292	7.1	6.4
Total Assets	1,960,294	1,841,627	1,836,283	118,667	124,011	6.4	6.8

Demand Deposits	$ 217,855	$ 198,025	$ 197,987	$ 19,830	$ 19,868	10.0	10.0
NOW Accounts	578,674	516,269	494,517	62,405	84,157	12.1	17.0
Savings Deposits	367,581	336,271	323,508	31,310	44,073	9.3	13.6
Time Deposits of $100,000 or More	129,635	148,511	163,337	(18,876)	(33,702)	(12.7)	(20.6)
Other Time Deposits	252,850	244,490	253,133	8,360	(283)	3.4	(0.1)
Total Deposits	$1,546,595	$1,443,566	$1,432,482	$103,029	$114,113	7.1	8.0
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 67,336	$ 72,020	$ 60,592	$(4,684)	$ 6,744	(6.5)	11.1
FHLB Advances	150,000	140,000	160,000	10,000	(10,000)	7.1	(6.3)
Stockholders' Equity	153,457	140,818	139,304	12,639	14,152	9.0	10.2

(1) Includes Nonaccrual Loans

Changes in Earning Assets:  While our total assets increased by $118 million, or 6.4%, from year-end 2009 to September 30, 2010, our loan portfolio increased by $42.5 million, or 3.8%, over the same period.  This is in line with management’s expectations, given slackening loan demand and the general economic weakness across the U.S. economy, including our region.  We experienced the following trends in our three largest portfolio segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment increased slightly from year-end 2009 balances, reflecting moderating demand for commercial lending.

2.

Residential real estate loans – these loans increased by $19.1 million from December 31, 2009 to September 30, 2010, as we closed on loans of approximately $41.9 million, which exceeded residential real estate loan sales, prepayments and normal amortization.

3.

Indirect and other consumer loans – The balance of these loans began to increase during the second quarter and throughout the third quarter of 2010 as we introduced more aggressive rates.  By September 30, 2010, the balance of these loans had increased $25.5 million since year-end 2009.

During the nine-month period, most of the $241.4 million of investments purchased for our securities available-for-sale portfolio represented a replacement of maturities and calls from that portfolio.  Changes in our securities held-to-maturity portfolio reflected a small amount of maturities and purchases.

Changes in Sources of Funds:  Total deposits increased from December 31, 2009 to September 30, 2010, by $103.0 million, or 7.13%.  Compared to September 30, 2009, our total deposits increased $114.1 million, or 8.0%. Almost half of the increase ($55.0 million) from September 2009 was attributable to municipal deposits (discussed in more detail below), while the remaining $59.1 million increase was attributable to our internally generated non-municipal deposit balances with increases occurring primarily in our money market checking and savings accounts.  At September 30, 2010, securities sold under agreements to repurchase were $4.7 million below year-end balances, while FHLB advances increased $10.0 million from the year-end balances.

Municipal Deposits:  We experience regular seasonal fluctuations in our balances of municipal deposits.  Recently, municipal deposits have ranged from 22% to over 27% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

In general, there is a seasonal pattern to municipal deposits starting with a low point beginning in June and continuing during the summer months.  Municipal deposit balances tend to increase throughout the fall and into the winter months from tax deposits and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

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

Yield Curve:  The shape of the yield curve (i.e., the line depicting interest rates being paid on low- or no-risk securities, such as U.S. Treasury bills, of different maturities, with the rate on the vertical axis and maturity on the horizontal axis) typically turns upward.  Our net interest income often reflects our investment of some portion of our short-term deposits in longer-term loans and investments, and hence our net interest margin and earnings level are directly affected by the shape of the yield curve.  Generally, the steeper the yield curve, the better our net interest income results.  With the sharp decline in short-term interest rates, the yield curve has a more traditional upward slope, as longer-term rates have declined somewhat but not to the same degree as short-term rates.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Demand Deposits	$ 217,017	$ 200,547	$ 191,950	$ 199,116	$ 199,611
NOW Accounts	497,981	534,157	526,137	520,161	443,841
Savings Deposits	368,565	359,094	343,078	329,400	310,991
Time Deposits of $100,000 or More	130,471	133,737	146,874	155,588	167,681
Other Time Deposits	252,507	249,377	245,332	248,455	253,359
Total Deposits	$1,466,541	$1,476,912	$1,453,371	$1,452,720	$1,375,483

Percentage of Average Quarterly Deposits

	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Demand Deposits	14.8%	13.5%	13.2%	13.7%	14.5%
NOW Accounts	34.0	36.2	36.2	35.8	32.3
Savings Deposits	25.1	24.3	23.6	22.7	22.6
Time Deposits of $100,000 or More	8.9	9.1	10.1	10.7	12.2
Other Time Deposits	17.2	16.9	16.9	17.1	18.4
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first and third quarters of the year, versus significant growth in the second and fourth quarters.  Deposit balances followed this pattern for the first three quarters of 2010 as the average balance remained essentially flat from the fourth quarter of 2009 to the first quarter of 2010 before increasing during the second quarter of 2010.  During the fourth quarter of 2009, average deposits balances also increased due to the addition of a few new large municipal account relationships.

Quarterly Cost of Deposits

	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	0.97	1.09	1.10	1.14	1.02
Savings Deposits	0.56	0.64	0.64	0.65	0.64
Time Deposits of $100,000 or More	2.24	2.18	1.98	2.09	2.19
Other Time Deposits	2.33	2.38	2.46	2.71	2.87
Total Deposits	1.07	1.15	1.16	1.24	1.27

Average rates paid by us on deposits decreased steadily over the previous five quarters, particularly on other time deposits, in which the decrease from the 2009 third quarter to the 2010 third quarter was 49 basis points.

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

By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%.  In the ensuing year, the Fed in a series of rate reductions lowered the target rate to the maximum extent possible; by January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained up to the present.  We saw an immediate impact in the reduced cost of our deposits when rates began to fall in 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent in the first nine months of 2010.  Yields on our earning assets have also fallen in the last two years, but at least initially the drop in our asset yields was not as significant as the decline in our deposit rates.  As a result, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income.

Changes in the Yield Curve.  An additional important development with regard to the effect of rate changes on our profitability in the mid-2005 to mid-2007 period was the “flattening” of the yield curve, especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope (i.e., lower rates for shorter-duration debt; higher rates for longer-term debt) but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates (the upward yield curve) essentially disappeared, i.e., the curve flattened.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.  The flattening of the yield curve was the most significant factor in the decrease in our net interest margin during the 2005-2007 period and consequent downward pressure on our net interest income.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape.  The increase in rate spread was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly sought to perpetuate at least in the near future, through the various means at its disposal.  The upward-sloping yield curve may continue, and continue to be steep, for some time, to the benefit of banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economy continues to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a more positively-sloped yield curve and a highly favorable interest rate environment generally.  Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as consumer mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into other high-quality assets has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly that the yields on our earning assets.  This had a significant positive impact on our net interest income.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and the first three quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.  To a certain extent, further downward pricing of liabilities is approaching the absolute limit, i.e., a zero interest rate, whereas assets continue to have somewhat more room to reprice downward.  If the general trend of rate reduction continues, margins, including our margin, will be under continuing pressure and slow shrinkage may continue.  In this light, no assurances can be given that our net interest income will continue to grow, even if asset growth continue and earnings may be negatively impacted in future periods.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report under Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Non-Deposit Sources of Funds

We have typically borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  These structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  Our holdings of FHLB advances ranged from $160 million at September 30, 2009, to $140 million at December 31, 2009, to $150 million at September 30, 2010.

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities) on our consolidated balance sheet as of September 30, 2010 qualify as Tier 1 regulatory capital under capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 38 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that trust preferred securities do not qualify as regulatory capital or in the event of an adverse change in tax laws that denied the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

The recently-enacted Dodd-Frank Act will not significantly affect the regulatory capital status of our presently outstanding trust preferred securities, for as long as such securities remain outstanding, but our ability to issue such securities in the future may be negatively impacted by the law as the proceeds of future issuances under the law as currently in effect will not qualify as Tier 1 regulatory capital for purposes of risk-based or leverage guidelines.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Commercial and Commercial Real Estate	$ 308,445	$ 307,853	$ 306,753	$ 306,781	$ 304,968
Residential Real Estate	375,262	371,482	364,974	355,292	343,948
Home Equity	73,285	70,926	68,725	66,037	61,819
Indirect Consumer Loans	351,294	338,950	328,566	337,582	343,751
Other Consumer Loans (1)	39,910	41,427	42,586	43,803	45,335
Total Loans	$1,148,196	$1,130,638	$1,111,604	$1,109,495	$1,099,821

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Commercial and Commercial Real Estate	26.8%	27.2%	27.6%	27.6%	27.7%
Residential Real Estate	32.7	32.9	32.8	32.0	31.3
Home Equity	6.4	6.3	6.2	6.0	5.6
Indirect Consumer Loans	30.6	30.0	29.6	30.4	31.3
Other Consumer Loans (1)	3.5	3.6	3.8	4.0	4.1
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which, in turn, triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  Although the erosion of residential and commercial property values has in many markets begun to level off in recent periods, the damage to asset portfolios remains a serious concern.  Many lending institutions have suffered sizable charge-offs and losses in their loan and investment securities portfolios in the past two years as a result of their origination or investment in these kinds of loans or securities.

Through September 2010, we have not experienced a significant deterioration in our loan or investment portfolios, except for two impaired securities discussed in our December 31, 2009 Form 10-K.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income borrowers within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values as other parts of the U.S., are the principal reasons that we have not experienced to date significant deterioration in the real estate categories of our loan portfolio.

If, however, weakness persists or worsens in the U.S. or our regional economy, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline again (due primarily to the fact that the government supported entities, Fannie Mae and Freddie Mac, began to overwhelm the home mortgage market with their very low-rate mortgages), we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain newly originated residential real estate loans in our loan portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  During the third quarter of 2010, rates on conventional mortgages fell.  The national average for April was 5.21%, falling to an average of 4.59% for the month of September.  In response, we determined to sell most of our originations to Freddie Mac, amounting to $11.5 million for the quarter.  If the current GSE-subsidized low-rate environment for newly originated residential real estate loans persists, we may continue to elect to sell a higher portion of our loan originations and may even experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Loans (primarily automobile loans): In the early post-2000 years, indirect loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) were the largest segment of our loan portfolio.  For much of this period, these loans were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in these balances in the first two quarters of 2008.  However during the last two quarters of 2008, our share of the local indirect auto loan market increased as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates.  Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009 our outstanding balances steadily declined from month to month and our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.

Loan demand increased in the first nine months of 2010 as vehicle sales nationally rose nearly 17% over the very low levels experienced in the first nine months of 2009. Concurrently with the increased loan demand, we introduced more competitive financing rates in the second quarter of 2010 and as a result experienced some growth in this portfolio in both the second and third quarters of 2010.

During the first nine months of 2010, the borrowers on the newly originated indirect loans had an average credit score at origination of over 735.  Our experienced lending staff not only utilizes software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.  Originations for the first nine months of 2010 were approximately $143.3 million, with a weighted average yield of 4.29%. These indirect loan originations represented an increase of $44.5 million, or 45.1%, over the originations for the first nine months of 2009.

At September 30, 2010, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  However, if weakness in auto demand persists, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for vehicle loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate to strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  However, in response to the 2008-2009 recession, demand began to ease in 2009 and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  During the first three quarters of 2010, commercial loan balances increased by only $2.7 million, or 0.9%.  Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent quarters, although during that period on a national scale the commercial real estate market has begun to show signs of significant weakness.  It is entirely possible that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans	Quarter Ended
	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Commercial and Commercial Real Estate	5.92%	6.23%	6.23%	6.19%	6.23%
Residential Real Estate	5.59	5.69	5.79	5.77	5.87
Home Equity	2.96	3.04	3.11	3.14	3.22
Indirect Consumer Loans	5.64	5.94	6.19	6.26	6.34
Other Consumer Loans	7.17	7.16	7.24	7.24	7.33
Total Loans	5.58	5.80	5.92	5.94	6.03

From the third quarter of 2009 to the third quarter of 2010, the average yield on our loan portfolio declined by 50 basis points, from 6.08% to 5.58%, due to falling interest rates generally and heightened competitive rate pressure on new commercial and commercial real estate loans as well as automobile loans.  The yields on new 30 year fixed-rate residential real estate loans also fell during the period, but we did sell some of those originations to the secondary market, specifically, to Freddie Mac.  For the second quarter of 2010, the decrease in average yield on loans was 22 basis points while the decline in our cost of deposits during the quarter was only 8 basis points.  This continued a trend in recent quarters that the yield on assets declined more rapidly than our cost of funds, as discussed in more detail on page 29 above in the section entitled “Impact of Interest Rate Changes.”

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

At the present time, the prevailing expectation is that rates will remain at historically low levels for a protracted period of time, as a result of consciously adopted and pursued strategies by the Federal Reserve Board.  If and when rates do increase to more normal levels, however, the repricing lag between deposits and assets may be expected to have a short-term negative effect on our net interest income and earnings.

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2009 to September 30, 2010 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Sep 2010	Dec 2009	Change	Sep 2010	Dec 2009	Change
Securities Available-for-Sale:
U.S. Treasury and Agency Obligations	$167,655	$123,331	$44,324	$ 715	$ 563	$ 152
State and Municipal Obligations	66,148	18,913	47,235	207	70	137
Collateralized Mortgage Obligations	154,196	199,781	(45,585)	7,571	3,422	4,149
Mortgage-Backed Securities-Residential	78,154	93,017	(14,863)	3,335	1,272	2,063
Corporate and Other Debt Securities	1,390	1,331	59	(107)	(134)	27
Mutual Funds and Equity Securities	1,398	1,333	65	19	25	(6)
Total	$468,941	$437,706	$31,235	$11,740	$5,218	$6,522

Securities Held-to-Maturity:
State and Municipal Obligations	$165,070	$171,183	$(6,113)	$6,964	$2,252	$4,712

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

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended		Nine Months Ended
	Sep 2010	Sep 2009	Sep 2010	Sep 2009
Sales
Collateralized Mortgage Obligations	$13,909	$ ---	$23,747	$12,464
Mortgage-Backed Securities-Residential	---	---	---	---
Corporate and Other Debt Securities	---	2,434	---	4,417
Mutual Funds and Equity Securities	55	16	197	95
Total Sales	13,964	2,450	23,944	16,976
Net Gains on Securities Transactions	618	48	1,496	329
Proceeds on the Sales of Securities	$14,582	$2,498	$25,440	$17,305

Purchases
U.S. Agency Securities	$ 55,000	$32,000	$184,175	$151,795
Mortgage-Backed Securities-Residential	---	25,528	---	25,528
State and Municipal Obligations	50,839	9,581	56,898	12,127
Other	68	46	303	354
Total Purchases	$105,907	$67,155	$241,376	$189,804

Maturities & Calls	$69,370	$31,302	$192,092	$90,148

Late in the second quarter of 2010, we sold two collateralized mortgage obligations from our securities available-for-sale portfolio with an amortized cost of $9.8 million.  We recognized a pre-tax gain of $860 thousand on the sale of these two securities.  For liquidity purposes, we generally are a net seller of overnight funds.  Our seasonal low for municipal deposit balances traditionally occurs during at the end of June each year.  Proceeds from this sale brought us back to a neutral position for overnight funds at June 30, 2010.  In the third quarter of 2010, we sold an additional $13.9 million of collateralized mortgage obligations from our securities available-for-sale portfolio to enhance our interest rate risk position.

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Sep 2010	Jun 2010	Mar 2010	Dec 2009	Sep 2009
Loan Balances:
Period-End Loans	$1,154,676	$1,144,959	$1,121,147	$1,112,150	$1,106,657
Average Loans, Year-to-Date	1,130,280	1,121,173	1,111,604	1,101,759	1,099,153
Average Loans, Quarter-to-Date	1,148,196	1,130,638	1,111,604	1,109,496	1,099,821
Period-End Assets	1,960,294	1,846,119	1,861,295	1,841,627	1,836,283

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,014	$14,014	$14,014	$13,272	$13,272
Provision for Loan Losses, YTD	1,125	750	375	1,783	1,348
Loans Charged-off, YTD	(712)	(495)	(285)	(1,430)	(1,054)
Recoveries of Loans Previously Charged-off	202	142	79	389	275
Net Charge-offs, YTD	(510)	(353)	(206)	(1,041)	(779)
Allowance for Loan Losses, End of Period	$14,629	$14,411	$14,183	$14,014	$13,841

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,411	$14,183	$14,014	$13,841	$13,626
Provision for Loan Losses, QTD	375	375	375	435	427
Loans Charged-off, QTD	(217)	(210)	(285)	(376)	(315)
Recoveries of Loans Previously Charged-off	60	63	79	114	103
Net Charge-offs, QTD	(157)	(147)	(206)	(262)	(212)
Allowance for Loan Losses, End of Period	$14,629	$14,411	$14,183	$14,014	$13,841

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$3,713	$3,227	$3,342	$4,390	$3,905
Loans Past due 90 Days or More
and Still Accruing Interest	244	1,219	263	270	723
Total Nonperforming Loans	3,957	4,446	3,605	4,660	4,628
Nonaccrual Investments	---	---	---	---	---
Repossessed Assets	32	23	63	59	73
Other Real Estate Owned	---	---	53	53	---
Total Nonperforming Assets	$3,989	$4,469	$3,721	$4,772	$4,701

Asset Quality Ratios:
Allowance to Nonperforming Loans	369.69%	324.13%	393.43%	300.73%	299.07%
Allowance to Period-End Loans	1.27	1.26	1.27	1.26	1.25
Provision to Average Loans (Quarter)	0.13	0.13	0.14	0.16	0.15
Provision to Average Loans (YTD)	0.13	0.13	0.14	0.16	0.16
Net Charge-offs to Average Loans (Quarter)	0.05	0.05	0.08	0.09	0.08
Net Charge-offs to Average Loans (YTD)	0.06	0.06	0.08	0.09	0.09
Nonperforming Loans to Total Loans	0.34	0.39	0.32	0.42	0.42
Nonperforming Assets to Total Assets	0.20	0.24	0.20	0.26	0.26

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

We made a provision for loan losses of $375 thousand for each of the first three quarters of 2010, following a provision of $435 thousand in the fourth quarter of 2009. Both the third quarter and nine-month 2010 provisions were less than the respective 2009 provisions primarily due to the improvement in overall credit quality, including net charge-offs and delinquent loans.

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

Indirect loans – high risk tiers, and

ix)

Other consumer loans.

Within the group of commercial and commercial real estate loans (listed in groups i to iv, above), we sub-group loans based on our internal system of risk-rating, which is applied to all commercial and commercial real estate loans.  We establish loss rates for each of these pools.

Estimated losses reflect consideration of all significant factors that affect the collectibility of the portfolio as of September 30, 2010.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.

During the

past five years we have had little charge-off activity on loans secured by residential real estate.  Consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had one small loss on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis.

Our net charge-offs for the past five years have been at or near historical lows for our company.  Although charge-offs increased slightly in 2008 into early 2009, charge-offs have actually moderated in the past few quarters (see the preceding table on page 35).  Annual net charge-offs for the past 5 years have ranged from .04% to .09% of average loans.  Our charge-offs in recent years have also been far below average for our peer group.  The average net charge-off ratios for bank holding companies in our peer group was 1.36% and .70% for the years ended December 31, 2009 and 2008, respectively.  These peer group ratios are significantly increased from the prior five years, when the peer ratios ranged from .13% to .24%.  Thus, while charge-offs for our peer group has increased markedly in the past two years, compared to prior years, our charge-offs have remained consistently at very low levels.

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $585 thousand, or 4.0% of the total allowance for loan losses, at September 30, 2010 compared to $471 thousand, or 3.4%, at September 30, 2009.

Risk Elements

Our nonperforming assets at September 30, 2010 amounted to $4.0 million, a decrease of $783 thousand, or 16.4%, from the December 31, 2009 total, and a decrease of $712 thousand, or 15.2%, from the September 30, 2009 total.  For all periods, the amount of nonperforming assets was quite small, especially in comparison to our peer group.  Our .24% ratio of nonperforming assets to total assets at June 30, 2010 was well below the 3.42% ratio for our peer group at that date (the most recent date for which peer group numbers are available).  Our ratio of nonperforming assets to total assets at September 30, 2010, was an even lower .20%.

The balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines) totaled $7.8 million at September 30, 2010, representing 0.68% of loans outstanding on that date.  This balance was down by $744 thousand from the $8.6 million of such loans at September 30, 2009, which represented 0.77% of loans then outstanding.  These other non-current loans past due 30 to 89 days at September 30, 2010 were composed of approximately $4.6 million of consumer loans, principally indirect automobile loans, $1.3 million of residential real estate loans and $1.9 million of commercial loans.

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

CAPITAL RESOURCES

Stockholders' Equity:  Stockholders' equity increased $12.6 million during the first nine months of 2010, from $140.8 million to $153.5 million.  Components of the change in stockholders' equity over the nine-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this Report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 27.  The cash dividend was $.243 per share for each of the first three quarters of 2010 (as adjusted for the September 2010 3% stock dividend).  The Board has declared an increased cash dividend of $.25 per share to be paid on December 15, 2010.

Stock Repurchase Program:  At its April 2010 meeting, the Board of Directors approved a stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock in the ensuing twelve months in open market, negotiated or private transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2009, of which amount approximately $2.6 million was used to make repurchases prior to replacement of the 2009 program with the 2010 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may affect stock repurchases under the 2010 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

New Capital Standards to be Promulgated:  This discussion and disclosure below on regulatory capital is qualified in its entirety by referenced to the fact that the recently enacted Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like us.  These standards must be at least as strict as the preexisting capital standards for financial institutions or, if greater “commonly accepted capital standards” then in effect for financial institutions in the advanced economies.  The latter reference is generally understood as embracing the new, enhanced capital requirements for leading nations known as Basel III currently awaiting approval by the Group of 20 nations in November 2010.  The Basel III standards, if approved and included in the new U.S. bank capital standards will require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important New Capital and Liquidity Standards” on page 40 of this Report.

Current Capital Standards:  Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions and establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), less intangible assets, net of associated deferred tax liabilities.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.

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

Trust Preferred Securities Under Financial Reform Bill:  In each of 2003 and 2004 we issued $10 million of trust preferred securities in a private placement.  Under the Federal Reserve Board’s pre-existing rules on regulatory capital, trust preferred securities may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Under the recently enacted Dodd-Frank Act, trust preferred securities outstanding at the effective date of the Act will continue to qualify as Tier 1 capital for those bank holding companies, like Arrow, that have total assets of less than $15 billion until the redemption or maturity of such securities.  Trust preferred securities issued in the future by such holding companies, however, may no longer qualify for this treatment.

As of September 30, 2010, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.79%	14.16%	15.41%
Glens Falls National Bank & Trust Co.	8.64	14.25	15.49
Saratoga National Bank & Trust Co.	9.24	13.27	14.52

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at September 30, 2010 were well above current minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past seven quarters listed below represent actual sales transactions, as reported by NASDAQ.  On October 27, 2010, our Board of Directors declared the 2010 fourth quarter cash dividend of $.25 payable on December 15, 2010.  Per share amounts in the table below have been restated for our September 2010 3% stock dividend.

			Cash Dividends Declared
	Market Price
	Low	High
2009
First Quarter	$17.67	$24.71	$.236
Second Quarter	19.80	26.39	.236
Third Quarter	23.57	28.88	.236
Fourth Quarter	23.20	28.20	.243

2010
First Quarter	$22.82	$29.13	$.243
Second Quarter	22.04	28.63	.243
Third Quarter	21.12	25.65	.243
Fourth Quarter (dividend payable December 15, 2010)			.250

Selected Per Share Information:	Quarter Ended September 30,
	2010	2009
Dividends Per Share	$.24	$.24
Diluted Earnings Per Share	.50	.45
Dividend Payout Ratio	48.00%	53.33%
Total Equity (in thousands)	$153,457	$139,304
Shares Issued and Outstanding (in thousands)	11,234	11,244
Book Value Per Share	$13.66	$12.39
Intangible Assets (in thousands)	$17,209	$16,353
Tangible Book Value Per Share	$12.13	$10.93

LIQUIDITY

Our liquidity is measured by our ability to deploy or raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available appropriate sources of funds, on- and off-balance sheet, at a reasonable cost, that can be accessed quickly in time of need.  In addition, we have a liquidity contingency plan that would be followed subsequent to events placing pressure on our liquidity.  Periodically we stress test that plan under increasingly severe scenarios.  This stress test is not the same as the test bank regulators applied in 2009 to the 19 largest financial institutions, but the scenarios include the types of events that have led to failures of community banks, including rapid acceleration of deposit withdrawals over compacted time periods, reduction or withdrawal of our third-party borrowing facilities, reduction or a rapid increase in non-performing assets, a decline in the value of collateral for collateralized loans, and a rapid shrinkage of our net interest margin.

Cash or cash equivalents on hand, federal funds sold on an overnight basis, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $437.7 million at September 30, 2010.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But if market conditions are favorable, we may pursue modest sales of such securities conducted in an orderly fashion to provide additional liquidity.

In addition to liquidity from short-term investments, investment securities and maturing loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during the first nine months of 2010.  We have established overnight and 30 day term lines of credit with the FHLBNY; each of these lines provided for a maximum borrowing line of $125.7 million at September 30, 2010.  We did not borrow from our overnight or 30–day lines of credit with the FHLBNY during 2010.  If advanced, such lines of credit are collateralized by mortgage-backed securities, loans and FHLBNY stock.   The balance in other short-term borrowings at September 30, 2010 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

Both of our subsidiary banks, Glens Falls National and Saratoga National, have established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At September 30, 2010, the amount available under this facility was $273.2 million, but there were no advances then outstanding.  We have also identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of these borrowing arrangements.

During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitation in placing or maintaining their funds with our banks.  The financial markets have been challenging for many financial institutions, and in the view of many, a lack or perceived lack of liquidity for many banks has been as great a problem as capital shortage.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this report.  Based on the level of overnight federal funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences, including suddenly increased levels of deposit withdrawals.

Important New Capital and Liquidity Standards

In December, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital and liquidity requirements for banks (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the design for its new capital and liquidity standards.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing:  (i) a new Tier 1 common equity standard requiring a minimum ratio of common equity to total risk-weighted assets of 4.5% (to be phased in by January 1, 2015); (ii) an increased minimum Tier 1 capital ratio of 6.0%, up from 4.0% (to be phased in by January 1, 2015); (iii) an additional minimum capital buffer of Tier 1 common equity equal to 2.5% of total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; bringing the minimum Tier 1 common equity ratio to 7.0% and the minimum Tier 1 capital ratio to 8.5%), and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013).  The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments, including TRUPs, over several years.

The liquidity proposals under Basel III include:  (i) a liquidity coverage ratio (to become effective January 1, 2015); and (ii) a net stable funding ratio (to become effective January 1, 2018).

Many of the details of Basel III’s new framework related to minimum capital requirements will remain uncertain until the Committee’s proposals are reviewed and possibly ratified by the Group of 20 finance ministers when they meet in Seoul in November, 2010.  Implementation of the final provisions of Basel III, as thus approved, will await final implementing regulations by U.S. banking regulators.

The recently enacted Dodd-Frank Act directs U.S. Bank regulators to promulgate new capital and liquidity guidelines for banks and implicitly directs that the new guidelines should comply at a minimum with the final Basel III Standards.

Adoption and implementation of these new capital and liquidity requirements has created substantial uncertainty for financial institutions.  We are not able to predict at this time the content of liquidity and capital guidelines or regulations that may be adopted by regulatory agencies or the impact that any changes in regulation may have on the Company and the Bank.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2010 Compared With

Three Months Ended September 30, 2009

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

(Per share amounts have been adjusted for the September 2010 3% stock dividend)

	Quarter Ended
	Sep 2010	Sep 2009	Change	% Change
Net Income	$5,575	$5,062	$513	10.1%
Diluted Earnings Per Share	$.50	.45	$0.05	11.1
Return on Average Assets	1.18%	1.13%	0.05%	4.4
Return on Average Equity	14.39%	14.72%	(0.33%)	(2.2)

We reported earnings (net income) of $5.6 million for the third quarter of 2010, an increase of $513 thousand or 10.1%, from our net income for the third quarter of 2009.   Diluted earnings per share were $.50 and $.45 for the respective quarters.  Net interest income was virtually unchanged between the two quarters.  During the third quarter of 2010, we sold $13.9 million of securities out of our securities available-for-sale portfolio (primarily collateralized mortgage obligations) for an after tax gain of $373 thousand versus only $29 thousand of net gains on securities sales in the year earlier period.  We also began to sell most of our newly originated residential real estate loan originations to Freddie Mac in the third quarter of 2010.  We recognized net gains of $285 thousand, net of tax, on these sales, versus only $10 thousand of net gains on loan sales in the prior period.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Sep 2010	Sep 2009	Change	% Change
Interest and Dividend Income	$21,829	$22,499	$(670)	(3.0)%
Interest Expense	5,829	6,462	(633)	(9.8)
Net Interest Income	$16,000	$16,037	$(37)	(0.2)

Tax-Equivalent Adjustment	$832	$835	$(3)	(0.4)%

Average Earning Assets (1)	$1,792,421	$1,706,626	$85,795	5.0
Average Interest-Bearing Liabilities	1,485,639	1,417,218	68,421	4.8

Yield on Earning Assets (1)	4.83%	5.23%	(0.40)%	(7.6)
Cost of Interest-Bearing Liabilities	1.56	1.81	(0.25)	(13.8)
Net Interest Spread	3.27	3.42	(0.15)	(4.4)
Net Interest Margin	3.54	3.73	(0.19)	(5.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.73% to 3.54% between the third quarter of 2009 and the third quarter of 2010.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 19, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  The positive impact of an increase in our average earning assets of $85.8 million, or 5.0%, between the periods, almost fully offset the negative impact of a 19 basis point decrease in our net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $375 thousand and $427 thousand for the quarters ended September 30, 2010 and 2009, respectively.  These provisions were discussed previously under the heading "Asset Quality" beginning on page 35.

Noninterest Income

Summary of Noninterest Income (Dollars in Thousands)

	Quarter Ended
	Sep 2010	Sep 2009	Change	% Change
Income From Fiduciary Activities	$1,315	$1,200	$ 115	9.6%
Fees for Other Services to Customers	2,021	1,956	65	3.3
Insurance Commissions	808	727	81	11.1
Net Gains on Securities Transactions	618	48	570	N/A
Net Gain on Sale of Loans	472	16	456	N/A
Other Operating Income	71	29	42	144.8
Total Noninterest Income	$5,305	$3,976	$1,329	33.4

Total noninterest income in the just completed quarter was $5.3 million, an increase of $1.3 million, or 33.4%, from total noninterest income of $4.0 million for the third quarter of 2009.  The increase was primarily attributable the sales of securities and loans cited on the previous page.  However, we also experienced increases in our three primary categories of noninterest income: fiduciary activities, fees for other services to customers and insurance commissions.

For the just completed 2010 quarter, income from fiduciary activities increased $115 thousand, or 9.6%, from the comparable 2009 quarter.  The increase principally reflected a recovery in the dollar amount of assets under administration, which itself mirrored a general recovery in the U.S. equity and debt markets. At quarter-end 2010, the market value of assets under trust administration and investment management amounted to $925.9 million, an increase of $89.5 million, or 10.7%, from quarter-end 2009.  A significant portion of our fiduciary fees are indexed to the market value of assets under administration.

Fees for other services to customers, primarily service charges on deposit accounts (including overdraft charges), revenues related to the sale of mutual funds to our customers by third party providers, debit card transaction fees (“interchange fees”), and servicing income on sold loans, were $2.0 million for the third quarter of 2010, an increase of $65 thousand, or 3.3%, from the 2009 third quarter totals.  The increase was primarily attributable to interchange fees, which increased from $503 thousand for the third quarter of 2009 to $571 thousand for the third quarter of 2010.  Beginning in 2011, the Dodd-Frank Act allows merchants the ability to charge lower prices for customers paying in cash.  This provision may reduce our interchange fee income next year.

Certain provisions of the Dodd-Frank Act limited the size of interchange fees that large banks may charge on customers’ debit card transactions.  Although these provisions do not directly apply to smaller community banks like ours, most community banks nevertheless anticipate that the law may indirectly restrict their ability to continue to charge their current interchange fees because of the need to compete on price with larger banks.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, and to charge them overdraft fees for covered overdrafts, without the customer’s consent. We believe that these new laws and rules restricting interchange fees and overdraft fees are not likely to have a material adverse impact on our financial condition or results of operations in future periods.  Our interchange fee percentage will not likely be materially reduced in upcoming periods, we believe, and debit card usage by our customers continues to grow.  Moreover, we do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs of the sort that led to substantial increases in overdraft fee income at certain other banks and provided the impetus for the new consumer protection regulations restricting the use of such programs by banks.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  We expect that noninterest income from insurance commissions, which increased in our just completed quarter compared to the prior year quarter, will continue to increase in upcoming periods as a result of our expansion of this business line.

As cited earlier, the volume of our loan sales increased during the third quarter of 2010, leading to an increase in income from that source.  Other operating income also includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.  For the 2010 quarter, other operating income increased $42 thousand from 2009.  We are unable to predict at what rate we may continue to resell loan originations in future periods versus holding such loans and thereby augmenting our own portfolio.  Much depends on the volume of originations, the rates attaching thereto, the ready availability of sales thereof into the secondary market and the pricing of such sales.  We have generally retained servicing rights for loans originated and resold by us.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2010	Sep 2009	Change	% Change
Salaries and Employee Benefits	$ 7,120	$ 6,727	$ 393	5.8%
Occupancy Expense of Premises, Net	876	789	87	11.0
Furniture and Equipment Expense	911	819	92	11.2
FDIC and FICO Assessments	486	439	47	10.7
Amortization of Intangible Assets	67	79	(12)	(15.2)
Other Operating Expense	2,646	2,548	98	3.8
Total Noninterest Expense	$12,106	$11,401	$705	6.2
Efficiency Ratio	58.20%	56.71%	1.49%	2.6

Noninterest expense for the third quarter of 2010 was $12.1 million, an increase of $705 thousand, or 6.2%, from noninterest expense for the third quarter of 2009.  For the third quarter of 2010, our efficiency ratio was 58.20%.  This ratio, for which lower is better, is a non-GAAP financial measure commonly used in the banking industry to indicate a financial institution's operating efficiency.  See the discussion on page [19] of this Report under the heading “Use of Non-GAAP Financial Measures.”  Our efficiency ratio is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  The efficiency ratio used by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator (and thus produces a slightly higher number for most institutions).  Our efficiency ratio for the 2010 second quarter was 57.08%, which compared favorably to our peer group’s ratio for the 2010 second quarter of 70.73%.

Salaries and employee benefits expense increased by $393 thousand, or 5.8%, from the third quarter of 2009 to the third quarter of 2010.  The increase was primarily attributable to an increase of $206 thousand, or 4.4%, in salaries, with the remainder of the increase in employee benefit costs.  The increase in salaries was attributable to an increase of 8.4 full-time equivalent employees as well as to normal salary increases.  We added 9 staff in the acquisition of the Loomis & LaPann insurance agency on April 1, 2010.

Occupancy expense increased $87 thousand, or 11.0%, from the third quarter of 2009 to the third quarter of 2010.    The increase was primarily attributable to higher maintenance and utilities expenses.  The increase in furniture and equipment expense was 11.2% quarter over quarter, and was primarily attributable to data processing expenses.

Risk-based FDIC assessments have increased over the past two years in response to the current financial crisis.  We have continued to pay the lowest possible rate for insured depository institutions in recent periods, based on all criteria applied by the FDIC in determining our institution’s risk.

Other operating expense increased $98 thousand, or 3.8%, from the third quarter of 2009.  The increase was spread over a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2010	Sep 2009	Change	% Change
Provision for Income Taxes	$2,417	$2,288	$129	5.6%
Effective Tax Rate	30.2%	31.13%	(0.9)%	(2.9)%

The provisions for federal and state income taxes amounted to $2.4 million and $2.3 million for the third quarters of 2010 and 2009, respectively.  Most of the provision increase was attributable to increased income as opposed to increased effective tax rates.  The decrease in the effective tax rate was attributable to an increase in the relative portion of tax-exempt income to total income in the 2010 period.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2010 Compared With

Nine Months Ended September 30, 2009

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

(Per share amounts have been restated for the September 2010 3% stock dividend)

	Nine months Ended
	Sep 2010	Sep 2009	Change	% Change
Net Income	$16,704	$16,675	$29	0.2%
Diluted Earnings Per Share	$1.48	1.48	$0.00	0.0
Return on Average Assets	1.20%	1.29%	(0.09)%	(7.0)
Return on Average Equity	15.00%	16.77%	(1.77)%	(10.6)

Comparison of 2010 GAAP Earnings Measures to 2009 Adjusted Non-GAAP Earnings Measures:[1]

Net Income	$16,704	$14,884	$1,820	12.2%
Diluted Earnings Per Share	$1.48	$1.32	$0.16	12.1
Return on Average Assets	1.20%	1.15%	0.05%	4.3
Return on Average Equity	15.00%	14.97%	0.03%	0.2
[1] See “Use of Non-GAAP Financial Measures” on page 19.

Reconciliation of Non-GAAP to GAAP Financial Disclosures, as required by Regulation G:
	Net Income (in thousands)	Diluted Per Share Amount	Return on Average Assets	Return on Average Equity
Net Income and Related Ratios for the Nine months Ended September 30, 2009 (GAAP)	$16,675	$1.48	1.29%	16.77%
Adjustment: Net Gain on the Sale of our Merchant Bank Card Processing to TransFirst LLC ($2,966 pre-tax)	(1,791)	(.16)	(0.14)%	(1.80)%
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Nine months Ended September 30, 2009 (non-GAAP)	$14,884	$1.32	1.15%	14.97%

Net Income and Related Ratios for the Nine months Ended September 30, 2010 (non-GAAP)	$16,704	$1.48	1.20%	15.00%
Adjustment: None	---	---	---	---
Adjusted Net Income and Related Ratios for More Meaningful Comparison, for the Nine months Ended September 30, 2010	$16,704	$1.48	1.20%	15.00%

We reported earnings (net income) of $16.7 million for the first nine months of 2010, a virtually identical total to our earnings in the 2009 period.  Diluted earnings per share was the same for the two year-to-date periods, as well, at $1.48.  As discussed in the “Overview” section of this Report on page 24, our net income for the first nine months of 2009, determined in accordance with GAAP, included the gain we recognized on the sale of our merchant bank card processing to TransFirst, a non-recurring transaction which closed in that period (the “Transaction”).  Adjusting net income for the 2009 period to exclude income from this Transaction produces a non-GAAP measure, adjusted net income, as well as additional non-GAAP measures derived therefrom, i.e., adjusted diluted earnings per share, adjusted return on equity and adjusted return on assets for the 2009 period.  Under SEC rules, these non-GAAP measures, if provided in a filed report such as this report, must be accompanied by a reconciliation to the nearest comparable GAAP measure.  The table above presents these non-GAAP measures for the 2009 period, a reconciliation of these measures to the comparable GAAP measures for the period, and a comparison between these non-GAAP adjusted measures for the 2009 period and our GAAP measures for the 2010 period, that is, our net income, diluted earnings per share, return on average assets and return on average equity for the first nine months of 2010, prepared in accordance with GAAP.  We believe the inclusion of the non-GAAP measure for the 2009 period and the comparison between the 2010 period GAAP measures and the 2009 period non-GAAP measures is meaningful and helpful, because it better reveals the earnings from our fundamental line of business, the commercial banking business, and the trend from period to period in that business.  An increase in income in the 2010 period from the sales of securities and loans had a positive impact on income for that period compared to the earlier 2009 period, in which net gains from sales of securities and loans were substantially smaller.

The following narrative discusses the nine-month to nine-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Nine months Ended
	Sep 2010	Sep 2009	Change	% Change
Interest and Dividend Income	$66,871	$67,006	$ (135)	(0.2)%
Interest Expense	17,792	19,970	(2,178)	(10.9)
Net Interest Income	$49,079	$47,036	$2,043	4.3

Tax-Equivalent Adjustment	$2,545	$2,318	$227	9.8

Average Earning Assets (1)	$1,781,936	$1,657,111	$124,825	7.5
Average Interest-Bearing Liabilities	1,490,415	1,382,287	108,128	7.8

Yield on Earning Assets (1)	5.02%	5.41%	(0.39)%	(7.2)
Cost of Interest-Bearing Liabilities	1.60	1.93	(0.33)	(17.1)
Net Interest Spread	3.42	3.48	(0.06)	(1.7)
Net Interest Margin	3.68	3.79	(0.11)	(2.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.79% to 3.68% between the first nine months of 2009 and the first nine months of 2010.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 19, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  However, net interest income for the just completed period, on a taxable equivalent basis, increased $2.0 million, or 4.3%, from the first nine months of 2009, due principally to the fact that our increase in average earning assets between the two periods more than compensated for the decrease in our margin.  Specifically, average earning assets increased by $124.8 million, or 7.5%, between the periods, compared to the 11 basis point decrease in our net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $1.1 million and $1.3 million for the nine-month periods ended September 30, 2010 and 2009, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 35.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Nine months Ended
	Sep 2010	Sep 2009	Change	% Change
Income From Fiduciary Activities	$ 4,043	$ 3,737	$ 306	8.2%
Fees for Other Services to Customers	5,874	5,937	(63)	(1.1)
Insurance Commissions	2,157	1,822	335	18.4
Net Gains on Securities Transactions	1,496	329	1,167	354.7
Net Gain on Sale of Merchant Bank Card Processing	---	2,966	(2,966)	(100.0)
Income from Restitution Payment	---	450	(450)	(100.0)
Net Gains on the Sale of Loans	527	326	201	61.7
Other Operating Income	254	220	34	15.5
Total Noninterest Income	$14,351	$15,787	$(1,436)	(9.1)

Total noninterest income in the just completed nine-month period was $14.4 million, down by $1.4 million, or 9.1%, from total noninterest income of $15.8 million for the first nine months of 2009.  The primary reason for the $1.4 million decrease was that the 2009 total included a $2.97 million gain from the sale of our merchant bank card processing business in that period.  The 2010 period reflects significantly higher net gains on securities transactions and loan sales over the comparable 2009 period.

For the just completed 2010 period, income from fiduciary activities increased $306 thousand, or 8.2%, from the comparable 2009 period.  The increase reflected a recovery in the dollar amount of assets under administration, largely a result of the general rebound in the U.S. equity and debt markets between the periods. At period-end 2010, the market value of assets under trust administration and investment management amounted to $925.9 million, an increase of $89.5 million, or 10.7%, from period-end 2009.  A significant portion of our fiduciary fees are indexed to the market value of assets under administration.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $5.9 million for the first nine months of 2010, a decrease of $63 thousand, or 1.1%, from the 2009 first nine months total.  The decrease between the two periods in fees for other services to customers was in part the result of a modest decline in revenues derived from third-party mutual fund sales.  The decrease also reflected the fact that the total for the 2009 period included income from our merchant credit card processing business prior to our sale of that business at the end of the first quarter of 2009; no income from that business was earned by us in the first nine months of 2010 (see “Sale of Merchant Bank Card Processing to TransFirst,” in the Overview section, on page 26). Income from debit card transactions increased from $1.4 million for the first nine months of 2009 to $1.7 million for the first nine months of 2010.  See the discussion contained in the “Noninterest Income” section of the three month-to-three-month comparison, above, relating to recent changes in law and regulation affecting interchange fees and overdraft fees that may be charged by banks, and the likely impact of such charges on our future results of operations.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

The volume of our sales of loan originations decreased after the second quarter of 2009 until the third quarter of 2010, when we began once again to resell most of our newly originated residential real estate loan originations into the secondary market (i.e., to Freddie Mac).  See the discussion in the three month-to-three-month comparison, above, regarding our future resales of such loans.  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Nine months Ended
	Sep 2010	Sep 2009	Change	% Change
Salaries and Employee Benefits	$20,775	$19,920	$855	4.3%
Occupancy Expense of Premises, Net	2,641	2,616	25	1.0
Furniture and Equipment Expense	2,695	2,493	202	8.1
FDIC Special Assessment	---	787	(787)	(100.0)
FDIC and FICO Assessments	1,472	1,320	152	11.5
Amortization of Intangible Assets	205	247	(42)	(17.0)
Other Operating Expense	7,860	7,510	350	4.7
Total Noninterest Expense	$35,648	$34,893	$755	2.2

Efficiency Ratio	57.23%	55.44%	1.79%	3.2

Noninterest expense for the first nine months of 2010 was $35.6 million, an increase of $755 thousand, or 2.2%, over the expense for the first nine months of 2009.  The first nine months of 2009 included a one-time FDIC insurance special assessment of $787 thousand.  For the first nine months of 2010, our efficiency ratio was 57.23%.  This ratio, for which lower is better, is a non-GAAP financial measure that is commonly used in the banking industry to indicate a financial institution's operating efficiency.  See the discussion on page 19 of this Report under the heading “Use of Non-GAAP Financial Measures.”  Our efficiency ratio is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  The efficiency ratio used by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator (and thus produces a slightly higher number for most institutions).  Our efficiency ratio for the 2010 nine-month period compared favorably to the second quarter 2010 efficiency ratio of our peer group of 70.73%.

Salaries and employee benefits expense increased by $855 thousand, or 4.3%, from the first nine months of 2009 to the first nine months of 2010.  The increase was primarily in the area of salaries and was attributable to an increase of 8.4 full-time equivalent employees as well as to normal salary increases.  We added 9 staff in the acquisition of Loomis & LaPann on April 1, 2010.

Occupancy expense increased by only $25 thousand, or 1.0%, from the first nine months of 2009 to the first nine months of 2010.  The increase in furniture and equipment expense was 8.1% period over period, and was primarily attributable to data processing expenses.

Risk-based FDIC assessments have increased over the past two years in response to the current financial crisis.  We have continued to pay the lowest possible rate.

Other operating expense increased $350 thousand, or 4.7%, from the first nine months of 2009.  The increase was spread over a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine months Ended
	Sep 2010	Sep 2009	Change	% Change
Provision for Income Taxes	$7,408	$7,589	$(181)	(2.4)%
Effective Tax Rate	30.72%	31.28%	(.56)%	(1.8)

The provisions for federal and state income taxes amounted to $7.4 million and $7.6 million for the first nine months of 2010 and 2009, respectively.  The decrease in the effective tax rate was attributable to an increase in the relative portion of tax-exempt income to total income in the 2010 period.

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

Applying the simulation model analysis as of September 30, 2010, a 200 basis point increase in interest rates demonstrated a .79% decrease in net interest income over a 12-month period, and a 100 basis point decrease in interest rates produced a 1.74% decrease in net interest income over a comparable period.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

Except as set forth below, there have been no material changes from the Risk Factors described in Part 1 “Item 1A. Risk Factors” of the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The passage of The Dodd-Frank Act and related regulations could negatively impact the company’s business, financial condition, liquidity and results of operations.

On July 21, 2010, the Dodd-Frank Act, sweeping financial regulatory reform legislation, was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including the following provisions:

Minimum Leverage and Capital Requirements. Federal banking agencies are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for all insured depository institutions and bank holding companies, including Arrow and its subsidiary banks, which can be no less than the currently applicable leverage and risk-based capital requirements for depository institutions.

Interchange Fees.  Give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Interest on Demand Deposits.  Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Creation of New Consumer Protection Bureau. Creates a new Bureau of Consumer Financial Protection within the Federal Reserve with broad powers to supervise and enforce consumer protection laws. The Bureau of Consumer Financial Protection will have broad rule-making authority for a wide range of consumer protection laws that apply to all insured depository institutions. The Bureau of Consumer Financial Protection has examination and enforcement authority over all depository institutions with more than $10 billion in assets. Depository institutions with $10 billion or less in assets, such as the Company and its subsidiaries, will be examined by their applicable bank regulators.

FDIC Insurance. Makes permanent the $250 thousand limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

Corporate Governance.  Subjects all financial institutions, along with public companies, to corporate governance revisions, including with regard to executive compensation and proxy access by shareholders.

Many provisions of the Dodd-Frank Act are subject to additional regulation and rulemaking before implementation. In addition, the Act requires multiple studies which could result in additional legislative action. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations and rules may adversely impact the Company. However, compliance with the Dodd-Frank Act may increase our costs, cause us to modify our strategies and business operations, and increase our capital requirements, any of which may have a material adverse impact on our financial condition.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 1, 2010, in connection with Arrow’s acquisition of Loomis & LaPann, Inc., a property and casualty insurance agency (“Loomis”), Arrow issued an aggregate of 26,296 shares of its common stock to the former Loomis shareholders, in exchange for all of the issued and outstanding common stock of Loomis.  An additional 731 shares of Arrow common stock were issued to the former Loomis shareholders on May 27, 2010 in connection with a balance sheet adjustment to the purchase price provided for in the acquisition agreement.  The acquisition agreement also contains a provision under which Arrow would pay to the Loomis shareholders, over the three-year period following closing, additional consideration solely in the form of additional shares of Arrow's common stock, depending on the financial performance and other results of Loomis during such period. All shares issued in connection with the acquisition have been and will be issued without registration under the Securities Act of 1933, as amended (the “1933 Act”), in reliance upon the exemption from such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption is available because the acquirer (Arrow) is a New York corporation, the former shareholders of Loomis were New York residents, and the acquired company (Loomis), was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table (restated for the September 2010 3% stock dividend) presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2010:

Third Quarter 2010 Calendar Month	(A) Total Number of Shares Purchased1	(B) Average Price Paid Per Share1	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs2	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs3
July	21,389	$22.50	20,600	$3,455,163
August	17,579	22.37	15,450	3,110,716
September	16,640	23.50	10,300	2,871,016
Total	55,608	22.76	46,350

Issuer Purchases of Equity Securities, continued

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased by Arrow under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP (who is independent of the issuer) and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  July – DRIP purchases (789 shares); August – DRIP purchases (2,129 shares); September – DRIP purchases – (6,340 shares).

2Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which during the third quarter of 2010 was the $5 million stock repurchase program authorized by the Board if Directors in April 2010 (the “2010 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: November 5, 2010	s/ Thomas L. Hoy
Thomas L. Hoy, President,
Chief Executive Officer and Chairman of the Board

Date: November 5, 2010	s/ Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

1