Form 10-K
period 2010-12-31
ARROW FINANCIAL CORP
filed 2011-03-10
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes x No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $254,147,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock.
Class			Outstanding as of February 17, 2011
Common Stock, par value $1.00 per share			11,248,587
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2011 (Part III)

4294967295

ARROW FINANCIAL CORPORATION

FORM 10-K – TABLE OF CONTENTS

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2011.

0

NOTE ON TERMINOLOGY

In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), Loomis & LaPann, Inc. (a property and casualty insurance agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc., a real estate investment trust (REIT).

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 296 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2010, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 15 and 16 of this Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	10	2nd and 6th paragraph in Section D
Estimation of potential losses related to Visa litigation	Part II, Item 7.A.	24	2nd paragraph
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	27	Last paragraph
	Part II, Item 7.B.1	28	2nd paragraph
	Part II, Item 7.C.II.a.	36	Last paragraph under “Indirect Loans”
	Part II, Item 7.C.II.a.	37	2nd and 4th paragraph under table
	Part II, Item 7.C.IV.	41	1st paragraph
	Part II, Item 7A.	45	Last three paragraphs
Expected Noninterest Income	Part II, Item 7.B.III.	30	Last paragraph
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	29	1st paragraphs under “II. Provision For Loan Losses and Allowance For Loan Losses”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	35	1st paragraph under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	42	2nd to last paragraph in Section D “Liquidity”
Dividend Capacity	Part I, Item 1.C.	7	4th to last paragraph under Section C “Supervision and Regulation”
	Part II, Item 7.E.	43	Next to last paragraph in Section E
Pension Plan	Part II, Item 8	73	Next to last paragraph
		77	Paragraph in “Cash Flows”
Commitments to Extend Credit	Part II, Item 8	80	3rd to last paragraph
		81	1st paragraph

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

(d)

significant new banking laws and regulations, as are presently anticipated or, as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank);

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets includes many items, but is essentially represented by goodwill for Arrow.

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share, return on average assets, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing therefrom the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

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

PART I

Item 1.  Business

A. GENERAL

Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns (directly or indirectly) two nationally chartered banks in New York (Glens Falls National and Saratoga National), a health and life insurance agency (Capital Financial Group, Inc.), a property and casualty insurance agency (Loomis and Lapann, Inc.), a registered investment adviser that advises our proprietary mutual funds (North Country Investment Advisers, Inc.), a Real Estate Investment Trust (Arrow Properties, Inc.) and four other non-bank subsidiaries whose operations are insignificant.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,641,129	$295,063
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$936,761	$47,633
Date Organized	1851	1988
Employees (full-time equivalent)	439	42
Offices	29	6
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks.  There were 481 full-time equivalent employees at December 31, 2010.

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

In April 2010, we acquired all the outstanding shares of Loomis & LaPann, Inc. (Loomis), a property and casualty insurance agency.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for Loomis’ common stock.  Loomis’ two principal officers and staff continued with Loomis after the acquisition.  Including the present value of expected contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($514 thousand) and portfolio expirations ($126 thousand).   The value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 27,027 shares of Arrow’s common stock at the closing.  The agreement also provided for the possibility of annual contingent post-closing payments, also payable in the form of Arrow common stock, based upon earnings of Loomis, adjusted as provided in the agreement, and satisfaction of certain other requirements over the three-year period following the closing.  Maximum contingent payments are capped at $330 thousand of common stock.

In July 2008, we acquired the key operating assets, including the trade name from U.S. Benefits, Inc., a provider of administrative and recordkeeping services for more complex retirement plans.  This acquisition allows the Company to offer enhanced and broadened services to retirement plan clients and will complement the fiduciary services currently offered by the Company through its trust administrative and investment management activities.

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

In November 2004, we acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. (“CFG”), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products.  The acquisition was structured as a tax-free exchange of Arrow’s common stock for CFG’s common stock.  CFG’s president and staff continued with CFG after the acquisition.  As adjusted for cumulative contingent payments, we recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($1.735 million), covenant not to compete ($117 thousand) and portfolio expirations ($686 thousand).   The value of the covenant is being amortized over five years and the value of the expirations is being amortized over twenty years.  Under the acquisition agreement, we issued 70,688 shares of Arrow’s common stock at the closing.  The agreement also provided for annual contingent post-closing payments of Arrow common stock, based upon earnings of CFG, adjusted as provided in the agreement, over the five-year period following the closing.  These contingent payments were recorded as additional goodwill at the time of payment.  Total contingent payments, for the now completed five-year period, amounted to $898 thousand (36,174 shares).

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

In addition to sales of loans into the secondary market, we have periodically securitized some of the mortgage loans in our portfolio.  In the securitized transactions, we have sold mortgage loans into a newly-formed trust and concurrently have purchased an equivalent amount of mortgage-backed securities issued by the trust that are guaranteed by Freddie Mac, with the sold loans representing the underlying collateral for the trust securities.  We have no contingent liability to unrelated parties under these securitization arrangements.  At December 31, 2010, the balance of these securitized loans remaining in our securities portfolio was approximately $1.5 million.  In addition to interest earned on loans, we receive facility fees for various types of commercial and industrial credits, and commitment fees for extensions of letters of credit and certain types of loans.

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

We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” mortgage loans.  During 2010, we did not foreclose on any loans held in our own portfolio nor did we foreclose on any loans that we sold and serviced for Freddie Mac.

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

As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed, and the President signed, Dodd-Frank on July 21, 2010.  In addition to making other significant legal and regulatory reforms, Dodd-Frank established a new regulatory body known as the Bureau of Consumer Financial Protection (the Bureau), which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection,  some of which likely will significantly restrain banks’ profitability.  Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements and may be much more onerous.  Dodd-Frank also provided that any new issuances of trust preferred securities by bank holding companies under $15 billion in assets will no longer qualify as Tier 1 capital.  Dodd-Frank is discussed further in the following section regarding Recent Legislative Developments.

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

Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as “well-capitalized.”  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2010 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 14 “Regulatory Matters” to the consolidated financial statements under Part II, Item 8 of this Report.

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

In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization.  If the leverage ratio (Tier 1 risk-adjusted capital ratio) of a bank falls below 2%, the bank may be closed and placed in receivership, with the FDIC as receiver.

D. RECENT LEGISLATIVE DEVELOPMENTS

Health Care Reform

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

Dodd-Frank

Dodd-Frank, enacted in July 2010, includes many provisions, including:

•

New powers for the Board of Governors of the Federal Reserve:

o

Monitor the systemic safety of the financial system and to take proactive steps to reduce or eliminate such threats.

o

Impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion (Large BHCs) and systemically significant nonbank financial companies supervised by the Fed (Significant Nonbanks) to limit the risk they might pose for the economy and to other large interconnected companies.

o

Take direct control of troubled financial companies that are considered systemically significant.

o

The Fed is given new authority to impose heightened prudential requirements on Large BHC and Significant Nonbanks, including heightened capital and liquidity requirements and other requirements such as a self-designed resolution plan.

•

Provides powers for the newly created Consumer Protection Bureau, mentioned earlier:

o

Although the Bureau will be required to consider the potential benefits and costs for financial institutions and consumers of a proposed regulation and to consider and address any objections from other Federal regulators, the Bureau’s Oversight Council will not have authority to set aside a Bureau regulation except in very limited circumstances.

o

The Bureau will have broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior may be very broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the fact that State Attorneys General are authorized to enforce Federal consumer laws transferred to the Bureau and any rules issued by the Bureau as well.

o

The Bureau will have authority to supervise, examine, and take enforcement action with respect to (i) depository institutions with more than $10 billion in assets and (ii) nonbank mortgage industry participants and other Bureau designated nonbank providers of consumer financial services.

o

The Bureau will write and issue new consumer protection rules but the prudential regulatory agencies have primary examination and enforcement authority for depository institutions with $10 billion or less in assets.  However, the  Bureau has the right to include its examiners on a "sampling" basis in examinations conducted by the prudential regulators and is authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents.

o

The Act undermines current Federal preemption standards for national banks and Federal thrifts.  Specifically, it increases the potential for State intervention in the operations of federally chartered depository institutions by creating new procedural hurdles to preemption determinations while also potentially narrowing the circumstances in which preemption would apply.  Moreover, the Act provides statutory authority for State law enforcement authorities with respect to federally chartered depository institutions.

•

A new process is established for Federal authorities to place bank holding companies and significant nonbanks into an FDIC-operated receivership structure similar to the one in place for banks under the Federal Deposit Insurance Act. This is intended to give Federal authorities the power to act quickly to respond to potential liquidity or other crises of confidence involving non-depository institutions.

•

Establishes the equivalent of a prompt corrective action program for large bank holding companies.

•

Directs Federal bank regulators to develop specific capital requirements for holding companies and depository institutions that address activities that pose risk to the financial system, such as significant activities in higher risk areas, or concentrations in assets whose reported values are based on models.

•

Enhances the authority of the Fed to examine non-bank subsidiaries, such as mortgage affiliates, and also gives other bank regulators the opportunity to examine and take enforcement action against such entities.

•

Eliminates the Office of Thrift Supervision and reallocates savings and loan holding company supervision to the Fed; Federal savings institution supervision to the OCC; and State savings institution supervision to FDIC.  However, the thrift charter is preserved and new charters may be issued by the OCC.

•

Establishes a statutory source of strength requirement for both bank and savings and loan holding companies.

•

The Volcker Rule prohibits banks and their affiliates from engaging in proprietary trading, subject to exceptions for certain types of assets and certain categories of transactions.  Under the Volcker Rule, banks and their affiliates face strict limits on investment in, and sponsoring of, hedge funds and private equity funds.  Sponsorship and investment in such funds will be subject to certain conditions and with ultimate investment limited to 3 percent of any single fund and an aggregate investment in all funds not to exceed 3 percent of the entity's Tier 1 capital.  Existing relationships with funds that are not in conformance with Volcker Rule requirements will be have to be divested.

•

Banks that receive Federal assistance (a broadly defined term) will be required to push out certain swaps activities to affiliates.

•

The coverage of Section 23A of the Federal Reserve Act is expanded to take account of the credit exposure related to additional transactions, including derivatives transactions, along with other additional restrictions under Section 23A.

•

The Act places new restrictions on acquisitions that would result in a financial company controlling more than 10 percent of the consolidated aggregate liabilities of all financial companies.

•

Requires mortgage originators to act in the best interests of a consumer and seeks to ensure that a consumer will have the capacity to repay a loan that the consumer enters into.

•

Mandates comprehensive additional residential mortgage loan related disclosures.

•

Requires mortgage loan securitizers to retain a certain amount of risk (as established by the regulatory agencies).  However, mortgages that conform to the new regulatory standards as "qualified residential mortgages" will not be subject to risk retention requirements.

Implementation of the Act will require dozens of new mandatory and discretionary rulemakings by numerous Federal regulatory agencies over the next several years.  As a result, bank holding companies are likely to be faced with thousands of new pages of regulations not to mention increased litigation risk.  In addition, while most of the provisions contained in Dodd-Frank are effective immediately upon enactment, many have delayed effective dates.

Earlier Federal Laws Responding to Financial Crisis.   Federal laws enacted in 2008 addressing the financial crisis included EESA and ARRA, and related governmental programs, such as the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the U.S. Treasury’s Capital Purchase Program (CPP), a component of TARP.  In late 2008, the FDIC adopted the TLGP to boost consumer confidence in funds deposited with insured institutions.  The TLGP allowed insured institutions to participate in two areas of additional insurance: (1) full coverage of noninterest-bearing accounts through December 31, 2009 (later extended to run through December 31, 2010) at a cost of an additional 10 cents per $100 of additional insured deposits, and (2) a guarantee of certain newly-issued unsecured short-term senior debt issued by a bank holding company or bank on or before June 30, 2009, at a cost ranging from 50 to 100 basis points.  We elected to participate in both components of the TLGP, but did not issue any FDIC-guaranteed unsecured short-term debt before expiration of the program.  The cost for the additional deposit insurance was $18 thousand for 2009.  We opted out of this program when it was extended in 2010.

Arrow was preliminarily approved by the U.S. Treasury Department to participate in the CPP program (part of TARP).  However, in January 2009, we announced that we would not participate in the CPP due to our strong financial and liquidity positions.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, page 19.  Under the CPP, the U.S. Treasury purchased preferred stock in participating publicly traded financial institutions.  The dividend rate on the stock was 5%, increasing to 9% in year 6 and later years.  The purchase also included the issuance of stock warrants at 15% of the amount of the investment.

Dodd-Frank, the EESA, the ARRA, and the related governmental programs include a variety of initiatives that could have a significant impact on the banking industry and on Arrow; however, the actual impact that these new laws and programs will have on the financial markets, the financial services industry and Arrow cannot be determined at this time.  In addition, various other federal bills that would significantly affect banks have been introduced in Congress.  We cannot estimate the likelihood of any currently proposed banking bills being enacted into law, or the ultimate effect that any such potential legislation, if enacted, would have upon our financial condition or operations.

New Federal Banking Laws 1999-2005.  The Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 became effective October 17, 2005. The Act addressed many areas of bankruptcy practice, including consumer bankruptcy, general and small business bankruptcy, treatment of tax claims in bankruptcy, ancillary and cross-border cases, financial contract protection amendments to Chapter 12 governing family farmer reorganization, and special protection for patients of a health care business filing for bankruptcy.  This Act did not have a significant impact on our earnings or on our efforts to recover collateral on secured loans.  In January of 2008, Congress began to consider a bill that would give bankruptcy judges the power to alter rates, terms, balances and maturities of home mortgage loans.

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

In the wake of the Sarbanes-Oxley Act, the nation’s stock exchanges, including the exchange on which Arrow’s stock is listed, the National Association of Securities Dealers, Inc. (“NASD”) promulgated a wide array of governance standards that must be followed by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  We have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the amended NASD listing requirements, although we have always relied on a Board of Directors a majority of whose members are independent and independent Board committees to make important decisions regarding the Company.

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

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which permitted bank holding companies to engage in a wider range of financial activities.  For example, under GLBA bank holding companies may underwrite all types of insurance and annuity products and all types of securities products and mutual funds, and may engage in merchant banking activities.  Bank holding companies that wish to engage in these or other financial activities generally must do so through separate “financial” subsidiaries and may themselves be required to register (and qualify to register) as so-called “financial holding companies.”  A bank holding company that does not register as a financial holding company remains a bank holding company subject to substantially the same regulatory restrictions and permitted activities as applied to bank holding companies prior to GLBA (See Item I.C., “Supervision and Regulation,” above).  We have not elected to become a “financial holding company”.  Also under GLBA, financial institutions have become subject to stringent customer privacy regulations, in addition to the privacy provisions under the Fair Credit Reporting Act Amendment of 2003.

Recent Changes in Deposit Insurance Laws and Regulations. The FDIC collects both insurance premiums on insured deposits and an assessment for the Financing Corporation (FICO) bonds.

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

In 2008, in response to the level of claims against the Bank Insurance Fund, the FDIC announced that it would raise the lowest rate from 5 cents to 12 cents per $100 of assessable deposits beginning with the first quarter of 2008, which remained in effect throughout 2008 and 2009.  In addition, beginning with the second quarter of 2009, the FDIC added four new factors to the assessment rate calculation, including factors for brokered deposits, secured liabilities and unsecured liabilities (see Note 18 to the consolidated financial statements).

In 2009 the FDIC imposed a special assessment on all insured institutions, including our banks, at .05% of total assets as adjusted for Tier 1 capital.  We charged $787 thousand to earnings in the second quarter of 2009 for this assessment, which was paid on September 30, 2009.  In the fourth quarter of 2009, the FDIC collected prepaid assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Based on the current rate of 12 cents per $100 in 2009 and 2010 and 15 cents per $100 for 2011 and 2012, our prepaid assessment amounted to $6.8 million.  The expense will be ratably recorded over the respective periods as directed by the FDIC.  Amounts expenses for FDIC insurance and the FICO assessment are included in the table of other expenses in Note 18 to the consolidated financial statements.

In February of 2011, the FDIC finalized the new assessment system to take effect in the second quarter of 2011.  The final rule changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund.  The changes will go into effect beginning with the second quarter and will be payable at the end of September.  The rule (as mandated by Dodd-Frank) finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent.  Also as mandated by Dodd-Frank, the rule changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity.  We expect that the new assessment system will result in lowering our FDIC insurance assessments in 2011.

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

F. COMPETITION

We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in mortgage lending from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established by the very large and growing government supported entities “Fannie Mae” and “Freddie Mac,” who purchase and/or guarantee a very substantial dollar amount and number of mortgage loans, which in 2010 accounted for a large majority of the total amount of mortgage loans extended in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market and mutual funds and credit card companies offer substantive equivalents of the various other types of loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas L. Hoy	62	Chairman, President and Chief Executive Officer since 2004. Prior to 2004, Mr. Hoy served as President and Chief Executive Officer. Mr. Hoy has been with the company since 1974.
Terry R. Goodemote	47

Senior Vice President, Treasurer and Chief Financial Officer and as the Executive Vice President, Treasurer and Chief Financial Officer of Glens Falls National Bank and Trust Company (“GFNB”) since 2008. Mr. Goodemote was first appointed Chief Financial Officer and Treasurer of the Company and GFNB on January 1, 2007. Prior to becoming Chief Financial Officer, Mr. Goodemote served as Senior Vice President and Head of the Accounting Division of GFNB. Mr. Goodemote started with the Company in 1992.

David S. DeMarco	49

Senior Vice President since May 1, 2009. Mr. DeMarco also serves as our Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

Thomas J. Murphy	52

Vice President & Corporate Secretary since May 1, 2009. Prior to that, Mr. Murphy was the Assistant Corporate Secretary of the Company beginning in 2008. Mr. Murphy also serves as Senior Vice President (2008) and Senior Trust Officer (2010), Corporate Secretary (2009), Cashier (2009) and Manager of the Personal Trust Department (2004) of GFNB. Mr. Murphy started with the Company in 2004.

Raymond F. O’Conor	55

Senior Vice President since May 1, 2009. Mr. O’Conor also serves as the Chairman, President and Chief Executive Officer of Saratoga National Bank and Trust Company (“SNB”) since April 2007. Prior to that, Mr. O’Conor was President and Chief Executive Officer of SNB since January 1, 1996. Mr. O’Conor started with the Company in 1985.

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

If economic conditions, already weak, should worsen and the U.S. experiences a prolonged economic slump, the company’s allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors.

If the economy in our geographic market area, northeastern region of New York State, should deteriorate or enter into a prolonged state of recession, this may have an additional adverse impact on our loan portfolio.  If the quality of our portfolio should weaken due to this impact, our allowance for loan losses may not be adequate to cover actual loan losses, and future enhanced provisions for loan losses could materially and adversely affect financial results.  Moreover, loan portfolio difficulties often accompany difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.

A sustained and/or significant increase in domestic interest rates could negatively affect the company’s net interest income.  An institution’s net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two.  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company’s balance sheet is affected by fluctuations in interest rates.  Recently, long-term interest rates have begun to rise, and many commentators believe that the Federal Reserve and other central banks will begin to increase short-term rates within the next 12 months or soon thereafter.  Together, these developments (i.e., a rising rate environment) may negatively affect banks’ profitability.  See the discussion under “Changes in Net Interest Income Due to Rate,” on page 27 of this Report.

If economic conditions worsen significantly and the U.S. financial markets should suffer another downturn, the company may experience limited access to credit markets.  As discussed under Part I, Item 7.D. “Liquidity,” the company has relationships with various third parties to provide overnight and longer-term credit arrangements.  As these third parties themselves have difficulty in accessing their own credit markets then we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.

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

If securities prices should significantly decline in upcoming periods (a “double dip” recession), we likely will experience a reduction in income from fiduciary activities.  The most significant portion of the income we earn from managing assets in our fiduciary capacity is tied to the market value of those assets, i.e., investment securities.

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.  Our success depends upon the growth in business activity, income levels and deposits in our geographic market area.  Unpredictable and unfavorable economic conditions unique to our market area may have an adverse effect on the quality of our loan portfolio and financial performance.  As a community bank, we are less able than our larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area.  Moreover, we cannot give any assurances that we will benefit from any unique and favorable economic conditions in our market area, even if they do occur.

Current levels of market volatility.  The market for certain investment securities, including mortgage-backed securities, has been highly volatile or inactive, and may not stabilize or resume in the near future.  This volatility can result in significant fluctuation in the prices of those securities, some of which we hold in our investment portfolio, which could affect the results of our operations.

Changes in accounting standards may materially impact the company’s financial statements.  From time-to-time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements.  Specifically, changes in the fair value of our financial assets could have a significant negative impact on our asset portfolios and indirectly on our capital levels.

The Company’s business could suffer if it loses key personnel unexpectedly or fails to provide for an orderly management succession.  Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service, and to arrange for an orderly succession of other, equally skilled personnel.  Competition for the best people in our business can be intense.  While our Board of Directors actively reviews succession plans, any sudden unexpected change at the senior management level may adversely affect our business.

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

The company’s stock price may begin to reflect market volatility more closely than it has in the past.  Our stock price can fluctuate widely in response to a variety of factors, including:  actual or anticipated variations in our operating results; recommendations by securities analysts; significant acquisitions or business combinations; operating and stock price performance of other companies that investors deem comparable to us; new technology used or services offered by our competitors; news reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations.  Many of these factors that may adversely affect our stock price are less reflective of our particular condition or operating results than general market fluctuations, industry-wide factors or general economic or political conditions and events, including terrorist attacks, economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations.

We may be adversely affected by new and enhanced government regulation.  Even before the recent financial crisis and regulatory changes to law and regulation, we were subject to extensive federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors’ funds and the federal deposit insurance funds, not the company’s stockholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our operations and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations.  On top of the preexisting regulatory structure, the recent changes in governing law, regulations and regulatory practices could impose additional costs on us or adversely affect our ability to obtain deposits or make loans and thereby hurt our revenues and profitability.  Many provisions of the Dodd-Frank are subject to additional regulation and rulemaking before implementation. In addition, Dodd-Frank requires multiple studies which could result in additional legislative action. At this time, it is difficult to predict the extent to which the Dodd-Frank or the resulting regulations and rules may adversely impact the Company.  However, compliance with the Dodd-Frank may increase our costs, cause us to modify our strategies and business operations, and increase our capital requirements, any of which may have a material adverse impact on our financial condition.

Item 1.B.  Unresolved Staff Comments - None

Item 2.  Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National, our principal subsidiary.  We own twenty-eight branch banking offices and lease seven others at market rates.  We own two offices for our insurance operations.

In the opinion of management, the physical properties of our holding company and our subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 1, 5 and 20 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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

Item 4.  Removed and Reserved

PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

    Securities

The common stock of Arrow Financial Corporation is traded on the Global Select Market of the NASDAQ Stock MarketR under the symbol AROW.

The high and low prices listed below represent actual sales transactions, as reported by NASDAQ.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 29, 2010, we distributed a 3% stock dividend on our outstanding shares of common stock.

	2010			2009
	Sales Price		Cash Dividends	Sales Price		Cash Dividends
	Low	High	Declared	Low	High	Declared
First Quarter	$23.04	$26.90	$.243	$18.38	$24.50	$.236
Second Quarter	22.36	28.49	.243	21.70	26.11	.236
Third Quarter	21.29	25.32	.243	23.96	28.87	.236
Fourth Quarter	24.00	28.51	.250	23.36	26.96	.243

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.

There were approximately 6,502 holders of record of Arrow’s common stock at December 31, 2010. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information

The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2010.  These equity compensation plans were our 2008 Long-Term Incentive Plan ("Stock Plan"), our 2000 Employee Stock Purchase Plan ("ESPP") and our Directors' Stock Plan.  Consistent with applicable law and regulation, the Stock Plan was approved by Arrow's shareholders, while the ESPP and the Directors' Stock Plan were not shareholder approved when they were initially adopted, in 2000 and 1999, respectively.  However, shareholders approved the Directors’ Stock Plan at their 2008 annual meeting when the plan was amended to add shares.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	466,944 (1)	$22.75	200,175 (2)
Equity Compensation Plans Not Approved by Security Holders	0	0	533,251 (3)
Total	466,944	$22.75	733,426

(1) Includes 466,944 shares of common stock issuable pursuant to outstanding stock options granted under the Stock Plan and predecessor stock plans.

(2) Includes 182,113 shares of common stock issuable under the Stock Plan and 18,062 shares of common stock available for future issuance under the Directors’ Stock Plan.

(3) All 533,251 shares of common stock are available for future issuance under the ESPP.

Description of Non-Stockholder Approved Plans.

Officer and Employee Stock Purchase Plan.  The 2000 Employee Stock Purchase Plan was initially adopted by the Board of Directors in 2000.  Under the plan, eligible participants (currently directors, regional advisory directors, officers, regular full-time employees and certain retirees) are permitted to acquire shares of common stock at a price that represents a small discount from the current market price of the stock by authorizing regular withholding from their paychecks or, in the case of directors or retirees, regular withdrawals from their bank deposit accounts.  Participants may also purchase shares on an ad hoc basis through optional cash contributions.  The discount on shares acquired through regular withholdings or withdrawals is 5% (maximum allowable discount under the plan is 15%).  The discounted price only applies to the first $1,000 of a participant's monthly contribution; after that threshold is reached, participants may purchase additional shares of shares at 100% of market price not to exceed $1,000 per month.  The total number of shares originally authorized for purchase under the plan, as adjusted, was 822,777 shares.  There are maximum and minimum levels for participant contributions and levels of the discount, which the Board of Directors may change from time to time.  All shares purchased under the plan are acquired directly from the Company.

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The historical information set forth below may not be indicative of the future results. The first graph presents the five-year period from December 31, 2005 to December 31, 2010 and the second graph presents the ten-year period from December 31, 2000 to December 31, 2010.

	TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Arrow Financial Corporation	100.00	101.17	94.41	114.99	122.41	144.40
Russell 2000 Index	100.00	118.35	116.52	77.14	98.11	124.45
NASDAQ Banks Index	100.00	112.23	88.95	64.86	54.35	64.28
Zacks $1B - $5B Bank Assets Index	100.00	113.62	84.13	69.61	55.26	64.37

Source:  Zacks Investment Research, Inc., Chicago, IL. Copyright 2011. All rights reserved. Used with permission.

Comparison of 10 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2010
400
350
300
250
200
150
100
50
0
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks

	TOTAL RETURN PERFORMANCE
	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Arrow Financial Corporation	100.00	163.78	187.23	218.22	258.58	232.48	235.20	219.48	267.33	284.58	335.70
Russell 2000 Index	100.00	102.49	81.50	120.01	142.00	148.48	175.72	173.00	114.54	145.67	184.78
NASDAQ Banks Index	100.00	108.26	110.82	142.56	163.17	159.39	178.89	141.79	103.39	86.63	102.47
Zacks $1B - $5B Bank Assets Index	100.00	122.14	142.93	193.02	230.11	223.88	254.38	188.36	155.86	123.73	144.12

Source: Zacks Investment Research, Inc., Chicago, IL. Copyright 2011.  All rights reserved. Used with permission.

The preceding stock performance graphs shall not be deemed incorporated by reference by virtue of any general statement incorporating by reference this Report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed as part of such other filings.

Unregistered Sales of Equity Securities

In connection with Arrow’s acquisition in 2010 of Loomis & LaPann, Inc. (Loomis), an insurance agency specializing in the sale of property and casualty insurance policies, Arrow issued 27,027 shares, as adjusted, of its common stock to the former two stockholders of Loomis, in exchange for all of the issued and outstanding shares of Loomis.  The terms of the acquisition included a provision under which Arrow would also pay to the two stockholders, over the 3-year period following closing, additional consideration solely in the form of additional shares of Arrow’s common stock, depending on the financial performance and other results of Loomis as a subsidiary of Arrow during such period.  The maximum potential value of Arrow stock to be issued under this provision is $330 thousand over the three-year period.  All shares issued to the Loomis stockholders at the original closing and to be issued in post-closing adjustments are issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because the two stockholders were New York residents and Loomis was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities

The following table presents information about repurchases by us during the three months ended December 31, 2010 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	12,615	$25.84	---	$2,871,016
November	19,423	25.59	10,000	2,627,916
December	5,564	27.84	---	2,627,916
Total	37,602	26.00	10,000

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the “DRIP”) by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October 2010 - DRIP purchases (3,818 shares), stock options (8,797 shares); November 2010 – DRIP purchases (2,739 shares), stock options (6,684 shares); December 2010 – DRIP purchases (1,994 shares), stock options (3,570 shares).  DRIP purchases do not reflect so-called “netting” transactions, that is, purchases effected within the DRIP itself by the DRIP administrator consisting of monthly acquisitions of shares on behalf of purchasing participants who are investing funds in the plan from selling participants who are withdrawing funds from the plan.

2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs, but does not include shares purchased or subject to purchase under the DRIP or shares surrendered to Arrow upon exercise of options granted under any compensatory stock plans.  Our only current publicly-announced stock repurchase program is the program approved by the Board of Directors and announced in April 2010 under which the Board authorized a twelve-month maximum cumulative purchase of $5 million in stock.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA

Arrow Financial Corporation and Subsidiaries

(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2010	2009	2008	2007	2006
Interest and Dividend Income	$84,972	$86,857	$89,508	$86,577	$80,611
Interest Expense	23,695	26,492	32,277	40,283	34,743
Net Interest Income	61,277	60,365	57,231	46,294	45,868
Provision for Loan Losses	1,302	1,783	1,671	513	826
Net Interest Income After Provision for Loan Losses	59,975	58,582	55,560	45,781	45,042
Noninterest Income	17,582	19,235	15,886	16,288	15,883
Net Gains (Losses) on Securities Transactions	1,507	357	383	---	(102)
Noninterest Expense	47,418	46,592	42,393	37,930	36,807
Income Before Provision for Income Taxes	31,646	31,582	29,436	24,139	24,016
Provision for Income Taxes	9,754	9,790	8,999	6,807	7,124
Net Income	$21,892	$21,792	$20,437	$17,332	$16,892

Per Common Share: [1]
Basic Earnings	$ 1.94	$ 1.94	$ 1.82	$ 1.52	$ 1.46
Diluted Earnings	1.94	1.93	1.81	1.51	1.44

Per Common Share: [1]
Cash Dividends	$ .98	$ .95	$ .92	$ .89	$ .86
Book Value	13.53	12.52	11.24	10.84	10.21
Tangible Book Value [2]	12.00	11.04	9.78	9.37	8.75

Consolidated Year-End Balance Sheet Data:
Total Assets	$1,908,336	$1,841,627	$1,665,086	$1,584,846	$1,520,217
Securities Available-for-Sale	517,364	437,706	315,414	328,496	307,902
Securities Held-to-Maturity	159,938	168,931	133,976	114,611	108,498
Loans	1,145,508	1,112,150	1,109,812	1,038,844	1,008,999
Nonperforming Assets	4,945	4,772	4,971	2,336	3,169
Deposits	1,534,004	1,443,566	1,275,063	1,204,200	1,186,397
Federal Home Loan Bank Advances	130,000	140,000	160,000	160,000	125,000
Other Borrowed Funds	73,214	93,908	79,956	73,719	68,324
Stockholders’ Equity	152,259	140,818	125,802	122,256	118,130

Selected Key Ratios:
Return on Average Assets	1.16%	1.24%	1.24%	1.11%	1.11%
Return on Average Equity	14.56	16.16	16.26	14.68	14.38
Dividend Payout [3]	50.52	49.22	50.83	58.28	59.72

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent September

    2010 3% stock dividend.

2Tangible book value excludes goodwill and other intangible assets from total equity.

3Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table presents selected quarterly information for the fourth quarter of 2010 and the preceding four quarters:

Selected Quarterly Information:

(Dollars In Thousands, Except Per Share Amounts)

(Share and per share amounts have been adjusted for the September 2010 3% stock dividend.)

	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Net Income	$5,188	$5,575	$5,714	$5,415	$5,117

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) (see page 23)	$---	$---	$ ---	$ ---	$(227)
Net Securities Gains	7	373	530	---	17
Net Gains on Sales of Loans	299	285	21	13	56

Period End Shares Outstanding	11,256	11,234	11,300	11,277	11,245
Basic Average Shares Outstanding	11,239	11,257	11,307	11,260	11,238
Diluted Average Shares Outstanding	11,292	11,260	11,344	11,301	11,288
Basic Earnings Per Share	$.46	$.50	$.51	$.48	$.46
Diluted Earnings Per Share	.46	.50	.50	.48	.45
Cash Dividends Per Share	.25	.24	.24	.24	.24

Average Assets	$1,970,085	$1,880,099	$1,873,690	$1,844,173	$1,856,176
Average Equity	154,677	153,653	149,026	144,001	140,786
Return on Average Assets	1.04%	1.18%	1.22%	1.19%	1.09%
Return on Average Equity	13.31	14.39	15.38	15.25	14.42

Average Earning Assets	$1,884,402	$1,792,421	$1,790,572	$1,762,490	$1,781,464
Average Paying Liabilities	1,579,765	1,485,639	1,502,052	1,483,532	1,492,326
Interest Income, Tax-Equivalent [1]	21,554	21,829	22,530	22,512	23,032
Interest Expense	5,903	5,829	6,023	5,940	6,522
Net Interest Income, Tax-Equivalent [1]	15,651	16,000	16,507	16,572	16,510
Tax-Equivalent Adjustment	908	832	852	861	863
Net Interest Margin [1]	3.30%	3.54%	3.70%	3.81%	3.68%
Efficiency Ratio Calculation:[1]
Noninterest Expense	$11,770	$12,106	$12,002	$11,540	$11,699
Less: Intangible Asset Amortization	(66)	(67)	(65)	(73)	(77)
Net Noninterest Expense	$11,704	$12,039	$11,937	$11,467	$11,622
Net Interest Income, Tax-Equivalent [1]	$15,651	$16,000	$16,507	$16,572	$16,510
Noninterest Income	4,738	5,305	5,028	4,018	3,805
Less: Net Securities Losses (Gains) & OTTI	(11)	(618)	(878)	---	347
Net Gross Income	$20,378	$20,687	$20,657	$20,590	$20,662
Efficiency Ratio [1]	57.43%	58.20%	57.79%	55.69%	56.25%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.78%	8.41%	8.71%	8.66%	8.43%
Total Stockholders’ Equity (i.e. Book Value)	$152,259	$153,457	$152,703	$145,804	$140,818
Book Value per Share	13.53	13.66	13.51	12.93	12.52
Intangible Assets	17,241	17,209	17,206	16,630	16,712
Tangible Book Value per Share	12.00	12.13	11.99	11.46	11.04

Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.05%	.05%	.08%	.09%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.06	.13	.13	.14	.16
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.28	1.27	1.26	1.27	1.26
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	300.57	369.69	324.13	393.43	300.73
Nonperforming Loans as a Percentage of Loans, Period-end	.43	.34	.39	.32	.42
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.20	.24	.20	.26

 1 See “Use of Non-GAAP Financial Measures” on page 4.

Selected Twelve-Month Information:

(Dollars In Thousands, Except Per Share Amounts)

Share and per share amounts have been adjusted for the September 2010 3% stock dividend.

	Dec 2010	Dec 2009	Dec 2008
Net Income	$21,892	$21,792	$20,437

Transactions Recorded in Net Income (Net of Tax):
Other-Than-Temporary Impairment (OTTI) (see page 23)	$---	$(227)	$(971)
Net Securities Gains	910	216	231
Net Gains on Sales of Loans	618	252	64
Income from Restitution Payment (see page 30)	---	272	---
Net Gains on the Sale of Other Real Estate Owned	2	8	18
Net Gain on Sale of Merchant Bank Card Processing (see page 23)	---	1,791	---
FDIC Special Assessment (see page 23)	---	(475)	---
Net Gain on the Sale of Premises (see page 30)	---	---	69
Visa Litigation (see page 24)	---	---	185
Gain on Redemption of Visa Inc. Class B Shares (see page 24)	---	---	452

Period End Shares Outstanding	11,256	11,245	11,188
Basic Average Shares Outstanding	11,266	11,231	11,208
Diluted Average Shares Outstanding	11,300	11,281	11,269
Basic Earnings Per Share	$1.94	$1.94	$1.82
Diluted Earnings Per Share	1.94	1.93	1.81
Cash Dividends Per Share	.98	.95	.92

Average Assets	$1,892,324	$1,761,006	$1,644,210
Average Equity	150,377	134,890	125,653
Return on Average Assets	1.16%	1.24%	1.24%
Return on Average Equity	14.56	16.16	16.26

Average Earning Assets	$1,807,763	$1,688,454	$1,568,677
Average Paying Liabilities	1,512,937	1,410,022	1,303,740
Interest Income, Tax-Equivalent [1]	88,424	90,038	92,441
Interest Expense	23,695	26,492	32,277
Net Interest Income, Tax-Equivalent [1]	64,729	63,546	60,164
Tax-Equivalent Adjustment	3,452	3,181	2,933
Net Interest Margin [1]	3.58%	3.76%	3.84%
Efficiency Ratio Calculation [1]
Noninterest Expense	$47,418	$46,592	$42,393
Less: Intangible Asset Amortization	(271)	(324)	(360)
Net Noninterest Expense	$47,147	$46,268	$42,033
Net Interest Income, Tax-Equivalent [1]	$64,729	$63,546	$60,164
Noninterest Income	19,089	19,592	16,269
Less: Net Securities Losses & OTTI	(1,507)	18	478
Net Gross Income	$82,311	$83,156	$76,911
Efficiency Ratio [1]	57.28%	55.64%	54.65%
Period-End Capital Information:
Tier 1 Leverage Ratio (Period-end)	8.78%	8.43%	8.39%
Total Stockholders’ Equity (i.e. Book Value)	$152,259	$140,818	$125,802
Book Value per Share	13.53	12.52	11.24
Intangible Assets	17,241	16,712	16,378
Tangible Book Value per Share	12.00	11.04	9.78

Net Loans Charged-off as a Percentage of Average Loans	.06%	.09%	.07%
Provision for Loan Losses as a Percentage of Average Loans	.11	.16	.16
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.28	1.26	1.20
Allowance for Loan Losses as a Percentage of Nonperforming Loans, Period-end	300.57	300.73	338.05
Nonperforming Loans as a Percentage of Loans, Period-end	.43	.42	.35
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.26	.30

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

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2010 and our financial condition as of December 31, 2010 and 2009.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW

Summary of 2010 Financial Results

We reported net income of $21.9 million for 2010, an increase of $100 thousand, or 0.5%, compared to 2009.  Diluted earnings per share of $1.94 represented an increase of $.01, or .5%, from 2009.

Our net income for 2009, determined in accordance with GAAP, included a $1.8 million gain, net of tax, that we recognized on the sale of our merchant bank card processing to TransFirst, a one-time transaction which closed in that period (the “Transaction”).  We have adjusted net income for the 2009 period to exclude income from this transaction.  Doing so produces a non-GAAP measure, adjusted net income, as well as additional non-GAAP measures derived therefrom, i.e., adjusted diluted earnings per share, adjusted return on equity and adjusted return on assets for the 2009 period.  Under SEC rules, these non-GAAP measures, if provided in a filed report such as this Report, must be accompanied by a reconciliation to the nearest comparable GAAP measure.  The table below presents these non-GAAP measures for the 2009 period, as well as a reconciliation of these measures to the comparable GAAP measures for the period, and a comparison between these non-GAAP adjusted measures for the 2009 period and our comparable GAAP measures for the 2010 period, that is, our net income, diluted earnings per share, return on average assets and return on average equity for 2010, prepared in accordance with GAAP.  We believe the inclusion of the non-GAAP measure for the 2009 period and the comparison between the 2010 period GAAP measures and the 2009 period non-GAAP measures is meaningful and helpful, because it better reveals the earnings from our fundamental line of business, the commercial banking business, and the trend from period to period in that business.

Reconciliation of Non-GAAP to GAAP Financial Disclosures, as required by Regulation G:
	Net Income (in thousands)	Diluted Per Share Amount	Return on Average Assets	Return on Average Equity
Twelve Month Period Ended:
Net Income December 31, 2009 and Related Ratios (GAAP)	$21,792	$1.93	1.24%	16.16%
Adjustment: Net Gain on the Sale of our Merchant Bank Card Processing to TransFirst LLC ($2,966 pre-tax)	(1,791)	(.16)	(0.10)%	(1.33)%
Adjusted Net Income and Related Ratios for More Meaningful Comparison (non-GAAP)	$20,001	$1.77	1.14%	14.83%

Net Income December 31, 2010 and Related Ratios (GAAP)	$21,892	$1.94	1.16%	14.56%
Adjustment: None	---	---	---	---
Adjusted Net Income and Related Ratios for More Meaningful Comparison (GAAP)	$21,892	$1.94	1.16%	14.56%

An increase in income in the 2010 period from the sales of securities and loans had a positive impact on income for that period compared to the earlier 2009 period, in which net gains from sales of securities and loans were substantially smaller.

During 2008, our net interest margin increased primarily due to falling short-term interest rates (which has a proportionately larger impact on the cost of our deposits than on our earnings from our assets).  This combined with a market-wide return of a positively-sloped yield curve (which has a proportionately larger impact on our earning assets than on our liabilities) and a 5.5% increase in average earning assets resulted in increased net income in 2008.  However, during both 2009 and 2010, we experienced a decrease in our net interest margin as rates remained very low, and the increase in net interest income that we experienced was due to the growth in earning assets.  Our margin compression in 2009 and 2010 resulted from the fact that our deposits were already at such low rates going into 2009 that it was not possible to effect significant additional downward repricing during this period, while our loan cash-flows continued to reprice downward.

Importantly, we did not experience significant deterioration in our loan and asset quality during 2010 despite the continuing worldwide economic recession and severe disruption in the financial markets generally, which began in 2008.

Although our earnings in 2009 was positively impacted by one significant transaction, discussed below and later in this Report, net income for 2010 was a record high for us.

Financial Market Turmoil Continues:  From the third quarter of 2007 through year end 2010, the Dow Jones Industrial Average (Dow Jones) lurched from a high of over 14,000 to a low of under 8,000, and then rebounded to as high as 12,000, demonstrating a degree of volatility not seen in many decades, with the most dramatic change occurring during the fourth quarter of 2009.  The U.S. economy itself experienced a similarly severe downturn in 2008 and 2009, but a less dramatic recovery in 2010.  The financial sector and particularly banks have been severely affected, suffering major losses on mortgages and other credit portfolios and an industry-wide loss of short-term liquidity.  In addition, bank failures have continued to occur with regularity, throughout 2009 and 2010, and are expected to persist for the foreseeable future.  Many community banks, like our company, have not experienced significant losses in their loan or investment portfolios or the liquidity concerns that many of our larger contemporaries have experienced, but expanding problems in commercial real estate portfolios throughout the U.S. now threaten many of these community banks.  However, the magnitude of turmoil in the markets did have an impact on our operations during 2009 and 2010 and may continue to influence our financial condition and results of operations in forthcoming periods.

Decision Not to Participate in U.S. Treasury TARP CPP in 2009:  As previously disclosed in our Current Report in Form 8-K filed with the SEC on January 27, 2009, our Board of Directors determined in late January 2009, after we had applied for participation by the company in the U.S. Government’s Capital Purchase Plan (an element of the larger Troubled Assets Relief Program), and after we had been preliminarily approved by the Department of Treasury for participation, that we would not proceed ahead and sell shares of our preferred stock to the Treasury Department but would decline to participate.  The basic reason for the Board’s decision, as discussed in the Form 8-K, was that the Company’s financial and liquidity positions remained sufficiently strong through the 2008-2009 downturn such that the potential loss of Board and management flexibility entailed in participation in the program was deemed too high a cost to warrant participation.

Sale of Merchant Bank Card Processing to TransFirst in 2009:  As we previously reported on March 2, 2009, our bank subsidiaries, Glens Falls National and Saratoga National, sold their merchant bank card processing business for an initial cash payment at closing of $3 million to TransFirst LLC (TransFirst) and a bank designated by TransFirst.  In connection with the sale, we entered into a relationship with TransFirst under which TransFirst will provide merchant bank card processing to merchant customers of our subsidiary banks.  The gain was offset, in part, by an estimated $300 thousand cost to terminate certain pre-existing agreements for a net gain of $2.7 million, which we recognized in the first quarter of 2009.  In the second quarter of 2009, a post-closing adjustment to the purchase price substantially eliminated the termination fees related to the pre-existing agreements such that our net gain on the sale of the business as adjusted increased $266 thousand to approximately $2.97 million.

FDIC Special Assessment & Prepayment in 2009:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which has recently been depleted by bank failures.  The special assessment was set at 0.05% of an institution’s total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional much-needed cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount of $6.8 million, will be amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.

Economic recession and loan quality:  As the economic recession got underway in late 2008, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to appear stronger than the average for our peer group throughout 2009 and 2010.  Nonperforming loans amounted to $4.9 million at December 31, 2010, an increase of $227 thousand from the prior year-end.  The ratio of nonperforming loans to period-end loans was .43% at December 31, 2010, an increase of only one basis point from one year earlier.  By way of comparison, this ratio for our peer group increased during the same period by 17 basis points, from 3.33% at December 31, 2009 to 3.50% at September 30, 2010.  Our loans charged-off (net of recoveries) against our allowance for loan losses were $627 thousand for 2010, as compared to $1.0 million for the prior year.  At year-end 2010, the allowance for loan losses was $14.7 million, representing 1.28% of total loans, an increase of 2 basis points from the prior year-end. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs.  Current unemployment rates in our region are higher than in the past few years and the number of total jobs has decreased, but these trends are largely attributable to a few changes in the local operations of a small number of larger corporations.  Commercial property values have not shown significant deterioration and we update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we did not originate or participate in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.

o

Indirect Automobile Loans:  These loans comprise over 30% of our loan portfolio.  We have not experienced any significant increases in our delinquency rate or level of charge-offs.  Both delinquencies and charge-offs did increase modestly during 2009, but delinquencies actually decreased in 2010.

Investment securities and other-than-temporary impairment:  Prior to Lehman’s bankruptcy in September 2008, we held a $2.0 million par value senior unsecured bond issued by Lehman.  Immediately after the bankruptcy, the fair value of the bond decreased significantly.  We deemed the decline to be other-than-temporary in the third quarter 2008, and, accordingly, recognized a non-cash other-than-temporary impairment charge to earnings of $731 thousand net of tax (a $.07 reduction in diluted earnings per share). After further deterioration in the bond, we recognized an additional charge to earnings of $241 thousand net of tax (a $.02 reduction in diluted earnings per share) in the fourth quarter of 2008.  The remaining estimated value of our Lehman bond of $400 thousand was included in non-performing assets as of December 31, 2008.  During 2009, we sold the bond at an additional loss of $60 thousand.  Also during 2009, we recognized a $375 thousand impairment charge on one inactively-traded common stock which we continue to hold in our available-for-sale portfolio.  We did not hold any preferred or common stock of Fannie Mae or Freddie Mac.   As of year-end 2010, we had not experienced any impairment issues with our holdings of mortgage-backed securities or CMO’s.  Mortgage-backed securities held by the Company are comprised of pass-through securities backed by conventional residential mortgages and guaranteed by government agencies or government sponsored entities. We do not hold any private-label mortgage-backed securities or securities backed by subprime or other high risk non-traditional mortgage loans.

Liquidity and access to credit markets:  We have not experienced any liquidity issues during 2010 and through the date of this report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 42).  In general, we rely on asset-based liquidity (i.e. funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as our main sources).  During the recent period of bank failures, a few institutions experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises.

VISA Transactions in 2008, 2009 and 2010:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

•

 A pre-tax gain of $749 thousand from the mandatory redemption by Visa from us of 38.7% of our Class B Visa Inc. shares, reflected as an increase in noninterest income, and

•

 A reversal of $306 thousand of the $600 thousand accrual previously recorded by us at December 31, 2007, representing our then estimated proportional share of Visa litigation costs, which reversal was reflected as a reduction in 2008 other operating expense.

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Since that time, Visa has deposited additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010 and $800 million in October 2010.  These developments reduced the Company’s proportionate exposure for covered litigation but also reduced the ultimate value of its remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduced the value of member banks’ Class B stock.  However, the Company had not previously recognized the value of its remaining Class B shares in accordance with SEC guidance; thus the Company did not recognize any income or expense in any of the periods presented as a result of the reduced value of its Class B shares upon Visa’s settlement of the litigation. The estimation of the Company’s proportionate share of any potential losses related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our December 31, 2010 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations at that date, but this value is subject to change depending upon future developments in the covered litigation.

Change in Stockholders’ Equity:  At December 31, 2010, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.00, an increase of $0.96, or 8.7%, from year-end 2009.  Our total stockholders’ equity at year-end 2010 increased 8.1% over the year-end 2009 level.  Major changes to stockholders’ equity included: (i) $21.9 million of net income for the year; (ii) net unrealized gain of $604 thousand in securities available-for-sale, net of taxes; and (iii) equity received from our various stock plans of $3.5 million, net of taxes; offset by (iv) cash dividends of $11.0 million; (v) net changes in our pension plans (reflected as other comprehensive income) of $387 thousand; and  (vi) repurchases of our own common stock of $3.3 million.  As of the last trading day of 2010, our closing stock price was $27.51, resulting in a trading multiple of 2.29 to our tangible book value.  The Company and each of its subsidiary banks also continue to remain classified as “well-capitalized” under regulatory guidelines.  As mentioned above, due to our strong capital, financial and liquidity positions, we did not participate in the U.S. Treasury’s Capital Purchase Program (a component of TARP).

The Board of Directors declared a quarterly cash dividend of $.25 per share for the fourth quarter of 2010.  For the year, total cash dividends (as adjusted for stock dividends) were $.98 compared to $.95 for 2009, an increase of $.03, or 3.2%.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2010 and the prior two years.

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

CHANGE IN NET INTEREST INCOME

 (Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2009 to 2010		2008 to 2009
	2010	2009	2008	Amount	%	Amount	%
Interest and Dividend Income	$88,424	$90,038	$92,441	$(1,614)	(1.8)%	$(2,403)	(2.6)%
Interest Expense	23,695	26,492	32,277	(2,797)	(10.6)	(5,785)	(17.9)
Net Interest Income	$64,729	$63,546	$60,164	$ 1,183	1.9	$ 3,382	5.6

On a tax-equivalent basis, net interest income was $64.7 million in 2010, an increase of $1.2 million, or 1.9%, from $63.5 million in 2009.  This compared to an increase of $3.4 million, or 5.6%, from 2008 to 2009.  Factors contributing to the increase in net interest income over the three-year period are discussed in the following portions of this Section B.I.

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2010 Compared to 2009			2009 Compared to 2008
	Change in Net Interest Income Due to:			Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Federal Funds Sold	$ ---	$ ---	$ ---	$ (464)	$ ---	$ (464)
Interest-Bearing Bank Balances	7	1	8	160	(68)	92
Investment Securities:
Fully Taxable	1,945	(1,950)	(5)	1,353	(2,779)	(1,426)
Exempt from Federal Taxes	1,518	(974)	544	1,373	(738)	635
Loans	1,954	(4,115)	(2,161)	1,892	(3,132)	(1,240)
Total Interest and Dividend Income	5,424	(7,038)	(1,614)	4,314	(6,717)	(2,403)
Interest Expense:
Deposits:
NOW Accounts	858	(448)	410	1,159	(1,160)	(1)
Savings Deposits	344	(309)	35	290	(1,587)	(1,297)
Time Deposits of $100,000 or More	(488)	(327)	(815)	(504)	(1,369)	(1,873)
Other Time Deposits	(11)	(1,420)	(1,431)	220	(1,517)	(1,297)
Total Deposits	703	(2,504)	(1,801)	1,165	(5,633)	(4,468)

Short-Term Borrowings	9	(14)	(5)	14	(674)	(660)
Long-Term Debt	(680)	(311)	(991)	(147)	(510)	(657)
Total Interest Expense	32	(2,829)	(2,797)	1,032	(6,817)	(5,785)
Net Interest Income	$5,392	$(4,209)	$ 1,183	$3,282	$ 100	$ 3,382

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2010, 2009 and 2008 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under “Use of Non-GAAP Financial Measures“ on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(Tax-equivalent basis using a marginal tax rate of 35%)

(Dollars in Thousands)

Years Ended:	2010			2009			2008
		Interest			Interest			Interest
	Average	Income or	Rate Earned	Average	Income or	Rate Earned	Average	Income or	Rate Earned
	Balance	Expense	or Paid	Balance	Expense	or Paid	Balance	Expense	or Paid
Federal Funds Sold	$ ---	$ ---	---%	$ ---	$ ---	---%	$ 17,472	$ 464	2.66%
Interest-Bearing Deposits at Banks	59,771	157	0.26	56,920	149	0.26	5,997	57	0.95
Investment Securities:
Fully Taxable	413,212	14,734	3.57	362,059	14,739	4.07	332,530	16,182	4.87
Exempt from Federal Taxes	200,062	8,997	4.50	167,716	8,453	5.04	141,294	7,801	5.52
Loans	1,134,718	64,536	5.69	1,101,759	66,697	6.05	1,071,384	67,937	6.34
Total Earning Assets	1,807,763	88,424	4.89	1,688,454	90,038	5.33	1,568,677	92,441	5.89
Allowance for Loan Losses	(14,385)			(13,626)			(12,658)
Cash and Due From Banks	28,717			28,096			32,505
Other Assets	70,229			58,082			55,686
Total Assets	$1,892,324			$1,761,006			$1,644,210
Deposits:
NOW Accounts	$ 541,161	5,582	1.03	$ 460,096	5,172	1.12	$ 367,351	5,173	1.41
Savings Deposits	361,949	2,136	0.59	307,133	2,101	0.68	281,208	3,398	1.21
Time Deposits of $100,000 Or More	133,770	2,903	2.17	155,378	3,718	2.39	172,055	5,591	3.25
Other Time Deposits	249,192	5,900	2.37	249,575	7,331	2.94	243,247	8,628	3.55
Total Interest- Bearing Deposits	1,286,072	16,521	1.28	1,172,182	18,322	1.56	1,063,861	22,790	2.14
Short-Term Borrowings	64,083	124	0.19	59,566	129	0.22	58,473	789	1.35
FHLBNY Advances and Long-Term Debt	162,782	7,050	4.33	178,274	8,041	4.51	181,406	8,698	4.79
Total Interest- Bearing Funds	1,512,937	23,695	1.57	1,410,022	26,492	1.88	1,303,740	32,277	2.48
Demand Deposits	205,497			191,504			189,999
Other Liabilities	23,513			24,590			24,818
Total Liabilities	1,741,947			1,626,116			1,518,557
Stockholders’ Equity	150,377			134,890			125,653
Total Liabilities and Stockholders’ Equity	$1,892,324			$1,761,006			$1,644,210
Net Interest Income (Tax-equivalent Basis)		64,729			63,546			60,164
Reversal of Tax Equivalent Adjustment		(3,452)	.19%		(3,181)	.19%		(2,933)	.19%
Net Interest Income		$61,277			$60,365			$57,231
Net Interest Spread			3.32%			3.45%			3.41%
Net Interest Margin			3.58%			3.76%			3.84%

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2010	2009	2008
Yield on Earning Assets	4.89%	5.33%	5.89%
Cost of Interest-Bearing Liabilities	1.57	1.88	2.48
Net Interest Spread	3.32%	3.45%	3.41%
Net Interest Margin	3.58%	3.76%	3.84%

Following two years of decreases in net interest income in 2006 and 2005 (during a period of rising interest rates), we have experienced four successive years of increases in net interest income from 2007 through 2010.   In all periods, we experienced a benefit from an increase in average earning assets, although the substantial increase in 2008 was largely attributable to a period of falling interest rates and the benefit we experience from paying liabilities repricing downwards more quickly than our earning assets.

The increase in net interest income was $1.2 million, or 1.9%, from 2009 to 2010.  Net interest income increased $3.4 million, or 5.6%, from 2008 to 2009.  In 2010, an increase in average earning assets, net of a smaller increase in average paying liabilities (i.e., changes in volume) had a $5.4 million positive impact on net interest income, while changes in rates provided a $4.2 million negative impact on our net interest income for the year, reflecting the fact that the prevailing federal funds rates stayed in the range of 0 to .25% for all the year.

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

By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%.  In the ensuing year, the Fed in a series of rate reductions lowered the target rate to the maximum extent possible; by January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained up to the present.  We saw an immediate impact in the reduced cost of our deposits when rates began to fall in 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent throughout 2010.  Yields on our earning assets have also fallen in the last two years, but at least initially the drop in our asset yields was not as significant as the decline in our deposit rates.  As a result, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income.

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

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape.  The increase in rate spread was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly sought to perpetuate at least in the near future, through the various means at its disposal.  The upward-sloping yield curve may continue, and continue to be steep, for some time, to the benefit of banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economy continues to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a more positively-sloped yield curve and a highly favorable interest rate environment generally.  Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as consumer mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into higher yielding assets has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly than the yields on our earning assets.  This had a significant positive impact on our net interest income.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and all four quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.  Net interest margin for the fourth quarter of 2010 was 3.30%.  To a certain extent, further downward pricing of liabilities is approaching a limit and will most likely not decline much further, whereas assets continue to have room to reprice downward.  If the general trend of rate reduction continues, margins, including our margin, will be under continuing pressure and slow compression may continue.  In this light, no assurances can be given that our net interest income will continue to grow, even if asset growth continues and earnings may be negatively impacted in future periods.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., “Quantitative and Qualitative Disclosures About Market Risk.”

CHANGES IN NET INTEREST INCOME DUE TO VOLUME

AVERAGE BALANCES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2009 to 2010		2008 to 2009
	2010	2009	2008	Amount	%	Amount	%
Earning Assets	$1,807,763	$1,688,454	$1,568,677	$119,309	7.1%	$119,777	7.6%
Interest-Bearing Liabilities	1,512,937	1,410,022	1,303,740	102,915	7.3	106,282	8.2
Demand Deposits	205,497	191,504	189,999	13,993	7.3	1,505	0.8
Total Assets	1,892,324	1,761,006	1,644,210	131,318	7.5	116,796	7.1
Earning Assets to Total Assets	95.53%	95.88%	95.41%

2009 to 2010:

In general, an increase in average earning assets has a positive impact on net interest income.  For 2010, average earning assets increased $119.3 million or 7.1% over 2009, while average interest-bearing liabilities increased $102.9 million or 7.3%.  This combination led to a $5.4 million increase in net interest income, even though our net interest margin decreased by 18 basis points (from 3.76% to 3.58%) between the two years.  (This positive effect was offset, in part, to the $4.2 million negative impact on net interest income resulting from the changes in rates during the year, discussed above.)

The $119.3 million increase in average earning assets from 2009 to 2010 reflected an increase in average loans of $33.0 million, or 3.0%, an increase of $84.1 million, or 16.2%, in investment securities and a $2.9 increase in the level of bank balances at interest.  Within the loan portfolio, our three principal segments are residential real estate loans, indirect loans (primarily automobile loans) and commercial loans.  The increase in average loan balances from 2009 to 2010 was principally driven by a strong demand for residential real estate loans.  However, during the last six months of 2010 we began to sell our newly originated loans to Freddie Mac while retaining the loan servicing.  Some of these sales were refinancing of loans that were formerly in our own portfolio.  Consequently, the outstanding balance of residential real estate loans began to decrease in the fourth quarter of 2010, continuing into the early part of 2011.   Average indirect loan balances decreased slightly during the year, under 1.0%, while average commercial loans balances remained essentially flat.

The $102.9 million increase in average interest-bearing liabilities was evenly divided between increases in municipal deposits balances and non-municipal account balances.  The fact that our average earning assets increased more than our average paying liabilities, was attributable an increase in non-interest bearing funding sources, including non-interest bearing demand deposits, and increases in stockholders’ equity.

2008 to 2009:

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

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  Beginning in 2010, Note 4 to our consolidated financial statements includes all of the disclosures about our method for calculating our provision for loan losses that was formerly reported in this section of managements’ discussion and analysis.  Note 4 also provides information about impaired loans.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES

(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2010	2009	2008	2007	2006
Loans at End of Period	$1,145,508	$1,112,150	$1,109,812	$1,038,844	$1,008,999
Average Loans	1,134,718	1,101,759	1,071,384	1,020,856	996,611
Total Assets at End of Period	1,908,336	1,841,627	1,665,086	1,584,846	1,520,217

Nonperforming Assets:
Nonaccrual Loans:
Commercial Real Estate	$2,237	$2,235	$2,263	$ 758	$ 708
Commercial Loans	94	309	50	73	56
Residential Real Estate Loans	916	901	100	253	452
Consumer Loans	814	945	1,056	855	822
Total Nonaccrual Loans	4,061	4,390	3,469	1,939	2,038

Loans Past Due 90 or More Days and
Still Accruing Interest	810	270	457	245	739
Restructured	16	---	---	---	---
Total Nonperforming Loans	4,887	4,660	3,926	2,184	2,777
Repossessed Assets	58	59	64	63	144
Other Real Estate Owned	---	53	581	89	248
Nonaccrual Investments	---	---	400	---	---
Total Nonperforming Assets	$4,945	$4,772	$4,971	$2,336	$3,169

Allowance for Loan Losses:
Balance at Beginning of Period	$14,014	$13,272	$12,401	$12,278	$12,241
Loans Charged-off:
Commercial, Financial
and Agricultural	(30)	(88)	(83)	(27)	(32)
Real Estate - Commercial	---	---	---	(6)	---
Real Estate - Residential	---	(25)	(25)	---	---
Installment Loans to Consumers	(864)	(1,317)	(1,184)	(797)	(1,105)
Total Loans Charged-off	(894)	(1,430)	(1,292)	(830)	(1,137)

Recoveries of Loans Previously Charged-off:
Commercial, Financial
and Agricultural	5	14	38	13	27
Real Estate – Commercial	---	---	197	17	17
Real Estate – Residential	---	6	2	2	2
Installment Loans to Consumers	262	369	255	408	302
Total Recoveries of Loans Previously Charged-off	267	389	492	440	348
Net Loans Charged-off	(627)	(1,041)	(800)	(390)	(789)
Provision for Loan Losses
Charged to Expense	1,302	1,783	1,671	513	826

Balance at End of Period	$14,689	$14,014	$13,272	$12,401	$12,278

Nonperforming Asset Ratio Analysis:
Net Loans Charged-off as a Percentage of Average Loans	.06%	.09%	.07%	.04%	.08%
Provision for Loan Losses as a Percentage of Average Loans	.11	.16	.16	.05	.08
Allowance for Loan Losses as a Percentage of Loans, Period-end	1.28	1.26	1.20	1.19	1.22
Allowance for Loan Losses as a Percentage of Nonperforming Loans	300.57	300.73	338.05	567.81	442.12
Nonperforming Loans as a Percentage of Loans, Period-end	.43	.42	.35	.21	.28
Nonperforming Assets as a Percentage of Total Assets, Period-end	.26	.26	.30	.15	.21

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

(Dollars in Thousands)

	2010	2009	2008	2007	2006
Commercial, Financial and Agricultural	$ 2,037	$ 1,304	$ 1,735	$ 1,634	$ 1,691
Real Estate-Commercial	3,128	4,000	3,568	3,247	3,348
Real Estate-Residential Mortgage	3,163	2,954	2,610	2,320	1,714
Indirect and Other Installment Loans to Individuals	5,088	4,901	4,859	4,369	4,517
Unallocated	1,273	855	500	831	1,008
Total	$14,689	$14,014	$13,272	$12,401	$12,278

III. NONINTEREST INCOME

The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of noninterest income.

ANALYSIS OF NONINTEREST INCOME

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2009 to 2010		2008 to 2009
	2010	2009	2008	Amount	%	Amount	%
Income from Fiduciary Activities	$ 5,391	$ 5,009	$ 5,463	$ 382	7.6%	$ (454)	(8.3)%
Fees for Other Services to Customers	7,864	8,051	8,562	(187)	(2.3)	(511)	(6.0)
Net Gains on Securities Transactions	1,507	357	383	1,150	322.1	(26)	(6.8)
Other-Than-Temporary Impairment (OTTI)	---	(375)	(1,610)	375	100.0	1,235	76.7
Net Gain on Sale of Merchant Bank Card Processing	---	2,966	---	(2,966)	(100.0)	2,966	100.0
Gain on Visa Stock Redemption	---	---	749	---	---	(749)	(100.0)
Gain on the Sale of Premises	---	---	115	---	---	(115)	(100.0)
Income from Restitution Payment	---	450	---	(450)	(100.0)	450	N/A
Insurance Commissions	2,987	2,412	2,066	575	23.8	346	16.7
Net Gains on Sales of Loans	1,024	418	106	606	145.0	312	294.3
Other Operating Income	316	304	435	12	3.9	(131)	(30.1)
Total Noninterest Income	$19,089	$19,592	$16,269	$(503)	(2.6)	$3,323	20.4

2010 compared to 2009:  Total noninterest income decreased $503 thousand, or 2.6%, from 2009 to 2010.  Two significant transactions involving noninterest income that occurred in 2009 were discussed in the Overview beginning on page 22: 1) the net gain on the sale of our merchant bank card processing to TransFirst in the first quarter of 2009 and, 2) the write-down of an inactively-traded common stock in 2009.  Other transactions are listed in the table, above.

For 2010, income from fiduciary activities increased $382 thousand, or 7.6%, from 2009.  The increase reflected a recovery in the dollar amount of assets under administration, largely a result of the general rebound in the U.S. equity and debt markets between the periods. At period-end 2010, the market value of assets under trust administration and investment management amounted to $984.4 million, an increase of $117.2 million, or 13.5%, from period-end 2009.  A significant portion of our fiduciary fees are indexed to the market value of assets under administration.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $7.9 million for 2010, a decrease of $187 thousand, or 2.3%, from 2009.  The decrease between the two periods in fees for other services to customers was in part the result of a modest decline in revenues derived from third-party mutual fund sales.  The decrease also reflected the fact that the total for the 2009 period included income from our merchant credit card processing business prior to our sale of that business at the end of the first quarter of 2009; no income from that business was earned by us in 2010 (see “Sale of Merchant Bank Card Processing to TransFirst,” in the Overview section, on page 23).  Income from debit card transactions increased from $2.0 million for 2009 to $2.3 million for 2010.

Certain provisions of Dodd-Frank limited the size of interchange fees that large banks may charge on customers’ debit card transactions.  Although these provisions do not directly apply to smaller community banks like ours, the law may indirectly restrict an ability to continue to charge current interchange fees because of the need to compete on price with larger banks.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, and to charge them overdraft fees for covered overdrafts, without the customer’s consent. We believe that these new laws and rules restricting interchange fees and overdraft fees are not likely to have a material adverse impact on our financial condition or results of operations in future periods.  Our interchange fee percentage will not likely be materially reduced in upcoming periods, we believe, and debit card usage by our customers continues to grow.  Moreover, we do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs of the sort that led to substantial increases in overdraft fee income at certain other banks and provided the impetus for the new consumer protection regulations restricting the use of such programs by banks.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells primarily property and casualty insurance to retail customers in our service area.  In February of 2011, we acquired our third insurance agency, the Upstate Agency, which also specializes in property and casualty insurance to retail customers.  Consequently, we expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

The volume of our sales of loan originations decreased after the second quarter of 2009 until the third quarter of 2010, when we began to resell most of our newly originated residential real estate loan originations into the secondary market (i.e., to Freddie Mac).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.  We are unable to predict at what rate we may continue to resell loan originations in future periods versus holding such loans and thereby augmenting our own portfolio.  Much depends on the volume of originations, the rates attaching thereto, the ready availability of sales thereof into the secondary market and the pricing of such sales.  We have generally retained servicing rights for loans originated and resold by us.

2009 compared to 2008:  Total noninterest income increased $3.3 million from 2008 to 2009.  The most significant transactions involving non-interest income occurring during 2008 and 2009 were discussed in the Overview beginning on page 22: 1) the net gain on the sale of our merchant bank card processing to TransFirst in the first quarter of 2009, 2) the write-down of our Lehman bond in 2008 and of our holdings in an inactively-traded common stock in 2009 and, 3) the 2008 gain from the Visa stock redemption.

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

During the first quarter of 2008, Visa successfully completed an initial public offering (IPO) and used a portion of the proceeds from the IPO to fund a $3 billion litigation escrow account.  As a result, in the first quarter of 2008, our subsidiary, Glens Falls National, a Visa member bank that is contingently liable with other member banks for certain covered Visa litigation expenses, reversed litigation-related accruals of $306 thousand out of the total of $600 thousand in pre-tax charges which we had previously recognized in the fourth quarter of 2007 for such expenses. Visa used another portion of the IPO proceeds to redeem 38.7% of the Visa Class B common stock held by each of its member banks.  As a result, we also recognized in the first quarter a pre-tax gain of $749 thousand representing the proceeds received by us from this partial redemption.

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

ANALYSIS OF NONINTEREST EXPENSE

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2009 to 2010		2008 to 2009
	2010	2009	2008	Amount	%	Amount	%
Salaries and Employee Benefits	$27,552	$27,042	$24,551	$510	1.9%	$2,491	10.1%
Occupancy Expense of Premises, Net	3,456	3,316	3,479	140	4.2	(163)	(4.7)
Furniture and Equipment Expense	3,393	3,264	3,211	129	4.0	53	1.7
FDIC Special Assessment	---	787	---	(787)	(100.0)	787	100.0
FDIC Regular Assessment	1,982	1,987	853	(5)	(0.3)	1,134	132.9
VISA Related Litigation Exposure (Reversal)	---	---	(306)	---	---	306	100.0
Amortization	271	324	360	(53)	(16.4)	(36)	(10.0)
Other Operating Expense	10,764	9,872	10,245	892	9.0	(373)	(3.6)
Total Noninterest Expense	$47,418	$46,592	$42,393	$ 826	1.8	$4,199	9.9

2010 compared to 2009:  Noninterest expense for 2010 amounted to $47.4 million, an increase of $826 thousand, or 1.8%, from 2009.  One comparative measure of operating expenses for financial institutions is the efficiency ratio.  The efficiency ratio (a ratio where lower is better) is calculated as the ratio of noninterest expense to the sum of tax equivalent net interest income and noninterest income.  Excluded from our calculation of the efficiency ratio is intangible asset amortization and any net securities gains or losses.    The efficiency ratio might be considered a non-GAAP financial measure but is generally utilized by banks and bank analysts to assess an institution’s performance.  See the discussion on “Use of Non-GAAP Financial Measures” on page 4 of this Report.  For 2010, the efficiency ratio for Arrow was 57.28%, an increase from the 2009 ratio of 55.64%.  A similar ratio (total overhead expense to adjusted tax equivalent operating income) is presented in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2010.  Our 2010 ratio, 57.61%, compared favorably to the ratio for our peer group of 69.87%.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 19 and 20 of this Report.

Salaries and employee benefits expense increased $510 thousand, or 1.9%, from 2009 to 2010.  Salary expense increased $602 thousand, or 3.3%, from 2009, due primarily to staff increases from our acquisition of Loomis (7.9 FTE’s) and to normal merit increases.  Employee benefits actually decreased slightly from year to year due to a decrease in pension expenses resulting from an increase in the expected investment return on the pension plan assets.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.46% for 2010, 2 basis points lower than the annualized ratio for our peer group of 1.48% at December 31, 2010.

Occupancy expense increased $140 thousand, or 4.2%, from 2009 to 2010.  The increase was primarily attributable to increase in building maintenance costs.  Furniture and equipment expense increased by $129 thousand, or 4.0%, from 2009 to 2010.  The increase was primarily attributable to increases in data processing expenses.

Changes in our FDIC insurance assessment and the 2009 FDIC special assessment were discussed earlier on page 10.

Other operating expense increased from 2009 to 2010, by $688 thousand, or 6.8%.  The increase was spread across a variety of operating expenses, most notably, legal and professional fees, telephone and director fees.

2009 compared to 2008:  Noninterest expense for 2009 amounted to $46.6 million, an increase of $4.2 million, or 9.9%, from 2008.  For 2009, our efficiency ratio was 55.64%, an increase from the 2008 ratio of 54.65%.  A similar ratio (total overhead expense to adjusted tax equivalent operating income) is presented in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2009.  Our 2009 ratio, 56.03%, compared favorably to the ratio for our peer group of 76.92%.  For information on the calculation of our efficiency ratios on a quarterly and annual basis, see pages 19 and 20 of this Report.

Salaries and employee benefits expense increased $2.5 million, or 10.1%, from 2008 to 2009.  Salary expense increased $746 thousand, or 4.3%, from 2008, due primarily to staff increases and to normal merit increases.  Employee benefits increased $1.7 million, or 24.5% from 2008 to 2009.  This was primarily attributable to increases in pension expenses resulting from a decrease in the investment return on the pension plan assets during 2008.  The ratio of total personnel expense (salaries and employee benefits) to average assets was 1.54% for 2009, 7 basis points higher than the annualized ratio for our peer group of 1.47% at December 31, 2009.

Occupancy expense decreased $163 thousand, or 4.7%, from 2008 to 2009.  The decrease was primarily attributable to decreased heating costs, which had increased in 2008 over 2007 when oil prices were at an all time high.  Furniture and equipment expense increased by only $53 thousand, or 1.7%, from 2008 to 2009.  The increase was primarily attributable to increases in data processing expenses.

Changes in our FDIC insurance assessment, the 2009 FDIC special assessment and the VISA related items were discussed earlier on page 10.

Other operating expense decreased from 2008 to 2009, by $378 thousand, or 3.6%.  The decrease was primarily attributable to a decrease in the fees paid to third party computer processing expenses.

V. INCOME TAXES

The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES

(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2009 to 2010		2008 to 2009
	2010	2009	2008	Amount	%	Amount	%
Provision for Income Taxes	$9,754	$9,790	$8,999	$(36)	(0.4)%	$791	8.8%
Effective Tax Rate	30.8%	31.0%	30.6%	(0.2)%	(0.6)	0.4%	1.3

The provisions for federal and state income taxes amounted to $9.8 million for both 2001 and 2009 and $9.0 million for 2008, respectively.   The effective income tax rates for 2010, 2009 and 2008 were 30.8%, 31.0% and 30.6%, respectively, with primary change in the effective rates reflecting changes in ratio of tax-exempt income to total income before taxes.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO

Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2010, 2009 and 2008, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:

The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2010, 2009 and 2008.

SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	December 31,
	2010	2009	2008
U.S. Agency Obligations	$ 98,173	$123,331	$ 11,528
State and Municipal Obligations	89,528	18,913	15,446
Collateralized Mortgage Obligations	166,964	199,781	185,830
Mortgage-Backed Securities - Residential	159,926	93,017	93,849
Corporate and Other Debt Securities	1,417	1,331	7,433
Mutual Funds and Equity Securities	1,356	1,333	1,328
Total	$517,364	$437,706	$315,414

In all periods, mortgage-backed securities – residential consisted solely of U.S. agency mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments on mortgage-backed securities into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are guaranteed by federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our corporate and other debt securities for each of the periods are corporate bonds that were highly rated at the time of purchase, although in some cases the securities had been downgraded before the reporting date, including our Lehman bond, which had been downgraded and partially charged off prior to December 31, 2008, and was subsequently sold in 2009.  See additional disclosure on our downgraded securities holdings, including the Lehman bond, on page 23.

The following table sets forth the maturities of our debt securities available-for-sale portfolio as of December 31, 2010.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	$60,146	$38,027	$ ---	$ ---	$ 98,173
State and Municipal Obligations	68,979	16,586	1,172	2,791	89,528
Collateralized Mortgage Obligations	13,981	129,397	23,586	---	166,964
Mortgage-Backed Securities - Residential	3,113	72,581	64,613	19,619	159,926
Corporate and Other Debt Securities	---	185	---	1,232	1,417
Total	$146,219	$256,776	$ 89,371	$23,642	$516,008

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2010.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	1.63%	1.50%	---%	---%	1.58%
State and Municipal Obligations	1.34	2.29	6.01	7.54	1.77
Collateralized Mortgage Obligations	3.79	4.16	3.17	---	3.98
Mortgage-Backed Securities - Residential	4.21	3.24	2.79	4.22	3.19
Corporate and Other Debt Securities	---	1.00	---	2.94	2.71
Mutual Funds and Equity Securities	---	---	---	5.49	5.49
Total	1.75	3.37	2.93	4.54	2.88

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2010.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.

At December 31, 2010 and 2009, the weighted average maturity was 4.5 and 4.1 years, respectively, for debt securities in the available-for-sale portfolio.

At December 31, 2010, the net unrealized gains on securities available-for-sale amounted to $6.2 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $5.2 million at December 31, 2009.  For both periods, the net unrealized gain was primarily attributable to a change in market rates between the date of purchase and market yields at the balance sheet date.

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

SECURITIES HELD-TO-MATURITY

(In Thousands)

	December 31,
	2010	2009	2008
State and Municipal Obligations	$158,938	$167,931	$133,976
Corporate and Other Debt Securities	1,000	1,000	---
Total	$159,938	$168,931	$133,976

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2010, see Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2010.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY

(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$19,439	$63,379	$65,062	$11,058	$158,938
Corporate and Other Debt Securities	---	---	---	1,000	1,000
Total	$19,439	$63,379	$65,062	$12,058	$159,938

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2010.

YIELDS ON SECURITIES HELD-TO-MATURITY

(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	4.61%	3.62%	5.45%	6.09%	4.66%
	Corporate and Other Debt Securities	---	---	---	6.50	6.50
	Total	4.61	3.62	5.45	6.12	4.67

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2010.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2010, 2009 and 2008, we sold no securities from the held-to-maturity portfolio nor were there any transfers to or from the portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 5.3 years at year-end for both December 31, 2010 and 2009.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans

(Dollars In Thousands)

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$ 97,621	8	$ 89,222	8	$ 86,872	8	$ 79,128	8	$ 79,581	8
Commercial Real Estate – Construction	7,090	1	15,336	1	22,525	2	30,305	3	25,708	3
Commercial Real Estate – Other	214,291	19	185,582	17	183,676	17	160,787	15	161,443	16
Consumer – Other	6,482	1	11,981	1	22,870	2	21,689	2	22,080	2
Consumer – Automobile	334,656	29	317,854	29	337,311	30	320,883	31	315,130	31
Residential Real Estate	485,368	42	492,175	44	456,558	41	426,052	41	405,057	40
Total Loans	1,145,508	100	1,112,150	100	1,109,812	100	1,038,844	100	1,008,999	100
Allowance for Loan Losses	(14,689)		(14,014)		(13,272)		(12,401)		(12,278)
Total Loans, Net	$1,130,819		$1,098,136		$1,096,540		$1,026,443		$996,721

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

Through year-end 2010, we have not experienced a significant deterioration in our loan or investment portfolios, except for two impaired securities discussed earlier on page 23.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio.  In 2010, our gross originations for residential real estate loans exceeded $94 million, as compared to $91.9 million in 2009.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline again (due primarily to the fact that the government-supported entities (GSE), Fannie Mae and Freddie Mac, began to overwhelm the home mortgage market with their very low rate structured pricing models), we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain newly originated residential real estate loans in our loan portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  After April 2010, rates on conventional mortgages began to fall.  The national average for April was 5.21%, reaching a low point with an average of 4.24% for the month of October.   In response, we determined to sell most of our originations to Freddie Mac, amounting to $27.2 million for the last half of 2010.  If the current GSE-subsidized low-rate environment for newly originated residential real estate loans persists, we may continue to elect to sell a higher portion of our loan originations and may even experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

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

In the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a negative effect on our indirect originations, and we experienced decreases in these balances in the first two quarters of 2008.  However, during the last two quarters of 2008, our share of the local indirect auto loan market increased as some of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates.  Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009 our outstanding balances steadily declined from month to month and our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.

Nationally, automobile sales rose modestly, but steadily, during 2009 and 2010 (adjusting for the spike in sales in mid-2009 under the federally subsidized “cash for clunkers” program). Concurrently with the increased loan demand, we introduced more competitive financing rates in the second quarter of 2010 and as a result experienced some growth in this portfolio in both the second and third quarters of 2010, before declining again in the fourth quarter of 2010.

During 2010, the borrowers on the newly originated indirect loans had an average credit score at origination of over 757.  Our experienced lending staff not only utilizes software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.  Originations for 2010 were approximately $176.7 million. These indirect loan originations represented an increase of $48.9 million, or 38.3%, over the originations for 2009.

At December 31, 2010, indirect loans represented the second largest category of loans in our portfolio and a significant component of our business.  Net charge-offs for our consumer loans in 2010, which are primarily indirect car loans, were actually less than our net-charge offs for 2009.  However, if weakness in auto demand persists, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for vehicle loans could negatively impact our financial performance.

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

LOAN PORTFOLIO

Quarterly Average Loan Balances

(Dollars In Thousands)

	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Commercial and Commercial Real Estate	$ 311,855	$ 308,445	$ 307,853	$ 306,753	$ 306,781
Residential Real Estate	368,802	375,262	371,482	364,974	355,292
Home Equity	75,263	73,285	70,926	68,725	66,037
Indirect Consumer Loans	353,758	351,294	338,950	328,566	337,582
Other Consumer Loans[1]	38,211	39,910	41,427	42,586	43,803
Total Loans	$1,147,889	$1,148,196	$1,130,638	$1,111,604	$1,109,495

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Commercial and Commercial Real Estate	27.2%	26.8%	27.2%	27.6%	27.6%
Residential Real Estate	32.1	32.7	32.9	32.8	32.0
Home Equity	6.6	6.4	6.3	6.2	6.0
Indirect Consumer Loans	30.8	30.6	30.0	29.6	30.4
Other Consumer Loans[1]	3.3	3.5	3.6	3.8	4.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Commercial and Commercial Real Estate	5.81%	5.92%	6.23%	6.23%	6.19%
Residential Real Estate	5.55	5.59	5.69	5.79	5.77
Home Equity	3.04	2.96	3.04	3.11	3.14
Indirect Consumer Loans	5.41	5.64	5.94	6.19	6.26
Other Consumer Loans[1]	7.06	7.17	7.16	7.24	7.24
Total Loans	5.46	5.58	5.80	5.92	5.94

[1] Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as

    Residential Real Estate in the table of period-end balances on page 35, captioned “Types of Loans.”

From the fourth quarter of 2009 to the fourth quarter of 2010, the average tax equivalent yield on our loan portfolio declined by 48 basis points, from 5.94% to 5.46%, due to falling interest rates generally and heightened competitive rate pressure on new commercial and commercial real estate loans as well as automobile loans.  The yields on new 30 year fixed-rate residential real estate loans also fell during the period, but we did sell a significant portion of those originations to the secondary market, specifically, to Freddie Mac, as cited earlier.  The continuing trend in recent quarters, that the yield on assets declined more rapidly than our cost of funds, was discussed in more detail on page 27 above in the section entitled “Impact of Interest Rate Changes.”

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

At the present time, the prevailing expectation is that rates will remain at historically low levels for a protracted period of time, as a result of adopted and pursued strategies by the Federal Reserve Board.  If and when rates do increase to more normal levels, however, the repricing lag between deposits and assets may be expected to have a short-term negative effect on our net interest income and earnings.

The following table indicates the respective maturities and interest rate structure of our commercial, financial and agricultural loans and real estate - construction loans at December 31, 2010.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the real estate - construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates

(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial, Financial and Agricultural	$28,479	$61,909	$7,233	$ 97,621
Real Estate - Construction	2,503	3,334	1,253	7,090
Total	$30,982	$65,243	$8,486	$104,711

Fixed Interest Rates	$ 4,424	$36,996	$7,233	$ 48,653
Variable Interest Rates	26,558	28,247	1,253	56,058
Total	$30,982	$65,243	$8,486	$104,711

COMMITMENTS AND LINES OF CREDIT

Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2010, our total contingent liability for standby letters of credit amounted to $8.3 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower.  At December 31, 2010, we had outstanding unfunded loan commitments in the aggregate amount of approximately $191.5 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans

The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 29 under the heading “Summary of the Allowance and Provision for Loan Losses.”

We designate loans as nonaccrual when the payment of interest and/or principal is due and unpaid for a designated period (generally 90 days) or when the likelihood of the full repayment of principal and interest is, in the opinion of management, uncertain.  Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2010.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.

The balance of loans 30-89 days past due totaled $8.6 million at December 31, 2010 and represented 0.73% of loans outstanding at that date, as compared to approximately $11.3 million, or 1.01% of loans at December 31, 2009.  These non-current loans at December 31, 2010 were composed of approximately $5.1 million of consumer loans, principally indirect automobile loans, $2.1 million of residential real estate loans and $1.5 million of commercial loans.

All our impaired loans over $250 thousand are measured based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  We determine impairment for collateralized loans based on fair value of the collateral less estimated cost to sell.  For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers’ payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  Our method for measuring all other loans is described in detail in Note 4 to the consolidated financial statements.

During 2010, three commercial loans and one residential real estate loan over $250 thousand were considered impaired with an average recorded investment of $2.2 million.  At year-end 2010, the balance of impaired loans consisted of four loans with a combined balance of $2.2 million which had no related reserve, since the fair value of the collateral exceed the carrying amount of the loans.

At December 31, 2010, nonperforming loans amounted to $4.9 million, an increase of $227 thousand from the balance at year-end 2009.  Total nonperforming loans at year-end 2010 represented .43% of period-end loans, an increase from .42% at year-end 2009.  By way of comparison, the ratio of nonperforming loans to average loans for our peer group at December 31, 2010 was 3.53%, up from 3.51% at December 31, 2009.

During 2010, income recognized on year-end balances of nonaccrual loans was $211 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $314 thousand.

During 2009, three commercial loans over $250 thousand were considered impaired with an average recorded investment of $2.0 million.  At year-end 2009, the balance of impaired loans consisted of three loans with a combined balance of $1.9 million which had no related reserve.

At December 31, 2009, nonperforming loans amounted to $4.7 million, an increase of $734 thousand from the balance at year-end 2008.  Total nonperforming loans at year-end 2009 represented .42% of period-end loans, an increase from .35% at year-end 2008.  By way of comparison, the ratio of nonperforming loans to average loans for our peer group at December 31, 2009 was 3.51%, up from 2.41% at December 31, 2008.

During 2009, income recognized on year-end balances of nonaccrual loans was $163 thousand.  Income that would have been recognized during that period on nonaccrual loans, if such loans had been current in accordance with their original terms and had been outstanding throughout the period (or since origination if held for part of the period) was $357 thousand.

During 2008, four commercial loans over $250 thousand was considered impaired with an average recorded investment of $1.1 million.  At year-end 2008, the balance of impaired loans consisted of that one loan with a balance of $2.2 million which had no related reserve.

At December 31, 2008, nonperforming loans amounted to $3.9 million, an increase of $1.7 million from the balance at year-end 2007.  Total nonperforming loans at year-end 2008 represented .35% of period-end loans, a decrease from .21% at year-end 2007.  The ratio of nonperforming loans to average loans for our peer group at December 31, 2008 was 2.41%, up from 1.08% at December 31, 2007.

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

Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2010, we identified 99 commercial relationships totaling $27.5 million as potential problem loans.  At December 31, 2009, we identified 54 commercial relationships totaling $35.0 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.

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

5. Other Real Estate Owned and Repossessed Assets

Other real estate owned (“OREO”) consists of real property acquired in foreclosure.  OREO is carried at the lower of (i) fair value less estimated cost to sell or (ii) the recorded investment in the loan at the date of foreclosure, or cost.  We establish allowances for OREO losses, which are established and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell (when such amount is less than cost).  For all periods, all OREO was held for sale.  Repossessed assets for each of the five years in the table below consist of motor vehicles.

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2010	2009	2008	2007	2006
Single Family 1 - 4 Units	$---	$53	$581	$ 89	$ 48
Commercial Real Estate	---	---	---	---	200
Other Real Estate Owned, Net	---	53	581	89	248
Repossessed Assets	58	59	64	63	144
Total OREO and Repossessed Assets	$58	$112	$645	$152	$392

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2010	2009	2008	2007	2006
Balance at Beginning of Year	$53	$ 581	$ 89	$248	$ ---
Properties Acquired Through Foreclosure	---	54	581	115	248
Sales	(53)	(582)	(89)	(274)	---
Balance at End of Year	$ ---	$ 53	$581	$ 89	$248

There was no allowance for OREO losses at year-end 2010, 2009 or 2008.  During 2010, we did not acquire any properties through foreclosure and we sold the one property remaining at the end of 2009.  We started 2009 with four properties in OREO.  During the year we acquired one in 2009 and sold all four properties in inventory at the beginning of the year.  We started 2008 with one property in OREO.  During the year we acquired four more and sold one, ending the year with four properties.  We started 2007 with two properties in OREO.  During the year we acquired two more and sold three, ending the year with just one property.  We started 2006 with no properties in OREO.  During the year we acquired two properties, which remained unsold at year-end.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the “Provision for Loan Losses and Allowance for Loan Losses” in Part II Item 7.B.II. beginning on page 29 of this Report, including:

•

Charge-offs and Recoveries by loan type

•

Factors that led to the amount of the Provision for Loan Losses

•

Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 35 of this report.

IV. DEPOSITS

The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES

 (Dollars In Thousands)

	Years Ended December 31,
	2010		2009		2008
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$ 205,497	---%	$ 191,504	---%	$ 189,999	---%
NOW Accounts	541,161	1.03	460,096	1.12	367,351	1.41
Savings Deposits	361,949	0.59	307,133	0.68	281,208	1.21
Time Deposits of $100,000 or More	133,770	2.17	155,378	2.39	172,055	3.25
Other Time Deposits	249,192	2.37	249,575	2.94	243,247	3.55
Total Deposits	$1,491,569	1.28	$1,363,686	1.34	$1,253,860	1.82

During 2010 average deposit balances increased by $127.9 million, or 9.4%, over the average for 2009.  The increase was generated from our pre-existing branch network, although we did open a new branch in Queensbury, New York during the year.

During 2009 average deposit balances increased by $109.8 million, or 8.8%, over the average for 2008.  The increase was generated from our pre-existing branch network.

During 2008 average deposit balances increased by $47.1 million, or 3.9%, over the average for 2007.  The increase was generated from our pre-existing branch network.

We did not sell or close any branches during the covered period, 2008-2010.  We did not hold any brokered deposits during 2010, 2009 and 2008.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO

Quarterly Average Deposit Balances

(Dollars In Thousands)

	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Demand Deposits	$ 212,126	$ 217,017	$ 200,547	$ 191,950	$ 199,116
NOW Accounts	605,968	497,981	534,157	526,137	520,161
Savings Deposits	376,618	368,565	359,094	343,078	329,400
Time Deposits of $100,000 or More	124,284	130,471	133,737	146,874	155,588
Other Time Deposits	249,470	252,507	249,377	245,332	248,455
Total Deposits	$1,568,466	$1,466,541	$1,476,912	$1,453,371	$1,452,720

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 22% to 28% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.

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

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, versus significant growth in the second and fourth quarters.  Deposit balances followed this general pattern for 2010, enhanced by the addition of new municipal account relationships throughout the year.  We also experienced growth in our non-municipal account balances, primarily in NOW accounts and money market savings accounts.

We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases.  During periods of falling rates, like the period from mid-2007 through the end of 2008, depositors tend to transfer maturing time deposits to nonmaturity interest-bearing deposit products.  This continued during 2010.  At December 31, 2010 time deposits represented 24.0% of total deposits, down from 27.8% at December 31, 2009.  This compares to recent historical lows and highs for time deposits of 22.5% at June 30, 2004 and 40.8% at June 30, 2000.   We expect this shift from time deposits to nonmaturity deposit products to continue if rates remain at their current low levels.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2009
Demand Deposits	13.5%	14.8%	13.5%	13.2%	13.7%
NOW Accounts	38.7	34.0	36.2	36.2	35.8
Savings Deposits	24.0	25.1	24.3	23.6	22.7
Time Deposits of $100,000 or More	7.9	8.9	9.1	10.1	10.7
Other Time Deposits	15.9	17.2	16.9	16.9	17.1
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are typically obtained on a competitive bid basis.

Quarterly Cost of Deposits	Quarter Ended
	Dec 2010	Sep 2010	Jun 2010	Mar 2010	Dec 2010
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	0.97	0.97	1.09	1.10	1.14
Savings Deposits	0.53	0.56	0.64	0.64	0.65
Time Deposits of $100,000 or More	2.31	2.24	2.18	1.98	2.09
Other Time Deposits	2.31	2.33	2.38	2.46	2.71
Total Deposits (Including Non-Interest-Bearing)	1.05	1.07	1.15	1.16	1.24

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

We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2010, 2009 or 2008.

V. TIME DEPOSITS OF $100,000 OR MORE

The maturities of time deposits of $100,000 or more at December 31, 2010 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$ 27,417
Three to Six Months	13,365
Six to Twelve Months	16,445
2012	31,468
2013	7,738
2014	18,134
2015	5,763
Total	$120,330

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

Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, and the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $517.4 million at year-end 2010.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during 2010.

We participate in the Overnight Advance program with the FHLBNY, which allows for overnight advances up to the limit of pledged collateral, including mortgage-backed securities and loans.  The amount available for overnight advances amounted to $51.8 million at December 31, 2010.   During 2010, we used this facility for a short period.  The average balance of these overnight advances was $398 thousand for 2010.

The balance in other short-term borrowings at December 31, 2010 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At December 31, 2010, the amount available under this facility was $256.9 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, Arrow’s liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the end of 2010.

E. CAPITAL RESOURCES AND DIVIDENDS

Stockholders' equity was $152.3 million at December 31, 2010, an increase of $11.4 million, or 8.1%, from the prior year-end.  The most significant positive changes to stockholders’ equity included (a) net income of $21.9 million, (b) net unrealized gains in the valuation allowance for available-for-sale securities of $604 thousand, net of tax, (c) equity received from our various stock-based compensation plans of $3.5 million, offset, in part by (d) a net retirement plan losses reflected as a component of other comprehensive income of $387 thousand,  (e) cash dividends of $11.0 million, and (f) purchases of our own common stock of $3.3 million.

In each of 2004 and 2003, we enhanced our regulatory capital by issuing $10 million of capital securities in private placements with institutional investors, utilizing a subsidiary Delaware business trust for that purpose.  These trust preferred securities were reflected as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on our consolidated balance sheets as of December 31, 2010 and 2009.  In the past, these securities were an attractive funding vehicle, although the current financial downturn has caused trust preferred securities to become less favored from both a market and regulatory perspective.  Under the Federal Reserve’s current regulatory capital guidelines, trust preferred securities still qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Both of our issues of trust preferred securities qualify in their entirety as Tier 1 regulatory capital.  There is no current consideration, to our knowledge, that trust preferred securities will lose their status as Tier I capital under bank regulatory guidelines.

The maintenance of appropriate capital levels is a management priority.  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors.  Our principal capital planning goal is to provide an adequate return to stockholders while retaining a sufficient base to provide for future expansion and comply with all regulatory standards.

Our continuing strong capital base and financial condition were key factors in our decision in January of 2009, to decline a capital investment by the U.S. Treasury under their CPP (see page 9).

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

The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2010:

Capital Ratios:	Arrow	GFNB	SNB
Tier 1 Leverage Ratio	8.5%	8.3%	8.9%
Tier 1 Risk-Based Capital Ratio	14.4	14.3	14.3
Total Risk-Based Capital Ratio	15.7	15.5	15.5

At December 31, 2010 our holding company and both banks exceeded the minimum capital ratios established by the regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

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

The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to regulatory constrictions on payments of dividends, there are statutory limitations applicable to the payment of dividends by our bank subsidiaries.  As of December 31, 2010, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $27.8 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.

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

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances[1]	$130,000	$60,000	$60,000	$10,000	$ ---
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts[2]	20,000	---	---	---	20,000
Operating Lease Obligations[3]	2,813	380	777	781	875
Obligations under Retirement Plans[4]	31,335	2,761	5,964	6,414	16,196
Total	$184,148	$63,141	$66,741	$17,195	$37,071

1 See Note 10 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Federal Home Loan Bank Advances, including call provisions.

2 See Note 11 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities).

3 See Note 20 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.

4 See Note 15 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Plans.

H. FOURTH QUARTER RESULTS

We reported net income of $5.2 million for the fourth quarter of 2010, an increase of $71 thousand, or 1.4%, from the fourth quarter of 2009.  Diluted earnings per common share for the fourth quarter of 2010 were $.46, an increase of $.01, or 2.2%, from the $.45 amount for the fourth quarter of 2009.  The net change in earnings was primarily affected by the following: (a) a $860 thousand decrease in tax-equivalent net interest income, (b) a $933 thousand increase in noninterest income, (c) a $258 thousand decrease in the provision for loan losses, (d) a $71 thousand increase in noninterest expense, and (iii) a $145 thousand increase in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes elsewhere in this Report.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION

(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2010	2009
Interest and Dividend Income	$20,646	$22,169
Interest Expense	5,903	6,522
Net Interest Income	14,743	15,647
Provision for Loan Losses	177	435
Net Interest Income after Provision for Loan Losses	14,566	15,212
Noninterest Income	4,738	3,805
Noninterest Expense	11,770	11,699
Income Before Provision for Income Taxes	7,534	7,318
Provision for Income Taxes	2,346	2,201
Net Income	$ 5,188	$ 5,117

SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	11,239	11,238
Diluted	11,292	11,288
Basic Earnings Per Common Share	$.46	$.46
Diluted Earnings Per Common Share	.46	.45
Cash Dividends Per Common Share	.25	.24

AVERAGE BALANCES:
Assets	$1,970,085	$1,856,176
Earning Assets	1,884,402	1,781,464
Loans	1,147,889	1,109,496
Deposits	1,568,466	1,452,720
Stockholders’ Equity	154,677	140,786

SELECTED RATIOS (Annualized):
Return on Average Assets	1.04%	1.09%
Return on Average Equity	13.31%	14.42%
Net Interest Margin [1]	3.30%	3.68%

Net Charge-offs to Average Loans	.04%	.09%
Provision for Loan Losses to Average Loans	.06%	.16%

1Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial

   Measures” on page 4).

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)

The following quarterly financial information for 2010 and 2009 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Amounts)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$21,651	$21,678	$20,997	$20,646
Net Interest Income	15,711	15,655	15,168	14,743
Provision for Loan Losses	375	375	375	177
Net Securities Gains	---	878	618	11
Income Before Provision for Income Taxes	7,814	8,306	7,992	7,534
Net Income	5,415	5,714	5,575	5,188

Basic Earnings Per Common Share	$.48	$ .51	$.50	$ .46
Diluted Earnings Per Common Share	.48	.50	.50	.46

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$21,523	$21,501	$21,664	$22,169
Net Interest Income	14,731	14,785	15,202	15,647
Provision for Loan Losses	502	419	427	435
Net Securities Gains	277	4	48	28
Income Before Provision for Income Taxes	9,823	7,091	7,350	7,318
Net Income	6,682	4,931	5,062	5,117

Basic Earnings Per Common Share	$.60	$ .44	$.45	$ .46
Diluted Earnings Per Common Share	.59	.44	.45	.45

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2010 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited at zero.

Applying the simulation model analysis as of December 31, 2010, a 200 basis point increase in interest rates demonstrated a 0.1% increase in net interest income, and a 100 basis point decrease in interest rates demonstrated a 1.0% decrease in net interest income.  These amounts were well within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets.

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

Item 8.  Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

as of December 31, 2010 and 2009

Consolidated Statements of Income

for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders' Equity

for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Supplementary Data:  (Unaudited)

Summary of Quarterly Financial Data for the Years Ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York

March 8, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 8, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York

March 8, 2011

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2010	2009
ASSETS
Cash and Due from Banks	$ 25,961	$ 44,386
Interest-Bearing Deposits at Banks	5,118	22,730

Investment Securities:
Available-for-Sale	517,364	437,706
Held-to-Maturity (Approximate Fair Value of $162,713 in 2010 and $171,183 in 2009)	159,938	168,931
Other Investments	8,602	8,935

Loans	1,145,508	1,112,150
Allowance for Loan Losses	(14,689)	(14,014)
Net Loans	1,130,819	1,098,136
Premises and Equipment, Net	18,836	18,756
Other Real Estate and Repossessed Assets, Net	58	112
Goodwill	15,783	15,269
Other Intangible Assets, Net	1,458	1,443
Accrued Interest Receivable	6,512	7,115
Other Assets	17,887	18,108
Total Assets	$1,908,336	$1,841,627

LIABILITIES
Noninterest-Bearing Deposits	$ 214,393	$ 198,025
NOW Accounts	569,076	516,269
Savings Deposits	382,130	336,271
Time Deposits of $100,000 or More	120,330	148,511
Other Time Deposits	248,075	244,490
Total Deposits	1,534,004	1,443,566

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	51,581	72,020
Other Short-Term Borrowings	1,633	1,888
Federal Home Loan Bank Advances	130,000	140,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	1,957	2,257
Other Liabilities	16,902	21,078
Total Liabilities	1,756,077	1,700,809

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,625,512 Shares Issued at December 31, 2010 and 15,170,399 Shares Issued at December 31, 2009)	15,626	15,170
Additional Paid-in Capital	191,068	178,192
Retained Earnings	24,577	24,100
Unallocated ESOP Shares (132,296 Shares at December 31, 2010
and 105,167 Shares at December 31, 2009)	(2,876)	(2,204)
Accumulated Other Comprehensive Loss	(6,423)	(6,640)
Treasury Stock, at Cost (4,237,435 Shares at December 31,
2010 and 4,147,811 Shares at December 31, 2009)	(69,713)	(67,800)
Total Stockholders’ Equity	152,259	140,818
Total Liabilities and Stockholders’ Equity	$1,908,336	$1,841,627

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2010	2009	2008
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$64,283	$66,427	$67,638
Interest on Deposits at Banks	157	149	57
Interest on Federal Funds Sold	---	---	464
Interest and Dividends on Investment Securities:
Fully Taxable	14,701	14,739	16,164
Exempt from Federal Taxes	5,831	5,542	5,185
Total Interest and Dividend Income	84,972	86,857	89,508
INTEREST EXPENSE
NOW Accounts	5,582	5,172	5,173
Savings Deposits	2,136	2,101	3,398
Time Deposits of $100,000 or More	2,903	3,718	5,591
Other Time Deposits	5,900	7,331	8,628
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	124	129	779
Other Short-Term Borrowings	---	---	10
Federal Home Loan Bank Advances	6,458	7,340	7,462
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	592	701	1,236
Total Interest Expense	23,695	26,492	32,277
NET INTEREST INCOME	61,277	60,365	57,231
Provision for Loan Losses	1,302	1,783	1,671
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	59,975	58,582	55,560
NONINTEREST INCOME
Income from Fiduciary Activities	5,391	5,009	5,463
Fees for Other Services to Customers	7,864	8,051	8,562
Insurance Commissions	2,987	2,412	2,066
Net Gains on Securities Transactions	1,507	357	383
Net Gains on Sale of Loans	1,024	418	106
Other-Than-Temporary Impairment on Investment Securities	---	(375)	(1,610)
Net Gain on Sale of Merchant Bank Card Processing	---	2,966	---
Gain on Visa Stock Redemption	---	---	749
Gain on Sale of Premises	---	---	115
Other Operating Income	316	754	435
Total Noninterest Income	19,089	19,592	16,269
NONINTEREST EXPENSE
Salaries and Employee Benefits	27,552	27,042	24,551
Occupancy Expense, Net	6,849	6,580	6,690
FDIC Assessments	1,982	2,774	853
Other Operating Expense	11,035	10,196	10,299
Total Noninterest Expense	47,418	46,592	42,393

INCOME BEFORE PROVISION FOR INCOME TAXES	31,646	31,582	29,436
Provision for Income Taxes	9,754	9,790	8,999
NET INCOME	$21,892	$21,792	$20,437
Average Shares Outstanding:
Basic	11,266	11,231	11,208
Diluted	11,300	11,281	11,269
Per Common Share:
Basic Earnings	$ 1.94	$ 1.94	$ 1.82
Diluted Earnings	1.94	1.93	1.81

Share and Per Share Amounts have been restated for the September 2010 3% stock dividend.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2007	14,728,543	$14,729	$161,476	$15,347	$(2,042)	$(4,890)	$(62,364)	$122,256
Comprehensive Income, Net of Tax:
Net Income	---	---	---	20,437	---	---	---	20,437
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,860)	---	---	---	---	---	1,727	---	1,727
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $383)	---	---	---	---	---	(230)	---	(230)
Reclassification Adjustment for Other-Than- Temporary Impairment, Net of Tax (Pre-tax $1,610)	---	---	---	---	---	972	---	972
Net Retirement Plan Loss (Pre-tax $11,471)	---	---	---	---	---	(6,928)	---	(6,928)
Net Retirement Plan Prior Service Cost (Pre-tax $336)	---	---	---	---	---	(202)	---	(202)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $443)	---	---	---	---	---	268	---	268
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $200)	---	---	---	---	---	(121)	---	(121)
Other Comprehensive Loss								(4,514)
Comprehensive Income								15,923
Cash Dividends Paid, $.92 per Share [1]	---	---	---	(10,330)	---	---	---	(10,330)
Stock Options Exercised (79,823 Shares)	---	---	503	---	---	---	673	1,176
Shares Issued Under the Directors’ Stock Plan (5,185 Shares)	---	---	78	---	---	---	43	121
Shares Issued Under the Employee Stock Purchase Plan (19,286 Shares)	---	---	266	---	---	---	162	428
Shares Issued for Dividend Reinvestment Plans (17,568 Shares)	---	---	282	---	---	---	148	430
Stock-Based Compensation Expense	---	---	115	---	---	---	---	115
Tax Benefit for Disposition of Stock Options	---	---	176	---	---	---	---	176
Purchase of Treasury Stock (195,801 Shares)	---	---	---	---	---	---	(4,325)	(4,325)
Acquisition of Subsidiary (5,129 Shares)	---	---	69	---	---	---	43	112
Acquisition of Shares by ESOP (43,262 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (30,940 Shares)	---	---	250	---	470	---	---	720
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$(9,404)	$(65,620)	$125,802

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2008	14,728,543	$14,729	$163,215	$25,454	$(2,572)	$(9,404)	$(65,620)	$125,802
Comprehensive Income, Net of Tax:
Net Income	---	---	---	21,792	---	---	---	21,792
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,172)	---	---	---	---	---	707	---	707
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $357)	---	---	---	---	---	(215)	---	(215)
Reclassification Adjustment for Other-Than- Temporary Impairment, Net of Tax (Pre-tax $375)	---	---	---	---	---	226	---	226
Net Retirement Plan Gain (Pre-tax $2,456)	---	---	---	---	---	1,483	---	1,483
Net Retirement Plan Prior Service Cost (Pre-tax $257)	---	---	---	---	---	(155)	---	(155)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $1,370)	---	---	---	---	---	827	---	827
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $181)	---	---	---	---	---	(109)	---	(109)
Other Comprehensive Income								2,764
Comprehensive Income								24,556
3% Stock Dividend [2]	441,856	441	12,065	(12,506)	---	---	---	---
Cash Dividends Paid, $.95 per Share	---	---	---	(10,640)	---	---	---	(10,640)
Stock Options Exercised (73,797 Shares)	---	---	545	---	---	---	633	1,178
Shares Issued Under the Directors’ Stock Plan (4,603 Shares)	---	---	76	---	---	---	40	116
Shares Issued Under the Employee Stock Purchase Plan (19,055 Shares)	---	---	302	---	---	---	164	466
Shares Issued for Dividend Reinvestment Plans (66,924 Shares)	---	---	1,083	---	---	---	575	1,658
Stock-Based Compensation Expense	---	---	189	---	---	---	---	189
Tax Benefit for Disposition of Stock Options	---	---	193	---	---	---	---	193
Purchase of Treasury Stock (151,078 Shares)	---	---	---	---	---	---	(3,761)	(3,761)
Acquisition of Subsidiary (19,938 Shares)	---	---	373	---	---	---	169	542
Allocation of ESOP Stock (20,103 Shares)	---	---	151	---	368	---	---	519
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$(6,640)	$(67,800)	$140,818

  (Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued

(In Thousands, Except Share and Per Share Amounts)

						Accumulated
					Unallo-	Other Com-
	Common				cated	prehensive
	Shares	Common		Retained	ESOP	Income	Treasury
	Issued	Stock	Surplus	Earnings	Shares	(Loss)	Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$(6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	21,892	---	---	---	21,892
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,507)	---	---	---	---	---	1,514	---	1,514
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $1,507)	---	---	---	---	---	(910)	---	(910)
Net Retirement Plan Loss (Pre-tax $1,811)	---	---	---	---	---	(1,093)	---	(1,093)
Net Retirement Plan Prior Service Credit (Pre-tax $242)	---	---	---	---	---	146	---	146
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $1,112)	---	---	---	---	---	672	---	672
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $186)	---	---	---	---	---	(112)	---	(112)
Other Comprehensive Income								217
Comprehensive Income								22,109

3% Stock Dividend [2]	455,113	456	9,962	(10,418)	---	---	---	---
Cash Dividends Paid, $.98 per Share	---	---	---	(10,997)	---	---	---	(10,997)
Stock Options Exercised (52,662 Shares)	---	---	352	---	---	---	446	798
Shares Issued Under the Directors’ Stock Plan (5,587 Shares)	---	---	101	---	---	---	48	149
Shares Issued Under the Employee Stock Purchase Plan (19,564 Shares)	---	---	310	---	---	---	165	475
Shares Issued for Dividend Reinvestment Plans (66,177 Shares)	---	---	1,163	---	---	---	552	1,715
Stock-Based Compensation Expense	---	---	299	---	---	---	---	299
Tax Benefit for Disposition of Stock Options	---	---	105	---	---	---	---	105
Purchase of Treasury Stock (135,812 Shares)	---	---	---	---	---	---	(3,347)	(3,347)
Acquisition of Subsidiary (26,240 Shares)	---	---	459	---	---	---	223	682
Acquisition by ESOP of Arrow Stock (40,890 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (17,616 Shares)	---	---	125	---	328	---	---	453
Balance at December 31, 2010	15,625,512	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259

1 Cash dividends paid per share have been adjusted for the September 2010 3% stock dividend.

2 Included in the shares issued for the 3% stock dividend in 2010 were treasury shares of 124,042 and unallocated ESOP shares of 3,855.

See Notes to Consolidated Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2010	2009	2008
Net Income	$21,892	$21,792	$20,437
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities: Provision for Loan Losses	1,302	1,783	1,671
Depreciation and Amortization	3,563	2,813	2,571
Compensation Expense for Allocated ESOP Shares	125	151	250
Gains on the Sale of Securities Available-for-Sale	(1,507)	(550)	(422)
Losses on the Sale of Securities Available-for-Sale	---	193	39
Other-Than-Temporary Impairment	---	375	1,610
Loans Originated and Held-for-Sale	(41,030)	(24,490)	(2,311)
Proceeds from the Sale of Loans Held-for-Sale	31,760	24,908	6,830
Net Gains on the Sale of Loans	(1,024)	(418)	(106)
Net Loss (Gains) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	10	(2)	(133)
Contributions to Pension Plans	(1,813)	(2,304)	(6,810)
Deferred Income Tax Expense	154	705	2,203
Shares Issued Under the Directors’ Stock Plan	149	116	121
Stock-Based Compensation Expense	299	189	115
Net Decrease (Increase) in Other Assets	638	(5,672)	(374)
Net Decrease in Other Liabilities	(4,627)	(625)	(96)
Net Cash Provided By Operating Activities	9,891	18,964	25,595

Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	25,497	23,979	29,079
Proceeds from the Maturities and Calls of Securities Available-for-Sale	278,804	112,401	106,671
Purchases of Securities Available-for-Sale	(382,614)	(258,026)	(120,234)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	15,227	26,772	21,944
Purchases of Securities Held-to-Maturity	(6,532)	(61,965)	(41,493)
Net Increase in Loans	(24,259)	(4,062)	(77,333)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	612	1,299	1,164
Purchase of Premises and Equipment	(1,081)	(2,501)	(2,469)
Acquisition of Subsidiary	264	---	---
Net Decrease in Other Investments	333	---	---
Net Cash Used In Investing Activities	(93,749)	(162,103)	(82,671)

Cash Flows from Financing Activities:
Net Increase in Deposits	90,438	168,503	70,863
Net (Decrease) Increase in Short-Term Borrowings	(20,694)	13,952	6,237
Federal Home Loan Bank Advances	10,000	---	---
Federal Home Loan Bank Repayments	(20,000)	(20,000)	---
Purchase of Treasury Stock	(3,347)	(3,761)	(4,325)
Stock Options Exercised	798	1,178	1,176
Shares Issued Under the Employee Stock Purchase Plan	475	466	428
Tax Benefit from Exercise of Stock Options	105	193	176
Treasury Stock Issued for Dividend Reinvestment Plans	1,715	1,658	430
Acquisition of Unallocated Common Stock by the ESOP	(1,000)	---	(1,000)
Allocation of Common Stock Purchased by the ESOP	328	368	470
Cash Dividends Paid	(10,997)	(10,640)	(10,330)
Net Cash Provided By Financing Activities	47,821	151,917	64,125
Net (Decrease) Increase in Cash and Cash Equivalents	(36,037)	8,778	7,049
Cash and Cash Equivalents at Beginning of Year	67,116	58,338	51,289
Cash and Cash Equivalents at End of Year	$ 31,079	$ 67,116	$ 58,338
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$23,995	$27,201	$34,415
Income Taxes	15,223	10,301	6,235
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	568	683	1,152
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax	1,514	707	1,727
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax	(910)	(215)	(230)
Additional Shares Issued for Acquisition of Subsidiary	682	542	112
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	(387)	2,046	(6,983)
Fair Value of Assets from Acquisition of Subsidiary	882	---	---
Fair Value of Liabilities from Acquisition of Subsidiary	465	---	---

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (In Thousands, Except Per Share Amounts)

Arrow Financial Corporation is a bank holding company organized in 1983 under the laws of New York and registered under the Bank Holding Company Act of 1956.  The accounting and reporting policies of Arrow Financial Corporation and  Subsidiaries (collectively referred to herein as “Arrow” or the “Company”) conform to accounting principles generally accepted in the United States of America and general practices within the banking industry in all material respects.

Principles of Consolidation - The financial statements of Arrow and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 24, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current-year financial statement presentation.

Cash and Cash Equivalents - Cash and cash equivalents include the following items:  cash at branches, due from bank balances, cash items in the process of collection, interest-bearing bank balances and federal funds sold.

Securities - Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes.  Realized gains and losses are based upon the amortized cost of the specific security sold.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  To determine whether an impairment is other-than-temporary, we consider all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the debt security or more likely than not will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss.  If we intend to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Our Consolidated Statement of Income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on equity securities and debt securities that we intend to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis.  For available-for-sale and held-to-maturity debt securities that management does not intend to sell and believes that more likely-than-not will be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using our cash flow projections, which are based on our assumptions.

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

In management’s opinion, the balance of the allowance for loan losses, at each balance sheet date, is sufficient to provide for probable loan losses inherent in the corresponding loan portfolio.

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

Goodwill and Other Intangible Assets – Identifiable intangible assets acquired in a business combination are capitalized and amortized.  Any remaining unidentifiable intangible asset is classified as goodwill, for which amortization is not required but which must be evaluated quarterly for impairment.  Arrow tests for impairment of goodwill on at least an annual basis, or when events and circumstances indicate potential impairment.  The goodwill impairment test is a two-step process.  The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

In April 2010, Arrow acquired all of the outstanding shares of common stock of Loomis & LaPann, Inc. in a tax-free exchange for Arrow’s common stock (26,240 shares, as restated for stock dividends).  Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($514) and expirations ($126).  The value of the expirations is being amortized over twenty years.  The agreement provides for annual contingent future payments of Company stock, based upon earnings and retention of certain customers, over a three-year period.  The present value of these expected payments were included in the purchase price at the acquisition date, April 1, 2010.

In April 2005 Arrow completed the cash purchase of three branches from HSBC Bank USA, N.A.  Arrow recorded the following intangible assets as a result of the acquisition: goodwill ($3,690) and core deposit intangible asset ($2,247).  The value of the core deposit intangible asset is being amortized over ten years.

In November 2004, Arrow acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. in a tax-free exchange for Arrow’s common stock.  The agreement provided for annual contingent future payments of Company stock, based upon earnings, over a five-year period.  The final contingent payment of $542 (20,672 shares) was recorded in 2009.

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

Arrow has sold residential real estate loans (primarily to Freddie Mac) with servicing retained.   Mortgage servicing rights are recognized as an asset when loans are sold with servicing retained, by allocating the cost of an originated mortgage loan between the loan and servicing right based on estimated relative fair values.  The cost allocated to the servicing right is capitalized as a separate asset and amortized in proportion to, and over the period of, estimated net servicing income.  Capitalized mortgage servicing rights are evaluated for impairment by comparing the asset’s carrying value to its current estimated fair value.  Fair values are estimated using a discounted cash flow approach, which considers future servicing income and costs, current market interest rates, and anticipated prepayment, and default rates.  Impairment losses are recognized through a valuation allowance for servicing rights having a current fair value that is less than amortized cost.  Adjustments to increase (decrease) the valuation allowance are charged (credited) to income as a component of other operating income. There was no allowance for impairment losses at December 31, 2010 or 2009.

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

Stock-Based Compensation Plans – Arrow has two stock option plans, which are described more fully in Notes 16 and 17.  The Company expenses the grant date fair value of options granted.  The expense is recognized over the four year vesting period of the grant.

Arrow sponsors an Employee Stock Purchase Plan (“ESPP”) under which employees may purchase Arrow’s common stock at a 5% discount below market price at the time of purchase. This stock purchase plan is not considered a compensatory plan.

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

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  For example, Arrow has a trust department that contributes net fee income annually.  The value of trust department customer relationships is not considered a financial instrument of the Company, and therefore this value has not been incorporated into the fair value estimates.  Other significant assets and liabilities that are not considered financial assets or liabilities include deferred taxes, premises and equipment, the value of low-cost, long-term core deposits and goodwill.  In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 22.  As of December 31, 2010 and 2009, and during 2010, 2009 and 2008, Arrow had no derivative instruments, other than loans pending settlement and loan commitments on loans intended for sale, the amounts of which are not material.

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

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trust Assets and Fiduciary Income - Assets held by Arrow in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these assets are not assets of Arrow.  Income from fiduciary activities is reported on the accrual basis.

Segment Reporting - Management evaluates the operations of Arrow based solely on one business segment – community banking, which constitutes Arrow’s only segment for financial reporting purposes.  Arrow provides other services, such as trust administration, retirement plan administration, advice to our proprietary mutual funds and insurance products, but these services do not rise to the quantitative thresholds for separate disclosure.  Arrow operates primarily in the northeastern region of New York State in Warren, Washington, Saratoga, Essex and Clinton counties and surrounding areas.

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

ASU 2010-28, Intangibles—Goodwill and Other  (Topic 350)  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts: The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  We have determined that this pronouncement did not have a material impact on our financial condition or results of operations.

ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses & ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Trouble Debt Restructurings in Update No. 2010-20: The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  These new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011.  We have determined that this pronouncement did not have a material impact on our financial condition or results of operations.  We have included the required disclosures in Note 4 of the 2010 notes to the consolidated financial statements.

ASU 2010-12, Income Taxes (Topic 740) – Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts: For measuring the impact on deferred tax assets and liabilities based on provisions of enacted law, the impact of both Acts, the Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act, should be considered. This pronouncement requires that income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. The provisions were in effect for reporting periods ending on or after March 31, 2010.  We have determined that this pronouncement did not have a material impact on our financial condition or results of operations.

NOTE 1:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ASU 2010-11, Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives: Clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered to be embedded derivatives that should not be analyzed for potential bifurcation and separate accounting.  The amendments in this pronouncement are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010 and did not have a material effect on our financial condition or results of operations.

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

NOTE 2:

CASH AND CASH EQUIVALENTS (In Thousands)

	2010	2009
Cash and Due From Banks	$25,961	$44,386
Interest-Bearing Deposits at Banks	5,118	22,730
Total Cash and Cash Equivalents	$31,079	$67,116
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$19,822	$19,007
Required reserve balances at the Federal Reserve Bank (Based on a two week average)	11,501	10,687
Excess reserve balances at the Federal Reserve Bank	---	12,043

Beginning in the fourth quarter of 2008, the Federal Reserve Bank began paying interest on both required reserve balances and excess reserve balances.  Excess reserve balances would have been maintained as federal funds sold or overnight Federal Home Loan Bank deposits in prior periods.  Bank subsidiaries are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  At both December 31, 2010 and 2009 all interest-bearing deposits at banks were held at the Federal Reserve Bank of New York.

NOTE  3:

INVESTMENT SECURITIES (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at December 31, 2010 and 2009 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2010:
U.S. Agency Obligations	$ 97,943	$ 98,173	$ 326	$ 96
State and Municipal Obligations	89,471	89,528	72	15
Collateralized Mortgage Obligations	161,247	166,964	6,692	975
Mortgage-Backed Securities - Residential	159,636	159,926	2,532	2,242
Corporate and Other Debt Securities	1,516	1,417	---	99
Mutual Funds and Equity Securities	1,333	1,356	70	47
Total Securities Available-for-Sale	$511,146	$517,364	$9,692	$3,474

December 31, 2009:
U.S. Agency Obligations	$122,768	$123,331	$ 566	$ 3
State and Municipal Obligations	18,843	18,913	75	5
Collateralized Mortgage Obligations	196,359	199,781	4,625	1,203
Mortgage-Backed Securities - Residential	91,745	93,017	2,110	838
Corporate and Other Debt Securities	1,465	1,331	---	134
Mutual Funds and Equity Securities	1,308	1,333	31	6
Total Securities Available-for-Sale	$432,488	$437,706	$7,407	$2,189

NOTE  3:

SECURITIES (Continued)

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2010
State and Municipal Obligations	$158,938	$161,713	$2,911	$136
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$159,938	$162,713	$2,911	$136

December 31, 2009:
State and Municipal Obligations	$167,931	$170,183	$2,706	$454
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,931	$171,183	$2,706	$454

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $7,743 and $859 at December 31, 2010, respectively and $8,107 and $828 at December 31, 2009, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings (see Note 10) and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of December 31, 2010 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Agency Obligations	$ 60,000	$ 60,146	$ ---	$ ---
State and Municipal Obligations	68,961	68,979	19,439	19,632
Collateralized Mortgage Obligations	13,768	13,981	---	---
Mortgage-Backed Securities - Residential	3,019	3,113	---	---
Corporate and Other Debt Securities	---	---	---	---
Total	145,748	146,219	19,439	19,632

From 1 - 5 Years:
U.S. Agency Obligations	37,943	38,027	---	---
State and Municipal Obligations	16,554	16,586	63,379	64,200
Collateralized Mortgage Obligations	123,746	129,397	---	---
Mortgage-Backed Securities - Residential	71,914	72,581	---	---
Corporate and Other Debt Securities	185	185	---	---
Total	250,342	256,776	63,379	64,200

From 5 - 10 Years:
State and Municipal Obligations	1,165	1,172	65,062	66,659
Collateralized Mortgage Obligations	23,733	23,586	---	---
Mortgage-Backed Securities - Residential	65,343	64,613	---	---
Total	90,241	89,371	65,062	66,659

Over 10 Years:
State and Municipal Obligations	2,791	2,791	11,058	11,222
Collateralized Mortgage Obligations	---	---	---	---
Mortgage-Backed Securities - Residential	19,360	19,619	---	---
Corporate and Other Debt Securities	1,331	1,232	1,000	1,000
Total	23,482	23,642	12,058	12,222
Total Debt Securities	$509,813	$516,008	$159,938	$162,713

NOTE  3:

SECURITIES (Continued)

The following table sets forth the components of interest and dividend income on securities available-for-sale, securities held-to-maturity and other investments for the year ended December 31:

Components of Investment Securities Interest and Dividend Income	2010	2009	2008
Available-for-Sale:
Taxable Interest Income	$14,050	$14,138	$15,490
Nontaxable Interest Income	634	468	805
Dividend Income	54	47	38
Total Interest and Dividend Income, on Securities Available-for-Sale	$14,738	$14,653	$16,333
Held-to-Maturity
Taxable Interest Income	$ 82	$ 63	$ 13
Nontaxable Interest Income	5,197	5,074	4,380
Total Interest Income, on Securities Held-to-Maturity	$5,279	$5,137	$4,393
Other Investments	$515	$491	$623

The fair value of securities pledged to secure repurchase agreements amounted to $51,581 and $72,020 at December 31, 2010 and 2009, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $382,142 and $360,885 at December 31, 2010 and 2009, respectively.  Other mortgage-backed securities at December 31, 2010 and 2009 included $1,598 and $2,147, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at December 31, 2010 and 2009, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

December 31, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$ 23,928	$ 72	$ 5,976	$ 24	$ 29,904	$ 96
State & Municipal Obligations	11,632	11	2,432	4	14,064	15
Collateralized Mortgage Obligations	32,027	975	---	---	32,027	975
Mortgage-Backed Securities - Residential	69,461	1,957	12,129	285	81,590	2,242
Corporate & Other Debt Securities	283	48	949	51	1,232	99
Mutual Funds and Equity Securities	1,095	47	---	---	1,095	47
Total Securities Available-for-Sale	$138,426	$3,110	$21,486	$364	$159,912	$3,474
Held-to-Maturity Portfolio
State & Municipal Obligations	$6,449	$ 73	$4,552	$ 63	$11,001	$136

The table above for December 31, 2010 consists of 104 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to December 31, 2010, there were no securities downgraded below investment grade.

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

NOTE  3:

SECURITIES (Continued)

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

The table above for December 31, 2009 consists of 103 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  Agency-backed CMOs are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are partially insured, with the remainder supported by the general taxing authority of the municipality and, in the cases of school districts, are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of three corporate bonds, one private placement trust preferred, and one trust preferred pool.  The three corporate bond issues are rated investment grade, and are performing.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing. Mutual funds and equity securities include four common stock holdings that show unrealized losses which are not deemed to be other-than-temporarily impaired, at December 31, 2009.

These unrealized losses do not reflect deterioration in the credit worthiness of the companies, since they have adequate capital positions.  The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities. Since we have the intent and ability to hold these investments until a recovery of fair value, which may be until maturity for the debt securities, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Other-Than-Temporary Impairment

At December 31, 2010 and 2009, mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired in 2009.  The common stock had a book value of $1,094 after the recognition of $375 in losses charged to earnings for the year ended December 31, 2009. The approximate fair value for this security was $1,050 and $1,094 at December 31, 2010 and 2009.

NOTE 4:

LOANS (In Thousands)

Loan balances outstanding as of December 31, 2010 and 2009 consisted of the following:

Loans
As of December 31, 2010 and 2009

	2010	2009
Commercial	$ 97,621	$ 89,222
Commercial real estate:
Commercial real estate - construction	7,090	15,336
Commercial real estate - other	214,291	185,582
Consumer:
Consumer – other	6,482	11,981
Consumer – automobile	334,656	317,854
Residential – prime	485,368	492,175
Total	$1,145,508	$1,112,150

Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$ 1,118	$ 1,118
Overdrawn deposit accounts, included in the above balances	417	661
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	215,307	237,098
Residential Real Estate Loans Serviced for Freddie Mac, not included in the balances above	73,103	52,078
Loans held for sale at period-end, included in the above balances	10,294	---
Loans to Related Parties:
Balance at period-end	14,987	15,345
New loans and renewals, during the year	1,052	7,379
Repayments, during the year	1,932	4,816

Credit Quality Indicators

The following table provides information about loan credit quality at December 31, 2010:

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$94,290	$5,117	$187,070
Special Mention	160	---	7,318
Substandard	3,171	1,973	19,903
Doubtful	---	---	---
Total	$97,621	$7,090	$214,291

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer-Other	Consumer-Auto	Residential-Prime
Performing	$6,477	$333,847	$483,725
Nonperforming	5	809	1,643
Total	$6,482	$334,656	$485,368

NOTE 4:

LOANS (Continued)

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan.  The system has eight levels of credit quality (the first three have been combined in the preceding table), defined as follows: 1) Satisfactory - Satisfactory borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record, loans with potential for problems due to weakening economic or market conditions, loans subject to an inadequate loan agreement, loans with insufficient or flawed documentation, loans where the loan officer lacks sufficient expertise to properly control the account, and other deviations from prudent lending practice; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  However, this classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.  Commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of 5 or below, when the loan is evaluated quarterly.  The credit quality indictor is one of the factors used to determine any loss, as further described in this footnote.

Past Due Loans

The following table provides an analysis of the age of the recorded investment in loans that are past due at the end of the period.  Consistent with regulatory instructions, Arrow considers an amortizing loan past due 30 or more days only if the borrower is two or more payments past due.  Matured loans and all other loans are considered past due 30 or more days based on the payment due date.  Nonaccrual loans are included in the first three columns, unless the loan is past due less than 30 days.

Age Analysis of Past Due Loans
As of December 31, 2010

	30-59	60-89	Greater
	Days	Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

Commercial	$ 591	$ 377	$ 79	$ 1,047	$ 96,572	$ 97,619
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	7,090	7,090
Commercial Real Estate – other	483	---	254	737	213,554	214,291
Consumer:
Consumer-other	5	---	---	5	6,477	6,482
Consumer-auto	3,542	1,547	508	5,597	329,061	334,658
Residential-prime	212	1,884	1,145	3,241	482,127	485,368
Total	$4,833	$3,808	$1,986	$10,627	$1,134,881	$1,145,508

NOTE 4:

LOANS (Continued)

Nonaccrual Loans and Loans Past Due 90 or More Days and Still Accruing Interest

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of nonperformance (generally 90 days for consumer installment loans, 120 days for home equity lines of credit and 150 days for other residential real estate loans) or the likelihood of repayment is uncertain in the opinion of management.  The nonaccrual status for all commercial loans is evaluated on a loan-by-loan basis.  The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed – against earnings for interest accrued during the calendar year and against the allowance for loan losses for prior accrued interest.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, we may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.  We had no material commitments to make additional advances to borrowers with nonperforming loans at December 31, 2010 or 2009.

The following table presents information concerning loans on nonaccrual status and loans past due 90 or more days and still accruing interest at December 31:

Loans on Nonaccrual Status and Past Due 90 or More Days and Still Accruing Interest
As of December 31, 2010 and 2009

	2010		2009
		90 Days		90 Days
	Nonaccrual	Past Due	Nonaccrual	Past Due
Commercial	$ 94	$ ---	$ 309	$ ---
Commercial real estate:
Commercial real estate - construction	---	---	---	---
Commercial real estate - other	2,237	83	2,235	---
Consumer:
Consumer – other	5	---	---	---
Consumer – auto	809	---	945	---
Residential – prime	916	727	901	270
Total nonaccrual loans and loans past due 90 or more days and still accruing interest	$4,061	$810	$4,390	$270

Interest income on nonaccrual loans:
Gross income that would have been earned under original terms	$314		$357
Interest included in income	211		163

Impaired Loans

We evaluate restructured loans and all nonaccrual loans over $250 thousand individually for impairment.  We determine impairment primarily by evaluating the fair value of all collateral and secondarily by analysis of all other cash-flows available to the borrower to satisfy all contractual loan payments.   For return to accrual status and for payments received after the loan has been designated as impaired, we use the same analysis as applied to nonaccrual loans, as described above.

Impaired Loans
For the Years Ended December 31, 2010 and 2009

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2010
With no related allowance recorded:
Commercial real estate	$1,986	$1,986	$---	$1,937	$116
Residential Real Estate	252	252	---	254	9
Total Impaired Loans	$2,238	$2,238	$---	$2,191	$125

2009
With no related allowance recorded:
Commercial real estate	$1,900	$1,900	---	$2,038	---

NOTE 4:

LOANS (Continued)

Allowance for Credit Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans and losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and commercial real estate loans over $250 thousand individually, as described above, while we evaluate the remainder of the portfolio on a pooled basis as described below.

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

Estimated losses reflect consideration of all significant factors that affect the collectability of the portfolio as of December 31, 2010.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

NOTE 4:

LOANS (Continued)

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $1.3 million, or 8.7% of the total allowance for loan losses, at December 31, 2010.

The following summarizes the changes in the allowance for credit losses during the years and the period-end recorded investment in loans for the years ended December 31, 2010 and 2009:

Allowance for Credit Losses
		Commercial
	Commercial	Real Estate	Consumer	Residential	Unallocated	Total
2010
Beginning balance	$1,304	$4,000	$4,901	$2,954	$855	$14,014
Charge-offs	(30)	---	(864)	---	---	(894)
Recoveries	5	---	262	---	---	267
Provision	758	(872)	789	209	418	1,302
Ending balance	$2.037	$3.128	$5.088	$3.163	$1,273	$14,689
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$2,037	$3,128	$5,088	$3,163
Loans:
Ending balance	$97,621	$221,381	$341,138	$485,368		$1,145,508
Ending balance: Individually evaluated for impairment	$ --	$ 1,986	$ ---	$ 252		$2,238
Ending balance: Collectively evaluated for impairment	$97,621	$219,395	$341,138	$485,116		$1,143,270

2009
Beginning balance	$1,735	$3,568	$4,859	$2,610	$500	$13,272
Charge-offs	(88)	---	(1,317)	(25)	---	(1,430)
Recoveries	14	---	369	6	---	389
Provision	(357)	432	990	363	355	1,783
Ending balance	$1,304	$4,000	$4,901	$2,954	$855	$14,014
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$1,304	$4,000	$4,901	$2,954
Loans:
Ending balance	$89,222	$220,488	$329,835	$472,605		$1,112,150
Ending balance: Individually evaluated for impairment	$ --	$ 1,900	$ ---	$ ---		$ 1,900
Ending balance: Collectively evaluated for impairment	$89,222	$218,588	$329,835	$472,605		$1,110,250

Off-Balance Sheet Credit Exposures

Currently, our off-balance sheet credit exposures are limited to commitments to make future loans and for outstanding letters of credit.  We follow the same procedures for evaluating the loss on these financial obligations as for our loans with outstanding balances.  Any loss is charged to other operating expenses.

NOTE  5:

PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2010 and 2009 is presented below:

	2010	2009
Land and Bank Premises	$23,801	$23,436
Equipment, Furniture and Fixtures	17,543	17,166
Leasehold Improvements	916	753
Total Cost	42,260	41,355
Accumulated Depreciation and Amortization	(23,424)	(22,599)
Net Premises and Equipment	$18,836	$18,756

Amounts charged to expense for depreciation totaled $1,759, $1,673 and $1,224 in 2010, 2009 and 2008, respectively. Amounts charged to expense for leasing office space totaled $351, $313 and $321 in 2010, 2009 and 2008, respectively.

NOTE  6:

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS (In Thousands)

There were no properties in other real estate owned at December 31, 2010.  The balance of other real estate owned was $53 at December 31, 2009 and was comprised of one residential real estate property, which was sold during 2010.  We did not repossess any residential real estate properties during 2010.  Repossessed assets totaled $58 and $59 at December 31, 2010 and 2009, respectively, and consisted solely of motor vehicles repossessed in satisfaction of loans.

NOTE 7:

OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2010, 2009 and 2008:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Covenants[1]	Expirations[1]	Total
Gross Carrying Amount, December 31, 2010	$2,247	$723	$117	$876	$3,963
Accumulated Amortization	(1,787)	(351)	(117)	(250)	(2,505)
Net Carrying Amount, December 31, 2010	$ 460	$ 372	$ ---	$626	$1,458

Gross Carrying Amount, December 31, 2009	$2,247	$506	$117	$751	$3,621
Accumulated Amortization	(1,573)	(294)	(117)	(194)	(2,178)
Net Carrying Amount, December 31, 2009	$ 674	$ 212	$ ---	$557	$1,443

Gross Carrying Amount, December 31, 2008	$2,247	$329	$117	$751	$3,444
Accumulated Amortization	(1,318)	(232)	(96)	(146)	(1,792)
Net Carrying Amount, December 31, 2008	$ 929	$ 97	$ 21	$605	$1,652

Amortization Expense:
2010	$214	$67	$---	$56	$337
2009	255	62	21	48	386
2008	297	51	23	41	412

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Expirations[1]	Total
Estimated Annual Amortization Expense:
2011	$174	$ 80	$ 59	$ 313
2012	133	72	58	263
2013	92	71	51	214
2014	51	71	44	166
2015	10	49	43	102
Later Years	---	29	371	400
Total	$460	$372	$626	$1,458

1 Reported in the income statement as a component of other operating expense.

2 Reported in the income statement as a reduction of servicing fee income.

During 2010 and 2009, no impairment losses were recognized with respect to Arrow’s existing goodwill or intangible assets.

NOTE 8:

TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2010:

	Time Deposits of $100,000 or More	Other Time Deposits
2011	$ 57,227	$122,741
2012	31,468	69,095
2013	7,738	17,028
2014	18,134	27,060
2015	5,763	12,002
2016 and Beyond	---	149
Total	$120,330	$248,075

NOTE 9:

SHORT-TERM BORROWINGS (Dollars in Thousands)

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:	2010	2009	2008
Balance at December 31	$51,581	$72,020	$59,339
Maximum Month-End Balance	67,772	72,020	69,547
Average Balance During the Year	62,683	58,290	57,711
Average Rate During the Year	0.20%	0.22%	1.35%
Rate at December 31	0.19%	0.21%	0.49%
Other Short-Term Borrowings:
Balance at December 31	$1,633	$1,888	$ 617
Maximum Month-End Balance	2,077	3,224	3,751
Average Balance During the Year	1,399	1,276	762
Average Rate During the Year	0.00%	0.00%	1.31%
Rate at December 31	0.00%	0.00%	0.02%
Average Aggregate Short-Term Borrowing Rate During the Year	0.19%	0.22%	1.35%

Securities sold under agreements to repurchase generally mature within ninety days.  Arrow maintains effective control over the securities underlying the agreements.  Federal funds purchased represent overnight transactions.

Other short-term borrowings are comprised of demand notes issued to the U.S. Treasury.   In addition, Arrow has in place unsecured federal funds lines of credit with three correspondent banks totaling $30 million and secured short-term facilities with the Federal Home Loan Bank of New York (“FHLBNY”) and the Federal Reserve Bank of New York.

NOTE 10:

FHLBNY ADVANCES (Dollars in Thousands)

Arrow participates in the Overnight Advance program with the FHLBNY, which allows for overnight advances up to the limit of pledged collateral, including mortgage-backed securities and loans.  The amount available for overnight advances amounted to $51,808 at December 31, 2010.  Participation in the FHLBNY program requires an investment in FHLBNY stock.  The investment in FHLBNY stock, included in Other Investments on the Consolidated Balance Sheets, amounted to $7,743 and $8,107 at December 31, 2010 and 2009, respectively.  Arrow also borrows longer-term funds from the FHLBNY.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLBNY at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLBNY at the then prevailing market rate of interest.  The borrowings are secured by mortgage loans and/or mortgage-backed securities and/or FHLBNY stock held by Arrow.  The total amount of assets pledged to the FHLBNY for borrowing arrangements at December 31, 2010 and 2009 amounted to $220,563 and $243,314, respectively.

The table below presents information applicable to FHLBNY advances as of December 31, 2010 and 2009:

2010 Amount	2009 Amount	Effective Rate	Next Call Date	Call Frequency	Maturity Date
$ 10,000	$ 10,000	3.88%	01/09/2011	Quarterly	10/06/2015
10,000	10,000	4.70%	01/12/2011	Quarterly	01/12/2012
5,000	5,000	4.91%	01/28/2011	Quarterly	07/28/2011
5,000	5,000	4.82%	01/28/2011	Quarterly	07/28/2011
10,000	10,000	4.72%	01/27/2011	Quarterly	07/27/2012
10,000	10,000	4.46%	02/28/2011	Quarterly	08/28/2012
10,000	10,000	3.73%	03/20/2011	Quarterly	12/20/2012
10,000	10,000	5.12%		One-Time	02/14/2011
10,000	10,000	5.18%		One-Time	02/23/2011
10,000	10,000	5.03%		One-Time	04/28/2011
10,000	10,000	5.20%		One-Time	05/19/2011
10,000	10,000	5.07%		One-Time	05/19/2011
10,000	10,000	4.32%		One-Time	10/09/2012
10,000	---	1.63%		One-Time	07/01/2013
---	10,000	4.24%		Quarterly	10/06/2010
---	10,000	4.41%		Quarterly	12/19/2010
$130,000	$140,000

The table below presents the amounts of FHLBNY advances maturing in the next five years and beyond:

Final Maturity	Amount
2011	$ 60,000
2012	50,000
2013	10,000
2014	---
2015	10,000
Total FHLBNY Advances	$130,000

NOTE 11:

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN CORPORATION’S JUNIOR SUBORDINATED

DEBENTURES (In Thousands)

During 2010, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, having an aggregate amount of $20,000, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Income Statements.

The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities") in the aggregate amount of $10,000.  The ACST II trust preferred securities bore a rate of 6.53% through September 30, 2008.  After that date the rate became variable, adjusting quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008.

The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30year guaranteed preferred beneficial interests in the trust's assets ("ACST III trust preferred securities") in the aggregate amount of $10,000.  The rate on the ACST III trust preferred securities is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount ($10,000) of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.  The ACST III trust preferred securities become redeemable on or after March 31, 2010.

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

Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2010, 2009 and 2008 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

NOTE 12:

ACCUMULATED OTHER COMPREHENSIVE LOSS (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2010	2009
Retirement Plan Net Loss	$(10,610)	$(10,185)
Retirement Plan Prior Service Credit	432	395
Net Unrealized Securities Holding Gains	3,755	3,150
Total Accumulated Other Comprehensive Loss	$ (6,423)	$ (6,640)

NOTE 13:

EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2010.  All share and per share amounts have been adjusted for the 2010 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Year Ended December 31, 2010:
Basic EPS	$21,892	11,266	$1.94
Dilutive Effect of Stock Options	---	34
Diluted EPS	$21,892	11,300	$1.94
For the Year Ended December 31, 2009:
Basic EPS	$21,792	11,231	$1.94
Dilutive Effect of Stock Options	---	50
Diluted EPS	$21,792	11,281	$1.93
For the Year Ended December 31, 2008:
Basic EPS	$20,437	11,208	$1.82
Dilutive Effect of Stock Options	---	61
Diluted EPS	$20,437	11,269	$1.81

NOTE 13:

EARNINGS PER COMMON SHARE (Continued)

During a portion of 2009, options to purchase 71 shares of common stock at an average price of $27.57 per share were outstanding but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares during that period.  Anti-dilutive shares for 2008 and 2007 were 254 shares at an average price of $24.22 per share and 267 shares at an average price of $24.21, for the respective years.

NOTE 14:

REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.

The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2010, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $27,849.

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

Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2010, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.

Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2010 and 2009:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk Weighted Assets):
Arrow	$180,322	15.7%	$91,884	8.0%	$114,855	10.0%
Glens Falls National	150,959	15.5	77,914	8.0	97,393	10.0
Saratoga National	28,369	15.5	14,642	8.0	18,303	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	165,944	14.4	46,096	4.0	69,143	6.0
Glens Falls National	138,936	14.3	38,863	4.0	58,295	6.0
Saratoga National	26,078	14.3	7,295	4.0	10,942	6.0
Tier I Capital (to Average Assets):
Arrow	165,944	8.5	78,091	4.0	78,091	4.0
Glens Falls National	138,944	8.3	66,957	4.0	83,696	5.0
Saratoga National	26,078	8.9	11,720	4.0	14,651	5.0

NOTE 14:

REGULATORY MATTERS (Continued)

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk Weighted Assets):
Arrow	$168,121	15.4%	$87,336	8.0%	$109,169	10.0%
Glens Falls National	141,498	15.7	72,101	8.0	90,126	10.0
Saratoga National	26,027	13.9	14,980	8.0	18,724	10.0
Tier I Capital (to Risk Weighted Assets):
Arrow	154,490	14.2	43,518	4.0	65,277	6.0
Glens Falls National	130,209	14.4	36,169	4.0	54,254	6.0
Saratoga National	23,687	12.7	7,460	4.0	11,191	6.0
Tier I Capital (to Average Assets):
Arrow	154,490	8.4	73,567	4.0	73,567	4.0
Glens Falls National	130,209	8.3	62,751	4.0	78,439	5.0
Saratoga National	23,687	8.6	11,017	4.0	13,772	5.0

NOTE  15:

RETIREMENT PLANS (Dollars in Thousands)

Arrow sponsors qualified and nonqualified defined benefit pension plans and other postretirement benefit plans for its employees.  For the qualified pension plan, the fair value of the plan’s assets, at $37,318, exceeded the projected benefit obligation by $4,981 at December 31, 2010.  Arrow maintains a non-contributory pension plan, which covers substantially all employees.  Effective December 1, 2002, all active participants in the qualified defined benefit pension plan were given a one-time irrevocable election to continue participating in the traditional plan design, for which benefits were based on years of service and the participant’s final compensation (as defined), or to begin participating in the new cash balance plan design.  All employees who participate in the plan after December 1, 2002 automatically participate in the cash balance plan design.  The interest credits under the cash balance plan are based on the 30-year U.S. Treasury rate in effect for November of the prior year.  The service credits under the cash balance plan are equal to 6.0% of eligible salaries for employees who become participants on or after January 1, 2003.  For employees in the plan prior to January 1, 2003, the service credits are scaled based on the age of the participant, and range from 6.0% to 12.0%.  The funding policy is to contribute up to the maximum amount that can be deducted for federal income tax purposes and to make all payments required under ERISA.  Arrow also maintains a supplemental non-qualified unfunded retirement plan to provide eligible employees of Arrow and its subsidiaries with benefits in excess of qualified plan limits imposed by federal tax law.

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

The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Pension Plans:	2010			2009
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Change in Benefit Obligation:
Benefit Obligation at January 1	$28,687	$ 4,003	$32,690	$25,594	$ 3,645	$29,239
Service Cost	1,185	56	1,241	1,042	55	1,097
Interest Cost	1,667	235	1,902	1,532	219	1,751
Amendments	---	---	---	---	70	70
Actuarial Loss	2,458	338	2,796	1,666	318	1,984
Benefits Paid	(1,660)	(313)	(1,973)	(1,147)	(304)	(1,451)
Benefit Obligation at December 31[1]	32,337	4,319	36,656	28,687	4,003	32,690

Change in Plan Assets:
Fair Value of Plan Assets at January 1	33,585	---	33,585	26,568	---	26,568
Actual Return on Plan Assets	3,893	---	3,893	6,164	---	6,164
Employer Contributions	1,500	313	1,813	2,000	304	2,304
Benefits Paid	(1,660)	(313)	(1,973)	(1,147)	(304)	(1,451)
Fair Value of Plan Assets at December 31	37,318	---	37,318	33,585	---	33,585
Funded Status	$ 4,981	$(4,319)	$ 662	$ 4,898	$(4,003)	$ 895

NOTE  15:

RETIREMENT PLANS (Continued)

Postretirement Benefits:
	2010	2009
Change in Benefit Obligation:
Benefit Obligation at January 1	$ 7,442	$ 7,341
Service Cost	163	147
Interest Cost	421	415
Plan Participants’ Contributions	330	285
Amendments	(241)	185
Actuarial (Gain) Loss	454	(345)
Medicare Part D Prescription Drug Federal Subsidy	6	---
Benefits Paid	(702)	(586)
Benefit Obligation at December 31[1]	7,873	7,442

Change in Plan Assets:
Employer Contributions	366	301
Plan Participants’ Contributions	330	285
Medicare Part D Prescription Drug Federal Subsidy	6	---
Benefits Paid	(702)	(586)
Fair Value of Plan Assets at December 31	---	---
Funded Status	$(7,873)	$(7,442)

1 Represents the projected benefit obligation for pension benefits and the accumulated benefit obligation for postretirement benefits.

The following tables summarize the funded status of the pension and postretirement plans, reconciled to the amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

Pension Plans:	2010			2009
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Prepaid Benefit Cost	$4,981	$ ---	$ 4,981	$4,898	$ ---	$ 4,898
Accrued Benefit Liability	---	(4,319)	(4,319)	---	(4,003)	(4,003)
Net Benefit Cost Recognized	$4,981	$(4,319)	$ 662	$4,898	$(4,003)	$ 895

Postretirement Benefits:	2010	2009
Accrued Benefit Liability	$(7,873)	$(7,442)
Net Benefit Cost Recognized	$(7,873)	$(7,442)

The components of accumulated other comprehensive income related to pension plans and other postretirement benefits, on a pre-tax basis, at December 31 are summarized below.

Pension Plans:	2010			2009
Change in Benefit Obligation:	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Actuarial Loss	$13,431	$2,079	$15,510	$13,312	$1,868	$15,180
Prior Service Credit	(330)	262	(68)	(305)	158	(147)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$13,101	$2,341	$15,442	$13,007	$2,026	$15,033

Postretirement Benefits:	2010	2009
Net Actuarial Loss	$2,060	$1,692
Prior Service Credit	(647)	(512)
Total Pre-tax Amounts Recognized in Accumulated Other Comprehensive Loss	$1,413	$1,180

We expect that $1,024 of net actuarial loss and $127 of prior service credit, included in accumulated other comprehensive income at December 31, 2010, will be recognized as components of net periodic benefit cost in 2011.

At December 31, 2010 and 2009, the accumulated benefit obligation (the actuarial present value of benefits, vested and non-vested, earned by employees based on current and past compensation levels) for Arrow’s qualified defined benefit pension plan totaled $31,533 and $28,084, respectively, which compared with total plan assets of $37,318 and $33,585, respectively.  At December 31, 2010 and 2009, the accumulated benefit obligation for Arrow’s non-qualified defined benefit pension plan was $4,319 and $4,003, respectively, which compared with no plan assets at December 31, 2010 and 2009.

NOTE 15:

RETIREMENT PLANS (Continued)

The following table provides the components of net periodic benefit costs for the plans for the years ended December 31:

Pension Plans:	2010			2009			2008
	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan	Employee’s Pension Plan	Select Executive Retirement Plan	Total Pension Plan
Net Periodic Benefit Cost
Service Cost	$1,185	$56	$1,241	$1,042	$55	$1,097	$ 980	$ 45	$ 1,025
Interest Cost	1,667	235	1,902	1,532	218	1,750	1,564	223	1,787
Expected Return on Plan Assets	(2,454)	---	(2,454)	(2,072)	---	(2,072)	(2,547)	---	(2,547)
Amortization of Prior Service Credit	25	(105)	(80)	25	(108)	(83)	10	(102)	(92)
Amortization of Net Loss	899	128	1,027	1,195	112	1,307	244	108	352
Net Periodic Benefit Cost	1,322	314	1,636	1,722	277	1,999	251	274	525
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss:
Net (Gain) Loss	1,018	339	1,357	(2,425)	318	(2,107)	11,204	140	11,344
Prior Service Cost (Credit)	---	---	---	---	70	70	184	---	184
Amortization of Net Loss	(899)	(128)	(1,027)	(1,195)	(112)	(1,307)	(244)	(108)	(352)
Amortization of Prior Service Credit	(25)	105	80	(25)	108	83	(10)	102	92
Total Recognized in Other Comprehensive Loss	94	316	410	(3,645)	384	(3,261)	11,134	134	11,268
Total Recognized in Net Periodic (Benefit) Cost And Other Comprehensive (Income) Loss	$1.416	$630	$2.046	$(1.923)	$661	$(1.262)	$11.385	$408	$11.793

Postretirement Benefits:
Net Periodic Benefit Cost	2010	2009	2008
Service Cost	$163	$147	$154
Interest Cost	421	415	423
Amortization of Prior Service Credit	(105)	(96)	(108)
Amortization of Net Loss	85	62	91
Net Periodic Benefit Cost	564	528	560
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net (Gain) Loss	454	(345)	127
Prior Service Cost (Credit)	(242)	185	152
Amortization of Net Loss	(85)	(62)	(91)
Amortization of Prior Service Credit	106	96	108
Total Recognized in Other Comprehensive (Gain) Loss	233	(126)	296
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Loss	$797	$402	$856

NOTE 15:

RETIREMENT PLANS (Continued)

The prior service costs or credits are amortized on a straight-line basis over the average remaining service period of active participants.  Gains and losses in excess of 10% of the greater of the benefit obligation or the fair value of assets are amortized over the average remaining service period of active participants.

Additional Information:	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used To Determine Benefit Obligation at December 31:
Discount Rate	5.15%	5.80%	6.15%	5.15%	5.80%	6.15%
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.25%	4.50%	4.50%	---	---	---
Interest Rate to Annuitize Cash Balance Account	5.50%	6.00%	6.00%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	5.50%	6.00%	6.00%	---	---	---

	Employee Pension Plan and Select Executive Retirement Plan			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted-Average Assumptions Used To Determine Net Periodic Benefit Cost for Years Ended December 31:
Discount Rate	5.80%	6.15%	6.40%	5.80%	6.15%	6.40%
Expected Long-Term Return on Plan Assets	7.50%	7.50%	8.00%	---	---	---
Rate of Compensation Increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.50%	4.50%	4.75%	---	---	---
Interest Rate to Annuitize Cash Balance Account	6.00%	6.00%	6.00%	---	---	---
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	6.00%	6.00%	6.00%	---	---	---

The discount rate assumption is based on the Citigroup Pension Discount Curve as adjusted to provide the necessary cash flows for the payment of benefits when due.

The following table presents management’s estimated benefit payments for the next ten years:

	Employee	Select Executive	Postretirement
Payment Period	Pension Plan	Retirement Plan	Plan
2011	$ 1,920	$ 300	$ 541
2012	1,980	418	517
2013	2,105	409	535
2014	2,239	399	561
2015	2,249	388	578
2016-2020	11,361	1,759	3,076

NOTE  15:

RETIREMENT PLANS (Continued)

Assumed Health Care Cost Trend Rates at December 31,
	Health Care – Pre 65		Health Care – Post 65		Drug Benefits
	2010	2009	2010	2009	2010	2009
Health Care Cost Trend Rate Assumed for Next Year	9.00%	9.00%	9.00%	7.00%	9.00%	9.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Year that the Rate Reaches the Ultimate Trend Rate	2017	2017	2017	2015	2017	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on Total Service and Interest Cost Components of Net Periodic Postretirement Benefit Cost For the Year Ended December 31, 2010	$ 54	$(48)
Effect on the Accumulated Postretirement Benefit Obligation as of December 31, 2010	580	(527)

Fair Value of Plan Assets (Defined Benefit Plan):

For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 1 - “Summary of Significant Accounting Policies” and Note 22 - “Fair Value of Financial Instruments.”

The fair value of level 1 financial instruments in the table below are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of level 2 financial instruments are determined utilizing an independent pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads, actual and projected cash flows relative credit information, and perceived market movements. There were no Level 3 assets at December 31, 2010 or at any time during 2010.

Plan investment assets measured at fair value by level and in total at December 31, 2010 are summarized in the following table:

	Fair Value Measurements Using:
Asset Category:	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total
Interest-Bearing Money Market Fund	$ 2,670	$---	$---	$ 2,670	7.2%
Mortgage-Backed Securities	---	2	---	2	0.0
Equity Securities	3,438	---	---	3,438	9.2
Mutual Funds - Equity	24,590	---	---	24,590	65.9
Mutual Funds – Fixed Income	6,618	---	---	6,618	17.7
Total	$37,316	$ 2	$---	$37,318	100.0%

At December 31, 2010 and 2009, plan assets included shares of mutual funds advised by Arrow’s subsidiary, North Country Investment Advisers, Inc., with a market value of $17,995 and $19,308, respectively. At December 31, 2010 and 2009, the market value of plan assets also included $3,446 and $2,942, respectively, of Arrow Financial Corporation common stock. In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

NOTE  15:

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

The Plan’s assets are invested in a diversified portfolio of equity securities comprised of companies with small, mid, and large capitalizations.  Both domestic and international equities are allowed to provide further diversification and opportunity for return in potentially higher growth economies with lower correlation of returns.  Growth and value styles of investment are employed to increase the diversification and offer varying opportunities for appreciation.  The fixed income portion of the plan may be invested in U.S. dollar denominated debt securities that shall be rated within the top four ratings categories by nationally recognized ratings agencies.   The fixed income portion will be invested without regard to industry or sector based on analysis of each target security’s structural and repayment features, current pricing and trading opportunities as well as credit quality of the issuer.  Individual bonds with ratings that fall below the Plan’s rating requirements will be sold only when it is in the best interests of the Plan.  Hybrid investments, such as convertible bonds, may be used to provide growth characteristics while offering some protection to declining equity markets by having a fixed income component.  Alternative investments such as Treasury Inflation Protected Securities, commodities, and REITs may be used to further enhance diversification while offering opportunities for return.  In accordance with ERISA guidelines, common stock of the Company may be purchased up to 10% of the fair market value of the Plan’s assets at the time of acquisition.  Derivative investments are prohibited in the plan.

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

The range of plan asset allocations as of December 31, 2010 by asset category is as follows: Equity securities 65-85%; Fixed Income securities 10-30%; and Money market 0-5%.

Cash Flows - We are not required to make any contribution to our qualified pension plan in 2011.  We contributed $1.5 million to the plan in 2010 and, although not required, expect to contribute at the same level during 2011.  The expected 2011 contribution for the nonqualified plan is $300.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $541 for 2011.

NOTE 16:

OTHER EMPLOYEE BENEFIT PLANS (In Thousands)

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed $1,000, $1,000, $1,500, $105, $464 and $853 in 2010, 2008, 2007, 2001, 2000 and 1999, respectively, from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2018.  Arrow’s ESOP expense amounted to $500, $500 and $549 in 2010, 2009 and 2008, respectively.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.

Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2010 were as follows:

Allocated Shares	736
Shares Released for Allocation During 2010	18
Unallocated Shares	132
Total ESOP Shares	886

Market Value of Unallocated Shares	$3,648

Under the employee stock purchase plan (“ESPP”), employees may purchase shares of Arrow’s common stock, up to $24 annually, of which $12 annually can be purchased at a discount to the prevailing market price (currently a 5% discount).  Under the ESPP, shares are issued by Arrow without a charge to earnings.  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  Arrow also sponsors a Long-Term Incentive Award Plan and a Short-Term Incentive Award Plan for senior management and a Profit Sharing Plan for substantially all employees.  The combined cost of these plans was $1,087, $999 and $1,184 for 2010, 2009 and 2008, respectively.

NOTE 17:

STOCK OPTION PLANS

Arrow has established fixed Incentive Stock Option and Non-qualified Stock Option Plans.  At December 31, 2010, approximately 182,113 shares remained available for grant under these plans.  Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

For years ended December 31, 2010, 2009 and 2008, the amount expensed for grants issued under these plans was $299, $189 and $115, respectively.

Grants were issued in 2010 and 2009, but no grants were issued in 2008.  The following table presents information on the grants (restated for the 3% September 2010 stock dividend):

Grants issued:	Jan 2010	Jul 2009	Jan 2009
Fair Value of Options Granted	$6.43	$6.79	$4.35
Shares Granted	73,336	1,061	73,403
Dividend Yield	3.80%	3.60%	4.70%
Expected Volatility	35.4%	33.2%	33.2%
Risk Free Interest Rate	3.14%	3.20%	2.10%
Expected Lives (in years)	7.79	7.78	7.78

A summary of the status of Arrow’s stock option plans as of December 31, 2010 and changes during the year then ended is presented below.

Options:	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	452,494	$21.70
Granted	73,336	23.86
Exercised	(53,459)	14.93
Forfeited	(5,427)	26.52
Outstanding at December 31, 2010	466,944	22.75	5.2	$2,253
Exercisable at December 31, 2010	326,572	22.82	3.8	1,553
Expected to Vest	140,372	22.59	8.5	---

Cash proceeds, tax benefits and intrinsic value related to total stock options exercised were as follows:

	Years Ended December 31,
	2010	2009	2008
Proceeds From Stock Options Exercised	$798	$1,178	$1,176
Tax Benefits Related to Stock Options Exercised	105	193	176
Intrinsic Value of Stock Options Exercised	1,404	1,922	874

The following table summarizes information about Arrow’s stock options at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/10	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price
$18.11-20.45	92,601	3.9	$19.24	81,192	$19.07
$21.29	72,909	8.1	21.29	18,078	21.29
$22.73-22.76	104,472	3.6	22.74	104,472	22.74
$23.31-23.86	130,636	6.4	23.62	57,300	23.31
$27.62	66,326	4.0	27.59	65,530	27.61
	466,944	5.2	22.75	326,572	22.82

NOTE 18:

OTHER OPERATING EXPENSE (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2010	2009	2008
Legal and Other Professional Fees	$ 2,102	$ 1,936	$ 1,835
Computer Services	1,372	1,224	1,467
Postage and Courier	1,218	1,331	1,335
Advertising and Promotion	1,024	1,030	977
Stationery and Printing	980	980	970
Telephone and Communications	896	796	839
Intangible Asset Amortization	271	324	360
Charitable Contributions	162	138	124
Visa-Related Litigation Exposure	---	---	(306)
All Other	3,010	2,437	2,698
Total Other Operating Expense	$11,035	$10,196	$10,299

NOTE 19:

INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2010	2009	2008
Federal	$8,369	$8,178	$6,263
State	1,231	907	533
Total Current Tax Expense	9,600	9,085	6,796
Deferred Tax Expense
Federal	273	579	1,852
State	(119)	126	351
Total Deferred Tax Expense	154	705	2,203
Total Provision for Income Taxes	$9,754	$9,790	$8,999

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2010, 2009 and 2008 to pre-tax income as a result of the following:

	2010	2009	2008
Computed Tax Expense at Statutory Rate	$11,076	$11,054	$10,303
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,236)	(2,117)	(2,026)
Nondeductible Interest Expense	176	178	199
State Taxes, Net of Federal Income Tax Benefit	723	671	575
Other Items, Net	15	4	(52)
Total Provision for Income Taxes	$ 9,754	$ 9,790	$ 8,999

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

Deferred Tax Assets:	2010	2009
Allowance for Loan Losses	$ 5,827	$ 5,446
Pension and Deferred Compensation Plans	3,842	3,747
Pension Liability (Included in Accumulated Other Comprehensive Income)	6,677	6,417
Other	608	530
Total Gross Deferred Tax Assets	16,954	16,140

Deferred Tax Liabilities:
Pension Plans	7,163	7,093
Depreciation	997	845
Deferred Income	2,872	2,704
Net Unrealized Gains on Securities Available-for-Sale included in Accumulated Other Comprehensive Income	2,463	2,067
Goodwill	3,623	3,154
Total Gross Deferred Tax Liabilities	17,118	15,863
Net Deferred Tax (Liabilities) Assets	$ (164)	$ 277

NOTE 19:

INCOME TAXES (Continued)

Management believes that the realization of the recognized net deferred tax assets at December 31, 2010 and 2009 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.  Accordingly, there was no valuation allowance for deferred tax assets as of December 31, 2010 and 2009.

At January 1, 2010 and for the period ended December 31, 2010, Arrow had no unrecognized tax benefits.  Interest and penalties are recorded as a component of the provision for income taxes, if any.  During 2008, the Internal Revenue Service completed an examination of our 2006 federal income tax return, which resulted in an additional payment of $38.  Tax years 2007 through 2010 are subject to examination.  During 2007, the New York State Department of Taxation and Finance conducted an examination of our 2003, 2004 and 2005 bank franchise tax returns, which concluded with no adjustments.  Tax years 2007 through 2010 are subject to New York State examination.

NOTE 20:

LEASE COMMITMENTS (In Thousands)

At December 31, 2010, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment.  Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.

Future minimum lease payments on operating leases at December 31, 2010 were as follows:

Operating Leases
2011	$ 380
2012	386
2013	391
2014	391
2015	390
Later Years	875
Total Minimum Lease Payments	$2,813

Arrow leases four of its branch offices, at market rates, from Stewart’s Shops Corp.  Gary Dake, President of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

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

Commitments to extend credit were $191,520 and $183,189 at December 31, 2010 and 2009, respectively.  These commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction lines of credit are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

Arrow does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit totaled $8,312 and $14,710 at December 31, 2010 and 2009, respectively, and represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment.  The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2010 and 2009 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

NOTE 21:

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

NOTE 22:

FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2010 and 2009 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 1 - “Summary of Significant Accounting Policies.”  The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Securities Available-for Sale:
U.S. Agency Obligations	$ 98,173	$ ---	$ 98,173	$ ---
State and Municipal Obligations	89,528	---	89,528	---
Collateralized Mortgage Obligations	166,964	---	166,964	---
Mortgage-Backed Securities - Residential	159,926	---	159,926	---
Corporate and Other Debt Securities	1,417	---	1,134	283
Mutual Funds and Equity Securities	1,356	421	935	---
Total Securities Available-for-Sale	$517,364	$421	$516,660	$283

December 31, 2009:
Securities Available-for Sale:
U.S. Agency Obligations	$123,331	$---	$123,331	$ ---
State and Municipal Obligations	18,913	---	18,913	---
Collateralized Mortgage Obligations	199,781	---	199,781	---
Mortgage-Backed Securities - Residential	93,017	---	93,017	---
Corporate and Other Debt Securities	1,331	---	1,026	305
Mutual Funds and Equity Securities	1,333	---	1,333	---
Total Securities Available-for Sale	$437,706	$---	$437,401	$305

The fair value of level 1 securities available-for-sale are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of level 2 securities available-for-sale are based on an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009.

The fair value of level 3 securities available-for-sale at December 31, 2010 and 2009, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

NOTE 22:

FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table is a reconciliation of the beginning and ending balances for 2010 and 2009 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2010	2009
Beginning Balance	$305	$555
Transfers In	---	---
Principal payment received	(54)	(23)
Purchases, issuances and settlements	---	(340)
Total net losses (realized/unrealized):
Included in earnings	---	(60)
Included in other comprehensive income	32	173
Ending Balance	$283	$305

There was no other-than-temporary impairment of the assets in the table above during 2010 or 2009.  There were no assets or liabilities that Arrow measured at fair value on a nonrecurring basis on December 31, 2010 and 2009.

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at December 31, 2010 and 2009.

The following table presents a summary at December 31 of the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Securities Held-to-Maturity (Note 3)	$ 159,938	$ 162,713	$ 168,931	$ 171,183
Net Loans (Note 4)	1,130,819	1,158,129	1,098,136	1,115,414
Time Deposits (Note 8)	368,405	377,224	393,001	400,421
FHLBNY Advances (Note 10)	130,000	134,676	140,000	147,754
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (Note 11)	20,000	20,000	20,000	20,000
Accrued Interest Receivable	6,512	6,512	7,115	7,115
Accrued Interest Payable	1,957	1,957	2,257	2,257

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

NOTE 23:

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

NOTE 24:

PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2010	2009
Interest-Bearing Deposits with Subsidiary Banks	$ 1,558	$ 1,662
Securities Available-for-Sale	1,542	1,413
Securities Held-to-Maturity	1,000	1,000
Investment in Subsidiaries at Equity	172,532	161,810
Other Assets	3,691	3,334
Total Assets	$180,323	$169,219

LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$ 20,000	$ 20,000
Other Liabilities	8,064	8,401
Total Liabilities	28,064	28,401
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	152,259	140,818
Total Liabilities and Stockholders’ Equity	$180,323	$169,219

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2010	2009	2008
Dividends from Bank Subsidiaries	$12,400	$11,500	$13,919
Interest and Dividends on Investments	129	100	42
Other Income (Including Management Fees)	720	1,305	784
Other-Than-Temporary Impairment on Securities Available-for-Sale	---	(375)	---
Net Gains on the Sale of Securities Available-for-Sale	27	15	10
Total Income	13,276	12,545	14,755

Expense:
Interest Expense	666	774	1,356
Salaries and Benefits	109	211	199
Other Expense	908	884	821
Total Expense	1,683	1,869	2,376
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	11,593	10,676	12,379
Income Tax Benefit	489	482	744
Income Before Equity in Undistributed
Net Income of Subsidiaries	12,082	11,158	13,123
Equity in Undistributed Net Income of Subsidiaries	9,810	10,634	7,314
Net Income	$21,892	$21,792	$20,437

NOTE 24:

 PARENT ONLY FINANCIAL INFORMATION (Continued)

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$21,892	$21,792	$20,437
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(9,810)	(10,634)	(7,314)
Other-Than-Temporary Impairment	---	375	---
Net Gains on the Sale of Securities Available-for-Sale	(27)	(15)	(10)
Shares Issued Under the Directors’ Stock Plan	149	116	121
Stock-Based Compensation Expense	299	189	115
Changes in Other Assets and Other Liabilities	(1,253)	525	498
Net Cash Provided by Operating Activities	11,250	12,348	13,847
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	270	109	86
Purchases of Securities Available-for-Sale	(373)	(1,278)	(396)
Net Cash Used in Investing Activities	(103)	(1,169)	(310)
Cash Flows from Financing Activities:
Treasury Stock Issued for Stock-Based Plans	1,273	1,644	1,604
Treasury Stock Issued for Dividend Reinvestment Plans	1,715	1,658	430
Tax Benefit from Exercise of Stock Options	105	193	176
Purchase of Treasury Stock	(3,347)	(3,761)	(4,325)
Cash Dividends Paid	(10,997)	(10,640)	(10,330)
Net Cash Used in Financing Activities	(11,251)	(10,906)	(12,445)
Net Increase in Cash and Cash Equivalents	(104)	273	1,092
Cash and Cash Equivalents at Beginning of the Year	1,662	1,389	297
Cash and Cash Equivalents at End of the Year	$ 1,558	$ 1,662	$ 1,389

Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$ 666	$ 774	$1,356
Non-cash Investing and Financing Activities:
Changes in the Fair Value of Securities Available-for-Sale, Net of Tax	604	718	(2,468)
Shares Issued for Acquisition of Subsidiary	682	542	112
ESOP Note	(1,000)	---	(1,000)
Surplus Adjustment for Allocated ESOP Shares	125	151	250
Allocation of Common Stock Purchased by ESOP	328	368	470
Change in Retirement Plan Net Loss and Prior Service Cost, Net of Tax	388	2,046	(6,983)

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2010.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B. Other Information – None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item regarding directors and nominees for directors and the Company's committees is set forth under the captions "Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held April 27, 2011 (the Proxy Statement), which sections are incorporated herein by reference.  Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference.  Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant."  Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance."

Item 11.  Executive Compensation

The information required by this item is set forth under the captions "Compensation Discussion and Analysis,” “Executive Compensation,” “Agreements with Executive Officers,” “Potential Payments to Executives Upon Termination or Change-In-Control,” “Compensation Committee Report” and “Director Compensation”  of the Proxy Statement, which sections are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption "Stock Ownership Information" of the Proxy Statement, which section is incorporated herein by reference, and in the section entitled "Equity Compensation Plan Information" in Part II of this Form 10-K on page 14.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions "Compensation Committee Report," "Related Party Transactions” and "Audit Committee Report" of the Proxy Statement, which sections are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the captions "Independent Auditor" and "Ratification of Independent Auditor" of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’

   Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 8, 2011	By /s/ Thomas L. Hoy Thomas L. Hoy Chairman, President and Chief Executive Officer
Date: March 8, 2011	By: /s/ Terry R. Goodemote Terry R. Goodemote Senior Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 8, 2011 by the following persons in the capacities indicated.

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
4.1

Amended and Restated Declaration of the Trust by and among U.S. Bank National Association, as Institutional Trustee, the Registrant, as Sponsor and certain Administrators named therein, dated as of July 23, 2003, relating to Arrow Capital Statutory Trust II, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.1

4.2

Indenture between the Registrant, as Issuer, and U.S. Bank National Association, as Trustee, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.2

4.3

Placement Agreement by and among the Registrant, Arrow Capital Statutory Trust II and SunTrust Capital Markets, Inc., dated July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.3

4.4

Guarantee Agreement by and between the Registrant and U.S. Bank National Association, dated as of July 23, 2003, incorporated herein by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, Exhibit 4.4

4.5

Amended and Restated Trust Agreement among the Registrant, as Depositor, Wilmington Trust Company, as Property Trustee, Wilmington Trust Company, as Delaware trustee, and certain Administrators named therein, dated as of December 28, 2004, relating to Arrow Capital Statutory Trust III, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.6

4.6

Junior Subordinated Indenture between the Registrant, as Issuer, and Wilmington Trust Company, as Trustee, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.7

4.7

Placement Agreement among the Registrant, Arrow Capital Statutory Trust III and SunTrust Capital Markets, Inc., dated December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.8

4.8

Guarantee Agreement between the Registrant and Wilmington Trust Company, dated as of December 28, 2004, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, Exhibit 4.9

10.1

2010 Dividend Reinvestment Plan of the Registrant, incorporated herein by reference from Registrant’s 1933 Act Registration Statement on Form S-3 (File number 333-169121; filed August 31, 2010 and effective September 10, 2010)

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
10.13

Employment Agreement between the Registrant and Thomas L. Hoy, the Chief Executive Officer, effective February 1, 2011, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2011, Exhibit 10.1*

Exhibit Number	Exhibit
10.14

Employment Agreement between the Registrant and Terry R. Goodemote, Senior Vice President, Treasurer and Chief Financial Officer, effective February 1, 2011, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2011, Exhibit 10.2*

10.15

Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2011, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2011, Exhibit 10.3*

10.16

Employment Agreement between the Registrant and Raymond F. O’Conor, Senior Vice President, effective February 1, 2011, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2011, Exhibit 10.4*

10.17

Change-in-Control Letter Agreement between the Registrant and Thomas J. Murphy, Vice President, & Corporate Secretary and Cashier, effective February 1, 2011, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on February 1, 2011, Exhibit 10.5*

10.18

Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.1*

10.19

Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2*

10.20

Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.3*

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