Form 10-Q
period 2011-03-31
ARROW FINANCIAL CORP
filed 2011-05-10
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2011
Common Stock, par value $1.00 per share	11,404,757

ARROW FINANCIAL CORPORATION

FORM 10-Q

March 31, 2011

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Cash and Due from Banks	$ 29,798	$ 25,961	$ 28,509
Interest-Bearing Deposits at Banks	47,205	5,118	61,253

Investment Securities:
Available-for-Sale	544,789	517,364	426,251
Held-to-Maturity (Approximate Fair Value of $149,895 at March 31, 2011, $162,713 at December 31, 2010 and $170,755 at March 31, 2010)	147,217	159,938	168,574
Other Investments	7,702	8,602	8,939

Loans	1,135,743	1,145,508	1,121,147
Allowance for Loan Losses	(14,745)	(14,689)	(14,183)
Net Loans	1,120,998	1,130,819	1,106,964
Premises and Equipment, Net	19,256	18,836	18,469
Other Real Estate and Repossessed Assets, Net	60	58	116
Goodwill	20,550	15,783	15,269
Other Intangible Assets, Net	4,350	1,458	1,361
Accrued Interest Receivable	7,132	6,512	7,558
Other Assets	29,347	17,887	18,032
Total Assets	$1,978,404	$1,908,336	$1,861,295

LIABILITIES
Noninterest-Bearing Deposits	$ 214,853	$ 214,393	$ 197,331
NOW Accounts	621,412	569,076	533,435
Savings Deposits	405,850	382,130	350,022
Time Deposits of $100,000 or More	122,157	120,330	142,330
Other Time Deposits	243,847	248,075	246,577
Total Deposits	1,608,119	1,534,004	1,469,695

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	57,762	51,581	62,908
Other Short-Term Borrowings	1,647	1,633	1,602
Federal Home Loan Bank Advances	110,000	130,000	140,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	1,755	1,957	2,091
Other Liabilities	19,933	16,902	19,195
Total Liabilities	1,819,216	1,756,077	1,715,491

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,625,512 Shares Issued at March 31, 2011 and at December 31, 2010, and 15,170,399 Shares Issued at March 31, 2010)	15,626	15,626	15,170
Additional Paid-in Capital	193,733	191,068	178,798
Retained Earnings	27,020	24,577	26,785
Unallocated ESOP Shares (122,882 Shares at March 31, 2011, 132,296 Shares at December 31, 2010, and 92,009 Shares at March 31, 2010)	(2,700)	(2,876)	(1,976)
Accumulated Other Comprehensive Loss	(5,439)	(6,423)	(5,082)
Treasury Stock, at Cost (4,101,039 Shares at March 31, 2011, 4,237,435 Shares
at December 31, 2010, and 4,130,332 Shares at March 31, 2010)	(69,052)	(69,713)	(67,891)
Total Stockholders’ Equity	159,188	152,259	145,804
Total Liabilities and Stockholders’ Equity	$1,978,404	$1,908,336	$1,861,295

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months
	Ended March 31,
	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$15,015	$16,163
Interest on Deposits at Banks	22	40
Interest and Dividends on Investment Securities:
Fully Taxable	3,350	3,971
Exempt from Federal Taxes	1,504	1,477
Total Interest and Dividend Income	19,891	21,651
INTEREST EXPENSE
NOW Accounts	1,331	1,423
Savings Deposits	503	540
Time Deposits of $100,000 or More	667	716
Other Time Deposits	1,352	1,486
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	24	30
Federal Home Loan Bank Advances	1,316	1,604
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	144	141
Total Interest Expense	5,337	5,940
NET INTEREST INCOME	14,554	15,711
Provision for Loan Losses	220	375
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,334	15,336
NONINTEREST INCOME
Income from Fiduciary Activities	1,546	1,406
Fees for Other Services to Customers	1,915	1,856
Insurance Commissions	1,466	621
Net Gains on Securities Transactions	542	---
Net Gains on Sale of Loans	51	21
Other Operating Income	100	114
Total Noninterest Income	5,620	4,018
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,202	6,602
Occupancy Expense, Net	1,918	1,777
FDIC Assessments	513	494
Other Operating Expense	2,686	2,667
Total Noninterest Expense	12,319	11,540
INCOME BEFORE PROVISION FOR INCOME TAXES	7,635	7,814
Provision for Income Taxes	2,354	2,399
NET INCOME	$ 5,281	$ 5,415
Average Shares Outstanding:
Basic	11,334	11,260
Diluted	11,347	11,301
Per Common Share:
Basic Earnings	$ .47	$ .48
Diluted Earnings	.47	.48

Shares and Per Share Amounts have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	15,625,512	$15,626	$191,068	$24,577	$(2,876)	$ (6,423)	$(69,713)	$152,259
Comprehensive Income, Net of Tax:
Net Income	---	---	---	5,281	---	---	---	5,281
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $1,948)	---	---	---	---	---	1,176	---	1,176
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $542)	---	---	---	---	---	(327)	---	(327)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $255)	---	---	---	---	---	154	---	154
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $31)	---	---	---	---	---	(19)	---	(19)
Other Comprehensive Income								984
Comprehensive Income								6,265

Cash Dividends Paid, $.25 per Share	---	---	---	(2,838)	---	---	---	(2,838)
Stock Options Exercised (14,717 Shares)	---	---	183	---	---	---	131	314
Shares Issued Under the Employee Stock Purchase Plan (4,721 Shares)	---	---	74	---	---	---	41	115
Shares Issued for Dividend Reinvestment Plans (18,896 Shares)	---	---	281	---	---	---	169	450
Stock-Based Compensation Expense	---	---	82	---	---	---	---	82
Purchase of Treasury Stock (31,385 Shares)	---	---	---	---	---	---	(752)	(752)
Acquisition of Subsidiary (129,447 Shares)	---	---	1,988	---	---	---	1,072	3,060
Allocation of ESOP Stock (9,414 Shares)	---	---	57	---	176	---	---	233
Balance at March 31, 2011	15,625,512	$15,626	$193,733	$27,020	$(2,700)	$(5,439)	$(69,052)	$159,188

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Surplus	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	5,415	---	---	---	5,415
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $252)	---	---	---	---	---	152	---	152
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $43)	---	---	---	---	---	(26)	---	(26)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $2,369)	---	---	---	---	---	1,432	---	1,432
Other Comprehensive Income								1,558
Comprehensive Income								6,973

Cash Dividends Paid, $.24 per Share	---	---	---	(2,730)	---	---	---	(2,730)
Stock Options Exercised (11,518 Shares)	---	---	45	---	---	---	98	143
Shares Issued Under the Employee Stock Purchase Plan (4,432 Shares)	---	---	68	---	---	---	38	106
Stock-Based Compensation Expense	---	---	69	---	---	---	---	69
Tax Benefit for Disposition of Stock Options	---	---	31	---	---	---	---	31
Allocation of ESOP Stock (13,158 Shares)	---	---	108	---	228	---	---	336
Shares Issued for Dividend Reinvestment Plans (15,994 Shares)	---	---	285	---	---	---	136	421
Purchase of Treasury Stock (14,465 Shares)	---	---	---	---	---	---	(363)	(363)
Balance at March 31, 2010	15,170,399	$15,170	$178,798	$26,785	$(1,976)	$(5,082)	$(67,891)	$145,804

Cash dividends paid in 2010 have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Three Months
	Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$ 5,281	$ 5,415
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Loan Losses	220	375
Depreciation and Amortization	1,409	1,186
Compensation Expense for Allocated ESOP Shares	57	108
Gains on the Sale of Securities Available-for-Sale	(542)	---
Loans Originated and Held-for-Sale	(12,838)	(1,171)
Proceeds from the Sale of Loans Held-for-Sale	21,867	1,192
Net Gains on the Sale of Loans	(51)	(21)
Net Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	---	5
Contributions to Pension Plans	(98)	(82)
Deferred Income Tax Benefit	(40)	(164)
Stock-Based Compensation Expense	82	69
Net Decrease (Increase) in Other Assets	146	(1,515)
Net Increase (Decrease) in Other Liabilities	1,860	(1,967)
Net Cash Provided By Operating Activities	17,353	3,430
Cash Flows from Investing Activities:
Proceeds from the Sales of Securities Available-for-Sale	10,503	38
Proceeds from the Maturities and Calls of Securities Available-for-Sale	48,674	63,602
Purchases of Securities Available-for-Sale	(85,355)	(50,011)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	12,648	1,891
Purchase of Securities Held-to-Maturity	---	(1,613)
Net Decrease (Increase) in Loans	486	(9,411)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	135	199
Purchases of Premises and Equipment	(801)	(46)
Acquisition of Subsidiary	(3,561)	---
Purchase of Bank-Owned Life Insurance	(12,833)	---
Net Decrease in Other Investments	900	---
Net Cash (Used In) Provided By Investing Activities	(29,204)	4,649
Cash Flows from Financing Activities:
Net Increase in Deposits	74,115	26,129
Net Increase (Decrease) in Short-Term Borrowings	6,195	(9,398)
Federal Home Loan Bank Repayments	(20,000)	---
Purchase of Treasury Stock	(752)	(363)
Stock Options Exercised	314	---
Shares Issued under the Employee Stock Purchase Plan	115	249
Tax Benefit from Exercise of Stock Options	---	31
Treasury Stock Issued for Dividend Reinvestment Plans	450	421
Allocation of Common Stock Purchased by the ESOP	176	228
Cash Dividends Paid	(2,838)	(2,730)
Net Cash Provided By Financing Activities	57,775	14,567
Net Increase in Cash and Cash Equivalents	45,924	22,646
Cash and Cash Equivalents at Beginning of Period	31,079	67,116
Cash and Cash Equivalents at End of Period	$77,003	$89,762
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$5,534	$6,102
Income Taxes	321	5,108
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	137	208
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax	1,178	1,432
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax	327	---
Additional Shares Issued for Acquisition of Subsidiary	3,060	---
Change in Retirement Plans Net Loss and Prior Service Cost, Net of Tax	135	126
Fair Value of Assets from Acquisition of Subsidiary	7,688	---
Fair Value of Liabilities from Acquisition of Subsidiary	1,067	---

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

March 31, 2011

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2011, December 31, 2010 and March 31, 2010; the results of operations for the three-month periods ended March 31, 2011 and 2010; the changes in stockholders’ equity for the three-month periods ended March 31, 2011; and the cash flows for the three-month periods ended March 31, 2011 and 2010.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2010, included in Arrow’s 2010 Form 10-K.

Recent Accounting Pronouncements:

ASU 2011-02, Receivables (Topic 310) – A Creditor’s determination of whether a Restructuring Is a Trouble Debt Restructuring. ASU 2011-02 provides additional guidance in evaluating whether a restructuring constitutes a troubled debt restructuring.  Under this guidance, a creditor must separately conclude that both of the following exist: 1. The restructuring constitutes a concession. 2. The debtor is experiencing financial difficulties.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses & ASU 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Trouble Debt Restructurings in Update No. 2010-20: The main objective of this guidance is to provide financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. This pronouncement requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  These new disclosures are required for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures relating to loan modifications, which were subsequently extended to interim and annual filings after June 15, 2011.  We are still evaluating the possible impact on our financial condition or results of operations.

2.   Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of March 31, 2011, December 31, 2010 and March 31, 2010:

	March 31,	December 31,	March 31,
	2011	2010	2010
Retirement Plan Net Loss	$(10,629)	$(10,610)	$(10,033)
Retirement Plan Prior Service Cost	586	432	369
Net Unrealized Securities Holding Gains	4,604	3,755	4,582
Total Accumulated Other Comprehensive Loss	$ (5,439)	$ (6,423)	$ (5,082)

3.   Earnings Per Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31, 2011 and 2010, as restated for the September 2010 3% stock dividend:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended March 31, 2011:
Basic EPS	$5,281	11,334	$.47
Dilutive Effect of Stock Options	---	13
Diluted EPS	$5,281	11,347	$.47
For the Three Months Ended March 31, 2010:
Basic EPS	$5,415	11,260	$.48
Dilutive Effect of Stock Options	---	41
Diluted EPS	$5,415	11,301	$.48

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at March 31, 2011, December 31, 2010 and March 31, 2010 are presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2011:
U.S. Agency Securities	$105,252	$105,291	$ 126	$ 87
State and Municipal Obligations	98,546	98,648	113	11
Collateralized Mortgage Obligations	143,039	149,753	7,219	505
Mortgage-Backed Securities – Residential	187,465	188,217	2,471	1,719
Corporate and Other Debt Securities	1,509	1,487	---	22
Mutual Funds and Equity Securities	1,354	1,393	66	27
Total Securities Available-for-Sale	$537,165	$544,789	$9,995	$2,371

December 31, 2010:
U.S. Agency Securities	$ 97,943	$ 98,173	$ 326	$ 96
State and Municipal Obligations	89,471	89,528	72	15
Collateralized Mortgage Obligations	161,247	166,964	6,692	975
Mortgage-Backed Securities – Residential	159,636	159,926	2,532	2,242
Corporate and Other Debt Securities	1,516	1,417	---	99
Mutual Funds and Equity Securities	1,333	1,356	70	47
Total Securities Available-for-Sale	$511,146	$517,364	$9,692	$3,474

March 31, 2010
U.S. Agency Securities	$122,948	$123,350	$ 402	$ --
State and Municipal Obligations	19,026	19,075	53	4
Collateralized Mortgage Obligations	187,504	192,853	6,030	681
Mortgage-Backed Securities – Residential	86,350	88,387	2,329	292
Corporate and Other Debt Securities	1,427	1,290	---	137
Mutual Funds and Equity Securities	1,409	1,296	46	159
Total Securities Available-for-Sale	$418,664	$426,251	$8,860	$1,273

4.     Investments, Debt and Equity Securities, continued

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2011:
State and Municipal Obligations	$146,217	$148,895	$2,839	$161
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$147,217	$149,895	$2,839	$161

December 31, 2010:
State and Municipal Obligations	$158,938	$161,713	$2,911	$136
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$159,938	$162,713	$2,911	$136

March 31, 2010
State and Municipal Obligations	$167,574	$169,755	$2,583	$402
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$168,574	$170,755	$2,583	$402

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $6,843 and $859 at March 31, 2011, respectively and $7,743 and $859 at December 31, 2010, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of March 31, 2011 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Agency Securities	$ 43,756	$ 43,847	$ ---	$ ---
State and Municipal Obligations	73,685	73,723	20,175	20,338
Collateralized Mortgage Obligations	8,333	8,420	---	---
Mortgage-Backed Securities – Residential	2,478	2,552	---	---
Total	128,252	128,542	20,175	20,338

From 1 - 5 Years:
U.S. Agency Securities	61,496	61,444	---	---
State and Municipal Obligations	20,986	21,043	51,001	51,724
Collateralized Mortgage Obligations	104,972	110,992	---	---
Mortgage-Backed Securities – Residential	136,410	136,531	---	---
Corporate and Other Debt Securities	178	179	---	---
Total	324,042	330,189	51,001	51,724

From 5 - 10 Years:
State and Municipal Obligations	1,125	1,132	---	---
Collateralized Mortgage Obligations	29,734	30,341	63,997	65,590
Mortgage-Backed Securities – Residential	29,932	30,253	---	---
Total	60,791	61,726	63,997	65,590

4.     Investments, Debt and Equity Securities, continued

Maturities of Debt Securities, continued	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Over 10 Years:
State and Municipal Obligations	2,750	2,750	11,044	11,243
Mortgage-Backed Securities – Residential	18,645	18,881	---	---
Corporate and Other Debt Securities	1,331	1,308	1,000	1,000
Total	22,726	22,939	12,044	12,243
Total Debt Securities	$535,811	$543,396	$147,217	$149,895

The fair value of securities pledged to secure repurchase agreements amounted to $57,762 and $51,581 at March 31, 2011 and December 31, 2010, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $452,417 and $382,142 at March 31, 2011 and December 31, 2010, respectively.  Other mortgage-backed securities at March 31, 2011 and December 31, 2010 included $1,325 and $1,598, respectively, of loans previously securitized by Arrow, which it continues to service.

Temporarily Impaired Securities
March 31, 2011	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$52,909	$ 87	$ ---	$ ---	$52,909	$ 87
State & Municipal Obligations	6,481	11	---	---	6,481	11
Collateralized Mortgage Obligations	24,335	503	1,069	2	25,404	505
Mortgage-Backed Securities – Residential	96,520	1,688	5,410	31	101,930	1,719
Corporate & Other Debt Securities	---	---	309	22	309	22
Mutual Funds and Equity Securities	---	---	1,115	27	1,115	27
Total Securities Available-for-Sale	$180,245	$ 2,289	$7,903	$ 82	$188,148	$2,371
Held-to-Maturity Portfolio
State & Municipal Obligations	$ ---	$ ---	$10,167	$161	$10,167	$161

The table above for March 31, 2011 consists of 93 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  All of the CMO’s are agency backed and are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no widespread deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to March 31, 2011, there were no securities downgraded below investment grade.

The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any of our temporarily impaired securities, and because it is not more likely than not that we would be required to sell the securities prior to recovery, the impairment is considered temporary.

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

At March 31, 2011 and December 31, 2010 mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009.  The approximate fair value for this security was $1,068, $1,050 and $943 at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

5.     Loans

Loan balances outstanding as of March 31, 2011, December 31, 2010 and March 31, 2010 consisted of the following:

Loans
As of March 31, 2011, December 31, 2010 and March 31, 2010

	March 31,	December 31,	March 31,
	2011	2010	2010
Commercial	$ 97,391	$ 97,621	$ 95,036
Commercial real estate:
Commercial real estate – construction	7,284	7,090	15,622
Commercial real estate – other	232,875	214,291	203,553
Consumer:
Consumer – other	6,156	6,482	6,497
Consumer – automobile	324,500	334,656	318,440
Residential – prime	467,537	485,368	481,999
Total	$1,135,743	$1,145,508	$1,121,147

Supplemental Information:
Loans held for sale at period-end, included in the above balances	1,316	10,294	---

5.     Loans, continued

Credit Quality Indicators

The following table provides information about loan credit quality at March 31, 2011 and December 31, 2010:

Credit Quality Indicators
As of March 31, 2011

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$90,570	$5,577	$204,994
Special Mention	3,557	---	7,265
Substandard	3,264	1,707	20,616
Doubtful	---	---	---
Total	$97,391	$7,284	$232,875

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer-Other	Consumer-Auto	Residential-Prime
Performing	$6,102	$324,500	$464,843
Nonperforming	54	---	2,694
Total	$6,156	$324,500	$467,537

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

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan.  The system has eight levels of credit quality (the first four have been combined in the preceding table), defined as follows: 1) Satisfactory - Satisfactory borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record, loans with potential for problems due to weakening economic or market conditions, loans subject to an inadequate loan agreement, loans with insufficient or flawed documentation, loans where the loan officer lacks sufficient expertise to properly control the account, and other deviations from prudent lending practice; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.

5.      Loans, continued

“Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  However, this classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of 5 or below, when the loan is evaluated quarterly.  The credit quality indictor is one of the factors used to determine any loss, as further described in this footnote.

Past Due Loans

The following table provides an analysis of the age of the recorded investment in loans that are past due as of March 31, 2011 and December 31, 2010.  Consistent with regulatory instructions, Arrow considers an amortizing loan past due 30 or more days only if the borrower is two or more payments past due.  Matured loans and all other loans are considered past due 30 or more days based on the payment due date.  Nonaccrual loans are included in the first three columns, unless the loan is past due less than 30 days.

Age Analysis of Past Due Loans
As of March 31, 2011

	30-59	60-89	Greater
	Days	Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

Commercial	$ 406	$ 478	$ 91	$ 975	$ 96,416	$ 97,391
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	7,284	7,284
Commercial Real Estate – other	1,436	403	59	1,898	230,977	232,875
Consumer:
Consumer-other	36	6	33	75	6,081	6,156
Consumer-auto	2,878	671	377	3,926	320,574	324,500
Residential-prime	1,233	559	2,593	4,385	463,152	467,537
Total	$5,989	$2,117	$3,153	$11,259	$1,124,484	$1,135,743

Age Analysis of Past Due Loans
As of December 31, 2010

	30-59	60-89	Greater
	Days	Days	Than	Total		Total
	Past Due	Past Due	90 Days	Past Due	Current	Loans

Commercial	$ 591	$ 377	$ 79	$ 1,047	$ 96,572	$ 97,619
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	7,090	7,090
Commercial Real Estate – other	483	---	254	737	213,554	214,291
Consumer:
Consumer-other	5	---	---	5	6,477	6,482
Consumer-auto	3,542	1,547	508	5,597	329,061	334,658
Residential-prime	212	1,884	1,145	3,241	482,127	485,368
Total	$4,833	$3,808	$1,986	$10,627	$1,134,881	$1,145,508

5.      Loans, continued

Nonaccrual Loans and Loans Past Due 90 or More Days and Still Accruing Interest

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of nonperformance (generally 90 days for consumer installment loans, 120 days for home equity lines of credit and 150 days for other residential real estate loans) or the likelihood of repayment is uncertain in the opinion of management.  The nonaccrual status for all commercial loans is evaluated on a loan-by-loan basis.  The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed – against earnings for interest accrued during the calendar year and against the allowance for loan losses for prior accrued interest.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, we may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.  We had no material commitments to make additional advances to borrowers with nonperforming loans at March 31, 2011 or 2010.

The following table presents information concerning loans on nonaccrual status and loans past due 90 or more days and still accruing interest at March 31, 2011 and December 31, 2010:

Loans on Nonaccrual Status and Past Due 90 or More Days and Still Accruing Interest
As of March 31, 2011 and December 31, 2010

	March 31, 2011		December 31, 2010
		90 Days		90 Days
	Nonaccrual	Past Due	Nonaccrual	Past Due
Commercial	$ 105	$---	$ 94	$ ---
Commercial real estate:
Commercial real estate - construction	---	---	---	---
Commercial real estate - other	1,180	---	2,237	83
Consumer:
Consumer – other	11	22	5	---
Consumer – auto	377	---	809	---
Residential – prime	2,623	71	916	727
Total nonaccrual loans and loans past due 90 or more days and still accruing interest	$4,296	$93	$4,061	$810

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

Impaired Loans
As of March 31, 2011 and December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
March 31, 2011
With no related allowance recorded:
Commercial real estate	$ 998	$ 998	$---	$ 998	$---
Residential real estate	1,779	1,779	---	1,779	23
Total Impaired Loans	$2,777	$2,777	---	$2,777	$23

December 31, 2010
With no related allowance recorded:
Commercial real estate	$1,986	$1,986	$---	$1,937	$116
Residential Real Estate	252	252	---	254	9
Total Impaired Loans	$2,238	$2,238	$---	$2,191	$125

5.      Loans, continued

Allowance for Loan Losses

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

Estimated losses reflect consideration of all significant factors that affect the collectability of the portfolio as of March 31, 2011.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

5.      Loans, continued

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $1.1 million, or 7.6% of the total allowance for loan losses, at March 31, 2011.

The following summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2011:

Allowance for Credit Losses
As of March 31, 2011
		Commercial	Commercial	Other			Unallo-
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	cated	Total
Beginning balance	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(50)	---	---	(4)	(184)	---	---	(238)
Recoveries	1	---	---	5	68	---	---	74
Provision	(512)	(1)	1,321	(15)	(158)	(261)	(154)	220
Ending balance	$1.476	$134	$4.314	$314	$4.486	$2.902	$1,119	$14,745
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$1,476	$134	$4,314	$314	$4,486	$2,902
Loans:
Ending balance	$97,391	$7,284	$232,875	$6,156	$324,500	$467,537		$1,135,743
Ending balance: Individually evaluated for impairment	$ --	$ ---	$ 998	$ ---	$ ---	$ 1,779		$2,777
Ending balance: Collectively evaluated for impairment	$97,391	$7,284	$231,877	$6,156	$324,500	$465,758		$1,132,966

Off-Balance Sheet Credit Exposures

Currently, our off-balance sheet credit exposures are limited to commitments to make future loans and for outstanding letters of credit.  We follow the same procedures for evaluating the loss on these financial obligations as for our loans with outstanding balances.  Any loss is charged to other operating expenses.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service Cost	$320	$282	$ 40	$ 36
Interest Cost	479	438	115	119
Expected Return on Plan Assets	(644)	(586)	---	---
Amortization of Prior Service Credit	(3)	(19)	(29)	(24)
Amortization of Net Loss	232	235	24	17
Net Periodic Benefit Cost	$384	$350	$150	$148

We contributed $1.5 million to our qualified pension plan in 2010, and although we are not required to make any contribution in 2011 we expect to make a similar contribution in 2011.  The expected 2011 contribution for the nonqualified plan is $300.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $541 for 2011.

7.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2011 and 2010 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the first three months of 2011 and 2010 was $82 and $69, respectively.  Other information on the options is presented in the following table:

Grants Issued During the First Quarter:	2011	2010
Shares Granted	74,648	73,336
Fair Value of Options Granted	6.430	$6.43

Assumptions:
Dividend Yield	4.00%	3.80%
Expected Volatility	36.5%	35.4%
Risk Free Interest Rate	2.54%	3.14%
Expected Lives (in years)	6.40	7.79

The following table presents the activity in Arrow’s compensatory stock options for the first quarter of 2011 and 2010:

	2011		2010
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	466,944	$22.75	452,502	$21.70
Granted	74,648	25.47	73,336	23.86
Exercised	(14,717)	21.30	(11,865)	12.01
Forfeited	---	---	---	---
Outstanding at March 31	526,875	23.18	513,973	22.23
Exercisable at March 31	348,446	22.86	349,793	22.12

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow’s common stock at a 5% discount below market price.  Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

8.   Guarantees

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $8.2 million of standby letters of credit on March 31, 2011, most of which will expire within one year and some of which were not collateralized.  At that date, all standby letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at March 31, 2011 was insignificant.

9.  Fair Value Measurements and Disclosures (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2011, December 31, 2010  and March 31, 2010 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.

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

The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Securities Available-for Sale:
U.S. Agency Securities	$105,291	$---	$105,291	$ ---
State and Municipal Obligations	98,648	---	98,648	---
Collateralized Mortgage Obligations	149,753	---	149,753	---
Mortgage-Backed Securities - Residential	188,217	---	188,217	---
Corporate and Other Debt Securities	1,487	---	1,179	308
Mutual Funds and Equity Securities	1,393	430	963	---
Total Securities Available-for-Sale	$544,789	$430	$544,051	$308

9.  Fair Value Measurements and Disclosures, continued

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$ 98,173	$ ---	$ 98,173	$ ---
State and Municipal Obligations	89,528	---	89,528	---
Collateralized Mortgage Obligations	166,964	---	166,964	---
Mortgage-Backed Securities - Residential	159,926	---	159,926	---
Corporate and Other Debt Securities	1,417	---	1,134	283
Mutual Funds and Equity Securities	1,356	421	935	---
Total Securities Available-for-Sale	$517,364	$421	$516,660	$283

March 31, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$123,350	$---	$123,350	$ ---
State and Municipal Obligations	19,075	---	19,075	---
Collateralized Mortgage Obligations	192,853	---	192,853	---
Mortgage-Backed Securities - Residential	88,387	---	88,387	---
Corporate and Other Debt Securities	1,290	---	988	302
Mutual Funds and Equity Securities	1,296	---	1,296	---
Total Securities Available-for-Sale	$426,251	$---	$425,949	$302

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at March 31, 2011.

Level 3 securities available-for-sale at March 31, 2011, December 31, 2010 and March 31, 2010, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

The following table is a reconciliation of the beginning and ending balances for March 31, 2011 and 2010 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2011	2010
Beginning Balance, January 1	$283	$305
Transfers In	---	---
Principal payment received	---	---
Purchases, issuances and settlements	---	---
Total net losses (realized/unrealized):
Included in earnings	---	---
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	25	(3)
Ending Balance, March 31	$308	$302

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

9.  Fair Value Measurements and Disclosures, continued

Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2011, December 31, 2010 or March 31, 2010.

The following table presents a summary at March 31, 2011, December 31, 2010 and March 31, 2010 of the carrying amount and fair value of Arrow’s financial instruments:

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Due from Banks	$ 29,798	$ 29,798	$ 25,961	$ 25,961	$ 28,509	$ 28,509
Interest-Bearing Deposits at Banks	47,205	47,205	5,118	5,118	61,253	61,253
Securities Available-for-Sale	544,789	544,789	517,364	517,364	426,251	426,251
Securities Held-to-Maturity	147,217	149,895	159,938	162,713	168,574	170,755
Other Investments	7,702	7,702	8,602	8,602	8,939	8,939
Net Loans	1,120,998	1,142,022	1,130,819	1,158,129	1,106,964	1,127,119
Non-Maturity Deposits	1,242,115	1,242,115	1,165,599	1,165,599	1,080,788	1,080,788
Time Deposits	366,004	373,928	368,405	377,224	388,907	397,016
FHLBNY Advances	110,000	113,202	130,000	134,676	140,000	147,222
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000	20,000	20,000
Accrued Interest Receivable	7,132	7,132	6,512	6,512	7,558	7,558
Accrued Interest Payable	1,755	1,755	1,957	1,957	2,091	2,091

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheet of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2011, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 8, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Albany, New York

May 9, 2011

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MARCH 31, 2011

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), Loomis & LaPann, Inc. (a property and casualty insurance agency), Upstate Agency, LLC (also a property and casualty insurance agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), and Arrow Properties, Inc. (a real estate investment trust, or REIT).  All of these are wholly owned or majority owned subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 296 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2010 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Examples of Forward-Looking Statements
Topic	Page	Location
Estimation of potential losses related to Visa obligation	30	2nd paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	31	Next to last paragraph
	33	Last paragraph
	37	Last 2 paragraphs
	38	1st paragraph
Provision for loan losses	39	1st paragraph under table
Future level of residential real estate loans	36	1st paragraph
Future level of indirect consumer loans	36	Last paragraph
Future level of commercial loans	37	3rd paragraph
Impact of changing capital standards and legislative developments	29	2nd paragraph
	41	3rd paragraph
Liquidity	43	4th paragraph
Fees for other services to customers	45	3rd paragraph
Interchange fees	45	Next to last paragraph
Insurance commissions	45	Last paragraph
Impact of change in FDIC premium calculation, under Dodd-Frank	46	5th paragraph under table
	29	2nd paragraph

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

In the current environment of continuing economic turmoil affecting all sectors of business in the U.S., including the financial sector, all forward-looking statements should be understood as embracing a degree of uncertainty far exceeding that accompanying such statements under normal economic conditions.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events.  This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for December 31, 2010.

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

Tangible Equity and Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets, as a category of assets, includes many items, but is essentially represented by goodwill for Arrow.

Adjustments for One-Time Items of Income or Expense:  In addition to disclosures of net income, earnings per share, return on average asset, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures on a period-to-period basis that adjust one or more of these GAAP financial measures for one or more of the comparative periods, typically by removing therefrom material one-time items of income or expense.  We believe that the resultant non-GAAP financial measures may be helpful in understanding the results of operations separate and apart from such items which, if included, may or could have a disproportional positive or negative impact on the results for a particular period. Additionally, we believe that the adjustment for one-time items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that these non-GAAP financial measures are useful in evaluating our performance and that this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  These non-GAAP financial measures may differ from similar measures presented by other companies.

Selected Quarterly Information - Unaudited
(Dollars in Thousands)

	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Net Income	$5,281	$5,188	$5,575	$5,714	$5,415

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	327	7	373	530	---
Net Gain on Sales of Loans	31	299	285	21	13

Share and Per Share Data:[1]
Period End Shares Outstanding	11,402	11,256	11,234	11,300	11,277
Basic Average Shares Outstanding	11,334	11,239	11,257	11,307	11,260
Diluted Average Shares Outstanding	11,347	11,292	11,260	11,344	11,301
Basic Earnings Per Share	$.47	$.46	$.50	$.51	$.48
Diluted Earnings Per Share	.47	.46	.50	.50	.48
Cash Dividend Per Share	.25	.25	.24	.24	.24

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$35,772	$76,263	$49,487	$51,457	$61,831
Investment Securities	683,839	672,071	594,738	608,477	589,055
Loans	1,130,539	1,147,889	1,148,196	1,130,638	1,111,604
Deposits	1,564,677	1,568,466	1,466,541	1,476,912	1,453,371
Other Borrowed Funds	193,960	223,425	236,115	225,687	222,111
Shareholders’ Equity	155,588	154,677	153,653	149,026	144,001
Total Assets	1,935,409	1,970,085	1,880,099	1,873,690	1,844,173

Return on Average Assets	1.11%	1.04%	1.18%	1.22%	1.19%
Return on Average Equity	13.77	13.31	14.39	15.38	15.25
Return on Tangible Equity[2]	16.07	14.97	16.21	17.39	17.25

Average Earning Assets	$1,850,150	$1,884,402	$1,792,421	$1,790,572	$1,762,490
Average Paying Liabilities	1,546,849	1,579,765	1,485,639	1,502,052	1,483,532
Interest Income, Tax-Equivalent	20,821	21,554	21,829	22,530	22,512
Interest Expense	5,336	5,903	5,829	6,023	5,940
Net Interest Income, Tax-Equivalent	15,485	15,651	16,000	16,507	16,572
Tax-Equivalent Adjustment	931	908	832	852	861
Net Interest Margin [3,4]	3.39%	3.30%	3.54%	3.70%	3.81%
Efficiency Ratio Calculation:
Noninterest Expense	$12,319	$11,770	$12,106	$12,002	$11,540
Less: Intangible Asset Amortization	(100)	(66)	(67)	(65)	(73)
Net Noninterest Expense	$12,219	$11,704	$12,039	$11,937	$11,467
Net Interest Income, Tax-Equivalent	$15,485	$15,651	$16,000	$16,507	$16,572
Noninterest Income	5,620	4,738	5,305	5,028	4,018
Less: Net Securities Gains	(542)	(11)	(618)	(878)	---
Net Gross Income	$20,563	$20,378	$20,687	$20,657	$20,590
Efficiency Ratio [4]	59.42%	57.43%	58.20%	57.79%	55.69%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$159,188	$152,259	$153,457	$152,703	$145,804
Book Value per Share	13.96	13.53	13.66	13.51	12.93
Intangible Assets	24,900	17,241	17,209	17,206	16,630
Tangible Book Value per Share	11.78	12.00	12.13	11.99	11.46
Capital Ratios:
Tier 1 Leverage Ratio	8.66%	8.53%	8.79%	8.71%	8.64%
Tier 1 Risk-Based Capital Ratio	14.37	14.50	14.16	14.25	14.30
Total Risk-Based Capital Ratio	15.63	15.75	15.41	15.50	15.55

Assets Under Trust Administration and Investment Management	$1,011,618	$984,394	$925,940	$854,831	$908,066

[1]Share and Per Share Data have been restated for the September 29, 2010 3% stock dividend.

[2]Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

[3]Net Interest Margin calculated as the ratio of annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

[4] See “Use of Non-GAAP Financial Measures” on page 25.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 25)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended March 31,	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 35,772	$ 22	0.25%	$ 61,831	$ 40	0.26%
Investment Securities:
Fully Taxable	438,598	3,359	3.11	402,364	3,979	4.01
Exempt from Federal Taxes	245,241	2,362	3.91	186,691	2,268	4.93
Loans	1,130,539	15,078	5.41	1,111,604	16,225	5.92
Total Earning Assets	1,850,150	20,821	4.56	1,762,490	22,512	5.18

Allowance For Loan Losses	(14,697)			(14,091)
Cash and Due From Banks	25,490			28,579
Other Assets	74,466			67,195
Total Assets	$1,935,409			$1,844,173

Deposits:
NOW Accounts	$ 594,299	1,331	0.91	$ 526,137	1,423	1.10
Savings Deposits	393,874	503	0.52	343,078	540	0.64
Time Deposits of $100,000 or More	118,583	667	2.28	146,874	716	1.98
Other Time Deposits	246,133	1,352	2.23	245,332	1,486	2.46
Total Interest-Bearing Deposits	1,352,889	3,853	1.15	1,261,421	4,165	1.34

Short-Term Borrowings	52,821	24	0.18	62,111	30	0.20
FHLBNY Advances and Long-Term Debt	141,139	1,460	4.20	160,000	1,745	4.42
Total Interest-Bearing Funds	1,546,849	5,337	1.40	1,483,532	5,940	1.62

Demand Deposits	211,788			191,950
Other Liabilities	21,184			24,690
Total Liabilities	1,779,821			1,700,172
Stockholders’ Equity	155,588			144,001
Total Liabilities and Stockholders’ Equity	$1,935,409			$1,844,173

Net Interest Income (Tax-equivalent Basis)		15,484			16,572
Reversal of Tax-Equivalent Adjustment		(930)	(.20)		(861)	(.20)
Net Interest Income		$14,554			$15,711
Net Interest Spread (tax equivalent basis)			3.16			3.56
Net Interest Margin (tax equivalent basis)			3.39			3.81

OVERVIEW

We reported net income for the first quarter of 2011 of $5.3 million, representing diluted earnings per share (EPS) of $.47, as compared to net income of $5.4 million and $.48 of diluted EPS for the first quarter of 2010, a decrease in diluted EPS of $.01 per share or 2.1%. Return on average equity (ROE) for the 2011 quarter continued to be very strong at 13.77%, although down from the ROE of 15.25% for the quarter ended March 31, 2010. Return on average assets (ROA) for the 2011 quarter continued to be strong at 1.11%, although down from ROA of 1.19% for the quarter ended March 31, 2010.

Total assets were $1.978 billion at March 31, 2011, which represented an increase of $117.1 million, or 6.3%, above the level at March 31, 2010, and an increase of $70.1 million, or 3.7%, from the December 31, 2010 level.

Stockholders’ equity was $159.2 million at March 31, 2011, an increase of $13.4 million, or 9.2%, from the year earlier level.  Stockholders' equity was also up $6.9 million, or 4.6%, from the December 31, 2010 level of $152.3 million.  The components of the change in stockholders’ equity since year-end 2010 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the last section of this Overview on p. 30 entitled, “Increase in Stockholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratio continued to significantly exceed regulatory minimum requirements at period-end.  At March 31, 2011 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

Economic recession and loan quality:  As the economic recession occurred in late 2008 and early 2009, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper in late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 24 for peer group information).  In 2010, our loan quality continued to decline modestly, but by year-end appeared to have stabilized.  In the first quarter of 2011, the portfolio’s quality improved in some respects.  Nonperforming loans were $4.8 million at March 31, 2011, a decrease of $136 thousand from year-end 2010.  The ratio of nonperforming loans to period-end loans was .42% at March 31, 2011, a decrease from .43% at December 31, 2010.  This ratio was .32% at March 31, 2010.  By way of comparison, this ratio for our peer group was 3.53% at December 31, 2010, virtually unchanged from year-end 2009.  Our loans charged-off (net of recoveries) against our allowance for loan losses were a very low $164 thousand for the 2011 quarter, as compared to $117 thousand for the preceding quarter ended December 31, 2010 and $206 thousand for the quarter ended March 31, 2010.  At March 31, 2011, the allowance for loan losses was $14.7 million, representing 1.30% of total loans, an increase of 2 basis points from the prior year-end and 3 basis points from March 31, 2010. To date, we have not experienced significant deterioration in any of our three major loan portfolio segments:

o

Commercial Loans:  We lend to small and medium size businesses, which typically do not encounter liquidity problems, since we often also provide support for their supplementary liquidity needs.  However, current unemployment rates in our region are higher than in the past few years and the total number of jobs has decreased, although these trends are largely attributable to a scaling back of local operations on the part of a few large corporations having operations in our service area.  Commercial property values have not shown significant deterioration and we update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  We originate nearly all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

o

Indirect Consumer Lending (Primarily Automobile Loans):  These loans comprise approximately 30% of our loan portfolio.  During the recently completed quarter and in 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments:

Health care reform:  In March 2010,  comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act").  Included among the major provisions of the Act, is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees.  The Act contains provisions that may impact the Company's accounting for some of its benefit plans in future periods.   However, we do not currently expect that impact to be material.  The exact extent of the Act's impact, if any, cannot be determined until final regulations are promulgated and additional interpretations of the Act become available.  The Company will continue to monitor the effect of the Act.

Dodd-Frank Act:  As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010.  While many of the Act’s provisions will not have any direct impact on Arrow, some of the sections will have a significant impact.  These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly restrain banks’ profitability, including our banks.  Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements and may be much more onerous.  See the discussion under “Important New Capital and Liquidity Standards” on page 43 of this Report.  Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies under $15 billion in assets will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of small-to-medium-sized bank holding companies, including the $20 million of our TRUPs that are currently outstanding, may continue to qualify as Tier 1 capital until maturity or redemption.

Many of the provisions are still to be enacted by the various agencies and will have phase-in periods once finalized.  The following lists those final rules that are likely to have an impact on us and our customers:

1.

Deposit insurance now provides unlimited coverage for noninterest-bearing accounts.

2.

Long-term plan for the Deposit Insurance Fund.

3.

Asset-based FDIC insurance assessment (this provision will actually reduce insurance cost for most smaller institutions, like Arrow.  We expect, under the new method that our FDIC premiums will be reduced from our current level of over $500 thousand of FDIC and FICO assessments quarterly, to less than $300 thousand of estimated expense quarterly, over a 40% decline).

4.

Expansion of consumer protection regulations.

Rules still in the formulation process include those related to debit card interchange fees, short-term borrowing disclosures, retention of a portion of loans sold and executive compensation.  Several of these issues are highly controversial, and the implementing regulations to be forthcoming will be the focus of much discussion and concern.

Liquidity and access to credit markets:  We did not experience any liquidity issues during 2010 and have not in 2011 through the date of this Report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 42).  In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as our main sources).  During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed’s discount window to support their liquidity positions, but we did not.  In a few well-publicized instances at the height of the crisis, liquidity was such a problem for particular institutions that they experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of cash to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Special Assessment & Prepayment in 2009:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which was substantially depleted by bank failures during the crisis.  For most insured banks (including ours), the special assessment was set at 0.05% of total assets less Tier 1 capital.  Institutions were instructed to estimate and accrue the expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  Beginning with the second quarter of 2011, the calculation of FDIC insurance premiums for insured institutions will as a regular matter be based on adjusted assets rather than deposits, which will have the effect of imposing the FDIC insurance fees not only on deposits but on other sources of funding as well, including repurchase agreements.  We expect that beginning in the second quarter of 2011 our FDIC premiums may actually decrease nearly 40% after adoption of the asset-based assessment.

VISA Transactions in 2008 to 2011:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks are otherwise required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Since that time, Visa has deposited the following additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010, $800 million in October 2010 and $400 million in March 2011.  These developments reduced our proportionate exposure for covered litigation but also reduced the ultimate value of our remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduces the value of member banks’ Class B stock.  However, we had not previously recognized the value of our remaining Class B shares in accordance with SEC guidance; thus we did not recognize any income or expense in any of the periods presented as a result of the reduced value of our Class B shares upon Visa’s settlement of the litigation. The estimation of our proportionate share of any potential losses related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our March 31, 2011 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations at that date, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Stockholders’ Equity:  At March 31, 2011, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $11.78, an increase of $0.32, or 2.8%, from March 31, 2010.  Our total stockholders’ equity at March 31, 2011 increased 9.2% over the year-earlier level, and our total stockholders’ equity per share increased by 8.0% over the year earlier level.  During the first quarter of 2011, total stockholders’ equity increased by $6.9 million, or 4.6%, from the year-end 2010 total.  This increase principally reflected the following factors: i) $5.3 million net income for the period; ii) an $849 million net unrealized gain in securities available-for-sale, net of tax, and iii) issuance of $3.1 million of common stock for acquisition of subsidiaries; offset in part by iv) cash dividends of $2.8 million; and (v) repurchases of our own common stock of $752 thousand.  As of March 31, 2011, our closing stock price was $24.65, resulting in a trading multiple of 2.09 to our tangible book value.  From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end.  The Board of Directors declared and a quarterly cash dividend of $.25 per share was paid for the first quarter of 2011.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Mar 2011	Dec 2010	Mar 2010	From Dec	From Mar	From Dec	From Mar
Interest-Bearing Bank Balances	$47,205	$ 5,118	$61,253	$42,087	$(14,048)	822.3%	(22.9)%
Securities Available-for-Sale	544,789	517,364	426,251	27,425	118,538	5.3	27.8
Securities Held-to-Maturity	147,217	159,938	168,574	(12,721)	(21,357)	(8.0)	(12.7)
Loans (1)	1,135,743	1,145,508	1,121,147	(9,765)	14,596	(0.9)	1.3
Allowance for Loan Losses	14,745	14,689	14,183	56	562	0.4	4.0
Earning Assets (1)	1,882,656	1,836,530	1,786,164	46,126	96,492	2.5	5.4
Total Assets	1,978,404	1,908,336	1,861,295	70,068	117,109	3.7	6.3

Demand Deposits	$ 214,853	$ 214,393	$ 197,331	$ 460	$17,522	0.2	8.9
NOW Accounts	621,412	569,076	533,435	52,336	87,977	9.2	16.5
Savings Deposits	405,850	382,130	350,022	23,720	55,828	6.2	15.9
Time Deposits of $100,000 or More	122,157	120,330	142,330	1,827	(20,173)	1.5	(14.2)
Other Time Deposits	243,847	248,075	246,577	(4,228)	(2,730)	(1.7)	(1.1)
Total Deposits	$1,608,119	$1,534,004	$1,469,695	$74,115	$138,424	4.8	9.4
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 57,762	$ 51,581	$ 62,908	$ 6,181	$(5,146)	12.0	(8.2)
FHLB Advances	110,000	130,000	140,000	(20,000)	(30,000)	(15.4)	(21.4)
Stockholders' Equity	159,188	152,259	145,804	6,929	13,384	4.6	9.2

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  In recent years, municipal deposits on average have represented 22% to nearly 29% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

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

The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues, and consequently on municipal budgets.  To date, this has not resulted in a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or an elevation in the average rates we pay on such deposits, but we may experience either or both of these adverse developments in the future.

Changes in Sources of Funds:  Our increase in total deposits from December 31, 2010 to March 31, 2011 was $74.1 million, or 4.8%, nearly all of which was attributable to seasonal growth in municipal deposits.  Most of our deposit growth occurred at period-end, and our average deposit balances were essentially flat between the fourth quarter of 2010 and the first quarter of 2011.  From December 31, 2010 to March 31, 2011, we experienced a small increase in internally generated non-municipal deposit balances of $2.4 million, or 0.2%, with increases occurring primarily in our money market savings accounts.  At March 31, 2011 securities sold under agreements to repurchase were $6.2 million above year-end balances.  Maturities of $20 million in FHLB advances during the quarter were not replaced.

Changes in Earning Assets:  Our loan portfolio decreased by $9.8 million, or 0.9%, from December 31, 2010 to March 31, 2011.  We experienced the following trends in our three largest segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment were up almost 6% from year-end 2010 balances, reflecting moderate demand for commercial lending.

2.

Residential real estate loans – these loans decreased by $17.8 million or 3.7% from December 31, 2010 to March 31, 2011, as we sold most of our first quarter originations plus over $10 million of loans that were held-for-sale at December 31, 2010.

3.

Indirect Consumer Loans (primarily automobile loans) – The balance of these loans also decreased by a small amount (3.6%) over the first three months of 2011, as originations were more than offset by prepayments and normal amortization.

During the three-month period, we purchased $85.4 million of securities available-for-sale to replace maturing securities and to deploy a portion of the increase in deposit balances.  The remainder of our increased deposits was held temporarily in cash and due from banks, which increased from $5.1 million at year-end 2010 to $47.2 million at March 31, 2011.

Generally, management pursued a strategy in 2010 of increasing the Company’s holdings of liquid assets, with a view to redeploying these funds into longer term earning assets when prevailing interest rates begin their much anticipated, long awaited rise, a circumstance that many expect to occur in the relatively near future.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Demand Deposits	$ 211,788	$ 212,126	$ 217,017	$ 200,547	$ 191,950
NOW Accounts	594,299	605,968	497,981	534,157	526,137
Savings Deposits	393,874	376,618	368,565	359,094	343,078
Time Deposits of $100,000 or More	118,583	124,284	130,471	133,737	146,874
Other Time Deposits	246,133	249,470	252,507	249,377	245,332
Total Deposits	$1,564,677	$1,568,466	$1,466,541	$1,476,912	$1,453,371

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	Mar 2010	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Demand Deposits	13.5%	13.5%	14.8%	13.5%	13.2%
NOW Accounts	38.0	38.7	34.0	36.2	36.2
Savings Deposits	25.2	24.0	25.1	24.3	23.6
Time Deposits of $100,000 or More	7.6	7.9	8.9	9.1	10.1
Other Time Deposits	15.7	15.9	17.2	16.9	16.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of the year, versus significant growth in the fourth quarter.  Deposit balances followed this pattern for the first quarter of 2011 as the average balance remained essentially flat from the fourth quarter of 2010.  During the fourth quarter of 2010, average deposit balances increased due to the addition of a few new large municipal account relationships.

Quarterly Cost of Deposits

	Quarter Ended
	Mar 2010	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	0.91	0.97	0.97	1.09	1.10
Savings Deposits	0.52	0.53	0.56	0.64	0.64
Time Deposits of $100,000 or More	2.28	2.31	2.24	2.18	1.98
Other Time Deposits	2.23	2.31	2.33	2.38	2.46
Total Deposits	1.00	1.05	1.07	1.15	1.16

Average rates paid by us on deposits decreased steadily over the previous five quarters for all deposit categories, except for time deposits of $100,000 or more.

Impact of Interest Rate Changes

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, the changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Interest Rates.  From mid-2006 to fall 2007, the Fed maintained elevated short-term rates, with a federal funds target rate of 5.25%.  In September 2007, however, in response to a sudden weakening in the economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%.  In the ensuing year, the Fed in a series of additional rate reductions lowered the target rate to the maximum extent possible; by January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained to the present.

We saw an immediate impact in the reduced cost of our deposits when rates began to fall in 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent throughout 2010.  Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds.  Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (throughout 2009 and 2010) the decline in yields on our earning assets has exceeded the decline in cost of our deposits.  As a result of these trends, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income, but since 2008 we have experienced fairly steady contraction in our net interest margin.  The small (9 basis point) increase in our net interest margin in the just completed quarter does not, we believe, mark a turning point in the overall recent trend of continuing compression of our margin.

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

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape.  The increase in rate spread was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly sought to perpetuate at least in the near future, through the various means at its disposal.  The upward-sloping yield curve may continue, and continue to be steep, for some time, which should be of benefit to banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a more positively-sloped yield curve and a highly favorable interest rate environment generally.  Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into higher yielding asset categories has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly than the yields on our earning assets.  This had a significant positive impact on our net interest income.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and all four quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.  In the first quarter of 2011, our net interest margin increased slightly, from 3.30% to 3.39%, as downward pricing of assets, like the downward pricing of liabilities, has begun to approach absolute downside limits.  However, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as other higher-priced assets continue to mature.

Thus, our margins may continue to be under pressure and slow compression in upcoming periods, despite the slight increase in margin during the just completed quarter.  That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits.  In this light, no assurances can be given that our net interest income will continue to grow, even if asset growth continues and earnings may be negatively impacted in future periods.

Potential Inflation—Effect on Interest Rates and Margins.  Currently, there is considerable discussion, and some disagreement, about the possible or even likely emergence of meaningful inflation across some or all asset classes in the U.S. and world economies. To the extent that such inflation may threaten, or in fact already be occurring, it is widely perceived as attributable in large part to the persistent efforts of the Federal Reserve over recent periods to increase the money supply significantly, both by setting and maintaining the fed funds rate at historically low levels (with consequent downward pressurization of all rates), and by purchasing massive amounts of debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended to have the identical effect of lowering and reinforcing already low interest rates and thereby expanding the supply of credit.  Many analysts believe that emergent inflation or the threat thereof ultimately will result in some future date in an increase in prevailing rates, driven by the financial markets or perhaps engineered by the Fed itself, either because returns on credit must remain competitive with other asset returns in order to attract sufficient private capital to lending institutions, or because the Fed eventually may be forced out of political considerations to increase rates and thereby curtail the possibility of runaway inflation.

At least for the present, management does not anticipate near-term substantial increases in prevailing rates.  If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run and less so in the long run.  By contrast, management believes that any substantial rate increases in upcoming periods may be so destabilizing to the economy, both nationally and regionally, as to cause significant damage to the financial condition and prospects of all banks, including ours.  Given the extraordinary forces currently in play in the financial markets, however, any speculation on the likely impact of inflation on prevailing interest rates, short- or long-term, or on the interest margins or the net interest income of banks such as ours, or speculation on the depth or sustainability of inflationary pressures themselves, must be regarded as highly subjective and no undue reliance should be placed thereon.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities or TRUPs) on our consolidated balance sheet as of March 31, 2011 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 40 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, including if bank regulatory authorities were to reverse their current position and decide that TRUPs do not qualify as regulatory capital, or in the event of an adverse change in tax laws that deny the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Commercial and Commercial Real Estate	$ 322,711	$ 311,855	$ 308,445	$ 307,853	$ 306,753
Residential Real Estate	351,759	368,802	375,262	371,482	364,974
Home Equity	75,682	75,263	73,285	70,926	68,725
Indirect Consumer Loans	343,329	353,758	351,294	338,950	328,566
Other Consumer Loans (1)	37,058	38,211	39,910	41,427	42,586
Total Loans	$1,130,539	$1,147,889	$1,148,196	$1,130,638	$1,111,604

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Commercial and Commercial Real Estate	28.5%	27.2%	26.8%	27.2%	27.6%
Residential Real Estate	31.1	32.1	32.7	32.9	32.8
Home Equity	6.7	6.6	6.4	6.3	6.2
Indirect Consumer Loans	30.4	30.8	30.6	30.0	29.6
Other Consumer Loans (1)	3.3	3.3	3.5	3.6	3.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  In 2010, the decline in residential and commercial property values was eased in many markets, at least temporarily, due in part to federal tax incentive programs which encouraged home purchases.  However, in late 2010 and early 2011 a general decline in residential property values (a so-called “double dip”) resurfaced in many markets, which has continued to be present.  The resulting damage to asset portfolios remains a serious concern, which has been offset somewhat, particularly for larger financial organizations, by a sharp rise in the equity markets.  Nevertheless, many lending institutions large and small have suffered sizable charge-offs and losses in their loan portfolios since 2008 as a result of their origination or investment in residential and commercial real estate loans, and these losses are expected to continue for at least the next few years.

Through March 2011, we have not experienced a significant deterioration in our loan or investment portfolios, except for one impaired security discussed in our December 31, 2010 Form 10-K.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low- and moderate-income borrowers within our service area.  However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values or economic conditions generally as other parts of the U.S., are the principal reasons that we have not to date experienced significant deterioration in our loan portfolio, including the real estate categories of our loan portfolio.

If, however, the current weaknesses in the U.S. economy persist or worsen, our region will continue to be negatively impacted, and we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest segment of our loan portfolio, eclipsing indirect loans and commercial and commercial real estate loans.  In 2010, our gross originations for residential real estate loans exceeded $94 million, as compared to $91.9 million in 2009.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain newly originated residential real estate loans in our loan portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).  After April 2010, rates on conventional real estate mortgages began to fall, even as demand for such mortgages (other than refinancings) remained relatively weak.  The national average for April was 5.21%, reaching a low point with an average of 4.24% for the month of October.   In response, we determined to sell most of our originations to Freddie Mac, amounting to $27.2 million for the last half of 2010 and $21.9 million for the first quarter of 2011.  If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a higher portion of our loan originations and may even experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans):  At March 31, 2011, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the second largest category of loans in our portfolio and a significant component of our business.  In the early post-2000 years, indirect loans were the largest segment of our loan portfolio.  For much of this period, these loans also were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.

However, in the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, including finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a tempering effect on our indirect originations, and we actually experienced decreases in these balances in the first two quarters of 2008.  During the last two quarters of 2008, our share of the local indirect auto loan market increased somewhat as many of the major lenders in the indirect market pulled back, including the auto companies’ financing affiliates.  Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009 our outstanding balances steadily declined from month-to-month and our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.

Nationally, automobile sales rose modestly, but steadily, during 2009 and 2010 (adjusting for the spike in sales in mid-2009 under the federally subsidized “cash for clunkers” program).  In the second quarter of 2010, we introduced more competitive financing rates and as a result experienced some growth in our indirect loan balances in both the second and third quarters of 2010, before declining again in the fourth quarter of 2010.  Overall, our originations for 2010 were approximately $176.7 million. These indirect loan originations represented an increase of $48.9 million, or 38.3%, over the originations for 2009.

During 2010, the borrowers on the newly originated indirect loans had an average credit score at origination of over 757.  Our experienced lending staff not only utilizes software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio.

For the first quarter of 2011, our originations of indirect loans were $31.1 million, a decrease of $10.1 million, or 24.5%, from the total for the first quarter of 2010.  Prepayments and normal amortization during the quarter exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $10.8 million, or 3.1%, during the first quarter of 2011.

In the first quarter of 2011, net charge-offs for our automobile loans, which are primarily indirect car loans, were actually less than our net-charge offs for the 2010 quarter.  However, if weakness in auto demand persists, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates continue or resume their offering of highly-subsidized vehicle loans.  Such weakened demand for vehicle loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  However, in response to the 2008-2009 crisis, demand began to ease and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  However, during 2010 commercial loan demand began to increase in our market area and our balances increased by $28.9 million, or nearly 10.0%.  In the first quarter of 2011 our balances grew at faster pace, increasing $18.5 million, or 5.8%.

Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years, despite the financial crisis, although in the 2008-2009 period, on a national scale the commercial real estate market suffered a major downturn from which it has not fully recovered.

It is entirely possible that we may yet experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods, although generally the corporate sector, in both our area and the nation at large, appears to be in good financial condition at present, except for the most highly leveraged enterprises, to whom we normally do not extend credit of any sort.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Commercial and Commercial Real Estate	5.74%	5.81%	5.92%	6.23%	6.23%
Residential Real Estate	5.61	5.55	5.59	5.69	5.79
Home Equity	3.00	3.04	2.96	3.04	3.11
Indirect Consumer Loans	5.25	5.41	5.64	5.94	6.19
Other Consumer Loans	6.97	7.06	7.17	7.16	7.24
Total Loans	5.41	5.46	5.58	5.80	5.92

In the first quarter of 2011 the average yield on our loan portfolio declined by 5 basis points, from 5.46% to 5.41%, due to competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained low during the quarter, so we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on loans of 5 basis points was the same as the basis point decline in our cost of deposits during the quarter.  However in the short-term, we expect that average loan yields will continue to decline at a somewhat faster rate than our average cost of deposits, although further declines in yields for newly originated loans will likely be very modest.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 32 under the heading "Impact of Interest Rate Changes."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will continue to be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during the 2007-2008 period of change in prevailing rates, we experienced a time lag between the impact of the change on our deposit portfolio (which was felt relatively quickly) and the impact of the change on our loan portfolio (which occurred more slowly).  This repricing time lag had a positive impact on net interest margins during the beginning of the period but a negative impact on the margin at the end of the period.  Historically, the converse has also proved true, that is, that in a period where prevailing rates begin to increase banks also tend to experience a time lag between the upward repricing of deposits and the upward repricing of assets, to their detriment in the short term and their benefit later on.  In the present volatile financial markets, management expects, but is far from certain, that such a repricing time lag would accompany a general increase in rates, but the extent or very existence of such a time lag, or even the occurrence of comparable upward adjustments in both yields on assets and the cost of funds, may be in some doubt, given the existence of unusual and unpredictable variables in the markets, including the nature and degree of the Fed’s intervention in rate markets and the GSEs’ participation in the residential mortgage markets.

Any of these factors could impact the traditional repricing time lag between deposits and assets or on the comparability of overall upward movement in rates as between deposits and assets.

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2010 to March 31, 2011 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Mar 2011	Dec 2010	Change	Mar 2011	Dec 2010	Change
Securities Available-for-Sale:
U.S. Agency Securities	$105,291	$ 98,173	$ 7,118	$ 39	$ 230	$ (191)
State and Municipal Obligations	98,648	89,528	9,120	102	57	45
Collateralized Mortgage Obligations	149,753	166,964	(17,211)	6,715	5,717	998
Mortgage-Backed Securities-Residential	188,217	159,926	28,291	752	290	462
Corporate and Other Debt Securities	1,487	1,417	70	(22)	(99)	77
Mutual Funds and Equity Securities	1,393	1,356	37	38	23	15
Total	$544,789	$517,364	$ 27,425	$7,624	$6,218	$1,406

Securities Held-to-Maturity:
State and Municipal Obligations	$148,895	$161,713	$(12,818)	$1,678	$1,775	$(97)
Corporate and Other Debt Securities	1,000	1,000	---	---	---	---

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  During the last quarter of 2009, we recognized a $375 thousand impairment charge on one equity security which we continue to hold in our available-for-sale portfolio.  For both periods presented in the above table, other mortgage-backed securities consisted solely of agency and government sponsored enterprise (GSE) mortgage pass-through securities.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized mortgage obligations (“CMOs”) separate the repayments into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase pass-through securities and CMOs that are guaranteed by GSEs or other federal agencies and tranches of CMOs with shorter maturities.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  Mutual funds and equity securities include the other-than-temporarily impaired security discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended
	Mar 2011	Mar 2010
Sales
Collateralized Mortgage Obligations	$ 9,954	$ ---
Mortgage-Backed Securities-Residential	---	---
Mutual Funds and Equity Securities	---	38
Other	7	---
Total Sales	9,961	38
Net Gains on Securities Transactions	542	---
Proceeds on the Sales of Securities	$10,503	$38

Purchases
U.S. Agency Securities	$38,996	$49,185
State and Municipal Obligations	9,695	726
Mortgage-Backed Securities-Residential	36,643	---
Other	21	100
Total Purchases	$85,355	$50,011

Maturities & Calls	$48,674	$63,602

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Mar 2011	Dec 2010	Sep 2010	Jun 2010	Mar 2010
Loan Balances:
Period-End Loans	$1,135,743	$1,145,508	$1,154,676	$1,144,959	$1,121,147
Average Loans, Year-to-Date	1,130,539	1,134,718	1,130,280	1,121,173	1,111,604
Average Loans, Quarter-to-Date	1,130,539	1,147,889	1,148,196	1,130,638	1,111,604
Period-End Assets	1,978,404	1,908,336	1,960,294	1,846,119	1,861,295

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,689	$14,014	$14,014	$14,014	$14,014
Provision for Loan Losses, YTD	220	1,302	1,125	750	375
Loans Charged-off, YTD	(238)	(894)	(712)	(495)	(285)
Recoveries of Loans Previously Charged-off	74	267	202	142	79
Net Charge-offs, YTD	(164)	(627)	(510)	(353)	(206)
Allowance for Loan Losses, End of Period	$14,745	$14,689	$14,629	$14,411	$14,183

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,689	$14,629	$14,411	$14,183	$14,014
Provision for Loan Losses, QTD	220	177	375	375	375
Loans Charged-off, QTD	(238)	(182)	(217)	(210)	(285)
Recoveries of Loans Previously Charged-off	74	65	60	63	79
Net Charge-offs, QTD	(164)	(117)	(157)	(147)	(206)
Allowance for Loan Losses, End of Period	$14,745	$14,689	$14,629	$14,411	$14,183

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,296	$4,061	$3,713	$3,227	$3,342
Restructured	362	16	---	---	---
Loans Past due 90 Days or More
and Still Accruing Interest	93	810	244	1,219	263
Total Nonperforming Loans	4,751	4,887	3,957	4,446	3,605
Repossessed Assets	60	58	32	23	63
Other Real Estate Owned	---	---	---	---	53
Total Nonperforming Assets	$4,811	$4,945	$3,989	$4,469	$3,721

Asset Quality Ratios:
Allowance to Nonperforming Loans	310.36%	300.57%	369.69%	324.13%	393.43%
Allowance to Period-End Loans	1.30	1.28	1.27	1.26	1.27
Provision to Average Loans (Quarter)	0.08	0.06	0.13	0.13	0.14
Provision to Average Loans (YTD)	0.08	0.11	0.13	0.13	0.14
Net Charge-offs to Average Loans (Quarter)	0.06	0.04	0.05	0.05	0.08
Net Charge-offs to Average Loans (YTD)	0.06	0.06	0.06	0.06	0.08
Nonperforming Loans to Total Loans	0.42	0.43	0.34	0.39	0.32
Nonperforming Assets to Total Assets	0.24	0.26	0.20	0.24	0.20

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the first quarter of 2011, we made a provision for loan losses of $220 thousand following a provision of $177 thousand in the fourth quarter of 2010.    The first quarter 2011 provision was less than the $375 thousand provision for the first quarter of 2010 as credit quality has been stable and we experienced a decrease in net charge-offs compared to the first quarter of 2010.  Unlike many other commercial banks, we have not reduced our loan loss allowance in recent periods by any amounts other than as a result of loan charge-offs, i.e., we have not taken any dollar amounts out of the allowance as excess reserves and brought them back into current earnings.

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans and losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.  Our process for determining the provision for loan losses is described in Note 5 beginning on page 13.

Risk Elements

Our nonperforming assets at March 31, 2011 amounted to $4.8 million, a decrease of $134 thousand, or 2.7%, from the December 31, 2010 total, and an increase of $1.1 million, or 29.3%, from the March 31, 2010 total.  At March 31, 2011, our ratio of nonperforming assets to total assets was .24%, well below the 3.26% ratio for our peer group at December 31, 2010.

The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines).

Loans Past Due 30-89 Days and Accruing Interest

	Period Ending
	3/31/2011	12/31/2010	3/31/2010
Commercial Loans	$ 884	$ 968	$ 590
Commercial Real Estate Loans	1,436	400	597
Residential Real Estate Loans	1,792	2,033	1,995
Other Consumer Loans	3,591	4,967	4,677
Total delinquent loans	$7,703	$8,368	$7,859

Delinquent loans totaled $7.7 million and represented 0.68% of loans outstanding at March 31, 2011, a decrease of $665 thousand, or 8.0%, from December 31, 2010, which represented .73% of loans then outstanding and a decrease of $156 thousand from March 31, 2010, which represented 0.70% of loans then outstanding.

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

As of March 31, 2011, we did not own any real estate properties which financial institutions typically acquire through the foreclosure process. As a result of our conservative underwriting standards, within the near-term we do not expect significant losses to be incurred from residential real estate borrowers who are experiencing stress due to the current economic environment.

In light of current developments, including signs of strengthening in the U.S. economy generally and in our own market area (albeit not in real estate markets), we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Stockholders' Equity:  Stockholders' equity increased by $6.9 million or 4.6%, during the first three months of 2011, from $152.3 million to $159.2 million.  Components of the change in stockholders' equity over the three-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 30.  The first quarter 2011 cash dividend was $.25 per share and at its April 2011 meeting the Board declared another $.25 cash dividend to be paid on June 15, 2011.

Stock Repurchase Program:  Also at its April 2011 meeting, the Board of Directors approved a 12-month stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the ensuing period in open market or privately negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2010, of which amount approximately $3.1 million was used to make repurchases prior to replacement of the 2010 program with the 2011 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may affect stock repurchases under the 2011 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of excess capital and in the best interests of stockholders.

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

New Capital Standards to be Promulgated:  This discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the recently enacted Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours.  These standards must be at least as strict as the preexisting capital standards for U.S. financial institutions or, if more restrictive, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank.  The latter reference is generally understood as embracing the new, enhanced capital requirements for leading nations known as Basel III currently awaiting final approval by the Group of 20 advanced nations.  The Basel III standards, if approved and included in the new U.S. bank capital standards, may require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important New Capital and Liquidity Standards” on page 43 of this Report.

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

Trust Preferred Securities Under Financial Reform Bill:  In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement.  Under the Federal Reserve Board’s pre-existing rules on regulatory capital, TRUPs may qualify as Tier 1 capital for bank holding companies such as ours in an amount not to exceed 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Under the recently enacted Dodd-Frank Act, trust preferred securities outstanding at the effective date of the Act may continue to qualify as Tier 1 capital for those bank holding companies, like Arrow, that have total assets of less than $15 billion until the redemption or maturity of such securities.  Trust preferred securities issued in the future by such holding companies, however, will no longer qualify for this treatment.

As of March 31, 2011, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.66%	14.37%	15.63%
Glens Falls National Bank & Trust Co.	8.40	14.26	15.51
Saratoga National Bank & Trust Co.	8.92	14.06	15.32

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at March 31, 2011 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ.  On April 27, 2011, our Board of Directors declared the 2011 second quarter cash dividend of $.25 payable on June 15, 2011.

			Cash Dividends Declared
	Market Price
	Low	High
2010
First Quarter	$23.04	$26.90	$.243
Second Quarter	22.36	28.49	.243
Third Quarter	21.29	25.32	.243
Fourth Quarter	24.00	28.51	.250

2011
First Quarter	$22.59	$28.09	$.250
Second Quarter (dividend payable June 15, 2011)			.250

	2011	2010
Dividends Per Share	$.25	$.24
Diluted Earnings Per Share	.47	.48
Dividend Payout Ratio	53.19%	50.00%
Total Equity (in thousands)	$159,188	$145,804
Shares Issued and Outstanding (in thousands)	11,402	11,276
Book Value Per Share	$13.96	$12.93
Intangible Assets (in thousands)	$24,900	$16,630
Tangible Book Value Per Share	$11.78	$11.46

LIQUIDITY

Our liquidity is measured by our ability to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as for earnings considerations, we must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need.

Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, cash deposits at other banks and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, as well as the ability to quickly pledge marketable investment securities and loans to obtain funds, represent our primary sources of available liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $544.8 million at March 31, 2011, of which $510.2 million was pledged for various purposes.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide needed liquidity.

In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).  We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during 2011.

We participate in the Overnight Advance program with the FHLBNY, which allows for overnight advances up to the limit of pledged collateral, including mortgage-backed securities and loans.  The amount available for overnight advances amounted to $58.2 million at March 31, 2011.   During 2011, we used this facility for a short period.  The average balance of these overnight advances was $361 thousand for the first quarter of 2011.

The balance in other short-term borrowings at March 31, 2011 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At March 31, 2011, the amount available under this facility was $250.5 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks.  In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash due from banks, as opposed to very low-rate investments in longer-term assets.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through March 31, 2011 and the date of this Report.

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

The liquidity proposals under Basel III include:  (i) a liquidity coverage ratio (to become effective January 1, 2015); and (ii) a net stable funding ratio (to become effective January 1, 2018).  Each of these ratios, if implemented in accordance with the preliminary proposals disseminated by the bank regulatory authorities, may prove extremely challenging to banks generally, although the precise shape of the regulatory liquidity measures remains very uncertain.

Many of the details of Basel III’s new minimum capital ratios will remain uncertain until the Committee’s proposals are ultimately reviewed and ratified by the Group of 20 finance ministers and the final form of the liquidity measures is even more uncertain and subject to significant change in the rule promulgation process.

The final provisions of Basel III, as thus approved, also must await final implementing regulations by U.S. banking regulators before they go into effect.  Dodd-Frank directs U.S. Bank regulators to promulgate new capital and liquidity guidelines for banks and implicitly directs that the new guidelines should comply at a minimum with the final Basel III Standards.

Because of the uncertainty surrounding these new capital and liquidity requirements, we are not able to predict at this time the content therefore the impact that any changes in regulation may have on the Company.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2011 Compared With

Three Months Ended March 31, 2010

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Mar 2011	Mar 2010	Change	% Change
Net Income	$5,281	$5,415	$(134)	(2.5)%
Diluted Earnings Per Share	.47	.48	(0.01)	(2.1)
Return on Average Assets	1.11%	1.19%	(0.08)	(6.7)
Return on Average Equity	13.77%	15.25%	(1.48)	(9.7)

We reported earnings (net income) of $5.3 million for the first quarter of 2011, a decrease of $134 million, or 2.5%, from the first quarter of 2010.   Diluted earnings per share were $.47 and $.48 for the respective quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Mar 2011	Mar 2010	Change	% Change
Interest and Dividend Income	$20,821	$22,512	$(1,691)	(7.5)%
Interest Expense	5,336	5,940	(604)	(10.2)
Net Interest Income	$15,485	$16,572	$(1,087)	(6.6)

Tax-Equivalent Adjustment	931	861	70	8.1

Average Earning Assets (1)	$1,850,150	$1,762,490	$ 87,660	5.0
Average Paying Liabilities	1,546,849	1,483,532	63,317	4.3

Yield on Earning Assets (1)	4.56%	5.18%	(0.62)%	(12.0)
Cost of Paying Liabilities	1.40	1.62	(0.22)	(13.6)
Net Interest Spread	3.16	3.56	(0.40)	(11.2)
Net Interest Margin	3.39	3.81	(0.42)	(11.0)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.81% to 3.39% from the first quarter of 2010 to the first quarter of 2011.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 25, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  Net interest income for the just completed quarter, on a taxable equivalent basis, decreased $1.1 million, or 6.6%, from the first quarter of 2010.  An $87.7 million increase in average earning assets between the quarters was not enough to offset the negative impact from changes in the yield on our earning assets, which decreased at a faster pace (62 basis points) than the costs of our paying liabilities (22 basis points).  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $220 thousand and $375 thousand for the quarters ended March 31, 2011 and 2010, respectively.  The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 39.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Mar 2011	Mar 2010	Change	% Change
Income From Fiduciary Activities	$1,546	$1,406	$ 140	10.0%
Fees for Other Services to Customers	1,915	1,856	59	3.2
Insurance Commissions	1,466	621	845	136.1
Net Gain on Securities Transactions	542	---	542	100.0
Net Gain on the Sale of Loans	51	21	30	142.9
Other Operating Income	100	114	(14)	(12.3)
Total Noninterest Income	$5,620	$4,018	$ 1,602	39.9

Total noninterest income in the just completed quarter was $5.6 million, an increase of $1.6 million, or 39.9%, from total noninterest income of $4.0 million for the first quarter of 2010.  We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities, fees for other services to customers and insurance commissions.

For the just completed 2011 quarter, income from fiduciary activities increased $140 thousand, or 10.0%, from the comparable 2010 quarter.  The increase reflects a recovery in the amount of assets under administration, which followed a general recovery in the U.S. stock markets and from the addition of new account relationships. At quarter-end 2011, the market value of assets under trust administration and investment management amounted to $1.0 billion, an increase of $103.6 million, or 11.4%, from quarter-end 2010.  A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $1.9 million for 2011, an increase of $59 thousand, or 3.2%, from the 2010 quarter.  The increase between the two periods in fees for other services to customers was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $522 thousand for 2010 to $572 thousand for 2011.  These two increases were offset, in part, by a decrease in fee income from service charges on deposit accounts.

Certain provisions of Dodd-Frank limited the size of interchange fees that large banks may charge on customers’ debit card transactions.  Although these provisions do not directly apply to smaller community banks like ours, the law may indirectly restrict our ability to continue to charge current interchange fees because of the need to compete on price with larger banks.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, and to charge them overdraft fees for covered overdrafts, without the customer’s consent. We believe that these new laws and rules restricting interchange fees and overdraft fees are not likely to have a material adverse impact on our financial condition or results of operations in future periods.  Our interchange fee percentage will not likely be materially reduced in upcoming periods, we believe, and debit card usage by our customers continues to grow.  Moreover, we do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs of the sort that led to substantial increases in overdraft fee income at certain other banks and provided the impetus for the new consumer protection regulations restricting the use of such programs by banks.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  During the past two years we acquired two additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area.  On April 1, 2010, we acquired Loomis and LaPann, Inc., and on February 1, 2011, we acquired Upstate Agency, Inc., in each case retaining all key insurance agency personnel as well as insurance agency offices.  We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Mar 2011	Mar 2010	Change	% Change
Salaries and Employee Benefits	$ 7,202	$ 6,602	$ 600	9.1%
Occupancy Expense of Premises, Net	976	878	98	11.2
Furniture and Equipment Expense	942	899	43	4.8
FDIC and FICO Assessments	513	494	19	3.8
Amortization	100	73	27	37.0
Other Operating Expense	2,586	2,594	(8)	(0.3)
Total Noninterest Expense	$12,319	$11,540	$ 779	6.8

Efficiency Ratio	59.42%	55.69%	3.73%	6.7

Noninterest expense for the first quarter of 2011 was $12.3 million, an increase of $779 thousand, or 6.8%, over the expense for the first quarter of 2010.  For the first quarter of 2011, our efficiency ratio was 59.42%.  This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses).  See the discussion on page 25 of this report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator.  Our efficiency ratios in recent periods compared favorably to the ratios of our peer group; for the fourth quarter of 2010 (the most recent quarter for which peer group information is available), our peer group ratio was 69.87%, and our ratio was 57.61%.

Two months of activity for the Upstate Agency is reflected both in the $779 thousand increase in noninterest expenses for the 2011 quarter, above, as well as the $845 thousand increase in insurance commission income for the quarter, discussed earlier.  All categories of noninterest expense, including amortization, experienced increases from the acquisition of the Upstate Agency (except for FDIC and FICO assessments).

Salaries and employee benefits expense increased by $600 thousand, or 9.1%, from the first quarter of 2010 to the first quarter of 2011.  All 37 full-time equivalent employees of the Upstate Agency and Loomis and LaPann continued employment with us after the acquisition.

Occupancy expense increased from the first quarter of 2010 to the first quarter of 2011.  The increase was primarily attributable to increases in net rental expense, including offices rented by the Upstate Agency.  The increase in furniture and equipment expense was primarily attributable to equipment maintenance.

Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis.  In the completed quarter, we continued to pay the lowest possible rate.  Beginning with the second quarter of 2011, the risk-based calculation for the premium will convert to the new FDIC method, a method based on adjusted assets rather than deposits.  We expect, under the new method that our FDIC premiums will be reduced from our current level of over $500 thousand of FDIC and FICO assessments quarterly, to less than $300 thousand of estimated expense quarterly, over a 40% decline.

Other operating expense remained essentially unchanged from the first quarter of 2010.  This was the result of offsetting increases and decreases among a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Mar 2011	Mar 2010	Change	% Change
Provision for Income Taxes	$2,354	$2,399	$(45)	(1.9)%
Effective Tax Rate	30.8%	30.7%	0.1	0.3

The provisions for federal and state income taxes amounted to $2.4 million for both of the first quarters of 2011 and 2010.  The effective tax rate was similar for both periods, as well.

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

The simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro-rata shift in rates over a 12 month period.  However, at quarter-end 2011 the targeted federal funds rate was a range of 0 to .25%.  For the decreasing rate simulation we applied a 100 basis point downward shift in interest rates for the long end of the yield curve with short-term rate decreases limited by an absolute floor of a zero interest rate.  We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question.  In practice, however, as discussed elsewhere in this report, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).

Applying the simulation model analysis as of March 31, 2011, a 200 basis point increase in interest rates demonstrated a .60% increase in net interest income, and a 100 basis point decrease in interest rates demonstrated a .80% decrease in net interest income when compared with our base projection.  These amounts were well within our ALCO policy limits.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.

Risk Factors

There were no material changes to the risk factors as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2010 that still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended March 31, 2011:

First Quarter 2011 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
January	3,931	$25.95	---	$2,627,916
February	35,761	23.84	30,000	1,912,278
March	22,721	23.88	---	1,912,278
Total	62,413	23.99	30,000

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  January – DRIP purchases (3,420 shares), stock option exercise (511 shares); February – DRIP purchases (5,660 shares), stock option exercises (101 shares); March – DRIP purchases (21,948 shares), stock option exercise (773 shares).

2Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which during the first quarter of 2011 was the $5 million stock repurchase program authorized by the Board if Directors in April 2010 (the “2010 Repurchase Program”), but do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at each month-end during the quarter as listed in column D represents the amount remaining under the 2010 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect during the quarter.  In April 2011 the Board authorized a new $5 million stock repurchase program, replacing the 2010 Repurchase Program.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: May 9, 2011	s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: May 9, 2011	s/Terry R. Goodemote
Terry R. Goodemote, Senior Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)