Form 10-Q
period 2011-06-30
ARROW FINANCIAL CORP
filed 2011-08-08
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2011
Common Stock, par value $1.00 per share	11,359,117

ARROW FINANCIAL CORPORATION

FORM 10-Q

June 30, 2011

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
Cash and Due from Banks	$ 33,202	$ 25,961	$ 33,071
Interest-Bearing Deposits at Banks	24,118	5,118	6,701

Investment Securities:
Available-for-Sale	511,094	517,364	447,867
Held-to-Maturity (Approximate Fair Value of $143,327 at June 30, 2011, $162,713 at December 31, 2010 and $162,077 at June 30, 2010)	138,334	159,938	158,226
Other Investments	7,019	8,602	9,474

Loans	1,120,096	1,145,508	1,144,959
Allowance for Loan Losses	(14,820)	(14,689)	(14,411)
Net Loans	1,105,276	1,130,819	1,130,548
Premises and Equipment, Net	19,490	18,836	19,252
Other Real Estate and Repossessed Assets, Net	31	58	23
Goodwill	20,823	15,783	15,783
Other Intangible Assets, Net	4,221	1,458	1,423
Accrued Interest Receivable	6,689	6,512	6,464
Other Assets	31,477	17,887	17,287
Total Assets	$1,901,774	$1,908,336	$1,846,119

LIABILITIES
Noninterest-Bearing Deposits	$ 219,403	$ 214,393	$ 201,839
NOW Accounts	545,022	569,076	485,837
Savings Deposits	414,487	382,130	366,639
Time Deposits of $100,000 or More	123,640	120,330	134,220
Other Time Deposits	239,307	248,075	250,489
Total Deposits	1,541,859	1,534,004	1,439,024

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,361	51,581	60,847
Other Short-Term Borrowings	2,211	1,633	1,619
Federal Home Loan Bank Advances	90,000	130,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	1,549	1,957	2,094
Other Liabilities	22,205	16,902	19,832
Total Liabilities	1,738,185	1,756,077	1,693,416

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (15,625,512 Shares Issued at June 30, 2011 and at December 31, 2010, and 15,170,399 Shares Issued at June 30, 2010)	15,626	15,626	15,170
Additional Paid-in Capital	194,276	191,068	179,850
Retained Earnings	30,039	24,577	29,757
Unallocated ESOP Shares (118,292 Shares at June 30, 2011, 132,296 Shares at December 31, 2010, and 87,551 Shares at June 30, 2010)	(2,600)	(2,876)	(1,876)
Accumulated Other Comprehensive Loss	(2,983)	(6,423)	(1,682)
Treasury Stock, at Cost (4,152,043 Shares at June 30, 2011, 4,237,435 Shares
at December 31, 2010, and 4,111,704 Shares at June 30, 2010)	(70,769)	(69,713)	(68,516)
Total Stockholders’ Equity	163,589	152,259	152,703
Total Liabilities and Stockholders’ Equity	$1,901,774	$1,908,336	$1,846,119

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,714	$16,293	$29,729	$32,456
Interest on Deposits at Banks	22	34	44	74
Interest and Dividends on Investment Securities:
Fully Taxable	3,323	3,890	6,673	7,861
Exempt from Federal Taxes	1,497	1,461	3,001	2,938
Total Interest and Dividend Income	19,556	21,678	39,447	43,329
INTEREST EXPENSE
NOW Accounts	1,361	1,454	2,692	2,877
Savings Deposits	503	570	1,006	1,110
Time Deposits of $100,000 or More	664	727	1,331	1,443
Other Time Deposits	1,292	1,480	2,644	2,966
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	23	32	47	62
Federal Home Loan Bank Advances	986	1,615	2,302	3,219
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	146	145	290	286
Total Interest Expense	4,975	6,023	10,312	11,963
NET INTEREST INCOME	14,581	15,655	29,135	31,366
Provision for Loan Losses	170	375	390	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,411	15,280	28,745	30,616
NONINTEREST INCOME
Income from Fiduciary Activities	1,526	1,322	3,072	2,728
Fees for Other Services to Customers	2,058	1,997	3,973	3,853
Insurance Commissions	1,815	728	3,281	1,349
Net Gains on Securities Transactions	482	878	1,024	878
Net Gains on Sale of Loans	167	34	218	55
Other Operating Income	180	69	280	183
Total Noninterest Income	6,228	5,028	11,848	9,046
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,233	7,053	14,435	13,655
Occupancy Expense, Net	1,894	1,772	3,812	3,549
FDIC Assessments	267	492	780	986
Other Operating Expense	2,777	2,685	5,463	5,352
Total Noninterest Expense	12,171	12,002	24,490	23,542
INCOME BEFORE PROVISION FOR INCOME TAXES	8,468	8,306	16,103	16,120
Provision for Income Taxes	2,619	2,592	4,973	4,991
NET INCOME	$ 5,849	$ 5,714	$11,130	$11,129
Average Shares Outstanding:
Basic	11,387	11,307	11,361	11,284
Diluted	11,399	11,344	11,378	11,323
Per Common Share:
Basic Earnings	$ .51	$ .51	$ .98	$ 0.99
Diluted Earnings	.51	.50	.98	0.98

Shares and Per Share Amounts have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	15,625,512	$15,626	$191,068	$24,577	$(2,876)	$ (6,423)	$(69,713)	$152,259
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,130	---	---	---	11,130
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $6,272)	---	---	---	---	---	3,787	---	3,787
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $1,024)	---	---	---	---	---	(618)	---	(618)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $512)	---	---	---	---	---	309	---	309
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $63)	---	---	---	---	---	(38)	---	(38)
Other Comprehensive Income								3,440
Comprehensive Income								14,570

Cash Dividends Paid, $.50 per Share	---	---	---	(5,668)	---	---	---	(5,668)
Stock Options Exercised (14,717 Shares)	---	---	183	---	---	---	130	313
Shares Issued Under the Directors’ Stock Plan (3,634 Shares)	---	---	55	---	---	---	33	88
Shares Issued Under the Employee Stock Purchase Plan (10,263 Shares)	---	---	154	---	---	---	92	246
Tax Benefit for Disposition of Stock Options	---	---	2	---	---	---	---	2
Shares Issued for Dividend Reinvestment Plans (37,689 Shares)	---	---	541	---	---	---	348	889
Stock-Based Compensation Expense	---	---	174	---	---	---	---	174
Purchase of Treasury Stock (113,415 Shares)	---	---	---	---	---	---	(2,759)	(2,759)
Acquisition of Subsidiary (132,504 Shares)	---	---	2,034	---	---	---	1,100	3,134
Allocation of ESOP Stock (14,004 Shares)	---	---	65	---	276	---	---	341
Balance at June 30, 2011	15,625,512	$15,626	$194,276	$30,039	$(2,600)	$(2,983)	$(70,769)	$163,589

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	11,129	---	---	---	11,129
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $505)	---	---	---	---	---	304	---	304
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $86)	---	---	---	---	---	(53)	---	(53)
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $878)	---	---	---	---	---	(530)	---	(530)
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $8,672)	---	---	---	---	---	5,237	---	5,237
Other Comprehensive Income								4,958
Comprehensive Income								16,087

Cash Dividends Paid, $.49 per Share	---	---	---	(5,472)	---	---	---	(5,472)
Stock Options Exercised (26,518 Shares)	---	---	94	---	---	---	225	319
Shares Issued Under the Directors’ Stock Plan (2,866 Shares)	---	---	50	---	---	---	24	74
Shares Issued Under the Employee Stock Purchase Plan (9,443 Shares)	---	---	154	---	---	---	81	235
Stock-Based Compensation Expense	---	---	147	---	---	---	---	147
Tax Benefit for Disposition of Stock Options	---	---	63	---	---	---	---	63
Allocation of ESOP Stock (17,616 Shares)	---	---	125	---	328	---	---	453
Shares Issued for Dividend Reinvestment Plans (32,801 Shares)	---	---	566	---	---	---	279	845
Acquisition of Subsidiary (26,240 Shares)	---	---	459	---	---	---	223	682
Purchase of Treasury Stock (61,761 Shares)	---	---	---	---	---	---	(1,548)	(1,548)
Balance at June 30, 2010	15,170,399	$15,170	$179,850	$29,757	$(1,876)	$(1,682)	$(68,516)	$152,703

Cash dividends paid in 2010 have been restated for the September 2010 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Six months
	Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$11,130	$ 11,129
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Loan Losses	390	750
Depreciation and Amortization	2,945	1,700
Compensation Expense for Allocated ESOP Shares	65	125
Gains on the Sale of Securities Available-for-Sale	(1,041)	(878)
Other-Than-Temporary Impairment	17	---
Loans Originated and Held-for-Sale	(18,066)	(3,540)
Proceeds from the Sale of Loans Held-for-Sale	28,317	3,595
Net Gains on the Sale of Loans	(218)	(55)
Net Loss (Gain) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	2	(2)
Contributions to Pension Plans	(1,698)	(160)
Deferred Income Tax Expense (Benefit)	537	(515)
Shares Issued Under the Directors’ Stock Plan	88	74
Stock-Based Compensation Expense	174	147
Net Increase in Other Assets	(2,439)	(1,225)
Net Increase (Decrease) in Other Liabilities	4,026	(1,714)
Net Cash Provided By Operating Activities	24,229	9,431
Cash Flows from Investing Activities:
Proceeds from the Sales of Securities Available-for-Sale	16,971	10,859
Proceeds from the Maturities and Calls of Securities Available-for-Sale	145,744	122,722
Purchases of Securities Available-for-Sale	(151,655)	(135,469)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	24,205	12,163
Purchase of Securities Held-to-Maturity	(2,757)	(1,613)
Net Decrease (Increase) in Loans	14,892	(33,486)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	252	415
Purchases of Premises and Equipment	(1,415)	(877)
Acquisition of Subsidiary	(3,487)	264
Purchase of Bank-Owned Life Insurance	(12,833)	---
Net Decrease (Increase) in Other Investments	1,583	(539)
Net Cash Provided By (Used In) Investing Activities	31,500	(25,561)
Cash Flows from Financing Activities:
Net Increase (Decrease) in Deposits	7,855	(4,542)
Net Increase (Decrease) in Short-Term Borrowings	9,358	(11,442)
Federal Home Loan Bank Advances	10,000	10,000
Federal Home Loan Bank Repayments	(50,000)	---
Purchase of Treasury Stock	(2,759)	(1,548)
Stock Options Exercised	313	319
Shares Issued under the Employee Stock Purchase Plan	246	235
Tax Benefit from Exercise of Stock Options	2	63
Treasury Stock Issued for Dividend Reinvestment Plans	889	845
Allocation of Common Stock Purchased by the ESOP	276	328
Cash Dividends Paid	(5,668)	(5,472)
Net Cash Used In Financing Activities	(29,488)	(11,214)
Net Increase (Decrease) in Cash and Cash Equivalents	26,241	(27,344)
Cash and Cash Equivalents at Beginning of Period	31,079	67,116
Cash and Cash Equivalents at End of Period	$57,320	$39,772
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$10,706	$12,117
Income Taxes	4,181	9,933
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	228	324
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax	3,787	5,237
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax	618	(530)
Additional Shares Issued for Acquisition of Subsidiary	3,134	682
Amortization of Net Retirement Plan Actuarial Loss	309	304
Accretion of Net Retirement Plan Prior Service Credit	(38)	(53)
Fair Value of Assets from Acquisition of Subsidiary	7,688	882
Fair Value of Liabilities from Acquisition of Subsidiary	1,067	465

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

June 30, 2011

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2011, December 31, 2010 and June 30, 2010; the results of operations for three and six-month periods ended June 30, 2011 and 2010; the changes in stockholders’ equity for the six-month periods ended June 30, 2011 and June 30, 2010; and the cash flows for the six-month periods ended June 30, 2011 and 2010.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2010, included in Arrow’s 2010 Form 10-K.

Recent Accounting Pronouncements:

ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting the components of comprehensive income as part of the statement of changes in stockholders’ equity and provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two but separate consecutive statements.  The update is effective, retrospectively, for interim and annual periods beginning after December 15, 2011.  The changes are limited to matters of presentation and will not have an impact on our financial condition or results of operation.

ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In 2006, the FASB and the International Accounting Standards Board (IASB) published a Memorandum of Understanding, which has served as the foundation of the Boards’ efforts to create a common set of high quality global accounting standards. Consistent with the Memorandum of Understanding and the Boards’ commitment to achieving that goal, the amendments in ASU 2011-04 are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs).The Boards worked together to ensure that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style).  The amendments in ASU 2011-04 explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. We have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

ASU 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. The amendments in ASU 2011-03 remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: 1. The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred. 2. The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price. 3. The agreement is entered into contemporaneously with, or in contemplation of, the transfer.  The update is effective, retrospectively, for interim and annual periods beginning after December 15, 2011.  Currently, we report all of our repurchase agreements as secured borrowings and accordingly, we have determined that this pronouncement will not have a material impact on our financial condition or results of operations.

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

1.    Accounting Policies, continued

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

2.   Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of June 30, 2011, December 31, 2010, and June 30, 2010:

	June 30,	December 31,	June 30,
	2011	2010	2010
Retirement Plan Net Loss	$(10,648)	$(10,610)	$(9,881)
Retirement Plan Prior Service Cost	741	432	342
Net Unrealized Securities Holding Gains	6,924	3,755	7,857
Total Accumulated Other Comprehensive Loss	$ (2,983)	$ (6,423)	$(1,682)

3.   Earnings Per Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the six-month periods ended June 30, 2011 and 2010, as restated for the September 2010 3% stock dividend:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended June 30, 2011:
Basic EPS	$5,849	11,387	$.51
Dilutive Effect of Stock Options	---	12
Diluted EPS	$5,849	11,399	$.51
For the Three Months Ended June 30, 2010:
Basic EPS	$5,714	11,307	$.51
Dilutive Effect of Stock Options	---	37
Diluted EPS	$5,714	11,344	$.50

For the Six Months Ended June 30, 2011:
Basic EPS	$11,130	11,361	$.98
Dilutive Effect of Stock Options	---	17
Diluted EPS	$11,130	11,378	$.98
For the Six Months Ended June 30, 2010:
Basic EPS	$11,129	11,284	$.99
Dilutive Effect of Stock Options	---	39
Diluted EPS	$11,129	11,323	$.98

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at June 30, 2011, December 31, 2010, and June 30, 2010 are presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2011:
U.S. Agency Securities	$ 49,312	$ 49,551	$ 239	$ ---
State and Municipal Obligations	90,451	90,700	251	2
Collateralized Mortgage Obligations	152,751	159,985	7,311	77
Mortgage-Backed Securities – Residential	204,443	208,044	3,815	214
Corporate and Other Debt Securities	1,357	1,345	---	12
Mutual Funds and Equity Securities	1,314	1,469	165	10
Total Securities Available-for-Sale	$499,628	$511,094	$11,781	$ 315

December 31, 2010:
U.S. Agency Securities	$ 97,943	$ 98,173	$ 326	$ 96
State and Municipal Obligations	89,471	89,528	72	15
Collateralized Mortgage Obligations	161,247	166,964	6,692	975
Mortgage-Backed Securities – Residential	159,636	159,926	2,532	2,242
Corporate and Other Debt Securities	1,516	1,417	---	99
Mutual Funds and Equity Securities	1,333	1,356	70	47
Total Securities Available-for-Sale	$511,146	$517,364	$9,692	$3,474

June 30, 2010:
U.S. Agency Securities	$162,937	$163,858	$ 921	$ --
State and Municipal Obligations	18,876	18,953	84	7
Collateralized Mortgage Obligations	169,355	177,863	8,547	39
Mortgage-Backed Securities – Residential	80,824	84,552	3,728	---
Corporate and Other Debt Securities	1,552	1,433	---	119
Mutual Funds and Equity Securities	1,311	1,208	51	154
Total Securities Available-for-Sale	$434,855	$447,867	$13,331	$319

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
June 30, 2011:
State and Municipal Obligations	$137,334	$142,327	$5,008	$15
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$138,334	$143,327	$5,008	$15

December 31, 2010:
State and Municipal Obligations	$158,938	$161,713	$2,911	$136
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$159,938	$162,713	$2,911	$136

June 30, 2010:
State and Municipal Obligations	$157,226	$161,077	$3,970	$119
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$158,226	$162,077	$3,970	$119

4.     Investments, Debt and Equity Securities, continued

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $6,060 and $959 at June 30, 2011, respectively, $7,743 and $859 at December 31, 2010, respectively, and $8,642 and $832 at June 30, 2010, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of June 30, 2011 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Agency Securities	$ 15,754	$ 15,824	$ ---	$ ---
State and Municipal Obligations	66,530	66,580	16,057	16,234
Collateralized Mortgage Obligations	19,685	19,897	---	---
Mortgage-Backed Securities – Residential	2,238	2,309	---	---
Total	104,207	104,610	16,057	16,234

From 1 - 5 Years:
U.S. Agency Securities	33,558	33,727	---	---
State and Municipal Obligations	20,180	20,355	51,686	52,778
Collateralized Mortgage Obligations	96,013	101,434	---	---
Mortgage-Backed Securities – Residential	159,910	162,114	---	---
Corporate and Other Debt Securities	28	28	---	---
Total	309,689	317,658	51,686	52,778

From 5 - 10 Years:
State and Municipal Obligations	1,098	1,122	59,191	62,535
Collateralized Mortgage Obligations	37,053	38,653	---	---
Mortgage-Backed Securities – Residential	24,137	24,965	---	---
Total	62,288	64,740	59,191	62,535

Over 10 Years:
State and Municipal Obligations	2,643	2,643	10,400	10,780
Mortgage-Backed Securities – Residential	18,158	18,657	---	---
Corporate and Other Debt Securities	1,329	1,317	1,000	1,000
Total	22,130	22,617	11,400	11,780
Total Debt Securities	$498,314	$509,625	$138,334	$143,327

The fair value of securities pledged to secure repurchase agreements amounted to $60,361, $51,581 and $60,847 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $371,408, $382,142 and $327,439 at June 30, 2011, December 31, 2010, and June 30, 2010, respectively.  Other mortgage-backed securities at June 30, 2011, December 31, 2010 and June 30, 2010 included $1,325, $1,598 and $1,865, respectively, of loans previously securitized by Arrow, which it continues to service.

4.     Investments, Debt and Equity Securities, continued

Temporarily Impaired Securities
June 30, 2011	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
State & Municipal Obligations	3,359	2	---	---	3,359	2
Collateralized Mortgage Obligations	11,804	77	146	---	11,950	77
Mortgage-Backed Securities – Residential	53,587	214	---	---	53,587	214
Corporate & Other Debt Securities	---	---	317	12	317	12
Mutual Funds and Equity Securities	28	8	46	2	74	10
Total Securities Available-for-Sale	$68,778	$301	$509	$ 14	$ 69,287	$ 315
Held-to-Maturity Portfolio
State & Municipal Obligations	$---	$---	$1,561	$15	$1,561	$15

The table above for June 30, 2011 consists of 33 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  All of the CMO’s are agency backed and are all rated AAA, as are the mortgage-backed securities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no widespread deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to June 30, 2011, there were no securities downgraded below investment grade.

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

Temporarily Impaired Securities
December 31, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$ 23,928	$ 72	$ 5,976	$ 24	$ 29,904	$ 96
State & Municipal Obligations	11,632	11	2,432	4	14,064	15
Collateralized Mortgage Obligations	32,027	975	---	---	32,027	975
Mortgage-Backed Securities - Residential	69,461	1,957	12,129	285	81,590	2,242
Corporate & Other Debt Securities	283	48	949	51	1,232	99
Mutual Funds and Equity Securities	1,095	47	---	---	1,095	47
Total Securities Available-for-Sale	$138,426	$3,110	$21,486	$364	$159,912	$3,474
Held-to-Maturity Portfolio
State & Municipal Obligations	$6,449	$73	$4,552	$63	$11,001	$136

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

4.     Investments, Debt and Equity Securities, continued

Temporarily Impaired Securities
June 30, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$ 1,589	$ 7	$ ---	$ --	$ 1,589	$ 7
Collateralized Mortgage Obligations	9,403	39	---	---	9,403	39
Mortgage-Backed Securities – Residential	---	---	---	---	---	---
Corporate & Other Debt Securities	---	---	1,263	120	1,263	120
Mutual Funds and Equity Securities	948	146	40	7	988	153
Total Securities Available-for-Sale	$11,940	$ 192	$1,303	$127	$13,243	$319
Held-to-Maturity Portfolio
State & Municipal Obligations	$4,381	$35	$3,591	$84	$7,972	$119

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

At June 30, 2011 and December 31, 2010 mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009.  The approximate fair value for this security was $1,210, 1,050 and $948 at June 30, 2011, December 31, 2010 and June 30, 2010, respectively.  During the second quarter of 2011, we recorded a $17 other-than-temporary impairment on a security in our held-to-maturity portfolio.

5.     Loans

Loan balances outstanding as of June 30, 2011, December 31, 2010 and June 30, 2010 consisted of the following:

Loans
As of June 30, 2011, December 31, 2010 and June 30, 2010

	June 30,	December 31,	June 30,
	2011	2010	2010
Commercial	$ 97,201	$ 97,621	$ 93,100
Commercial real estate:
Commercial real estate – construction	6,907	7,090	12,961
Commercial real estate – other	228,542	214,291	203,299
Consumer:
Consumer – other	5,981	6,482	6,728
Consumer – automobile	316,692	334,656	331,303
Residential – prime	464,773	485,368	497,568
Total	$1,120,096	$1,145,508	$1,144,959

Supplemental Information:
Loans held for sale at period-end, included in the above balances	$261	$10,294	---

Credit Quality Indicators

The following table provides information about loan credit quality at June 30, 2011 and December 31, 2010:

Credit Quality Indicators
As of June 30, 2011

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$90,354	$4,967	$206,900
Special Mention	4,222	263	1,048
Substandard	2,625	1,677	20,594
Doubtful	---	---	---
Total	$97,201	$6,907	$228,542

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer-Other	Consumer-Automobile	Residential-Prime
Performing	$5,981	$316,198	$461,342
Nonperforming	---	494	3,431
Total	$5,981	$316,692	$464,773

5.     Loans, continued

Credit Quality Indicators
As of December 31, 2010

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$94,290	$5,117	$187,070
Special Mention	160	---	7,318
Substandard	3,171	1,973	19,903
Doubtful	---	---	---
Total	$97,621	$7,090	$214,291

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer-Other	Consumer-Automobile	Residential-Prime
Performing	$6,477	$333,847	$483,725
Nonperforming	5	809	1,643
Total	$6,482	$334,656	$485,368

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

Past Due Loans

The following table provides an analysis of the age of the recorded investment in loans that are past due as of June 30, 2011 and December 31, 2010.  Consistent with regulatory instructions, Arrow considers an amortizing loan past due 30 or more days only if the borrower is two or more payments past due.  Matured loans and all other loans are considered past due 30 or more days based on the payment due date.  Nonaccrual loans are included in the first three columns, unless the loan is past due less than 30 days.

5.      Loans, continued

Age Analysis of Past Due Loans
As of June 30, 2011

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial	$ 268	$ 251	$ 250	$ 769	$ 96,432	$ 97,201
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	6,907	6,907
Commercial Real Estate – other	76	1,106	169	1,351	227,191	228,542
Consumer:
Consumer-other	58	4	---	62	5,919	5,981
Consumer-automobile	2,853	843	220	3,916	312,776	316,692
Residential-prime	314	1,565	2,269	4,148	460,625	464,773
Total	$3,569	$3,769	$2,908	$10,246	$1,109,850	$1,120,096

Age Analysis of Past Due Loans
As of December 31, 2010

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial	$ 591	$ 377	$ 79	$ 1,047	$ 96,572	$ 97,619
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	7,090	7,090
Commercial Real Estate – other	483	---	254	737	213,554	214,291
Consumer:
Consumer-other	5	---	---	5	6,477	6,482
Consumer-automobile	3,542	1,547	508	5,597	329,061	334,658
Residential-prime	212	1,884	1,145	3,241	482,127	485,368
Total	$4,833	$3,808	$1,986	$10,627	$1,134,881	$1,145,508

Nonaccrual Loans and Loans Past Due 90 or More Days and Still Accruing Interest

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of nonperformance (generally 90 days for consumer installment loans, 120 days for home equity lines of credit and 150 days for other residential real estate loans) or the likelihood of repayment is uncertain in the opinion of management.  The nonaccrual status for all commercial loans is evaluated on a loan-by-loan basis.  The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed – against earnings for interest accrued during the calendar year and against the allowance for loan losses for prior accrued interest.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, we may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.  We had no material commitments to make additional advances to borrowers with nonperforming loans at June 30, 2011 or 2010.

5.      Loans, continued

The following table presents information concerning loans on nonaccrual status and loans past due 90 or more days and still accruing interest at June 30, 2011 and December 31, 2010:

Loans on Nonaccrual Status and Past Due 90 or More Days and Still Accruing Interest
As of June 30, 2011 and December 31, 2010

	June 30, 2011		December 31, 2010
		90 Days		90 Days
		or More		or More
	Nonaccrual	Past Due	Nonaccrual	Past Due
Commercial	$ 319	$ ---	$ 94	$ ---
Commercial real estate:
Commercial real estate - construction	---	---	---	---
Commercial real estate - other	1,173	110	2,237	83
Consumer:
Consumer – other	---	---	5	---
Consumer – automobile	489	23	809	---
Residential – prime	3,009	422	916	727
Total nonaccrual loans and loans past due 90 or more days and still accruing interest	$4,990	$555	$4,061	$810

Impaired Loans

We evaluate restructured loans and all commercial and real estate nonaccrual loans over $250 thousand individually for impairment.  We determine impairment primarily by evaluating the fair value of all collateral and secondarily by analysis of all other cash-flows available to the borrower to satisfy all contractual loan payments.   For return to accrual status and for payments received after the loan has been designated as impaired, we use the same analysis as applied to nonaccrual loans, as described above.

Impaired Loans
As of June 30, 2011 and December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2011
With no related allowance recorded:
Commercial real estate	$ 994	$ 994	$---	$ 996	$---
Residential real estate	1,812	1,812	---	1,793	23
Total Impaired Loans	$2,806	$2,806	$---	$2,789	$23

December 31, 2010
With no related allowance recorded:
Commercial real estate	$1,986	$1,986	$---	$1,937	$116
Residential Real Estate	252	252	---	254	9
Total Impaired Loans	$2,238	$2,238	$---	$2,191	$125

5.      Loans, continued

Allowance for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans and losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.

We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate impaired commercial and real estate loans over $250 thousand individually, as described above, while we evaluate the remainder of the portfolio on a pooled basis as described below.

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

Estimated losses reflect consideration of all significant factors that affect the collectability of the portfolio as of June 30, 2011.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

•

Changes in the experience, ability, and depth of lending management and other relevant staff

•

Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio

•

The existence and effect of any concentrations of credit, and changes in the level of such concentrations

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

5.      Loans, continued

From June 2004 to June 2006, the Federal Reserve Bank increased prevailing short-term rates in an effort to slow down national economic growth and check potential increases in the inflation rate.  However, from August 2007 through December 2008, the Federal Reserve Bank began to cut rates in response to the growing financial crisis in credit markets and evidence of a significant economic recession.  In our market area there was little impact from these developments in credit markets and the national economy on unemployment rates, job growth and business failures until the last quarter of 2008; overall, our market area has not experienced in the past six quarters the degree of negative impact on lending, credit and property values that the U.S. as a whole has experienced, although this may change in upcoming periods.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $1.5 million, or 10.4% of the total allowance for loan losses, at June 30, 2011.

The following summarizes the changes in the allowance for credit losses by portfolio segment for the six-month period ended June 30, 2011:

Allowance for Credit Losses
As of June 30, 2011
		Commercial	Commercial	Other			Unallo-
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	cated	Total
Beginning balance	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(50)	---	---	(49)	(288)	(1)	---	(388)
Recoveries	3	---	---	22	104	---	---	129
Provision	(914)	508	621	3	20	(118)	270	390
Ending balance	$1.076	$643	$3.614	$304	$4.596	$3.044	$1,543	$14,820
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$1,076	$643	$3,614	$304	$4,596	$3,044
Loans:
Ending balance	$97,201	$6,907	$227,548	$5,981	$316,692	$462,961		$1,117,290
Ending balance: Individually evaluated for impairment	$ --	$ ---	$ 994	$ ---	$ ---	$ 1,812		$ 2,806
Ending balance: Collectively evaluated for impairment	$97,201	$6,907	$228,542	$5,981	$316,692	$464,773		$1,120,096

Loan Modifications

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower.  No loans modified during the preceding twelve months subsequently defaulted as of June 30, 2011.  The following table presents information on loans that were modified during 2011:

Loans Modified During 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial Other	1	$ 62	$ 62
Automobile	9	88	88
Total	10	$150	$150

Off-Balance Sheet Credit Exposures

Currently, our off-balance sheet credit exposures are limited to commitments to make future loans and for outstanding letters of credit.  We follow the same procedures for evaluating the loss on these financial obligations as for our loans with outstanding balances.  Any loss is charged to other operating expenses.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended June 30:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service Cost	$395	$282	$ 40	$ 36
Interest Cost	431	438	67	105
Expected Return on Plan Assets	(746)	(468)	---	---
Accretion of Prior Service Credit	(3)	(19)	(28)	(24)
Amortization of Net Loss	233	235	23	17
Net Periodic Benefit Cost	$310	$468	$102	$134

The following table provides the components of net periodic benefit costs for the six months ended June 30:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service Cost	$ 715	$ 565	$ 80	$ 73
Interest Cost	910	875	182	223
Expected Return on Plan Assets	(1,390)	(1,055)	---	---
Accretion of Prior Service Credit	(6)	(38)	(57)	(48)
Amortization of Net Loss	465	471	47	34
Net Periodic Benefit Cost	$ 694	$ 818	$252	$282

We contributed $1.5 million to our qualified pension plan in both 2011 and 2010, although we were not required to make any contribution in either year.  The expected 2011 contribution for the nonqualified plan is $396.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $344 for 2011.

7.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2011 and 2010 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the second quarter of 2011 and 2010 was $92 and $78, respectively.  The expense for the first six months of 2011 and 2010 was $174 and $147, respectively.  Other information on the options is presented in the following table:

Grants Issued During the First Quarter:	2011	2010
Shares Granted	74,648	73,336
Fair Value of Options Granted	$6.43	$6.43

Assumptions:
Dividend Yield	4.00%	3.80%
Expected Volatility	36.5%	35.4%
Risk Free Interest Rate	2.54%	3.14%
Expected Lives (in years)	6.40	7.79

7.   Stock-Based Compensation Plans (Continued)

The following table presents the activity in Arrow’s compensatory stock options for the first six months of 2011 and 2010:

	2011		2010
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	466,944	$22.75	452,502	$21.70
Granted	74,648	25.47	73,336	23.86
Exercised	(14,717)	21.30	(27,315)	11.69
Forfeited	(10,071)	26.84	---	---
Outstanding at June 30	516,804	23.11	498,523	22.56
Exercisable at June 30	339,475	22.74	334,343	22.61

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $8.3 million of standby letters of credit on June 30, 2011, most of which will expire within one year and some of which were not collateralized.  At that date, all standby letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at June 30, 2011 was insignificant.

9.  Fair Value Measurements and Disclosures (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2011, December 31, 2010 and June 30, 2010 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.

We determine the fair value of financial instruments under the following hierarchy:

"

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

"

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

9.  Fair Value Measurements and Disclosures, continued

The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Securities Available-for Sale:
U.S. Agency Securities	$ 49,551	$---	$ 49,551	$ ---
State and Municipal Obligations	90,700	---	90,700	---
Collateralized Mortgage Obligations	159,985	---	159,985	---
Mortgage-Backed Securities - Residential	208,044	---	208,044	---
Corporate and Other Debt Securities	1,345	---	1,028	317
Mutual Funds and Equity Securities	1,469	215	1,254	---
Total Securities Available-for-Sale	$511,094	$215	$510,562	$317

December 31, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$ 98,173	$ ---	$ 98,173	$ ---
State and Municipal Obligations	89,528	---	89,528	---
Collateralized Mortgage Obligations	166,964	---	166,964	---
Mortgage-Backed Securities - Residential	159,926	---	159,926	---
Corporate and Other Debt Securities	1,417	---	1,134	283
Mutual Funds and Equity Securities	1,356	421	935	---
Total Securities Available-for-Sale	$517,364	$421	$516,660	$283

June 30, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$163,858	$---	$163,858	$ ---
State and Municipal Obligations	18,953	---	18,953	---
Collateralized Mortgage Obligations	177,863	---	177,863	---
Mortgage-Backed Securities - Residential	84,552	---	84,552	---
Corporate and Other Debt Securities	1,433	---	1,119	314
Mutual Funds and Equity Securities	1,208	---	1,208	---
Total Securities Available-for-Sale	$447,867	$---	$447,553	$314

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at June 30, 2011.

Level 3 securities available-for-sale at June 30, 2011, December 31, 2010 and June 30, 2010, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

9.  Fair Value Measurements and Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for June 30, 2011 and 2010 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2011	2010
Beginning Balance, January 1	$283	$305
Transfers In	---	---
Principal payment received	(2)	(3)
Purchases, issuances and settlements	---	---
Total net losses (realized/unrealized):
Included in earnings	---	---
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	36	12
Ending Balance, June 30	$317	$314

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at June 30, 2011, December 31, 2010 or June 30, 2011.

The following table presents a summary at June 30, 2011, December 31, 2010, and June 30, 2010 of the carrying amount and fair value of Arrow’s financial instruments:

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Due from Banks	$ 33,202	$ 33,202	$ 25,961	$ 25,961	$ 33,071	$ 33,071
Interest-Bearing Deposits at Banks	24,118	24,118	5,118	5,118	6,701	6,701
Securities Available-for-Sale	511,094	511,094	517,364	517,364	447,867	447,867
Securities Held-to-Maturity	138,334	143,327	159,938	162,713	158,226	162,077
Other Investments	7,019	7,019	8,602	8,602	9,474	9,474
Net Loans	1,105,276	1,132,069	1,130,819	1,158,129	1,130,548	1,154,469
Non-Maturity Deposits	1,178,912	1,178,912	1,165,599	1,165,599	1,054,314	1,054,314
Time Deposits	362,947	371,578	368,405	377,224	384,709	395,146
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,361	60,361	51,581	51,581	60,847	60,847
Other Short-Term Borrowings	2,211	2,211	1,633	1,633	1,619	1,619
FHLBNY Advances	90,000	93,236	130,000	134,676	150,000	156,776
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000	20,000	20,000
Accrued Interest Receivable	6,689	6,689	6,512	6,512	6,464	6,464
Accrued Interest Payable	1,549	1,549	1,957	1,957	2,094	2,094

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

9.  Fair Value Measurements and Disclosures, continued

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2011 and 2010, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and the related consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2011

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2011

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies), Loomis & LaPann, Inc. (a property and casualty insurance agency), Upstate Agency, LLC (also a property and casualty insurance agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds), Glens Falls National Community Development Corporation, and Arrow Properties, Inc. (a real estate investment trust, or REIT).  All of these are wholly owned or majority owned subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 299 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2011 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Examples of Forward-Looking Statements
Topic	Page	Location
Estimation of potential losses related to Visa obligation	34	3rd paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	35	3rd paragraph
	37	Last paragraph
	38	3rd paragraph
	41	Last 3 paragraphs
	42	1st paragraph
Provision for loan losses	44	1st paragraph
Future level of residential real estate loans	40	1st paragraph
	39	4th paragraph
	44	4th & 8th paragraph
Future level of indirect consumer loans	40	6th paragraph
Future level of commercial loans	41	1st paragraph
Impact of changing capital standards and legislative developments	33	2nd paragraph
	45	4th paragraph
Liquidity	47	Next to last paragraph
Fees for other services to customers	50	Last paragraph
Interchange fees	50	Next to last paragraph
Insurance commissions	51	1st paragraph
	53	Last paragraph
Impact of change in FDIC premium calculation, under Dodd-Frank	34	1st paragraph
Impact of Heath Care Reform	33	1st paragraph

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to, rapid and dramatic changes in economic and market conditions, such as the fluctuations that the U.S. economy has recently experienced and continues to experience; sharp changes in interest rates and/or consumer spending patterns; sudden changes in the market for products we provide, such as real estate loans; significant new banking laws and regulations, as are presently anticipated or occurring; enhanced competition from unforeseen sources; and similar uncertainties inherent in banking operations or business generally.

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

Tangible Equity and Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets, as a category of assets, includes many items, but is essentially represented by goodwill for Arrow. We regard tangible equity and tangible book value per share as meaningful and useful financial measures.

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

Selected Quarterly Information - Unaudited
(Dollars in Thousands)

	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Net Income	$5,849	$5,281	$5,188	$5,575	$5,714

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	291	327	7	373	530
Net Gain on Sales of Loans	101	31	299	285	21

Share and Per Share Data:[1]
Period End Shares Outstanding	11,355	11,402	11,256	11,234	11,300
Basic Average Shares Outstanding	11,387	11,334	11,239	11,257	11,307
Diluted Average Shares Outstanding	11,399	11,347	11,292	11,260	11,344
Basic Earnings Per Share	$.51	$.47	$.46	$.50	$.51
Diluted Earnings Per Share	.51	.47	.46	.50	.50
Cash Dividend Per Share	.25	.25	.25	.24	.24

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$31,937	$35,772	$76,263	$49,487	$51,457
Investment Securities	697,796	683,839	672,071	594,738	608,477
Loans	1,128,006	1,130,539	1,147,889	1,148,196	1,130,638
Deposits	1,596,876	1,564,677	1,568,466	1,466,541	1,476,912
Other Borrowed Funds	179,989	193,960	223,425	236,115	225,687
Shareholders’ Equity	161,680	155,588	154,677	153,653	149,026
Total Assets	1,961,908	1,935,409	1,970,085	1,880,099	1,873,690

Return on Average Assets	1.20%	1.11%	1.04%	1.18%	1.22%
Return on Average Equity	14.51	13.77	13.31	14.39	15.38
Return on Tangible Equity[2]	17.61	16.07	14.97	16.21	17.39

Average Earning Assets	$1,857,739	$1,850,150	$1,884,402	$1,792,421	$1,790,572
Average Paying Liabilities	1,559,014	1,546,849	1,579,765	1,485,639	1,502,052
Interest Income, Tax-Equivalent	20,500	20,821	21,554	21,829	22,530
Interest Expense	4,975	5,336	5,903	5,829	6,023
Net Interest Income, Tax-Equivalent	15,525	15,485	15,651	16,000	16,507
Tax-Equivalent Adjustment	944	931	908	832	852
Net Interest Margin [3,4]	3.35%	3.39%	3.30%	3.54%	3.70%
Efficiency Ratio Calculation:
Noninterest Expense	$12,171	$12,319	$11,770	$12,106	$12,002
Less: Intangible Asset Amortization	(134)	(100)	(66)	(67)	(65)
Net Noninterest Expense	$12,037	$12,219	$11,704	$12,039	$11,937
Net Interest Income, Tax-Equivalent	$15,525	$15,485	$15,651	$16,000	$16,507
Noninterest Income	6,228	5,620	4,738	5,305	5,028
Less: Net Securities Gains	(482)	(542)	(11)	(618)	(878)
Net Gross Income	$21,271	$20,563	$20,378	$20,687	$20,657
Efficiency Ratio [4]	56.59%	59.42%	57.43%	58.20%	57.79%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$163,589	$159,188	$152,259	$153,457	$152,703
Book Value per Share	14.41	13.96	13.53	13.66	13.51
Intangible Assets	25,044	24,900	17,241	17,209	17,206
Tangible Book Value per Share	12.20	11.78	12.00	12.13	11.99
Capital Ratios:
Tier 1 Leverage Ratio	8.67%	8.66%	8.53%	8.79%	8.71%
Tier 1 Risk-Based Capital Ratio	14.76	14.37	14.50	14.16	14.25
Total Risk-Based Capital Ratio	16.02	15.63	15.75	15.41	15.50

Assets Under Trust Administration and Investment Management	$1,017,091	$1,011,618	$984,394	$925,940	$854,831

[1]Share and Per Share Data have been restated for the September 29, 2010 3% stock dividend.

[2]Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance.

[3]Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance.

[4] See “Use of Non-GAAP Financial Measures” on page 27.

Selected Six-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

	Jun 2011	Jun 2010
Net Income	$11,130	$11,129

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	618	530
Net Gain on Sales of Loans	132	33

Period-End Shares Outstanding	11,355	11,300
Basic Average Shares Outstanding	11,361	11,284
Diluted Average Shares Outstanding	11,378	11,323
Basic Earnings Per Share	$0.98	$0.99
Diluted Earnings Per Share	0.98	0.98
Cash Dividends Per Share	.50	.49

Average Assets	$1,948,732	$1,859,013
Average Equity	158,651	146,528
Return on Average Assets	1.15%	1.21%
Return on Average Equity	14.15	15.32

Average Earning Assets	$1,853,966	$1,776,607
Average Interest-Bearing Liabilities	1,552,965	1,492,842
Interest Income, Tax-equivalent [1]	41,322	45,042
Interest Expense	10,312	11,963
Net Interest Income, Tax-equivalent [1]	31,010	33,079
Tax-equivalent Adjustment	1,875	1,713
Net Interest Margin [1]	3.37%	3.75%
Efficiency Ratio Calculation [1]
Noninterest Expense	$24,490	$23,542
Less: Intangible Asset Amortization	(235)	(138)
Net Noninterest Expense	24,255	23,404
Net Interest Income, Tax-equivalent [1]	31,010	33,079
Noninterest Income	11,848	9,046
Less: Net Securities Gains	(1,024)	(878)
Net Gross Income, Adjusted	41,834	41,247
Efficiency Ratio [1]	57.98%	56.74%
Period-End Capital Information:
Tier 1 Leverage Ratio	8.67%	8.71%
Total Stockholders’ Equity (i.e. Book Value)	$163,589	$152,703
Book Value per Share	14.41	13.51
Intangible Assets	25,044	17,206
Tangible Book Value per Share [1]	12.20	11.99
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.05%	.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.07	.13
Allowance for Loan Losses as a Percentage of Period-end Loans	1.32	1.26
Allowance for Loan Losses as a Percentage of Nonperforming Loans	253.30	324.13
Nonperforming Loans as a Percentage of Period-end Loans	.52	.39
Nonperforming Assets as a Percentage of Period-end Total Assets	.31	.24

1 See “Use of Non-GAAP Financial Measures” on page 27.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 27)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended June 30,	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 31,937	$ 21	0.26%	$ 51,457	$ 34	0.27%
Investment Securities:
Fully Taxable	451,463	3,323	2.95	423,698	3,896	3.69
Exempt from Federal Taxes	246,333	2,370	3.86	184,779	2,245	4.87
Loans	1,128,006	14,786	5.26	1,130,638	16,355	5.80
Total Earning Assets	1,857,739	20,500	4.43	1,790,572	22,530	5.05

Allowance For Loan Losses	(14,774)			(14,268)
Cash and Due From Banks	27,789			27,637
Other Assets	91,154			69,749
Total Assets	$1,961,908			$1,873,690

Deposits:
NOW Accounts	$ 605,664	1,361	0.90	$ 534,157	1,454	1.09
Savings Deposits	409,179	503	0.49	359,094	570	0.64
Time Deposits of $100,000 or More	123,179	664	2.16	133,737	727	2.18
Other Time Deposits	241,003	1,292	2.15	249,377	1,480	2.38
Total Interest-Bearing Deposits	1,379,025	3,820	1.11	1,276,365	4,231	1.33

Short-Term Borrowings	59,150	23	0.16	63,889	32	0.20
FHLBNY Advances and Long-Term Debt	120,839	1,132	3.76	161,798	1,760	4.36
Total Interest-Bearing Funds	1,559,014	4,975	1.28	1,502,052	6,023	1.61

Demand Deposits	217,851			200,547
Other Liabilities	23,363			22,065
Total Liabilities	1,800,228			1,724,664
Stockholders’ Equity	161,680			149,026
Total Liabilities and Stockholders’ Equity	$1,961,908			$1,873,690

Net Interest Income (Tax-equivalent Basis)		15,525			16,507
Reversal of Tax-Equivalent Adjustment		(944)	(.20)		(852)	(.19)
Net Interest Income		$14,581			$15,655
Net Interest Spread (Tax-equivalent Basis)			3.15			3.44
Net Interest Margin (Tax-equivalent Basis)			3.35			3.70

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 27)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Six Months Ended June 30,	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 33,844	$ 44	0.26%	$ 56,615	$ 74	0.26%
Investment Securities:
Fully Taxable	445,067	6,682	3.03	413,090	7,875	3.84
Exempt from Federal Taxes	245,790	4,732	3.88	185,729	4,513	4.90
Loans	1,129,265	29,864	5.33	1,121,173	32,580	5.86
Total Earning Assets	1,853,966	41,322	4.49	1,776,607	45,042	5.11

Allowance For Loan Losses	(14,735)			(14,180)
Cash and Due From Banks	26,646			28,105
Other Assets	82,855			68,481
Total Assets	$1,948,732			$1,859,013

Deposits:
NOW Accounts	$ 600,013	2,692	0.90	$ 530,170	2,877	1.09
Savings Deposits	401,569	1,006	0.51	351,130	1,110	0.64
Time Deposits of $100,000 or More	120,894	1,331	2.22	140,269	1,443	2.07
Other Time Deposits	243,553	2,644	2.19	247,365	2,966	2.42
Total Interest-Bearing Deposits	1,366,029	7,673	1.13	1,268,934	8,396	1.33

Short-Term Borrowings	56,003	47	0.17	63,005	62	0.20
FHLBNY Advances and Long-Term Debt	130,933	2,592	3.99	160,903	3,505	4.39
Total Interest-Bearing Funds	1,552,965	10,312	1.34	1,492,842	11,963	1.62

Demand Deposits	214,836			196,272
Other Liabilities	22,280			23,371
Total Liabilities	1,790,081			1,712,485
Stockholders’ Equity	158,651			146,528
Total Liabilities and Stockholders’ Equity	$1,948,732			$1,859,013

Net Interest Income (Tax-equivalent Basis)		31,010			33,079
Reversal of Tax-Equivalent Adjustment		(1,875)	(.20)		(1,713)	(.19)
Net Interest Income		$29,135			$31,366
Net Interest Spread (Tax-equivalent Basis)			3.15			3.49
Net Interest Margin (Tax-equivalent Basis)			3.37			3.75

OVERVIEW

We reported net income for the second quarter of 2011 of $5.8 million, representing diluted earnings per share (EPS) of $.51, as compared to net income of $5.7 million and $.50 of diluted EPS for the second quarter of 2010, an increase in diluted EPS of $.01 per share or 2.0%. Return on average equity (ROE) for the 2011 quarter continued to be very strong at 14.51%, although down from the ROE of 15.38% for the quarter ended June 30, 2010. Return on average assets (ROA) for the 2011 quarter continued to be strong at 1.20%, although down slightly from ROA of 1.22% for the quarter ended June 30, 2010.

Total assets were $1.902 billion at June 30, 2011, which represented an increase of $55.7 million, or 3.0%, above the level at June 30, 2010, but a decrease of $6.6 million, or 0.3%, from the December 31, 2010 level.

Stockholders’ equity was $163.6 million at June 30, 2011, an increase of $10.9 million, or 7.1%, from the year earlier level.  Stockholders' equity was also up $11.3 million, or 7.4%, from the December 31, 2010 level of $152.3 million.  The components of the change in stockholders’ equity since year-end 2010 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the last section of this Overview on page 34 entitled, “Increase in Stockholder Equity.”  Our risk-based capital ratios and Tier 1 leverage ratios at the holding company and bank levels continued to significantly exceed regulatory minimum requirements at period-end.  At June 30, 2011 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.

Economic recession and loan quality:  As the economic recession occurred in late 2008 and early 2009, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper through the end of the recession in late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 26 for peer group information).  In 2010, our loan quality continued to decline modestly, but by year-end appeared to be stabilizing, a trend that continued in the first six months of 2011.  During this period, although nonperforming loans increased slightly, charge-offs decreased.  Nonperforming loans were $5.9 million at June 30, 2011, an increase of $964 thousand from year-end 2010.  The ratio of nonperforming loans to period-end loans at June 30, 2011 was .52%, an increase from .43% at December 31, 2010.  This ratio was .39% at June 30, 2010.  By way of comparison, this ratio for our peer group was 3.43% at March 31, 2011, with only a small improvement from year-end 2010.  Our loans charged-off (net of recoveries) against our allowance for loan losses were a very low $95 thousand for the second quarter of 2011, as compared to $164 thousand for the preceding quarter ended March 31, 2011 and $147 thousand for the second quarter of 2010.  Total net charge-offs for the six-month period ended June 30, 2011 were $259 thousand as compared to $353 thousand for the first six months of 2010.  At June 30, 2011, the allowance for loan losses was $14.8 million, representing 1.32% of total loans, an increase of 4 basis points from the prior year-end and 6 basis points from June 30, 2010. Since the onset of the financial crisis in 2008, we have not experienced significant deterioration in any of our three major loan portfolio segments:

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

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting subprime or other high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

o

Indirect Consumer Lending (Primarily Automobile Loans):  These loans comprise approximately 30% of our loan portfolio.  During the first six months of 2011 and during 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

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

Dodd-Frank Act:  As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010.  While many of the Act’s provisions will not have any direct impact on Arrow, some of the sections will have a significant impact.  These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly restrain banks’ profitability, including our banks.  Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements and may be much more onerous.  See the discussion under “Important New Capital and Liquidity Standards” on page 48 of this Report.  Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies under $15 billion in assets will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of small-to-medium-sized bank holding companies, including the $20 million of our TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital until maturity or redemption.

Many of the provisions of Dodd-Frank are still to be enacted by the various agencies and will have phase-in periods once finalized.  The following are some of the Dodd-Frank legal changes that are likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1.

FDIC deposit insurance now provides unlimited coverage for noninterest-bearing accounts.

2.

The FDIC insurance assessment on banks is now asset-based, not deposit-based, which actually reduced insurance cost for most smaller institutions, like Arrow.  (Under the new method, our premiums were reduced from the first quarter level (the last quarter under the deposit-based method) of over $500 thousand of FDIC and FICO assessments, to less than $300 thousand of expense for the second quarter, a decline exceeding 40%.)

3.

Expansion of consumer protection regulations likely will add to our regulatory compliance expense and reduce our income.

4.

Limitation on debit card interchange fees, which technically applies only to the very large banks will also most likely have a negative impact on the fee income of smaller banks, under $10 billion in assets, like ours due to competitive pressures.

Rules still in the formulation process include those related to short-term borrowing disclosures, retention of a portion of loans initiated and sold and executive compensation.  Several of these issues are highly controversial, and the implementing regulations to be forthcoming will be the focus of much discussion and concern.

Liquidity and access to credit markets:  We did not experience any liquidity issues during 2010 and have not in 2011 through the date of this Report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 47).  In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as our main sources).  During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed’s discount window to support their liquidity positions, but we did not.  In a few well-publicized instances at the height of the crisis, liquidity was such a problem for particular institutions that they experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Special Assessment & Prepayment in 2009:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which was substantially depleted by bank failures during the crisis.  For most insured banks (including ours), the special assessment was set as a designated percentage (0.05%) of the institution’s adjusted assets (total assets less Tier 1 capital), as opposed to a percentage of covered deposits which is how the FDIC has historically set regular assessments.  Institutions were instructed to estimate and accrue the special assessment expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected regular assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  As a result of Dodd-Frank, beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions has changed so as to be based on adjusted assets (as defined) rather than deposits, which will have the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including repurchase agreements.  Because our banks like most small banks have a much higher ratio of deposits to assets than the large banks maintain, we expect that beginning in the second quarter of 2011 our FDIC premiums may actually decrease considerably, perhaps by 40% or more, after effectiveness of the asset-based assessment.  The FDIC will calculate the first asset-based assessment, for the second quarter of 2011, during the third quarter of 2011, based on June 30, 2011 reported assets.

VISA Transactions in 2008 to 2011:  On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed.  With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear.  Accordingly, during the first quarter of 2008, we recorded the following transactions:

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Since that time, Visa has deposited the following additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010, $800 million in October 2010 and $400 million in March 2011.  These developments reduced our proportionate exposure for covered litigation but also reduced the ultimate value of our remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduces the value of member banks’ Class B stock.  However, we had not previously recognized any dollar value for our remaining Class B shares in accordance with SEC guidance; thus we did not recognize any income or expense in any of the periods presented as a result of Visa’s periodic deposits of additional amounts into the escrow fund or settlements of covered litigation with amounts drawn out of the fund. The estimation of our proportionate share of any potential losses on Visa’s part, not covered by the escrow fund, related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our June 30, 2011 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations at that date, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Stockholders’ Equity:  At June 30, 2011, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.21, an increase of $0.22, or 1.8%, from June 30, 2010.  Our total stockholders’ equity at June 30, 2011 increased 7.1% over the year-earlier level, and our total stockholders’ equity per share increased by 6.6% over the year earlier level.  As of June 30, 2011, total stockholders’ equity had increased by $11.3 million, or 7.4%, from the year-end 2010 total.  This increase principally reflected the following factors: i) $11.1 million net income for the period; ii) an $3.2 million net unrealized gain in securities available-for-sale, net of tax, and iii) issuance of $3.1 million of common stock in connection with our acquisition of a target company (an insurance agency); offset in part by iv) cash dividends of $5.7 million; and (v) repurchases of our own common stock of $2.7 million.  As of June 30, 2011, our closing stock price was $24.47, resulting in a trading multiple of 2.00 to our tangible book value.  From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end.  The Board of Directors declared and the Company paid a quarterly cash dividend of $.25 per share for the second quarter of 2011.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Jun 2011	Dec 2010	Jun 2010	From Dec	From Jun	From Dec	From Jun
Interest-Bearing Bank Balances	$24,118	$ 5,118	$ 6,701	$19,000	$ 17,417	371.2%	259.9%
Securities Available-for-Sale	511,094	517,364	447,867	(6,270)	63,227	(1.2)	14.1
Securities Held-to-Maturity	138,334	159,938	158,226	(21,604)	(19,892)	(13.5)	(12.6)
Loans (1)	1,120,096	1,145,508	1,144,959	(25,412)	(24,863)	(2.2)	(2.2)
Allowance for Loan Losses	14,820	14,689	14,411	131	409	0.9	2.8
Earning Assets (1)	1,800,661	1,836,530	1,767,227	(35,869)	33,434	(2.0)	1.9
Total Assets	1,901,774	1,908,336	1,846,119	(6,562)	55,655	(0.3)	3.0

Demand Deposits	$ 219,403	$ 214,393	$ 201,839	$ 5,010	$ 17,564	2.3	8.7
NOW Accounts	545,022	569,076	485,837	(24,054)	59,185	(4.2)	12.2
Savings Deposits	414,487	382,130	366,639	32,357	47,848	8.5	13.1
Time Deposits of $100,000 or More	123,640	120,330	134,220	3,310	(10,580)	2.8	(7.9)
Other Time Deposits	239,307	248,075	250,489	(8,768)	(11,182)	(3.5)	(4.5)
Total Deposits	$1,541,859	$1,534,004	$1,439,024	$ 7,855	$102,835	0.5	7.1
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 60,361	$ 51,581	$ 60,847	$ 8,780	$ (486)	17.0	(0.8)
FHLB Advances	90,000	130,000	150,000	(40,000)	(60,000)	(30.8)	(40.0)
Stockholders' Equity	163,589	152,259	152,703	11,330	10,886	7.4	7.1

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  In recent years, municipal deposits on average have represented from 22% to nearly 29% of our total deposits.  Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

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

Changes in Sources of Funds:  Our increase in total deposits from December 31, 2010 to June 30, 2011 was $7.9 million, or 0.5%, in spite of the fact that June 30 is the low point in our seasonal pattern of municipal deposits.  From December 31, 2010 to June 30, 2011, we experienced an increase in internally generated non-municipal deposit balances of $19.8 million, or 1.7%, with increases occurring for non-municipal deposits across nearly all of our major deposit products.  Over the same period, our municipal deposits decreased by $11.9 million.  At June 30, 2011 securities sold under agreements to repurchase were $8.8 million above year-end balances.  We replaced only $10 million of $50 million in FHLB advances maturing during the first six months of 2011.

Changes in Earning Assets:  Our loan portfolio decreased by $25.4 million, or 2.2%, from December 31, 2010 to June 30, 2011.  We experienced the following trends in our three largest segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment were up over 4% from first-year-end 2010 balances, reflecting moderate demand for commercial lending.

2.

Residential real estate loans – these loans decreased by $20.6 million or 4.2% from December 31, 2010 to June 30, 2011, as we sold most of our originations during the period plus over $10 million of loans that were held-for-sale at December 31, 2010.

3.

Automobile Loans – The balance of these loans decreased by $18.0 million, of 5.4% over the first six months of 2011, as originations were more than offset by prepayments and normal amortization.

Most of our in-coming cash flows for the first six months of 2011 came from maturing investments and the excess of maturing loans over our loan originations.  During that six-month period, we purchased $151.7 million of securities available-for-sale to replace most of the maturing securities in that portfolio.  Much of the remaining cash flows were used to settle the net $40 million of maturing Federal Home Loan Bank advances.

Generally, we pursued a strategy in 2010 and 2011 of increasing our holding of liquid assets, with a view to redeploying these funds into longer term earning assets when prevailing interest rates begin to rise, whenever that may be.

Deposit Trends

The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Demand Deposits	$ 217,851	$ 211,788	$ 212,126	$ 217,017	$ 200,547
NOW Accounts	605,664	594,299	605,968	497,981	534,157
Savings Deposits	409,179	393,874	376,618	368,565	359,094
Time Deposits of $100,000 or More	123,179	118,583	124,284	130,471	133,737
Other Time Deposits	241,003	246,133	249,470	252,507	249,377
Total Deposits	$1,596,876	$1,564,677	$1,568,466	$1,466,541	$1,476,912

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Demand Deposits	13.7%	13.5%	13.5%	14.8%	13.5%
NOW Accounts	37.9	38.0	38.7	34.0	36.2
Savings Deposits	25.6	25.2	24.0	25.1	24.3
Time Deposits of $100,000 or More	7.7	7.6	7.9	8.9	9.1
Other Time Deposits	15.1	15.7	15.9	17.2	16.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the second quarter of the year (when municipal deposits normally drop off), modest growth in the first and third quarters, and significant growth in the fourth quarter (when municipal deposits usually increase substantially).  Municipal deposit balances followed their usual pattern of decreasing during the second quarter of 2011, but average balances for the second quarter grew due to the addition of new municipal relationships and the significant increases in non-municipal deposit accounts cited earlier.  During the fourth quarter of 2010, the average deposit balances also increased due to the addition of a few new large municipal account relationships.

Quarterly Cost of Deposits

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	0.90	0.91	0.97	0.97	1.09
Savings Deposits	0.49	0.52	0.53	0.56	0.64
Time Deposits of $100,000 or More	2.16	2.28	2.31	2.24	2.18
Other Time Deposits	2.15	2.23	2.31	2.33	2.38
Total Deposits	0.96	1.00	1.05	1.07	1.15

Average rates paid by us on deposits decreased steadily over the previous five quarters for all deposit categories, except for time deposits of $100,000 or more, which experienced a modest increase followed by a modest decrease in rates.

Impact of Interest Rate Changes

Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, the changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).

Changes in Interest Rates.  From mid-2006 to fall 2007, in response to surging prices for certain assets (specifically, residential and commercial real estate, the price of which were being driving upward fast by cheap and readily-available credit), the Fed continued to increase and then maintained at elevated levels short-term interest rates, with an ultimate federal funds target rate of 5.25%.  In September 2007, however, in response to a sudden weakening in the economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

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

We saw an immediate impact in the reduced cost of our deposits when rates began to fall at year-end 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent throughout 2010.  Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds.  Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (throughout 2009 and 2010) the decline in yields on our earning assets has exceeded the decline in cost of our deposits.  As a result of these trends, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income, but since 2008 we, like almost all banks, have experienced fairly steady contraction in our net interest margin.

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

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape.  The increase in rate spread between short- and long-term maturities was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly seeks to perpetuate at least in the near future, through the various means at its disposal.  The upward-sloping yield curve may continue, and continue to be steep, for some time, which should be of benefit to banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the return of a more positively-sloped yield curve and a highly favorable interest rate environment generally.  Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult.

Effect of Rate Changes on Our Margin.  In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly than the yields on our earning assets.  This initially had a significant positive impact on our net interest income, but that trend eventually reversed itself.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and all four quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.  During the past four quarters, our net interest margin has ranged from 3.54% to 3.30%.  However, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off.

Thus, our margins may continue to be under pressure and we may experience slow compression in upcoming periods.  That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits.  In this light, no assurances can be given that our net interest income will continue to grow, even if asset growth continues, and earnings may be negatively impacted in future periods.

Potential Inflation—Effect on Interest Rates and Margins.  Currently, there is considerable discussion, and some disagreement, about the possible or even likely emergence of meaningful inflation across some or all asset classes in the U.S. and world economies. To the extent that such inflation may threaten, or in fact already be occurring, it is widely perceived as attributable in large part to the persistent efforts of the Federal Reserve over recent periods to increase the money supply significantly, both by setting and maintaining the fed funds rate at historically low levels (with consequent downward pressurization of all rates), and by purchasing massive amounts of debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended to have the identical effect of lowering and reinforcing already low interest rates and thereby expanding the supply of credit.  The Fed, however, recently discontinued its quantitative easing program, as of June 30, 2011, with apparently no immediate plans to resume such, and the underlying rate of inflation in the U.S., exclusive of the historically volatile categories of fuel and food purchases, has remained quite low.  Nevertheless, many analysts believe that emergent inflation or the threat thereof ultimately will result at some future date in an increase in prevailing rates, driven by the financial markets or perhaps engineered by the Fed itself, either because returns on credit must remain competitive with other asset returns in order to attract sufficient private capital to lending institutions, or because the Fed eventually may be forced out of political considerations to increase rates and thereby curtail the possibility of runaway inflation.

At least for the present, management does not anticipate near-term substantial increases in prevailing rates.  If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run and reversing in the long run.  Given the extraordinary forces currently in play in the financial markets, however, any speculation on the likely impact of inflation on prevailing interest rates, short- or long-term, or on the interest margins or the net interest income of banks such as ours, or speculation on the depth or sustainability of inflationary pressures themselves, must be regarded as highly subjective and no undue reliance should be placed thereon.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.

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

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities or TRUPs) on our consolidated balance sheet as of June 30, 2011 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 45 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Commercial and Commercial Real Estate	$ 334,517	$ 322,711	$ 311,855	$ 308,445	$ 307,853
Residential Real Estate	345,783	351,759	368,802	375,262	371,482
Home Equity	77,647	75,682	75,263	73,285	70,926
Indirect Consumer Loans	334,518	343,329	353,758	351,294	338,950
Other Consumer Loans (1)	35,541	37,058	38,211	39,910	41,427
Total Loans	$1,128,006	$1,130,539	$1,147,889	$1,148,196	$1,130,638

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Commercial and Commercial Real Estate	29.7%	28.5%	27.2%	26.8%	27.2%
Residential Real Estate	30.6	31.1	32.1	32.7	32.9
Home Equity	6.9	6.7	6.6	6.4	6.3
Indirect Consumer Loans	29.6	30.4	30.8	30.6	30.0
Other Consumer Loans (1)	3.2	3.3	3.3	3.5	3.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which in turn triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  In 2010, the decline in residential and commercial property values was eased in many markets, at least temporarily, due in part to federal tax incentive programs which encouraged home purchases.  However, in late 2010 and the first half of 2011 the general decline in residential property values resumed in many markets (the so-called “double dip”), which continues to the present.  The continuing damage to asset portfolios remains a serious concern, which has been offset somewhat, particularly for larger diversified financial organizations, by a continuing general rise in the equity markets following the sharp rebound in late 2009 and early 2010.  Nevertheless, many lending institutions large and small have suffered sizable charge-offs and losses in their loan portfolios since 2008 as a result of their origination of or investment in residential and commercial real estate loans, and for these institutions losses may be expected to continue for at least the next few years.

For a variety of reasons, we have largely been spared the negative impact on asset quality that many banks have suffered.  Through June 2011, we have not experienced a significant deterioration in our loan or investment portfolios, except for one impaired security discussed in our December 31, 2010 Form 10-K.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

If, however, the current weaknesses in the U.S. economy persist or worsen, our region will continue to be negatively impacted, and despite our conservative underwriting standards we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio, eclipsing both indirect loans and our commercial and commercial real estate loans.  In 2010, our gross originations for residential real estate loans exceeded $94 million, as compared to $91.9 million in 2009.  In the first half of 2011, we originated $32.8 million of residential mortgage loans.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain most of the newly originated residential real estate loans in our loan portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further offsets as a result of normal principal amortization and prepayments on pre-existing loans).

After April 2010, rates on conventional real estate mortgages began to fall once again, even as demand for such mortgages (other than refinancings) remained relatively weak.  The national average for 30-year conventional (fixed rate) mortgage loans for April 2010 was 5.21%, reaching a low point with an average of 4.24% for October 2010.   In response, we determined to sell most of our originations to Freddie Mac, amounting to $27.2 million for the last half of 2010 and $28.1 million for the first six months of 2011.  If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a higher portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans):  At June 30, 2011, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the second largest category of loans in our portfolio and a significant component of our business.  In the early post-2000 years, indirect loans were the largest segment of our loan portfolio.  For much of this period, these loans also were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.

However, in the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, principally, the finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a tempering effect on our indirect originations, and we actually experienced decreases in these balances in the first two quarters of 2008.  During the last two quarters of 2008, our share of the local indirect auto loan market increased somewhat as many of the major lenders in the indirect market, including the auto companies’ financing affiliates, pulled back on their bargain rate lending programs.  Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009, despite the fact that automobile sales nationwide rose modestly (adjusting for the mid-year spike in sales under the federally subsidized “cash for clunkers” program), our outstanding balances of indirect loans steadily declined from month-to-month.  Our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.

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

For the first six months of 2011, our originations of indirect loans were $63.9 million, a decrease of $30.3 million, or 32.2%, from the total for the first six months of 2010.  Prepayments and normal amortization during the quarter exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $18.0 million, or 5.4%, during the first six months of 2011.

In the first six months of 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period.  However, if weakness in auto demand persists, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans.  Continuing weak demand for vehicle loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  However, in response to the 2008-2009 crisis, demand began to ease and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  During 2010, commercial loan demand began to revive in our market area and our balances increased by $28.9 million, or nearly 10.0%.  In the first six months of 2011 our balances grew at a similar pace, increasing by $13.6 million, or at an annualized rate of 8.6%.

Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices.  We have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years, despite the financial crisis, although in the 2008-2009 period, on a national scale the commercial real estate market suffered a major downturn from which it has not fully recovered.

It is entirely possible that we may yet experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.  Generally, however, the corporate sector, in both our area and the nation at large, appears to be in good financial condition at present, except for the most highly leveraged enterprises, to whom we normally do not extend credit of any sort.

Our greatest risk in our loan portfolio at present is not credit risk but interest rate risk, as rate compression steadily erodes our ability to maintain healthy margins.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Commercial and Commercial Real Estate	5.58%	5.74%	5.81%	5.92%	6.23%
Residential Real Estate	5.44	5.61	5.55	5.59	5.69
Home Equity	2.96	3.00	3.04	2.96	3.04
Indirect Consumer Loans	5.10	5.25	5.41	5.64	5.94
Other Consumer Loans	6.91	6.97	7.06	7.17	7.16
Total Loans	5.26	5.41	5.46	5.58	5.80

In summary, average rates across our portfolio have steadily declined over the last 5 quarters, in direct response to the Fed’s maintaining historically low interest rates in its attempt to revive the economy, coupled with a general moderation of loan demand on the part of highly-leveraged consumers.

In the second quarter of 2011 the average yield on our loan portfolio declined by 15 basis points from the first quarter of 2011, from 5.41% to 5.26%.  The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter, so we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on our loan portfolio of 15 basis points was 11 basis points greater than the 4 basis point decline in our average cost of deposits during the latest quarter compared to the prior quarter, resulting in a shrinkage of our net interest margin.  We expect that average loan yields will continue to decline at a somewhat faster rate than our average cost of deposits, although further declines in yields for newly originated loans will likely be very modest.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 36 under the heading "Impact of Interest Rate Changes."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

As noted in the earlier discussion, during the 2007-2008 period of decreasing rates, we experienced a time lag between the impact of the change on our deposit portfolio (which was felt relatively quickly) and the impact of the change on our loan portfolio (which occurred more slowly).  This (downward) repricing time lag had a positive impact on net interest margins during the beginning of the period but a negative impact on the margin at the end of the period.  Historically, the converse effect has also generally been experienced by us in periods of upward repricing; that is, during a period of rising rates, we also tend to experience a time lag, between the upward repricing of deposits (which rise more quickly) and the upward repricing of assets (which occurs later in the period).  This generally has a negative impact on our margins and income in the short term and a positive effect later on, when deposit rates stabilize but loan rates keep rising.  In the present volatile financial markets, management expects, but is far from certain, that such a repricing time lag would likely accompany a general increase in rates, but the extent or very existence of such a time lag, or even the occurrence of comparable upward adjustments in both yields on assets and the cost of funds, may be in some doubt, given the existence of unusual and unpredictable variables in the markets, including the nature and degree of the Fed’s intervention in rate markets and the GSEs’ participation in the residential mortgage markets.

Any of these factors could impact the traditional repricing time lag between deposits and assets or on the comparability of overall upward movement in rates as between deposits and assets.

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2010 to June 30, 2011 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Jun 2011	Dec 2010	Change	Jun 2011	Dec 2010	Change
Securities Available-for-Sale:
U.S. Agency Securities	$ 49,551	$ 98,173	$(48,622)	$ 239	$ 230	$ 9
State and Municipal Obligations	90,700	89,528	1,172	249	57	192
Collateralized Mortgage Obligations	159,985	166,964	(6,979)	7,233	5,717	1,516
Mortgage-Backed Securities-Residential	208,044	159,926	48,118	3,602	290	3,312
Corporate and Other Debt Securities	1,345	1,417	(72)	(12)	(99)	87
Mutual Funds and Equity Securities	1,469	1,356	113	155	23	132
Total	$511,094	$517,364	$ (6,270)	$11,466	$6,218	$5,248

Securities Held-to-Maturity:
State and Municipal Obligations	$142,327	$161,713	$(19,386)	$3,993	$1,775	$2,218
Corporate and Other Debt Securities	1,000	1,000	---	---	---	---
Total	$143,327	$162,713	$(19,386)	$3,993	$1,775	$2,218

Other-Than-Temporary Impairment

Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles.  During the last quarter of 2009, we recognized a $375 thousand impairment charge on one equity security which we continue to hold in our available-for-sale portfolio.  In the second quarter of 2011 we recognized an impairment charge of $17 thousand, on one security in our held-to-maturity portfolio.  As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) are guaranteed by agency and government sponsored enterprises (GSE).  Pass-through securities provide to the investor monthly portions of principal and/or interest pursuant to the contractual obligations of the underlying mortgages.  In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), where each tranche has a separate estimated life, risk profile and yield.  Our practice has been to purchase MBSs and CMOs that are guaranteed by GSEs or other federal agencies and, in the case of CMOs, those tranches with shorter maturities and no more than moderate risk.  Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.  The category of mutual funds and equity securities includes the other-than-temporarily impaired security held in the available-for-sale portfolio discussed above.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended		Six Months Ended
	Jun 2011	Jun 2010	Jun 2011	Jun 2010
Sales
Collateralized Mortgage Obligations	$ 5,780	$ 9,839	$15,734	$ 9,839
Mortgage-Backed Securities-Residential	---	---	---	---
Mutual Funds and Equity Securities	---	104	---	142
Other	206	---	213	---
Total Sales	5,986	9,943	15,947	9,981
Net Gains on Securities Transactions	482	878	1,024	878
Proceeds on the Sales of Securities	$6,468	$10,821	$16,971	$10,859

	Three Months Ended		Six Months Ended
	Jun 2011	Jun 2010	Jun 2011	Jun 2010
Purchases
U.S. Agency Securities	$15,059	$79,991	$ 54,055	$129,176
State and Municipal Obligations	4,659	5,333	14,354	6,059
Collateralized Mortgage Obligations	20,412	---	20,412	---
Mortgage-Backed Securities-Residential	26,154	---	62,797	---
Other	16	134	37	234
Total Purchases	$66,300	$85,458	$151,655	$135,469

Maturities & Calls	$97,054	$59,120	$145,727	$122,722

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Jun 2011	Mar 2011	Dec 2010	Sep 2010	Jun 2010
Loan Balances:
Period-End Loans	$1,120,096	$1,135,743	$1,145,508	$1,154,676	$1,144,959
Average Loans, Year-to-Date	1,129,265	1,130,539	1,134,718	1,130,280	1,121,173
Average Loans, Quarter-to-Date	1,128,006	1,130,539	1,147,889	1,148,196	1,130,638
Period-End Assets	1,901,774	1,978,404	1,908,336	1,960,294	1,846,119

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,689	$14,689	$14,014	$14,014	$14,014
Provision for Loan Losses, YTD	390	220	1,302	1,125	750
Loans Charged-off, YTD	(388)	(238)	(894)	(712)	(495)
Recoveries of Loans Previously Charged-off	129	74	267	202	142
Net Charge-offs, YTD	(259)	(164)	(627)	(510)	(353)
Allowance for Loan Losses, End of Period	$14,820	$14,745	$14,689	$14,629	$14,411

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,745	$14,689	$14,629	$14,411	$14,183
Provision for Loan Losses, QTD	170	220	177	375	375
Loans Charged-off, QTD	(150)	(238)	(182)	(217)	(210)
Recoveries of Loans Previously Charged-off	55	74	65	60	63
Net Charge-offs, QTD	(95)	(164)	(117)	(157)	(147)
Allowance for Loan Losses, End of Period	$14,820	$14,745	$14,689	$14,629	$14,411

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,990	$4,296	$4,061	$3,713	$3,227
Restructured	306	362	16	---	---
Loans Past due 90 Days or More
and Still Accruing Interest	555	93	810	244	1,219
Total Nonperforming Loans	5,851	4,751	4,887	3,957	4,446
Repossessed Assets	18	60	58	32	23
Other Real Estate Owned	13	---	---	---	---
Total Nonperforming Assets	$5,882	$4,811	$4,945	$3,989	$4,469

Asset Quality Ratios:
Allowance to Nonperforming Loans	253.30%	310.36%	300.57%	369.69%	324.13%
Allowance to Period-End Loans	1.32	1.30	1.28	1.27	1.26
Provision to Average Loans (Quarter)	0.06	0.08	0.06	0.13	0.13
Provision to Average Loans (YTD)	0.07	0.08	0.11	0.13	0.13
Net Charge-offs to Average Loans (Quarter)	0.03	0.06	0.04	0.05	0.05
Net Charge-offs to Average Loans (YTD)	0.05	0.06	0.06	0.06	0.06
Nonperforming Loans to Total Loans	0.52	0.42	0.43	0.34	0.39
Nonperforming Assets to Total Assets	0.31	0.24	0.26	0.20	0.24

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the second quarter of 2011, we made a provision for loan losses of $170 thousand following a provision of $220 thousand in the first quarter of 2011.    The second quarter 2011 provision was less than the $375 thousand provision for the second quarter of 2010, as our credit quality over the intervening period remained stable and in some respects improved; in the 2011 second quarter, we experienced a decrease in net charge-offs compared to the second quarter of 2010.

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  Our process for determining the provision for loan losses is described in Note 5 beginning on page 14.

Risk Elements

Our nonperforming assets at June 30, 2011 amounted to $5.9 million, an increase of $934 thousand, or 18.9%, from the December 31, 2010 total.  The increase is primarily due to two nonaccrual residential real estate loans on which we do not currently expect to incur any losses.  At June 30, 2011, our ratio of nonperforming assets to total assets was .31%, well below the 3.18% ratio for our peer group at March 31, 2011.

The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines).

Loans Past Due 30-89 Days and Accruing Interest

	6/30/2011	12/31/2010	6/30/2010
Commercial Loans	$ 519	$ 968	$ 595
Commercial Real Estate Loans	588	400	966
Residential Real Estate Loans	1,998	2,033	1,172
Other Consumer Loans	3,688	4,967	4,848
Total delinquent loans	$6,793	$8,368	$7,581

At June 30, 2011, delinquent loans totaled $6.8 million, or 0.61% of loans then outstanding, a decrease of $1.6 million, or 18.8%, from the $8.4 million of delinquent loans at December 31, 2010. The year-end 2010 total, in turn, equaled .66% of loans then outstanding, and represented an increase of $787 thousand, or 10.4%, from the June 30, 2010 total of $7.6 million, which represented 0.68% of loans then outstanding.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio.  See the table of Credit Quality Indicators in Note 5 to the financial statements.  We consider all commercial and commercial real estate loans classified as substandard to be potential problem loans.  The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well.

As of June 30, 2011, we owned only one real estate property acquired as a result of the foreclosure process. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.

In light of current developments, including signs of strengthening in the U.S. economy generally and in our own market area (albeit not in real estate markets), we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Stockholders' Equity:  Stockholders' equity increased by $11.3 million or 7.4%, during the first six months of 2011, from $152.3 million to $163.6 million.  Components of the change in stockholders' equity over the six-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this Report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 34.  The second quarter 2011 cash dividend was $.25 per share and at its July 2011 meeting the Board declared another $.25 cash dividend to be paid on September 15, 2011.

Stock Repurchase Program:  At its annual meeting in April 2011, the Board of Directors approved a 12-month stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the ensuing one-year period in open market or privately negotiated transactions.  This program replaced a similar $5 million repurchase program approved one year earlier, in April 2010, of which amount approximately $3.1 million was used to make repurchases prior to replacement of the 2010 program with the 2011 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may affect stock repurchases under the 2011 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders.

Regulatory Capital:  The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities.  Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure by registered companies of non-GAAP financial measures.  Thus, certain information which is generally required to be presented in connection with our disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

New Capital Standards to be Promulgated:  The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours.  These standards when adopted by regulators must be at least as strict as the preexisting capital standards for U.S. financial institutions or, if more restrictive, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank.  The latter reference is generally understood as embracing the new, enhanced financial institution capital requirements that are currently being drafting and reviewed by the financial regulators for a consortium of the world’s most advanced nations, including the U.S., and are expected to be implemented, in whole or in part, by those nations.  These proposed new capital requirements, commonly known as Basel III, currently await final approval by the advanced nations (the Group of 20), but will be implemented by the participating nations, to the extend implemented, only over a relatively protracted time period.  The Basel III standards, if approved and included in the new U.S. bank capital standards, ultimately may require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important New Capital and Liquidity Standards” on page 48 of this Report.

Current Capital Standards:  Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test.  The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets disappears from the balance sheet.  The guidelines then establish an 8% minimum ratio of qualified total capital to risk-weighted assets.  At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), less intangible assets, net of associated deferred tax liabilities.  Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.

The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, discounting).  For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios.  Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines.  The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking).  The Gramm-Leach-Bliley Financial Modernization Act also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

Trust Preferred Securities Under Dodd-Frank:  In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement.  Under the Federal Reserve Board’s pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Under the recently enacted Dodd-Frank Act, trust preferred securities generally will no longer qualify as Tier 1 or Tier 2 capital under the bank regulatory capital guidelines; however, TRUPs outstanding at the effective date of the Act may continue to qualify as Tier 1 capital, until the redemption or maturity thereof, if the issuing bank holding company is, like Arrow, a relatively small company, having total assets of less than $15 billion securities on the effective date.  However, trust preferred securities issued in the future even by small bank holding companies will no longer qualify as capital for this treatment.

As of June 30, 2011, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	8.67%	14.76%	16.02%
Glens Falls National Bank & Trust Co.	8.46	14.83	16.08
Saratoga National Bank & Trust Co.	9.20	14.12	15.38

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at June 30, 2011 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ.  On July 27, 2011, our Board of Directors declared the 2011 third quarter cash dividend of $.25 payable on September 15, 2011.

			Cash Dividends Declared
	Market Price
	Low	High
2010
First Quarter	$23.04	$26.90	$.243
Second Quarter	22.36	28.49	.243
Third Quarter	21.29	25.32	.243
Fourth Quarter	24.00	28.51	.250

2011
First Quarter	$22.59	$28.09	$.250
Second Quarter	23.03	25.23	.250
Third Quarter (dividend payable September 15, 2011)			.250

	Quarter Ended June 30,
	2011	2010
Dividends Per Share	$.25	$.24
Diluted Earnings Per Share	.51	.50
Dividend Payout Ratio	49.02%	48.00%
Total Equity (in thousands)	$163,589	$152,703
Shares Issued and Outstanding (in thousands)	11,355	11,300
Book Value Per Share	$14.41	$13.51
Intangible Assets (in thousands)	$25,044	$17,206
Tangible Book Value Per Share	$12.20	$11.99

LIQUIDITY

Our liquidity is measured by our ability to raise funds when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as for earnings considerations, we must have available reasonably priced sources of funds, on- and off-balance sheet that can be accessed quickly in time of need.

Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, cash deposits at other banks and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, as well as the ability to quickly pledge marketable investment securities and loans to standard institutional lenders to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $511.1 million at June 30, 2011, of which $431.8 million was pledged for various purposes.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion, to provide needed liquidity.

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

We participate in the Overnight Advance program with the FHLBNY, which allows for overnight advances up to the limit of pledged collateral, including mortgage-backed securities and loans.  The amount available for overnight advances amounted to $72.5 million at June 30, 2011.   During 2011, we used this facility for a short period.  The average balance of these overnight advances was $3.1 million for the second quarter of 2011.

The balance in other short-term borrowings at June 30, 2011 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At June 30, 2011, the amount available under this facility was $244.6 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks.  In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates but rates that are still historically low for the maturities in question.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through June 30, 2011 and the date of this Report.

Important New Capital and Liquidity Standards

In December, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital and liquidity requirements for banks (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the design for its new capital and liquidity standards.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing:  (i) a new Tier 1 common equity standard requiring a minimum ratio of common equity to total risk-weighted assets of 4.5% (to be phased in by January 1, 2015), with common equity defined to include essentially only paid-in common stock amounts and retained earnings; (ii) an increased minimum Tier 1 capital ratio of 6.0%, up from 4.0% (to be phased in by January 1, 2015); (iii) an additional minimum capital buffer of Tier 1 common equity equal to 2.5% of total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019; bringing the minimum Tier 1 common equity ratio to 7.0% and the minimum Tier 1 capital ratio to 8.5%), and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013).  The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out other instruments, including certain TRUPs, over several years.

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

The final provisions of Basel III, as thus approved, also must await final implementing regulations by U.S. regulators before they go into effect.  Dodd-Frank directs U.S. regulators to promulgate new capital and liquidity guidelines for banks and implicitly directs that the new guidelines should comply at a minimum with the final Basel III standards.

Because of the uncertainty surrounding these new capital and liquidity requirements, we are not able to predict at this time the content thereof or the impact that any changes in regulation may have on the Company.

RESULTS OF OPERATIONS:

Three Months Ended June 30, 2011 Compared With

Three Months Ended June 30, 2010

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Jun 2011	Jun 2010	Change	% Change
Net Income	$5,849	$5,714	$ 135	2.4%
Diluted Earnings Per Share	.51	$.50	0.01	2.0
Return on Average Assets	1.20%	1.22%	(0.02)	(1.6)
Return on Average Equity	14.51%	15.38%	(0.87)	(5.7)

We reported earnings (net income) of $5.8 million for the second quarter of 2011, an increase of $135 million, or 2.4%, from the second quarter of 2010.   Diluted earnings per share were $.51 and $.50 for the respective quarters.

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Jun 2011	Jun 2010	Change	% Change
Interest and Dividend Income	$20,500	$22,530	$(2,030)	(9.0)%
Interest Expense	4,975	6,023	(1,048)	(17.4)
Net Interest Income	$15,525	$16,507	$ (982)	(5.9)

Tax-Equivalent Adjustment	$ 944	$852	$92	10.8

Average Earning Assets (1)	$1,857,739	$1,790,572	$ 67,167	3.8
Average Interest-Bearing Liabilities	1,559,014	1,502,052	56,962	3.8

Yield on Earning Assets (1)	4.43%	5.05%	(0.62)%	(12.3)
Cost of Interest-Bearing Liabilities	1.28	1.61	(0.33)	(20.5)
Net Interest Spread	3.15	3.44	(0.29)	(8.4)
Net Interest Margin	3.35	3.70	(0.35)	(9.5)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.70% to 3.35% from the second quarter of 2010 to the second quarter of 2011.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 27, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  As a result of this margin shrinkage, our net interest income for the just completed quarter, on a taxable equivalent basis, decreased $982 thousand, or 5.9%, from the second quarter of 2010.  In essence, a $67.2 million increase in average earning assets between the quarters was not enough to offset the negative impact of a quarter-to-quarter decrease in the yield on our earning assets (62 basis points), which significantly exceeded the quarter-to-quarter decrease in the cost of our interest-bearing liabilities (33 basis points).  The impact of recent interest rate changes on our net interest margin and net interest income is discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $170 thousand and $375 thousand for the quarters ended June 30, 2011 and 2010, respectively.  The provision for loan losses is discussed above in this Report under the heading "Asset Quality" beginning on page 43.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Jun 2011	Jun 2010	Change	% Change
Income From Fiduciary Activities	$1,526	$1,322	$ 204	15.4%
Fees for Other Services to Customers	2,058	1,997	61	3.1
Insurance Commissions	1,815	728	1,087	149.3
Net Gain on Securities Transactions	482	878	(396)	(45.1)
Net Gain on the Sale of Loans	167	34	133	391.2
Other Operating Income	180	69	111	160.9
Total Noninterest Income	$6,228	$5,028	$ 1,200	23.9

Total noninterest income in the just completed quarter was $6.2 million, an increase of $1.2 million, or 23.9%, from total noninterest income of $5.0 million for the second quarter of 2010.  We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities, fees for other services to customers and insurance commissions.

For the just completed 2011 quarter, income from fiduciary activities increased $204 thousand, or 15.4%, from the comparable 2010 quarter.  The increase reflects a recovery in the dollar amount of assets under administration, which followed a general recovery in the U.S. stock markets and from the addition of new account relationships. At quarter-end 2011, the market value of assets under trust administration and investment management amounted to $1.0 billion, an increase of $162.3 million, or 19.0%, from the June 2010 quarter-end.  A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.  Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $2.1 million for 2011, an increase of $61 thousand, or 3.1%, from the 2010 quarter.  The increase between the two periods in fees for other services to customers was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $568 thousand for 2010 to $630 thousand for 2011.  These two increases were offset, in part, by a decrease in fee income from service charges on deposit accounts.

Certain provisions of Dodd-Frank limit the amount of interchange fees that large banks may charge on customers’ debit card transactions.  Although these provisions do not directly apply to smaller community banks like ours, the law may indirectly restrict the ability of smaller banks to continue to charge their current interchange fees because of their need to compete on price with larger banks, including on interchange fees.  However, we do not believe that the new law’s limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.  Our two banks, as smaller banks, are technically exempt from the new fee restrictions, but we, like other exempt small banks, are subject to competition on fees from the larger banks. However, our interchange fees are already reasonably competitive with the new limits applicable to larger banks’ fees and we do think we will be forced to make significant reductions in our fees as a result of competitive pressures.  Moreover, debit card usage by our customers continues to grow.

Another recent change in banking law and regulation that may restrict the ability of banks to generate fee income is the change affecting overdraft practices, including fees.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, and to charge them overdraft fees for covered overdrafts, without the customer’s consent.  However, unlike many of our competitors, we do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs of the sort that led to substantial increases in overdraft fee income at these banks and provided the impetus for the new regulations.  In this area, too, we do not believe the new legal restrictions will adversely affect our fee income in upcoming periods.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  During the past two years we have acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area.  On April 1, 2010, we acquired Loomis and LaPann, Inc., and on February 1, 2011, we acquired Upstate Agency, Inc., in each case retaining all key insurance agency personnel as well as insurance agency offices.  On August 1, 2011, we completed the acquisition of W. Joseph McPhillips, Inc. and McPhillips‐Northern, Inc., property and casualty insurance agencies operating four offices in the Greater Glens Falls area.  All 20 employees will continue to operate the acquired businesses for us.  Therefore, we expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Jun 2011	Jun 2010	Change	% Change
Salaries and Employee Benefits	$ 7,233	$ 7,053	$180	2.6%
Occupancy Expense of Premises, Net	964	887	77	8.7
Furniture and Equipment Expense	930	885	45	5.1
FDIC and FICO Assessments	267	492	(225)	(45.7)
Amortization	134	65	69	106.2
Other Operating Expense	2,643	2,620	23	0.9
Total Noninterest Expense	$12,171	$12,002	$169	1.4

Efficiency Ratio	56.59%	57.79%	(1.20)%	(2.1)

Noninterest expense for the second quarter of 2011 was $12.2 million, an increase of $169 thousand, or 1.4%, over the expense for the second quarter of 2010.  For the second quarter of 2011, our efficiency ratio was 56.59%.  This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of noninterest expense (excluding intangible asset amortization) to net interest income (on a tax-equivalent basis) plus noninterest income (excluding net securities gains or losses).  See the discussion on page 27 of this Report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator, and thus tends to result in higher ratios than our definition.  Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted not to exclude intangible asset amortization.  For the fourth quarter of 2010 (the most recent quarter for which peer group information is available), our peer group ratio was 69.56%, and our ratio was 59.91%.

The financial results of Upstate Agency, the insurance agency we acquired in the first quarter of 2011, are fully reflected in our financial results for this quarter, but not the prior year quarter.  Thus, both the $169 thousand increase in noninterest expenses for the 2011 quarter, as well as the $1.1 million increase in insurance commission income for the quarter, discussed earlier, reflect Upstate’s expenses and income for the quarter.  The results for the prior year quarter, however, do not reflect any expense or income attributable to Upstate.  All categories of noninterest expense, including amortization, experienced increases from the acquisition of the Upstate Agency (except for FDIC and FICO assessments).

Salaries and employee benefits expense increased by $180 thousand, or 2.6%, from the second quarter of 2010 to the second quarter of 2011.  All full-time equivalent employees of the Upstate Agency continued employment with us after the early 2011 acquisition of Upstate and the related expense is included in the 2011 expense total, but not the 2010 expense total.

Occupancy expense increased from the second quarter of 2010 to the second quarter of 2011.  The increase was primarily attributable to increases in net rental expense, including offices rented by the Upstate Agency.  The increase in furniture and equipment expense was primarily attributable to building and equipment maintenance.

Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis.  In the completed quarter, we continued to pay the lowest possible rate.  Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits.  That resulted in a 45.5% decrease in our FDIC insurance assessment in the 2011 quarter.

Other operating expense remained essentially unchanged from the second quarter of 2010.  This was the result of offsetting increases and decreases among a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Jun 2011	Jun 2010	Change	% Change
Provision for Income Taxes	$2,619	$2,592	$ 27	1.0%
Effective Tax Rate	30.9%	31.2%	(0.3)%	(1.0)

The provisions for federal and state income taxes amounted to $2.6 million for the second quarter of 2011 and 2010.  The effective tax rate was similar for both periods, as well.

RESULTS OF OPERATIONS:

Six Months Ended June 30, 2011 Compared With

Six Months Ended June 30, 2010

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Six Months Ended
	Jun 2011	Jun 2010	Change	% Change
Net Income	$11,130	$11,129	$ 1	0.0%
Diluted Earnings Per Share	$0.98	$0.98	$ 0	0.0
Return on Average Assets	1.15%	1.21%	(0.06)%	(5.0)
Return on Average Equity	14.15%	15.32%	(1.17)%	(7.6)

[1] See “Use of Non-GAAP Financial Measures” on page 27.

We reported earnings (net income) of $11.1 million for the first six months of 2011, unchanged from the first six months of 2010.   Diluted earnings per share were $0.98 for both the respective periods

The following narrative discusses the six-month to six-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Six Months Ended
	Jun 2011	Jun 2010	Change	% Change
Interest and Dividend Income	$41,322	$45,042	$(3,720)	(8.3)%
Interest Expense	10,312	11,963	(1,651)	(13.8)
Net Interest Income	$31,010	$33,079	$(2,069)	(6.3)

Tax-Equivalent Adjustment	$1,875	$1,713	$162	9.5

Average Earning Assets (1)	$1,853,966	$1,776,607	$ 77,359	4.4
Average Interest-Bearing Liabilities	1,552,965	1,492,842	60,123	4.0

Yield on Earning Assets (1)	4.49%	5.11%	(0.62)%	(12.1)
Cost of Interest-Bearing Liabilities	1.34	1.62	(0.28)	(17.3)
Net Interest Spread	3.15	3.49	(0.34)	(9.7)
Net Interest Margin	3.37	3.75	(0.38)	(10.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.75% to 3.37% between the first six months of 2010 and the first six months of 2011.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 27, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  Consistent with this margin decrease, net interest income for the just completed six month period, on a taxable equivalent basis, decreased $2.1 million, or 6.3%, from the first six months of 2010.

A $77.4 million increase in average earning assets between the periods was not enough to offset the negative impact from the fact that our yield on our earning assets decreased at a faster pace than the costs of our paying liabilities; our yield decrease was 34 basis points greater than the cost of funds decrease.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $390 thousand and $750 thousand for the six-month periods ended June 30, 2011 and 2010, respectively.  The provision for loan losses is discussed above under the heading "Asset Quality" beginning on page 43.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Six Months Ended
	Jun 2011	Jun 2010	Change	% Change
Income From Fiduciary Activities	$3,072	$2,728	$ 344	12.6%
Fees for Other Services to Customers	3,973	3,853	120	3.1
Insurance Commissions	3,281	1,349	1,932	143.2
Net Gains on Securities Transactions	1,024	878	146	16.6
Net Gains on the Sale of Loans	218	55	163	296.4
Other Operating Income	280	183	97	53.0
Total Noninterest Income	$11,848	$9,046	$ 2,802	31.0

Total noninterest income in the just completed six-month period was $11.8 million, an increase of $2.8 million, or 31.0%, from total noninterest income of $9.0 million for the first six months of 2010.  The total for both the 2011 and 2010 periods included net gains on securities transactions of $1.0 million and $878 thousand, respectively.

For the just completed 2011 period, income from fiduciary activities increased $344 thousand, or 12.6%, from the comparable 2010 period.  The increase reflected an increase in the dollar amount of assets under administration, largely a result of the general rebound in the U.S. stock markets between the periods. At period-end 2011, the market value of assets under trust administration and investment management amounted to $1.0 billion, an increase of $162.3 million, or 19.0%, from period-end 2010.  A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.  Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $4.0 million for the first six months of 2011, an increase of $120 thousand, or 3.1%, from the 2010 first six months total.  The increase between the two periods in fees for other services to customers was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $1.1 million for 2010 to $1.2 million for 2011.  These two increases were offset, in part, by a decrease in fee income from service charges on deposit accounts.  For a discussion on how recent changes in law and regulation may impact our fees for other services in upcoming periods, see the discussion under “Three Months Ended June 30, 2011, compared with the Three Months Ended June 30, 2010 – Noninterest Income,” above, on page 49 of this Report.

Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  During the past two years we have acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area.  On April 1, 2010, we acquired Loomis and LaPann, Inc., and on February 1, 2011, we acquired Upstate Agency, Inc., in each case retaining all key insurance agency personnel as well as insurance agency offices.  On August 1, 2011, we completed the acquisition of W. Joseph McPhillips, Inc. and McPhillips‐Northern, Inc., property and casualty insurance agencies operating four offices in the Greater Glens Falls area.  All 20 employees will continue to operate the acquired businesses for us.  Therefore, we expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Six Months Ended
	Jun 2011	Jun 2010	Change	% Change
Salaries and Employee Benefits	$14,435	$13,655	$780	5.7%
Occupancy Expense of Premises, Net	1,940	1,765	175	9.9
Furniture and Equipment Expense	1,872	1,784	88	4.9
FDIC and FICO Assessments	780	986	(206)	(20.9)
Amortization of Intangible Assets	235	138	97	70.3
Other Operating Expense	5,228	5,214	14	0.3
Total Noninterest Expense	$24,490	$23,542	$ 948	4.0

Efficiency Ratio	57.98%	56.74%	1.24%	2.2

Noninterest expense for the first six months of 2011 was $24.5 million, an increase of $948 thousand, or 4.0%, over the expense for the first six months of 2010.  For the first six months of 2011, our efficiency ratio was 57.98%.  For a discussion of how we calculate the efficiency ratio, versus how the Federal Reserve calculates the efficiency ratio of banks, see the discussion under “Three Months Ended June 30, 2011, compared with the Three Months Ended June 30, 2010 – Noninterest Expense,” above, on page 49 of this Report.  Our efficiency ratio for the 2011 six-month period compared favorably to the first quarter 2011 efficiency ratio of our peer group as reported by the Federal Reserve “Peer Holding Company Performance Report.”

Salaries and employee benefits expense increased by $780 thousand, or 5.7%, from the first six months of 2010 to the first six months of 2011.  Some of this increase is attributable to the fact that all full-time equivalent employees of the insurance agencies we acquired, Upstate Agency (in February 2011) and Loomis and LaPann (in April 2010), continued employment with us after the acquisitions.

Occupancy expense increased from the first six months of 2010 to the first six months of 2011 by $175 thousand, or 9.9%.  The increase was primarily attributable to decreases in building maintenance and utilities.  The increase in furniture and equipment expense was 4.9% period over period, and was primarily attributable to equipment maintenance expenses.

Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis.  In the completed quarter, we continued to pay the lowest possible rate.  Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits.  That resulted in a 45.5% decrease in our FDIC insurance assessment.

Other operating expense for 2011 was essentially unchanged from the prior year six-month period.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Six Months Ended
	Jun 2011	Jun 2010	Change	% Change
Provision for Income Taxes	$4,973	$4,991	$(18)	(0.4)%
Effective Tax Rate	30.9%	31.0%	(.10)%	(0.3)

The provisions for federal and state income taxes amounted to $5.0 million for both the first six months of 2011 and 2010.  The effective tax rate was similar for both periods.

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

Interest rate risk is the most significant market risk affecting us, more important to us, we believe, than credit risk or liquidity risk.  Interest rate risk is the exposure of our net interest income to changes in interest rates. Interest rate risk is directly related to the different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to the risk of prepayment of loans and early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes varies by product.

The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

Our current simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.

We occasionally are forced to make ad hoc adjustments to our model.  At quarter-end 2011, the targeted federal funds rate was a range of 0 to .25%.  This abnormally low short-term rate interferes with our ability to perform our usual decreasing rate simulation for short-term liabilities and assets.  Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, for short-term modeling our rate decreases were limited by an absolute floor of a zero interest rate.  We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question.  In practice, however, as discussed elsewhere in this report, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).

Applying the simulation model analysis as of June 30, 2011, a 200 basis point increase in interest rates demonstrated a .47% increase in net interest income, and a 100 basis point decrease in long-term interest rates, adjusted as described above, demonstrated a .62% decrease in net interest income when compared with our base projection.  These amounts were well within our ALCO policy limits.  The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business.  On an ongoing basis, we are the subject of or a party to various legal claims against us, by us against other parties, or involving us, which arise in the normal course of our business.  The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 1.A.

Risk Factors

We do not believe that any of the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2010, need to be modified in any material respect or withdrawn, or that any additional risk factors need to be presented in this Report.  Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2010, which still pertain to our business.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended June 30, 2011:

Second Quarter 2011 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
April	2,924	$24.55	---	$5,000,000
May	22,175	24.24	20,000	4,514,600
June	83,825	24.27	62,000	2,993,120
Total	108,924	24.27	82,000

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  April – DRIP market purchases (2,924 shares); May – DRIP market purchases (2,175 shares); June – DRIP market purchases (21,825 shares).

2Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which during May and June of 2011 was the $5 million stock repurchase program authorized by the Board of Directors in April 2011 (the “2011 Repurchase Program”).  Column C amounts do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

3Dollar amount of repurchase authority remaining at each month-end during the quarter as listed in column D represents the amount remaining under the 2011 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.  In April 2011, the Board authorized a new $5 million stock repurchase program, replacing the 2010 Repurchase Program.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: August 8, 2011	/s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: August 8, 2011	/s/Terry R. Goodemote
Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

1