Form 10-Q
period 2011-09-30
ARROW FINANCIAL CORP
filed 2011-11-08
CIK 717538

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

Large accelerated filer	Accelerated filer x
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes x No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, par value $1.00 per share	11,799,871

ARROW FINANCIAL CORPORATION

FORM 10-Q

September 30, 2011

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)(Unaudited)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Cash and Due from Banks	$ 43,631	$ 25,961	$ 40,608
Interest-Bearing Deposits at Banks	94,159	5,118	83,122

Investment Securities:
Available-for-Sale	472,340	517,364	468,941
Held-to-Maturity (Approximate Fair Value of $153,131 at September 30, 2011, $162,713 at December 31, 2010 and $165,070 at September 30, 2010)	146,416	159,938	158,106
Other Investments	4,760	8,602	9,474

Loans	1,120,691	1,145,508	1,154,676
Allowance for Loan Losses	(14,920)	(14,689)	(14,629)
Net Loans	1,105,771	1,130,819	1,140,047
Premises and Equipment, Net	20,725	18,836	19,138
Other Real Estate and Repossessed Assets, Net	321	58	32
Goodwill	21,960	15,783	15,783
Other Intangible Assets, Net	4,828	1,458	1,426
Accrued Interest Receivable	6,508	6,512	6,959
Other Assets	31,559	17,887	16,658
Total Assets	$1,952,978	$1,908,336	$1,960,294

LIABILITIES
Noninterest-Bearing Deposits	$ 232,044	$ 214,393	$ 217,855
NOW Accounts	633,857	569,076	578,674
Savings Deposits	419,470	382,130	367,581
Time Deposits of $100,000 or More	128,080	120,330	129,635
Other Time Deposits	235,888	248,075	252,850
Total Deposits	1,649,339	1,534,004	1,546,595

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,644	51,581	67,336
Other Short-Term Borrowings	2,023	1,633	1,842
Federal Home Loan Bank Advances	40,000	130,000	150,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	1,210	1,957	2,122
Other Liabilities	24,138	16,902	18,942
Total Liabilities	1,784,354	1,756,077	1,806,837

STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	---	---	---
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,094,277 Shares Issued at September 30, 2011 and 15,625,512 Shares Issued at December 31, 2010 and September 30, 2010)	16,094	15,626	15,626
Additional Paid-in Capital	206,880	191,068	190,227
Retained Earnings	21,452	24,577	22,184
Unallocated ESOP Shares (117,502 Shares at September 30, 2011 and 132,296 Shares at December 31, 2010 and September 30, 2010)	(2,500)	(2,876)	(2,876)
Accumulated Other Comprehensive Loss	(2,805)	(6,423)	(2,326)
Treasury Stock, at Cost (4,180,557 Shares at September 30, 2011, 4,237,435 Shares
at December 31, 2010, and 4,258,791 Shares at September 30, 2010)	(70,497)	(69,713)	(69,378)
Total Stockholders’ Equity	168,624	152,259	153,457
Total Liabilities and Stockholders’ Equity	$1,952,978	$1,908,336	$1,960,294

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

 (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$14,548	$16,090	$44,277	$48,546
Interest on Deposits at Banks	22	33	66	107
Interest and Dividends on Investment Securities:
Fully Taxable	3,034	3,482	9,707	11,343
Exempt from Federal Taxes	1,393	1,392	4,394	4,330
Total Interest and Dividend Income	18,997	20,997	58,444	64,326
INTEREST EXPENSE
NOW Accounts	1,071	1,216	3,763	4,093
Savings Deposits	483	523	1,489	1,633
Time Deposits of $100,000 or More	659	737	1,990	2,180
Other Time Deposits	1,274	1,482	3,918	4,448
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	18	33	65	95
Federal Home Loan Bank Advances	696	1,679	2,998	4,898
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	144	159	434	445
Total Interest Expense	4,345	5,829	14,657	17,792
NET INTEREST INCOME	14,652	15,168	43,787	46,534
Provision for Loan Losses	175	375	565	1,125
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,477	14,793	43,222	45,409
NONINTEREST INCOME
Income from Fiduciary Activities	1,550	1,315	4,622	4,043
Fees for Other Services to Customers	2,092	2,021	6,065	5,874
Insurance Commissions	1,994	808	5,275	2,157
Net Gains on Securities Transactions	1,771	618	2,795	1,496
Net Gains on Sale of Loans	219	472	437	527
Other Operating Income	255	71	535	254
Total Noninterest Income	7,881	5,305	19,729	14,351
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,927	7,120	22,362	20,775
Occupancy Expense, Net	1,859	1,787	5,671	5,336
FDIC Assessments	260	486	1,040	1,472
Prepayment Penalty on FHLB Advances	1,638	---	1,638	---
Other Operating Expense	2,919	2,713	8,382	8,065
Total Noninterest Expense	14,603	12,106	39,093	35,648
INCOME BEFORE PROVISION FOR INCOME TAXES	7,755	7,992	23,858	24,112
Provision for Income Taxes	2,383	2,417	7,356	7,408
NET INCOME	$ 5,372	$ 5,575	$16,502	$16,704
Average Shares Outstanding:
Basic	11,754	11,595	11,719	11,613
Diluted	11,776	11,598	11,747	11,641
Per Common Share:
Basic Earnings	$ .46	$ .48	$ 1.41	$ 1.44
Diluted Earnings	.46	.48	1.40	1.43

Shares and Per Share Amounts have been restated for the September 2011 3% stock dividend.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	15,625,512	$15,626	$191,068	$24,577	$(2,876)	$ (6,423)	$(69,713)	$152,259
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,502	---	---	---	16,502
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $8,115)	---	---	---	---	---	4,900	---	4,900
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax (Pre-tax $2,795)	---	---	---	---	---	(1,688)	---	(1,688)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $767)	---	---	---	---	---	464	---	464
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $94)	---	---	---	---	---	(58)	---	(58)
Other Comprehensive Income								3,618
Comprehensive Income								20,120

3% Stock Dividend	468,765	468	10,646	(11,114)				---
Cash Dividends Paid, $.73 per Share	---	---	---	(8,513)	---	---	---	(8,513)
Stock Options Exercised (40,986 Shares)	---	---	462	---	---	---	391	853
Shares Issued Under the Directors’ Stock Plan (3,634 Shares)	---	---	55	---	---	---	33	88
Shares Issued Under the Employee Stock Purchase Plan (14,744 Shares)	---	---	212	---	---	---	136	348
Tax Benefit for Disposition of Stock Options	---	---	21	---	---	---	---	21
Shares Issued for Dividend Reinvestment Plans (56,097 Shares)	---	---	798	---	---	---	531	1,329
Stock-Based Compensation Expense	---	---	266	---	---	---	---	266
Purchase of Treasury Stock (160,445 Shares)	---	---	---	---	---	---	(3,892)	(3,892)
Shares Issued for Acquisition of Subsidiary (224,641 Shares)	---	---	3,300	---	---	---	2,017	5,317
Allocation of ESOP Stock (18,216 Shares)	---	---	52	---	376	---	---	428
Balance at September 30, 2011	16,094,277	$16,094	$206,880	$21,452	$(2,500)	$(2,805)	$(70,497)	$168,624

(Continued on Next Page)

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Unallo- cated ESOP Shares	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	15,170,399	$15,170	$178,192	$24,100	$(2,204)	$ (6,640)	$(67,800)	$140,818
Comprehensive Income, Net of Tax:
Net Income	---	---	---	16,704	---	---	---	16,704
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax (Pre-tax $8,018)	---	---	---	---	---	4,841	---	4,841
Reclassification Adjustment for Net Securities Gains Included In Net Income, Net of Tax (Pre-tax $1,496)	---	---	---	---	---	(903)	---	(903)
Amortization of Net Retirement Plan Actuarial Loss (Pre-tax $754)	---	---	---	---	---	456	---	456
Accretion of Net Retirement Plan Prior Service Credit (Pre-tax $132)	---	---	---	---	---	(80)	---	(80)
Other Comprehensive Income								4,314
Comprehensive Income								21,018

3% Stock Dividend	455,113	456	9,962	(10,418)	---	---	---	---
Cash Dividends Paid, $.71 per Share	---	---	---	(8,202)	---	---	---	(8,202)
Stock Options Exercised (26,518 Shares)	---	---	94	---	---	---	225	319
Shares Issued Under the Directors’ Stock Plan (2,866 Shares)	---	---	50	---	---	---	24	74
Shares Issued Under the Employee Stock Purchase Plan (14,217 Shares)	---	---	220	---	---	---	121	341
Tax Benefit for Disposition of Stock Options	---	---	67	---	---	---	---	67
Shares Issued for Dividend Reinvestment Plans (49,982 Shares)	---	---	842	---	---	---	424	1,266
Stock-Based Compensation Expense	---	---	226	---	---	---	---	226
Purchase of Treasury Stock (106,761 Shares)	---	---	---	---	---	---	(2,595)	(2,595)
Shares Issued for Acquisition of Subsidiary (26,240 Shares)	---	---	459	---	---	---	223	682
Acquisition by ESOP of Arrow Stock (40,890 Shares)	---	---	---	---	(1,000)	---	---	(1,000)
Allocation of ESOP Stock (17,616 Shares)	---	---	115	---	328	---	---	443
Balance at September 30, 2010	15,625,512	$15,626	$190,227	$22,184	$(2,876)	$(2,326)	$(69,378)	$153,457

Cash dividends have been restated for the September 2011 3% stock dividend.

Included in the shares issued for the 3% stock dividend in 2011 were treasury shares of 122,779 and unallocated ESOP shares of 3,422.

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands) (Unaudited)

	Nine months
	Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$16,502	$ 16,704
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Provision for Loan Losses	565	1,125
Depreciation and Amortization	4,600	2,566
Allocation of ESOP Stock	428	443
Gains on the Sale of Securities Available-for-Sale	(2,795)	(1,496)
Other-Than-Temporary Impairment	17	---
Loans Originated and Held-for-Sale	(25,939)	(15,041)
Proceeds from the Sale of Loans Held-for-Sale	36,133	15,568
Net Gains on the Sale of Loans	(437)	(527)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(9)	1
Contributions to Pension Plans	(1,739)	(239)
Deferred Income Tax Expense (Benefit)	508	(654)
Shares Issued Under the Directors’ Stock Plan	88	74
Stock-Based Compensation Expense	266	226
Net Increase in Other Assets	(1,202)	(561)
Net Increase (Decrease) in Other Liabilities	4,614	(2,497)
Net Cash Provided By Operating Activities	31,600	15,692
Cash Flows from Investing Activities:
Proceeds from the Sales of Securities Available-for-Sale	38,856	25,440
Proceeds from the Maturities and Calls of Securities Available-for-Sale	236,332	192,092
Purchases of Securities Available-for-Sale	(224,577)	(241,376)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	24,787	13,898
Purchase of Securities Held-to-Maturity	(11,473)	(3,300)
Net Decrease (Increase) in Loans	14,098	(43,436)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	373	479
Purchases of Premises and Equipment	(2,931)	(1,095)
Acquisition of Subsidiary	(3,297)	264
Purchase of Bank-Owned Life Insurance	(12,833)	---
Net Decrease (Increase) in Other Investments	3,842	(539)
Net Cash Provided By (Used In) Investing Activities	63,177	(57,573)
Cash Flows from Financing Activities:
Net Increase in Deposits	115,335	103,029
Net Decrease in Short-Term Borrowings	(3,547)	(4,730)
Federal Home Loan Bank Advances	10,000	10,000
Federal Home Loan Bank Repayments	(100,000)	---
Purchase of Treasury Stock	(3,892)	(2,595)
Stock Options Exercised	853	319
Shares Issued under the Employee Stock Purchase Plan	348	341
Tax Benefit from Exercise of Stock Options	21	67
Treasury Stock Issued for Dividend Reinvestment Plans	1,329	1,266
Acquisition by ESOP of Arrow Stock	---	(1,000)
Cash Dividends Paid	(8,513)	(8,202)
Net Cash Provided by Financing Activities	11,934	98,495
Net Increase in Cash and Cash Equivalents	106,711	56,614
Cash and Cash Equivalents at Beginning of Period	31,079	67,116
Cash and Cash Equivalents at End of Period	$137,790	$123,730
Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$15,379	$17,910
Income Taxes	5,652	12,763
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	628	400
Net Unrealized Securities Holding Gains Arising During the Period, Net of Tax	4,900	3,035
Reclassification Adjustment for Net Securities Gains Included in Net Income, Net of Tax	(1,688)	(903)
Shares Issued for Acquisition of Subsidiary	5,317	682
Amortization of Net Retirement Plan Actuarial Loss	464	455
Accretion of Net Retirement Plan Prior Service Credit	(58)	(79)
Fair Value of Assets from Acquisition of Subsidiary	10,728	882
Fair Value of Liabilities from Acquisition of Subsidiary	2,114	465

See Notes to Unaudited Consolidated Interim Financial Statements.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FORM 10-Q

September 30, 2011

1.   Accounting Policies

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2011, December 31, 2010 and September 30, 2010; the results of operations for three and nine-month periods ended September 30, 2011 and 2010; the changes in stockholders’ equity for the nine-month periods ended September 30, 2011 and 2010; and the cash flows for the nine-month periods ended September 30, 2011 and 2010.  All such adjustments are of a normal recurring nature.  The preparation of financial statements requires the use of management estimates.  The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2010, included in Arrow’s 2010 Form 10-K.

Recent Accounting Pronouncements:

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) - Testing for Goodwill Impairment.  Under the amendments in this Update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We have elected to adopt the provision of this update beginning with the third quarter of 2011. The changes did not have any impact on our financial condition or results of operations.

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

2.   Comprehensive Income (In Thousands)

The following table presents the components, net of tax, of accumulated other comprehensive loss as of September 30, 2011, December 31, 2010, and September 30, 2010:

	September 30,	December 31,	September 30,
	2011	2010	2010
Retirement Plan Net Loss	$(10,146)	$(10,610)	$(9,729)
Retirement Plan Prior Service Credit	374	432	315
Net Unrealized Securities Holding Gains	6,967	3,755	7,088
Total Accumulated Other Comprehensive Loss	$ (2,805)	$ (6,423)	$(2,326)

3.   Earnings Per Share (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (EPS) for the nine-month periods ended September 30, 2011 and 2010, as restated for the September 2011 3% stock dividend:

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the Three Months Ended September 30, 2011:
Basic EPS	$5,372	11,754	$.46
Dilutive Effect of Stock Options	---	22
Diluted EPS	$5,372	11,776	$.46
For the Three Months Ended September 30, 2010:
Basic EPS	$5,575	11,595	$.48
Dilutive Effect of Stock Options	---	3
Diluted EPS	$5,575	11,598	$.48

For the Nine Months Ended September 30, 2011:
Basic EPS	$16,502	11,719	$1.41
Dilutive Effect of Stock Options	---	28
Diluted EPS	$16,502	11,747	$1.40
For the Nine Months Ended September 30, 2010:
Basic EPS	$16,704	11,613	$1.44
Dilutive Effect of Stock Options	---	28
Diluted EPS	$16,704	11,641	$1.43

4.   Investments, Debt and Equity Securities (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at September 30, 2011, December 31, 2010, and September 30, 2010 are presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2011:
U.S. Agency Securities	$ 43,058	$ 43,416	$ 358	$ ---
State and Municipal Obligations	48,564	48,850	286	---
Collateralized Mortgage Obligation - Residential	133,587	138,633	5,312	266
Mortgage-Backed Securities – Residential	232,898	238,742	5,844	---
Corporate and Other Debt Securities	1,330	1,318	---	12
Mutual Funds and Equity Securities	1,365	1,381	41	25
Total Securities Available-for-Sale	$460,802	$472,340	$11,841	$ 303

December 31, 2010:
U.S. Agency Securities	$ 97,943	$ 98,173	$ 326	$ 96
State and Municipal Obligations	89,471	89,528	72	15
Collateralized Mortgage Obligations - Residential	161,247	166,964	6,692	975
Mortgage-Backed Securities – Residential	159,636	159,926	2,532	2,242
Corporate and Other Debt Securities	1,516	1,417	---	99
Mutual Funds and Equity Securities	1,333	1,356	70	47
Total Securities Available-for-Sale	$511,146	$517,364	$9,692	$3,474

September 30, 2010:
U.S. Agency Securities	$166,940	$167,655	$ 715	$ --
State and Municipal Obligations	65,941	66,148	210	3
Collateralized Mortgage Obligations - Residential	146,625	154,196	7,638	67
Mortgage-Backed Securities – Residential	74,819	78,154	3,335	---
Corporate and Other Debt Securities	1,497	1,390	---	107
Mutual Funds and Equity Securities	1,379	1,398	53	34
Total Securities Available-for-Sale	$457,201	$468,941	$11,951	$211

Securities Held-to-Maturity:

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
September 30, 2011:
State and Municipal Obligations	$145,416	$152,131	$6,715	$---
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$146,416	$153,131	$6,715	$---

December 31, 2010:
State and Municipal Obligations	$158,938	$161,713	$2,911	$136
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$159,938	$162,713	$2,911	$136

September 30, 2010:
State and Municipal Obligations	$157,106	$164,070	$6,980	$ 16
Corporate and Other Debt Securities	1,000	1,000	---	---
Total Securities Held-to-Maturity	$158,106	$165,070	$6,980	$ 16

4.     Investments, Debt and Equity Securities, continued

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $3,801 and $959 at September 30, 2011, respectively, $7,743 and $859 at December 31, 2010, respectively, and $8,642 and $832 at September 30, 2010, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of September 30, 2011 is presented below.  Mutual funds and equity securities, which have no stated maturity, are not included in the table below.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Maturities of Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Agency Securities	$ 24,042	$ 24,082	$ ---	$ ---
State and Municipal Obligations	24,312	24,340	16,992	17,140
Collateralized Mortgage Obligations - Residential	3,464	3,498	---	---
Mortgage-Backed Securities – Residential	1,771	1,822	---	---
Total	53,589	53,742	16,992	17,140

From 1 - 5 Years:
U.S. Agency Securities	19,016	19,334	---	---
State and Municipal Obligations	20,551	20,769	63,139	64,744
Collateralized Mortgage Obligations - Residential	99,512	102,730	---	---
Mortgage-Backed Securities – Residential	200,132	204,354	---	---
Corporate and Other Debt Securities	1	1	---	---
Total	339,212	347,188	63,139	64,744

From 5 - 10 Years:
State and Municipal Obligations	1,093	1,133	55,886	60,426
Collateralized Mortgage Obligations - Residential	30,611	32,405	---	---
Mortgage-Backed Securities – Residential	13,414	14,245	---	---
Total	45,118	47,783	55,886	60,426

Over 10 Years:
State and Municipal Obligations - Residential	2,608	2,608	9,399	9,821
Mortgage-Backed Securities – Residential	17,581	18,321	---	---
Corporate and Other Debt Securities	1,329	1,317	1,000	1,000
Total	21,518	22,246	10,399	10,821
Total Debt Securities	$459,437	$470,959	$146,416	$153,131

The fair value of securities pledged to secure repurchase agreements amounted to $47,644, $51,581 and $67,336 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $443,113, $382,142 and $418,838 at September 30, 2011, December 31, 2010, and September 30, 2010, respectively.  Mortgage-backed securities - residential at September 30, 2011, December 31, 2010 and September 30, 2010 included $1,032, $1,598 and $1,736 respectively, of loans previously securitized by Arrow, which it continues to service.

4.     Investments, Debt and Equity Securities, continued

Temporarily Impaired Securities
September 30, 2011	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
State & Municipal Obligations	257	---	---	---	257	---
Collateralized Mortgage Obligations - Residential	17,637	251	4,390	15	22,027	266
Corporate & Other Debt Securities	---	---	317	12	317	12
Mutual Funds and Equity Securities	148	25	---	---	148	25
Total Securities Available-for-Sale	$18,042	$276	$4,707	$ 27	$ 22,749	$ 303

The table above for September 30, 2011 consists of 16 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no widespread deterioration in the credit worthiness of the municipalities.  All of the CMO’s are agency backed and are all rated Aaa, as are the mortgage-backed securities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated Aaa by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to September 30, 2011, there were no securities downgraded below investment grade.

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

Temporarily Impaired Securities
December 31, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$ 23,928	$ 72	$ 5,976	$ 24	$ 29,904	$ 96
State & Municipal Obligations	11,632	11	2,432	4	14,064	15
Collateralized Mortgage Obligations –Residential	32,027	975	---	---	32,027	975
Mortgage-Backed Securities - Residential	69,461	1,957	12,129	285	81,590	2,242
Corporate & Other Debt Securities	283	48	949	51	1,232	99
Mutual Funds and Equity Securities	1,095	47	---	---	1,095	47
Total Securities Available-for-Sale	$138,426	$3,110	$21,486	$364	$159,912	$3,474
Held-to-Maturity Portfolio
State & Municipal Obligations	$6,449	$73	$4,552	$63	$11,001	$136

The table above for December 31, 2010 consists of 104 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Agency-backed CMOs are all rated Aaa, as are the mortgage-backed securities.    Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated Aaa by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to December 31, 2010, there were no securities downgraded below investment grade.

4.     Investments, Debt and Equity Securities, continued

Temporarily Impaired Securities
September 30, 2010	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$ 7,499	$ 3	$ ---	$ --	$ 7,499	$ 3
Collateralized Mortgage Obligations - Residential	14,314	67	---	---	14,314	67
Corporate & Other Debt Securities	---	---	1,274	107	1,274	107
Mutual Funds and Equity Securities	1,112	28	42	6	1,154	34
Total Securities Available-for-Sale	$22,925	$ 98	$1,316	$113	$24,241	$211
Held-to-Maturity Portfolio
State & Municipal Obligations	$ ---	$---	$ 690	$16	$ 690	$ 16

The table above for September 30, 2010 consists of 18 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  The municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis shows no deterioration in the credit worthiness of the municipalities.  Agency-backed CMOs are all rated Aaa, as are the mortgage-backed securities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated Aaa by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to September 30, 2010, there were no securities downgraded below investment grade.

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

At September 30, 2011 and December 31, 2010 mutual funds and equity securities included shares of one common stock that had been deemed to be other-than-temporarily impaired.  The common stock had a book value of $1,469 prior to the recognition of $375 in losses charged to earnings for the year ended December 31, 2009.  The approximate fair value for this security was $1,103, 1,050 and $1,067 at September 30, 2011, December 31, 2010 and September 30, 2010, respectively.  During the second quarter of 2011, we recorded a $17 other-than-temporary impairment on a security in our held-to-maturity portfolio.

5.     Loans

Loan balances outstanding as of September 30, 2011, December 31, 2010 and September 30, 2010 consisted of the following:

Loans
As of September 30, 2011, December 31, 2010 and September 30, 2010

	September 30,	December 31,	September 30,
	2011	2010	2010
Commercial	$ 97,031	$ 97,621	$ 93,769
Commercial real estate:
Commercial real estate – construction	8,642	7,090	14,519
Commercial real estate – other	228,608	214,291	200,873
Consumer:
Consumer – other	6,080	6,482	6,644
Consumer – automobile	315,225	334,656	342,522
Residential – prime	465,105	485,368	496,349
Total	$1,120,691	$1,145,508	$1,154,676

Supplemental Information:
Loans held for sale at period-end, included in the above balances	$537	$10,294	---

Credit Quality Indicators

The following table provides information about loan credit quality at September 30, 2011 and December 31, 2010:

Credit Quality Indicators
As of September 30, 2011

Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category

		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$89,740	$6,712	$205,556
Special Mention	3,747	---	737
Substandard	3,544	1,930	22,315
Total	$97,031	$8,642	$228,608

Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity

	Consumer-Other	Consumer-Automobile	Residential-Prime
Performing	$6,080	$314,730	$462,049
Nonperforming	---	495	3,056
Total	$6,080	$315,225	$465,105

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

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan.  The system has eight levels of credit quality (the first four have been combined in the preceding table), defined as follows: 1) Satisfactory - Satisfactory borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record, loans with potential for problems due to weakening economic or market conditions, loans subject to an inadequate loan agreement, loans with insufficient or flawed documentation, loans where the loan officer lacks sufficient expertise to properly control the account, and other deviations from prudent lending practice; 3) Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect.  Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although the possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  However, this classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.  Commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of 5 or below, when the loan is evaluated quarterly.  The credit quality indictor is one of the factors used to determine any loss, as further described in this footnote.

Past Due Loans

The following table provides an analysis of the age of the recorded investment in loans that are past due as of September 30, 2011 and December 31, 2010.  Consistent with regulatory instructions, Arrow considers an amortizing loan past due 30 or more days only if the borrower is two or more payments past due.  Matured loans and all other loans are considered past due 30 or more days based on the payment due date.  Nonaccrual loans are included in the first three columns, unless the loan is past due less than 30 days.

5.      Loans, continued

Age Analysis of Past Due Loans
As of September 30, 2011

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial	$ 432	$ 134	$ 21	$ 587	$ 96,444	$ 97,031
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	8,642	8,642
Commercial Real Estate – other	---	218	1,425	1,643	226,965	228,608
Consumer:
Consumer-other	44	6	---	50	6,030	6,080
Consumer-automobile	2,821	853	251	3,925	311,300	315,225
Residential-prime	216	924	1,986	3,126	461,979	465,105
Total	$3,513	$2,135	$3,683	$9,331	$1,111,360	$1,120,691

Age Analysis of Past Due Loans
As of December 31, 2010

	30-59	60-89	90 Days
	Days	Days	or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans

Commercial	$ 591	$ 377	$ 79	$ 1,047	$ 96,574	$ 97,621
Commercial Real Estate:
Commercial Real Estate – construction	---	---	---	---	7,090	7,090
Commercial Real Estate – other	483	---	254	737	213,554	214,291
Consumer:
Consumer-other	5	---	---	5	6,477	6,482
Consumer-automobile	3,542	1,547	508	5,597	329,059	334,656
Residential-prime	212	1,884	1,145	3,241	482,127	485,368
Total	$4,833	$3,808	$1,986	$10,627	$1,134,881	$1,145,508

Nonaccrual Loans and Loans Past Due 90 or More Days and Still Accruing Interest

Arrow designates certain loans as nonaccrual and suspends the accrual of interest and the amortization of net deferred fees or costs when payment of interest and/or principal is due and unpaid for a period of nonperformance (generally 90 days for consumer installment loans, 120 days for home equity lines of credit and 150 days for other residential real estate loans) or the likelihood of repayment is uncertain in the opinion of management.  The nonaccrual status for all commercial loans is evaluated on a loan-by-loan basis.  The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed – against earnings for interest accrued during the calendar year and against the allowance for loan losses for prior accrued interest.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, we may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.  We had no material commitments to make additional advances to borrowers with nonperforming loans at September 30, 2011 or 2010.

5.      Loans, continued

The following table presents information concerning loans on nonaccrual status and loans past due 90 or more days and still accruing interest at September 30, 2011 and December 31, 2010:

Loans on Nonaccrual Status and Past Due 90 or More Days and Still Accruing Interest
As of September 30, 2011 and December 31, 2010

	September 30, 2011		December 31, 2010
		90 Days		90 Days
		or More		or More
	Nonaccrual	Past Due	Nonaccrual	Past Due
Commercial	$ 41	$ ---	$ 94	$ ---
Commercial real estate:
Commercial real estate - construction	---	---	---	---
Commercial real estate - other	1,199	300	2,237	83
Consumer:
Consumer – other	---	---	5	---
Consumer – automobile	495	---	809	---
Residential – prime	2,530	526	916	727
Total nonaccrual loans and loans past due 90 or more days and still accruing interest	$4,265	$826	$4,061	$810

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

Impaired Loans
As of September 30, 2011 and December 31, 2010

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2011
With no related allowance recorded:
Commercial real estate	$ 994	$ 994	---
Residential real estate	1,812	1,812	---
With an allowance recorded:
Commercial	71	71	$1
Commercial real estate	46	46	1
Consumer – other	11	11	1
Automobile	280	280	9
Residential real estate	296	296	2
Total:
Commercial	$ 71	$ 71	$1
Commercial real estate	$1,040	$1,040	$1
Consumer – other	$ 11	$ 11	$1
Automobile	$ 280	$ 280	$9
Residential real estate	$2,108	$2,108	$2

5.      Loans, continued

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2010
With no related allowance recorded:
Commercial real estate	$1,986	$1,986	---
Residential Real Estate	252	252	---
With an allowance recorded:
Commercial	13	13	$1
Commercial real estate	46	46	1
Consumer – other	11	11	1
Automobile	280	280	8
Residential real estate	296	296	2
Total:
Commercial	$ 13	$ 13	$1
Commercial real estate	$2,032	$2,032	$1
Consumer – other	$ 11	$ 11	$1
Automobile	$ 280	$ 280	$8
Residential real estate	$ 548	$ 548	$2

Impaired Loans
Average Recorded Investment and Interest Income Recognized
For the Three- and Nine-Month Periods Ending September 30, 2011

	Average	Interest
	Recorded	Income
	Investment	Recognized
Three Months Ending September 30, 2011
With no related allowance recorded:
Commercial real estate	$ 994	$---
Residential real estate	1,812	---
With an allowance recorded:
Commercial	74	1
Commercial real estate	55	2
Consumer – other	11	1
Automobile	305	6
Residential real estate	295	3
Total:
Commercial	$ 74	$1
Commercial real estate	$1,049	$2
Consumer – other	$ 11	$1
Automobile	$ 305	$6
Residential real estate	$2,107	$3

Nine Months Ending September 30, 2011
With no related allowance recorded:
Commercial real estate	$ 995	$---
Residential Real Estate	1,799	23
With an allowance recorded:
Commercial	76	4
Commercial real estate	63	7
Consumer – other	12	1
Automobile	322	16
Residential real estate	298	8
Total:
Commercial	$ 76	$ 4
Commercial real estate	$1,058	$ 7
Consumer – other	$ 12	$ 1
Automobile	$ 322	$16
Residential real estate	$2,097	$31

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

Estimated losses reflect consideration of all significant factors that affect the collectability of the portfolio as of September 30, 2011.  In our evaluation, we do both a quantitative and qualitative analysis of the homogeneous pools.

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  This unallocated portion of the allowance was $1.5 million, or 10.4% of the total allowance for loan losses, at September 30, 2011.

The following summarizes the changes in the allowance for credit losses by portfolio segment for the three- and nine-month periods ended September 30, 2011:

Allowance for Credit Losses
Three Months Ending September 30, 2011
		Commercial	Commercial	Other			Unallo-
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	cated	Total
Beginning balance	$1,076	$643	$3,614	$304	$4,596	$3,044	$1,543	$14,820
Charge-offs	---	---	---	(22)	(79)	(34)	---	(135)
Recoveries	1	---	---	14	45	---	---	60
Provision	265	(282)	327	40	(151)	63	(87)	175
Ending balance	$1.342	$361	$3.941	$336	$4,411	$3.073	$1,456	$14,920

Nine Months Ending September 30, 2011
		Commercial	Commercial	Other			Unallo-
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	cated	Total
Beginning balance	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(50)	---	---	(71)	(367)	(35)	---	(523)
Recoveries	4	---	---	36	149	---	---	189
Provision	(649)	226	948	43	(131)	(55)	183	565
Ending balance	$1.342	$361	$3.941	$336	$4,411	$3.073	$1,456	$14,920

The following provides information about impaired loans in the allowance for credit losses and the loan portfolio as of September 30, 2011 and December 31, 2010:

Loans Individually and Collectively Evaluated for Impairment
September 30, 2011
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
Allowance for Credit Losses:
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$1,342	$361	$3,941	$336	$4,411	$3,073	$13,464
Loans:
Ending balance	$97,031	$8,642	$228,608	$6,080	$315,225	$465,105	$1,120,691
Ending balance: Individually evaluated for impairment	$ --	$ ---	$ 994	$ ---	$ ---	$ 1,812	$ 2,806
Ending balance: Collectively evaluated for impairment	$97,031	$8,642	$227,614	$6,080	$315,225	$463,293	$1,117,885

5.      Loans, continued

Loans Individually and Collectively Evaluated for Impairment
December 31, 2010
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
Allowance for Credit Losses:
Ending balance: Individually evaluated for impairment	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---
Ending balance: Collectively evaluated for impairment	$2,037	$135	$2,993	$328	$4,760	$3,163	$13,416
Loans:
Ending balance	$97,621	$7,090	$214,291	$6,482	$334,656	$485,368	$1,145,508
Ending balance: Individually evaluated for impairment	$ --	$ ---	$ 1,986	$ ---	$ ---	$ 252	$ 2,238
Ending balance: Collectively evaluated for impairment	$97,621	$7,090	$212,305	$6,482	$334,656	$485,116	$1,143,270

Loan Modifications

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower.  No loans modified during the preceding twelve months subsequently defaulted as of September 30, 2011.  The following table presents information on loans that were modified during the three- and nine-month periods ending on September 30, 2011:

Loans Modified During 2011
For the Three- and Nine-Month Periods Ending September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Three-Month Period:
Automobile	4	$ 33	$ 33
Residential Real Estate	1	242	242
Total	5	$275	$275

Nine-Month Period:
Commercial Other	1	$ 63	$ 63
Automobile	13	121	121
Residential Real Estate	1	242	242
Total	15	$426	$426

Off-Balance Sheet Credit Exposures

Currently, our off-balance sheet credit exposures are limited to commitments to make future loans and for outstanding letters of credit.  We follow the same procedures for evaluating the loss on these financial obligations as for our loans with outstanding balances.  Any loss is charged to other operating expenses.

6.   Retirement Plans (In Thousands)

The following table provides the components of net periodic benefit costs for the three months ended September 30:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service Cost	$361	$282	$ 41	$ 36
Interest Cost	454	438	85	114
Expected Return on Plan Assets	(695)	(522)	---	---
Accretion of Prior Service Credit	(3)	(22)	(28)	(24)
Amortization of Net Loss	232	233	23	17
Net Periodic Benefit Cost	$349	$409	$121	$143

The following table provides the components of net periodic benefit costs for the nine months ended September 30:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
Service Cost	$1,076	$ 846	$121	$ 108
Interest Cost	1,364	1,314	267	338
Expected Return on Plan Assets	(2,085)	(1,576)	---	---
Accretion of Prior Service Credit	(9)	(60)	(85)	(72)
Amortization of Net Loss	697	703	70	51
Net Periodic Benefit Cost	$1,043	$ 1,227	$373	$425

We contributed $1.5 million to our qualified pension plan in both 2011 and 2010, although we were not required to make any contribution in either year.  During October 2011, we contributed an additional $3.5 million to the qualified pension plan.  The expected 2011 contribution for the nonqualified plan is $318.  Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.  The expected contribution is estimated to be $334 for 2011.

7.   Stock-Based Compensation Plans (Dollars In Thousands)

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2011 and 2010 to purchase shares of our common stock.  The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of our grants is expensed over the four year vesting period.  The expense for the third quarter of 2011 and 2010 was $92 and $79, respectively.  The expense for the first nine months of 2011 and 2010 was $266 and $226, respectively.  Other information on the options is presented in the following table:

Grants Issued During the First Quarter:	2011	2010
Shares Granted	76,887	75,536
Fair Value of Options Granted	$6.24	$6.24

Assumptions:
Dividend Yield	4.00%	3.80%
Expected Volatility	36.5%	35.4%
Risk Free Interest Rate	2.54%	3.14%
Expected Lives (in years)	6.40	7.79

7.   Stock-Based Compensation Plans (Continued)

The following table presents the activity in Arrow’s compensatory stock options for the first nine months of 2011 and 2010:

	2011		2010
Options:	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1	480,953	$22.09	466,068	$21.07
Granted	76,891	24.73	75,536	23.17
Exercised	(42,215)	20.20	(28,134)	11.35
Forfeited	(10,375)	26.06	---	---
Outstanding at September 30	505,254	22.57	513,470	21.90
Exercisable at September 30	322,883	22.26	344,653	21.96

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

For letters of credit, the amount of the collateral obtained, if any, is based on management’s credit evaluation of the counter-party.   Arrow had approximately $8.3 million of standby letters of credit on September 30, 2011, most of which will expire within one year and some of which were not collateralized.  At that date, all standby letters of credit were for private borrowing arrangements.  The fair value of Arrow’s standby letters of credit at September 30, 2011 was insignificant.

9.  Fair Value Measurements and Disclosures (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2011, December 31, 2010 and September 30, 2010 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.

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

9.  Fair Value Measurements and Disclosures, continued

The fair value measurement of securities available-for-sale on such date was as follows:

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Securities Available-for Sale:
U.S. Agency Securities	$ 43,416	$---	$ 43,416	$ ---
State and Municipal Obligations	48,850	---	48,850	---
Collateralized Mortgage Obligations - Residential	138,633	---	138,633	---
Mortgage-Backed Securities - Residential	238,742	---	238,742	---
Corporate and Other Debt Securities	1,318	---	1,001	317
Mutual Funds and Equity Securities	1,381	207	1,174	---
Total Securities Available-for-Sale	$472,340	$207	$471,816	$317

December 31, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$ 98,173	$ ---	$ 98,173	$ ---
State and Municipal Obligations	89,528	---	89,528	---
Collateralized Mortgage Obligations - Residential	166,964	---	166,964	---
Mortgage-Backed Securities - Residential	159,926	---	159,926	---
Corporate and Other Debt Securities	1,417	---	1,134	283
Mutual Funds and Equity Securities	1,356	421	935	---
Total Securities Available-for-Sale	$517,364	$421	$516,660	$283

September 30, 2010:
Securities Available-for Sale:
U.S. Agency Securities	$167,655	$---	$167,655	$ ---
State and Municipal Obligations	66,148	---	66,148	---
Collateralized Mortgage Obligations - Residential	154,196	---	154,196	---
Mortgage-Backed Securities - Residential	78,154	---	78,154	---
Corporate and Other Debt Securities	1,390	---	1,063	327
Mutual Funds and Equity Securities	1,398	---	1,398	---
Total Securities Available-for-Sale	$468,941	$---	$468,614	$327

Fair value for securities available-for-sale was determined utilizing an independent bond pricing service for identical assets or significantly similar securities.  The pricing service uses a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.  There were no assets or liabilities measured at fair value on a nonrecurring basis at September 30, 2011.

Level 3 securities available-for-sale at September 30, 2011, December 31, 2010 and September 30, 2010, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

9.  Fair Value Measurements and Disclosures, continued

The following table is a reconciliation of the beginning and ending balances for September 30, 2011 and 2010 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

	2011	2010
Beginning Balance, January 1	$283	$305
Transfers In	---	---
Principal payment received	(2)	(3)
Purchases, issuances and settlements	---	---
Total net losses (realized/unrealized):
Included in earnings	---	---
Included in earnings, as a result of other-than-temporary impairment	---	---
Included in other comprehensive income	36	25
Ending Balance, September 30	$317	$327

The amount of total losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at period-end, as a result of other-than-temporary impairment

	$---	$---

Other impaired assets which might have been included in this table include other real estate owned, mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2011, December 31, 2010 or September 30, 2010.

The following table presents a summary at September 30, 2011, December 31, 2010, and September 30, 2010 of the carrying amount and fair value of Arrow’s financial instruments:

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Due from Banks	$ 43,631	$ 43,631	$ 25,961	$ 25,961	$ 40,608	$ 40,608
Interest-Bearing Deposits at Banks	94,159	94,159	5,118	5,118	83,122	83,122
Securities Available-for-Sale	472,340	472,340	517,364	517,364	468,941	468,941
Securities Held-to-Maturity	146,416	153,131	159,938	162,713	158,106	165,070
Other Investments	4,760	4,760	8,602	8,602	9,474	9,474
Net Loans	1,105,771	1,130,115	1,130,819	1,158,129	1,140,047	1,171,251
Non-Maturity Deposits	1,285,371	1,285,371	1,165,599	1,165,599	1,164,110	1,164,110
Time Deposits	363,968	372,003	368,405	377,224	382,485	394,025
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,644	47,644	51,581	51,581	67,336	67,336
Other Short-Term Borrowings	2,023	2,023	1,633	1,633	1,842	1,842
FHLBNY Advances	40,000	41,564	130,000	134,676	150,000	156,316
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	20,000	20,000	20,000
Accrued Interest Receivable	6,508	6,508	6,512	6,512	6,959	6,959
Accrued Interest Payable	1,210	1,210	1,957	1,957	2,122	2,122

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2011 and 2010, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the related consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010.  These consolidated financial statements are the responsibility of the Company’s management.

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

November 8, 2011

Item 2.

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2011

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); three property and casualty insurance agencies: Loomis & LaPann, Inc., Upstate Agency LLC, and McPhillips Insurance Agency which is a division of Glens Falls National Insurance Agencies, LLC; North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation; and Arrow Properties, Inc. (a real estate investment trust, or REIT).  All of these are wholly owned or majority owned subsidiaries of Glens Falls National.

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 304 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2011 (the most recent such Report currently available), and peer group data has been derived from such Report.

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

Examples of Forward-Looking Statements
Topic	Page	Location
Estimation of potential losses related to Visa obligation	37	Last paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	39	1st paragraph
	41	4th paragraph
	42	2nd paragraph
	45	First 3 paragraphs
Provision for loan losses	47	1st paragraph
Future level of residential real estate loans	42	Last paragraph
	43	4th paragraph
	48	1st, 4th & 5th paragraph
Future level of indirect consumer loans	44	5th paragraph
Future level of commercial loans	44	2nd to last paragraph
Impact of changing capital standards and legislative developments	36	Last paragraph
	49	2nd paragraph
Liquidity	51	1st paragraph
Fees for other services to customers	54	Last paragraph
Interchange fees	54	Next to last paragraph
Insurance commissions	55	1st paragraph
Impact of change in FDIC premium calculation, under Dodd-Frank	37	3rd paragraph
Impact of Heath Care Reform	36	1st paragraph under ‘Recent Legislative Developments’

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

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is typically expressed on a tax-equivalent basis.  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income), as well as certain nonrecurring components, such as the expense on the FHLB prepayment penalty in the 2011 periods.  We follow these practices.

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

Adjustments for One-Time Items of Income or Expense:  In addition to disclosures of net income, earnings per share, return on average assets, return on average equity and other financial measures in accordance with GAAP, we may also provide comparative disclosures on a period-to-period basis that adjust one or more of these GAAP financial measures for one or more of the comparative periods, typically by removing there from material one-time items of income or expense.  We believe that the resultant non-GAAP financial measures may be helpful in understanding the results of operations separate and apart from such items which, if included, may, or could have a disproportional positive or negative impact on the results for a particular period. Additionally, we believe that the adjustment for one-time items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that these non-GAAP financial measures are useful in evaluating our performance and that this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  These non-GAAP financial measures may differ from similar measures presented by other companies.

Selected Quarterly Information - Unaudited
(Dollars in Thousands)

	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Net Income	$5,372	$5,849	$5,281	$5,188	$5,575

Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	1,069	291	327	7	373
Net Gain on Sales of Loans	132	101	31	299	285
Prepayment Penalty on FHLB Advances	(989)	---	---	---	---

Share and Per Share Data:[1]
Period End Shares Outstanding	11,796	11,696	11,745	11,593	11,571
Basic Average Shares Outstanding	11,754	11,729	11,675	11,576	11,595
Diluted Average Shares Outstanding	11,776	11,741	11,698	11,630	11,598
Basic Earnings Per Share	$.46	$.50	$.45	$.45	$.48
Diluted Earnings Per Share	.46	.50	.45	.45	.48
Cash Dividend Per Share	.24	.24	.24	.24	.24

Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$32,855	$31,937	$35,772	$76,263	$49,487
Investment Securities	646,542	697,796	683,839	672,071	594,738
Loans	1,119,384	1,128,006	1,130,539	1,147,889	1,148,196
Deposits	1,554,349	1,596,876	1,564,677	1,568,466	1,466,541
Other Borrowed Funds	164,850	179,989	193,960	223,425	236,115
Shareholders’ Equity	166,514	161,680	155,588	154,677	153,653
Total Assets	1,911,853	1,961,908	1,935,409	1,970,085	1,880,099

Return on Average Assets	1.11%	1.20%	1.11%	1.04%	1.18%
Return on Average Equity	12.80	14.51	13.77	13.31	14.39
Return on Tangible Equity[2]	15.19	17.61	16.07	14.97	16.21

Average Earning Assets	$1,798,781	$1,857,739	$1,850,150	$1,884,402	$1,792,421
Average Paying Liabilities	1,487,923	1,559,014	1,546,849	1,579,765	1,485,639
Interest Income, Tax-Equivalent	19,884	20,500	20,821	21,554	21,829
Interest Expense	4,345	4,975	5,336	5,903	5,829
Net Interest Income, Tax-Equivalent	15,539	15,525	15,485	15,651	16,000
Tax-Equivalent Adjustment	887	944	931	908	832
Net Interest Margin [3,4]	3.43%	3.35%	3.39%	3.30%	3.54%
Efficiency Ratio Calculation:
Noninterest Expense	$14,603	$12,171	$12,319	$11,770	$12,106
Less: Intangible Asset Amortization	(136)	(134)	(100)	(66)	(67)
Prepayment Penalty on FHLB Advances	(1,638)	---	---	---	---
Net Noninterest Expense	$12,829	$12,037	$12,219	$11,704	$12,039
Net Interest Income, Tax-Equivalent	$15,539	$15,525	$15,485	$15,651	$16,000
Noninterest Income	7,881	6,228	5,620	4,738	5,305
Less: Net Securities Gains	(1,771)	(482)	(542)	(11)	(618)
Net Gross Income	$21,649	$21,271	$20,563	$20,378	$20,687
Efficiency Ratio [4]	59.26%	56.59%	59.42%	57.43%	58.20%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$168,624	$163,589	$159,188	$152,259	$153,457
Book Value per Share	14.29	13.99	13.55	13.13	13.26
Intangible Assets	26,788	25,044	24,900	17,241	17,209
Tangible Book Value per Share	12.02	11.85	11.43	11.65	11.77
Capital Ratios:
Tier 1 Leverage Ratio	9.10%	8.67%	8.66%	8.53%	8.79%
Tier 1 Risk-Based Capital Ratio	15.06	14.76	14.37	14.50	14.16
Total Risk-Based Capital Ratio	16.31	16.02	15.63	15.75	15.41

Assets Under Trust Administration and Investment Management	$ 925,671	$1,017,091	$1,011,618	$984,394	$925,940

[1]Share and Per Share Data have been restated for the September 29, 2011 3% stock dividend.

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

[4] See “Use of Non-GAAP Financial Measures” on page 30.

Selected Nine-Month Period Information:

(Dollars In Thousands, Except Per Share Amounts)

	Sep 2011	Sep 2010
Net Income	$16,502	$16,704

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	1,688	903
Net Gain on Sales of Loans	264	318
Prepayment Penalty on FHLB Advances	(989)	---

Period-End Shares Outstanding	11,796	11,571
Basic Average Shares Outstanding	11,719	11,613
Diluted Average Shares Outstanding	11,747	11,641
Basic Earnings Per Share	$1.41	$1.44
Diluted Earnings Per Share	1.40	1.43
Cash Dividends Per Share	.73	.71

Average Assets	$1,936,304	$1,866,119
Average Equity	161,301	148,929
Return on Average Assets	1.14%	1.20%
Return on Average Equity	13.68	15.00

Average Earning Assets	$1,835,370	$1,781,936
Average Interest-Bearing Liabilities	1,531,047	1,490,415
Interest Income, Tax-equivalent [1]	61,206	66,871
Interest Expense	14,657	17,792
Net Interest Income, Tax-equivalent [1]	46,549	49,079
Tax-equivalent Adjustment	2,762	2,545
Net Interest Margin [1]	3.39%	3.68%
Efficiency Ratio Calculation [1]
Noninterest Expense	$39,093	$35,648
Less: Intangible Asset Amortization	(370)	(205)
Prepayment Penalty on FHLB Advances	(1,638)	---
Net Noninterest Expense	37,085	35,443
Net Interest Income, Tax-equivalent [1]	46,549	49,079
Noninterest Income	19,729	14,351
Less: Net Securities Gains	(2,795)	(1,496)
Net Gross Income, Adjusted	63,483	61,934
Efficiency Ratio [1]	58.42%	57.23%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.10%	8.41%
Total Stockholders’ Equity (i.e. Book Value)	$168,624	$153,457
Book Value per Share	14.29	13.26
Intangible Assets	26,788	17,209
Tangible Book Value per Share [1]	12.02	11.77
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	.04%	.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	.07	.13
Allowance for Loan Losses as a Percentage of Period-end Loans	1.33	1.27
Allowance for Loan Losses as a Percentage of Nonperforming Loans	262.14	369.69
Nonperforming Loans as a Percentage of Period-end Loans	.51	.34
Nonperforming Assets as a Percentage of Period-end Total Assets	.31	.20

1 See “Use of Non-GAAP Financial Measures” on page 30.

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 30)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Quarter Ended September 30,	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 32,855	$ 22	0.27%	$ 49,487	$ 33	0.26%
Investment Securities:
Fully Taxable	428,297	3,040	2.82	406,360	3,495	3.41
Exempt from Federal Taxes	218,245	2,198	4.00	188,378	2,146	4.52
Loans	1,119,384	14,624	5.18	1,148,196	16,155	5.58
Total Earning Assets	1,798,781	19,884	4.39	1,792,421	21,829	4.83

Allowance For Loan Losses	(14,848)			(14,503)
Cash and Due From Banks	32,020			29,785
Other Assets	95,900			72,396
Total Assets	$1,911,853			$1,880,099

Deposits:
NOW Accounts	$ 543,280	1,071	0.78	$ 497,981	1,216	0.97
Savings Deposits	418,596	483	0.46	368,565	523	0.56
Time Deposits of $100,000 or More	124,055	659	2.11	130,471	737	2.24
Other Time Deposits	237,142	1,274	2.13	252,507	1,482	2.33
Total Interest-Bearing Deposits	1,323,073	3,487	1.05	1,249,524	3,958	1.26

Short-Term Borrowings	59,794	18	0.12	66,115	33	0.20
FHLBNY Advances and Long-Term Debt	105,056	840	3.17	170,000	1,838	4.29
Total Interest-Bearing Funds	1,487,923	4,345	1.16	1,485,639	5,829	1.56

Demand Deposits	231,276			217,017
Other Liabilities	26,140			23,790
Total Liabilities	1,745,339			1,726,446
Stockholders’ Equity	166,514			153,653
Total Liabilities and Stockholders’ Equity	$1,911,853			$1,880,099

Net Interest Income (Tax-equivalent Basis)		15,539			16,000
Reversal of Tax-Equivalent Adjustment		(887)	.20		(832)	.18
Net Interest Income		$14,652			$15,168
Net Interest Spread (Tax-equivalent Basis)			3.23			3.27
Net Interest Margin (Tax-equivalent Basis)			3.43			3.54

Average Consolidated Balance Sheets and Net Interest Income Analysis

(see “Use of Non-GAAP Financial Measures” on page 30)

(Fully Taxable Basis using a marginal tax rate of 35%)

(Dollars In Thousands)

Nine Months Ended September 30,	2011			2010
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$ 33,511	$ 66	0.26%	$ 54,213	$ 107	0.26%
Investment Securities:
Fully Taxable	439,416	9,722	2.96	410,822	11,370	3.70
Exempt from Federal Taxes	236,507	6,930	3.92	186,621	6,659	4.77
Loans	1,125,936	44,488	5.28	1,130,280	48,735	5.76
Total Earning Assets	1,835,370	61,206	4.46	1,781,936	66,871	5.02

Allowance For Loan Losses	(14,774)			(14,289)
Cash and Due From Banks	28,457			28,671
Other Assets	87,251			69,801
Total Assets	$1,936,304			$1,866,119

Deposits:
NOW Accounts	$ 580,895	3,763	0.87	$ 519,322	4,093	1.05
Savings Deposits	407,307	1,489	0.49	357,006	1,633	0.61
Time Deposits of $100,000 or More	121,959	1,990	2.18	136,967	2,180	2.13
Other Time Deposits	241,393	3,918	2.17	249,098	4,448	2.39
Total Interest-Bearing Deposits	1,351,554	11,160	1.10	1,262,393	12,354	1.31

Short-Term Borrowings	57,281	65	0.15	64,053	95	0.20
FHLBNY Advances and Long-Term Debt	122,212	3,432	3.75	163,969	5,343	4.36
Total Interest-Bearing Funds	1,531,047	14,657	1.28	1,490,415	17,792	1.60

Demand Deposits	220,376			203,263
Other Liabilities	23,580			23,512
Total Liabilities	1,775,003			1,717,190
Stockholders’ Equity	161,301			148,929
Total Liabilities and Stockholders’ Equity	$1,936,304			$1,866,119

Net Interest Income (Tax-equivalent Basis)		46,549			49,079
Reversal of Tax-Equivalent Adjustment		(2,762)	.20		(2,545)	.19
Net Interest Income		$43,787			$46,534
Net Interest Spread (Tax-equivalent Basis)			3.18			3.42
Net Interest Margin (Tax-equivalent Basis)			3.39			3.68

OVERVIEW

We reported net income for the third quarter of 2011 of $5.4 million, representing diluted earnings per share (EPS) of $.46, as compared to net income of $5.6 million and $.48 of diluted EPS for the third quarter of 2010, a decrease in diluted EPS of $.02 per share or 4.2%. Return on average equity (ROE) for the 2011 quarter continued to be strong at 12.80%, although down from the ROE of 14.39% for the quarter ended September 30, 2010. Return on average assets (ROA) for the 2011 quarter continued to be strong at 1.11%, although down from ROA of 1.18% for the quarter ended September 30, 2010.

Total assets were $1.953 billion at September 30, 2011, which represented an increase of $44.6 million, or 2.3%, above the level at December 31, 2010, but a decrease of $7.3 million, or 0.4%, from the September 30, 2010 level.

Stockholders’ equity was $168.6 million at September 30, 2011, an increase of $15.2 million, or 9.9%, from the year earlier level.  Stockholders' equity was also up $16.4 million, or 10.7%, from the December 31, 2010 level of $152.3 million.  The components of the change in stockholders’ equity since year-end 2010 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 5, and are discussed in more detail in the last section of this Overview on page 38 entitled, “Increase in Stockholder Equity.”

Regulatory capital:  At period-end, we continue to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount.  As of September 30, 2011 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines.  Our regulatory capital levels have consistently remained well in excess of required minimum during recent years, despite the economic downturn, because of our continued profitability and strong asset quality.  Even if the new, enhanced capital requirements set forth in the proposed Basel III accords, currently under consideration by the Group of 20 advanced nations including the U.S., were presently in effect, Arrow and its banks would meet all of these new, enhanced capital standards.  See “CAPITAL RESOURCES – New Capital Standards to be Promulgated” and “Current Capital Standards” on page 49 and “Important New Capital and Liquidity Standards” on page 51.

Economic recession and loan quality:  As the economic recession occurred in late 2008 and early 2009, our market area of northeastern New York was relatively sheltered from falling real estate values and increasing unemployment, partially due to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S.  As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in real estate sales and increasing unemployment rates.   By year-end 2009, we had experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 29 for peer group information).  In 2010, our loan quality continued to decline modestly, but by year-end appeared to be stabilizing, a trend that continued in the first nine months of 2011.  During this period, although nonperforming loans increased slightly, charge-offs decreased.  Nonperforming loans were $5.7 million at September 30, 2011, an increase of $805 thousand from year-end 2010 and an increase of 1.7 million from September 30, 2010.  The ratio of nonperforming loans to period-end loans at September 30, 2011 was .51%, an increase from .43% at December 31, 2010.  This ratio was .34% at September 30, 2010.  By way of comparison, this ratio for our peer group was 3.43% at June 30, 2011, with only a small improvement from year-end 2010.  Our loans charged-off (net of recoveries) against our allowance for loan losses were a very low $75 thousand for the third quarter of 2011, as compared to $95 thousand for the preceding quarter ended June 30, 2011 and $157 thousand for the third quarter of 2010.  Total net charge-offs for the nine-month period ended September 30, 2011 were $334 thousand as compared to $510 thousand for the first nine months of 2010.  At September 30, 2011, the allowance for loan losses was $14.9 million, representing 1.33% of total loans, an increase of 5 basis points from the prior year-end and 6 basis points from September 30, 2010.

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

o

Residential Real Estate Loans:  We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM’s” or “negative equity” loans.  We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

o

Indirect Consumer Lending (Primarily Automobile Loans):  These loans comprise approximately 30% of our loan portfolio.  During the first nine months of 2011 and during 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments:

(i)

Health care reform:  In March 2010,  comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Act").  Included among the major provisions of the Act, is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees.  The Act contains provisions that may impact the Company's accounting for some of its benefit plans in future periods.   However, we do not currently expect that impact to be material.  The exact extent of the Act's impact, if any, cannot be determined until final regulations are promulgated and additional interpretations of the Act become available.  The Company will continue to monitor the effect of the Act on its benefit plans.

(ii)

Dodd-Frank Act:  As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010.  While many of the Act’s provisions will not have any direct impact on Arrow, some of the sections will have a significant impact.  These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly restrain banks’ profitability, including our banks.  Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements and may be much more onerous.  See the discussion under “Important New Capital and Liquidity Standards” on page 51 of this Report.  Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies under $15 billion in assets will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of small-to-medium-sized bank holding companies, including the $20 million of our TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital until maturity or redemption.

Many of the provisions of Dodd-Frank are still to be enacted by the various agencies and will have phase-in periods once finalized.  The following are some of the Dodd-Frank legal changes that are likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1.

FDIC deposit insurance now provides unlimited coverage for noninterest-bearing accounts.

2.

The FDIC insurance assessment on banks is now asset-based, not deposit-based, which actually reduced insurance cost for most smaller institutions, like Arrow.  Under the new method, our premiums were reduced from $513 thousand of FDIC and FICO assessments for the first quarter of 2011 (the last quarter under the old deposit-based method of assessment), to $267 thousand of expense for the second quarter of 2011, a decline of 48%.)

3.

Expansion of consumer protection regulations likely will add to our regulatory compliance expense and reduce our income.

4.

Limitation on debit card interchange fees, which technically applies only to the very large banks, will most likely have a negative impact on the fee income of smaller banks under $10 billion in assets, like ours due to competitive pressures.

Rules still in the formulation process include those related to short-term borrowing disclosures, retention of a portion of loans initiated and sold and executive compensation.  Several of these issues are highly controversial, and the implementing regulations to be forthcoming will be the focus of much discussion and concern.

Liquidity and access to credit markets:  We did not experience any liquidity issues during 2010 and have not in 2011 through the date of this Report.  The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank, have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 51).  In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight lending arrangements with our correspondent banks, FHLBNY overnight and term advances and the Federal Reserve Bank discount window, as our main sources).  During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed’s discount window to support their liquidity positions, but we did not.  In a few well-publicized instances at the height of the crisis, liquidity was such a problem for particular institutions that they experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their insured deposits.  We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Special Assessment & Prepayment in 2009:  The FDIC announced during the second quarter of 2009 that they would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC’s insurance fund which was significantly depleted by bank failures during the crisis.  For most insured banks (including ours), the special assessment was set as a designated percentage (0.05%) of the institution’s adjusted assets (total assets less Tier 1 capital), as opposed to a percentage of covered deposits which is how the FDIC had historically set regular assessments.  Institutions were instructed to estimate and accrue the special assessment expense in the second quarter of 2009.  We determined that our expense was $787 thousand, which we accrued on June 30, 2009.  During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected regular assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012.  Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates.  As a result of Dodd-Frank, beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions has changed so as to be based on adjusted assets (as defined) rather than deposits, which will have the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including repurchase agreements.  The rate, however, given the larger base (assets) on which insurance premiums are now assessed, will be a lower percentage than applied under the old deposit-based assessments.  The FDIC calculated the first asset-based assessment (for the second quarter of 2011, but recognized during the third quarter of 2011), based on June 30, 2011 reported assets.  Because our banks, like most small banks, have a much higher ratio of deposits to assets than the large banks maintain, we expected our FDIC premiums to actually decrease considerably.  Our FDIC premiums decreased from $473 thousand for the first quarter of 2011 to $226 thousand for the second quarter, a decrease of 52%, after effectiveness of the asset-based assessment.

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

In October 2008, Visa announced that it had settled a lawsuit with Discover Financial Services, which was part of the covered litigation (including several cases) for which the Visa member banks remained contingently liable and for which Visa had established its escrow fund. Since that time, Visa has deposited the following additional amounts into the escrow fund for covered litigation: $1.1 billion in December 2008, $700 million in July 2009, $500 million in May 2010, $800 million in October 2010 and $400 million in March 2011.  These developments reduced our proportionate exposure for covered litigation but also reduced the ultimate value of our remaining Class B Visa shares, as Visa’s settlement of covered litigation claims directly reduces the value of member banks’ Class B stock.  However, we had not previously recognized any dollar value for our remaining Class B shares in accordance with SEC guidance; thus we did not recognize any income or expense in any of the periods presented as a result of Visa’s periodic deposits of additional amounts into the escrow fund or settlements of covered litigation with amounts drawn out of the fund.

In October 2011, Visa announced that the so-called interchange litigation was expected to go to trial sometime in the fall of 2012.  At that time, Visa was not able to predict when the litigation would be resolved.

The estimation of our proportionate share of any potential losses on Visa’s part, not covered by the escrow fund, related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our September 30, 2011 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations at that date, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Stockholders’ Equity:  At September 30, 2011, our tangible book value per share (calculated based on stockholders’ equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.02, an increase of $0.25, or 2.1%, from September 30, 2010.  Our total stockholders’ equity at September 30, 2011 increased 9.9% over the year-earlier level, and our total stockholders’ equity per share increased by 7.8% over the year earlier level.  As of September 30, 2011, total stockholders’ equity had increased by $16.4 million, or 10.7%, from the year-end 2010 total.  This increase principally reflected the following factors: i) $16.5 million net income for the period; ii) a $3.2 million net unrealized gain in securities available-for-sale, net of tax, and iii) issuance of $5.3 million of common stock in connection with our acquisition of two insurance agencies; offset in part by iv) cash dividends of $8.5 million; and (v) repurchases of our own common stock of $3.9 million.  As of September 30, 2011, our closing stock price was $22.25, resulting in a trading multiple of 1.85 to our tangible book value.  From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end.  The Board of Directors declared and the Company paid a quarterly cash dividend of $.243 per share for the third quarter of 2011, as adjusted for a 3% stock dividend distributed September 29, 2011.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data

(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	Sep 2011	Dec 2010	Sept 2010	From Dec	From Sep	From Dec	From Sep
Interest-Bearing Bank Balances	$94,159	$ 5,118	$ 83,122	$89,041	$ 11,037	1739.8%	13.3%
Securities Available-for-Sale	472,340	517,364	468,941	(45,024)	3,399	(8.7)	0.7
Securities Held-to-Maturity	146,416	159,938	158,106	(13,522)	(11,690)	(8.5)	(7.4)
Loans (1)	1,120,691	1,145,508	1,154,676	(24,817)	(33,985)	(2.2)	(2.9)
Allowance for Loan Losses	14,920	14,689	14,629	231	291	1.6	2.0
Earning Assets (1)	1,838,366	1,836,530	1,874,319	1,836	(35,953)	0.1	(1.9)
Total Assets	1,952,978	1,908,336	1,960,294	44,642	(7,316)	2.3	(0.4)

Demand Deposits	$ 232,044	$ 214,393	$ 217,855	$ 17,651	$ 14,189	8.2	6.5
NOW Accounts	633,857	569,076	578,674	64,781	55,183	11.4	9.5
Savings Deposits	419,470	382,130	367,581	37,340	51,889	9.8	14.1
Time Deposits of $100,000 or More	128,080	120,330	129,635	7,750	(1,555)	6.4	(1.2)
Other Time Deposits	235,888	248,075	252,850	(12,187)	(16,962)	(4.9)	(6.7)
Total Deposits	$1,649,339	$1,534,004	$1,546,595	$ 115,335	$102,744	7.5	6.6
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$ 47,644	$ 51,581	$ 67,336	$ (3,937)	$ (19,692)	(7.6)	(29.2)
FHLB Advances	40,000	130,000	150,000	(90,000)	(110,000)	(69.2)	(73.3)
Stockholders' Equity	168,624	152,259	153,457	16,365	15,167	10.7	9.9

(1) Includes Nonaccrual Loans

Municipal Deposits:  Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors.  In recent years, municipal deposits on average have represented from 22% to nearly 29% of our total deposits and as of September 30, 2011, municipal deposits represented approximately 27% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.

In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August.  Account balances tend to increase throughout the fall and remain elevated during the winter months, due to tax deposits, and receive an additional boost at the end of March from the electronic deposit of state aid to school districts.  In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.

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

Changes in Sources of Funds:  In recent periods, for cost reasons, we have lessened our reliance on wholesale funding sources and increased our reliance on retail deposits as a source of day-to-day funding.  Our increase in total deposits from December 31, 2010 to September 30, 2011 was $115.3 million, or 7.5%.  This was partly due to the fact that the September to October time frame is the high point in our seasonal pattern of municipal deposits, as discussed above under “Municipal Deposits.”  However, we also experienced a significant increase in non-municipal deposits.  From December 31, 2010 to September 30, 2011, we experienced an increase in internally generated non-municipal deposit balances of $69.0 million, or 6.1%, with increases in non-municipal deposits across all of our major deposit products, except time deposits.  Over the same period, our municipal deposits increased by $33.8 million.  By contrast, our wholesale funding sources decreased over the period.  At September 30, 2011 securities sold under agreements to repurchase were $3.9 million below year-end balances.  We also replaced only $10 million of $60 million in FHLB advances maturing during the first nine months of 2011.  Finally, during the third quarter of 2011, we pre-paid an additional $40 million of FHLB advances, for a net decrease in FHLB advances of $90 million over a nine-month period.  The pre-payment resulted in a pre-payment penalty of $1.6 million in the third quarter of 2011.

Changes in Earning Assets:  Our loan portfolio decreased by $24.8 million, or 2.2%, from December 31, 2010 to September 30, 2011.  We experienced the following trends in our three largest segments:

1.

Commercial and commercial real estate loans – period-end balances for this segment were up over 4.8% from year-end 2010 balances, reflecting moderate demand for commercial lending.

2.

Residential real estate loans – these loans decreased by $20.3 million or 4.2% from December 31, 2010 to September 30, 2011, as we sold most of our originations during the period plus over $10 million of loans that were held-for-sale at December 31, 2010.

3.

Automobile Loans – The balance of these loans decreased by $19.4 million, of 5.8% over the first nine months of 2011, as originations were more than offset by prepayments and normal amortization.

Most of our in-coming cash flows for the first nine months of 2011 came from maturing investments and the excess of maturing loans over our loan originations.  During that nine-month period, we purchased $224.6 million of securities available-for-sale to replace most of the maturing securities in that portfolio.  A good portion of the remaining portfolio cash flows were used to repay FHLB advances, both the net $50 million of maturing advances not rolled over and the $40 million of additional advances that were pre-paid.

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

Quarterly Average Deposit Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Demand Deposits	$ 231,276	$ 217,851	$ 211,788	$ 212,126	$ 217,017
NOW Accounts	543,280	605,664	594,299	605,968	497,981
Savings Deposits	418,596	409,179	393,874	376,618	368,565
Time Deposits of $100,000 or More	124,055	123,179	118,583	124,284	130,471
Other Time Deposits	237,142	241,003	246,133	249,470	252,507
Total Deposits	$1,554,349	$1,596,876	$1,564,677	$1,568,466	$1,466,541

Percentage of Total Quarterly Average Deposits

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Demand Deposits	14.9%	13.7%	13.5%	13.5%	14.8%
NOW Accounts	35.0	37.9	38.0	38.7	34.0
Savings Deposits	26.9	25.6	25.2	24.0	25.1
Time Deposits of $100,000 or More	8.0	7.7	7.6	7.9	8.9
Other Time Deposits	15.2	15.1	15.7	15.9	17.2
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits, we typically experience modest growth in average deposit balances in the first quarter of each calendar year, little net growth or a small contraction in the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially).  During the second quarter of 2011, our individual municipal deposit balances decreased somewhat, as usual, but our overall balances (including total municipal balances) grew, due in the case of municipal balances, to the addition of new municipal relationships.  As expected, all balances, including municipal balances fell off during the third quarter of 2011.

Quarterly Cost of Deposits

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Demand Deposits	---%	---%	---%	---%	---%
NOW Accounts	0.78	0.90	0.91	0.97	0.97
Savings Deposits	0.46	0.49	0.52	0.53	0.56
Time Deposits of $100,000 or More	2.11	2.16	2.28	2.31	2.24
Other Time Deposits	2.13	2.15	2.23	2.31	2.33
Total Deposits	0.89	0.96	1.00	1.05	1.07

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

Changes in Interest Rates in Recent Years.  From mid-2006 to fall 2007, in response to surging prices for certain assets (specifically, residential and commercial real estate, the price of which were being driving upward fast by cheap and readily-available credit), the Fed continued to increase and then maintained at elevated levels short-term interest rates, with an ultimate federal funds target rate of 5.25%.  In September 2007, however, in response to a sudden weakening in the economy and a loss of liquidity in the short-term credit market, precipitated in large part by the collapse in the housing market and resulting problems in subprime residential real estate lending, the Fed began lowering the federal funds target rate, rapidly and by significant amounts.

By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, further lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%.  In the ensuing year, the Fed in a series of additional rate reductions lowered the target rate to the maximum extent possible; by January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained for the last 11 quarters, that is, through September 30, 2011.

We saw an immediate impact in the reduced cost of our deposits when rates began to fall at year-end 2007, and our deposit costs continued falling in 2008 and 2009 and to a much lesser extent throughout 2010.  Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds.  Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (throughout 2009 and 2010 and into 2011) the decline in yields on our earning assets has exceeded the decline in cost of our deposits.  As a result of these trends, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income, but since 2008 we, like almost all banks, have experienced fairly steady contraction in our net interest margin.

Changes in the Yield Curve in Recent Years.  An additional important aspect in recent years with regard to the effect of prevailing interest rates on our profitability has been the changing shape in the yield curve.  A positive (upward-sloping) yield curve, where long-term rates significantly exceed short term rates, is generally better for banks, including ours, than a flat or less upwardly-sloping yield curve.  We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.  From mid-2005 to mid-2007, the yield curve “flattened,” especially during 2006 and the first half of 2007.  After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope (i.e., lower rates for shorter-duration debt; higher rates for longer-term debt) but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased.  Therefore, the traditional spread between short-term rates and long-term rates essentially disappeared.  In late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates.  The flattening of the yield curve was the most significant factor in the decrease in our net interest margin during the 2005-2007 period.

At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape.  The increase in rate spread between short- and long-term maturities was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn.  Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly seeks to perpetuate at least in the near future, through the various means at its disposal.  In the third quarter of 2011, the Federal Reserve undertook new measures specifically to reduce longer-term rates as compared to short-term rates, as a means of stimulating the housing market and the economy generally.  Thirty-year mortgages did subsequently fall to levels not seen in many years, if ever.

The yield curve, however, remains upward-sloping and may continue that way for some time, which should be of some benefit to banks and financial institution generally.  On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak.  Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a continuing upward-sloping yield curve.  Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult.

Recent Pressure on Our Net Interest Margin.  In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening economy.  From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly than the yields on our earning assets.  This initially had a significant positive impact on our net interest income, but that trend eventually reversed itself.  From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and all four quarters of 2010 as the downward repricing of paying liabilities began to slow while interest earning assets continued to reprice downward at a steady rate.  During the past four quarters, our net interest margin has ranged from 3.54% to 3.30%.  However, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off.

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

Potential Inflation—Effect on Interest Rates and Margins.  Currently, there is considerable discussion, and some disagreement, about the possible or even likely emergence of meaningful inflation across some or all asset classes in the U.S. and world economies. To the extent that such inflation may develop, or in fact already be occurring, it is widely perceived as attributable in large part to the persistent efforts of the Federal Reserve over recent periods to increase the money supply significantly, both by setting and maintaining the fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended to have the identical effect of lowering and reinforcing already low interest rates and thereby expanding the supply of credit.  Although the Fed discontinued its quantitative easing program, as of June 30, 2011, and expressed at the time no immediate plans to resume the program, the underlying rate of inflation in the U.S., exclusive of the historically volatile categories of fuel and food purchases, has remained quite low in the ensuing months and the U.S. economy continues to be sluggish.  As a result, in the third quarter of 2011, the Fed signaled a renewed interest in spurring the economy through interest rate manipulations, including the introduction of “Operation Twist,” under which the Fed will reinvest the proceeds from all maturing securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), while possibly relaxing short-term rates.  Moreover, many analysts are of the opinion that the Fed may yet resume quantitative easing, that is, resume a broad-based program of buying U.S. Treasuries and mortgage-backed securities for the Fed’s portfolio using newly-created funds, if it deems that step as necessary to reignite the economy, even at the cost of increased inflation.  Thus, there is some expectation that increased inflation may emerge at some future date, leading to an increase in prevailing rates in the U.S. financial markets.

At least for the present, management does not anticipate near-term substantial increases in prevailing rates.  If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run.  Given the extraordinary forces currently in play in the financial markets, any speculation on the likely impact of inflation on prevailing interest rates, short- or long-term, or on the interest margins or the net interest income of banks such as ours, or speculation on the depth or sustainability of inflationary pressures themselves, must be regarded as highly subjective and no undue reliance should be placed thereon.  A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.

Non-Deposit Sources of Funds

Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances."  These structured advances have original maturities of 3 to 10 years and are callable by the FHLB at certain dates.  If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest.  In recent quarters, we have reduced our reliance on FHLB advances as a source of funds.  See “Changes in Sources of Funds” on page 39.

The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities or TRUPs) on our consolidated balance sheet as of September 30, 2011 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 48 of this Report.  These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes.  Under Dodd-Frank, no future issuances of TRUPs by us will qualify as Tier 1 regulatory capital.

Loan Trends

The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.

Quarterly Average Loan Balances

(Dollars in Thousands)

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Commercial and Commercial Real Estate	$ 334,774	$ 334,517	$ 322,711	$ 311,855	$ 308,445
Residential Real Estate	344,360	345,783	351,759	368,802	375,262
Home Equity	79,674	77,647	75,682	75,263	73,285
Indirect Consumer Loans	326,287	334,518	343,329	353,758	351,294
Other Consumer Loans (1)	34,289	35,541	37,058	38,211	39,910
Total Loans	$1,119,384	$1,128,006	$1,130,539	$1,147,889	$1,148,196

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Commercial and Commercial Real Estate	29.9%	29.7%	28.5%	27.2%	26.8%
Residential Real Estate	30.8	30.6	31.1	32.1	32.7
Home Equity	7.1	6.9	6.7	6.6	6.4
Indirect Consumer Loans	29.2	29.6	30.4	30.8	30.6
Other Consumer Loans (1)	3.0	3.2	3.3	3.3	3.5
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

Maintenance of High Quality in the Loan Portfolio:  In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption and volatility in its financial and capital markets.  A major cause of the disruption was a significant decline in residential real estate values across much of the U.S., which, in turn, triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them.  In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans.  In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously beset residential mortgage portfolios.  In 2010, the decline in residential and commercial property values was eased in many markets, at least temporarily, due in part to federal tax incentive programs which encouraged home purchases.  However, in late 2010 and the first nine-months of 2011 the general decline in residential property values resumed in many markets, which continues to the present.  The continuing damage to asset portfolios remains a serious concern, which has been offset somewhat, particularly for larger diversified financial organizations, by the general stabilization in the equity markets following the sudden collapse of the markets in 2008-early 2009 and the subsequent sharp rebound in late 2009 and early 2010.  Nevertheless, many lending institutions large and small have suffered sizable charge-offs and losses in their loan portfolios since 2008 as a result of their origination of or investment in residential and commercial real estate loans, and for these institutions losses may be expected to continue for at least the next few years.

For a variety of reasons, we have largely been spared the negative impact on asset quality that many banks have suffered.  Through September 2011, we have not experienced a significant deterioration in our loan portfolios.  We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans.  On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio, eclipsing both indirect loans and our commercial and commercial real estate loans.  In 2010, our gross originations for residential real estate loans exceeded $94 million, as compared to $91.9 million in 2009.  In the first nine months of 2011, we originated $52.5 million of residential mortgage loans.  During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market.  During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain most of the newly originated residential real estate loans in our loan portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further reductions in the portfolio as a result of normal principal amortization and prepayments on pre-existing loans).

After April 2010, rates on conventional real estate mortgages began to fall once again, even as demand for such mortgages (other than refinancings) remained relatively weak.  In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by October 2011 the national average had dropped to 3.94%, a decline of more than 20 percent.   In response, we determined to sell most of our originations to Freddie Mac, amounting to $27.2 million for the last half of 2010 and $35.7 million for the first nine months of 2011.  If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a higher portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio.  Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans):  At September 30, 2011, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the second largest category of loans in our portfolio and a significant component of our business.  In the early post-2000 years, indirect loans were the largest segment of our loan portfolio.  For much of this period, these loans also were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.

However, in the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, principally, the finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans.  This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a tempering effect on our indirect originations, and we actually experienced decreases in these balances in the first two quarters of 2008.  During the last two quarters of 2008, our share of the local indirect auto loan market increased somewhat as many of the major lenders in the indirect market, including the auto companies’ financing affiliates, pulled back on their bargain rate lending programs.  Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%.  However, in 2009, despite the fact that automobile sales nationwide rose modestly (adjusting for the mid-year spike in sales under the federally subsidized “cash for clunkers” program), our outstanding balances of indirect loans steadily declined from month-to-month.  We attribute the softness in our portfolio in 2009 to a combination of competitive pressures on rates and a general weakening in the creditworthiness of loan applicants during the year.  Our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance.  Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.

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

For the first nine months of 2011, our originations of indirect loans were $103.5 million, a decrease of $42.0 million, or 28.9%, from the total for the first nine months of 2010.  Prepayments and normal amortization during the quarter exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $20.7 million, or 5.9%, during the first nine months of 2011.

In the first nine months of 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period.  Our experienced lending staff not only utilizes software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio.  However, if weakness in auto demand persists, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans.  Continuing weak demand for vehicle loans could negatively impact our financial performance.

Commercial, Commercial Real Estate and Construction and Land Development Loans:  In recent years, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans.  These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio.  However, in response to the 2008-2009 crisis, demand began to ease and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008.  During 2010, commercial loan demand began to revive in our market area and our balances increased by $28.9 million, or nearly 10.0%.  In the first nine months of 2011 our balances grew at a respectable pace, increasing by $15.3 million, or at an annualized rate of 6.4%.

Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market.  Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices.  Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period from which it has not fully recovered, we have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.

It is entirely possible that we may yet experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods.  Generally, however, the corporate sector, at least in our service area, appears to be in reasonably good financial condition at present, except for the most highly leveraged enterprises, to whom we normally do not extend credit of any sort.

Our greatest risk in our loan portfolio at present is not credit risk but interest rate risk, as rate compression for high-quality credits steadily erodes our ability to maintain healthy margins while protecting the strong quality of our loan portfolio.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.

Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Commercial and Commercial Real Estate	5.57%	5.58%	5.74%	5.81%	5.92%
Residential Real Estate	5.36	5.44	5.61	5.55	5.59
Home Equity	2.97	2.96	3.00	3.04	2.96
Indirect Consumer Loans	4.95	5.10	5.25	5.41	5.64
Other Consumer Loans	6.99	6.91	6.97	7.06	7.17
Total Loans	5.18	5.26	5.41	5.46	5.58

In summary, average rates across our portfolio have steadily declined over the last 5 quarters, in direct response to the Fed’s maintaining historically low interest rates in its attempt to revive the economy, coupled with a general moderation of loan demand on the part of corporate and individual customers.

In the third quarter of 2011 the average yield on our loan portfolio declined by 8 basis points from the second quarter of 2011, from 5.26% to 5.18%.  The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally.  The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter, so we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac.  The decrease in average yield on our loan portfolio of 8 basis points was only 1 basis point greater than the 7 basis point decline in our average cost of deposits during the latest quarter compared to the prior quarter.  We expect that average loan yields will continue to decline at a somewhat faster rate than our average cost of deposits, although further declines in yields for newly originated loans will likely be very modest.

In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 40 under the heading "Impact of Interest Rate Changes."  We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands.   Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.

Investment Portfolio Trends

The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2010 to September 30, 2011 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	Sep 2011	Dec 2010	Change	Sep 2011	Dec 2010	Change
Securities Available-for-Sale:
U.S. Agency Securities	$ 43,416	$ 98,173	$(54,757)	$ 358	$ 230	$ 128
State and Municipal Obligations	48,850	89,528	(40,678)	286	57	229
Collateralized Mortgage Obligations - Residential	138,633	166,964	(28,331)	5,046	5,717	(671)
Mortgage-Backed Securities-Residential	238,742	159,926	78,816	5,844	290	5,554
Corporate and Other Debt Securities	1,318	1,417	(99)	(12)	(99)	87
Mutual Funds and Equity Securities	1,381	1,356	25	16	23	(7)
Total	$472,340	$517,364	$ (45,024)	$11,538	$6,218	$5,320

Securities Held-to-Maturity:
State and Municipal Obligations	$152,131	$161,713	$(9,582)	$5,715	$1,775	$3,940
Corporate and Other Debt Securities	1,000	1,000	---	---	---	---
Total	$153,131	$162,713	$(9,582)	$5,715	$1,775	$3,940

At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.

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

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio

(In Thousands)

	Three Months Ended		Nine Months Ended
	Sep 2011	Sep 2010	Sep 2011	Sep 2010
Sales
Collateralized Mortgage Obligations - Residential	$20,087	$ 13,909	$35,821	$ 23,747
Mortgage-Backed Securities-Residential	---	---	---	---
Mutual Funds and Equity Securities	---	55	---	197
Other	27	---	240	---
Total Sales	20,114	13,964	36,061	23,944
Net Gains on Securities Transactions	1,771	618	2,795	1,496
Proceeds on the Sales of Securities	$21,885	$14,582	$38,856	$25,440

Historically low interest rates have increased the likelihood of greater mortgage refinancing activity.  We reviewed our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and moderate loan-to-value ratios where refinancing may appear to be a greater probability.  We also reviewed the underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments.  In 2011 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds that were also selling at a premium to capture the gain since prepayments are at par.

	Three Months Ended		Nine Months Ended
	Sep 2011	Sep 2010	Sep 2011	Sep 2010
Purchases
U.S. Agency Securities	$22,250	$55,000	$ 76,305	$184,175
State and Municipal Obligations	1,557	50,839	15,911	56,898
Collateralized Mortgage Obligations - Residential	6,059	---	26,471	---
Mortgage-Backed Securities-Residential	43,006	---	105,803	---
Other	50	68	87	303
Total Purchases	$72,922	$105,907	$224,577	$241,376

Maturities & Calls	$90,604	$69,370	$236,332	$192,092

Asset Quality

The following table presents information related to our allowance and provision for loan losses for the past five quarters.

Summary of the Allowance and Provision for Loan Losses

(Dollars in Thousands, Loans Stated Net of Unearned Income)

	Sep 2011	Jun 2011	Mar 2011	Dec 2010	Sep 2010
Loan Balances:
Period-End Loans	$1,120,691	$1,120,096	$1,135,743	$1,145,508	$1,154,676
Average Loans, Year-to-Date	1,125,936	1,129,265	1,130,539	1,134,718	1,130,280
Average Loans, Quarter-to-Date	1,119,384	1,128,006	1,130,539	1,147,889	1,148,196
Period-End Assets	1,952,978	1,901,774	1,978,404	1,908,336	1,960,294

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,689	$14,689	$14,689	$14,014	$14,014
Provision for Loan Losses, YTD	565	390	220	1,302	1,125
Loans Charged-off, YTD	(523)	(388)	(238)	(894)	(712)
Recoveries of Loans Previously Charged-off	189	129	74	267	202
Net Charge-offs, YTD	(334)	(259)	(164)	(627)	(510)
Allowance for Loan Losses, End of Period	$14,920	$14,820	$14,745	$14,689	$14,629

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,820	$14,745	$14,689	$14,629	$14,411
Provision for Loan Losses, QTD	175	170	220	177	375
Loans Charged-off, QTD	(135)	(150)	(238)	(182)	(217)
Recoveries of Loans Previously Charged-off	60	55	74	65	60
Net Charge-offs, QTD	(75)	(95)	(164)	(117)	(157)
Allowance for Loan Losses, End of Period	$14,920	$14,820	$14,745	$14,689	$14,629

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$4,265	$4,990	$4,296	$4,061	$3,713
Restructured	601	306	362	16	---
Loans Past due 90 Days or More
and Still Accruing Interest	826	555	93	810	244
Total Nonperforming Loans	5,692	5,851	4,751	4,887	3,957
Repossessed Assets	41	18	60	58	32
Other Real Estate Owned	281	13	---	---	---
Total Nonperforming Assets	$6,014	$5,882	$4,811	$4,945	$3,989

Asset Quality Ratios:
Allowance to Nonperforming Loans	262.14%	253.30%	310.36%	300.57%	369.69%
Allowance to Period-End Loans	1.33	1.32	1.30	1.28	1.27
Provision to Average Loans (Quarter)	0.06	0.06	0.08	0.06	0.13
Provision to Average Loans (YTD)	0.07	0.07	0.08	0.11	0.13
Net Charge-offs to Average Loans (Quarter)	0.03	0.03	0.06	0.04	0.05
Net Charge-offs to Average Loans (YTD)	0.04	0.05	0.06	0.06	0.06
Nonperforming Loans to Total Loans	0.51	0.52	0.42	0.43	0.34
Nonperforming Assets to Total Assets	0.31	0.31	0.24	0.26	0.20

Provision for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio.  Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.

In the third quarter of 2011, we made a provision for loan losses of $175 thousand following a provision of $170 thousand in the second quarter of 2011.    The third quarter 2011 provision was less than the $375 thousand provision for the third quarter of 2010, as our credit quality over the intervening period remained stable and in some respects improved.  Also in the 2011 third quarter, we experienced a decrease in net charge-offs compared to the third quarter of 2010.

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  Our process for determining the provision for loan losses is described in Note 5 beginning on page 15.

Risk Elements

Our nonperforming assets at September 30, 2011 amounted to $6.0 million, an increase of $1.1 million, or 21.6%, from the December 31, 2010 total.  The increase is primarily due to two nonaccrual residential real estate loans on which we do not currently expect to incur any losses.  At September 30, 2011, our ratio of nonperforming assets to total assets was .31%, well below the 3.21% ratio for our peer group at June 30, 2011.

The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines).

Loans Past Due 30-89 Days and Accruing Interest
	9/30/2011	12/31/2010	9/30/2010
Commercial Loans	$ 566	$ 968	$ 414
Commercial Real Estate Loans	144	400	1,504
Residential Real Estate Loans	1,140	2,033	1,250
Other Consumer Loans	3,670	4,967	4,646
Total delinquent loans	$5,520	$8,368	$7,814

At September 30, 2011, delinquent loans totaled $5.5 million, or 0.49% of loans then outstanding, a decrease of $2.8 million, or 34.0%, from the $8.4 million of delinquent loans at December 31, 2010. The year-end 2010 total, in turn, equaled .73% of loans then outstanding, and represented an increase of $554 thousand, or 7.1%, from the September 30, 2010 total of $7.8 million, which represented 0.68% of loans then outstanding.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio.  See the table of Credit Quality Indicators in Note 5 to the financial statements.  We consider all accruing commercial and commercial real estate loans classified as substandard (as reported in Note 4) to be potential problem loans.  The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State.  In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well.

As of September 30, 2011, we owned only three real estate properties acquired as a result of the foreclosure process. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.

In light of current developments, including signs of strengthening in the U.S. economy generally and in our own market area (albeit not in real estate markets), we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES

Stockholders' Equity:  Stockholders' equity increased by $16.4 million or 10.7%, during the first nine months of 2011, from $152.3 million to $168.6 million.  Components of the change in stockholders' equity over the nine-month period are presented in the Consolidated Statement of Changes in Stockholders' Equity, on page 5 of this Report and discussed in more detail under the heading “Increase in Stockholder Equity” on page 38.  As adjusted for the subsequent 3 percent stock dividend, the third quarter 2011 cash dividend was $.243 per share and at its October 2011 meeting the Board declared another $.25 cash dividend to be paid on December 15, 2011.

Stock Repurchase Program:  At its annual meeting in April 2011, the Board of Directors approved a 12-month stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow’s common stock over the ensuing one-year period in open market or privately negotiated transactions.  This program replaced a similar $5 million stock repurchase program approved one year earlier, in April 2010, of which amount approximately $3.1 million was used to make repurchases prior to replacement of the 2010 program with the 2011 program.  See Part II, Item 2 of this Report for further information on stock repurchases and repurchase programs.  Management may affect stock repurchases under the 2011 program from time-to-time in upcoming periods, to the extent that it believes the Company’s stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders.  At September 30, 2011,.$1.9 million remained under the 2011 program.

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

New Capital Standards to be Promulgated:  The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours.  These standards when adopted by regulators must be at least as strict (i.e., most establish minimum and target capital levels that are at least as high) as the preexisting regulatory capital standards for U.S. financial institutions or, if higher, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank.  The latter reference is generally understood as embracing the new, enhanced financial institution capital requirements that are currently being drafting and reviewed by the financial regulators for a consortium of the world’s most advanced nations, including the U.S., and are expected to be implemented, in whole or in part, by those nations.  These proposed new capital requirements, commonly known as Basel III, currently await final approval by the advanced nations (the Group of 20), but will be implemented by the participating nations, to the extend implemented, only over a relatively protracted time period.  The Basel III standards, if approved and included in the new U.S. bank capital standards, ultimately may require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important New Capital and Liquidity Standards” on page 51 of this Report.

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

Trust Preferred Securities Under Dodd-Frank:  In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement.  Under the Federal Reserve Board’s pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability.  Under the recently enacted Dodd-Frank Act, trust preferred securities generally will no longer qualify as Tier 1 or Tier 2 capital under the bank regulatory capital guidelines; however, TRUPs outstanding at the effective date of the Act (July 21, 2010) may continue to qualify as Tier 1 capital, until the redemption or maturity thereof, if the issuing bank holding company is, like Arrow, a relatively small company, having total assets of less than $15 billion on the effective date.  However, any new trust preferred securities issued after the effective date of Dodd-Frank, even by small bank holding companies, will no longer qualify as regulatory capital of the issuing financial institution.

As of September 30, 2011, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

Summary of Capital Ratios

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.10%	15.06%	16.31%
Glens Falls National Bank & Trust Co.	8.83	15.05	16.30
Saratoga National Bank & Trust Co.	9.25	13.68	14.93

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00

All capital ratios for our holding company and our subsidiary banks at September 30, 2011 were well above minimum capital standards for financial institutions.  Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

Stock Prices and Dividends

Our common stock is traded on NasdaqGS® - AROW.  The high and low stock prices for the past six quarters listed below represent actual sales transactions, as reported by NASDAQ.  On October 26, 2011, our Board of Directors declared the 2011 fourth quarter cash dividend of $.25 payable on December 15, 2011.

			Cash Dividends Declared
	Market Price
	Low	High
2010
First Quarter	$22.37	$26.12	$.236
Second Quarter	21.71	27.66	.236
Third Quarter	20.67	24.58	.236
Fourth Quarter	23.30	27.68	.243

2011
First Quarter	$21.93	$27.27	$.243
Second Quarter	22.36	24.50	.243
Third Quarter	21.60	24.32	.243
Fourth Quarter (dividend payable December 15, 2011)			.250

	Quarter Ended Sept 30,
	2011	2010
Cash Dividends Per Share	$.243	$.236
Diluted Earnings Per Share	.46	.48
Dividend Payout Ratio	52.83%	49.17%
Total Equity (in thousands)	$168,624	$153,457
Shares Issued and Outstanding (in thousands)	11,796	11,571
Book Value Per Share	$14.29	$13.26
Intangible Assets (in thousands)	$26,788	$17,209
Tangible Book Value Per Share	$12.02	$11.77

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

Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, cash deposits at other banks and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments.  We also maintain the ability to quickly pledge marketable investment securities and loans to standard institutional lenders to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $472.3 million at September 30, 2011, of which $383.0 million was pledged for various purposes.  Due to the volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value to provide needed liquidity. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion, to provide needed liquidity.

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

We participate in the Overnight Advance program with the FHLBNY, which allows for overnight advances up to the limit of pledged collateral, including mortgage-backed securities and loans.  The amount available for overnight advances amounted to $124.6 million at September 30, 2011.   During 2011, we used this facility for a short period.  The average balance of these overnight advances was $7.6 million for the third quarter of 2011.

The balance in other short-term borrowings at September 30, 2011 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York.

In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At September 30, 2011, the amount available under this facility was $241.9 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet any reasonably likely events or occurrences.

During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks.  In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates but rates that are still historically low for the maturities in question.  The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage.  As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances.  Because of Arrow’s favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

Important Capital and Liquidity Standards

In December, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital and liquidity requirements for banks (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the design for its new capital and liquidity standards.

In September 2010, the oversight body of the Basel Committee announced minimum capital ratios and transition periods providing:  (i) a new Tier 1 common equity standard requiring a minimum ratio of common equity to total risk-weighted assets of 4.5% (to be phased in by January 1, 2015), with common equity defined to include essentially only paid-in common stock amounts and retained earnings; (ii) an increased minimum Tier 1 capital ratio of 6.0%, up from 4.0% (to be phased in by January 1, 2015); (iii) an additional minimum capital buffer of Tier 1 common equity equal to 2.5% of total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019), which will bring the minimum Tier 1 common equity ratio to 7.0% and the minimum Tier 1 capital ratio to 8.5%), and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013).  The proposals also narrow the definition of capital, excluding instruments that no longer qualify as Tier 1 common equity as of January 1, 2013, and phasing out from the definition of capital certain other instruments, including TRUPs, over several years.

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

Many of the details of Basel III’s new minimum capital ratios will remain uncertain until the Committee’s proposals are ultimately reviewed and ratified by the Group of 20 finance ministers.  The final form of the liquidity measures is even more uncertain and subject to significant change in the rule promulgation process.

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

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2011 Compared With

Three Months Ended September 30, 2010

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Sep 2011	Sep 2010	Change	% Change
Net Income	$5,372	$5,575	$ (203)	(3.6)%
Diluted Earnings Per Share	.46	$.48	(0.02)	(4.2)
Return on Average Assets	1.11%	1.18%	(0.07)	(5.9)
Return on Average Equity	12.80%	14.39%	(1.59)	(11.0)

We reported earnings (net income) of $5.4 million for the third quarter of 2011, a decrease of $203 thousand, or 3.6%, from the third quarter of 2010.   Diluted earnings per share were $.46 and $.48 for the respective quarters.  Both quarters reflect net gains on securities transactions and the 2011 quarter reflects a pre-payment penalty of $1.6 million on $40 million of FHLB advances repaid during the quarter prior to maturity (see page 39).

The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Sep 2011	Sep 2010	Change	% Change
Interest and Dividend Income	$19,884	$21,829	$(1,945)	(8.9)%
Interest Expense	4,345	5,829	(1,484)	(25.5)
Net Interest Income	$15,539	$16,000	$ (461)	(2.9)

Tax-Equivalent Adjustment	$ 887	$832	$55	6.6

Average Earning Assets (1)	$1,798,781	$1,792,421	$ 6,360	0.4
Average Interest-Bearing Liabilities	1,487,923	1,485,639	2,284	0.2

Yield on Earning Assets (1)	4.39%	4.83%	(0.44)%	(9.1)
Cost of Interest-Bearing Liabilities	1.16	1.56	(0.40)	(25.6)
Net Interest Spread	3.23	3.27	(0.04)	(1.2)
Net Interest Margin	3.43	3.54	(0.11)	(3.1)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.54% to 3.43% from the third quarter of 2010 to the third quarter of 2011.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  Primarily as a result of this margin shrinkage, our net interest income for the just completed quarter, on a taxable equivalent basis, decreased $461 thousand, or 2.9%, from the third quarter of 2010.  In essence, a $6.4 million (or .2%) increase in average earning assets between the quarters was not enough to offset the negative impact of a quarter-to-quarter decrease of 3.1% in the net interest margin.  The impact of recent interest rate changes on our net interest margin and net interest income is discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $175 thousand and $375 thousand for the quarters ended September 30, 2011 and 2010, respectively.  The provision for loan losses is discussed above in this Report under the heading "Asset Quality" beginning on page 47.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Quarter Ended
	Sept 2011	Sept 2010	Change	% Change
Income From Fiduciary Activities	$1,550	$1,315	$ 235	17.9%
Fees for Other Services to Customers	2,092	2,021	71	3.5
Insurance Commissions	1,994	808	1,186	146.8
Net Gain on Securities Transactions	1,771	618	1,153	186.6
Net Gain on the Sale of Loans	219	472	(253)	(53.6)
Other Operating Income	255	71	184	259.2
Total Noninterest Income	$7,881	$5,305	$ 2,576	48.6

Total noninterest income in the just completed quarter was $7.9 million, an increase of $2.6 million, or 48.6%, from total noninterest income of $5.3 million for the third quarter of 2010.  We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities (where the increase was significant), fees for other services to customers (where the period-to-period increase was minor) and insurance commissions (where our income more than doubled between the periods).

For the just completed 2011 quarter, income from fiduciary activities increased $235 thousand, or 17.9%, from the comparable 2010 quarter.  The increase reflects a recovery in the dollar amount of assets under administration, which followed a general recovery in the U.S. stock markets, as well as the addition of new account relationships. At quarter-end 2011, the market value of assets under trust administration and investment management amounted to $925.7 thousand, essentially unchanged from the September 2010 quarter-end.  However, at the end of the third quarter of 2011, the U.S. stock markets experienced a sharp downturn.  A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.  Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $2.1 million for 2011, an increase of $71 thousand, or 3.5%, from the 2010 quarter.  The increase between the two periods in fees for other services to customers was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $571 thousand for 2010 to $625 thousand for 2011.  These two increases were offset, in part, by a decrease in fee income from service charges on deposit accounts.

Certain provisions of Dodd-Frank limit the amount of interchange fees that large banks may charge on customers’ debit card transactions.  Although these provisions do not directly apply to smaller community banks like ours, the law may indirectly restrict the ability of smaller banks to continue to charge their current interchange fees because of their need to compete on price with larger banks with respect to such fees.  Effective October 1, 2011 VISA announced debit interchange rates and related modifications to comply with new Debit Regulatory Requirements. This reduced rate structure is expected to result in a slight reduction in our fee income.  However, debit card usage by our customers continues to grow which is expected to partially offset the reduced rates. We do not believe that the new law’s limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.

Another recent change in banking law and regulation that may restrict the ability of banks to generate fee income is the change affecting overdraft practices, including fees.  On November 12, 2009, the Federal Reserve issued amendments to Regulation E implementing certain provisions in the Electronic Fund Transfer Act.  The new rules, which became effective on July 1, 2010, among other things, set limits on the ability of banks to provide deposit customers with overdraft protection on their deposit accounts, or to charge overdraft fees for covered overdrafts, without the customer’s consent.  However, unlike many of our competitors, we do not offer so-called “privilege”, “bounce” or similar automated overdraft protection programs of the sort that led to substantial increases in overdraft fee income at our competitor banks and provided the impetus for the new regulations.  In this area, too, we do not believe the new legal restrictions will adversely affect our fee income in upcoming periods.

Insurance commissions became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  During the past two years we have acquired several additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area.  On April 1, 2010, we acquired Loomis and LaPann, Inc., and on February 1, 2011, we acquired Upstate Agency, Inc., in each case retaining all key insurance agency personnel as well as insurance agency offices.  During the just completed quarter, on August 1, 2011, we completed the acquisition of W. Joseph McPhillips, Inc. and McPhillips‐Northern, Inc., property and casualty insurance agencies operating four offices in the Greater Glens Falls area.  All 20 employees of the McPhillips agencies will continue to operate the acquired businesses for us.  We expect that noninterest income from insurance commissions will continue to increase to approximately $2.0 million on a quarterly basis in upcoming periods as a result of our expansion of this line of business.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Quarter Ended
	Sep 2011	Sep 2010	Change	% Change
Salaries and Employee Benefits	$ 7,927	$ 7,120	$807	11.3%
Occupancy Expense of Premises, Net	956	876	80	9.1
Furniture and Equipment Expense	903	911	(8)	(0.9)
FDIC and FICO Assessments	260	486	(226)	(46.5)
Amortization	136	67	69	103.0
Prepayment Penalty on FHLB Advances	1,638	---	1,638	100.0
Other Operating Expense	2,783	2,646	137	5.2
Total Noninterest Expense	$14,603	$12,106	$2,497	20.6

Efficiency Ratio (see page 31)	59.26%	58.20%	1.05%	1.8

Noninterest expense for the third quarter of 2011 was $14.6 million, an increase of $2.5 million, or 20.6%, over the expense for the third quarter of 2010.  However, the 2011 quarter includes a $1.6 million prepayment penalty from our prepayment of $40 million of FHLB advances.  For the third quarter of 2011, our efficiency ratio was 59.26%.  This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency.  The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and the FHLB prepayment penalty) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses).  See the discussion on page 30 of this Report under the heading “Use of Non-GAAP Financial Measures.”  The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator, and thus tends to result in higher ratios than our definition.  Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense).  For the second quarter of 2011 (the most recent quarter for which peer group information is available), our peer group ratio was 69.84%, and our ratio (not adjusted) was 58.54%.

The financial results of Upstate, the insurance agency we acquired in the first quarter of 2011, are fully reflected in our financial results for the just completed quarter.  Our financial results for the quarter also reflect two months of operations of the McPhillips agencies, which we acquired on August 1, 2011.  The results for the prior year quarter, however, do not reflect any expense or income attributable to either Upstate or McPhillips.  All categories of noninterest expense, including amortization, experienced increases from the acquisition of the agencies except for FDIC and FICO assessments and the FHLB prepayment penalty.  Thus, both the company-wide $1.1 million increase in these noninterest expenses for the 2011 quarter, as well as the $1.2 million increase in insurance commission income for the quarter, discussed earlier, reflect expenses and income attributable to the recently acquired agencies.

Salaries and employee benefits expense increased by $807 thousand, or 11.3%, from the third quarter of 2010 to the third quarter of 2011.  All full-time equivalent employees of the recently acquired agencies continued employment with us after the acquisitions and the related expense is included in the 2011 expense total, but not the 2010 expense total.

Occupancy expense increased from the third quarter of 2010 to the third quarter of 2011.  The increase was primarily attributable to increases in net rental expense, including offices rented by the recently acquired agencies.  The increase in furniture and equipment expense was primarily attributable to data processing and equipment maintenance expenses.  Arrow’s banks and its subsidiaries sustained little or no physical damage due to tropical storm Irene in August 2011  allowing us to provide uninterrupted banking and financial services to our customers.

Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis.  In the completed quarter, we continued to pay the lowest possible rate.  Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits.  That resulted in a 52% decrease in our FDIC insurance assessment in the 2011 quarter (see page 37).

Other operating expense remained essentially unchanged from the third quarter of 2010.  This was the result of offsetting increases and decreases among a variety of operating categories.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Quarter Ended
	Sep 2011	Sep 2010	Change	% Change
Provision for Income Taxes	$2,383	$2,417	$ (34)	(1.4)%
Effective Tax Rate	30.7%	30.2%	0.50%	1.7

The provisions for federal and state income taxes amounted to $2.4 million for both the third quarter of 2011 and 2010, respectively.  The effective tax rate was similar for both periods, as well.

RESULTS OF OPERATIONS:

Nine Months Ended September 30, 2011 Compared With

Nine Months Ended September 30, 2010

Summary of Earnings Performance

(Dollars in Thousands, Except Per Share Amounts)

	Nine Months Ended
	Sep 2011	Sep 2010	Change	% Change
Net Income	$16,502	$16,704	$ (202)	(1.2)%
Diluted Earnings Per Share	$1.40	$1.43	(0.03)	(2.1)
Return on Average Assets	1.14%	1.20%	(0.06)%	(5.0)
Return on Average Equity	13.68%	15.00%	(1.32)%	(8.8)

[1] See “Use of Non-GAAP Financial Measures” on page 30.

We reported earnings (net income) of $16.5 million for the first nine months of 2011, down slightly from the first nine months of 2010.   Diluted earnings per share were $1.40 and $1.43 for the respective periods

The following narrative discusses the nine-month to nine-month changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income

Summary of Net Interest Income

(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Months Ended
	Sep 2011	Sep 2010	Change	% Change
Interest and Dividend Income	$61,206	$66,871	$(5,665)	(8.5)%
Interest Expense	14,657	17,792	(3,135)	(17.6)
Net Interest Income	$46,549	$49,079	$(2,530)	(5.2)

Tax-Equivalent Adjustment	$2,762	$2,545	$217	8.5

Average Earning Assets (1)	$1,835,370	$1,781,936	$ 53,434	3.0
Average Interest-Bearing Liabilities	1,531,047	1,490,415	40,632	2.7

Yield on Earning Assets (1)	4.46%	5.02%	(0.56)%	(11.2)
Cost of Interest-Bearing Liabilities	1.28	1.60	(0.32)	(20.0)
Net Interest Spread	3.18	3.42	(0.24)	(7.0)
Net Interest Margin	3.39	3.68	(0.29)	(7.9)

(1) Includes Nonaccrual Loans

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.68% to 3.39% between the first nine months of 2010 and the first nine months of 2011.  (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.)  Consistent with this margin decrease, net interest income for the just completed nine month period, on a taxable equivalent basis, decreased $2.5 million, or 5.2%, from the first nine months of 2010.

A $53.4 million increase in average earning assets between the periods was not enough to offset the shrinking of our net interest margin between the periods, as our yield on our earning assets decreased at a faster pace than the costs of our paying liabilities.  Our yield decrease was 24 basis points greater than the cost of funds decrease.  The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $565 thousand and $1.1 million for the nine-month periods ended September 30, 2011 and 2010, respectively.  The provision for loan losses is discussed above under the heading "Asset Quality" beginning on page 47.

Noninterest Income

Summary of Noninterest Income

(Dollars in Thousands)

	Nine Months Ended
	Sep 2011	Sep 2010	Change	% Change
Income From Fiduciary Activities	$4,622	$4,043	$ 579	14.3%
Fees for Other Services to Customers	6,065	5,874	191	3.3
Insurance Commissions	5,275	2,157	3,118	144.6
Net Gains on Securities Transactions	2,795	1,496	1,299	86.8
Net Gains on the Sale of Loans	437	527	(90)	(17.1)
Other Operating Income	535	254	281	110.6
Total Noninterest Income	$19,729	$14,351	$ 5,378	37.5

Total noninterest income in the just completed nine-month period was $19.7 million, an increase of $5.4 million, or 37.5%, from total noninterest income of $14.4 million for the first nine months of 2010.  The total for both the 2011 and 2010 periods included net gains on securities transactions of $2.8 million and $1.5 million, respectively.  However the additions of the Upstate and McPhillips insurance agencies in 2011 had the greatest impact on the increase in noninterest income.  Our insurance commissions increased by $3.1 million (or 145%) between the two comparative nine-month periods.

For the just completed 2011 period, income from fiduciary activities increased $579 thousand, or 14.3%, from the comparable 2010 period.  The increase reflected an increase in the average dollar amount of assets under administration, largely a result of the general rebound in the U.S. stock markets between the periods.  See our discussion in the quarterly analysis regarding the impact of market fluctuations over the past 12 months.  A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.  Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.

Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $6.1 million for the first nine months of 2011, an increase of $191 thousand, or 3.3%, from the 2010 first nine months total.  The increase between the two periods in fees for other services to customers was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $1.7 million for 2010 to $1.8 million for 2011.  Effective October 1, 2011 VISA announced debit interchange rates and related modifications to comply with new Debit Regulatory Requirements. This reduced rate structure is expected to result in a slight reduction in our fee income.  However, debit card usage by our customers continues to grow which is expected to partially offset the reduced rates. We do not believe that the new law’s limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods. These two increases were offset, in part, by a decrease in fee income from service charges on deposit accounts.  For a discussion on how recent changes in law and regulation may impact our fees for other services in upcoming periods, see the discussion under “Three Months Ended September 30, 2011, Compared with the Three Months Ended September 30, 2010 – Noninterest Income,” above, on page 54 of this Report.

For a discussion of our recent expansion of our insurance agency operations, see the section entitled “Three Months Ended September 30, 2011 Compared with the Three Months Ended September 30, 2010 – Noninterest Income” above, on page 54 of this Report.  We expect that noninterest income from insurance commissions will continue to increase to approximately $8.0 million on an annual basis as a result of our expansion of this line of business.

Noninterest Expense

Summary of Noninterest Expense

(Dollars in Thousands)

	Nine Months Ended
	Sep 2011	Sep 2010	Change	% Change
Salaries and Employee Benefits	$22,362	$20,775	$1,587	7.6%
Occupancy Expense of Premises, Net	2,896	2,641	255	9.7
Furniture and Equipment Expense	2,775	2,695	80	3.0
FDIC and FICO Assessments	1,040	1,472	(432)	(29.3)
Amortization of Intangible Assets	370	205	165	80.5
Prepayment Penalty on FHLB Advances	1,638	---	1,638	100.0
Other Operating Expense	8,012	7,860	152	1.9
Total Noninterest Expense	$39,093	$35,648	$3,445	9.7

Efficiency Ratio (see page 31)	58.42%	57.23%	1.19%	2.1

Noninterest expense for the first nine months of 2011 was $39.1 million, an increase of $3.4 million, or 9.7%, over the expense for the first nine months of 2010.  Included in the 2011 total is the $1.6 million prepayment penalty for prepaying $40 million of our FHLB advances, cited earlier.  For the first nine months of 2011, our efficiency ratio was 58.42%.  For a discussion of how we calculate the efficiency ratio, versus how the Federal Reserve calculates the efficiency ratio of banks, see the discussion under “Three Months Ended September 30, 2011, Compared with the Three Months Ended September 30, 2010 – Noninterest Expense,” above, on page 55 of this Report.  Our efficiency ratio for the 2011 nine-month period compared favorably to the second quarter 2011 efficiency ratio of our peer group as reported by the Federal Reserve “Peer Holding Company Performance Report.”

Salaries and employee benefits expense increased by $1.6 million, or 7.6%, from the first nine months of 2010 to the first nine months of 2011.  Some of this increase is attributable to the fact that all full-time equivalent employees of the insurance agencies we acquired in 2011 and 2010 continued employment with us after the acquisitions.

Occupancy expense increased from the first nine months of 2010 to the first nine months of 2011 by $255 thousand, or 9.7%.  The increase was primarily attributable to an increase in rental expense from the offices acquired with the insurance agencies.  The increase in furniture and equipment expense was 3.0% period over period, and was primarily attributable to equipment maintenance expenses.

Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis.  In the just completed period, we continued to pay the lowest possible rate.  Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits.  That resulted in a 52% decrease in our FDIC insurance assessment (see page 37).

Other operating expense for 2011 was essentially unchanged from the prior year nine-month period.

Income Taxes

Summary of Income Taxes

(Dollars in Thousands)

	Nine Months Ended
	Sep 2011	Sep 2010	Change	% Change
Provision for Income Taxes	$7,356	$7,408	$(52)	(0.7)%
Effective Tax Rate	30.8%	30.7%	.10%	(0.3)

The provisions for federal and state income taxes amounted to $7.4 million for both the first nine months of 2011 and 2010.  The effective tax rate was similar for both periods.

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

We occasionally are forced to make ad hoc adjustments to our model.  At quarter-end 2011, the targeted federal funds rate was a range of 0 to .25%.  This abnormally low short-term rate caused us to reevaluate our assumptions for the decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, because we cannot project the effect of a rate decrease below zero and prevailing rates for our liabilities, especially short-term deposits, are already very close to zero.  Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, as we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases.  We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question.  In practice, however, as discussed elsewhere in this report, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).

Applying the simulation model analysis as of September 30, 2011, a 200 basis point increase in interest rates demonstrated a .66% decrease in net interest income, and a 100 basis point decrease in long-term interest rates, adjusted as described above, demonstrated a .65% decrease in net interest income when compared with our base projection.  These amounts were well within our ALCO policy limits.  The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.

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

Item 4.

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information about purchases by Arrow of its own equity securities (i.e. Arrow’s common stock) during the three months ended September 30, 2011:

Third Quarter 2011 Calendar Month	(A) Total Number of Shares Purchased[1]	(B) Average Price Paid Per Share[1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[3]
July	28,807	$23.57	27,810	$2,337,990
August	22,989	23.21	20,600	1,859,290
September	21,084	23.23	---	1,859,290
Total	72,880	23.36	48,410

1Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options.  In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods:  July – DRIP market purchases (966 shares); August – DRIP market purchases (2,389 shares); September – DRIP market purchases (21,084 shares).

2Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which was the $5 million stock repurchase program authorized by the Board of Directors in April 2011 (the “2011 Repurchase Program”).  Column C amounts do not include shares purchased under the DRIP or upon exercise of outstanding stock options.

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

ARROW FINANCIAL CORPORATION

Registrant

Date: November 8, 2011	/s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: November 8, 2011	/s/Terry R. Goodemote
Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)