Form 10-Q/A
period 2011-09-30
ARROW FINANCIAL CORP
filed 2011-11-10
CIK 717538

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

file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2011
Common Stock, par value $1.00 per share	11,799,871

Purpose of Amendment

The Company is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the "Form 10-Q"), originally filed with the Securities and Exchange Commission ("SEC") on November 8, 2011, for the sole purpose of furnishing the eXtensible Business Reporting Language (XBRL) Interactive Data File as Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T. The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to technical difficulties. Pursuant to Rule 406T. the interactive data files on Exhibit 101 hereto are (1) deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and (2) deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (3) otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.

Exhibits

(a) Exhibits:

Exhibit 15 *	Awareness Letter
Exhibit 31.1 *	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 31.2 *	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
Exhibit 32 *	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101 **	XBRL Financials

  * - Previously filed

 ** - Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW FINANCIAL CORPORATION

   Registrant

Date: November 10, 2011	/s/Thomas L. Hoy
Thomas L. Hoy, Chairman, President and
Chief Executive Officer

Date: November 10, 2011	/s/Terry R. Goodemote
Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)