Form 10-Q
period 2012-03-31
ARROW FINANCIAL CORP
filed 2012-05-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common Stock, par value $1.00 per share	11,762,137

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2012	December 31, 2011	March 31, 2011
ASSETS
Cash and Due From Banks	$31,128	$29,598	$29,798
Interest-Bearing Deposits at Banks	106,380	14,138	47,205
Investment Securities:
Available-for-Sale	466,785	556,538	544,789
Held-to-Maturity (Approximate Fair Value of $207,779 at March 31, 2012, $159,059 at December 31, 2011 and $149,895 at March 31, 2011)	200,607	150,688	147,217
Other Investments	4,382	6,722	7,702
Loans	1,137,547	1,131,457	1,135,743
Allowance for Loan Losses	(15,053)	(15,003)	(14,745)
Net Loans	1,122,494	1,116,454	1,120,998
Premises and Equipment, Net	23,217	22,629	19,256
Other Real Estate and Repossessed Assets, Net	555	516	60
Goodwill	22,003	22,003	20,550
Other Intangible Assets, Net	4,650	4,749	4,350
Accrued Interest Receivable	6,380	6,082	7,132
Other Assets	31,788	32,567	29,347
Total Assets	$2,020,369	$1,962,684	$1,978,404
LIABILITIES
Noninterest-Bearing Deposits	$230,289	$232,038	$214,853
NOW Accounts	758,114	642,521	621,412
Savings Deposits	432,854	416,829	405,850
Time Deposits of $100,000 or More	115,161	123,668	122,157
Other Time Deposits	224,460	228,990	243,847
Total Deposits	1,760,878	1,644,046	1,608,119
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,652	26,293	57,762
Other Short-Term Borrowings	—	—	1,647
Federal Home Loan Bank Overnight Advances	—	42,000	—
Federal Home Loan Bank Term Advances	30,000	40,000	110,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	974	1,147	1,755
Other Liabilities	23,399	22,813	19,933
Total Liabilities	1,851,903	1,796,299	1,819,216
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,094,277 Shares Issued at March 31, 2012 and at December 31, 2011, and 15,625,512 Shares Issued at March 31, 2011)	16,094	16,094	15,626
Additional Paid-in Capital	208,808	207,600	193,733
Retained Earnings	26,291	23,947	27,020
Unallocated ESOP Shares (109,939 Shares at March 31, 2012, 117,502 shares at December 31, 2011, and 122,882 Shares at March 31, 2011)	(2,350)	(2,500)	(2,700)
Accumulated Other Comprehensive Loss	(6,872)	(6,695)	(5,439)
Treasury Stock, at Cost (4,223,687 Shares at March 31, 2012, 4,213,470 shares at December 31, 2011, and 4,101,039 shares at March 31, 2011)	(73,505)	(72,061)	(69,052)
Total Stockholders’ Equity	168,466	166,385	159,188
Total Liabilities and Stockholders’ Equity	$2,020,369	$1,962,684	$1,978,404

See Notes to Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three months Ended March 31,
	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,958	$15,015
Interest on Deposits at Banks	21	22
Interest and Dividends on Investment Securities:
Fully Taxable	2,638	3,350
Exempt from Federal Taxes	1,321	1,504
Total Interest and Dividend Income	17,938	19,891
INTEREST EXPENSE
NOW Accounts	1,059	1,331
Savings Deposits	357	503
Time Deposits of $100,000 or More	608	667
Other Time Deposits	1,146	1,352
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6	24
Federal Home Loan Bank Advances	197	1,316
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	159	144
Total Interest Expense	3,532	5,337
NET INTEREST INCOME	14,406	14,554
Provision for Loan Losses	280	220
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,126	14,334
NONINTEREST INCOME
Income From Fiduciary Activities	1,622	1,546
Fees for Other Services to Customers	1,960	1,915
Insurance Commissions	1,889	1,466
Net Gain on Securities Transactions	502	542
Net Gain on Sales of Loans	357	51
Other Operating Income	229	100
Total Noninterest Income	6,559	5,620
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,903	7,202
Occupancy Expenses, Net	2,024	1,918
FDIC Assessments	255	513
Other Operating Expense	2,964	2,686
Total Noninterest Expense	13,146	12,319
INCOME BEFORE PROVISION FOR INCOME TAXES	7,539	7,635
Provision for Income Taxes	2,251	2,354
NET INCOME	$5,288	$5,281
Average Shares Outstanding:
Basic	11,770	11,675
Diluted	11,794	11,698
Per Common Share:
Basic Earnings	$0.45	$0.45
Diluted Earnings	0.45	0.45

Share and Per Share Amounts have been restated for the September 2011 3% stock dividend.
See Notes to Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three months Ended March 31,
	2012	2011
Net Income	$5,288	$5,281
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Securities Holding Gains Arising During the Period	(98)	1,176
Reclassification Adjustment for Net Securities Gains Included in Net Income	(303)	(327)
Amortization of Net Retirement Plan Actuarial Loss	228	154
Accretion of Net Retirement Plan Prior Service Credit	(4)	(19)
Other Comprehensive (Loss) Income	(177)	984
Comprehensive Income	$5,111	$6,265

See Notes to Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	5,288	—	—	—	5,288
Other Comprehensive (Loss) Income	—	—	—	—	(177)	—	(177)
Cash Dividends Paid, $.25 per Share	—	—	(2,944)	—	—	—	(2,944)
Stock Options Exercised (52,502 Shares)	—	627	—	—	—	522	1,149
Shares Issued Under the Employee Stock Purchase Plan (4,542 Shares)	—	62	—	—	—	45	107
Shares Issued for Dividend Reinvestment Plans (19,032 Shares)	—	275	—	—	—	189	464
Stock-Based Compensation Expense	—	99	—	—	—	—	99
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (90,017 Shares)	—	—	—	—	—	(2,237)	(2,237)
Acquisition of Subsidiaries (3,724 Shares)	—	54	—	—	—	37	91
Allocation of ESOP Stock (7,563 Shares)	—	38	—	150	—	—	188
Balance at March 31, 2012	$16,094	$208,808	$26,291	$(2,350)	$(6,872)	$(73,505)	$168,466

Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259
Net Income	—	—	5,281	—	—	—	5,281
Other Comprehensive (Loss) Income	—	—	—	—	984	—	984
Cash Dividends Paid, $.243 per Share [1]	—	—	(2,838)	—	—	—	(2,838)
Stock Options Exercised (14,717 Shares)	—	183	—	—	—	131	314
Shares Issued Under the Employee Stock Purchase Plan (4,721 Shares)	—	74	—	—	—	41	115
Shares Issued for Dividend Reinvestment Plans (18,896 Shares)	—	281	—	—	—	169	450
Stock-Based Compensation Expense	—	82	—	—	—	—	82
Purchase of Treasury Stock (31,385 Shares)	—	—	—	—	—	(752)	(752)
Acquisition of Subsidiaries (129,447 Shares)	—	1,988	—	—	—	1,072	3,060
Allocation of ESOP Stock (9,414 Shares)	—	57	—	176	—	—	233
Balance at March 31, 2011	$15,626	$193,733	$27,020	$(2,700)	$(5,439)	$(69,052)	$159,188

1 Cash dividends paid per share have been adjusted for the September 2011 3% stock dividend.

See Notes to Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months Ended March 31,
Cash Flows from Operating Activities:	2012	2011
Net Income	$5,288	$5,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	280	220
Depreciation and Amortization	2,043	1,409
Allocation of ESOP Stock	188	233
Gains on the Sale of Securities Available-for-Sale	(502)	(542)
Loans Originated and Held-for-Sale	(10,469)	(12,838)
Proceeds from the Sale of Loans Held-for-Sale	10,630	21,867
Net Gains on the Sale of Loans	(357)	(51)
Net (Gains) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	30	—
Contributions to Pension Plans	(80)	(98)
Deferred Income Tax Expense	(288)	(40)
Stock-Based Compensation Expense	99	82
Net (Increase) Decrease in Other Assets	1,064	146
Net Increase (Decrease) in Other Liabilities	659	1,860
Net Cash Provided By (Used In) Operating Activities	8,585	17,529
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	10,851	10,503
Proceeds from the Maturities and Calls of Securities Available-for-Sale	77,782	48,674
Purchases of Securities Available-for-Sale	(288)	(85,355)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	8,987	12,648
Purchases of Securities Held-to-Maturity	(59,043)	—
Net (Increase) Decrease in Loans	(6,355)	486
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	230	135
Purchase of Premises and Equipment	(1,025)	(801)
Cash Paid for Subsidiaries	(75)	(3,561)
Net Decrease in Other Investments	2,340	900
Purchase of Bank Owned Life Insurance	—	(12,833)
Net Cash Provided By (Used In) Investing Activities	33,404	(29,204)
Cash Flows from Financing Activities:
Net Increase in Deposits	116,832	74,115
Net Increase (Decrease) in Short-Term Borrowings	(51,641)	6,195
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(20,000)
Purchase of Treasury Stock	(2,237)	(752)
Stock Options Exercised	1,149	314
Shares Issued Under the Employee Stock Purchase Plan	107	115
Tax Benefit from Exercise of Stock Options	53	—
Treasury Shares Issued for Dividend Reinvestment Plans	464	450
Cash Dividends Paid	(2,944)	(2,838)
Net Cash Provided By (Used In) Financing Activities	51,783	57,599
Net Increase in Cash and Cash Equivalents	93,772	45,924
Cash and Cash Equivalents at Beginning of Period	43,736	31,079
Cash and Cash Equivalents at End of Period	$137,508	$77,003

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$3,704	$5,534
Income Taxes	191	321
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	232	137
Shares Issued for Acquisition of Subsidiary	91	3,060
Fair Value of Assets from Acquisition of Subsidiary	—	7,688
Fair Value of Liabilities from Acquisition of Subsidiary	—	1,067

# 7

See Notes to Consolidated Financial Statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2012, December 31, 2011 and March 31, 2011; the results of operations for three-month periods ended March 31, 2012 and 2011; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011; the changes in stockholders' equity for the three-month periods ended March 31, 2012 and 2011; and the cash flows for the three-month periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2011, included in Arrow's 2011 Form 10-K.

Note 2.    INVESTMENT SECURITIES (In Thousands)

A summary of the amortized costs and the approximate fair values of securities at March 31, 2012, December 31, 2011 and March 31, 2011 is presented below.  Amortized cost is reported net of other-than-temporary impairment charges.

Securities Available-for-Sale

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2012
U.S. Agency Obligations	$65,303	$65,660	$357	$—
State and Municipal Obligations	43,186	43,482	308	12
Collateralized Mortgage Obligations - Residential	125,109	129,713	4,756	152
Mortgage-Backed Securities - Residential	220,185	225,669	5,484	—
Corporate and Other Debt Securities	1,028	828	—	200
Mutual Funds and Equity Securities	1,365	1,433	74	6
Total Securities Available-for-Sale	$456,176	$466,785	$10,979	$370

December 31, 2011
U.S. Agency Obligations	$116,055	$116,393	$342	$4
State and Municipal Obligations	44,712	44,999	305	18
Collateralized Mortgage Obligations - Residential	144,362	149,669	5,526	219
Mortgage-Backed Securities - Residential	237,756	243,043	5,287	—
Corporate and Other Debt Securities	1,015	1,015	—	—
Mutual Funds and Equity Securities	1,365	1,419	69	15
Total Securities Available-for-Sale	$545,265	$556,538	$11,529	$256

March 31, 2011
U.S. Agency Obligations	$105,252	$105,291	$126	$87
State and Municipal Obligations	98,546	98,648	113	11
Collateralized Mortgage Obligations - Residential	143,039	149,753	7,219	505
Mortgage-Backed Securities - Residential	187,465	188,217	2,471	1,719
Corporate and Other Debt Securities	1,509	1,487	—	22
Mutual Funds and Equity Securities	1,354	1,393	66	27
Total Securities Available-for-Sale	$537,165	$544,789	$9,995	$2,371

Securities Held-to-Maturity:

# 8

	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
March 31, 2012
State and Municipal Obligations	$159,790	$167,109	$7,415	$96
Mortgage-Backed Securities - Residential	39,817	39,670	17	164
Corporate and Other Debt Securities	1,000	1,000	—	—
Total Securities Held-to-Maturity	$200,607	$207,779	$7,432	$260

December 31, 2011
State and Municipal Obligations	$149,688	$158,059	$8,378	$7
Corporate and Other Debt Securities	1,000	1,000	—	—
Total Securities Held-to-Maturity	$150,688	$159,059	$8,378	$7

March 31, 2011
State and Municipal Obligations	$146,217	$148,895	$2,839	$161
Corporate and Other Debt Securities	1,000	1,000	—	—
Total Securities Held-to-Maturity	$147,217	$149,895	$2,839	$161

As reported in the Consolidated Balance Sheets, Other Investments include Federal Home Loan Bank of New York (“FHLBNY”) and Federal Reserve Bank (“FRB”) stock, which are reported at cost.  FHLBNY and FRB stock are restricted investment securities and amounted to $3,351 and $1,031 at March 31, 2012, respectively, $5,691 and $1,031 at December 31, 2011, respectively and $6,843 and $859 at March 31, 2011, respectively.  The required level of FHLBNY stock is based on the amount of FHLBNY borrowings and is pledged to secure those borrowings.   While some Federal Home Loan Banks have stopped paying dividends and repurchasing stock upon reductions in debt levels, the FHLBNY continues to pay dividends and repurchase its stock.  Accordingly, we have not recognized any impairment on our holdings of FHLBNY common stock.  However, the FHLBNY has reported impairment issues among its holdings of mortgage-backed securities.

A summary of the maturities of securities as of March 31, 2012 is presented in the following table.  Mutual funds and equity securities, which have no stated maturity, are not included in the table.  Collateralized mortgage obligations and other mortgage-backed-securities are included in the schedule based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

Debt Securities:	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within One Year:
U.S. Agency Obligations	$25,291	$25,326	$—	$—
State and Municipal Obligations	10,069	10,085	14,712	14,842
Collateralized Mortgage Obligations - Residential	6,557	6,701	—	—
Mortgage-Backed Securities - Residential	1,789	1,842	—	—
Total	43,706	43,954	14,712	14,842
From 1 - 5 Years:
U.S. Agency Obligations	40,012	40,334	—	—
State and Municipal Obligations	29,596	29,828	73,414	75,093
Collateralized Mortgage Obligations - Residential	102,520	105,944	—	—
Mortgage-Backed Securities - Residential	198,816	203,183	37,754	37,629
Corporate and Other Debt Securities	28	28	—	—
Total	370,972	379,317	111,168	112,722
From 5 - 10 Years:
State and Municipal Obligations	1,019	1,067	65,382	70,531
Collateralized Mortgage Obligations - Residential	16,032	17,068	—	—
Mortgage-Backed Securities - Residential	19,580	20,644	2,063	2,041
Total	36,631	38,779	67,445	72,572
Over 10 Years:
State and Municipal Obligations	2,502	2,502	6,282	6,643
Corporate and Other Debt Securities	1,000	800	1,000	1,000
Total	3,502	3,302	7,282	7,643
Total Debt Securities	$454,811	$465,352	$200,607	$207,779

# 9

The fair value of securities pledged to secure repurchase agreements amounted to $16,652, $26,293 and $57,762 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  The fair value of securities pledged to secure public and trust deposits and for other purposes totaled $503,910, $415,542 and $452,417 at March 31, 2012, December 31, 2011 and March 31, 2011, respectively.  Other mortgage-backed securities at March 31, 2012, December 31, 2011 and March 31, 2011 included $695, $873 and $1,325, respectively, of loans previously securitized by Arrow, which it continues to service.

Information on temporarily impaired securities at March 31, 2012, December 31, 2011 and March 31, 2011, segregated according to the length of time such securities had been in a continuous unrealized loss position, is summarized as follows:

March 31, 2012	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State & Municipal Obligations	$2,831	$12	$—	$—	$2,831	$12
Collateralized Mortgage Obligations - Residential	14,205	152	—	—	14,205	152
Corporate and Other Debt Securities	800	200	—	—	800	200
Mutual Funds and Equity Securities	39	6	—	—	39	6
Total Securities Available-for-Sale	$17,875	$370	$—	$—	$17,875	$370
Held-to-Maturity Portfolio
State & Municipal Obligations	$11,719	$96	$—	$—	$11,719	$96
Mortgage-Backed Securities - Residential	33,704	164	—	—	33,704	164
Total Securities Held-to-Maturity	$45,423	$260	$—	$—	$45,423	$260

The table above for March 31, 2012 consists of 63 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to March 31, 2012, there were no securities downgraded below investment grade.
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

December 31, 2011	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$25,956	$4	$—	$—	$25,956	$4
State & Municipal Obligations	4,505	18	—	—	4,505	18
Collateralized Mortgage Obligations - Residential	9,857	204	5,715	15	15,572	219
Mutual Funds and Equity Securities	—	—	78	15	78	15
Total Securities Available-for-Sale	$40,318	$226	$5,793	$30	$46,111	$256
Held-to-Maturity Portfolio
State & Municipal Obligations	$510	$7	$—	$—	$510	$7

The table above for December 31, 2011 consists of 27 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2011, there were no securities downgraded below investment grade.
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

# 10

we do not currently intend to sell any of our temporarily impaired securities, and because it is not more likely-than-not we would be required to sell the securities prior to recovery, the impairment is considered temporary.

March 31, 2011	Less than 12 Months		12 Months or Longer		Total
Available-for-Sale Portfolio:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency Securities	$52,909	$87	$—	$—	$52,909	$87
State & Municipal Obligations	6,481	11	—	—	6,481	11
Collateralized Mortgage Obligations - Residential	24,335	503	1,069	2	25,404	505
Mortgage-Backed Securities - Residential	96,520	1,688	5,410	31	101,930	1,719
Corporate & Other Debt Securities	—	—	309	22	309	22
Mutual Funds and Equity Securities	—	—	1,115	27	1,115	27
Total Securities Available-for-Sale	$180,245	$2,289	$7,903	$82	$188,148	$2,371
Held-to-Maturity Portfolio
State & Municipal Obligations	$—	$—	$10,167	$161	$10,167	$161

The table above for March 31, 2011 consists of 93 securities where the current fair value is less than the related amortized cost.  These unrealized losses do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities are all rated AAA.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, third party credit analysis shows no deterioration in the credit worthiness of the municipalities.  Corporate and other debt securities consist of one private placement trust preferred, and one trust preferred pool.  The private placement trust preferred is rated AAA by Standard & Poor’s; the trust preferred pool is rated investment grade, with the privately issued securities securing the note performing.  Subsequent to March 31, 2011, there were no securities downgraded below investment grade.
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

# 11

Note 3.    LOANS (In Thousands)

Loan balances outstanding as of March 31, 2012, December 31, 2011 and March 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011	March 31, 2011
Commercial	$102,153	$99,791	$97,391
Commercial real estate:
Commercial real estate - construction	10,814	11,083	7,284
Commercial real estate - other	234,317	232,149	232,875
Consumer:
Consumer – other	6,470	6,318	6,156
Consumer – automobile	328,676	322,375	324,500
Residential – prime	455,117	459,741	467,537
Total	$1,137,547	$1,131,457	$1,135,743
Supplemental Information:
Loans held for sale at period-end, included in the above balances	$1,089	$893	$1,316

Credit Quality Indicators
The following table provides information about loan credit quality at March 31, 2012, December 31, 2011 and March 31, 2011:

Credit Quality Indicators
As of March 31, 2012
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$95,385	$8,969	$213,429
Special Mention	2,066	—	2,545
Substandard	4,702	1,845	18,343
Doubtful	—	—	—
Total	$102,153	$10,814	$234,317
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer-Other	Consumer-Automobile	Residential-Prime
Performing	$6,455	$328,176	$452,004
Nonperforming	15	500	3,113
Total	$6,470	$328,676	$455,117

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

# 12

Credit Quality Indicators
As of March 31, 2011
Commercial Credit Exposure
Credit Risk Profile by Creditworthiness Category
		Commercial Real	Commercial Real
Indicator	Commercial	Estate - Construction	Estate - Other
Satisfactory	$90,570	$5,577	$204,994
Special Mention	3,557	—	7,265
Substandard	3,264	1,707	20,616
Doubtful	—	—	—
Total	$97,391	$7,284	$232,875
Consumer Credit Exposure
Credit Risk Profile Based on Payment Activity
	Consumer-Other	Consumer-Automobile	Residential-Prime
Performing	$6,102	$324,500	$464,843
Nonperforming	54	—	2,694
Total	$6,156	$324,500	$467,537

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

# 13

Age Analysis of Past Due Loans
As of March 31, 2012
	30-59	60-89	90 Days
	Days	Days	Or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$368	$44	$9	$421	$101,732	$102,153
Commercial Real Estate:
Commercial Real Estate – construction	—	—	—	—	10,814	10,814
Commercial Real Estate – other	427	117	1,073	1,617	232,700	234,317
Consumer:
Consumer-other	21	20	15	56	6,414	6,470
Consumer-automobile	1,930	256	158	2,344	326,332	328,676
Residential - Real Estate	1,089	943	2,704	4,736	450,381	455,117
Total	$3,835	$1,380	$3,959	$9,174	$1,128,373	$1,137,547

Age Analysis of Past Due Loans
As of December 31, 2011
	30-59	60-89	90 Days
	Days	Days	Or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$538	$197	$17	$752	$99,039	$99,791
Commercial Real Estate:
Commercial Real Estate – construction	—	—	—	—	11,083	11,083
Commercial Real Estate – other	284	—	1,825	2,109	230,040	232,149
Consumer:
Consumer-other	75	12	6	93	6,225	6,318
Consumer-automobile	3,512	670	314	4,496	317,879	322,375
Residential - Real Estate	1,544	226	3,056	4,826	454,915	459,741
Total	$5,953	$1,105	$5,218	$12,276	$1,119,181	$1,131,457

Age Analysis of Past Due Loans
As of March 31, 2011
	30-59	60-89	90 Days
	Days	Days	Or More	Total		Total
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Commercial	$406	$478	$91	$975	$96,416	$97,391
Commercial Real Estate:
Commercial Real Estate – construction	—	—	—	—	7,284	7,284
Commercial Real Estate – other	1,436	403	59	1,898	230,977	232,875
Consumer:
Consumer-other	36	6	33	75	6,081	6,156
Consumer-automobile	2,878	671	377	3,926	320,574	324,500
Residential - Real Estate	1,233	559	2,593	4,385	463,152	467,537
Total	$5,989	$2,117	$3,153	$11,259	$1,124,484	$1,135,743

# 14

Nonaccrual Loans and Loans Past Due 90 or More Days and Still Accruing Interest

The following table presents information concerning loans on nonaccrual status and loans past due 90 or more days and still accruing interest as of March 31, 2012, December 31, 2011 and March 31, 2011:

Loans on Nonaccrual Status and Past Due 90 or More Days and Still Accruing Interest

	As of March 31, 2012		As of December 31, 2011		As of March 31, 2011
		90 Days		90 Days		90 Days
		or More		or More		or More
	Nonaccrual	Past Due	Nonaccrual	Past Due	Nonaccrual	Past Due
Commercial	$35	$9	$6	$17	$105	$—
Commercial real estate:
Commercial real estate - construction	—	—	—	—	—	—
Commercial real estate - other	1,925	—	1,503	684	1,180	—
Consumer:
Consumer – other	15	—	6	—	11	22
Consumer – automobile	500	—	431	56	377	—
Residential - Real Estate	3,001	112	2,582	905	2,623	71
Total nonaccrual loans and loans past due 90 or more days and still accruing interest	$5,476	$121	$4,528	$1,662	$4,296	$93
Interest income on nonaccrual loans:
Gross income that would have been earned under original terms	$88		$311		$69
Interest included in income	10		99		31

Impaired Loans

At March 31, 2012, all impaired loans were evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at March 31, 2012, December 31, 2011 and March 31, 2011. Interest income recognized in the table below, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 15

Impaired Loans
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
As of March 31, 2012
With no related allowance recorded:
Commercial	$62	$62	$—
Commercial real estate	1,454	1,621	—
Automobile	240	240	—
Residential real estate	2,108	2,108	—
Total	$3,864	$4,031	$—

As of December 31, 2011
With no related allowance recorded:
Commercial	$66	$66	$—
Commercial real estate	1,953	1,953	—
Automobile	268	268	—
Residential real estate	2,108	2,108	—
Total	$4,395	$4,395	$—

As of March 31, 2011
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial real estate	998	998	—
Consumer - other	—	—	—
Automobile	—	—	—
Residential real estate	1,779	1,779	—
Total	$2,777	$2,777	$—

Impaired Loans
As of and for the Three-Month Periods March 31, 2012 and 2011

	Average	Interest	Cash
	Recorded	Income	Basis
	Investment	Recognized	Interest
2012
With no related allowance recorded:
Commercial	$65	$2	$—
Commercial real estate	1,584	38	38
Automobile	172	2	—
Residential real estate	2,108	1	—
Total	$3,929	$43	$38

2011
With no related allowance recorded:
Commercial	$—	$—	$—
Commercial real estate	998	998	—
Consumer - other	—	—	—
Automobile	—	—	—
Residential real estate	1,779	1,779	23
Total	$2,777	$2,777	$23

# 16

Allowance for Loan Losses

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans and losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.
We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment, while we evaluate the remainder of the portfolio on a pooled basis as described below.

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

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.  During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and is the only category of loans that has a history of losses that lends itself to a trend analysis.  We have had only two small losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis.  Our net charge-offs for the past five years have been at or near historical lows for our Company.  Annualized net charge-offs have ranged from .04% to .09% of average loans during this period.

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of future economic conditions within our market area.  The unallocated portion of the allowance was $1.075 million, or 7.1% of the total allowance for loan losses, at March 31, 2012 and $1.119 million, or 7.6% of the total allowance for loan losses, at March 31, 2011.

# 17

The following summarizes the changes in the allowance for credit losses during the years and the period-end recorded investment in loans for the three-month periods ended March 31, 2012 and 2011:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total

Balance
January 1, 2012	$1,808	$589	$3,644	$350	$4,469	$3,065	$1,078	$15,003
Charge-offs	(5)	—	(167)	(19)	(106)	—	—	(297)
Recoveries	2	—	—	6	59	—	—	67
Provision	125	72	149	(3)	47	(107)	(3)	280
Balance
March 31, 2012	$1,930	$661	$3,626	$334	$4,469	$2,958	$1,075	$15,053

Balance
January 1, 2011	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(50)	—	—	(4)	(184)	—	—	(238)
Recoveries	1	—	—	5	68	—	—	74
Provision	(512)	(1)	1,321	(15)	(158)	(261)	(154)	220
Balance
March 31, 2011	$1,476	$134	$4,314	$314	$4,486	$2,902	$1,119	$14,745

The following tables presents information on loans and allowance for loan losses collectively and individually evaluated for impairment:

# 18

Loans and Allowance for Loan Losses Individually and Collectively Evaluated for Impairment
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2012
Loans:
Ending loan balance: Individually evaluated for impairment	$62	$—	$1,454	$—	$240	$2,108	$3,864
Ending loan balance: Collectively evaluated for impairment	102,091	10,814	232,863	6,470	328,436	453,009	1,133,683
Ending loan balance	$102,153	$10,814	$234,317	$6,470	$328,676	$455,117	$1,137,547
Allowance for Loan Losses:
Ending balance: Collectively evaluated for impairment	$1,552	$661	$4,004	$334	$4,469	$2,958	$13,978
December 31, 2011
Loans:
Ending loan balance: Individually evaluated for impairment	$66	$—	$1,953	$—	$268	$2,108	$4,395
Ending loan balance: Collectively evaluated for impairment	99,725	11,083	230,196	6,318	322,107	457,633	1,127,062
Ending loan balance	$99,791	$11,083	$232,149	$6,318	$322,375	$459,741	$1,131,457
Allowance for Loan Losses:
Ending balance: Collectively evaluated for impairment	$2,285	$589	$3,167	$350	$4,469	$3,065	$13,925
March 31, 2011
Loans:
Ending loan balance: Individually evaluated for impairment	$—	$—	$998	$—	$—	$1,779	$2,777
Ending loan balance: Collectively evaluated for impairment	97,391	7,284	231,877	6,156	324,500	465,758	1,132,966
Ending loan balance	$97,391	$7,284	$232,875	$6,156	$324,500	$467,537	$1,135,743
Allowance for Loan Losses:
Ending balance: Collectively evaluated for impairment	$1,476	$134	$4,314	$314	$4,486	$2,902	$13,626

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. No loans modified during the preceding twelve months subsequently defaulted as of March 31, 2012. The following table presents information on loans that were modified during 2012:

Loans Modified in Trouble Debt Restructurings During 2012
For the Three-Month Period Ending March 31, 2012

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Automobile	5	$44	$44

There were no subsequent defaults on loans modified in trouble debt restructurings during 2012.

# 19

Note 4.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three months ended March 31, 2012 and 2011 :

		Tax
	Before-Tax	(Expense)	Net-of-Tax
Three Months Ending March 31,	Amount	Benefit	Amount
2012
Unrealized Securities Holding Gains Arising During the Period	$(162)	$64	$(98)
Reclassification Adjustment for Net Securities Gains Included in Net Income	(502)	199	(303)
Amortization of Net Retirement Plan Actuarial Loss	378	(150)	228
Accretion of Net Retirement Plan Prior Service Credit	(7)	3	(4)
Other Comprehensive Loss	$(293)	$116	$(177)

2011
Unrealized Securities Holding Gains Arising During the Period	$1,948	$(772)	$1,176
Reclassification Adjustment for Net Securities Gains Included in Net Income	(542)	215	(327)
Amortization of Net Retirement Plan Actuarial Loss	255	(101)	154
Accretion of Net Retirement Plan Prior Service Credit	(31)	12	(19)
Other Comprehensive Income	$1,630	$(646)	$984

The following table presents the components, net of tax, of accumulated other comprehensive loss as of:

	March 31, 2012	December 31, 2011	March 31, 2011
Retirement Plan Net Loss	$(13,481)	$(13,709)	$(10,629)
Retirement Plan Prior Service Credit	202	206	586
Net Unrealized Securities Holding Gains	6,407	6,808	4,604
Total Accumulated Other Comprehensive Loss	$(6,872)	$(6,695)	$(5,439)

Note 5.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for three-month periods ended March 31, 2012 and 2011.  All share and per share amounts have been adjusted for the 2011 3% stock dividend.

	Net Income (Numerator)	Weighted-Average Shares (Denominator)	Per Share Amount
For the Three Months Ended March 31, 2012:
Basic EPS	$5,288	11,770	$0.45
Dilutive Effect of Stock Options	—	24
Diluted EPS	$5,288	11,794	$0.45
For the Three Months Ended March 31, 2011:
Basic EPS	$5,281	11,675	$0.45
Dilutive Effect of Stock Options	—	23
Diluted EPS	$5,281	11,698	$0.45

# 20

Note 6.    RETIREMENT PLANS (Dollars in Thousands)

The following table provides the components of net periodic benefit costs for the three months ended March 31:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Service Cost	$359	$320	$45	$40
Interest Cost	455	479	88	115
Expected Return on Plan Assets	(755)	(644)	—	—
Amortization (Accretion) of Prior Service Cost (Credit)	21	(3)	(28)	(29)
Amortization of Net Loss	345	232	33	24
Net Periodic Benefit Cost	$425	$384	$138	$150

We contributed $5.0 million to our qualified pension plan in 2011 and, although not required, expect to contribute in the range of $1 to $3 million during 2012 subject to changes in market conditions. The expected 2012 contribution for the nonqualified plan is $321. Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year. The expected contribution is estimated to be $483 for 2012.

Note 7.    STOCK BASED COMPENSATION PLANS

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarters of 2012 and 2011 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period.

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended March 31, 2012 and 2011:

	2012	2011

Amount Expensed During the Quarter	$99	$82

Grants were issued during 2012 and 2011. The following table presents information on the grants (restated for the 3% September 2011 stock dividend):

Grants issued:	2012	2011
Shares Granted	74,300	76,887
Fair Value of Options Granted	$6.13	$6.24
Assumptions:
Dividend Yield	3.93%	4.00%
Expected Volatility	37.4%	36.5%
Risk Free Interest Rate	1.22%	2.54%
Expected Lives (in years)	6.46	6.40

A summary of the status of Arrow’s stock option plans as of March 31, 2012 and changes during the period then ended is presented below.

Options:	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	473,435	$22.90
Granted	74,300	25.42
Exercised	(52,502)	21.89
Forfeited	(7,229)	24.03
Outstanding at March 31, 2012	488,004	23.38
Exercisable at March 31, 2012	300,532	22.80
Expected to Vest	187,472	24.30

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 21

Note 8.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES
(In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011:

	03/31/2012	12/31/2011	03/31/2011

Standby Letters of Credit	$11,641	$11,641	$8,221

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

For letters of credit, the amount of the collateral obtained, if any, is based on management's credit evaluation of the counter-party, most of which will expire within one year and some of which were not collateralized. All standby letters of credit were for private borrowing arrangements. The fair value of Arrow's standby letters of credit at March 31, 2012, December 31, 2011 and March 31, 2011 was insignificant.

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2012, December 31, 2011 and March 31, 2011 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

# 22

		Fair Value Measurements at Reporting Date Using:
Description	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$65,660	$—	$65,660	$—
State and Municipal Obligations	43,482	—	43,482	—
Collateralized Mortgage Obligations - Residential	129,713	—	129,713	—
Mortgage-Backed Securities - Residential	225,669	—	225,669	—
Corporate and Other Debt Securities	828	—	828	—
Mutual Funds and Equity Securities	1,433	281	1,152	—
Total Securities Available-for-Sale	$466,785	$281	$466,504	$—
December 31, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$116,393	$—	$116,393	$—
State and Municipal Obligations	44,999	—	44,999	—
Collateralized Mortgage Obligations - Residential	149,669	—	149,669	—
Mortgage-Backed Securities - Residential	243,043	—	243,043	—
Corporate and Other Debt Securities	1,015	—	1,015	—
Mutual Funds and Equity Securities	1,419	257	1,162	—
Total Securities Available-for Sale	$556,538	$257	$556,281	$—
March 31, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$105,291	$—	$105,291	$—
State and Municipal Obligations	98,648	—	98,648	—
Collateralized Mortgage Obligations - Residential	149,753	—	149,753	—
Mortgage-Backed Securities - Residential	188,217	—	188,217	—
Corporate and Other Debt Securities	1,487	—	1,179	308
Mutual Funds and Equity Securities	1,393	430	963	—
Total Securities Available-for Sale	$544,789	$430	$544,051	$308

The fair value of level 1 securities available-for-sale are based on unadjusted, quoted market prices from exchanges in active markets. The fair value of level 2 securities available-for-sale are based on an independent bond and equity pricing service for identical assets or significantly similar securities and an independent equity pricing service for equity securities not actively traded.  The pricing services use a variety of techniques to arrive at fair value including market maker bids, quotes and pricing models.  Inputs to the pricing models include recent trades, benchmark interest rates, spreads and actual and projected cash flows.

The fair value of level 3 securities available-for-sale at March 31, 2011, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

During 2011, we held one security where the fair value was measured using significant unobservable inputs. That security was paid in full during the fourth quarter of 2011. The following table is a reconciliation of the beginning and ending balances for 2011 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

2011
Beginning Balance, January 1, 2011	$283
Total net gains (realized/unrealized) included in other comprehensive income	25
Ending Balance, March 31, 2011	$308

# 23

There was no other-than-temporary impairment of the assets in the table above during 2012 or 2011.  The only assets or liabilities that Arrow measured at fair value on a nonrecurring basis on March 31, 2012, December 31, 2011 and March 31, 2011 were other real estate owned and collateral dependent impaired loans:

		Fair Value Measurements Using:
Nonrecurring Fair Value Measurements	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
March 31, 2012:
Collateral Dependent Impaired Loans	$486	$—	$486	$—	$(167)
Other Real Estate Owned and Repossessed Assets	555	—	555	—	—
December 31, 2011:
Other Real Estate Owned and Repossessed Assets	516	—	516	—	—
March 31, 2011:
Other Real Estate Owned and Repossessed Assets	60	—	60	—	—

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at March 31, 2012, December 31, 2011 and March 31, 2011.

The following table presents a summary of the fair value hierarchy, the carrying amount and fair value of Arrow’s financial instruments not carried at fair value or an amount approximating fair value:

		March 31, 2012		December 31, 2011		March 31, 2011
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and Due from Banks	1	$31,128	$31,128	$29,598	$29,598	$29,798	$29,798
Interest-Bearing Deposits at Banks	1	106,380	106,380	14,138	14,138	47,205	47,205
Securities Available-for-Sale	1,2,3	466,785	466,785	556,538	556,538	544,789	544,789
Securities Held-to-Maturity	2	200,607	207,779	150,688	159,059	147,217	149,895
Other Investments	1	4,382	4,382	6,722	6,722	7,702	7,702
Net Loans	3	1,122,494	1,147,014	1,116,454	1,141,310	1,120,998	1,142,022
Non-Maturity Deposits	1	1,421,257	1,421,257	1,291,388	1,291,388	1,242,115	1,242,115
Time Deposits	2	339,621	345,001	352,658	359,461	366,004	373,928
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	1	16,652	16,652	26,293	26,293	57,762	57,762
FHLBNY Advances	2	30,000	31,310	82,000	83,553	110,000	113,202
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	2	20,000	20,000	20,000	20,000	20,000	20,000
Accrued Interest Receivable	1	6,380	6,380	6,082	6,082	7,132	7,132
Accrued Interest Payable	1	974	974	1,147	1,147	1,755	1,755

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

# 24

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 7, 2012

# 25

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2012

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); three property and casualty insurance agencies: Loomis & LaPann, Inc., Upstate Agency LLC, and McPhillips Insurance Agency; North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly owned or majority owned subsidiaries of Glens Falls National.
At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 303 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2011 (the most recent such Report currently available), and peer group data has been derived from such Report.
Forward Looking Statements - The information contained in this Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future. These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.

Examples of Forward-Looking Statements
Topic	Page	Location
Estimation of potential losses related to Visa obligation	32	1st full paragraph
Impact of market rate structure on net interest margin, loan yields and deposit rates	32	1st paragraph
	35	1st full paragraph
	35	2nd to last
	38	Last 2 paragraphs in the "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	40	1st paragraph in section
Future level of nonperforming assets	41	"Risk Elements"
Future level of residential real estate loans	36	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	37	"Indirect Consumer Loans"
Future level of commercial loans	37	"Commercial, Commercial Real Estate, and Construction and Land Development Loans"
Impact of changing capital standards and legislative developments	30	"Dodd-Frank Act"
	42	"New Capital Standards to be Promulgated"
Liquidity	43	1st & 5th paragraph in section
Fees for other services to customers	45	Last paragraph
Interchange fees	46	1st paragraph
Insurance commissions	46	1st full paragraph
Impact of Heath Care Reform	31	"Health care reform"
These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy has recently experienced and continues to experience as part of the "financial crisis" beginning in 2008;
b.sharp fluctuations in interest rates, economic activity, and consumer spending patterns;

# 26

c.sudden changes in the market for products we provide, such as real estate loans;

d.
significant new banking laws and regulations, including the wide array of new banking regulations still to be issued under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the Dodd-Frank Act or Dodd-Frank);

e.	unexpected or enhanced competition from new or unforeseen sources; and

f.	similar uncertainties inherent in banking operations or business generally.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.
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

Tax-Equivalent Net Interest Income and Net Interest Margin: Net interest income, as a component of the tabular presentation by financial institutions of Selected Financial Information regarding their recently completed operations, is commonly presented on a tax-equivalent basis.  That is, to the extent that some component of the institution's net interest income, which is presented on a before-tax basis, is exempt from taxation (e.g., is received by the institution as a result of its holdings of state or municipal obligations), an amount equal to the tax benefit derived from that component is added to the actual before-tax net interest income total.  This adjustment is considered helpful in comparing one financial institution's net interest income to that of other institutions or in analyzing any institution’s net interest income trend line over time, to correct any analytical distortion that might otherwise arise from the fact that financial institutions vary widely in the proportions of their portfolios that are invested in tax-exempt securities, and that even a single institution may significantly alter over time the proportion of its own portfolio that is invested in tax-exempt obligations.  Moreover, net interest income is itself a component of a second financial measure commonly used by financial institutions, net interest margin, which is the ratio of net interest income to average earning assets.  For purposes of this measure as well, tax-equivalent net interest income is generally used by financial institutions, as opposed to actual net interest income, again to provide a better basis of comparison from institution to institution and to better demonstrate a single institution’s performance over time.  We follow these practices.

The Efficiency Ratio: Financial institutions often use an "efficiency ratio" as a measure of expense control.  The efficiency ratio typically is defined as the ratio of noninterest expense to net interest income and noninterest income.  Net interest income as utilized in calculating the efficiency ratio is, once again, typically expressed on a tax-equivalent basis (see preceding paragraph).  Moreover, most financial institutions, in calculating the efficiency ratio, also adjust both noninterest expense and noninterest income to exclude from these items (as calculated under GAAP) certain recurring component elements of income and expense, such as intangible asset amortization (deducted from noninterest expense) and securities gains or losses (excluded from noninterest income).  We follow these practices.

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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact during the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

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

# 27

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Net Income	$5,288	$5,431	$5,372	$5,849	$5,281
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	303	—	1,069	291	327
Net Gain on Sales of Loans	216	259	132	101	31
Prepayment Penalty on FHLB Advances	—	—	(989)	—	—
Share and Per Share Data:[1]
Period End Shares Outstanding	11,761	11,763	11,796	11,696	11,745
Basic Average Shares Outstanding	11,770	11,782	11,754	11,729	11,675
Diluted Average Shares Outstanding	11,794	11,788	11,776	11,741	11,698
Basic Earnings Per Share	$0.45	$0.46	$0.46	$0.50	$0.45
Diluted Earnings Per Share	0.45	0.46	0.46	0.50	0.45
Cash Dividend Per Share	0.25	0.25	0.24	0.24	0.24
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$30,780	$49,101	$32,855	$31,937	$35,772
Investment Securities	678,474	674,338	646,542	697,796	683,839
Loans	1,136,322	1,126,452	1,119,384	1,128,006	1,130,539
Deposits	1,683,781	1,668,062	1,554,349	1,596,876	1,564,677
Other Borrowed Funds	83,055	101,997	164,850	179,989	193,960
Shareholders’ Equity	167,849	168,293	166,514	161,680	155,588
Total Assets	1,959,741	1,963,915	1,911,853	1,961,908	1,935,409
Return on Average Assets	1.09%	1.10%	1.11%	1.20%	1.11%
Return on Average Equity	12.67%	12.80%	12.80%	14.51%	13.77%
Return on Tangible Equity[2]	15.07%	15.22%	15.19%	17.16%	16.07%
Average Earning Assets	$1,845,576	$1,849,891	$1,798,781	$1,857,739	$1,850,150
Average Interest-Bearing Liabilities	1,545,098	1,547,071	1,487,923	1,559,014	1,546,849
Interest Income, Tax-Equivalent	18,810	19,179	19,884	20,500	20,822
Interest Expense	3,532	4,022	4,345	4,975	5,336
Net Interest Income, Tax-Equivalent	15,278	15,157	15,539	15,525	15,486
Tax-Equivalent Adjustment	872	832	887	944	931
Net Interest Margin [3]	3.33%	3.25%	3.43%	3.35%	3.39%
Efficiency Ratio Calculation:
Noninterest Expense	$13,146	$12,455	$14,603	$12,171	$12,319
Less: Intangible Asset Amortization	(138)	(141)	(136)	(134)	(100)
Prepayment Penalty on FHLB Advances	—	—	(1,638)	—	—
Net Noninterest Expense	$13,008	$12,314	$12,829	$12,037	$12,219
Net Interest Income, Tax-Equivalent	$15,278	$15,157	$15,539	$15,525	$15,485
Noninterest Income	6,559	6,199	7,881	6,228	5,620
Less: Net Securities Gains	(502)	—	(1,771)	(482)	(542)
Net Gross Income	$21,335	$21,356	$21,649	$21,271	$20,563
Efficiency Ratio	60.97%	57.66%	59.26%	56.59%	59.42%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$168,466	$166,385	$168,624	$163,589	$159,188
Book Value per Share	14.32	14.14	14.29	13.99	13.55
Intangible Assets	26,653	26,752	26,788	25,044	24,900
Tangible Book Value per Share [2]	12.06	11.87	12.02	11.85	11.43
Capital Ratios:
Tier 1 Leverage Ratio	9.10%	8.95%	9.10%	8.67%	8.66%
Tier 1 Risk-Based Capital Ratio	14.84%	14.71%	15.06%	14.76%	14.37%
Total Risk-Based Capital Ratio	16.10%	15.96%	16.31%	16.02%	15.63%
Assets Under Trust Administration and Investment Management	$1,038,186	$973,551	$925,671	$1,017,091	$1,011,618

1Share and Per Share Data have been restated for the September 29, 2011 3% stock dividend.
2Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance (see page 27).
3Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance (see page 27).

# 28

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 27) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Quarter Ended March 31:	2012			2011
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$30,780	$21	0.27%	$35,772	$22	0.25%
Investment Securities:
Fully Taxable	482,424	2,643	2.20	438,598	3,359	3.11
Exempt from Federal Taxes	196,050	2,114	4.34	245,241	2,362	3.91
Loans	1,136,322	14,032	4.97	1,130,539	15,078	5.41
Total Earning Assets	1,845,576	18,810	4.10	1,850,150	20,821	4.56
Allowance for Loan Losses	(15,008)			(14,697)
Cash and Due From Banks	29,772			25,490
Other Assets	99,401			74,466
Total Assets	$1,959,741			$1,935,409
Deposits:
NOW Accounts	$688,982	1,059	0.62	$594,299	1,331	0.91
Savings Deposits	425,247	357	0.34	393,874	503	0.52
Time Deposits of $100,000 Or More	121,112	608	2.02	118,583	667	2.28
Other Time Deposits	226,702	1,146	2.03	246,133	1,352	2.23
Total Interest-Bearing Deposits	1,462,043	3,170	0.87	1,352,889	3,853	1.15
Short-Term Borrowings	31,846	6	0.08	52,821	24	0.18
FHLBNY Term Advances and Other Long-Term Debt	51,209	356	2.80	141,139	1,460	4.20
Total Interest-Bearing Liabilities	1,545,098	3,532	0.92	1,546,849	5,337	1.40
Demand Deposits	221,738			211,788
Other Liabilities	25,056			21,184
Total Liabilities	1,791,892			1,779,821
Stockholders’ Equity	167,849			155,588
Total Liabilities and Stockholders’ Equity	$1,959,741			$1,935,409
Net Interest Income (Tax-equivalent Basis)		15,278			15,484
Reversal of Tax Equivalent Adjustment		(872)	0.19%		(930)	0.20%
Net Interest Income		$14,406			$14,554
Net Interest Spread			3.18%			3.16%
Net Interest Margin			3.33%			3.39%

OVERVIEW
We reported net income for the first quarter of 2012 of $5.3 million, representing diluted earnings per share (EPS) of $0.45. This EPS result was virtually unchanged from the 2011 first quarter. Return on average equity (ROE) for the 2012 quarter continued to be strong at 12.67%, although down from the ROE of 13.77% for the quarter ended March 31, 2011. Return on average assets (ROA) for the 2012 quarter also continued to be strong at 1.09%, although down from ROA of 1.11% for the quarter ended March 31, 2011. Total assets were $2.020 billion at March 31, 2012, which represented an increase of $57.7 million, or 2.9%, above the level at December 31, 2011, and an increase of $42.0 million, or 2.1%, from the March 31, 2011 level.
Stockholders’ equity was $168.5 million at March 31, 2012, an increase of $9.3 million, or 5.8%, from the year earlier level. Stockholders' equity was also up $2.1 million, or 1.3%, from the December 31, 2011 level of $166.4 million. The components of the change in stockholders’ equity since year-end 2011 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 32 entitled, “Increase in Stockholder Equity.”
Regulatory capital: At period-end, we continue to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of March 31, 2012 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of

# 29

required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even if the new, enhanced capital requirements set forth in the proposed Basel III accords, currently under consideration by the Group of 20 advanced nations including the United States, were presently in effect as proposed, Arrow and its banks would meet all of these enhanced standards. See the discussions of "New Capital Standards to be Promulgated" and "Current Capital Standards" under the “CAPITAL RESOURCES" section beginning on page 41, and “Important Proposed Changes to Regulatory Capital and Liquidity Standards” on page 44.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment felt throughout most of the country. This may have been due, in part, to the fact that our market area had been less affected by the preceding real estate “bubble” than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 26 for peer group information). By year-end 2010, however, our loan quality began to stabilize, a trend that continued through 2011 and to date in 2012. During this period, although nonperforming loans increased slightly, net charge-offs remained quite low. Nonperforming loans were $6.1 million at March 31, 2012, representing 0.54% of period-end loans. By way of comparison, this ratio for our peer group was 2.94% at December 31, 2011, which was a significant improvement for the peer group from the ratio of 3.60% at year-end 2010, but still very high when compared to the ratio of 1.09% at December 31, 2007. Loans charged-off (net of recoveries) against our allowance for loan losses was a very low $230 thousand for the first quarter of 2012, as compared to an even lower $164 thousand for 2011. Our ratio of net charge-offs to average loans was 0.08% for the first quarter of 2012 and 0.05% for all of 2011, compared with our peer ratio of 0.93% for 2011. At March 31, 2012, the allowance for loan losses was $15.1 million representing 1.32% of total loans, a decrease of 1 basis point from December 31, 2011.
Since the onset of the financial crisis in 2008, we have not experienced significant deterioration in any of our three major loan portfolio segments:

◦
Commercial Loans: Current unemployment rates in our region are higher than in the past few years and the total number of jobs has decreased, but these trends are largely attributable to a scaling back of local operations on the part of a few large corporations having operations in our service area. Commercial property values have not shown significant deterioration. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

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

◦
Indirect Consumer Lending (Primarily Automobile Loans): These loans comprise approximately 30% of our loan portfolio. Throughout 2012, 2011 and 2010, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments: The recently enacted laws discussed below (the Dodd-Frank Act and the health care reform atc) are and will continue to be particularly important to us.

(i) Dodd-Frank Act: As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions will not have any direct impact on Arrow, some of the sections will significantly impact our business operations and likely will affect our financial results. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly increase banks' compliance expenses, thereby reducing or restraining profitability. Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements and may be much more onerous. See the discussion under “Important Proposed Changes to Regulatory Capital and Liquidity Standards” on page 44 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies with between $500 million and $15 billion in assets will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such small-to-medium-sized bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital until maturity or redemption. TRUPs have been an important financing tool for community banks such as ours but will no longer serve as a possible source for new capital funding needs.
Many of the regulations required to be promulgated by bank regulators in order to give effect to Dodd-Frank's provisions have yet to be promulgated or are pending final approval by the regulators, and will have phase-in periods even after final promulgation. The following are some of the Dodd-Frank and other legal changes that are likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1.	FDIC deposit insurance has been substantially expanded on a per customer basis.

2.
The FDIC insurance assessment on banks is now asset-based, not deposit-based, which actually reduces insurance costs for most smaller institutions, like Arrow. Under the new method, our premiums were reduced from $513 thousand of FDIC and FICO assessments for the first quarter of 2011 (the last quarter under the old deposit-based method of assessment), to $267 thousand of expense for the second quarter of 2011 (under the new asset-based method), a decline of 48%.

# 30

3.
New limitations imposed by Dodd-Frank on debit card interchange fees, which technically apply only to the very large banks having more than $10 billion in assets, will nevertheless have a negative impact on the fee income of smaller banks like ours, due to competitive pressures.

Rules still in the formulation process include those related to short-term borrowing disclosures, mandatory retention of a portion of loans initiated and sold and executive compensation. Several of these issues are highly controversial, and the implementing regulations to be forthcoming will be the focus of much discussion and concern.

(ii) Health care reform: In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. However, we do not currently expect that impact to be material. The exact extent of the Health Reform Act's impact, if any, cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available. Also, the new statute has been the subject of legal challenges mounted by state authorities, some of which have been found meritorious by lower federal courts, with the result that the U.S. Supreme Court has granted certioururi and recently heard the arguments for and against the law's validity. The Court's decision is expected by the end of summer 2012. The Company will continue to monitor the impact of the Act, if any on its benefit plans.

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2011 and 2010, nor in 2012 through the date of this Report. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed, except for some increases in the maximum borrowing capacity (see our general liquidity discussion on page 43). In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight borrowing arrangements with our correspondent banks, FHLBNY overnight and term credit arrangement advances and the Federal Reserve Bank discount window, as our main sources). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. In a few well-publicized instances at the height of the crisis, liquidity was such a problem for particular institutions that they experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their deposits. We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Special Assessment & Prepayment in 2009: The FDIC announced during the second quarter of 2009 that it would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC's insurance fund which was significantly depleted by bank failures during the crisis. For most insured banks (including ours), the special assessment was set as a designated percentage (0.05%) of the institution's adjusted assets (total assets less Tier 1 capital), as opposed to a percentage of covered deposits which is how the FDIC had historically set regular assessments. Institutions were instructed to estimate and accrue the special assessment expense in the second quarter of 2009. We determined that our expense was $787 thousand, which we accrued on June 30, 2009. During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected regular assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessment relates. As a result of Dodd-Frank, beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions has changed so as to be based on adjusted assets (as defined) rather than deposits, which had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including repurchase agreements. The rate, however, given the larger base (assets) on which insurance premiums are now assessed, will be a lower percentage than the rate that applied under the old deposit-based assessments. The FDIC calculated the first asset-based assessment (for the second quarter of 2011, but recognized during the third quarter of 2011), based on June 30, 2011 reported assets. Because our banks, like most small banks, have a much higher ratio of deposits to assets than the large banks maintain, our FDIC premiums actually decreased considerably, while the assessment amounts for larger banks have generally increased.

VISA Transactions from 2008 to the present: On March 28, 2008, VISA Inc. distributed to its member banks, including Glens Falls National, by way of a mandatory redemption of 38.7% of the Visa Class B shares held by the member banks, some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed. With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear. Accordingly, during the first quarter of 2008, we recorded the following transactions:

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

# 31

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
The estimation of our proportionate share of any potential losses on Visa's part, in excess of the escrow fund, related to the remaining covered litigation is extremely difficult and involves a high degree of uncertainty. Management has determined that the remaining $294 thousand liability included in “Other Liabilities” on our March 31, 2012 consolidated balance sheet represents the fair value of our proportionate share of the remaining covered Visa litigation obligations in excess of the escrow fund at that date, but this value is subject to change depending upon future developments in the covered litigation.

Increase in Stockholders' Equity: At March 31, 2012, our tangible book value per share (calculated based on stockholders' equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.06, an increase of $0.19, or 1.6%, from December 31, 2011 and an increase of $0.63, or 5.5%, from the level as of March 31, 2011. Our total stockholders' equity at March 31, 2012 increased 5.8% over the year-earlier level, and our total book value per share increased by 5.7% over the year earlier level. This increase principally reflected the following factors: i) $5.3 million net income for the period; ii) issuance of $1.0 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by iii) cash dividends of $2.9 million; iv) a $0.4 million net unrealized loss in securities available-for-sale, net of tax, and (v) repurchases of our own common stock of $1.2 million. As of March 31, 2012, our closing stock price was $24.40, resulting in a trading multiple of 2.02 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.243 per share for the first three quarters of 2011, as adjusted for a 3% stock dividend distributed September 29, 2011, and cash dividends of $.25 per share for the fourth quarter of 2011 and the first quarter of 2012.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	3/31/2012	12/31/2011	3/31/2011	From Dec	From Mar	From Dec	From Mar
Interest-Bearing Bank Balances	31,128	29,598	29,798	1,530	1,330	5.2%	4.5%
Securities Available-for-Sale	466,785	556,538	544,789	(89,753)	(78,004)	(16.1)%	(14.3)%
Securities Held-to-Maturity	200,607	150,688	147,217	49,919	53,390	33.1%	36.3%
Loans (1)	1,137,547	1,131,457	1,135,743	6,090	1,804	0.5%	0.2%
Allowance for Loan Losses	15,053	15,003	14,745	50	308	0.3%	2.1%
Earning Assets (1)	1,915,701	1,859,543	1,882,656	56,158	33,045	3.0%	1.8%
Total Assets	2,020,369	1,962,684	1,978,404	57,685	41,965	2.9%	2.1%
Demand Deposits	230,289	232,038	214,853	(1,749)	15,436	(0.8)%	7.2%
NOW Accounts	758,114	642,521	621,412	115,593	136,702	18.0%	22.0%
Savings Deposits	432,854	416,829	405,850	16,025	27,004	3.8%	6.7%
Time Deposits of $100,000 or More	115,161	123,668	122,157	(8,507)	(6,996)	(6.9)%	(5.7)%
Other Time Deposits	224,460	228,990	243,847	(4,530)	(19,387)	(2.0)%	(8.0)%
Total Deposits	1,760,878	1,644,046	1,608,119	116,832	152,759	7.1%	9.5%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,652	26,293	57,762	(9,641)	(41,110)	(36.7)%	(71.2)%
FHLB Advances	30,000	40,000	110,000	(10,000)	(80,000)	(25.0)%	(72.7)%
Stockholders' Equity	168,466	166,385	159,188	2,081	9,278	1.3%	5.8%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. In recent years, municipal deposits on average have represented from 23% to nearly 30% of our total deposits and as of March 31, 2012, municipal deposits represented approximately 29.5% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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

# 32

due to competitive factors. Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues, and consequently on municipal budgets. To date, this has not resulted in a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or an elevation in the average rates we pay on such deposits (as a result of heightened competition for such deposits), but we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the ready availability to us of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on retail deposits as a source of day-to-day funding. Our total deposits increased $116.8 million, or 7.1%, from December 31, 2011 to March 31, 2012. This was only partly due to the fact that the end of the first quarter each year is one of the two annual high points in our seasonal pattern of municipal deposits, as discussed above under “Municipal Deposits.” Other factors also underlay the significant increase in our deposit levels, including our non-municipal deposits, one of which was a widespread flight to safety on the part of many individual savers during the crisis, which generated and continues to generate substantial increases in deposits for banks generally, even in the face of historically-low deposit rates. From December 31, 2011 to March 31, 2012, we experienced an increase in internally generated non-municipal deposit balances of $22.4 million, or 1.8%, with increases in non-municipal deposits primarily in our NOW account products. Over the same period, our municipal deposits increased by $94.4 million. Our wholesale funding sources decreased over the period. At March 31, 2012 securities sold under agreements to repurchase were $9.6 million below year-end balances and $41.1 million below year-earlier levels. During the quarter, $10 million in FHLB advances matured without replacement.
Changes in Earning Assets: Our loan portfolio increased modestly by $6.1 million, or 0.5%, from December 31, 2011 to March 31, 2012. We experienced the following trends in our three largest segments:

1.	Commercial real estate loans – period-end balances for this segment were up 1.2% from December 31, 2011 to March 31, 2012, reflecting moderate demand for commercial lending.

2.	Residential real estate loans – these loans decreased by $4.6 million or 1.0% from December 31, 2011 to March 31, 2012, as we sold most of our originations during the period.

3.	Automobile loans – The balance of these loans increased by $6.3 million, of 2.0% from December 31, 2011 to March 31, 2012, reflecting a modest resurgence of automobile sales region-wide.
Most of our in-coming cash flows for the first quarter of 2012 came from maturing investments and the increase in deposit balances. During that period, we purchased $59.0 million of securities for the held-to-maturity portfolio to replace most of the maturing securities in the whole portfolio. The remaining cash flows were held in overnight funds at period-end until we find qualified redeployment opportunities.
Generally, we pursued a strategy in 2011 and 2012 of increasing our holding of liquid assets, with a view to redeploying these funds into longer term earning assets when prevailing interest rates begin to rise, whenever that may be.
Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Demand Deposits	$221,738	$222,988	$231,276	$217,851	$211,788
NOW Accounts	688,982	672,426	543,280	605,664	594,299
Savings Deposits	425,247	415,603	418,596	409,179	393,874
Time Deposits of $100,000 or More	121,112	125,679	124,055	123,179	118,583
Other Time Deposits	226,702	231,366	237,142	241,003	246,133
Total Deposits	$1,683,781	$1,668,062	$1,554,349	$1,596,876	$1,564,677
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2012	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Demand Deposits	13.2%	13.4%	14.9%	13.7%	13.5%
NOW Accounts	40.9%	40.3%	35.0%	37.9%	38.0%
Savings Deposits	25.3%	24.9%	26.9%	25.6%	25.2%
Time Deposits of $100,000 or More	7.2%	7.5%	8%	7.7%	7.6%
Other Time Deposits	13.4%	13.9%	15.2%	15.1%	15.7%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

# 33

For a variety of reasons, including the seasonality of municipal deposits (discussed under "Municipal Deposits," above), we typically experience modest growth in average deposit balances in the first quarter of each calendar year, little net growth or a small contraction in the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially). Average balances for the first quarter of 2012 actually increased over the average balances for the fourth quarter of 2011 due to the addition of several new municipal relationships.
Quarterly Cost of Deposits

	Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.62	0.76	0.78	0.90	0.91
Savings Deposits	0.34	0.39	0.46	0.49	0.52
Time Deposits of $100,000 or More	2.02	2.03	2.11	2.16	2.28
Other Time Deposits	2.03	2.10	2.13	2.15	2.23
Total Deposits	0.76	0.85	0.89	0.96	1.00
Average rates paid by us on deposits decreased steadily over the previous five quarters for all deposit categories.
Impact of Interest Rate Changes
Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, the changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).
Changes in Interest Rates in Recent Years. From mid-2006 through the summer of 2007, in an attempt to arrest surging prices for certain assets (specifically, residential and commercial real estate assets, the price of which were being driving upward fast by cheap and readily-available credit), the Fed pursued a monetary program designed to increase and then maintain at elevated levels short-term interest rates, with an ultimate federal funds target rate of 5.25%. In September 2007, however, in response to a sudden collapse in the housing market and weakening in the economy, and a resulting loss of liquidity in the short-term credit market, the Fed reversed course and began to lower the federal funds target rate, rapidly and by significant amounts.
By the December 2007 meeting of the Board of Governors, the fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed, in response to continuing liquidity concerns in the credit markets, lowered the targeted federal funds rate by an additional 125 basis points, to 3.00%. In the ensuing year, the Fed in a series of additional target rate reductions ultimately lowered the target rate to the maximum extent possible.; By January 2009, the fed funds target rate was at an unprecedented low of 0% to .25%, where it has remained for the ensuing three-plus years. Recently, the Fed announced that it would continue to follow policies intended to keep both the Fed funds rate and the rates for longer-maturity Treasury bills at their current historic low levels at least through the end of 2014.
When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits and these costs continued to fall in 2008 and 2009 and to a lesser extent throughout 2010 and 2011. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (throughout 2009, 2010, 2011 and through the first quarter of 2012) the decline in yields on our earning assets has exceeded the decline in cost of our deposits. As a result of these trends, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income, but since 2008 we, like almost all banks, have experienced fairly steady contraction in our net interest margin.

Changes in the Yield Curve in Recent Years. An additional important aspect in recent years with regard to the effect of prevailing interest rates on our profitability has been the changing shape in the yield curve. A positive (upward-sloping) yield curve, where long-term rates significantly exceed short term rates, is both a more common occurrence and generally a better situation for banks, including ours, than a flat or less upwardly-sloping yield curve. We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy. From mid-2004 to mid-2007, the yield curve “flattened,” especially during 2006 and the first half of 2007. After the Fed began increasing short-term interest rates in June 2004, the yield curve did not maintain its traditional upward slope (i.e., lower rates for shorter-duration debt; higher rates for longer-term debt) but flattened; that is, as short-term rates increased, longer-term rates stayed unchanged or even decreased. Therefore, the traditional spread between short-term rates and long-term rates essentially disappeared. This unusual circumstance persisted in the ensuing period when the Fed decreased short-term rates--long-term rates decreased as well and the yield curve remained flat. When the Fed reversed direction and began to increase short-term rates in late 2006 and in early 2007, the yield curve actually inverted, with short-term rates exceeding long-term rates. Generally, the flattening of the yield curve was the most significant factor in the decrease in our net interest margin during the 2005-2007 period.
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

# 34

The yield curve, however, remains upward-sloping and may continue that way for some time, which should be of some benefit to banks and financial institutions generally. On the other hand, all lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak. Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a continuing upward-sloping yield curve. Thus, no assurances can be given on future improvements in our net interest income or net income generally, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand and in the U.S. economy generally experienced in the first quarter of 2012 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. In September 2007, as noted above, the Fed began lowering short-term interest rates in response to the worsening U.S. economy. From the third quarter of 2007 through mid-2008 our margin steadily improved as the rates we paid on our interest-bearing liabilities began to reprice downward more rapidly than the yields on our earning assets. This initially had a significant positive impact on our net interest income, but that trend eventually reversed itself. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010 and 2011 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate. During the past five quarters, our net interest margin has ranged from 3.43% to 3.25%. However, even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off at a faster rate than newer, lower-priced assets.
Thus, our margins may continue to be under pressure and we may experience slow compression in upcoming periods. That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow, if net interest income decreases more than other sources of operating income increase.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible or even likely emergence of meaningful inflation across some or all asset classes in the U.S. and world economies. To the extent that such inflation may occur, or in fact already be occurring, it is widely perceived as attributable in large part to the persistent efforts of the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which started at least in the U.S. at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended to have the identical effect of lowering and reinforcing already low interest rates and thereby expanding the supply of credit. Although the Fed discontinued its second round of quantitative easing on June 30, 2011, and expressed at the time no immediate plans to resume the program, partially out of concern that the preceding rapid growth in the money supply might cause a sudden surge in inflation, the underlying rate of inflation in the U.S., exclusive of the historically volatile categories of fuel and food purchases, remained quite low in the ensuing months of 2011 and the U.S. economy, though it has improved a bit recently, continues to be sluggish. As a result, in the third quarter of 2011, the Fed signaled a renewed interest in spurring the economy through interest rate manipulations, including the introduction of “Operation Twist,” under which the Fed began to reinvest the proceeds from all maturing securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. The extent to which this step served to stimulate the economy was unclear, but U.S. inflation by some measures remained at or below the Fed's target rate of 2%. Consequently, as of the date of this Report, many analysts are of the opinion that the Fed may yet resume quantitative easing, that is, resume a broad-based program of buying U.S. Treasuries and mortgage-backed securities for the Fed's portfolio using newly-created funds, if it deems that step as necessary to reignite the economy, even at the cost of increased inflation. There remains, consequently, some concern that increased inflation, perhaps significant inflation, may emerge at some future date, leading eventually to a possible increase in prevailing interest rates in the U.S. financial markets.
For the present, management does not anticipate near-term substantial increases in prevailing rates. If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run. Given the extraordinary forces currently in play in the financial markets, any speculation on the likely impact of inflation on prevailing interest rates, short- or long-term, or on the net interest margins or the net interest income of banks such as ours, or any speculation on the depth or sustainability of inflationary pressures themselves, must be regarded as highly subjective and in management's current view, no undue reliance should be placed on inflation-based projections. A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.
Non-Deposit Sources of Funds
We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent quarters, we have reduced our reliance on FHLB advances as a source of funds. See the discussion on this in “Changes in Sources of Funds” on page 33.

# 35

We have also relied in the past on the issuance of trust preferred securities (or TRUPs) to meet our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of March 31, 2012 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 41 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by us will qualify as Tier 1 regulatory capital.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Commercial and Commercial Real Estate	$348,472	$336,580	$334,774	$334,517	$322,711
Residential Real Estate	332,764	340,611	344,360	345,783	351,759
Home Equity	82,635	81,560	79,674	77,647	75,682
Consumer Loans - Automobile	339,409	334,561	326,287	334,518	343,329
Other Consumer Loans (1)	33,042	33,140	34,289	35,541	37,058
Total Loans	$1,136,322	$1,126,452	$1,119,384	$1,128,006	$1,130,539
Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Commercial and Commercial Real Estate	30.7%	29.9%	29.9%	29.7%	28.5%
Residential Real Estate	29.3	30.2	30.8	30.6	31.1
Home Equity	7.3	7.3	7.1	6.9	6.7
Consumer Loans - Automobile	29.8	29.7	29.2	29.6	30.4
Other Consumer Loans (1)	2.9	2.9	3.0	3.2	3.3
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio: In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption, volatility and damage in its financial sector and capital markets. A major cause of the collapse was a significant decline in residential real estate values across much of the U.S., which, in turn, triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them. In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans. In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously had beset residential mortgage portfolios. In 2010, the decline in residential and commercial property values eased in many markets, at least temporarily, due in part to federal tax incentive programs which encouraged home purchases. However, in late 2010 and through 2011, the general decline in residential property values resumed in most markets, and this trend, which may be slowing in 2012, has not as of yet, reversed itself. The weakness in the asset portfolios of many financial institutions remains a serious concern, which has been offset somewhat, particularly for larger diversified financial organizations, by the general stabilization in the equity markets following the sudden collapse of the markets in 2008-early 2009 and the subsequent sharp rebound in late 2009 and early 2010. In sum, many lending institutions large and small have suffered sizable charge-offs and losses in their loan portfolios since 2008 as a result of their origination of or investment in residential and commercial real estate loans, particularly of the higher-risk variety.
For many reasons, we have largely been spared the negative impact on asset quality that other banks have suffered. Through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line and we do not extend or purchase any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans. On occasion we have made loans to borrowers having a FICO score of 660 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
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

# 36

If, however, the current weakness in the U.S. economy persists or worsens, our region will continue to be negatively impacted from an economic and financial standpoint, and despite our conservative underwriting standards we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 40% of the entire portfolio at period-end 2012), eclipsing both automobile loans (29% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans were $20.1 million, $75.0 million and $94.2 million for the first quarter of 2012 and the years 2011 and 2010, respectively. During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we contemporaneously sold most of the mortgage loans we originated in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we once again began to retain in our loan portfolio most of our newly originated residential real estate loans, selling only a relatively small portion of the originations to Freddie Mac (and of course experiencing additional normal reductions in the portfolio as a result of principal amortization and prepayments on pre-existing loans).
After April 2010, rates on conventional real estate mortgages continued to fall, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by the last quarter of 2011 the national average had dropped below 4.00%, a relative decline of more than 20 percent. In response to these abnormally low rates for originations, we determined to resume selling most of our originations to Freddie Mac, amounting to $27.2 million for the last half of 2010, $48.5 million for all of 2011 and $10.2 million for the first quarter of 2012. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a net decrease in our outstanding balances in this important segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans): At March 31, 2012, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business. In the early post-2000 years, indirect loans were the largest segment of our loan portfolio. For much of this earlier period, these loans also were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.
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
In the first quarter of 2012, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism.We too saw an increase in our originations, from $31.1 million for the first quarter of 2011 to $47.0 million for the first quarter of 2012, and our outstanding balances increased.
In 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period, and net charge-offs for the first quarter of 2012 were below the net charge-offs for the first quarter of 2011. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last several years, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio. However, in response to the 2008-2009 crisis, demand for commercial loans eased and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008. During 2010, commercial loan demand began to revive in our market area and our balances increased by $28.9 million, or nearly 10.0%. In 2011 our balances grew at a respectable pace, increasing by $24.0 million, or at an annualized rate of 7.5%. For the first quarter of 2012, commercial loan growth slowed, but outstanding balances still increased by $4.3 million, or 1.24% from December 31, 2011.

# 37

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
It is entirely possible that we may yet experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods. Generally, however, the corporate sector, at least in our service area, appears to be in reasonably good financial condition at present. Our greatest risk in our loan portfolio at present is not credit risk but interest rate risk, as rate compression for high-quality credits steadily erodes our ability to maintain healthy margins while protecting the strong quality of our loan portfolio.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Commercial and Commercial Real Estate	5.36%	5.42%	5.57%	5.58%	5.74%
Residential Real Estate	5.24	5.29	5.36	5.44	5.61
Home Equity	2.98	2.96	2.97	2.96	3.00
Consumer Loans - Automobile	4.63	4.83	4.95	5.10	5.25
Other Consumer Loans	6.56	6.84	6.99	6.91	6.97
Total Loans	4.97	5.07	5.18	5.26	5.41
In summary, average rates across our loan portfolio have steadily declined over the last 5 quarters, in direct response to the Fed’s maintaining historically low interest rates in its attempt to revive the U.S. economy, coupled with a general moderation of loan demand on the part of corporate and individual customers.
In the first quarter of 2012 the average yield on our loan portfolio declined by 10 basis points from the last quarter of 2011, from 5.07% to 4.97%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter. As a consequence, we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac. The decrease in average yield on our loan portfolio of 10 basis points was 8 basis points greater than the 2 basis point decline in our average cost of deposits during the latest quarter, compared to the prior quarter. We expect that average loan yields, if they continue to decline, will decline at a somewhat faster rate than our average cost of deposits, although further declines in yields for newly originated loans as well as further declines in rates on new deposits are not certain, even if average yields and rates continue to drop somewhat.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 34 under the heading "Impact of Interest Rate Changes." We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2011 to March 31, 2012 (in thousands):

# 38

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	03/31/2012	12/31/2011	Change	03/31/2012	12/31/2011	Change
Securities Available-for-Sale:
U.S. Agency Securities	$65,660	$116,393	$(50,733)	$357	$338	$19
State and Municipal Obligations	43,482	44,999	(1,517)	296	287	9
Collateralized Mortgage Obligations - Residential	129,713	149,669	(19,956)	4,604	5,307	(703)
Mortgage-Backed Securities-Residential	225,669	243,043	(17,374)	5,484	5,287	197
Corporate and Other Debt Securities	828	1,015	(187)	(200)	—	(200)
Mutual Funds and Equity Securities	1,433	1,419	14	68	54	14
Total	$466,785	$556,538	$(89,753)	$10,609	$11,273	$(664)

Securities Held-to-Maturity:
State and Municipal Obligations	167,109	158,059	$9,050	$7,319	8,371	$(1,052)
Mortgage-Backed Securities-Residential	39,670	—	39,670	(147)	—	(147)
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	207,779	159,059	$48,720	$7,172	8,371	$(1,199)
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. In the second quarter of 2011 we recognized an impairment charge of $17 thousand, on one security in our held-to-maturity portfolio. As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) are guaranteed by U.S. agency and government sponsored enterprises (GSE). Mortgage-backed securities provide to the investor monthly portions of principal and/or interest pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), where each tranche has a separate estimated life, risk profile and yield. Our practice has been to purchase MBSs and CMOs that are guaranteed by GSEs or other federal agencies and, in the case of CMOs, those tranches with shorter maturities and no more than moderate risk. Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase. The category of mutual funds and equity securities includes the other-than-temporarily impaired security held in the available-for-sale portfolio discussed above.
Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio
(In Thousands)

	Three Months Ended
	03/31/2012	03/31/2011
Sales
Collateralized Mortgage Obligations - Residential	$10,349	$9,961
Net Gains on Securities Transactions	502	542
Proceeds on the Sales of Securities	$10,851	$10,503
Historically low interest rates have increased the likelihood of greater mortgage refinancing activity. In recent periods, we have regularly reviewed our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and moderate loan-to-value ratios where refinancing may appear to be a greater probability. We have also reviewed the underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments. In 2012 and 2011 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par.

	Three Months Ended
	03/31/2012	03/31/2011
Purchases
U.S. Agency Securities	$—	$38,996
State and Municipal Obligations	—	9,695
Mortgage-Backed Securities-Residential	274	36,643
Other	14	21
Total Purchases	$288	$85,355

Maturities & Calls	$77,782	$48,674

# 39

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended
	03/31/2012	03/31/2011
Purchases
State and Municipal Obligations	$40,546	$—
Mortgage-Backed Securities-Residential	18,497	—
Total Purchases	$59,043	$—

Maturities & Calls	$8,987	$12,648

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
Loan Balances:
Period-End Loans	$1,137,547	$1,131,457	$1,120,691	$1,120,096	$1,135,743
Average Loans, Quarter-to-Date	1,136,322	1,126,452	1,119,384	1,128,006	1,130,539
Period-End Assets	2,020,369	1,962,684	1,952,978	1,901,774	1,978,404

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,003	$14,921	$14,820	$14,745	$14,689
Provision for Loan Losses, QTD	280	280	175	170	220
Loans Charged-off, QTD	(297)	(251)	(135)	(150)	(238)
Recoveries of Loans Previously Charged-off	67	53	61	55	74
Net Charge-offs, QTD	(230)	(198)	(74)	(95)	(164)
Allowance for Loan Losses, End of Period	$15,053	$15,003	$14,921	$14,820	$14,745

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,476	$4,528	$4,265	$4,990	$4,296
Restructured	121	1,422	601	306	362
Loans Past Due 90 or More Days and Still Accruing Interest	511	1,662	826	555	93
Total Nonperforming Loans	6,108	7,612	5,692	5,851	4,751
Repossessed Assets	45	56	41	18	60
Other Real Estate Owned	510	460	281	13	—
Total Nonperforming Assets	$6,663	$8,128	$6,014	$5,882	$4,811

Asset Quality Ratios:
Allowance to Nonperforming Loans	246.45%	197.1%	262.14%	253.3%	310.36%
Allowance to Period-End Loans	1.32	1.33	1.33	1.32	1.30
Provision to Average Loans (Quarter)	0.10	0.05	0.06	0.06	0.08
Net Charge-offs to Average Loans (Quarter)	0.08	0.08	0.03	0.03	0.06
Nonperforming Loans to Total Loans	0.54	0.67	0.51	0.52	0.42
Nonperforming Assets to Total Assets	0.33	0.41	0.31	0.31	0.24

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the first quarter of 2012, we made a provision for loan losses of $280 thousand, unchanged from the provision for the fourth quarter of 2011. The first quarter 2012 provision was greater than the $220 thousand provision for the first quarter of 2011, reflecting a modest increase in net charge-offs.
We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty

# 40

involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations. Our process for determining the provision for loan losses is described in Note 3 beginning on page 17.
Risk Elements
Our nonperforming assets at March 31, 2012 amounted to $6.7 million, a decrease of $1.5 million, or 18.0%, from the December 31, 2011 total but an increase of $1.9 million or 38.5%, from the year earlier total. The decrease from the year-end total principally reflects the fact that we first identified and subsequently restructured a troubled debt during the fourth quarter of 2011, which increased our nonperforming assets for that quarter over prior quarters. Since the restructured debt has performed in accordance with its modified terms, this led to the noted decrease in nonperforming loans in the just completed quarter. All of our recent levels of nonperforming assets are significantly below our peer group averages for the corresponding dates. At December 31, 2011, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .34%, well below the 2.78% ratio for our peer group at such date.
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	3/31/2012	12/31/2011	3/31/2011
Commercial Loans	$412	$735	$884
Commercial Real Estate Loans	427	—	1,436
Residential Real Estate Loans	2,149	1,726	1,792
Other Consumer Loans	2,213	4,225	3,591
Total delinquent loans	$5,201	$6,686	$7,703
At March 31, 2012, our loans in this category totaled $5.2 million, or 0.46% of loans then outstanding, a decrease of $1.5 million, or 22.2%, from the $6.7 million of such loans at December 31, 2011. The year-end 2011 total, in turn, equaled .59% of loans then outstanding.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the financial statements. We consider all accruing commercial and commercial real estate loans classified as substandard (as reported in Note 3) to be potential problem loans. The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of March 31, 2012, we held for sale six real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.
In light of current developments, including signs of strengthening in the U.S. economy generally and in our own market area (albeit not in local real estate markets), we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.
CAPITAL RESOURCES
Stockholders' Equity: Stockholders' equity was $168.5 million at March 31, 2012, an increase of $2.1 million, or 1.3%, from the prior year-end.  The most significant positive changes to stockholders' equity included net income of $5.3 million and equity received from our various stock-based compensation and dividend reinvestment plans of $1.0 million. These positive changes were offset, in part by cash dividends of $2.9 million, net unrealized losses in the valuation allowance for available-for-sale securities of $0.4 million, net of tax, and purchases of our own common stock of $1.2 million.

Stock Repurchase Program: At its regular meeting in December 2011, the Board of Directors approved a 12-month stock repurchase program authorizing the repurchase, at the discretion of senior management, of up to $5 million of Arrow's common stock over the ensuing 2012 calendar year in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program approved in April 2011, nearly all of which amount was used to make repurchases prior to December 2011. As under the April 2011 program, management may affect stock repurchases under the January 2012 program from time-to-time in upcoming periods, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. At March 31, 2012, 50,000 shares had been acquired under the new 2012 program.

Regulatory Capital: The following discussion of capital focuses on regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities. Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure by registered companies of non-GAAP financial measures. Thus, certain information which is generally required under Regulation G to be presented in connection with our disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

# 41

New Capital Standards to be Promulgated: The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours. These standards when adopted by regulators must be at least as strict (i.e., must establish minimum and target capital levels that are at least as high) as (i) the preexisting regulatory capital standards for U.S. financial institutions or, (ii) if higher, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank. The latter reference is generally understood as embracing the new, enhanced financial institution capital requirements that are currently being drafted and reviewed by the financial regulators for a consortium of the world's most advanced nations, including the U.S., and are expected to be implemented, in whole or in part, by those nations. These proposed new capital requirements, commonly known as Basel III, currently await final approval by the advanced nations (the Group of 20), but will be implemented by the participating nations, to the extent implemented, only over a relatively protracted time period, i.e., over a multi-year period. The Basel III standards, if approved and included in the new U.S. bank capital standards, ultimately may require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important Proposed Changes to Regulatory Capital and Liquidity Standards,” on page 44 of this Report.

Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test. The risk-based guidelines stipulate a balance sheet adjustment process in which risk weightings (often of less than 100%) are assigned to certain assets and off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets disappears from the balance sheet. This has the effect of elevating the institution's actual capital-to-assets ratios. The guidelines then establish minimum capital-to-adjusted (risk-weighted) assets levels, including an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), less intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, without discounting of assets). For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines. The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the recently enacted Dodd-Frank Act, trust preferred securities issued by Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under the bank regulatory capital guidelines; however, our TRUPs outstanding immediately prior to this grandfathering date may continue to qualify as Tier 1 capital, until the redemption or maturity thereof.

Summary of Capital Ratios
As of March 31, 2012, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.10%	14.84%	16.10%
Glens Falls National Bank & Trust Co.	8.84	14.79	16.04
Saratoga National Bank & Trust Co.	9.37	13.79	15.04

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
All capital ratios for our holding company and our subsidiary banks at March 31, 2012 were well above minimum capital standards for financial institutions. Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.

# 42

Stock Prices and Dividends
Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On April 25, 2012, our Board of Directors declared the 2012 second quarter cash dividend of $.25 payable on June 15, 2012.

			Cash
	Market Price		Dividends
	Low	High	Declared
2011
First Quarter	$21.93	$27.27	$0.243
Second Quarter	22.36	24.50	0.243
Third Quarter	21.60	24.32	0.243
Fourth Quarter	21.50	24.00	0.250
2012
First Quarter	$23.26	$27.15	$0.250
Second Quarter (dividend payable June 15, 2012)			0.250

	Quarter Ended March 31,
	2012	2011
Cash Dividends Per Share	$0.25	$0.243
Diluted Earnings Per Share	0.45	0.45
Dividend Payout Ratio	55.56%	54.00%
Total Equity (in thousands)	$168,466	$159,188
Shares Issued and Outstanding (in thousands)	11,761	11,745
Book Value Per Share	$14.32	$13.55
Intangible Assets (in thousands)	$26,653	$24,900
Tangible Book Value Per Share	$12.06	$11.43
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments and our ability to quickly pledge a substantial portion of our available marketable investment securities and loans to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $466.8 million at period-end 2012, down 16.1% from the year-end 2011 level, resulting from our sale during the completed quarter of securities at favorable prices. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity. But, if market conditions are favorable, including the possibility of recognizing unrealized gains in the portfolio, we may elect to pursue modest sales of such securities conducted in an orderly fashion, as we did in the just completed quarter.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during 2012.
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $116.9 at March 31, 2012. During the first quarter of 2012, we did not use this short-term borrowing facility.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At March 31, 2012, the amount available under this facility was $250.8 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences.
During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks. In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash and due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates but rates that are still historically low for the maturities in question. The

# 43

financial markets have been challenging for many financial institutions, and the widely accepted view is that lack of liquidity has been as great a problem as capital shortage. As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

Important Proposed Changes to Regulatory Capital and Liquidity Standards

In December, 2009, the Basel Committee on Banking Supervision (the “Basel Committee”) released a comprehensive list of proposals for changes to capital and liquidity requirements for banking institutions (commonly referred to as “Basel III”).  In July 2010, the Basel Committee announced the overall design for its new capital and liquidity requirements. These new Basel III requirements, when finalized, will affect our holding company and our banks, because they will be incorporated or reflected, directly or indirectly, in the new bank regulatory capital and liquidity requirements to be imposed in upcoming years by U.S. bank regulators on U.S. banks under U.S. banking law, specifically, under the provisions of the Dodd-Frank Act requiring enhanced bank capital and liquidity levels. That is, the Basel III capital and liquidity requirements, when promulgated, will be important for us as well as for our banking competitors.
In September 2010, the oversight body of the Basel Committee announced the specific proposed new standards, i.e., the minimum capital ratios and transition periods proposed under Basel III. They provide for the following:  (i) a new Tier 1 common equity standard requiring a minimum ratio of common equity to total risk-weighted assets of 4.5% (to be phased in by January 1, 2015), with common equity defined to include essentially only paid-in common stock amounts and retained earnings; (ii) an increased minimum Tier 1 capital ratio of 6.0%, up from 4.0% of risk-weighted assets (to be phased in by January 1, 2015); (iii) an additional minimum capital buffer of Tier 1 common equity equal to 2.5% of total risk-weighted assets (to be phased in between January 1, 2016 and January 1, 2019, which will bring the minimum Tier 1 common equity ratio to 7.0% and the minimum Tier 1 capital ratio to 8.5%); and (iv) a minimum leverage ratio of 3.0% (to be tested starting January 1, 2013).  The proposals also narrow the definition of capital, excluding previously qualifying Tier 1 capital instruments that will not qualify as Tier 1 common equity as of January 1, 2013, and phasing out from the definition of capital certain other instruments, including TRUPs, over several years.
 The liquidity proposals under Basel III include:  (i) a liquidity coverage ratio (to become effective January 1, 2015); and (ii) a net stable funding ratio (to become effective January 1, 2018). Each of these liquidity ratios, if implemented in accordance with the preliminary proposals disseminated by the Basel Committee, may prove extremely challenging to banks generally, although the precise construction of the proposed liquidity measures remains very uncertain.
 Many of the details of Basel III's new minimum capital ratios will remain uncertain until the Committee's proposals are ultimately reviewed and ratified by the Group of 20 finance ministers. The final form of the liquidity measures is even more uncertain and subject to significant change in the rule promulgation process.
The final provisions of Basel III, as thus approved, must await final implementing regulations by U.S. regulators before they go into effect in the U.S. The Dodd-Frank Act directs U.S. regulators to promulgate new capital and liquidity guidelines for banking institutions and implicitly directs that the new guidelines should comply at a minimum with the final Basel III standards. See the discussion of new capital standards in the “CAPITAL RESOURCES" section, above.
Because of the uncertainty surrounding these new capital and liquidity requirements, we are not able to predict at this time the content thereof or the impact that any changes in regulation may have on the Company.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2012 Compared With
Three Months Ended March 31, 2011

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	Mar 2012	Mar 2011	Change	% Change
Net Income	$5,288	$5,281	$7	0.1%
Diluted Earnings Per Share	0.45	0.45	—	—
Return on Average Assets	1.09%	1.11%	(0.02)%	(1.8)
Return on Average Equity	12.67%	13.77%	(1.10)%	(8.0)
We reported earnings (net income) of $5.3 million and diluted earnings per share of $.45 for both the first quarter of 2012 and 2011.
The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

# 44

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	Mar 2012	Mar 2011	Change	% Change
Interest and Dividend Income	$18,810	$20,821	$(2,011)	(9.7)%
Interest Expense	3,532	5,337	(1,805)	(33.8)
Net Interest Income	15,278	15,484	(206)	(1.3)
Tax-Equivalent Adjustment	872	930	(58)	(6.2)
Average Earning Assets (1)	1,845,576	1,850,150	(4,574)	(0.2)
Average Interest-Bearing Liabilities	1,545,098	1,546,849	(1,751)	(0.1)

Yield on Earning Assets (1)	4.10%	4.56%	(0.46)%	(10.1)
Cost of Interest-Bearing Liabilities	0.92	1.40	(0.48)	(34.3)
Net Interest Spread	3.18%	3.16%	—	—
Net Interest Margin	3.33	3.39	(0.06)	(1.8)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased slightly from 3.39% to 3.33%, between the first quarter of 2011 and the first quarter of 2012. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 27, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) On the other hand, our net interest spread (definition), increased by 2 basis points between the respective first quarters, from 3.16% to 3.18%, indicating that the prolonged period of our margin shrinkage may be abating. This may not, however, mark a fundamental change in market conditions or an indicator of margin improvement in upcoming periods. Net interest income for the just completed quarter, on a taxable equivalent basis, decreased $207 thousand, or 1.3%, from the first quarter of 2011. The decrease reflected not only margin shrinkage but also a small decrease in average earning assets between the quarters. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $280 thousand and $220 thousand for the quarters ended March 31, 2012 and 2011, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 40.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	Mar 2012	Mar 2011	Change	% Change
Income From Fiduciary Activities	$1,622	$1,546	$76	4.9%
Fees for Other Services to Customers	1,960	1,915	45	2.3
Insurance Commissions	1,889	1,466	423	28.9
Net Gain on Securities Transactions	502	542	(40)	(7.4)
Net Gain on the Sale of Loans	357	51	306	600.0
Other Operating Income	229	100	129	129.0
Total Noninterest Income	$6,559	$5,620	$939	16.7
Total noninterest income in the just completed quarter was $6.6 million, an increase of $939 thousand, or 16.7%, from total noninterest income of $5.6 million for the first quarter of 2011. We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities, fees for other services to customers and insurance commissions, in addition to an increase in gains on the sale of loans.
For the just completed 2012 quarter, income from fiduciary activities increased $76 thousand, or 4.9%, from the comparable 2011 quarter. The increase reflected an increase in the fair value of assets under administration, which reflected a general recovery in the U.S. stock markets as well as the addition of new account relationships. At quarter-end 2012, the market value of assets under trust administration and investment management amounted to $1.038 billion, an increase of $26.6 million, or 2.6%, from quarter-end 2011. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $2.0 million for 2012, an increase of $45 thousand, or 2.3%, from the 2011 quarter. The increase between the two periods in fees for other services to customers was primarily attributable to an increase in income from debit card transactions, which increased from $572 thousand for 2011 to $614 thousand for 2011. Effective October 1, 2011 VISA announced debit interchange rates and related modifications to comply with new Debit Regulatory Requirements. This reduced rate structure is expected to result in a slight reduction in our fee income. However, debit card usage by our customers continues to grow which is expected to partially offset the reduced rates. We do not believe that the new law's limits on debit transaction

# 45

interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.
Insurance commissions first became a significant source of noninterest income for us in the mid-to-late 2000s, following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc. Capital Financial specializes in selling and servicing group health care policies as well as life insurance. During the past two years we acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area. On April 1, 2010, we acquired Loomis and LaPann, Inc., on February 1, 2011, we acquired Upstate Agency, Inc., and on August 1, 2011, we acquired the McPhillips Agencies. In each of these acquistions, we retained all key insurance agency personnel. We have consolidated some of the insurance agency offices into our branch bank buildings. We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our expansion of this line of business.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	Mar 2012	Mar 2011	Change	% Change
Salaries and Employee Benefits	$7,903	$7,202	$701	9.7%
Occupancy Expense of Premises, Net	1,054	976	78	8.0
Furniture and Equipment Expense	970	942	28	3.0
FDIC and FICO Assessments	255	513	(258)	(50.3)
Amortization	138	100	38	38.0
Other Operating Expense	2,826	2,586	240	9.3
Total Noninterest Expense	$13,146	$12,319	$827	6.7
Efficiency Ratio	60.97%	59.42%	1.55%	2.6
Noninterest expense for the first quarter of 2012 was $13.1 million, an increase of $827 thousand, or 6.7%, over the expense for the first quarter of 2011. For the first quarter of 2012, our efficiency ratio was 60.97%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to net interest income (on a tax-equivalent basis) and noninterest income (excluding net securities gains or losses). See the discussion on page 27 of this report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences for the year ended December 31, 2011 (the most recent reporting period for which peer group information is available), our peer group ratio was 70.03%, and our ratio was 60.76% (not adjusted).
The 2012 quarter includes a full three months of activity for our three most recently acquired insurance agency subsidiaries, while the 2011 quarter only includes two months of activity for the Upstate Agency, and no activity at all for the McPhillips Agencies. The disparate impact of the acquisitions is reflected both in the increase in noninterest expenses for the 2012 quarter, reflected in the table above (which includes the agencies' expenses), as well as in the increase in insurance commission income for the quarter. All categories of noninterest expense, including amortization, experienced increases from the acquisition of the Upstate Agency and the McPhillips Agencies(except for FDIC and FICO assessments).
Salaries and employee benefits expense increased by $701 thousand, or 9.7%, from the first quarter of 2011 to the first quarter of 2012. All 45 full-time equivalent employees of the Upstate Agency and the McPhillips Agencies continued employment with us after the acquisition of each, which is fully reflected in our 2012 quarter but only partially reflected in our 2011 quarters.
Occupancy expense increased $106 thousand, or 5.5%, from the first quarter of 2011 to the first quarter of 2012. The increase was primarily attributable to increases from the offices rented by the Upstate Agency and the McPhillips Agencies. The increase in furniture and equipment expense was primarily attributable to equipment maintenance.
Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis. In the completed quarter, we continued to pay the lowest possible rate. Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits. That new method was responsible for the 50.3% decrease in FDIC insurance premiums.
Other operating expense increased $240 thousand, or 9.3%, from the first quarter of 2011. The increase was spread among a wide variety of categories and also reflects the 2011 insurance agency acquisitions. However, some categories actually declined, notably courier and supplies, due to the efficiencies resulting from the application of electronic forms of banking and office systems.

# 46

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	Mar 2012	Mar 2011	Change	% Change
Provision for Income Taxes	$2,251	$2,354	$(103)	(4.4)%
Effective Tax Rate	29.9%	30.8%	(0.90)%	(2.9)
The provisions for federal and state income taxes amounted to $2.3 and 2.4 million for both of the respective first quarters of 2012 and 2011. The decrease in the effective tax rate was primarily attributable to the increased ratio of tax exempt income in the 2012 period.

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
We occasionally are forced to make ad hoc adjustments to our model. At quarter-end 2012, the targeted federal funds rate was a range of 0 to .25%. This abnormally low short-term rate caused us to reevaluate our assumptions for the decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, because we cannot project the effect of a rate decrease below zero and prevailing rates for our liabilities, especially short-term deposits, are already very close to zero. Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, as we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, as discussed elsewhere in this report, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of March 31, 2012, a 200 basis point increase in interest rates demonstrated a .78% decrease in net interest income, and a 100 basis point decrease in long-term interest rates, adjusted as described above, demonstrated a .77% decrease in net interest income when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

# 47

actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.
Risk Factors
We do not believe that any of the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011, need to be modified in any material respect or withdrawn, or that any additional risk factors need to be presented in this Report. Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for December 31, 2011, which still pertain to our business.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its own equity securities (i.e., Arrow’s common stock) during the three months ended March 31, 2012:

First Quarter 2012 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	29,416	$25.95	—	$5,000,000
February	15,587	25.89	—	5,000,000
March	71,733	24.04	50,000	3,805,904
Total	116,736	24.77	50,000
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: January – DRIP market purchases (2,261 shares), exercise of stock options (27,155 shares); February – DRIP market purchases (2,725 shares), exercise of stock options (12,862 shares); March – DRIP market purchases (21,733 shares).
2 Share amounts listed in column C include only those shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period, which was the $5 million stock repurchase program, effective January 1, 2012, authorized by the Board of Directors in December 2011 (the “2012 Repurchase Program”). Column C amounts do not include shares purchased under the DRIP or upon exercise of outstanding stock options.
3 Dollar amount of repurchase authority remaining at each month-end during the quarter as listed in column D represents the amount remaining under the 2012 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.

# 48

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

Item 6.
Exhibits

Exhibit Number	Exhibit
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

# 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 7, 2012	/s/Thomas L. Hoy
Date	Thomas L. Hoy, Chairman, President and
Chief Executive Officer

May 7, 2012	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 50