Form 10-Q
period 2012-06-30
ARROW FINANCIAL CORP
filed 2012-08-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-12507

ARROW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New York	22-2448962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2012
Common Stock, par value $1.00 per share	11,767,145

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2012	December 31, 2011	June 30, 2011
ASSETS
Cash and Due From Banks	$31,391	$29,598	$33,202
Interest-Bearing Deposits at Banks	26,360	14,138	24,118
Investment Securities:
Available-for-Sale	431,010	556,538	511,094
Held-to-Maturity (Approximate Fair Value of $261,574 at June 30, 2012, $159,059 at December 31, 2011 and $143,327 at June 30, 2011)	252,902	150,688	138,334
Federal Home Loan Bank and Federal Reserve Bank Stock	4,479	6,722	7,019
Loans	1,146,641	1,131,457	1,120,096
Allowance for Loan Losses	(15,211)	(15,003)	(14,820)
Net Loans	1,131,430	1,116,454	1,105,276
Premises and Equipment, Net	24,823	22,629	19,490
Other Real Estate and Repossessed Assets, Net	837	516	31
Goodwill	22,003	22,003	20,823
Other Intangible Assets, Net	4,608	4,749	4,221
Accrued Interest Receivable	5,712	6,082	6,689
Other Assets	31,421	32,567	31,477
Total Assets	$1,966,976	$1,962,684	$1,901,774
LIABILITIES
Noninterest-Bearing Deposits	$248,224	$232,038	$219,403
NOW Accounts	691,001	642,521	545,022
Savings Deposits	437,568	416,829	414,487
Time Deposits of $100,000 or More	108,277	123,668	123,640
Other Time Deposits	219,813	228,990	239,307
Total Deposits	1,704,883	1,644,046	1,541,859
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,097	26,293	60,361
Other Short-Term Borrowings	—	—	2,211
Federal Home Loan Bank Overnight Advances	—	42,000	—
Federal Home Loan Bank Term Advances	30,000	40,000	90,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	898	1,147	1,549
Other Liabilities	23,158	22,813	22,205
Total Liabilities	1,795,036	1,796,299	1,738,185
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,094,277 Shares Issued at June 30, 2012 and at December 31, 2011, and 15,625,512 Shares Issued at June 30, 2011)	16,094	16,094	15,626
Additional Paid-in Capital	209,354	207,600	194,276
Retained Earnings	28,951	23,947	30,039
Unallocated ESOP Shares (105,211 Shares at June 30, 2012, 117,502 shares at December 31, 2011, and 118,292 Shares at June 30, 2011)	(2,250)	(2,500)	(2,600)
Accumulated Other Comprehensive Loss	(6,289)	(6,695)	(2,983)
Treasury Stock, at Cost (4,223,388 Shares at June 30, 2012, 4,213,470 shares at December 31, 2011, and 4,152,043 shares at June 30, 2011)	(73,920)	(72,061)	(70,769)
Total Stockholders’ Equity	171,940	166,385	163,589
Total Liabilities and Stockholders’ Equity	$1,966,976	$1,962,684	$1,901,774

See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,628	$14,714	$27,586	$29,729
Interest on Deposits at Banks	36	22	57	44
Interest and Dividends on Investment Securities:
Fully Taxable	2,480	3,323	5,118	6,673
Exempt from Federal Taxes	1,389	1,497	2,710	3,001
Total Interest and Dividend Income	17,533	19,556	35,471	39,447
INTEREST EXPENSE
NOW Accounts	976	1,361	2,035	2,692
Savings Deposits	329	503	686	1,006
Time Deposits of $100,000 or More	569	664	1,177	1,331
Other Time Deposits	1,074	1,292	2,220	2,644
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	23	11	47
Federal Home Loan Bank Advances	172	986	369	2,302
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	154	146	313	290
Total Interest Expense	3,279	4,975	6,811	10,312
NET INTEREST INCOME	14,254	14,581	28,660	29,135
Provision for Loan Losses	240	170	520	390
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,014	14,411	28,140	28,745
NONINTEREST INCOME
Income From Fiduciary Activities	1,601	1,526	3,223	3,072
Fees for Other Services to Customers	2,054	2,058	4,014	3,973
Insurance Commissions	2,107	1,815	3,996	3,281
Gain on Securities Transactions	143	482	645	1,024
Net Gain on Sales of Loans	537	167	894	218
Other Operating Income	366	180	595	280
Total Noninterest Income	6,808	6,228	13,367	11,848
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,794	7,233	15,697	14,435
Occupancy Expenses, Net	1,970	1,894	3,994	3,812
FDIC Assessments	256	267	511	780
Other Operating Expense	2,631	2,777	5,595	5,463
Total Noninterest Expense	12,651	12,171	25,797	24,490
INCOME BEFORE PROVISION FOR INCOME TAXES	8,171	8,468	15,710	16,103
Provision for Income Taxes	2,577	2,619	4,828	4,973
NET INCOME	$5,594	$5,849	$10,882	$11,130
Average Shares Outstanding:
Basic	11,759	11,729	11,765	11,702
Diluted	11,773	11,741	11,784	11,719
Per Common Share:
Basic Earnings	$0.48	$0.50	$0.92	$0.95
Diluted Earnings	0.48	0.50	0.92	0.95

Share and Per Share Amounts have been restated for the September 2011 3% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$5,594	$5,849	$10,882	$11,130
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	445	2,611	347	3,787
Reclassification Adjustment for Securities Gains Included in Net Income	(86)	(291)	(389)	(618)
Amortization of Net Retirement Plan Actuarial Loss	229	155	457	309
Accretion of Net Retirement Plan Prior Service Credit	(5)	(19)	(9)	(38)
Other Comprehensive (Loss) Income	583	2,456	406	3,440
Comprehensive Income	$6,177	$8,305	$11,288	$14,570

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	10,882	—	—	—	10,882
Other Comprehensive (Loss) Income	—	—	—	—	406	—	406
Cash Dividends Paid, $.50 per Share	—	—	(5,878)	—	—	—	(5,878)
Stock Options Exercised (52,502 Shares)	—	627	—	—	—	522	1,149
Shares Issued Under the Directors’ Stock Plan (3,667 Shares)	—	51	—	—	—	36	87
Shares Issued Under the Employee Stock Purchase Plan (10,377 Shares)	—	139	—	—	—	103	242
Shares Issued for Dividend Reinvestment Plans (38,227 Shares)	—	549	—	—	—	380	929
Stock-Based Compensation Expense	—	207	—	—	—	—	207
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (120,117 Shares)	—	—	—	—	—	(2,954)	(2,954)
Acquisition of Subsidiaries (5,426 Shares)	—	79	—	—	—	54	133
Allocation of ESOP Stock (12,291 Shares)	—	49	—	250	—	—	299
Balance at June 30, 2012	$16,094	$209,354	$28,951	$(2,250)	$(6,289)	$(73,920)	$171,940

Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259
Net Income	—	—	11,130	—	—	—	11,130
Other Comprehensive (Loss) Income	—	—	—	—	3,440	—	3,440
Cash Dividends Paid, $.49 per Share [1]	—	—	(5,668)	—	—	—	(5,668)
Stock Options Exercised (14,717 Shares)	—	183	—	—	—	130	313
Shares Issued Under the Directors’ Stock Plan (3,634 Shares)	—	55	—	—	—	33	88
Shares Issued Under the Employee Stock Purchase Plan (10,263 Shares)	—	154	—	—	—	92	246
Shares Issued for Dividend Reinvestment Plans (37,689 Shares)	—	541	—	—	—	348	889
Stock-Based Compensation Expense	—	174	—	—	—	—	174
Tax Benefit for Disposition of Stock Options	—	2	—	—	—	—	2
Purchase of Treasury Stock (113,415 Shares)	—	—	—	—	—	(2,759)	(2,759)
Acquisition of Subsidiaries (132,504 Shares)	—	2,034	—	—	—	1,100	3,134
Allocation of ESOP Stock (14,004 Shares)	—	65	—	276	—	—	341
Balance at June 30, 2011	$15,626	$194,276	$30,039	$(2,600)	$(2,983)	$(70,769)	$163,589

1 Cash dividends paid per share have been adjusted for the September 2011 3% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2012	2011
Net Income	$10,882	$11,130
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	520	390
Depreciation and Amortization	4,363	2,945
Allocation of ESOP Stock	299	341
Gains on the Sale of Securities Available-for-Sale	(645)	(1,041)
Other-Than-Temporary Impairment	—	17
Loans Originated and Held-for-Sale	(27,593)	(18,066)
Proceeds from the Sale of Loans Held-for-Sale	27,680	28,317
Net Gains on the Sale of Loans	(894)	(218)
Net (Gains) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(38)	2
Contributions to Pension Plans	(160)	(1,698)
Deferred Income Tax (Benefit) Expense	(311)	537
Shares Issued Under the Directors’ Stock Plan	87	88
Stock-Based Compensation Expense	207	174
Net (Increase) Decrease in Other Assets	1,564	(2,439)
Net Increase (Decrease) in Other Liabilities	775	4,026
Net Cash Provided By (Used In) Operating Activities	16,736	24,505
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	16,385	16,971
Proceeds from the Maturities and Calls of Securities Available-for-Sale	125,354	145,744
Purchases of Securities Available-for-Sale	(18,041)	(151,655)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	22,454	24,205
Purchases of Securities Held-to-Maturity	(125,207)	(2,757)
Net (Increase) Decrease in Loans	(15,544)	14,892
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	583	252
Purchase of Premises and Equipment	(3,055)	(1,415)
Cash Paid for Subsidiaries	(75)	(3,487)
Net Decrease in Other Investments	2,243	1,583
Purchase of Bank Owned Life Insurance	—	(12,833)
Net Cash Provided By (Used In) Investing Activities	5,097	31,500
Cash Flows from Financing Activities:
Net Increase in Deposits	60,837	7,855
Net Increase (Decrease) in Short-Term Borrowings	(52,196)	9,358
Federal Home Loan Bank Advances	—	10,000
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(50,000)
Purchase of Treasury Stock	(2,954)	(2,759)
Stock Options Exercised	1,149	313
Shares Issued Under the Employee Stock Purchase Plan	242	246
Tax Benefit from Exercise of Stock Options	53	2
Shares Issued for Dividend Reinvestment Plans	929	889
Cash Dividends Paid	(5,878)	(5,668)
Net Cash Provided By (Used In) Financing Activities	(7,818)	(29,764)
Net Increase in Cash and Cash Equivalents	14,015	26,241
Cash and Cash Equivalents at Beginning of Period	43,736	31,079
Cash and Cash Equivalents at End of Period	$57,751	$57,320

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$7,059	$10,706
Income Taxes	3,316	4,181
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	855	228
Acquisition of Subsidiary	133	3,134
Fair Value of Assets from Acquisition of Subsidiary	—	7,688
Fair Value of Liabilities from Acquisition of Subsidiary	—	1,067

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2012, December 31, 2011 and June 30, 2011; the results of operations for the three and six-month periods ended June 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2012 and 2011; the changes in stockholders' equity for the six-month periods ended June 30, 2012 and 2011; and the cash flows for the six-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2011, included in Arrow's 2011 Form 10-K.

Note 2.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2012, December 31, 2011 and June 30, 2011 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $1,699, $893 and $261 as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively, are included in the residential real estate loan balances.

# 8

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2012
Loans Past Due 30-59 Days	$441	$—	$371	$13	$2,225	$1,554	$4,604
Loans Past Due 60-89 Days	1,779	—	—	5	483	639	2,906
Loans Past Due 90 or more Days	—	—	692	—	124	1,818	2,634
Total Loans Past Due	2,220	—	1,063	18	2,832	4,011	10,144
Current Loans	99,074	17,628	234,798	6,525	331,266	447,206	1,136,497
Total Loans	$101,294	$17,628	$235,861	$6,543	$334,098	$451,217	$1,146,641

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$27	$—	$—	$477	$504
Nonaccrual Loans	$1,675	$—	$1,511	$1	$536	$3,099	$6,822

December 31, 2011
Loans Past Due 30-59 Days	$538	$—	$284	$75	$3,512	$1,544	$5,953
Loans Past Due 60-89 Days	197	—	—	12	670	226	1,105
Loans Past Due 90 or more Days	17	—	1,825	6	314	3,056	5,218
Total Loans Past Due	752	—	2,109	93	4,496	4,826	12,276
Current Loans	99,039	11,083	230,040	6,225	317,879	454,915	1,119,181
Total Loans	$99,791	$11,083	$232,149	$6,318	$322,375	$459,741	$1,131,457

Loans 90 or More Days Past Due and Still Accruing Interest	$17	$—	$684	$—	$56	$905	$1,662
Nonaccrual Loans	$6	$—	$1,503	$6	$431	$2,582	$4,528

June 30, 2011
Loans Past Due 30-59 Days	$268	$—	$76	$58	$2,853	$314	$3,569
Loans Past Due 60-89 Days	251	—	1,106	4	843	1,565	3,769
Loans Past Due 90 or more Days	250	—	169	—	220	2,269	2,908
Total Loans Past Due	769	—	1,351	62	3,916	4,148	10,246
Current Loans	96,432	6,907	227,191	5,919	312,776	460,625	1,109,850
Total Loans	$97,201	$6,907	$228,542	$5,981	$316,692	$464,773	$1,120,096

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$110	$—	$23	$422	$555
Nonaccrual Loans	$319	$—	$1,173	$—	$489	$3,009	$4,990

# 9

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential		Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2012	$1,834	$661	$3,297	$352	$4,530	$3,300		$1,079	$15,053
Charge-offs	(10)	—	—	(23)	(70)	(33)		—	(136)
Recoveries	1	—	—	3	50	—		—	54
Provision	273	(133)	(2)	23	61	184		(166)	240
June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451		$913	$15,211

March 31, 2011	$1,476	$134	$4,314	$314	$4,486	$2,902		$1,119	$14,745
Charge-offs	—	—	—	(45)	(104)	(1)		—	(150)
Recoveries	2	—	—	17	36	—	—	—	55
Provision	(402)	509	(700)	18	178	143		424	170
June 30, 2011	$1,076	$643	$3,614	$304	$4,596	$3,044		$1,543	$14,820

Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414		$1,078	$15,003
Charge-offs	(15)	—	(167)	(42)	(176)	(33)		—	(433)
Recoveries	3	—	—	9	109	—		—	121
Provision	183	(74)	326	38	142	70		(165)	520
June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451		$913	$15,211

December 31, 2010	$2,037	$135	$2,993	$328	$4,760	$3,163		$1,273	$14,689
Charge-offs	(50)	—	—	(49)	(288)	(1)		—	(388)
Recoveries	3	—	—	22	104	—		—	129
Provision	(914)	508	621	3	20	(118)		270	390
June 30, 2011	$1,076	$643	$3,614	$304	$4,596	$3,044		$1,543	$14,820

June 30, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$765	$—	$—	$—	$—	$—			$765
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,333	$528	$3,295	$355	$4,571	$3,451			$13,533
Ending Loan Balance - Individually Evaluated for Impairment	$1,699	$—	$1,625	$—	$213	$1,490			$5,027
Ending Loan Balance - Collectively Evaluated for Impairment	$99,595	$17,628	$234,236	$6,543	$333,885	$449,727			$1,141,614

# 10

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2011
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$2,285	$589	$3,167	$350	$4,469	$3,065		$13,925
Ending Loan Balance - Individually Evaluated for Impairment	$66	$—	$1,953	$—	$268	$2,108		$4,395
Ending Loan Balance - Collectively Evaluated for Impairment	$99,725	$11,083	$230,196	$6,318	$322,107	$457,633		$1,127,062

June 30, 2011
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,076	$643	$3,614	$304	$4,596	$3,044		$13,277
Ending Loan Balance - Individually Evaluated for Impairment	$—	$—	$994	$—	$—	$1,812		$2,806
Ending Loan Balance - Collectively Evaluated for Impairment	$97,201	$6,907	$227,548	$5,981	$316,692	$462,961		$1,117,290

Through the provision for loan losses, an allowance is maintained that reflects our best estimate of losses related to specifically identified loans and the inherent risk of probable losses for categories of loans in the remaining portfolio.  Actual loan losses are charged against this allowance when loans are deemed uncollectible.
We use a two-step process to determine the provision for loans losses and the amount of the allowance for loan losses.  We evaluate nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment, while we evaluate the remainder of the portfolio on a pooled basis as described below.

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.  During the past five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and contains the majority of our total loan charge-offs.  We have had only two small losses on commercial real estate loans in the past five years.  Losses on commercial loans (other than those secured by real estate) are also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis.  Our net charge-offs for the past five years have been at or near historical lows for our Company.  Annualized net charge-offs for the entire loan portfolio has ranged from .04% to .09% of average loans during this period.

Qualitative Analysis:  While historical loss experience provides a reasonable starting point for our analysis, historical losses, or even recent trends in losses, do not by themselves form a sufficient basis to determine the appropriate level for the allowance.  Therefore, we also consider and adjust historical loss factors for qualitative and environmental factors that are likely to impact the inherent risk of loss associated with our existing portfolio.  These included:

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

# 11

For each homogeneous loan pool, we estimate a loss factor expressed in basis points for each of the qualitative factors above, and for historical net credit losses.  We update and change, if necessary, the loss-rates assigned to various pools based on the analysis of loss trends and the change in qualitative and environmental factors on a quarterly basis.

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of economic conditions within our market area.

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2012, December 31, 2011 and June 30, 2011:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,621	$15,826	$213,937				$323,384
Special Mention	2,393	—	2,433				4,826
Substandard	5,280	1,802	19,491				26,573
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$6,542	$333,562	$447,641	787,745
Nonperforming				1	536	3,576	4,113

December 31, 2011
Credit Risk Profile by Creditworthiness Category:
Satisfactory	91,555	9,195	213,413				314,163
Special Mention	3,975	—	458				4,433
Substandard	4,261	1,888	18,278				24,427
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,312	321,888	456,254	784,454
Nonperforming				6	487	3,487	3,980

June 30, 2011
Credit Risk Profile by Creditworthiness Category:
Satisfactory	90,354	4,967	206,900				302,221
Special Mention	4,222	263	1,048				5,533
Substandard	2,625	1,677	20,594				24,896
Doubtful	$—	$—	$—				—
Credit Risk Profile Based on Payment Activity:
Performing				5,981	316,198	461,342	783,521
Nonperforming				$—	$512	$3,431	$3,943

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows: 1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified; 2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  "Special mention" assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this risk rating include loans to borrowers with deteriorating financial strength and/or earnings record and loans with potential for problems due to weakening economic or market conditions; 3)

# 12

Substandard - Loans classified as “substandard” are inadequately protected by the current sound net worth or paying capacity of the borrower or the collateral pledged, if any.  Loans in this category have well defined weaknesses that jeopardize the repayment.  They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected.  “Substandard” loans may include loans which are likely to require liquidation of collateral to effect repayment, and other loans where character or ability to repay has become suspect. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard; 4) Doubtful - Loans classified as “doubtful” have all of the weaknesses inherent in those classified as “substandard” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current existing facts, conditions, and values highly questionable and improbable.  Although possibility of loss is extremely high, classification of these loans as “loss” has been deferred due to specific pending factors or events which may strengthen the value (i.e. possibility of additional collateral, injection of capital, collateral liquidation, debt restructure, economic recovery, etc).  Loans classified as “doubtful” need to be placed on non-accrual; and 5) Loss - Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.  As of the date of the balance sheet, all loans in this category have been charged-off to the allowance for loan losses.  Commercial loans are evaluated on an annual basis, unless the credit quality indicator falls to a level of "substandard" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used to determine any loss, as further described in this footnote.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2012
Recorded Investment:
With No Related Allowance	$58	$—	$1,625	$—	$213	$1,490	$3,386
With a Related Allowance	1,641	—	—	—	—	—	1,641
Unpaid Principal Balance:
With No Related Allowance	58	—	1,458	—	213	1,490	3,219
With a Related Allowance	1,641	—	—	—	—	—	1,641

December 31, 2011
Recorded Investment:
With No Related Allowance	$66	$—	$1,953	$—	$268	$2,108	$4,395
Unpaid Principal Balance:
With No Related Allowance	66	—	1,953	—	268	2,108	4,395

June 30, 2011
Recorded Investment:
With No Related Allowance	$—	$—	$994	$—	$—	$1,812	$2,806
Unpaid Principal Balance:
With No Related Allowance	—	—	994	—	—	1,812	2,806

For the Quarter Ended:
June 30, 2012
Average Recorded Balance:
With No Related Allowance	$60	$—	$1,707	$—	$227	$1,645	$3,639
With a Related Allowance	559	—	—	—	—	—	559
Interest Income Recognized:
With No Related Allowance	1	—	6	—	3	3	13
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	6	—	—	—	6
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2011
Average Recorded Balance:
With No Related Allowance	$—	$—	$995	$—	$—	$1,803	$2,798
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—

# 13

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total

For the Year-To-Date Period Ended:
June 30, 2012
Average Recorded Balance:
With No Related Allowance	$62	$—	$1,789	$—	$241	$1,799	$3,891
With a Related Allowance	280	—	—	—	—	—	280
Interest Income Recognized:
With No Related Allowance	3	—	44	—	5	4	56
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	44	—	—	—	44
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2011
Average Recorded Balance:
With No Related Allowance	$—	$—	$996	$—	$—	$1,793	$2,789
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—	23	23
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—

At June 30, 2012, December 31, 2011 and June 30 2011, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at December 31, 2011 and June 30, 2011. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 14

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
June 30, 2012
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16

June 30, 2011
Number of Loans	1	—	—	—	3	—	4
Pre-Modification Outstanding Recorded Investment	$62	$—	$—	$—	$31	$—	$93
Post-Modification Outstanding Recorded Investment	$62	$—	$—	$—	$31	$—	$93

For the Year-To-Date Period Ended:
June 30, 2012
Number of Loans	—	—	—	—	7	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$60	$—	$60
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$60	$—	$60

June 30, 2011
Number of Loans	1	—	—	—	9	—	10
Pre-Modification Outstanding Recorded Investment	$62	$—	$—	$—	$88	$—	$150
Post-Modification Outstanding Recorded Investment	$62	$—	$—	$—	$88	$—	$150

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2012.

# 15

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2012, December 31, 2011 and June 30, 2011:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mututal Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2012
Available-For-Sale Securities, at Amortized Cost	$48,300	$54,746	$314,394	$1,001	$1,364	$419,805
Available-For-Sale Securities, at Fair Value	48,655	55,013	325,076	801	1,465	431,010
Gross Unrealized Gains	355	284	10,863	—	107	11,609
Gross Unrealized Losses	—	17	181	200	6	404
Available-For-Sale Securities, Pledged as Collateral						183,631

Maturities of Debt Securities, at Amortized Cost:
Within One Year	24,290	14,009	14,474	—		52,773
From 1 - 5 Years	24,010	37,707	271,696	1		333,414
From 5 - 10 Years	—	1,344	28,224	—		29,568
Over 10 Years	—	1,686	—	1,000		2,686

Maturities of Debt Securities, at Fair Value:
Within One Year	24,320	14,051	14,706	—		53,077
From 1 - 5 Years	24,335	37,881	280,416	1		342,633
From 5 - 10 Years	—	1,395	29,954	—		31,349
Over 10 Years	—	1,686	—	800		2,486

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$8,637	$23,477	$800	$—	$32,914
12 Months or Longer	—	—	—	—	39	39
Total	$—	$8,637	$23,477	$800	$39	$32,953
Number of Securities in a Continuous Loss Position	—	29	9	1	1	40

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$17	$181	$200	$—	$398
12 Months or Longer	—	—	—	—	6	6
Total	$—	$17	$181	$200	$6	$404

# 16

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mututal Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2011
Available-For-Sale Securities, at Amortized Cost	$116,055	$44,712	$382,118	$1,015	$1,365	$545,265
Available-For-Sale Securities, at Fair Value	116,393	44,999	392,712	1,015	1,419	556,538
Gross Unrealized Gains	342	305	10,813	—	69	11,529
Gross Unrealized Losses	4	18	219	—	15	256
Available-For-Sale Securities, Pledged as Collateral						264,854

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$25,956	$4,505	$9,857	$—	$—	$40,318
12 Months or Longer	—	—	5,715	—	78	5,793
Total	$25,956	$4,505	$15,572	$—	$78	$46,111
Number of Securities in a Continuous Loss Position	7	12	5	—	2	26

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$4	$18	$204	$—	$—	$226
12 Months or Longer	—	—	15	—	15	30
Total	$4	$18	$219	$—	$15	$256

June 30, 2011
Available-For-Sale Securities, at Amortized Cost	$49,312	$90,451	$357,194	$1,357	$1,314	$499,628
Available-For-Sale Securities, at Fair Value	49,551	90,700	368,029	1,345	1,469	511,094
Gross Unrealized Gains	239	251	11,126	—	165	11,781
Gross Unrealized Losses	—	2	291	12	10	315
Available-For-Sale Securities, Pledged as Collateral						233,074

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$3,359	$65,391	$—	$28	$68,778
12 Months or Longer	—	—	146	317	46	509
Total	$—	$3,359	$65,537	$317	$74	$69,287
Number of Securities in a Continuous Loss Position	—	3	24	1	2	30

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$2	$291	$—	$8	$301
12 Months or Longer	—	—	—	12	2	14
Total	$—	$2	$291	$12	$10	$315

# 17

The following table is the schedule of Held-To-Maturity Securities at June 30, 2012, December 31, 2011 and June 30, 2011:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,277	$68,625	$1,000	$252,902
Held-To-Maturity Securities, at Fair Value	191,297	69,277	1,000	261,574
Gross Unrealized Gains	8,055	652	—	8,707
Gross Unrealized Losses	35	—	—	35
Held-To-Maturity Securities, Pledged as Collateral				252,902

Maturities of Debt Securities, at Amortized Cost:
Within One Year	35,450	—	—	35,450
From 1 - 5 Years	83,611	68,625	—	152,236
From 5 - 10 Years	59,047	—	—	59,047
Over 10 Years	5,169	—	1,000	6,169

Maturities of Debt Securities, at Fair Value:
Within One Year	35,563	—	—	35,563
From 1 - 5 Years	85,763	69,277	—	155,040
From 5 - 10 Years	64,429	—	—	64,429
Over 10 Years	5,542	—	1,000	6,542

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$14,908	$—	$—	$14,908
12 Months or Longer	—	—	—	—
Total	$14,908	$—	$—	$14,908
Number of Securities in a Continuous Loss Position	34	—	—	34

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$35	$—	$—	$35
12 Months or Longer	—	—	—	—
Total	$35	$—	$—	$35

# 18

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2011
Held-To-Maturity Securities, at Amortized Cost	$149,688	$—	$1,000	$150,688
Held-To-Maturity Securities, at Fair Value	158,059	—	1,000	159,059
Gross Unrealized Gains	8,378	—	—	8,378
Gross Unrealized Losses	7	—	—	7
Held-To-Maturity Securities, Pledged as Collateral				150,688

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$510	$—	$—	$510
12 Months or Longer	—	—	—	—
Total	$510	$—	$—	$510
Number of Securities in a Continuous Loss Position	1	—	—	1

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$7	$—	$—	$7
12 Months or Longer	—	—	—	—
Total	$7	$—	$—	$7

June 30, 2011
Held-To-Maturity Securities, at Amortized Cost	$137,334	$—	$1,000	$138,334
Held-To-Maturity Securities, at Fair Value	142,327	—	1,000	143,327
Gross Unrealized Gains	5,008	—	—	5,008
Gross Unrealized Losses	15	—	—	15
Held-To-Maturity Securities, Pledged as Collateral				138,334

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	1,561	—	—	1,561
Total	$1,561	$—	$—	$1,561
Number of Securities in a Continuous Loss Position	5	—	—	5

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	15	—	—	15
Total	$15	$—	$—	$15

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 19

Securities in a continuous loss position, in the tables above for June 30, 2012, December 31, 2011 and June 30, 2011 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to June 30, 2012, there were no securities downgraded below investment grade.
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

Note 4.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES
(In Thousands)

The following table presents the balance for standby letters of credit for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011:

Outstanding Guarantees Under Letters of Credit
	06/30/2012	12/31/2011	06/30/2011
Standby Letters of Credit	$11,389	$11,641	$8,301

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

For letters of credit, the amount of the collateral obtained, if any, is based on management's credit evaluation of the counter-party, most of which will expire within one year and some of which were not collateralized. All standby letters of credit were for private borrowing arrangements. The fair value of Arrow's standby letters of credit at June 30, 2012, December 31, 2011 and June 30, 2011 was insignificant.

# 20

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three months ended June 30, 2012 and 2011 :

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2012
Net Unrealized Securities Holding Gains Arising During the Period	$739	$(294)	$445	$577	$(230)	$347
Reclassification Adjustment for Securities Gains Included in Net Income	(143)	57	(86)	(645)	256	(389)
Amortization of Net Retirement Plan Actuarial Loss	379	(150)	229	757	(300)	457
Accretion of Net Retirement Plan Prior Service Credit	(8)	3	(5)	(15)	6	(9)
Other Comprehensive Loss	$967	$(384)	$583	$674	$(268)	$406

2011
Net Unrealized Securities Holding Gains Arising During the Period	$4,324	$(1,713)	$2,611	$6,272	$(2,485)	$3,787
Reclassification Adjustment for Securities Gains Included in Net Income	(482)	191	(291)	(1,024)	406	(618)
Amortization of Net Retirement Plan Actuarial Loss	257	(102)	155	512	(203)	309
Accretion of Net Retirement Plan Prior Service Credit	(32)	13	(19)	(63)	25	(38)
Other Comprehensive Income	$4,067	$(1,611)	$2,456	$5,697	$(2,257)	$3,440

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of:

Schedule of Accumulated Other Comprehensive Income (Loss)
	June 30, 2012	December 31, 2011	June 30, 2011
Retirement Plan Net Loss	$(13,252)	$(13,709)	$(10,648)
Retirement Plan Prior Service Credit	197	206	741
Net Unrealized Securities Holding Gains	6,766	6,808	6,924
Total Accumulated Other Comprehensive Loss	$(6,289)	$(6,695)	$(2,983)

# 21

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2008 Long-Term Incentive Plan, we granted options in both the first quarter of 2012 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period.

The following table presents a roll-forward of our stock option plans and grants issued during 2012:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2012	473,435
Granted	74,300
Exercised	(52,502)
Forfeited	(8,354)
Outstanding at June 30, 2012	486,879
Exercisable at Period End	300,532
Vested and Expected to Vest	486,879

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at December 31, 2011	$22.91
Granted	25.42
Exercised	21.89
Forfeited	24.43
Outstanding at June 30, 2012	23.38
Exercisable at Period End	22.80
Vested and Expected to Vest	$23.38

Grants Issued During 2012 - Weighted Average Information:
Fair Value	6.13
Fair Value Assumptions:
Dividend Yield	3.93%
Expected Volatility	37.43%
Risk Free Interest Rate	1.22%
Expected Lives (in years)	6.46

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended June 30, 2012 and 2011:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Share-Based Compensation Expense	$108	$92	$207	$174

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 22

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three- and six-month periods ended June 30:

Benefit Plans - Periodic Benefit Costs
	Pension Plans		Other Post-Retirement Benefit Plans
	Periods Ended:		Periods Ended:
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
For the Quarterly Periods:
Service Cost	$358	$395	$45	$40
Interest Cost	585	431	93	67
Expected Return on Plan Assets	(755)	(746)	—	—
Amortization (Accretion) of Prior Service Cost (Credit)	21	(3)	(29)	(29)
Amortization of Net Loss	346	233	33	24
Net Periodic Benefit Cost	$555	$310	$142	$102
Plan Contributions During the Period	$80	$1,599	$158	$86

For the Year-to-Date Periods:
Service Cost	$717	$715	$90	$80
Interest Cost	1,040	910	181	182
Expected Return on Plan Assets	(1,510)	(1,390)	—	—
Amortization (Accretion) of Prior Service Cost (Credit)	42	(6)	(57)	(57)
Amortization of Net Loss	691	465	66	47
Net Periodic Benefit Cost	$980	$694	$280	$252
Plan Contributions During the Period	$160	$1,698	$231	$172
Estimated Future Contributions in the Current Fiscal Year	$1,850		$475

Although we are not required to make a contribution to our qualified pension plan in 2012, we expect to make a contribution subject to changes in market conditions. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to actual expenses for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2012 and 2011.  All share and per share amounts have been adjusted for the 2011 3% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	6/30/2012	6/30/2011	6/30/2012	6/30/2011
Earnings Per Share - Basic:
Net Income	$5,594	$5,849	$10,882	$11,130
Weighted Average Shares - Basic	11,759	11,729	11,765	11,702
Earnings Per Share - Basic	$0.48	$0.50	$0.92	$0.95

Earnings Per Share - Diluted:
Net Income	$5,594	$5,849	$10,882	$11,130
Weighted Average Shares - Basic	11,759	11,729	11,765	11,702
Dilutive Average Shares Attributable to Stock Options	14	12	19	17
Weighted Average Shares - Diluted	$11,773	$11,741	$11,784	$11,719
Earnings Per Share - Diluted	$0.48	$0.50	$0.92	$0.95
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	205	132	205	132

# 23

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2012, December 31, 2011 and June 30, 2011 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$48,655	$—	$48,655	$—
State and Municipal Obligations	55,013	—	55,013	—
Mortgage-Backed Securities - Residential	325,076	—	325,076	—
Corporate and Other Debt Securities	801	—	801	—
Mutual Funds and Equity Securities	1,465	249	1,216	—
Total Securities Available-for-Sale	$431,010	$249	$430,761	$—
December 31, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$116,393	$—	$116,393	$—
State and Municipal Obligations	44,999	—	44,999	—
Mortgage-Backed Securities - Residential	392,712	—	392,712	—
Corporate and Other Debt Securities	1,015	—	1,015	—
Mutual Funds and Equity Securities	1,419	257	1,162	—
Total Securities Available-for Sale	$556,538	$257	$556,281	$—
June 30, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$49,551	$—	$49,551	$—
State and Municipal Obligations	90,700	—	90,700	—
Mortgage-Backed Securities - Residential	368,029	—	368,029	—
Corporate and Other Debt Securities	1,345	—	1,028	317
Mutual Funds and Equity Securities	1,469	215	1,254	—
Total Securities Available-for Sale	$511,094	$215	$510,562	$317

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2012
Collateral Dependent Impaired Loans	$486	$—	$486	$—
Other Real Estate Owned and Repossessed Assets, Net	837	—	837	—
December 31, 2011:
Other Real Estate Owned and Repossessed Assets, Net	$516	$—	$516	$—
June 30, 2011
Other Real Estate Owned and Repossessed Assets, Net	$31	$—	$31	$—

# 24

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Recurring Basis

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

The fair value of level 3 securities available-for-sale at June 30, 2011, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral.

The fair value of other real estate owned was based on third-party appraisals.

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets.  Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at June 30, 2012, December 31, 2011 and June 30, 2011.

Unobservable Input Reconciliation of the Fair Value of Assets Measured on a Recurring Basis

The following table is a reconciliation of the beginning and ending balances for 2011 of the Level 3 assets of Arrow, i.e., as to which fair value is measured using significant unobservable inputs, all of which are securities available-for-sale:

Roll-Forward of the Fair Value of Level 3 Assets Measured on a Recurring Basis
Available-for-Sale Securities
Beginning Balance, January 1, 2011	$283
Principal payment received	(2)
Total net gains (realized/unrealized) included in other comprehensive income	36
Ending Balance, June 30, 2011	$317

There was no other-than-temporary impairment of the assets in the table above.

# 25

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Cash and Cash Equivalents	$57,751	$57,751	$57,751	$—	$—
Securities Available-for-Sale	431,010	431,010	249	430,761	—
Securities Held-to-Maturity	252,902	261,574	—	261,574	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,479	4,479	4,479	—	—
Net Loans	1,131,430	1,156,811	—	—	1,156,811
Accrued Interest Receivable	5,712	5,712	5,712	—	—
Deposits	1,704,883	1,708,994	1,380,904	328,090	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,097	16,097	16,097	—	—
Federal Home Loan Bank Term Advances	30,000	31,269	—	31,269	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	898	898	898	—	—

December 31, 2011
Cash and Cash Equivalents	$43,736	$43,736	$43,736	$—	$—
Securities Available-for-Sale	556,538	556,538	257	556,281	—
Securities Held-to-Maturity	150,688	159,059	—	159,059	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,722	6,722	6,722	—	—
Net Loans	1,116,454	1,141,310	—	—	1,141,310
Accrued Interest Receivable	6,082	6,082	6,082	—	—
Deposits	1,644,046	1,650,849	1,291,388	359,461	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	26,293	26,293	26,293	—	—
Federal Home Loan Bank Term Advances	82,000	83,553	—	83,553	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	1,147	1,147	1,147	—	—

June 30, 2011
Cash and Cash Equivalents	$57,320	$57,320	$57,320	$—	$—
Securities Available-for-Sale	511,094	511,094	215	510,562	317
Securities Held-to-Maturity	138,334	143,327	—	143,327	—
Federal Home Loan Bank and Federal Reserve Bank Stock	7,019	7,019	7,019	—	—
Net Loans	1,105,276	1,132,069	—	—	1,132,069
Accrued Interest Receivable	6,689	6,689	6,689	—	—
Deposits	1,541,859	1,550,490	1,178,912	371,578	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	60,361	60,361	60,361	—	—
Federal Home Loan Bank Term Advances	90,000	93,236	—	93,236	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	1,549	1,549	1,549	—	—

# 26

Fair Value Methodology for Financial Instruments Not Measured on a Recurring or Nonrecurring Basis

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
The fair value of time deposits is based on the discounted value of contractual cash flows, except that the fair value is limited to the extent that the customer could redeem the certificate after imposition of a premature withdrawal penalty.  The discount rates are estimated using the FHLBNY yield curve, which is considered representative of Arrow’s time deposit rates. The fair value of all other deposits is equal to the carrying value.
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

# 27

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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
August 7, 2012

# 28

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2012

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise. Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); three property and casualty insurance agencies: Loomis & LaPann, Inc., Upstate Agency LLC, and McPhillips Agency which is a division of Glens Falls National Insurance Agencies LLC; North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly owned or majority owned subsidiaries of Glens Falls National.
At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 349 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2012 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements
Topic	Page	Location
Impact of Heath Care Reform	36	"Health care reform"
Impact of market rate structure on net interest margin, loan yields and deposit rates	40	1st paragraph
	40	2nd paragraph under "Recent Pressure on Our Net Interest Margin"
	43	2nd paragraph under "Potential Inflation; Effect on Interest Rates and Margin"
	43	Last 2 paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	45	1st paragraph in section
Future level of nonperforming assets	46	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	41	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	42	Last paragraph under "Indirect Consumer Loans"
Future level of commercial loans	43	1st paragraph
Impact of changing capital standards and legislative developments	35	"Dodd-Frank Act"
	46	"New Capital Standards to be Promulgated"
Liquidity	49	4th paragraph
Fees for other services to customers	50	Last paragraph
	53	3rd paragraph under "Noninterest Income"
Insurance commissions	51	1st full paragraph
	53	2nd to last paragraph

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

# 29

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets includes many items, but essentially represents goodwill for Arrow.

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of certain GAAP financial measures, including net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact during the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business. In our presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, we supply the supplemental financial information and explanations required under Regulation G.

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

# 30

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	06/30/2012	03/31/2012	12/31/2011	09/30/2011	06/30/2011
Net Income	$5,594	$5,288	$5,431	$5,372	$5,849
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	86	303	—	1,069	291
Net Gain on Sales of Loans	324	216	259	132	101
Reversal of the VISA Litigation Reserve	178	—	—	—	—
Prepayment Penalty on FHLB Advances	—	—	—	(989)	—
Share and Per Share Data:[1]
Period End Shares Outstanding	11,766	11,761	11,763	11,796	11,696
Basic Average Shares Outstanding	11,759	11,770	11,782	11,754	11,729
Diluted Average Shares Outstanding	11,773	11,794	11,788	11,776	11,741
Basic Earnings Per Share	$0.48	$0.45	$0.46	$0.46	$0.50
Diluted Earnings Per Share	0.48	0.45	0.46	0.46	0.50
Cash Dividend Per Share	0.25	0.25	0.24	0.24	0.24
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$55,023	$30,780	$49,101	$32,855	$31,937
Investment Securities	682,589	678,474	674,338	646,542	697,796
Loans	1,143,666	1,136,322	1,126,452	1,119,384	1,128,006
Deposits	1,733,320	1,683,781	1,668,062	1,554,349	1,596,876
Other Borrowed Funds	66,022	83,055	101,997	164,850	179,989
Shareholders’ Equity	170,199	167,849	168,293	166,514	161,680
Total Assets	1,994,883	1,959,741	1,963,915	1,911,853	1,961,908
Return on Average Assets	1.13%	1.09%	1.10%	1.11%	1.20%
Return on Average Equity	13.22%	12.67%	12.80%	12.80%	14.51%
Return on Tangible Equity[2]	15.67%	15.07%	15.22%	15.19%	17.16%
Average Earning Assets	$1,881,278	$1,845,576	$1,849,891	$1,798,781	$1,857,739
Average Interest-Bearing Liabilities	1,565,692	1,545,098	1,547,071	1,487,923	1,559,014
Interest Income, Tax-Equivalent	18,508	18,810	19,179	19,884	20,500
Interest Expense	3,279	3,532	4,022	4,345	4,975
Net Interest Income, Tax-Equivalent	15,229	15,278	15,157	15,539	15,525
Tax-Equivalent Adjustment	975	872	832	887	944
Net Interest Margin [3]	3.26%	3.33%	3.25%	3.43%	3.35%
Efficiency Ratio Calculation:
Noninterest Expense	$12,651	$13,146	$12,455	$14,603	$12,171
Less: Intangible Asset Amortization	(127)	(138)	(142)	(135)	(134)
Prepayment Penalty on FHLB Advances	—	—	—	(1,638)	—
Net Noninterest Expense	$12,524	$13,008	$12,313	$12,830	$12,037
Net Interest Income, Tax-Equivalent	$15,229	$15,278	$15,157	$15,539	$15,525
Noninterest Income	6,808	6,559	6,199	7,881	6,228
Less: Net Securities Gains	(143)	(502)	—	(1,771)	(482)
Net Gross Income	$21,894	$21,335	$21,356	$21,649	$21,271
Efficiency Ratio	57.20%	60.97%	57.66%	59.26%	56.59%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$171,940	$168,466	$166,385	$168,624	$163,589
Book Value per Share	14.61	14.32	14.14	14.30	13.99
Intangible Assets	26,611	26,653	26,752	26,788	25,044
Tangible Book Value per Share [2]	12.35	12.06	11.87	12.02	11.85
Capital Ratios:
Tier 1 Leverage Ratio	9.10%	9.10%	8.95%	9.10%	8.67%
Tier 1 Risk-Based Capital Ratio	14.84%	14.84%	14.71%	15.06%	14.76%
Total Risk-Based Capital Ratio	16.10%	16.10%	15.96%	16.31%	16.02%
Assets Under Trust Administration and Investment Management	$1,019,702	$1,038,186	$973,551	$925,671	$1,017,091

1Share and Per Share Data have been restated for the September 29, 2011 3% stock dividend.
2Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance (see page 30).
3Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance (see page 30).

# 31

Selected Six-Month Period Information:
(Dollars In Thousands, Except Per Share Amounts)

	06/30/2012	6/30/2011
Net Income	$10,882	$11,130

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	389	618
Net Gain on Sales of Loans	540	132
Reversal of the VISA Litigation Reserve	178	—

Period-End Shares Outstanding	11,766	11,696
Basic Average Shares Outstanding	11,765	11,702
Diluted Average Shares Outstanding	11,784	11,719
Basic Earnings Per Share	$0.92	$0.95
Diluted Earnings Per Share	0.92	0.95
Cash Dividends Per Share	0.50	0.49

Average Assets	$1,977,312	$1,948,732
Average Equity	169,024	158,651
Return on Average Assets	1.11%	1.15%
Return on Average Equity	12.95%	14.15%

Average Earning Assets	$1,863,428	$1,853,966
Average Interest-Bearing Liabilities	1,555,394	1,552,965
Interest Income, Tax-equivalent [1]	37,318	41,322
Interest Expense	6,811	10,312
Net Interest Income, Tax-equivalent [1]	30,507	31,010
Tax-equivalent Adjustment	1,847	1,875
Net Interest Margin [1]	3.29%	3.37%
Efficiency Ratio Calculation [1]
Noninterest Expense	$25,797	$24,490
Less: Intangible Asset Amortization	(265)	(235)
Net Noninterest Expense	$25,532	$24,255
Net Interest Income, Tax-equivalent [1]	$30,507	$31,010
Noninterest Income	13,367	11,848
Less: Net Securities Gains	(645)	(1,024)
Net Gross Income, Adjusted	$43,229	$41,834
Efficiency Ratio [1]	59.06%	57.98%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.23%	8.67%
Total Stockholders' Equity (i.e. Book Value)	$171,940	$163,589
Book Value per Share	14.61	13.99
Intangible Assets	26,611	25,044
Tangible Book Value per Share [1]	12.35	11.85
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.06%	0.05%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.09%	0.07%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.33%	1.32%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	194.12%	253.3%
Nonperforming Loans as a Percentage of Period-end Loans	0.68%	0.52%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.44%	0.31%
1 See “Use of Non-GAAP Financial Measures” on page 30.

# 32

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 30) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Quarter Ended June 30:	2012			2011
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$55,023	$36	0.26%	$31,937	$21	0.26%
Investment Securities:
Fully Taxable	457,354	2,485	2.19	451,463	3,323	2.95
Exempt from Federal Taxes	225,235	2,285	4.08	246,333	2,370	3.86
Loans	1,143,666	13,702	4.82	1,128,006	14,786	5.26
Total Earning Assets	1,881,278	18,508	3.96	1,857,739	20,500	4.43
Allowance for Loan Losses	(15,135)			(14,774)
Cash and Due From Banks	29,981			27,789
Other Assets	98,759			91,154
Total Assets	$1,994,883			$1,961,908
Deposits:
NOW Accounts	$733,600	976	0.54	$605,664	1,361	0.90
Savings Deposits	431,896	329	0.31	409,179	503	0.49
Time Deposits of $100,000 Or More	111,766	569	2.05	123,179	664	2.16
Other Time Deposits	222,408	1,074	1.94	241,003	1,292	2.15
Total Interest-Bearing Deposits	1,499,670	2,948	0.79	1,379,025	3,820	1.11
Short-Term Borrowings	16,022	5	0.13	59,150	23	0.16
FHLBNY Term Advances and Other Long-Term Debt	50,000	326	2.62	120,839	1,132	3.76
Total Interest-Bearing Liabilities	1,565,692	3,279	0.84	1,559,014	4,975	1.28
Demand Deposits	233,650			217,851
Other Liabilities	25,342			23,363
Total Liabilities	1,824,684			1,800,228
Stockholders’ Equity	170,199			161,680
Total Liabilities and Stockholders’ Equity	$1,994,883			$1,961,908
Net Interest Income (Tax-equivalent Basis)		15,229			15,525
Reversal of Tax Equivalent Adjustment		(975)	0.21%		(944)	0.20%
Net Interest Income		$14,254			$14,581
Net Interest Spread			3.12%			3.15%
Net Interest Margin			3.26%			3.35%

# 33

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 30) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Six-Month Period Ended June 30:	2012			2011
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$42,902	$57	0.27%	$33,844	$44	0.26%
Investment Securities:
Fully Taxable	469,889	5,128	2.19	445,067	6,682	3.03
Exempt from Federal Taxes	210,642	4,399	4.20	245,790	4,732	3.88
Loans	1,139,995	27,734	4.89	1,129,265	29,864	5.33
Total Earning Assets	1,863,428	37,318	4.03	1,853,966	41,322	4.49
Allowance for Loan Losses	(15,072)			(14,735)
Cash and Due From Banks	29,876			26,646
Other Assets	99,080			82,855
Total Assets	$1,977,312			$1,948,732
Deposits:
NOW Accounts	$711,291	2,035	0.58	$600,013	2,692	0.90
Savings Deposits	428,571	686	0.32	401,569	1,006	0.51
Time Deposits of $100,000 Or More	116,439	1,177	2.03	120,894	1,331	2.22
Other Time Deposits	224,555	2,220	1.99	243,553	2,644	2.19
Total Interest-Bearing Deposits	1,480,856	6,118	0.83	1,366,029	7,673	1.13
Short-Term Borrowings	23,934	11	0.09	56,003	47	0.17
FHLBNY Term Advances and Other Long-Term Debt	50,604	682	2.71	130,933	2,592	3.99
Total Interest-Bearing Liabilities	1,555,394	6,811	0.88	1,552,965	10,312	1.34
Demand Deposits	227,694			214,836
Other Liabilities	25,200			22,280
Total Liabilities	1,808,288			1,790,081
Stockholders’ Equity	169,024			158,651
Total Liabilities and Stockholders’ Equity	$1,977,312			$1,948,732
Net Interest Income (Tax-equivalent Basis)		30,507			31,010
Reversal of Tax Equivalent Adjustment		(1,847)	0.20%		(1,875)	0.20%
Net Interest Income		$28,660			$29,135
Net Interest Spread			3.15%			3.15%
Net Interest Margin			3.29%			3.37%

OVERVIEW
We reported net income for the second quarter of 2012 of $5.6 million, representing diluted earnings per share (EPS) of $0.48. This EPS result was a decrease of two cents, or 4.0%, from the 2011 second quarter. Return on average equity (ROE) for the 2012 quarter continued to be strong at 13.22%, although down from the ROE of 14.51% for the quarter ended June 30, 2011. Return on average assets (ROA) for the 2012 quarter also continued to be strong at 1.13%, although down from ROA of 1.20% for the quarter ended June 30, 2011. Net income for both quarters included net securities gains and the 2012 second quarter included a $178 thousand (net of tax) reversal of the remaining amount of a reserve first established by us at year-end 2007 for VISA litigation expenses (see discussion below). Total assets were $1.967 billion at June 30, 2012, which represented an increase of $4.3 million, or 0.2%, above the level at December 31, 2011, and an increase of $65.2 million, or 3.4%, from the June 30, 2011 level.
For the six months ended June 30, 2012, net income was $10.9 million, representing EPS of $.92, a decrease of three cents or 3.1% from the comparable 2011 period. ROE and ROA for the 2012 six-month period were 12.95% and 1.11%, respectively, down from the 14.15% and 1.15% ratios for the comparable 2011 period. The change in net income for the three- and six-month periods is more fully described in the following section on "Results of Operations."
Stockholders’ equity was $171.9 million at June 30, 2012, an increase of $8.4 million, or 5.1%, from the year earlier level. Stockholders' equity was also up $5.6 million, or 3.3%, from the December 31, 2011 level of $166.4 million. The components of the change in stockholders’ equity since year-end 2011 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 37 entitled, “Increase in Stockholder Equity.”

# 34

Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of June 30, 2012 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even if the new enhanced capital requirements as set forth in the June 2012 joint bank regulatory release "Basel III Notices of Proposed Rulemaking" were presently in effect as proposed, Arrow and its banks would meet all of these enhanced standards. See the discussions of "New Capital Standards to be Promulgated" and "Current Capital Standards" under the “CAPITAL RESOURCES" section beginning on page 46, and “Important Proposed Changes to Regulatory Capital Standards” on page 47.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York State was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment felt throughout most of the country. This may have been due, in part, to the fact that our market area was less affected by the preceding real estate “bubble” than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 29 for peer group information). By year-end 2010, however, our loan quality began to stabilize, a trend that continued through 2011 and the first half of 2012. During this period, although nonperforming loans increased slightly, net charge-offs remained quite low. Nonperforming loans were $7.8 million at June 30, 2012, representing 0.68% of period-end loans. By way of comparison, this ratio for our peer group was 3.04% at March 31, 2012, which was a significant improvement from the peer group's ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007. Loans charged-off (net of recoveries) against our allowance for loan losses was a very low $82 thousand for the second quarter of 2012, as compared to $95 thousand for the 2011 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.03% for the second quarter of 2012 and 0.05% for all of 2011, compared with our peer group's ratio of 0.52% for the first quarter of 2012 and 0.93% for all of 2011. At June 30, 2012, the allowance for loan losses was $15.2 million representing 1.33% of total loans, unchanged from the December 31, 2011 ratio.
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

◦
Residential Real Estate Loans: We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to all of our originations.

◦
Indirect Consumer Lending (Primarily Automobile Loans): These loans comprise approximately 30% of our loan portfolio. Throughout 2010, 2011 and the first half of 2012, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments: The recently enacted laws discussed below (the Dodd-Frank Act and the health care reform act) are and will continue to be particularly important to us.

(i) Dodd-Frank Act: As a result of the recent financial crisis that significantly damaged the economy and the financial sector of the United States, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly increase banks' compliance expenses, thereby reducing or restraining profitability. Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the existing capital requirements for banks and holding companies and may be much more onerous. See the discussion under “Important Proposed Changes to Regulatory Capital and Liquidity Standards” on page 47 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such small-to-medium-sized bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital until maturity or redemption. TRUPs have been an important financing tool for community banks such as ours but, absent a change in the law, will no longer serve as a viable source of new capital.
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

2.
The FDIC insurance assessment on banks is now asset-based, not deposit-based, which actually reduces insurance costs for most small to mid-sized institutions, like Arrow. Under the new method, our premiums were reduced from $513 thousand of FDIC

# 35

and FICO assessments for the first quarter of 2011 (the last quarter under the old deposit-based method of assessment), to $267 thousand of expense for the second quarter of 2011 (under the new asset-based method), a decline of 48%.

3.
New limitations imposed by Dodd-Frank on debit card interchange fees, which technically apply only to the very large banks having more than $10 billion in assets, have already had and likely will continue to have a negative impact on the fee income of smaller banks like ours, due to competitive pressures.

Rules still in the formulation process include those related to short-term borrowing disclosures, mandatory retention of a portion of loans initiated and sold, and executive compensation. Several of these issues are highly controversial, and the implementing regulations to be forthcoming will be the focus of much discussion and concern.

(ii) Health care reform: In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. However, we do not currently expect that the impact will be material. The exact extent of the Health Reform Act's impact, if any, cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available. Also, the new statute has been the subject of legal challenges mounted by state authorities. In June 2012, the U.S. Supreme Court upheld the so-called "individual mandate" which will be a primary funding mechanism for the plan. The Company will continue to monitor the impact of the Act, if any on its benefit plans.

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2011 and 2010, nor in 2012 through the date of this Report. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 49). In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (overnight borrowing arrangements with our correspondent banks, FHLBNY overnight and term credit arrangement advances and the Federal Reserve Bank discount window, are our main liability-based sources). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. In a few well-publicized instances at the height of the crisis, liquidity was such a problem for particular institutions that they experienced a run on deposits, even though there was no reasonable expectation that depositors would lose any of their deposits. We maintain, and periodically test, a contingent liquidity plan whose purpose is to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Special Assessment & Prepayment in 2009: The FDIC announced during the second quarter of 2009 that it would levy a special assessment on all FDIC insured financial institutions to rebuild the FDIC's insurance fund which was significantly depleted by bank failures during the crisis. For most insured banks (including ours), the special assessment was set as a designated percentage (0.05%) of the institution's adjusted assets (total assets less Tier 1 capital), as opposed to a percentage of covered deposits which is how the FDIC had historically set regular assessments. Institutions were instructed to estimate and accrue the special assessment expense in the second quarter of 2009. We determined that our expense was $787 thousand, which we accrued on June 30, 2009. During the third quarter of 2009 the FDIC announced that it would not impose any additional special assessments in the remainder of 2009, but would generate additional cash for the insurance fund by requiring insured institutions to prepay in the fourth quarter of 2009 their projected regular assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Our prepayment amount was $6.8 million, which is being amortized, as required by bank regulatory guidance, into expense during the relevant periods to which such assessments relate. As a result of Dodd-Frank, beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based on adjusted assets (as defined) rather than deposits, which had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including repurchase agreements. The rate, however, given the larger base (assets) on which insurance premiums are now assessed, will be a lower percentage than the rate that applied under the old deposit-based assessments. The FDIC calculated the first asset-based assessment (for the second quarter of 2011, but recognized during the third quarter of 2011), based on June 30, 2011 reported assets. Because our banks, like most small banks, have a much higher ratio of deposits to assets than the large banks maintain, our FDIC premiums actually decreased considerably, while the assessment amounts for larger banks have generally increased.

VISA Transactions - Reversal of the Litigation Reserve: On March 28, 2008, VISA Inc. redeemed, for cash, from its member banks, including Glens Falls National, 38.7% of the Visa Class B shares held by the member banks, using some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed. With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not necessarily all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear. Accordingly, during the first quarter of 2008, we recorded the following transactions:

•	A pre-tax gain of $749 thousand from the mandatory redemption by Visa from us of 38.7% of our Class B Visa Inc. shares, reflected as an increase in noninterest income.

•
A reversal of $306 thousand of the $600 thousand accrual previously recorded by us at December 31, 2007, representing our then estimated proportional share of Visa litigation costs, which reversal was reflected as a reduction in 2008 other operating expense. We retained a $294 thousand accrual for our revised estimated proportional share of Visa litigation costs.

•
We did not recognize any dollar value for our remaining Class B Visa shares, in accordance with SEC guidance, in view of the fact that any future deposits by Visa into the escrow fund for covered litigation would directly reduce the dollar value of our Class B shares while simultaneously reducing our proportionate exposure for the litigation. Since the first quarter of 2008, Visa has settled

# 36

several claims falling within the category of covered litigation, and from time to time has deposited substantial additional amounts into the escrow fund for covered litigation. Such deposits have reduced the value of our Class B Visa shares proportionately. We did not recognize any income or expense since 2008 resulting from such additional deposits by Visa into the escrow fund as it was not determinable with an appropriate level of certainty what the impact was of such funding on the Company's contingent obligation.

Most recently, in July 2012, Visa and MasterCard entered into a Memorandum of Understanding (MOU) with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa's share of this settlement also will be paid out of its escrow fund. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our remaining VISA litigation-related accrual ($294 thousand pre-tax). This reversal reduced our other operating expenses for the three-month and the six-month periods ending June 30, 2012. We believe that the $4.3 billion balance that Visa has in this escrow fund as of March 31, 2012 will now be substantially sufficient to satisfy the Company's contingent liability for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

Increase in Stockholders' Equity: At June 30, 2012, our tangible book value per share (calculated based on stockholders' equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.35, an increase of $0.48, or 4.0%, from December 31, 2011 and an increase of $0.50, or 4.2%, from the level as of March 31, 2011. Our total stockholders' equity at June 30, 2012 increased 5.1% over the year-earlier level, and our total book value per share increased by 4.4% over the year earlier level. This increase principally reflected the following factors: i) $10.9 million net income for the period; ii) issuance of $1.5 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by iii) cash dividends of $5.9 million; and (iv) repurchases of our own common stock of $2.0 million. As of June 30, 2012, our closing stock price was $24.17, resulting in a trading multiple of 1.96 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.243 per share for the first three quarters of 2011, as adjusted for a 3% stock dividend distributed September 29, 2011, and cash dividends of $.25 per share for the fourth quarter of 2011 and the first two quarters of 2012.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	6/30/2012	12/31/2011	6/30/2011	From Dec	From Jun	From Dec	From Jun
Interest-Bearing Bank Balances	$26,360	$14,138	$24,118	$12,222	$2,242	86.4%	9.3%
Securities Available-for-Sale	431,010	556,538	511,094	(125,528)	(80,084)	(22.6)%	(15.7)%
Securities Held-to-Maturity	252,902	150,688	138,334	102,214	114,568	67.8%	82.8%
Loans (1)	1,146,641	1,131,457	1,120,096	15,184	26,545	1.3%	2.4%
Allowance for Loan Losses	15,211	15,003	14,820	208	391	1.4%	2.6%
Earning Assets (1)	1,861,392	1,859,543	1,800,661	1,849	60,731	0.1%	3.4%
Total Assets	1,966,976	1,962,684	1,901,774	4,292	65,202	0.2%	3.4%
Demand Deposits	248,224	232,038	219,403	16,186	28,821	7.0%	13.1%
NOW Accounts	691,001	642,521	545,022	48,480	145,979	7.5%	26.8%
Savings Deposits	437,568	416,829	414,487	20,739	23,081	5.0%	5.6%
Time Deposits of $100,000 or More	108,277	123,668	123,640	(15,391)	(15,363)	(12.4)%	(12.4)%
Other Time Deposits	219,813	228,990	239,307	(9,177)	(19,494)	(4.0)%	(8.1)%
Total Deposits	$1,704,883	$1,644,046	$1,541,859	$60,837	$163,024	3.7%	10.6%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$16,097	$26,293	$60,361	$(10,196)	$(44,264)	(38.8)%	(73.3)%
FHLB Advances	30,000	40,000	90,000	(10,000)	(60,000)	(25.0)%	(66.7)%
Stockholders' Equity	171,940	166,385	163,589	5,555	8,351	3.3%	5.1%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. In recent years, municipal deposits on average have represented from 23% to nearly 30% of our total deposits. As of June 30, 2012, municipal deposits represented approximately 26.5% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
In general, there is a seasonal pattern to municipal deposits starting with a low point during July and August. Account balances tend to increase throughout the fall and remain elevated during the winter months, due to tax deposits, and generally receive an additional boost at the end of March from the electronic deposit of state aid to school districts. In addition to these seasonal fluctuations within accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and

# 37

out of our banks due to competitive factors. Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues, and consequently on municipal funds available for deposit. To date, this has not resulted in a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations, or an elevation in the average rates we pay on such deposits (as a result of heightened competition for such deposits), but we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the ready availability to us of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $60.8 million, or 3.7%, from December 31, 2011 to June 30, 2012, mainly due to an increase in municipal deposit relationships and dollars. Another factor contributing to the increase was a widespread flight to safety on the part of many individual savers during the crisis, who continue to increase their deposits in banks, even in the face of historically-low deposit rates. From December 31, 2011 to June 30, 2012, we experienced an increase in municipal deposit balances of $26.8 million, or 6.3%. Non-municipal deposits increased by $34.0 million, or 2.8%, with the increases spread among all categories of non-maturity products, except for money market checking, which decreased by 4.2%. At June 30, 2012 securities sold under agreements to repurchase were $10.2 million below year-end 2011 balances and $44.3 million below year-earlier levels. During the first six months of 2012, we allowed $10 million in FHLB advances to mature without replacement.
Changes in Earning Assets: Our loan portfolio increased by $15.2 million, or 1.3%, from December 31, 2011 to June 30, 2012. We experienced the following trends in our three largest segments:

1.	Commercial loans – period-end balances for this segment were up $13.9 million, or 4.1%, from December 31, 2011 to June 30, 2012, reflecting moderate demand for commercial lending.

2.	Residential real estate loans – these loans decreased by $8.0 million or 1.9% from December 31, 2011 to June 30, 2012, as we sold most of our originations during the period.

3.	Automobile loans – The balance of these loans increased by $11.2 million, or 3.3% from December 31, 2011 to June 30, 2012, reflecting a modest resurgence of automobile sales region-wide.
Most of our in-coming cash flows for the first six months of 2012 came from maturing investments and the increase in deposit balances. During that period, we purchased $144.8 million of securities to replace most of the maturing securities in the held-to-maturity and available-for-sale portfolios. The remaining cash flows were held in overnight funds at period-end pending reinvestment as suitable opportunities arise.
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
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Demand Deposits	$233,650	$221,738	$222,988	$231,276	$217,851
NOW Accounts	733,600	688,982	672,426	543,280	605,664
Savings Deposits	431,896	425,247	415,603	418,596	409,179
Time Deposits of $100,000 or More	111,766	121,112	125,679	124,055	123,179
Other Time Deposits	222,408	226,702	231,366	237,142	241,003
Total Deposits	$1,733,320	$1,683,781	$1,668,062	$1,554,349	$1,596,876
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2012	03/31/2012	12/31/2011	09/30/2011	06/30/2011
Demand Deposits	13.5%	13.2%	13.4%	14.9%	13.7%
NOW Accounts	42.3%	40.9%	40.3%	35.0%	37.9%
Savings Deposits	24.9%	25.3%	24.9%	26.9%	25.6%
Time Deposits of $100,000 or More	6.5%	7.2%	7.5%	8.0%	7.7%
Other Time Deposits	12.8%	13.4%	13.9%	15.2%	15.1%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, including the seasonality of municipal deposits (discussed under "Municipal Deposits," above), we typically experience modest growth in average deposit balances in the first quarter of each calendar year, little net growth or a small contraction in

# 38

the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially). Average balances for the second quarter of 2012 actually increased over the average balances for the first quarter of 2012, with the largest gain in NOW accounts. Municipal deposits increased in the second quarter, due to the addition of several new municipal relationships.
Quarterly Cost of Deposits

	Quarter Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.54	0.62	0.76	0.78	0.90
Savings Deposits	0.31	0.34	0.39	0.46	0.49
Time Deposits of $100,000 or More	2.05	2.02	2.03	2.11	2.16
Other Time Deposits	1.94	2.03	2.10	2.13	2.15
Total Deposits	0.68	0.76	0.85	0.89	0.96
In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the previous five quarters, for virtually all deposit categories.
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
By the December 2007 meeting of the Board of Governors, the Fed funds rate had decreased 100 basis points, to 4.25%, and in early 2008, the Fed lowered its target federal funds rate by an additional 125 basis points, to 3.00%. Over the ensuing year, the Fed in a series of additional rate reductions ultimately lowered the Fed funds target rate to the maximum extent possible; by January 2009, the rate was at an unprecedented low of 0% to .25%, where it has remained for the ensuing three-plus years. Prevailing interest rates at all maturity levels, including Treasury bill rates, have continued to trend downward over this period, to unprecedentedly low levels. Recently, the Fed announced that it would continue to follow policies intended to keep both the Fed funds rate and the rates for longer-maturity Treasury bills at their current historically low levels at least through the end of 2014, in a continuing effort to spur an economic resurgence.
When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits and these costs continued to fall in 2008 and 2009 and to a lesser extent throughout 2010 and 2011. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (since the beginning of 2009) the decline in yields on our earning assets has generally exceeded the decline in cost of our deposits. As a result of these trends, our net interest margins generally increased in late 2007 and early 2008, positively impacting our net interest income, but since mid-2008 we, like almost all banks, have experienced a fairly steady contraction in our net interest margin.

Changes in the Yield Curve in Recent Years. An additional important aspect in recent years with regard to the effect of prevailing interest rates on our profitability has been the changing shape in the yield curve. A positive (upward-sloping) yield curve, where long-term rates significantly exceed short term rates, is both a more common occurrence and generally a better situation for banks, including ours, than a flat or less upwardly-sloping yield curve. We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy. From mid-2004 to mid-2007, the yield curve “flattened,” especially during 2006 and the first half of 2007. After the Fed began increasing short-term interest rates in June 2004, longer-term rates stayed unchanged or even decreased. Therefore, the traditional spread between short-term rates and long-term rates essentially disappeared. This unusual circumstance persisted in the ensuing period when the Fed decreased short-term rates--long-term rates decreased as well and the yield curve remained flat. When the Fed reversed direction and began to increase short-term rates in late 2006 and in early 2007, the yield curve actually inverted, i.e., short-term rates increased while long-term rates did not, with the result that short-term rates actually exceeded long-term rates.
At the end of the second quarter of 2007, however, the yield on longer-term securities began to increase compared to short-term investments, and the yield curve began to resume its more traditional upward sloping shape. The increase in rate spread between short- and long-term maturities was further enhanced when long-term rates initially held steady after the Fed began lowering short-term rates in September 2007 in response to the economic downturn. Ultimately, as the crisis deepened, long-term rates also began to decrease, while short-term rates continued to decrease, roughly in parity with each other, to the historically low levels that both short- and long-term rates presently occupy, levels that the Federal Reserve explicitly seeks to perpetuate, at least through 2014, through the various means at its disposal. In recent quarters, as short-term rates have approached zero, long-term rate decreases have exceeded short-term rate decreases. In the third quarter of 2011 and the second quarter of 2012, the Federal Reserve undertook new measures specifically designed to reduce longer-term rates as compared to short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates did subsequently fall to levels not seen in many years, if ever.
The yield curve, although becoming flatter in recent periods, remains upward-sloping and may continue that way for some time, which should be of some benefit to banks and financial institutions generally. On the other hand, all lending institutions, even those like us who

# 39

have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak. Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a continuing upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand and in the U.S. economy generally experienced in the first 6 months of 2012 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S. (including the so-called "fiscal cliff" that threatens to negatively impact the domestic economy at year-end 2012).

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010 and 2011 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.
As of mid-year 2012, our net interest margin continued to be under considerable pressure. During the preceding five quarters, our margin ranged from 3.43% to 3.25%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off at a faster rate than newer, lower-priced assets. Thus, we may continue to experience some margin compression in upcoming periods. That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow, if net interest income decreases more rapidly than other sources of operating income increase.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible emergence of meaningful inflation across some or all asset classes in the U.S. and world economies. To the extent that such inflation may occur, it is widely perceived as attributable in large part to the persistent efforts of the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which started at least in the U.S. at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended in part to have the identical effect of lowering and reinforcing already low interest rates and thereby expanding the supply of credit. Although the Fed discontinued its second round of quantitative easing on June 30, 2011, and expressed at the time no immediate plans to resume the program, partially out of concern that the preceding rapid growth in the money supply might cause a sudden surge in inflation, the underlying rate of inflation in the U.S., exclusive of the historically volatile categories of fuel and food purchases, has remained quite low in the ensuing 12 months and the U.S. economy, though it improved somewhat in late 2011 and early 2012, continues to be sluggish. As a result, the Fed has continued to attempt to spur the economy through a new series of interest rate manipulations, dubbed “Operation Twist,” under which the Fed reinvests the proceeds from maturing short-term (and long-term) securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. The extent to which this step, which will continue through year-end 2012, has served to stimulate the economy is unclear, but U.S. inflation by some measures remains at or below the Fed's target rate of 2%. As of the date of this Report, many analysts are of the opinion that the Fed may resume quantitative easing, that is, resume a broad-based program of buying U.S. Treasuries and mortgage-backed securities for the Fed's portfolio using newly-created funds, if it deems that step as necessary to reignite the economy, even at the cost of possibly increased inflation. There remains, consequently, some concern that increased inflation, perhaps significant inflation, may emerge at some future date, leading eventually to a possible increase in prevailing interest rates in the U.S. financial markets.
For the present, management does not anticipate near-term substantial increases in prevailing rates. If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run. Given the extraordinary forces currently in play in the financial markets, any speculation on the likelihood of significant inflation in the near future, or the impact of such inflation on prevailing interest rates, short- or long-term, or on the net interest margins or the net interest income of banks such as ours, must be regarded as highly subjective. In management's current view, no undue reliance should be placed on inflation-based projections. Nor does management believe that speculation on possible future deflation in the U.S. or western world economies is warranted or valuable. A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.
Non-Deposit Sources of Funds
We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent quarters, we have reduced our reliance on FHLB advances as a source of funds. See the discussion on this in “Changes in Sources of Funds” on page 38.
We have also relied in the past on the issuance of trust preferred securities (or TRUPs) to meet our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of June 30, 2012 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 46 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital.

# 40

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Commercial and Commercial Real Estate	$354,316	$348,472	$336,580	$334,774	$334,517
Residential Real Estate	327,763	332,764	340,611	344,360	345,783
Home Equity	82,992	82,635	81,560	79,674	77,647
Consumer Loans - Automobile	346,080	339,409	334,561	326,287	334,518
Other Consumer Loans (1)	32,515	33,042	33,140	34,289	35,541
Total Loans	$1,143,666	$1,136,322	$1,126,452	$1,119,384	$1,128,006
Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Commercial and Commercial Real Estate	31.0%	30.7%	29.9%	29.9%	29.7%
Residential Real Estate	28.6	29.3	30.2	30.8	30.6
Home Equity	7.3	7.3	7.3	7.1	6.9
Consumer Loans - Automobile	30.3	29.8	29.7	29.2	29.6
Other Consumer Loans (1)	2.8	2.9	2.9	3.0	3.2
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio
In the second half of 2008 and throughout most of 2009, the U.S. experienced significant disruption, volatility and damage in its financial sector and capital markets, as well as in the economy generally. A major cause of the collapse was a significant decline in residential real estate values across much of the U.S., which, in turn, triggered widespread defaults on subprime mortgage loans and steep devaluations of portfolios containing these loans and securities collateralized by them. In mid-2009, as real estate values continued to fall in most areas of the U.S., problems spread from subprime loans to better quality mortgage portfolios, and in some cases prime mortgage loans, as well as home equity and credit card loans. In addition, in mid- to late-2009, commercial real estate values also began to decline and commercial real estate mortgage portfolios began to experience the same problems that previously had beset residential mortgage portfolios. In 2010, the decline in residential and commercial property values eased in many markets, at least temporarily, due in part to federal tax incentive programs which encouraged home purchases. However, in late 2010 and through 2011, the general decline in residential property values resumed in most markets, and this trend continued in the first half of 2012, although the decline appeared to be slowing, at least in some markets. The weakness in the asset portfolios of many financial institutions remains a serious concern, which has been offset somewhat, particularly for larger diversified financial organizations, by the general stabilization in the equity markets following the sudden collapse of the markets in 2008-early 2009 and the subsequent sharp rebound in late 2009 and early 2010. In sum, many lending institutions large and small have suffered sizable charge-offs and losses in their loan portfolios since 2008 as a result of their origination of or investment in residential and commercial real estate loans, particularly of the higher-risk variety.
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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 40% of the entire portfolio at period-end 2012), eclipsing both automobile loans (29% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans

# 41

were $51.3 million for the first six months of 2012, and $75.0 million and $94.2 million for the years 2011 and 2010, respectively. Although as a general matter, our originations have steadily (and sometimes significantly) increased in recent years, our residential mortgage portfolio has not increased proportionately. During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we began to sell most of the mortgage loans we originated in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we reversed course and began to retain in our portfolio most of our newly originated residential real estate loans, selling only a relatively small portion of the originations to Freddie Mac (and of course experiencing additional normal reductions in the portfolio as a result of principal amortization and prepayments on pre-existing loans).
After April 2010, rates on conventional real estate mortgages continued to fall, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by the last quarter of 2011 the national average had dropped below 4.00%, a relative decline of more than 20 percent. Since year-end 2011, rates have continued to fall to historically low levels. In response to these abnormally low rates for originations, we determined in mid-2010 to resume selling most of our originations to Freddie Mac, and have continued this practice up to the present. Our sales of originations to Freddie Mac amounted to $27.2 million for the last half of 2010, $48.5 million for all of 2011 and $26.8 million for the first six months of 2012. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may experience a net decrease in our outstanding balances in this important segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans): At June 30, 2012, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business. In the early post-2000 years, indirect loans were the largest segment of our loan portfolio. For much of this earlier period, these loans also were the fastest growing segment of our loan portfolio, both in terms of absolute dollar amount and as a percentage of the overall portfolio.
However, in the last quarter of 2007 and the first two quarters of 2008, we encountered enhanced rate competition on auto loans from other lenders, principally, the finance affiliates of the auto manufacturers who increased their offerings of heavily subsidized, low- or zero-rate loans. This increasingly competitive environment, combined with softening demand for vehicles, especially for SUVs and light trucks, had a tempering effect on our indirect originations, and we actually experienced decreases in these balances in the first two quarters of 2008. During the last two quarters of 2008, our share of the local indirect auto loan market increased somewhat as many of the major lenders in the market, including the auto companies' financing affiliates, pulled back on their bargain rate lending programs. Our portfolio at December 31, 2008 exceeded the balance at December 31, 2007 by $19.5 million, or 5.7%. However, in 2009, despite the fact that automobile sales nationwide rose modestly (adjusting for the mid-year spike in sales under the federally subsidized “cash for clunkers” program), our outstanding balances of indirect loans steadily declined from month-to-month. The reason was a combination of moderately competitive pressures on rates and a general weakening in the creditworthiness of loan applicants. Our ending balance at December 31, 2009 was $28.1 million, or 7.8%, below the 2008 year-end balance. Originations of indirect loans for 2009 were approximately $127.8 million, a decrease of $50.0 million, or 36.7%, from 2008.
In the second quarter of 2010, we introduced more competitive financing rates and as a result experienced some growth in our indirect loan balances in both the second and third quarters of 2010, before balances declined again in the fourth quarter of 2010. Overall, our originations for 2010 were approximately $176.7 million, an increase of $48.9 million, or 38.3%, over the originations for 2009. During 2010, the borrowers on the newly originated indirect loans had an average credit score at origination of over 757.
For 2011, our originations of indirect loans were $154.3 million, a decrease of $23.6 million, or 13.3%, from the total for 2010. Prepayments and normal amortization during the quarter exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $12.4 million, or 3.6%, during 2011.
In the first 6 months of 2012, there was a modest nation-wide resurgence in automobile sales (especially in the first quarter), due in the view of many to an aging fleet and a modest resurgence in consumer optimism. We too saw an increase in our originations, from $61.3 million for the first six months of 2011 to $67.3 million for the first six months of 2012, and our outstanding balances increased.
In 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period, and net charge-offs for the first six months of 2012 were below the net charge-offs for the first six months of 2011. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio. However, in response to the 2008-2009 crisis, demand for commercial loans eased and our outstanding balances at the end of 2009 were essentially unchanged from year-end 2008. During 2010, commercial loan demand began to revive in our market area and our balances increased by $28.9 million, or nearly 10.0%. In 2011 our balances grew at a respectable pace, increasing by $24.0 million, or at an annualized rate of 7.5%. For the first six months of 2012, commercial loan growth was modest, although it began to weaken somewhat in the second quarter. Nevertheless, outstanding balances at June 30, 2012, were increased by $13.9 million, or 4.1%, over December 31, 2011.
Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period from which it has not yet fully recovered, we have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.

# 42

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

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2012	3/31/2012	12/31/2011	9/30/2011	6/30/2011
Commercial and Commercial Real Estate	5.11%	5.36%	5.42%	5.57%	5.58%
Residential Real Estate	5.15	5.24	5.29	5.36	5.44
Home Equity	2.99	2.98	2.96	2.97	2.96
Consumer Loans - Automobile	4.50	4.63	4.83	4.95	5.10
Other Consumer Loans	6.39	6.56	6.84	6.99	6.91
Total Loans	4.82	4.97	5.07	5.18	5.26
In summary, average yields in our loan portfolio have steadily declined over the last 5 quarters,as a result of the historically low interest rate environment.
In the second quarter of 2012 the average yield on our loan portfolio declined by 15 basis points from the first quarter of 2012, from 4.97% to 4.82%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (the rate for this sector dropped 25 basis points, on average, between the two quarters), as well as on rates for automobile loans (a 13 basis points decline). The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter. As a consequence, we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac. The decrease in average yield on our loan portfolio of 15 basis points was 7 basis points greater than the 8 basis point decline in our average cost of deposits during the latest quarter, compared to the prior quarter. We expect that average loan yields, if they continue to decline, will decline at a somewhat faster rate than our average cost of deposits, although further declines in yields for newly originated loans as well as further declines in rates on new deposits are not certain, even if average yields and average deposit rates continue to drop somewhat.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 39 under the heading "Impact of Interest Rate Changes." We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2011 to June 30, 2012 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	06/30/2012	12/31/2011	Change	06/30/2012	12/31/2011	Change
Securities Available-for-Sale:
U.S. Agency Securities	$48,655	$116,393	$(67,738)	$355	$338	$17
State and Municipal Obligations	55,013	44,999	10,014	267	287	(20)
Mortgage-Backed Securities-Residential	325,076	392,712	(67,636)	10,682	10,594	88
Corporate and Other Debt Securities	801	1,015	(214)	(200)	—	(200)
Mutual Funds and Equity Securities	1,465	1,419	46	101	54	47
Total	$431,010	$556,538	$(125,528)	$11,205	$11,273	$(68)

Securities Held-to-Maturity:
State and Municipal Obligations	$191,297	$158,059	$33,238	$8,020	$8,371	$(351)
Mortgage-Backed Securities-Residential	69,277	—	69,277	652	—	652
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$261,574	$159,059	$102,515	$8,672	$8,371	$301
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.

# 43

As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) are guaranteed by U.S. agency and government sponsored enterprises (GSE). Mortgage-backed securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate risk. Included in corporate and other debt securities are corporate bonds and trust preferred securities which were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment as defined under generally accepted accounting principles. In the second quarter of 2011 we recognized an impairment charge of $17 thousand, on one security in our available-for-sale portfolio. The category of mutual funds and equity securities includes this other-than-temporarily impaired security.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio
(In Thousands)

	Three Months Ended		Six Months Ended
	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Sales
Mortgage-Backed Securities-Residential	$5,350	$5,780	$15,699	$15,734
Other	—	206	41	213
Net Gains on Securities Transactions	143	482	645	1,024
Proceeds on the Sales of Securities	$5,493	$6,468	$16,385	$16,971
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

	Three Months Ended		Six Months Ended
	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Purchases
U.S. Agency Securities	$—	$15,059	$—	$54,055
State and Municipal Obligations	17,739	4,659	18,014	14,354
Mortgage-Backed Securities-Residential	—	46,566	—	83,209
Other	—	16	27	37
Total Purchases	$17,739	$66,300	$18,041	$151,655

Maturities & Calls	$47,572	$97,070	$125,354	$145,744

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Six Months Ended
	06/30/2012	06/30/2011	06/30/2012	06/30/2011
Purchases
State and Municipal Obligations	$32,924	$2,757	$53,309	$2,757
Mortgage-Backed Securities-Residential	31,351	—	71,898	—
Total Purchases	$64,275	$2,757	$125,207	$2,757

Maturities & Calls	$13,467	$11,557	$22,454	$24,205

# 44

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2012	03/31/2012	12/31/2011	9/30/2011	6/30/2011
Loan Balances:
Period-End Loans	$1,146,641	$1,131,457	$1,131,457	$1,120,691	$1,120,096
Average Loans, Year-to-Date	1,139,995	1,136,322	1,126,065	1,125,936	1,129,265
Average Loans, Quarter-to-Date	1,143,666	1,136,322	1,126,452	1,119,384	1,128,006
Period-End Assets	1,966,976	1,962,684	1,962,684	1,952,978	1,901,774

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,003	$15,003	$14,689	$14,689	$14,689
Provision for Loan Losses, YTD	520	280	845	565	390
Loans Charged-off, YTD	(433)	(297)	(774)	(523)	(388)
Recoveries of Loans Previously Charged-off	121	67	243	189	129
Net Charge-offs, YTD	(312)	(230)	(531)	(334)	(259)
Allowance for Loan Losses, End of Period	$15,211	$15,053	$15,003	$14,920	$14,820

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,053	$15,003	$14,920	$14,820	$14,745
Provision for Loan Losses, QTD	240	280	280	175	170
Loans Charged-off, QTD	(136)	(297)	(251)	(135)	(150)
Recoveries of Loans Previously Charged-off	54	67	54	60	55
Net Charge-offs, QTD	(82)	(230)	(197)	(75)	(95)
Allowance for Loan Losses, End of Period	$15,211	$15,053	$15,003	$14,920	$14,820

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,822	$5,476	$4,528	$4,265	$4,990
Restructured	504	121	1,422	601	306
Loans Past Due 90 or More Days and Still Accruing Interest	510	511	1,662	826	555
Total Nonperforming Loans	7,836	6,108	7,612	5,692	5,851
Repossessed Assets	25	45	56	41	18
Other Real Estate Owned	812	510	460	281	13
Total Nonperforming Assets	$8,673	$6,663	$8,128	$6,014	$5,882

Asset Quality Ratios:
Allowance to Nonperforming Loans	194.11%	246.45%	197.1%	262.14%	253.3%
Allowance to Period-End Loans	1.33	1.32	1.33	1.33	1.32
Provision to Average Loans (Quarter)	0.08	0.10	0.05	0.06	0.06
Provision to Average Loans (YTD)	0.09	0.10	0.08	0.07	0.07
Net Charge-offs to Average Loans (Quarter)	0.03	0.08	0.08	0.03	0.03
Net Charge-offs to Average Loans (YTD)	0.06	0.08	0.05	0.04	0.05
Nonperforming Loans to Total Loans	0.68	0.54	0.67	0.51	0.52
Nonperforming Assets to Total Assets	0.44	0.33	0.41	0.31	0.31

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the second quarter of 2012, we made a provision for loan losses of $240 thousand, a decrease of $40 thousand from both the provision for the first quarter of 2012 and the provision for the fourth quarter of 2011. The decrease reflected a modest decrease in net charge-offs.
We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations. Our process for determining the provision for loan losses is described in Note 2 to our Financial Statements beginning on page 8.

# 45

Risk Elements
Our nonperforming assets at June 30, 2012 amounted to $8.7 million, an increase of $545 thousand, or 6.7%, from the December 31, 2011 total and an increase of $2.8 million or 47.5%, from the year earlier total. However, our recent levels of nonperforming assets are still significantly below our peer group averages for the corresponding dates. At June 30, 2102, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .44%, well below the ratio of 2.79% for our peer group at March 31, 2012 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	6/30/2012	12/31/2011	6/30/2011
Commercial Loans	$579	$735	$519
Commercial Real Estate Loans	370	—	588
Residential Real Estate Loans	2,192	1,726	1,998
Other Consumer Loans	2,675	4,225	3,688
Total delinquent loans	$5,816	$6,686	$6,793

At June 30, 2012, our loans in this category totaled $5.8 million, or 0.51% of loans then outstanding, a decrease of $870 thousand, or 13.0%, from the $6.7 million of such loans at December 31, 2011. The year-end 2011 total, in turn, equaled .59% of loans then outstanding.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 2 to the Financial Statements. We consider all accruing commercial and commercial real estate loans classified as substandard (as reported in Note 2) to be potential problem loans. The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of June 30, 2012, we held for sale five real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.
In light of current developments, including signs of strengthening in the U.S. economy generally and in our own market area (albeit not in local real estate markets), we do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.
CAPITAL RESOURCES
Stockholders' Equity: Stockholders' equity was $171.9 million at June 30, 2012, an increase of $5.6 million, or 3.3%, from the prior year-end.  The most significant positive changes to stockholders' equity included net income of $10.9 million and equity received from our various stock-based compensation and dividend reinvestment plans of $1.5 million. These positive changes were offset, in part by cash dividends of $5.9 million and purchases of our own common stock of $2.0 million.

Stock Repurchase Program: At its regular meeting in December 2011, the Board of Directors approved a 12-month stock repurchase program (the "January 2012 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2012 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in April 2011, and was virtually exhausted by December 2011. Under the January 2012 program, as under the April 2011 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. At June 30, 2012, 80,100 shares having an aggregate purchase price of $1.9 million had been acquired under the new 2012 program.

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

New Capital Standards to be Promulgated: The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours. These standards when adopted by regulators must be at least as strict (i.e., must establish minimum and target capital levels that are at least as high) as (i) the preexisting regulatory capital standards for U.S. financial institutions or, (ii) if higher, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank. The latter reference is generally understood as embracing the new, enhanced financial institution capital requirements that are currently being drafted and reviewed by the financial regulators for a consortium of the

# 46

world's most advanced nations, including the U.S., and are expected to be implemented, in whole or in part, by those nations. These proposed new capital requirements, commonly known as Basel III, currently await final approval by the advanced nations (the Group of 20), but will be implemented by the participating nations, to the extent implemented, only over a relatively protracted time period, i.e., over a multi-year period. The Basel III standards, if approved and included in the new U.S. bank capital standards, ultimately may require significantly higher minimum levels of capital for U.S. financial institutions when fully implemented. See the discussion under “Important Proposed Changes to Regulatory Capital Standards,” on page 47 of this Report.

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
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, without discounting of assets). For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking regulations establish five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). The law mandates that bank regulators take certain remedial actions for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines, that is, institutions falling into any of the three lowest levels of capitalization. Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations qualifying as "well-capitalized" or "adequately capitalized," that is, institutions falling to either of the top two levels of capitalization.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the recently enacted Dodd-Frank Act, trust preferred securities issued by Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under the bank regulatory capital guidelines; however, our TRUPs outstanding prior to this grandfathering date may continue to qualify as Tier 1 capital, until the redemption or maturity thereof.

Important Proposed Changes to Regulatory Capital Standards

The Dodd-Frank Act directed U.S. regulators to promulgate new capital guidelines for banking institutions and implicitly directed that the new guidelines should comply at a minimum with the final Basel III standards. In June 2012, the joint banking regulatory agencies issued proposed rules to revise current regulatory capital guidelines. In general, the proposed rules expand the risk-weighting categories from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us), are more restrictive on what qualify as capital components and increase the minimum capital ratios.
For community banks, the proposed new regulations would add a new capital ratio, a "common equity tier 1 capital ratio." The primary differences between this ratio and the current tier 1 leverage ratio are that only common equity qualifies as tier 1 capital under the new ratio and that the new ratio will include unrealized securities gains and losses as part of both capital and assets. The guidelines make changes to minimum ratios and add the concept of a "capital conservation buffer" of 2.5% to each of the minimum ratios. When the capital conservation buffer begins to erode, banking institutions will face restrictions on paying dividends and other negative consequences. The following table compares the minimum capital ratios under the proposed rules, including the 2.5% capital conservation buffer, with the current well-capitalized ratios:
Capital Ratios Comparison of Proposed Minimum Ratios (including the buffer) to Current Well-Capitalized Ratios

Capital Ratio	Proposed Minimum (with 2.5% buffer)	Current Well-Capitalized
Common Equity Tier 1 Capital Ratio	7.00%	N/A
Tier 1 Leverage Ratio	6.50%	5.00%
Tier 1 Risk-Based Capital Ratio	8.50%	6.00%
Total Risk-Based Capital Ratio	10.50%	10.00%

# 47

The changes in the proposal that would have the largest impact on our ratios, include:
•A risk-weighting scheme for residential real estate loans based on loan to value ratios.
•The phase-out of Trust Preferred securities over 10 years
•Weighting nonperforming loans at 150% versus 100% at present

We expect that if the proposed rules had been effective on June 30, 2012, our capital ratios would have exceeded each of the proposed minimums, including the capital conservation buffer.
Summary of Capital Ratios
As of June 30, 2012, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.09%	15.08%	16.34%
Glens Falls National Bank & Trust Co.	8.82%	15.00%	16.26%
Saratoga National Bank & Trust Co.	9.48%	14.08%	15.33%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
All capital ratios for our holding company and our subsidiary banks at June 30, 2012 were well above minimum capital standards for financial institutions. Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.
Stock Prices and Dividends
Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 25, 2012, our Board of Directors declared the 2012 third quarter cash dividend of $.25 payable on September 14, 2012.

			Cash
	Market Price		Dividends
	Low	High	Declared
2011
First Quarter	$21.93	$27.27	$0.243
Second Quarter	22.36	24.50	0.243
Third Quarter	21.60	24.32	0.243
Fourth Quarter	21.50	24.00	0.250
2012
First Quarter	$23.26	$27.15	$0.250
Second Quarter	23.05	24.86	0.250
Third Quarter (dividend payable September 15, 2012)			0.250

	Quarter Ended June 30,
	2012	2011
Cash Dividends Per Share	$0.25	$0.243
Diluted Earnings Per Share	0.48	0.50
Dividend Payout Ratio	52.08%	48.60%
Total Equity (in thousands)	$171,940	$163,589
Shares Issued and Outstanding (in thousands)	11,766	11,696
Book Value Per Share	$14.61	$13.99
Intangible Assets (in thousands)	$26,611	$25,044
Tangible Book Value Per Share	$12.35	$11.85

# 48

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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, and our ability to quickly pledge a substantial portion of our available marketable investment securities and loans to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $431.0 million at period-end 2012, down 22.6% from the year-end 2011 level, resulting from maturities and our sale during the completed quarter of securities for asset and liability management purposes. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity. But, if market conditions are favorable, including the possibility of recognizing unrealized gains in the portfolio, we may elect to pursue modest sales of such securities conducted in an orderly fashion, as we did in the just completed quarter.
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
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $109.2 million at June 30, 2012. During the first six months of 2012, we did not use this short-term borrowing facility.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At June 30, 2012, the amount available under this facility was $255.1 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences.
During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks. In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash and due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates but rates that are still historically low for the maturities in question. The financial markets have been challenging for many financial institutions, and the widely accepted view is that lack of liquidity has been as great a problem as capital shortage. As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2012 Compared With
Three Months Ended June 30, 2011

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	06/30/2012	06/30/2011	Change	% Change
Net Income	$5,594	$5,849	$(255)	(4.4)%
Diluted Earnings Per Share	0.48	0.50	—	—
Return on Average Assets	1.13%	1.20%	(0.07)%	(5.8)
Return on Average Equity	13.22%	14.51%	(1.29)%	(8.9)
We reported earnings (net income) of $5.6 million and diluted earnings per share (EPS) of $.48 for the second quarter of 2012, compared to net income of $5.8 million and EPS of $.50 for the second quarter of 2011.
Both quarters include net gains on the sale of securities: $143 thousand in the 2012 quarter, representing a $.01 EPS impact; and $482 thousand in the 2011 quarter, representing a $.04 EPS impact. In the 2012 quarter, we reversed a $294 thousand VISA reserve, discussed earlier, resulting in a $.02 positive impact on EPS for that quarter.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

# 49

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	06/30/2012	06/30/2011	Change	% Change
Interest and Dividend Income	$18,508	$20,500	$(1,992)	(9.7)%
Interest Expense	3,279	4,975	(1,696)	(34.1)
Net Interest Income	15,229	15,525	(296)	(1.9)
Tax-Equivalent Adjustment	975	944	31	3.3
Average Earning Assets (1)	1,881,278	1,857,739	23,539	1.3
Average Interest-Bearing Liabilities	1,565,692	1,559,014	6,678	0.4

Yield on Earning Assets (1)	3.96%	4.43%	(0.47)%	(10.6)
Cost of Interest-Bearing Liabilities	0.84	1.28	(0.44)	(34.4)
Net Interest Spread	3.12%	3.15%	(0.03)	(1.0)
Net Interest Margin	3.26	3.35	(0.09)	(2.7)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.35% to 3.26% between the second quarter of 2011 and the second quarter of 2012. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) decreased by 3 basis points between the respective quarters, from 3.15% to 3.12%. These measures reflect a continuing trend impacting most commercial banks, i.e., the consistent pressure on margins resulting from a very low interest rate environment, which in management's view is likely to persist in the foreseeable future. Net interest income for the just completed quarter, on a taxable equivalent basis, decreased $296 thousand, or 1.9%, from the second quarter of 2011. The decrease in net interest margin was only partially offset by an increase in average earning assets between the quarters. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $240 thousand and $170 thousand for the quarters ended June 30, 2012 and 2011, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 45.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	06/30/2012	06/30/2011	Change	% Change
Income From Fiduciary Activities	$1,601	$1,526	$75	4.9%
Fees for Other Services to Customers	2,054	2,058	(4)	(0.2)
Insurance Commissions	2,107	1,815	292	16.1
Net Gain on Securities Transactions	143	482	(339)	(70.3)
Net Gain on the Sale of Loans	537	167	370	221.6
Other Operating Income	366	180	186	103.3
Total Noninterest Income	$6,808	$6,228	$580	9.3

Total noninterest income in the just completed quarter was $6.8 million, an increase of $580 thousand, or 9.3%, from total noninterest income of $6.2 million for the second quarter of 2011. We experienced increases in two of our major sources of noninterest income: income from fiduciary activities and insurance commissions, while a third major source of noninterest income, fees for other services to customers, remained essentially unchanged from the 2011 quarter. The category of net gain on the sale of loans increased substantially in the 2012 quarter versus the 2011 quarter due to the fact that in the 2012 quarter as in the prior year period we continued to sell most of our residential real estate loan originations to Freddie Mac and the volume of those originations in 2012 increased markedly over the prior year period. The increase in other operating income was primarily attributable to a gain in our interest in a partnership that serves as a business incubator in upstate New York.
For the just completed 2012 quarter, income from fiduciary activities increased $75 thousand, or 4.9%, from the comparable 2011 quarter. The increase reflected an increase in the fair value of assets under administration, which reflected a general recovery in the U.S. stock markets as well as the addition of new account relationships. At quarter-end 2012, the market value of assets under trust administration and investment management amounted to $1.020 billion, an increase of $2.6 million, or 0.3%, from quarter-end 2011. Period-end values of assets under administration may not necessarily reflect average values of assets during the periods in question, due to the significant fluctuations in the equity and bond markets from time to time. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to

# 50

the sale of mutual funds to our customers by third party providers and servicing income on sold loans Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure is expected to result in a slight reduction in our fee income. However, debit card usage by our customers continues to grow which is expected to partially offset the reduced rates. We do not believe that the new law's limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.
Insurance commissions first became a significant source of noninterest income for us in the mid-to-late 2000s, following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc. Capital Financial specializes in selling and servicing group health care policies as well as life insurance. During the past two years we acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area. On April 1, 2010, we acquired Loomis and LaPann, Inc., on February 1, 2011, we acquired Upstate Agency, Inc., and on August 1, 2011, we acquired the McPhillips Agencies. In each of these acquistions, we retained all key insurance agency personnel. We have consolidated some of the insurance agency offices into our branch bank buildings. We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our recent expansion of this line of business.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	06/30/2012	06/30/2011	Change	% Change
Salaries and Employee Benefits	$7,794	$7,233	$561	7.8%
Occupancy Expense of Premises, Net	994	964	30	3.1
Furniture and Equipment Expense	976	930	46	4.9
FDIC and FICO Assessments	256	267	(11)	(4.1)
Amortization	127	134	(7)	(5.2)
Other Operating Expense	2,504	2,643	(139)	(5.3)
Total Noninterest Expense	$12,651	$12,171	$480	3.9
Efficiency Ratio	57.20%	56.59%	0.61%	1.1

Noninterest expense for the second quarter of 2012 was $12.7 million, an increase of $480 thousand, or 3.9%, over the expense for the second quarter of 2011. For the second quarter of 2012, our efficiency ratio was 57.20%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 30 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year ended March 31, 2012 (the most recent reporting period for which peer group information is available), the peer group ratio was 69.51%, and our ratio was 61.62% (not adjusted).
The 2012 quarter includes a full three months of activity for our three most recently acquired insurance agency subsidiaries, while the 2011 quarter includes no activity for the McPhillips Agencies. The disparate impact of the acquisitions is reflected both in the increase in noninterest expenses for the 2012 quarter, primarily in the salaries and employee benefits category, as reflected in the table above (which includes the agencies' expenses), as well as in the increase in insurance commission income for the quarter.
Salaries and employee benefits expense increased by $561 thousand, or 7.8%, from the second quarter of 2011 to the second quarter of 2012. All 19 full-time equivalent employees of the McPhillips Agencies continued employment with us after the acquisition, which is fully reflected in our 2012 quarter but not reflected in our 2011 quarter.
Occupancy expense increased $30 thousand, or 3.1%, from the second quarter of 2011 to the second quarter of 2012. The increase was primarily attributable to increases from the offices rented by the McPhillips Agencies. The increase in furniture and equipment expense was primarily attributable to an increase in data processing expenses.
Beginning with the second quarter of 2011, the risk-based calculation for the FDIC insurance premium converted to a method based on adjusted assets rather than deposits. Even though this new method was in place for both the comparative quarters, we experienced a 4.1% decrease in FDIC insurance premiums in the just completed quarter. Our assessment continues to be at the lowest possible rate.
Other operating expense decreased $139 thousand, or 5.3%, from the second quarter of 2011. The decrease, however, includes the $294 thousand reversal of the VISA litigation reserve, discussed earlier on page 36 of this Report. The offsetting increases were spread among a wide variety of categories and also reflect the 2011 insurance agency acquisition. However, some categories actually declined, notably courier and legal fees.

# 51

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	06/30/2012	06/30/2011	Change	% Change
Provision for Income Taxes	$2,577	$2,619	$(42)	(1.6)%
Effective Tax Rate	31.5%	30.9%	0.60%	1.9
The provisions for federal and state income taxes amounted to $2.6 million for both of the respective six-month periods of 2012 and 2011. The increase in the effective tax rate was primarily attributable to the decreased ratio of tax exempt income in the 2012 period.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2012 Compared With
Six Months Ended June 30, 2011

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six-Month Period Ended
	06/30/2012	06/30/2011	Change	% Change
Net Income	$10,882	$11,130	$(248)	(2.2)%
Diluted Earnings Per Share	0.92	0.95	(0.03)	(3.2)
Return on Average Assets	1.11%	1.15%	(0.04)%	(3.5)
Return on Average Equity	12.95%	14.15%	(1.20)%	(8.5)
We reported earnings (net income) of $10.9 million and EPS of $.92 for the six-month period of 2012, compared to net income of $11.1 million and EPS of $.95 for the 2011 six-month period.
Both periods include net gains on the sale of securities: $645 thousand in the 2012 period, representing a $.05 EPS impact; and $1.0 million in the 2011 period, representing a $.09 EPS impact. In the 2012 period, we reversed the VISA reserve, discussed above on p. ___ of this Report, resulting in a $.02 positive impact on EPS for that period.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six-Month Period Ended
	06/30/2012	06/30/2011	Change	% Change
Interest and Dividend Income	$37,318	$41,322	$(4,004)	(9.7)%
Interest Expense	6,811	10,312	(3,501)	(34.0)
Net Interest Income	30,507	31,010	(503)	(1.6)
Tax-Equivalent Adjustment	1,847	1,875	(28)	(1.5)
Average Earning Assets (1)	1,863,428	1,853,966	9,462	0.5
Average Interest-Bearing Liabilities	1,555,394	1,552,965	2,429	0.2

Yield on Earning Assets (1)	4.03%	4.49%	(0.46)%	(10.2)
Cost of Interest-Bearing Liabilities	0.88	1.34	(0.46)	(34.3)
Net Interest Spread	3.15%	3.15%	—	—
Net Interest Margin	3.29	3.37	(0.08)	(2.4)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.37% to 3.29%, between the 2011 six-month period and the 2012 six-month period. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) On the other hand, our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities), remained unchanged between the two respective periods. The latter comparison (the leveling out of our net interest spread between the periods) does not, we believe, mark a fundamental change in market conditions or an indicator that our spread or margin may improve (expand) in upcoming periods. Net interest income for the just completed six-moth period, on a taxable equivalent basis, decreased $503 thousand, or 1.6%, from the 2011 six-month period. The decrease in net interest margin was only partially offset by an increase in average earning assets between the periods. The impact of recent interest rate changes on our net interest margin and net

# 52

interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $520 thousand and $390 thousand for the six-month periods ended June 30, 2012 and 2011, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 45.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six-Month Period Ended
	06/30/2012	06/30/2011	Change	% Change
Income From Fiduciary Activities	$3,223	$3,072	$151	4.9%
Fees for Other Services to Customers	4,014	3,973	41	1.0
Insurance Commissions	3,996	3,281	715	21.8
Net Gain on Securities Transactions	645	1,024	(379)	(37.0)
Net Gain on the Sale of Loans	894	218	676	310.1
Other Operating Income	595	280	315	112.5
Total Noninterest Income	$13,367	$11,848	$1,519	12.8

Total noninterest income in the just completed quarter was $13.4 million, an increase of $1.5 million, or 12.8%, from total noninterest income of $11.8 million for the 2011 six-month period. We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities, fees for other services to customers and insurance commissions, in addition to an increase in gains on the sale of loans and other operating income.
For the just completed 2012 period, income from fiduciary activities increased $151 thousand, or 4.9%, from the comparable 2011 period. The increase reflected an increase in the fair value of assets under administration, which itself reflected a general recovery in the U.S. stock markets as well as the addition of new account relationships. At period-end 2012, the market value of assets under trust administration and investment management amounted to $1.020 billion, an increase of $2.6 million, or 0.3%, from period-end 2011. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $4.0 million for 2012, an increase of $41 thousand, or 1.0%, from the 2011 period. The increase between the two periods was primarily attributable to an increase in income from debit card transaction fees, which increased from $1.2 million for 2011 to $1.3 million for 2011. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure is expected to result in a slight reduction in our fee income. However, debit card usage by our customers continues to grow which is expected to partially offset the reduced rates. We do not believe that the new law's limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.
Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc. Capital Financial specializes in selling and servicing group health care policies as well as life insurance. During the past two years we acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area. On April 1, 2010, we acquired Loomis and LaPann, Inc., on February 1, 2011, we acquired Upstate Agency, Inc., and on August 1, 2011, we acquired the McPhillips Agencies. In each of these acquistions, we retained all key insurance agency personnel. We have consolidated some of the insurance agency offices into our branch bank buildings. We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our recent expansion of this line of business.
The substantial increase in net gain on the sale of loans was attributable to the fact that in the 2012 period as in the 2011 period we continued to sell most of our residential real estate loan originations to Freddie Mac and the volume of those originations in the 2012 period was significantly higher than in the prior year period. The increase in other operating income was primarily attributable to a gain on our interest in a partnership that serves as a business incubator in upstate New York.

# 53

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six-Month Period Ended
	06/30/2012	06/30/2011	Change	% Change
Salaries and Employee Benefits	$15,697	$14,435	$1,262	8.7%
Occupancy Expense of Premises, Net	2,048	1,940	108	5.6
Furniture and Equipment Expense	1,946	1,872	74	4.0
FDIC and FICO Assessments	511	780	(269)	(34.5)
Amortization	265	235	30	12.8
Other Operating Expense	5,330	5,228	102	2.0
Total Noninterest Expense	$25,797	$24,490	$1,307	5.3
Efficiency Ratio	59.74%	57.98%	1.76%	3.0

Noninterest expense for the 2012 six-month period was $25.8 million, an increase of $1.3 million, or 5.3%, over the expense for the 2011 six-month period. For the 2012 six-month period, our efficiency ratio was 59.74%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 30 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year ended March 31, 2012 (the most recent reporting period for which peer group information is available), our peer group ratio was 69.51%, and our ratio was 61.62% (not adjusted).
The 2012 period includes a full six months of activity for our three most recently acquired insurance agency subsidiaries, while the 2011 quarter only includes five months of activity for the Upstate Agency, and no activity at all for the McPhillips Agencies. The disparate impact of the acquisitions is reflected both in the increase in noninterest expenses for the 2012 period, reflected in the table above (which includes the agencies' expenses), as well as in the increase in insurance commission income for the period.
Salaries and employee benefits expense increased by $1.3 million, or 8.7%, from the 2011 six-month period to the 2012 six-month period. All 45 full-time equivalent employees of the Upstate Agency and the McPhillips Agencies continued employment with us after the acquisition of each, which is fully reflected in the 2012 period but only partially reflected in the 2011 period.
Occupancy expense increased $108 thousand, or 5.6%, from the 2011 six-month period to the 2012 six-month period. The increase was primarily attributable to increases from the offices rented by the Upstate Agency and the McPhillips Agencies. The increase in furniture and equipment expense was primarily attributable to an increase in data processing expenses.
Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis. In the completed quarter, we continued to pay the lowest possible rate. Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits. That new method was responsible in our case for a 34.5% decrease in FDIC insurance premiums. The 2011 period includes one quarter using the old method and one quarter on the new method.
Other operating expense increased $102 thousand, or 2.0%, from the 2011 six-month period, however the increase was partially offset by the $294 thousand reversal of the VISA litigation reserve, discussed earlier. The net increase was spread among a wide variety of categories and also reflects the 2011 insurance agency acquisitions. However, some categories actually declined, notably courier and legal expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six-Month Period Ended
	06/30/2012	06/30/2011	Change	% Change
Provision for Income Taxes	$4,828	$4,973	$(145)	(2.9)%
Effective Tax Rate	30.7%	30.9%	(0.20)%	(0.6)
The provisions for federal and state income taxes amounted to $4.8 and 4.9 million for the respective six-month periods of 2012 and 2011. The effective tax rate was essentially unchanged between the two periods.

# 54

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
We occasionally are forced to make ad hoc adjustments to our model. At quarter-end 2012, the targeted federal funds rate was a range of 0 to .25%. This abnormally low short-term rate caused us to reevaluate our assumptions for the decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, because we cannot project the effect of a rate decrease below zero and prevailing rates for many of our liabilities, especially short-term deposits, are already very close to zero. Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, as we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases. We also assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, as discussed elsewhere in this Report, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of June 30, 2012, a 200 basis point increase in interest rates demonstrated a 1.08% decrease in net interest income, and a 100 basis point decrease in long-term interest rates, adjusted as described above, demonstrated a .45% decrease in net interest income when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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
Also, as market conditions vary from those assumed in the sensitivity analysis, actual results may differ due to: prepayment/refinancing levels deviating from those assumed, the varying impact of interest rate changes on caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, unanticipated shifts in the yield curve and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 55

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
The following table presents information about purchases by Arrow of its own equity securities (i.e., Arrow’s common stock) during the three months ended June 30, 2012:

Second Quarter 2012 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	2,209	$23.90	—	$3,805,904
May	31,554	23.85	30,100	3,088,364
June	20,084	24.08	—	3,088,364
Total	53,847	23.94	30,100
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: April – DRIP market purchases (2,209 shares); May – DRIP market purchases (1,454 shares); June – DRIP market purchases (20,084 shares).
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

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

# 56

Item 6.
Exhibits

Exhibit Number	Exhibit
10.1	Amended and restated employment agreement dated June 29, 2012 among Arrow Financial Corporation, its wholly-owned subsidiary, Glens Falls National Bank and Trust Company and Thomas L. Hoy*
10.2	Amended and restated employment agreement dated June 29, 2012 among Arrow Financial Corporation, its wholly-owned subsidiary, Glens Falls National Bank and Trust Company and Thomas J. Murphy*
10.3	Amended and restated employment agreement dated June 29, 2012 among Arrow Financial Corporation, its wholly-owned subsidiary, Saratoga National Bank and Trust Company and Raymond F. O'Conor*
10.4	Employment agreement dated June 29, 2012 among Arrow Financial Corporation, its wholly-owned subsidiary, Saratoga National Bank and Trust Company and David S. DeMarco*
15	Awareness Letter
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 7, 2012	/s/Thomas L. Hoy
Date	Thomas L. Hoy, Chairman and
Chief Executive Officer

August 7, 2012	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 58