Form 10-Q
period 2012-09-30
ARROW FINANCIAL CORP
filed 2012-11-08
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2012
Common Stock, par value $1.00 per share	12,006,881

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2012	December 31, 2011	September 30, 2011
ASSETS
Cash and Due From Banks	$43,990	$29,598	$43,631
Interest-Bearing Deposits at Banks	92,428	14,138	94,159
Investment Securities:
Available-for-Sale	425,416	556,538	472,340
Held-to-Maturity (Approximate Fair Value of $254,936 at September 30, 2012, $159,059 at December 31, 2011 and $153,131 at September 30, 2011)	244,949	150,688	146,416
Federal Home Loan Bank and Federal Reserve Bank Stock	4,487	6,722	4,760
Loans	1,152,951	1,131,457	1,120,691
Allowance for Loan Losses	(15,247)	(15,003)	(14,920)
Net Loans	1,137,704	1,116,454	1,105,771
Premises and Equipment, Net	26,645	22,629	20,725
Other Real Estate and Repossessed Assets, Net	834	516	321
Goodwill	22,003	22,003	21,960
Other Intangible Assets, Net	4,543	4,749	4,828
Accrued Interest Receivable	6,510	6,082	6,508
Other Assets	31,006	32,567	31,559
Total Assets	$2,040,515	$1,962,684	$1,952,978
LIABILITIES
Noninterest-Bearing Deposits	$259,943	$232,038	$232,044
NOW Accounts	769,107	642,521	633,857
Savings Deposits	443,053	416,829	419,470
Time Deposits of $100,000 or More	98,215	123,668	128,080
Other Time Deposits	201,143	228,990	235,888
Total Deposits	1,771,461	1,644,046	1,649,339
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	18,042	26,293	47,644
Other Short-Term Borrowings	—	—	2,023
Federal Home Loan Bank Overnight Advances	—	42,000	—
Federal Home Loan Bank Term Advances	30,000	40,000	40,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	676	1,147	1,210
Other Liabilities	24,022	22,813	24,138
Total Liabilities	1,864,201	1,796,299	1,784,354
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,416,163 Shares Issued at September 30, 2012 and 16,094,227 Shares Issued at December 31, 2011 and September 30, 2011)	16,416	16,094	16,094
Additional Paid-in Capital	217,756	207,600	206,880
Retained Earnings	23,697	23,947	21,452
Unallocated ESOP Shares (107,315 Shares at September 30, 2012, and 117,502 shares at December 31, 2011 and September 30, 2011)	(2,150)	(2,500)	(2,500)
Accumulated Other Comprehensive Loss	(5,693)	(6,695)	(2,805)
Treasury Stock, at Cost (4,274,972 Shares at September 30, 2012, 4,213,470 shares at December 31, 2011, and 4,180,557 shares at September 30, 2011)	(73,712)	(72,061)	(70,497)
Total Stockholders’ Equity	176,314	166,385	168,624
Total Liabilities and Stockholders’ Equity	$2,040,515	$1,962,684	$1,952,978
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$13,569	$14,548	$41,155	$44,277
Interest on Deposits at Banks	23	22	80	66
Interest and Dividends on Investment Securities:
Fully Taxable	2,191	3,034	7,309	9,707
Exempt from Federal Taxes	1,385	1,393	4,095	4,394
Total Interest and Dividend Income	17,168	18,997	52,639	58,444
INTEREST EXPENSE
NOW Accounts	675	1,071	2,710	3,763
Savings Deposits	319	483	1,005	1,489
Time Deposits of $100,000 or More	459	659	1,636	1,990
Other Time Deposits	855	1,274	3,075	3,918
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6	18	17	65
Federal Home Loan Bank Advances	174	696	543	2,998
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	155	144	468	434
Total Interest Expense	2,643	4,345	9,454	14,657
NET INTEREST INCOME	14,525	14,652	43,185	43,787
Provision for Loan Losses	150	175	670	565
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,375	14,477	42,515	43,222
NONINTEREST INCOME
Income From Fiduciary Activities	1,563	1,550	4,786	4,622
Fees for Other Services to Customers	2,097	2,092	6,111	6,065
Insurance Commissions	2,223	1,994	6,219	5,275
Gain on Securities Transactions	64	1,771	709	2,795
Net Gain on Sales of Loans	600	219	1,494	437
Other Operating Income	288	255	883	535
Total Noninterest Income	6,835	7,881	20,202	19,729
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,964	7,927	23,661	22,362
Occupancy Expenses, Net	1,779	1,859	5,773	5,671
FDIC Assessments	255	260	766	1,040
Prepayment Penalty on FHLB Advances	—	1,638	—	1,638
Other Operating Expense	2,924	2,919	8,519	8,382
Total Noninterest Expense	12,922	14,603	38,719	39,093
INCOME BEFORE PROVISION FOR INCOME TAXES	8,288	7,755	23,998	23,858
Provision for Income Taxes	2,540	2,383	7,368	7,356
NET INCOME	$5,748	$5,372	$16,630	$16,502
Average Shares Outstanding:
Basic	12,012	11,989	12,004	11,954
Diluted	12,032	12,011	12,022	11,982
Per Common Share:
Basic Earnings	$0.48	$0.45	$1.39	$1.38
Diluted Earnings	0.48	0.45	1.38	1.38

Share and Per Share Amounts have been restated for the September 2012 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$5,748	$5,372	$16,630	$16,502
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	411	1,113	758	4,900
Reclassification Adjustment for Securities Gains Included in Net Income	(39)	(1,070)	(428)	(1,688)
Amortization of Net Retirement Plan Actuarial Loss	228	155	685	464
Accretion of Net Retirement Plan Prior Service Credit	(4)	(20)	(13)	(58)
Other Comprehensive Income	596	178	1,002	3,618
Comprehensive Income	$6,344	$5,550	$17,632	$20,120

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	16,630	—	—	—	16,630
Other Comprehensive (Loss) Income	—	—	—	—	1,002	—	1,002
2% Stock Dividend (321,886 Shares) [2]	322	7,738	(8,060)	—	—	—	—
Cash Dividends Paid, $.74 per Share [1]	—	—	(8,820)	—	—	—	(8,820)
Stock Options Exercised (66,498 Shares)	—	789	—	—	—	661	1,450
Shares Issued Under the Directors’ Stock Plan (3,667 Shares)	—	52	—	—	—	36	88
Shares Issued Under the Employee Stock Purchase Plan (14,913 Shares)	—	199	—	—	—	148	347
Shares Issued for Dividend Reinvestment Plans (55,870 Shares)	—	813	—	—	—	556	1,369
Stock-Based Compensation Expense	—	315	—	—	—	—	315
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (127,983 Shares)	—	—	—	—	—	(3,145)	(3,145)
Acquisition of Subsidiaries (9,356 Shares)	—	140	—	—	—	93	233
Allocation of ESOP Stock (12,291 Shares)	—	57	—	350	—	—	407
Balance at September 30, 2012	$16,416	$217,756	$23,697	$(2,150)	$(5,693)	$(73,712)	$176,314

Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259
Net Income	—	—	16,502	—	—	—	16,502
Other Comprehensive (Loss) Income	—	—	—	—	3,618	—	3,618
3% Stock Dividend (468,765 Shares)	468	10,646	(11,114)	—	—	—	—
Cash Dividends Paid, $.71 per Share [1]	—	—	(8,513)	—	—	—	(8,513)
Stock Options Exercised (40,986 Shares)	—	462	—	—	—	391	853
Shares Issued Under the Directors’ Stock Plan (3,634 Shares)	—	55	—	—	—	33	88
Shares Issued Under the Employee Stock Purchase Plan (14,744 Shares)	—	212	—	—	—	136	348
Shares Issued for Dividend Reinvestment Plans (56,097 Shares)	—	798	—	—	—	531	1,329
Stock-Based Compensation Expense	—	266	—	—	—	—	266
Tax Benefit for Disposition of Stock Options	—	21	—	—	—	—	21
Purchase of Treasury Stock (160,445 Shares)	—	—	—	—	—	(3,892)	(3,892)
Acquisition of Subsidiaries (224,641 Shares)	—	3,300	—	—	—	2,017	5,317
Allocation of ESOP Stock (18,216 Shares)	—	52	—	376	—	—	428
Balance at September 30, 2011	$16,094	$206,880	$21,452	$(2,500)	$(2,805)	$(70,497)	$168,624

1 Cash dividends paid per share have been adjusted for the September 2012 2% stock dividend.
2 Included in the shares issued for the 2% stock dividend in 2012 were treasury shares of 83,823 and unallocated ESOP shares of 2,104.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2012	2011
Net Income	$16,630	$16,502
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	670	565
Depreciation and Amortization	6,555	4,600
Allocation of ESOP Stock	407	428
Gains on the Sale of Securities Available-for-Sale	(719)	(2,795)
Losses on the Sale of Securities Available-for-Sale	10	—
Other-Than-Temporary Impairment	—	17
Loans Originated and Held-for-Sale	(40,991)	(25,939)
Proceeds from the Sale of Loans Held-for-Sale	42,561	36,133
Net Gains on the Sale of Loans	(1,494)	(437)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(50)	(9)
Contributions to Pension Plans	(244)	(1,739)
Deferred Income Tax (Benefit) Expense	(547)	508
Shares Issued Under the Directors’ Stock Plan	88	88
Stock-Based Compensation Expense	315	266
Net (Increase) Decrease in Other Assets	943	(1,202)
Net Increase in Other Liabilities	1,837	4,614
Net Cash Provided By Operating Activities	25,971	31,600
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	17,015	38,856
Proceeds from the Maturities and Calls of Securities Available-for-Sale	175,193	236,332
Purchases of Securities Available-for-Sale	(63,383)	(224,577)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	35,483	24,787
Purchases of Securities Held-to-Maturity	(130,769)	(11,473)
Net (Increase) Decrease in Loans	(23,080)	14,098
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	827	373
Purchase of Premises and Equipment	(5,153)	(2,931)
Cash Paid for Subsidiaries, Net	(75)	(3,297)
Net Decrease in Other Investments	2,235	3,842
Purchase of Bank Owned Life Insurance	—	(12,833)
Net Cash Provided By Investing Activities	8,293	63,177
Cash Flows from Financing Activities:
Net Increase in Deposits	127,415	115,335
Net Increase (Decrease) in Short-Term Borrowings	(50,251)	(3,547)
Federal Home Loan Bank Advances	—	10,000
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(100,000)
Purchase of Treasury Stock	(3,145)	(3,892)
Stock Options Exercised	1,450	853
Shares Issued Under the Employee Stock Purchase Plan	347	348
Tax Benefit from Exercise of Stock Options	53	21
Shares Issued for Dividend Reinvestment Plans	1,369	1,329
Cash Dividends Paid	(8,820)	(8,513)
Net Cash Provided By Financing Activities	58,418	11,934
Net Increase in Cash and Cash Equivalents	92,682	106,711
Cash and Cash Equivalents at Beginning of Period	43,736	31,079
Cash and Cash Equivalents at End of Period	$136,418	$137,790

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$9,922	$15,379
Income Taxes	5,991	5,652
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,084	628
Acquisition of Subsidiaries	233	5,317
Fair Value of Assets from Acquisition of Subsidiary	—	10,728
Fair Value of Liabilities from Acquisition of Subsidiary	—	2,114

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2012, December 31, 2011 and September 30, 2011; the results of operations for the three and nine-month periods ended September 30, 2012 and 2011; the consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2012 and 2011; the changes in stockholders' equity for the nine-month periods ended September 30, 2012 and 2011; and the cash flows for the nine-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2011, included in Arrow's 2011 Form 10-K.

New Accounting Standards: During 2012, the FASB has only issued four accounting standards updates. Two were for technical corrections, which did not have an impact on accounting standards or reporting requirements. The other two did not apply to Arrow.

Note 2.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2012, December 31, 2011 and September 30, 2011 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $816, $893 and $537 as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively, are included in the residential real estate loan balances.

# 8

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2012
Loans Past Due 30-59 Days	$831	$—	$271	$20	$2,675	$2,245	$6,042
Loans Past Due 60-89 Days	1,764	—	1,051	—	485	822	4,122
Loans Past Due 90 or more Days	216	—	621	—	148	1,278	2,263
Total Loans Past Due	2,811	—	1,943	20	3,308	4,345	12,427
Current Loans	97,612	27,265	233,238	6,837	339,922	435,650	1,140,524
Total Loans	$100,423	$27,265	$235,181	$6,857	$343,230	$439,995	$1,152,951

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$150	$150
Nonaccrual Loans	$1,750	$—	$1,156	$1	$419	$2,762	$6,088

December 31, 2011
Loans Past Due 30-59 Days	$538	$—	$284	$75	$3,512	$1,544	$5,953
Loans Past Due 60-89 Days	197	—	—	12	670	226	1,105
Loans Past Due 90 or more Days	17	—	1,825	6	314	3,056	5,218
Total Loans Past Due	752	—	2,109	93	4,496	4,826	12,276
Current Loans	99,039	11,083	230,040	6,225	317,879	454,915	1,119,181
Total Loans	$99,791	$11,083	$232,149	$6,318	$322,375	$459,741	$1,131,457

Loans 90 or More Days Past Due and Still Accruing Interest	$17	$—	$684	$—	$56	$905	$1,662
Nonaccrual Loans	$6	$—	$1,503	$6	$431	$2,582	$4,528

September 30, 2011
Loans Past Due 30-59 Days	$432	$—	$—	$44	$2,821	$216	$3,513
Loans Past Due 60-89 Days	134	—	218	6	853	924	2,135
Loans Past Due 90 or more Days	21	—	1,425	—	251	1,986	3,683
Total Loans Past Due	587	—	1,643	50	3,925	3,126	9,331
Current Loans	96,444	8,642	226,965	6,030	311,300	461,979	1,111,360
Total Loans	$97,031	$8,642	$228,608	$6,080	$315,225	$465,105	$1,120,691

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$300	$—	$—	$526	$826
Nonaccrual Loans	$41	$—	$1,199	$—	$495	$2,530	$4,265

# 9

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451	$913	$15,211
Charge-offs	—	—	(39)	(27)	(105)	—	—	(171)
Recoveries	2	—	—	8	47	—	—	57
Provision	22	19	(82)	(11)	119	38	45	150
September 30, 2012	$2,122	$547	$3,174	$325	$4,632	$3,489	$958	$15,247

June 30, 2011	$1,076	$643	$3,614	$304	$4,596	$3,044	$1,543	$14,820
Charge-offs	—	—	—	(22)	(79)	(34)	—	(135)
Recoveries	1	—	—	14	45	—	—	60
Provision	265	(282)	327	40	(151)	63	(87)	175
September 30, 2011	$1,342	$361	$3,941	$336	$4,411	$3,073	$1,456	$14,920

Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(15)	—	(206)	(69)	(281)	(33)	—	(604)
Recoveries	5	—	—	17	156	—	—	178
Provision	205	(55)	244	27	261	108	(120)	670
September 30, 2012	$2,122	$547	$3,174	$325	$4,632	$3,489	$958	$15,247

December 31, 2010	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(50)	—	—	(71)	(367)	(35)	—	(523)
Recoveries	4	—	—	36	149	—	—	189
Provision	(649)	226	948	43	(131)	(55)	183	565
September 30, 2011	$1,342	$361	$3,941	$336	$4,411	$3,073	$1,456	$14,920

September 30, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$809	$—	$—	$—	$—	$—	$—	$809
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,313	$547	$3,174	$325	$4,632	$3,489	$—	$13,480
Ending Loan Balance - Individually Evaluated for Impairment	$1,553	$—	$1,574	$—	$204	$1,512	$—	$4,843
Ending Loan Balance - Collectively Evaluated for Impairment	$98,870	$27,265	$233,607	$6,857	$343,026	$438,483	$—	$1,148,108

# 10

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2011
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,927	$602	$3,136	$350	$4,496	$3,414	$—	$13,925
Ending Loan Balance - Individually Evaluated for Impairment	$66	$—	$1,953	$—	$268	$2,108	$—	$4,395
Ending Loan Balance - Collectively Evaluated for Impairment	$99,725	$11,083	$230,196	$6,318	$322,107	$457,633	$—	$1,127,062

September 30, 2011
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,342	$361	$3,941	$336	$4,411	$3,073	$—	$13,464
Ending Loan Balance - Individually Evaluated for Impairment	$—	$—	$994	$—	$—	$1,812	$—	$2,806
Ending Loan Balance - Collectively Evaluated for Impairment	$97,031	$8,642	$227,614	$6,080	$315,225	$463,293	$—	$1,117,885

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

# 11

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

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2012, December 31, 2011 and September 30, 2011:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$93,095	$25,993	$214,239				$333,327
Special Mention	279	—	1,537				1,816
Substandard	7,049	1,272	19,405				27,726
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$6,856	$342,811	$437,082	786,749
Nonperforming				1	419	2,913	3,333

December 31, 2011
Credit Risk Profile by Creditworthiness Category:
Satisfactory	91,555	9,195	213,413				314,163
Special Mention	3,975	—	458				4,433
Substandard	4,261	1,888	18,278				24,427
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,312	321,888	456,254	784,454
Nonperforming				6	487	3,487	3,980

September 30, 2011
Credit Risk Profile by Creditworthiness Category:
Satisfactory	89,740	6,712	205,556				302,008
Special Mention	3,747	—	737				4,484
Substandard	3,544	1,930	22,315				27,789
Doubtful	$—	$—	$—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,080	314,730	462,049	782,859
Nonperforming				$—	$495	$3,056	$3,551

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

# 12

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
For the purposes of the table above, nonperforming consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2012
Recorded Investment:
With No Related Allowance	$52	$—	$1,574	$—	$204	$1,512	$3,342
With a Related Allowance	1,501	—	—	—	—	—	1,501
Unpaid Principal Balance:
With No Related Allowance	52	—	1,741	—	204	1,512	3,509
With a Related Allowance	1,501	—	—	—	—	—	1,501

December 31, 2011
Recorded Investment:
With No Related Allowance	$66	$—	$1,953	$—	$268	$2,108	$4,395
Unpaid Principal Balance:
With No Related Allowance	66	—	1,953	—	268	2,108	4,395

September 30, 2011
Recorded Investment:
With No Related Allowance	$—	$—	$994	$—	$—	$1,812	$2,806
Unpaid Principal Balance:
With No Related Allowance	—	—	994	—	—	1,812	2,806

For the Quarter Ended:
September 30, 2012
Average Recorded Balance:
With No Related Allowance	$55	$—	$1,600	$—	$209	$1,501	$3,365
With a Related Allowance	1,571	—	—	—	—	—	1,571
Interest Income Recognized:
With No Related Allowance	2	—	10	—	4	3	19
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	10	—	—	—	10
With a Related Allowance	—	—	—	—	—	—	—

September 30, 2011
Average Recorded Balance:
With No Related Allowance	$—	$—	$994	$—	$—	$1,812	$2,806
Interest Income Recognized:

# 13

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
With No Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—

For the Year-To-Date Period Ended:
September 30, 2012
Average Recorded Balance:
With No Related Allowance	$59	$—	$1,717	$—	$229	$1,703	$3,708
With a Related Allowance	687	—	—	—	—	—	687
Interest Income Recognized:
With No Related Allowance	5	—	54	—	9	7	75
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	54	—	—	—	54
With a Related Allowance	—	—	—	—	—	—	—

September 30, 2011
Average Recorded Balance:
With No Related Allowance	$—	$—	$995	$—	$—	$1,799	$2,794
Interest Income Recognized:
With No Related Allowance	—	—	—	—	—	23	23
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—

At September 30, 2012, December 31, 2011 and September 30 2011, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at December 31, 2011 and September 30, 2011. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 14

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
September 30, 2012
Number of Loans	—	—	2	—	5	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$41	$—	$88
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$41	$—	$88

September 30, 2011
Number of Loans	—	—	—	—	4	1	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$33	$242	$275
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$33	$242	$275

For the Year-To-Date Period Ended:
September 30, 2012
Number of Loans	—	—	2	—	12	—	14
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$101	$—	$148
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$101	$—	$148

September 30, 2011
Number of Loans	1	—	—	—	13	1	15
Pre-Modification Outstanding Recorded Investment	$63	$—	$—	$—	$121	$242	$426
Post-Modification Outstanding Recorded Investment	$63	$—	$—	$—	$121	$242	$426

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2012.

# 15

Note 3.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2012, December 31, 2011 and September 30, 2011:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2012
Available-For-Sale Securities, at Amortized Cost	$56,054	$62,706	$292,716	$1,000	$1,120	$413,596
Available-For-Sale Securities, at Fair Value	56,391	62,965	304,085	800	1,175	425,416
Gross Unrealized Gains	337	285	11,549	—	55	12,226
Gross Unrealized Losses	—	26	180	200	—	406
Available-For-Sale Securities, Pledged as Collateral						276,357

Maturities of Debt Securities, at Amortized Cost:
Within One Year	31,007	15,777	21,841	—		68,625
From 1 - 5 Years	25,047	43,969	253,650	—		322,666
From 5 - 10 Years	—	1,343	17,225	—		18,568
Over 10 Years	—	1,617	—	1,000		2,617

Maturities of Debt Securities, at Fair Value:
Within One Year	31,012	15,818	22,494	—		69,324
From 1 - 5 Years	25,379	44,131	263,126	—		332,636
From 5 - 10 Years	—	1,399	18,465	—		19,864
Over 10 Years	—	1,617	—	800		2,417

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,999	$17,432	$18,825	$800	$—	$42,056
12 Months or Longer	—	—	—	—	—	—
Total	$4,999	$17,432	$18,825	$800	$—	$42,056
Number of Securities in a Continuous Loss Position	1	73	7	1		82

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$26	$180	$200	$—	$406
12 Months or Longer	—	—	—	—	—	—
Total	$—	$26	$180	$200	$—	$406

# 16

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2011
Available-For-Sale Securities, at Amortized Cost	$116,055	$44,712	$382,118	$1,015	$1,365	$545,265
Available-For-Sale Securities, at Fair Value	116,393	44,999	392,712	1,015	1,419	556,538
Gross Unrealized Gains	342	305	10,813	—	69	11,529
Gross Unrealized Losses	4	18	219	—	15	256
Available-For-Sale Securities, Pledged as Collateral						291,147

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$25,956	$4,505	$9,857	$—	$—	$40,318
12 Months or Longer	—	—	5,715	—	78	5,793
Total	$25,956	$4,505	$15,572	$—	$78	$46,111
Number of Securities in a Continuous Loss Position	7	12	5	—	2	26

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$4	$18	$204	$—	$—	$226
12 Months or Longer	—	—	15	—	15	30
Total	$4	$18	$219	$—	$15	$256

September 30, 2011
Available-For-Sale Securities, at Amortized Cost	$43,058	$48,564	$366,485	$1,330	$1,365	$460,802
Available-For-Sale Securities, at Fair Value	43,416	48,850	377,375	1,318	1,381	472,340
Gross Unrealized Gains	358	286	11,156	—	41	11,841
Gross Unrealized Losses	—	—	266	12	25	303
Available-For-Sale Securities, Pledged as Collateral						344,341

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$257	$17,637	$—	$148	$18,042
12 Months or Longer	—	—	4,390	317	—	4,707
Total	$—	$257	$22,027	$317	$148	$22,749
Number of Securities in a Continuous Loss Position	—	1	10	1	4	16

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$251	$—	$25	$276
12 Months or Longer	—	—	15	12	—	27
Total	$—	$—	$266	$12	$25	$303

# 17

The following table is the schedule of Held-To-Maturity Securities at September 30, 2012, December 31, 2011 and September 30, 2011:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2012
Held-To-Maturity Securities, at Amortized Cost	$179,412	$64,537	$1,000	$244,949
Held-To-Maturity Securities, at Fair Value	188,127	65,809	1,000	254,936
Gross Unrealized Gains	8,718	1,272	—	9,990
Gross Unrealized Losses	3	—	—	3
Held-To-Maturity Securities, Pledged as Collateral				244,949

Maturities of Debt Securities, at Amortized Cost:
Within One Year	31,578	—	—	31,578
From 1 - 5 Years	86,409	64,537	—	150,946
From 5 - 10 Years	56,959	—	—	56,959
Over 10 Years	4,466	—	1,000	5,466

Maturities of Debt Securities, at Fair Value:
Within One Year	31,664	—	—	31,664
From 1 - 5 Years	89,124	65,809	—	154,933
From 5 - 10 Years	62,578	—	—	62,578
Over 10 Years	4,761	—	1,000	5,761

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$3,165	$—	$—	$3,165
12 Months or Longer	—	—	—	—
Total	$3,165	$—	$—	$3,165
Number of Securities in a Continuous Loss Position	9	—	—	9

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$—	$3
12 Months or Longer	—	—	—	—
Total	$3	$—	$—	$3

# 18

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2011
Held-To-Maturity Securities, at Amortized Cost	$149,688	$—	$1,000	$150,688
Held-To-Maturity Securities, at Fair Value	158,059	—	1,000	159,059
Gross Unrealized Gains	8,378	—	—	8,378
Gross Unrealized Losses	7	—	—	7
Held-To-Maturity Securities, Pledged as Collateral				150,688

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$510	$—	$—	$510
12 Months or Longer	—	—	—	—
Total	$510	$—	$—	$510
Number of Securities in a Continuous Loss Position	1	—	—	1

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$7	$—	$—	$7
12 Months or Longer	—	—	—	—
Total	$7	$—	$—	$7

September 30, 2011
Held-To-Maturity Securities, at Amortized Cost	$145,416	$—	$1,000	$146,416
Held-To-Maturity Securities, at Fair Value	152,131	—	1,000	153,131
Gross Unrealized Gains	6,715	—	—	6,715
Gross Unrealized Losses	—	—	—	—
Held-To-Maturity Securities, Pledged as Collateral				146,416

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	—	—	—	—
Total	$—	$—	$—	$—
Number of Securities in a Continuous Loss Position	—	—	—	—

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$—	$—	$—
12 Months or Longer	—	—	—	—
Total	$—	$—	$—	$—

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 19

Securities in a continuous loss position, in the tables above for September 30, 2012, December 31, 2011 and September 30, 2011 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to September 30, 2012, there were no securities downgraded below investment grade.
The unrealized losses on these temporarily impaired securities are primarily the result of changes in interest rates for fixed rate securities where the interest rate received is less than the current rate available for new offerings of similar securities, changes in market spreads as a result of shifts in supply and demand, and/or changes in the level of prepayments for mortgage related securities.   Because we do not currently intend to sell any of our temporarily impaired securities, and because it is not more likely-than-not that we would be required to sell the securities prior to recovery, the impairment is considered temporary.

Note 4.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONTINGENT LIABILITIES
(In Thousands)

The following table presents the balance for standby letters of credit for the periods ended September 30, 2012, December 31, 2011 and September 30, 2011:

Outstanding Guarantees Under Letters of Credit
	09/30/2012	12/31/2011	09/30/2011
Standby Letters of Credit	$11,367	$11,641	$8,301

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

For letters of credit, the amount of the collateral obtained, if any, is based on management's credit evaluation of the counter-party, most of which will expire within one year and some of which were not collateralized. All standby letters of credit were for private borrowing arrangements. The fair value of Arrow's standby letters of credit at September 30, 2012, December 31, 2011 and September 30, 2011 was insignificant.

# 20

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three months ended September 30, 2012 and 2011 :

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2012
Net Unrealized Securities Holding Gains Arising During the Period	$679	$(268)	$411	$1,256	$(498)	$758
Reclassification Adjustment for Securities Gains Included in Net Income	(64)	25	(39)	(709)	281	(428)
Amortization of Net Retirement Plan Actuarial Loss	377	(149)	228	1,134	(449)	685
Accretion of Net Retirement Plan Prior Service Credit	(7)	3	(4)	(22)	9	(13)
Other Comprehensive Income	$985	$(389)	$596	$1,659	$(657)	$1,002

2011
Net Unrealized Securities Holding Gains Arising During the Period	$1,843	$(730)	$1,113	$8,115	$(3,215)	$4,900
Reclassification Adjustment for Securities Gains Included in Net Income	(1,772)	702	(1,070)	(2,795)	1,107	(1,688)
Amortization of Net Retirement Plan Actuarial Loss	257	(102)	155	767	(303)	464
Accretion of Net Retirement Plan Prior Service Credit	(33)	13	(20)	(94)	36	(58)
Other Comprehensive Income	$295	$(117)	$178	$5,993	$(2,375)	$3,618

The following table presents the components, net of tax, of accumulated other comprehensive income (loss) as of:

Schedule of Accumulated Other Comprehensive Income (Loss)
	September 30, 2012	December 31, 2011	September 30, 2011
Retirement Plan Net Loss	$(13,024)	$(13,709)	$(10,146)
Retirement Plan Prior Service Credit	193	206	374
Net Unrealized Securities Holding Gains	7,138	6,808	6,967
Total Accumulated Other Comprehensive Loss	$(5,693)	$(6,695)	$(2,805)

# 21

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2008 Long-Term Incentive Plan, we granted options in the first quarter of 2012 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period. Share and per share amounts have been restated for the September 2012 2% stock dividend.

The following table presents a roll-forward of our stock option plans and grants issued during 2012:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2012	482,765
Granted	75,786
Exercised	(67,831)
Forfeited	(18,362)
Outstanding at September 30, 2012	472,358
Exercisable at Period End	289,123
Vested and Expected to Vest	472,358

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at December 31, 2011	$22.46
Granted	24.92
Exercised	21.40
Forfeited	23.93
Outstanding at September 30, 2012	22.95
Exercisable at Period End	22.39
Vested and Expected to Vest	$22.95

Grants Issued During 2012 - Weighted Average Information:
Fair Value	6.01
Fair Value Assumptions:
Dividend Yield	3.93%
Expected Volatility	37.43%
Risk Free Interest Rate	1.22%
Expected Lives (in years)	6.46

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended September 30, 2012 and 2011:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Share-Based Compensation Expense	$108	$92	$315	$266

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 22

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three- and nine-month periods ended September 30:

Benefit Plans - Periodic Benefit Costs
	Pension Plans		Other Post-Retirement Benefit Plans
	Periods Ended:		Periods Ended:
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
For the Quarterly Periods:
Service Cost	$359	$361	$45	$41
Interest Cost	519	454	98	85
Expected Return on Plan Assets	(755)	(695)	—	—
Amortization (Accretion) of Prior Service Cost (Credit)	21	(3)	(28)	(28)
Amortization of Net Loss	344	232	33	23
Net Periodic Benefit Cost	$488	$349	$148	$121
Plan Contributions During the Period	$84	$41	$66	$78

For the Year-to-Date Periods:
Service Cost	$1,076	$1,076	$135	$121
Interest Cost	1,559	1,364	279	267
Expected Return on Plan Assets	(2,265)	(2,085)	—	—
Amortization (Accretion) of Prior Service Cost (Credit)	63	(9)	(85)	(85)
Amortization of Net Loss	1,035	697	99	70
Net Periodic Benefit Cost	$1,468	$1,043	$428	$373
Plan Contributions During the Period	$244	$1,739	$297	$250
Estimated Future Contributions in the Current Fiscal Year	$80		$100

Although we are not required to make a contribution to our qualified pension plan in 2012, we expect to make a contribution subject to changes in market conditions. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to actual expenses for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2012 and 2011.  All share and per share amounts have been adjusted for the September 2012 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	9/30/2012	9/30/2011	9/30/2012	9/30/2011
Earnings Per Share - Basic:
Net Income	$5,748	$5,372	$16,630	$16,502
Weighted Average Shares - Basic	12,012	11,989	12,004	11,954
Earnings Per Share - Basic	$0.48	$0.45	$1.39	$1.38

Earnings Per Share - Diluted:
Net Income	$5,748	$5,372	$16,630	$16,502
Weighted Average Shares - Basic	12,012	11,989	12,004	11,954
Dilutive Average Shares Attributable to Stock Options	20	22	18	28
Weighted Average Shares - Diluted	$12,032	$12,011	$12,022	$11,982
Earnings Per Share - Diluted	$0.48	$0.45	$1.38	$1.38
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	129	215	203	139

# 23

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2012, December 31, 2011 and September 30, 2011 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$56,391	$—	$56,391	$—
State and Municipal Obligations	62,965	—	62,965	—
Mortgage-Backed Securities - Residential	304,085	—	304,085	—
Corporate and Other Debt Securities	800	—	800	—
Mutual Funds and Equity Securities	1,175	—	1,175	—
Total Securities Available-for-Sale	$425,416	$—	$425,416	$—
December 31, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$116,393	$—	$116,393	$—
State and Municipal Obligations	44,999	—	44,999	—
Mortgage-Backed Securities - Residential	392,712	—	392,712	—
Corporate and Other Debt Securities	1,015	—	1,015	—
Mutual Funds and Equity Securities	1,419	257	1,162	—
Total Securities Available-for Sale	$556,538	$257	$556,281	$—
September 30, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$43,416	$—	$43,416	$—
State and Municipal Obligations	48,850	—	48,850	—
Mortgage-Backed Securities - Residential	377,375	—	377,375	—
Corporate and Other Debt Securities	1,318	—	1,001	317
Mutual Funds and Equity Securities	1,381	207	1,174	—
Total Securities Available-for Sale	$472,340	$207	$471,816	$317

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2012
Collateral Dependent Impaired Loans	$486	$—	$486	$—
Other Real Estate Owned and Repossessed Assets, Net	834	—	834	—
December 31, 2011
Other Real Estate Owned and Repossessed Assets, Net	$555	$—	$555	$—
September 30, 2011
Other Real Estate Owned and Repossessed Assets, Net	$321	$—	$321	$—

# 24

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

The fair value of level 3 securities available-for-sale at September 30, 2011, in the table above, included one trust preferred pooled security.   In our analysis of fair value, we determined that the market for this security was inactive.  We reviewed the collateral within the pool and performed a discounted cash flow analysis using additional value estimates from unobservable inputs including expected cash flows after estimated deferrals and defaults.  The discount rate used was based on a market based rate of return including an assumed risk premium for securities with similar credit characteristics plus a market price adjustment for the small size and lack of an established market for this type of security.

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans was based on third-party appraisals of the collateral.

The fair value of other real estate owned was based on third-party appraisals.

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at September 30, 2012, December 31, 2011 and September 30, 2011.

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
Beginning Balance, January 1, 2011	$283
Principal payment received	(2)
Total net gains (realized/unrealized) included in other comprehensive income	36
Ending Balance, September 30, 2011	$317

There was no other-than-temporary impairment of the assets in the table above.

# 25

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Cash and Cash Equivalents	$136,418	$136,418	$136,418	$—	$—
Securities Available-for-Sale	425,416	425,416	—	425,416	—
Securities Held-to-Maturity	244,949	254,936	—	254,936	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,487	4,487	4,487	—	—
Net Loans	1,137,704	1,164,743	—	—	1,164,743
Accrued Interest Receivable	6,510	6,510	6,510	—	—
Deposits	1,771,461	1,774,549	1,472,103	302,446	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	18,042	18,042	18,042	—	—
Federal Home Loan Bank Term Advances	30,000	31,513	—	31,513	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	676	676	676	—	—

December 31, 2011
Cash and Cash Equivalents	$43,736	$43,736	$43,736	$—	$—
Securities Available-for-Sale	556,538	556,538	257	556,281	—
Securities Held-to-Maturity	150,688	159,059	—	159,059	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,722	6,722	6,722	—	—
Net Loans	1,116,454	1,141,310	—	—	1,141,310
Accrued Interest Receivable	6,082	6,082	6,082	—	—
Deposits	1,644,046	1,650,849	1,291,388	359,461	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	26,293	26,293	26,293	—	—
Federal Home Loan Bank Term Advances	82,000	83,553	—	83,553	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	1,147	1,147	1,147	—	—

September 30, 2011
Cash and Cash Equivalents	$137,790	$137,790	$137,790	$—	$—
Securities Available-for-Sale	472,340	472,340	207	471,816	317
Securities Held-to-Maturity	146,416	153,131	—	153,131	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,760	4,760	4,760	—	—
Net Loans	1,105,771	1,130,115	—	—	1,130,115
Accrued Interest Receivable	6,508	6,508	6,508	—	—
Deposits	1,649,339	1,657,374	1,285,371	372,003	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	47,644	47,644	47,644	—	—
Federal Home Loan Bank Term Advances	40,000	41,564	—	41,564	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	1,210	1,210	1,210	—	—

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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2012 and 2011, and the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.

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
November 8, 2012

# 28

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2012

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
At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 352 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2012 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements
Topic	Page	Location
Impact of Heath Care Reform	36	"Health care reform"
Impact of market rate structure on net interest margin, loan yields and deposit rates	39	Last paragraph under "Changes in the Yield Curve in Recent Years"
	40	2nd paragraph under "Recent Pressure on Our Net Interest Margin"
	40	2nd paragraph under "Potential Inflation; Effect on Interest Rates and Margin"
	42	Last 2 paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	45	1st paragraph in section
Future level of nonperforming assets	46	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	41	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	42	Last paragraph under "Indirect Consumer Loans"
Future level of commercial loans	42	3rd paragraph under "Commercial, Commercial Real Estate and Construction Loans
Impact of changing capital standards and legislative developments	35	"Dodd-Frank Act"
	47	"New Capital Standards to be Promulgated"
Liquidity	49	5th paragraph
Fees for other services to customers	51	3rd paragraph
	54	3rd paragraph under "Noninterest Income"
Insurance commissions	51	4th paragraph
	54	4th paragraph
These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what

# 29

the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy experienced in the early stages of the "financial crisis" particularly, 2008-2009;
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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of certain GAAP financial measures, including net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out such items that have a disproportionate positive or negative impact during the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business. In our presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, we supply the supplemental financial information and explanations required under Regulation G.

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

# 30

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	09/30/2012	06/30/2012	03/31/2012	12/31/2011	09/30/2011
Net Income	$5,748	$5,594	$5,288	$5,431	$5,372
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	39	86	303	—	1,069
Net Gain on Sales of Loans	362	324	216	259	132
Reversal of the VISA Litigation Reserve	—	178	—	—	—
Prepayment Penalty on FHLB Advances	—	—	—	—	(989)
Share and Per Share Data:[1]
Period End Shares Outstanding	12,034	12,001	11,996	11,999	12,032
Basic Average Shares Outstanding	12,012	11,994	12,005	12,017	11,989
Diluted Average Shares Outstanding	12,032	12,009	12,031	12,024	12,011
Basic Earnings Per Share	$0.48	$0.47	$0.44	$0.45	$0.45
Diluted Earnings Per Share	0.48	0.47	0.44	0.45	0.45
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.24
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$33,332	$55,023	$30,780	$49,101	$32,855
Investment Securities	670,328	682,589	678,474	674,338	646,542
Loans	1,148,771	1,143,666	1,136,322	1,126,452	1,119,384
Deposits	1,701,599	1,733,320	1,683,781	1,668,062	1,554,349
Other Borrowed Funds	68,667	66,022	83,055	101,997	164,850
Shareholders’ Equity	174,069	170,199	167,849	168,293	166,514
Total Assets	1,971,215	1,994,883	1,959,741	1,963,915	1,911,853
Return on Average Assets	1.16%	1.13%	1.09%	1.10%	1.11%
Return on Average Equity	13.14%	13.22%	12.67%	12.80%	12.80%
Return on Tangible Equity[2]	15.50%	15.67%	15.07%	15.22%	15.19%
Average Earning Assets	$1,852,431	$1,881,278	$1,845,576	$1,849,891	$1,798,781
Average Interest-Bearing Liabilities	1,511,634	1,565,692	1,545,098	1,547,071	1,487,923
Interest Income, Tax-Equivalent	18,168	18,508	18,810	19,179	19,884
Interest Expense	2,643	3,279	3,532	4,022	4,345
Net Interest Income, Tax-Equivalent	15,525	15,229	15,278	15,157	15,539
Tax-Equivalent Adjustment	1,000	975	872	832	887
Net Interest Margin [3]	3.33%	3.26%	3.33%	3.25%	3.43%
Efficiency Ratio Calculation:
Noninterest Expense	$12,922	$12,651	$13,146	$12,455	$14,603
Less: Intangible Asset Amortization	(126)	(127)	(138)	(142)	(136)
Prepayment Penalty on FHLB Advances	—	—	—	—	(1,638)
Net Noninterest Expense	$12,796	$12,524	$13,008	$12,313	$12,829
Net Interest Income, Tax-Equivalent	$15,525	$15,229	$15,278	$15,157	$15,539
Noninterest Income	6,835	6,808	6,559	6,199	7,881
Less: Net Securities Gains	(64)	(143)	(502)	—	(1,771)
Net Gross Income	$22,296	$21,894	$21,335	$21,356	$21,649
Efficiency Ratio	57.39%	57.20%	60.97%	57.66%	59.26%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$176,314	$171,940	$168,466	$166,385	$168,624
Book Value per Share	14.65	14.33	14.04	13.87	14.01
Intangible Assets	26,546	26,611	26,653	26,752	26,788
Tangible Book Value per Share [2]	12.45	12.11	11.82	11.64	11.79
Capital Ratios:
Tier 1 Leverage Ratio	9.41%	9.09%	9.10%	8.95%	9.10%
Tier 1 Risk-Based Capital Ratio	15.20%	15.08%	14.84%	14.71%	15.06%
Total Risk-Based Capital Ratio	16.45%	16.34%	16.10%	15.96%	16.31%
Assets Under Trust Administration and Investment Management	$1,051,176	$1,019,702	$1,038,186	$973,551	$925,671

1Share and Per Share Data have been restated for the September 27, 2012 2% stock dividend.
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

# 31

Selected Nine-Month Period Information
(Dollars In Thousands, Except Per Share Amounts)

	09/30/2012	9/30/2011
Net Income	$16,630	$16,502

Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	428	1,688
Net Gain on Sales of Loans	902	264
Reversal of the VISA Litigation Reserve	178	—
Prepayment Penalty on FHLB Advances	—	(989)

Period-End Shares Outstanding	12,034	12,032
Basic Average Shares Outstanding	12,004	11,954
Diluted Average Shares Outstanding	12,022	11,982
Basic Earnings Per Share	$1.39	$1.38
Diluted Earnings Per Share	1.38	1.38
Cash Dividends Per Share	0.74	0.71

Average Assets	$1,975,265	$1,936,304
Average Equity	170,718	161,301
Return on Average Assets	1.12%	1.14%
Return on Average Equity	13.01%	13.68%

Average Earning Assets	$1,859,736	$1,835,370
Average Interest-Bearing Liabilities	1,540,699	1,531,047
Interest Income, Tax-equivalent [1]	55,486	61,206
Interest Expense	9,454	14,657
Net Interest Income, Tax-equivalent [1]	46,032	46,549
Tax-equivalent Adjustment	2,847	2,762
Net Interest Margin [1]	3.31%	3.39%
Efficiency Ratio Calculation [1]
Noninterest Expense	$38,719	$39,093
Less: Intangible Asset Amortization	(391)	(370)
Prepayment Penalty on FHLB Advances	—	(1,638)
Net Noninterest Expense	$38,328	$37,085
Net Interest Income, Tax-equivalent [1]	$46,032	$46,549
Noninterest Income	20,202	19,729
Less: Net Securities Gains	(709)	(2,795)
Net Gross Income, Adjusted	$65,525	$63,483
Efficiency Ratio [1]	58.49%	58.42%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.41%	9.10%
Total Stockholders' Equity (i.e. Book Value)	$176,314	$168,624
Book Value per Share	14.65	14.01
Intangible Assets	26,546	26,788
Tangible Book Value per Share [1]	12.45	11.79
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.05%	0.04%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.08%	0.07%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.32%	1.33%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	225.68%	262.14%
Nonperforming Loans as a Percentage of Period-end Loans	0.59%	0.51%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.37%	0.31%
1 See “Use of Non-GAAP Financial Measures” on page 30.

# 32

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 30) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Quarter Ended September 30:	2012			2011
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$33,332	$23	0.27%	$32,855	$22	0.27%
Investment Securities:
Fully Taxable	433,459	2,195	2.01	428,297	3,040	2.82
Exempt from Federal Taxes	236,869	2,307	3.87	218,245	2,198	4.00
Loans	1,148,771	13,643	4.72	1,119,384	14,624	5.18
Total Earning Assets	1,852,431	18,168	3.90	1,798,781	19,884	4.39
Allowance for Loan Losses	(15,270)			(14,848)
Cash and Due From Banks	32,440			32,020
Other Assets	101,614			95,900
Total Assets	$1,971,215			$1,911,853
Deposits:
NOW Accounts	$685,212	675	0.39	$543,280	1,071	0.78
Savings Deposits	446,450	319	0.28	418,596	483	0.46
Time Deposits of $100,000 or More	102,230	459	1.79	124,055	659	2.11
Other Time Deposits	209,075	855	1.63	237,142	1,274	2.13
Total Interest-Bearing Deposits	1,442,967	2,308	0.64	1,323,073	3,487	1.05
Short-Term Borrowings	18,667	6	0.13	59,794	18	0.12
FHLBNY Term Advances and Other Long-Term Debt	50,000	329	2.62	105,056	840	3.17
Total Interest-Bearing Liabilities	1,511,634	2,643	0.70	1,487,923	4,345	1.16
Demand Deposits	258,632			231,276
Other Liabilities	26,880			26,140
Total Liabilities	1,797,146			1,745,339
Stockholders’ Equity	174,069			166,514
Total Liabilities and Stockholders’ Equity	$1,971,215			$1,911,853
Net Interest Income (Tax-equivalent Basis)		15,525			15,539
Reversal of Tax Equivalent Adjustment		(1,000)	0.21%		(887)	0.20%
Net Interest Income		$14,525			$14,652
Net Interest Spread			3.20%			3.23%
Net Interest Margin			3.33%			3.43%

# 33

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 30) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)

Nine-Month Period Ended September 30:	2012			2011
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$39,688	$80	0.27%	$33,511	$66	0.26%
Investment Securities:
Fully Taxable	457,657	7,323	2.14	439,416	9,722	2.96
Exempt from Federal Taxes	219,449	6,706	4.08	236,507	6,930	3.92
Loans	1,142,942	41,377	4.84	1,125,936	44,488	5.28
Total Earning Assets	1,859,736	55,486	3.99	1,835,370	61,206	4.46
Allowance for Loan Losses	(15,138)			(14,774)
Cash and Due From Banks	30,737			28,457
Other Assets	99,930			87,251
Total Assets	$1,975,265			$1,936,304
Deposits:
NOW Accounts	$702,534	2,710	0.52	$580,895	3,763	0.87
Savings Deposits	434,574	1,005	0.31	407,307	1,489	0.49
Time Deposits of $100,000 or More	111,668	1,636	1.96	121,959	1,990	2.18
Other Time Deposits	219,357	3,075	1.87	241,393	3,918	2.17
Total Interest-Bearing Deposits	1,468,133	8,426	0.77	1,351,554	11,160	1.10
Short-Term Borrowings	22,165	17	0.10	57,281	65	0.15
FHLBNY Term Advances and Other Long-Term Debt	50,401	1,011	2.68	122,212	3,432	3.75
Total Interest-Bearing Liabilities	1,540,699	9,454	0.82	1,531,047	14,657	1.28
Demand Deposits	238,083			220,376
Other Liabilities	25,765			23,580
Total Liabilities	1,804,547			1,775,003
Stockholders’ Equity	170,718			161,301
Total Liabilities and Stockholders’ Equity	$1,975,265			$1,936,304
Net Interest Income (Tax-equivalent Basis)		46,032			46,549
Reversal of Tax Equivalent Adjustment		(2,847)	0.20%		(2,762)	0.20%
Net Interest Income		$43,185			$43,787
Net Interest Spread			3.17%			3.18%
Net Interest Margin			3.31%			3.39%

OVERVIEW
We reported net income for the third quarter of 2012 of $5.7 million, representing diluted earnings per share (EPS) of $0.48. This EPS result was an increase of three cents, or 6.7%, from the $.045 reported for the third quarter of 2011. Return on average equity (ROE) for the 2012 quarter continued to be strong at 13.14%, an increase from the ROE of 12.80% for the quarter ended September 30, 2011. Return on average assets (ROA) for the 2012 quarter also continued to be strong at 1.16%, an increase from ROA of 1.11% for the quarter ended September 30, 2011. The increase in our 2012 results was primarily attributable to an increase in insurance commission income and gains on the sale of loans. Net interest income was essentially unchanged, equaling $15.5 million on a tax-equivalent basis for both quarters. Total assets were $2.041 billion at September 30, 2012, which represented an increase of $77.8 million, or 4.0%, above the level at December 31, 2011, and an increase of $87.5 million, or 4.5%, from the September 30, 2011 level.
For the nine months ended September 30, 2012, net income was $16.6 million, representing EPS of $1.38, unchanged from the comparable 2011 period. ROE and ROA for the 2012 nine-month period were 13.01% and 1.12%, respectively, down from the 13.68% and 1.14% from the comparable 2011 period. The change in net income for the three- and nine-month periods is more fully described in the following section on "Results of Operations."
Stockholders’ equity was $176.3 million at September 30, 2012, an increase of $7.7 million, or 4.6%, from the year earlier level. Stockholders' equity was also up $9.9 million, or 6.0%, from the December 31, 2011 level of $166.4 million. The components of the change in stockholders’ equity since year-end 2011 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 37 entitled, “Increase in Stockholder Equity.”
Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of September 30, 2012 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of

# 34

required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even if the new enhanced capital requirements as set forth in the June 2012 joint bank regulatory release "Basel III Notices of Proposed Rulemaking" were presently in effect as proposed, Arrow and its banks would meet all of these enhanced standards. See the discussions of "New Capital Standards to be Promulgated" and "Current Capital Standards" under the “CAPITAL RESOURCES" section beginning on page 47, and “Important Proposed Changes to Regulatory Capital Standards” on page 47.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York State was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment felt throughout most of the country. This may have been due, in part, to the fact that our market area was less affected by the preceding real estate “bubble” than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 29 for peer group information). By year-end 2010, our loan quality, to the limited extent it had declined at all, began to stabilize, a trend that continued through 2011 and the first half of 2012. During this period, although nonperforming loans increased slightly, net charge-offs remained quite low.
Nonperforming loans were $6.8 million at September 30, 2012, representing 0.59% of period-end loans. By way of comparison, this ratio for our peer group was 2.76% at June 30, 2012, which was a significant improvement from the peer group's ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007. Loans charged-off (net of recoveries) against our allowance for loan losses was a very low $114 thousand for the third quarter of 2012, as compared to an even lower $75 thousand for the 2011 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.04% for the third quarter of 2012 and 0.05% for the first three quarters of 2012, compared with our peer group's ratio of 0.58% for the first six months of 2012. At September 30, 2012, the allowance for loan losses was $15.2 million representing 1.32% of total loans, down one basis point from the December 31, 2011 ratio.
Since the onset of the financial crisis in 2008, we have not experienced significant deterioration in any of our three major loan portfolio segments:

◦
Commercial Loans: These loans comprise approximately 31% of our loan portfolio. Current unemployment rates in our region are higher than in the past few years and the total number of jobs has decreased, but these trends are largely attributable to a scaling back of local operations on the part of a few large corporations having operations in our service area. Commercial property values have not shown significant deterioration. We update the appraisals on our nonperforming and watched commercial loan properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 38% of our portfolio. We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to all of our originations.

◦
Indirect Consumer Lending (Primarily Automobile Loans): These loans comprise approximately 30% of our loan portfolio. Throughout 2010, 2011 and the first nine months of 2012, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments: The recently enacted laws discussed below (the Dodd-Frank Act of 2010 and the health care reform act of 2010) are and will continue to be particularly important to us.

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly increase banks' compliance expenses, thereby reducing or restraining profitability. Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the pre-existing capital requirements for banks and holding companies and may be much more onerous. See the discussion under “Important Proposed Changes to Regulatory Capital and Liquidity Standards” on page 47 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital. (NOTE: Under the proposed new capital rules jointly issued by the federal bank regulatory agencies in June 2012, even these "grandfathered" TRUPs previously issued by small- to mid-sized financial institutions like Arrow would be phased out from qualifying as Tier 1 capital under the regulatory capital guidelines, at a rate of 10% per year beginning in 2013. We as well as other community and regional banks would be adversely affected by this particular treatment, which is more draconian in its impact on the capital of affected banks like ours than is required under Dodd-Frank. In any event, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital.
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

# 35

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

Rules still in the formulation process that may significantly impact our operations include those related to short-term borrowing disclosures, mandatory retention of a portion of loans initiated and sold, and executive compensation. Several of these issues are highly controversial, and the implementing regulations to be forthcoming remain the focus of much discussion and concern.

(ii) Health care reform: In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. However, we do not currently expect that either impact will be material. The exact extent of the Health Reform Act's impact, if any, cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available. Also, the new statute has been the subject of legal challenges. In June 2012, the U.S. Supreme Court upheld the so-called "individual mandate" which will be a primary funding mechanism for the plan. The Company will continue to monitor the impact of the Act, if any on its benefit plans.

Liquidity and access to credit markets: We have not experienced any liquidity problems or special concerns thus far during 2012, nor did we during 2011 or 2010. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 49). In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. We maintain, and periodically test, a contingent liquidity plan is to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.

FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the rates we pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based on adjusted assets (as defined) rather than deposits. This had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including short-term borrowings and repurchase agreements. The rate, however, given the significantly larger base on which premiums would be assessed (total assets versus insured deposits), was set at a lower percentage than the rate applicable under the old formula. Because our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain, the new lower rate even applied to a larger base has resulted in a significant decrease in our FDIC premiums, while even with the lower rates, the premiums paid by larger banks have generally increased.

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

Since the first quarter of 2008, Visa has settled several claims falling within the category of covered litigation, and from time to time has deposited substantial additional amounts into the escrow fund for covered litigation. Such deposits have reduced the value of our Class B Visa shares proportionately. We did not recognize any income or expense since 2008 resulting from such additional deposits by Visa into the escrow fund as it was not determinable with an appropriate level of certainty what the impact was of such funding on the Company's contingent obligation.

# 36

Most recently, in July 2012, Visa and MasterCard entered into a Memorandum of Understanding (MOU) with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa's share of this settlement also will be paid out of its escrow fund. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our remaining VISA litigation-related accrual ($294 thousand pre-tax). This reversal reduced our other operating expenses for the nine-month period ending September 30, 2012. We believed then, and continue to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy the Company's contingent liability for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

Increase in Stockholders' Equity: At September 30, 2012, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $12.45, an increase of $0.81, or 7.0%, from December 31, 2011 and an increase of $0.66, or 5.6%, from the level as of September 30, 2011. Our total stockholders' equity at September 30, 2012 increased 4.6% over the year-earlier level, and our total book value per share increased by the same, 4.6%, over the year earlier level. This increase in stockholders' equity over the first nine months of 2012 principally reflected the following factors: i) $16.6 million net income for the period; ii) issuance of $3.3 million of common stock through our employee benefit and dividend reinvestment plans; offset in part by iii) cash dividends of $8.8 million; and (iv) repurchases of our own common stock of $3.1 million. As of September 30, 2012, our closing stock price was $25.00, representing a trading multiple of 2.01 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2012, as adjusted for a 2% stock dividend distributed September 27, 2012.

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	9/30/2012	12/31/2011	9/30/2011	From Dec	From Sept	From Dec	From Sept
Interest-Bearing Bank Balances	$92,428	$14,138	$94,159	$78,290	$(1,731)	553.8%	(1.8)%
Securities Available-for-Sale	425,416	556,538	472,340	(131,122)	(46,924)	(23.6)%	(9.9)%
Securities Held-to-Maturity	244,949	150,688	146,416	94,261	98,533	62.6%	67.3%
Loans (1)	1,152,951	1,131,457	1,120,691	21,494	32,260	1.9%	2.9%
Allowance for Loan Losses	15,247	15,003	14,920	244	327	1.6%	2.2%
Earning Assets (1)	1,920,231	1,859,543	1,838,366	60,688	81,865	3.3%	4.5%
Total Assets	2,040,515	1,962,684	1,952,978	77,831	87,537	4.0%	4.5%
Demand Deposits	259,943	232,038	232,044	27,905	27,899	12.0%	12.0%
NOW Accounts	769,107	642,521	633,857	126,586	135,250	19.7%	21.3%
Savings Deposits	443,053	416,829	419,470	26,224	23,583	6.3%	5.6%
Time Deposits of $100,000 or More	98,215	123,668	128,080	(25,453)	(29,865)	(20.6)%	(23.3)%
Other Time Deposits	201,143	228,990	235,888	(27,847)	(34,745)	(12.2)%	(14.7)%
Total Deposits	$1,771,461	$1,644,046	$1,649,339	$127,415	$122,122	7.8%	7.4%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$18,042	$26,293	$47,644	$(8,251)	$(29,602)	(31.4)%	(62.1)%
FHLB Advances	30,000	40,000	40,000	(10,000)	(10,000)	(25.0)%	(25.0)%
Stockholders' Equity	176,314	166,385	168,624	9,929	7,690	6.0%	4.6%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. In recent years, municipal deposits on average have represented from 24% to nearly 30% of our total deposits. As of September 30, 2012, municipal deposits represented approximately 29.3% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in 2012--see following paragraph),

# 37

or an elevation in the average rates we pay on such deposits (as a result of heightened competition for such deposits). However, if the regional ecomony weakens or competition for deposits strengthens, we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the ready availability to us of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $127.4 million, or 7.8%, from December 31, 2011 to September 30, 2012, mainly due both to an increase in number of municipal deposit relationships and a seasonal increase in balances in the third quarter of 2012. Another factor contributing to the increase was a widespread flight to safety on the part of many individual savers during the crisis, who continue to increase their deposits in banks, even in the face of historically-low deposit rates. From December 31, 2011 to September 30, 2012, we experienced an increase in municipal deposit balances of $94.7 million, or 22.3%. Non-municipal deposits increased by $32.8 million, or 2.7%, with the increases spread among all categories of non-maturity products, except for money market checking, which decreased by 3.1%. At September 30, 2012 securities sold under agreements to repurchase were $8.3 million below year-end 2011 balances and $29.6 million below year-earlier levels. During the first nine months of 2012, we allowed $10 million in FHLB advances to mature without replacement.
Changes in Earning Assets: Our loan portfolio increased by $21.5 million, or 1.9%, from December 31, 2011 to September 30, 2012. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans – period-end balances for this segment were up $19.8 million, or 5.8%, from December 31, 2011 to September 30, 2012, reflecting moderate demand for commercial lending.

2.	Residential real estate loans – these loans decreased by $19.7 million, or 4.3% from December 31, 2011 to September 30, 2012, as we sold most of our originations during the period.

3.	Automobile loans – the balance of these loans increased by $20.9 million, or 6.5% from December 31, 2011 to September 30, 2012, reflecting a modest resurgence of automobile sales region-wide.
Most of our incoming cash flows for the first nine months of 2012 came from maturing investments and the increase in deposit balances. During that period, we purchased $194.2 million of securities to replace most of the maturing securities in the held-to-maturity and available-for-sale portfolios. The remaining cash flows were held in overnight funds at period-end pending reinvestment as suitable opportunities arise.
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
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Demand Deposits	$258,632	$233,650	$221,738	$222,988	$231,276
NOW Accounts	685,212	733,600	688,982	672,426	543,280
Savings Deposits	446,450	431,896	425,247	415,603	418,596
Time Deposits of $100,000 or More	102,230	111,766	121,112	125,679	124,055
Other Time Deposits	209,075	222,408	226,702	231,366	237,142
Total Deposits	$1,701,599	$1,733,320	$1,683,781	$1,668,062	$1,554,349
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2012	06/30/2012	03/31/2012	12/31/2011	09/30/2011
Demand Deposits	15.2%	13.5%	13.2%	13.4%	14.9%
NOW Accounts	40.3%	42.3%	40.9%	40.3%	35.0%
Savings Deposits	26.2%	24.9%	25.3%	24.9%	26.9%
Time Deposits of $100,000 or More	6.0%	6.5%	7.2%	7.5%	8.0%
Other Time Deposits	12.3%	12.8%	13.4%	13.9%	15.2%
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

# 38

For a variety of reasons, including the seasonality of municipal deposits (discussed under "Municipal Deposits," above), we typically experience modest growth in average deposit balances in the first quarter of each calendar year, little net growth or a small contraction in the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially). This pattern has held true in recent quarters, except for the second quarter of 2012, when average deposits actually increased somewhat over the average balance for the first quarter of 2012, with the largest gain in NOW accounts. This was largely due to a significant increase in municipal deposits in the second quarter, reflecting the addition of several new municipal relationships. However, as expected, average balances fell from the second quarter to the third quarter of 2012.
Quarterly Cost of Deposits

	Quarter Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.39	0.54	0.62	0.76	0.78
Savings Deposits	0.28	0.31	0.34	0.39	0.46
Time Deposits of $100,000 or More	1.79	2.05	2.02	2.03	2.11
Other Time Deposits	1.63	1.94	2.03	2.10	2.13
Total Deposits	0.54	0.68	0.76	0.85	0.89
In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the previous five quarters, for virtually all deposit categories, as did our average yield on loans for almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," p. 43).
Impact of Interest Rate Changes
Our profitability is affected by the prevailing interest rate environment, both short-term rates and long-term rates, the changes in those rates, and by the relationship between short- and long-term rates (i.e., the yield curve).
Changes in Interest Rates in Recent Years. When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits and these costs continued to fall in 2008 and 2009 and to a lesser extent throughout 2010, 2011 and 2012. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in recent periods (since the beginning of 2009) the decline in yields on our earning assets has generally exceeded the decline in the cost of our deposits. As a result of these trends, our net interest margin generally increased in late 2007 and early 2008, positively impacting our net interest income, but since mid-2008 we, like almost all banks, have experienced a fairly steady contraction in our net interest margin.

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
As the crisis deepened in the 2008-2010 period, however, long-term rates also began to decrease roughly in parity with the continuing decreases in short-term rates, as both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. In recent quarters, as short-term rates have neared zero, long-term rate decreases generally have exceeded short-term rate decreases and the yield curve has flattened somewhat. In the third quarter of 2011 and the second quarter of 2012, the Federal Reserve undertook new measures specifically designed to reduce longer-term rates as compared to short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates have subsequently fallen to levels not seen in many years, if ever.
All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak or suffer a new downturn. Any credit or asset quality erosion will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand and in the U.S. economy generally experienced in the first nine months of 2012 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S. (including the so-called "fiscal cliff" that threatens to negatively impact the domestic economy at year-end 2012).

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010 and 2011 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.

# 39

Currently, our net interest margin continues to be under considerable pressure. During the last five quarters, our margin ranged from 3.25% to 3.43%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off at a faster rate than newer, lower-priced assets. Thus, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow, if net interest income decreases more rapidly than other sources of operating income increase.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible emergence of meaningful inflation across some or all asset classes in the U.S. or other world economies. To the extent that such inflation may occur, it is likely to be the result of persistent efforts by the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which started at least in the U.S. at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank (i.e., quantitative easing), which is intended in part to have the identical effect of lowering and reinforcing already low interest rates in addition to directly expanding the supply of credit. When the second round of quantitative easing expired on June 30, 2011, the Fed elected not to continue the program, for a variety of reasons including some concern of nascent inflation. Instead, the Fed announced it would support economic recovery through a new series of interest rate manipulations, dubbed “Operation Twist,” under which it would reinvest the proceeds from maturing short-term (and long-term) securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. However, in the ensuing summer months of 2012, the underlying inflation rate in the U.S., exclusive of the historically volatile categories of fuel and food purchases, remained quite low, and the U.S. economy, though slowly improving, remained sluggish. As a result, in September 2012, the Fed announced that it would resume quantitative easing, by embarking on a program of purchasing $40 billion of mortgage-backed securities on a monthly basis in the market until the economy regained suitable momentum (so-called "infinite QE"), while at the same time monitoring inflation in the economy, with a view toward taking appropriate corrective measures if the inflation rate increased beyond acceptable levels. There remains, consequently, along with continuing concerns about the sluggish U.S. economy, a parallel concern that at some point increased inflation, perhaps significant inflation, may emerge, potentially leading to a significant increase in prevailing interest rates in the U.S. financial markets.
For the present, management does not anticipate near-term substantial increases in prevailing rates, short- or long-term. If modest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run. Given the extraordinary forces currently in play in the financial markets, any speculation on the likelihood of significant inflation in the near future, or the impact of such inflation on prevailing interest rates, short- or long-term, or on the net interest margins or the net interest income of banks such as ours, must be regarded as highly subjective. A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this Report.

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent periods, we have reduced our reliance on FHLB advances as a source of funds, and in 2011 prepaid some advances, even at the cost of incurring substantial prepayment penalties. See the discussion on this in “Changes in Sources of Funds” on page 38.
We have also relied in the past on the issuance of trust preferred securities (or TRUPs) to meet our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of September 30, 2012 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 46 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital.

# 40

Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Commercial and Commercial Real Estate	$357,148	$354,316	$348,472	$336,580	$334,774
Residential Real Estate	322,750	327,763	332,764	340,611	344,360
Home Equity	84,849	82,992	82,635	81,560	79,674
Consumer Loans - Automobile	352,597	346,080	339,409	334,561	326,287
Other Consumer Loans (1)	31,427	32,515	33,042	33,140	34,289
Total Loans	$1,148,771	$1,143,666	$1,136,322	$1,126,452	$1,119,384
Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Commercial and Commercial Real Estate	31.1%	31.0%	30.7%	29.9%	29.9%
Residential Real Estate	28.1	28.6	29.3	30.2	30.8
Home Equity	7.4	7.3	7.3	7.3	7.1
Consumer Loans - Automobile	30.7	30.3	29.8	29.7	29.2
Other Consumer Loans (1)	2.7	2.8	2.9	2.9	3.0
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio
In late 2010 and through 2011, the general decline in residential property values resumed in most markets, and this trend continued in the first nine months of 2012, although the decline appeared to be slowing or even reversing itself, at least in some markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets, both in terms of price and quantity of transactions, but the evidence is still inconclusive. As was true during the initial stages of the real estate collapse, indications of stability or revival in the residential and commercial real estate markets vary significantly from market to market.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by recent firming up in some real estate markets and by the general stabilization in the equity markets in recent years, including a modest rebound in the equities in first three quarters of 2012. In sum, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we have largely been spared the negative impact on asset quality that other banks have suffered. Through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line and we never extended or purchased any so-called “Alt-A,” “negative amortization,” “option ARM,” or “negative equity” mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low and moderate-income borrowers within our service area. However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans has not experienced as severe a decline in property values or economic conditions generally as other parts of the U.S., are the principal reasons that we have not to date experienced significant deterioration in our loan portfolio, including the real estate categories of our loan portfolio.
However, like all other banks we operate in a world where identifying opportunities for secure and profitable expansion of our loan portfolio is challenging, where competition is intense, and where margins are very tight. If the U.S. economy continues to be weak, our region also will continue to experience stress from an economic and financial standpoint, and given our conservative underwriting standards we may continue to experience only modest or even slowing loan portfolio growth. Moreover, if the U.S. or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 38% of the entire portfolio at period-end 2012), eclipsing both automobile loans (30% of the portfolio) and our commercial and commercial real estate loans (31%).
Our gross originations for residential mortgage loans (not including home equity loans) were $76.6 million for the first nine months of 2012, and $75.0 million and $94.2 million for the years 2011 and 2010, respectively. Although as a general matter, our originations of such

# 41

loans have steadily (and sometimes significantly) increased in recent years, our residential mortgage portfolio has not increased proportionately. As prevailing mortgage rates began to decline, we began to sell most of the mortgage loans we originated in the secondary market.
Since year-end 2011, rates have continued to fall to historically low levels, severely compressing our margins on such loans, despite the fact that deposit rates also have reached historically low levels. In response to abnormal conditions, we determined to sell most of our residential mortgage originations to Freddie Mac. Our sales of originations to Freddie Mac amounted to $27.2 million for the last half of 2010, $48.5 million for all of 2011 and $41.1 million for the first nine months of 2012. If the current low-rate environment for newly originated residential mortgage loans persists, we may continue to sell a significant portion of our originations and, as a result, may experience a net decrease in our outstanding balances in this important segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential mortgage loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Indirect Consumer Loans (primarily automobile loans): At September 30, 2012, indirect consumer loans (primarily automobile loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business.
In the first nine months of 2012, there was a modest nation-wide resurgence in automobile sales (especially in the first quarter), due in the view of many to an aging fleet and a modest resurgence in consumer optimism. We too saw an increase in our originations, from $106.8 million for the first nine months of 2011 to $147.5 million for the first nine months of 2012, and our outstanding balances increased.
For 2011, our originations of indirect loans were $154.3 million, a decrease of $23.6 million, or 13.3%, from the total for 2010. Prepayments and normal amortization during the year exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $12.4 million, or 3.6%, during 2011.
In 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period, and net charge-offs for the first nine months of 2012 were below the net charge-offs for the first nine months of 2011. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. In 2011 our balances continued to grow, increasing by $24.0 million, or 7.5%. For the first nine months of 2012, commercial loan growth was modest as outstanding balances at September 30, 2012, were increased by $19.8 million, or at an annualized rate of 5.8%, over the December 31, 2011 level.
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

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
Commercial and Commercial Real Estate	5.07%	5.11%	5.36%	5.42%	5.57%
Residential Real Estate	5.01	5.15	5.24	5.29	5.36
Home Equity	3.01	2.99	2.98	2.96	2.97
Consumer Loans - Automobile	4.38	4.50	4.63	4.83	4.95
Other Consumer Loans	6.42	6.39	6.56	6.84	6.99
Total Loans	4.72	4.82	4.97	5.07	5.18

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 46 basis points or 8.9%, as a result of the historically low interest rate environment.
In the third quarter of 2012 the average yield on our loan portfolio declined by 10 basis points from the second quarter of 2012, from 4.82% to 4.72%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (the rate for this sector dropped 25 basis points, on average, between the first two quarters of 2012 and another four basis points in the third quarter), as well as on rates for automobile loans (a 12 basis points decline in the third quarter). The yields on new 30 year fixed-rate residential mortgage loans (the choice of most of our mortgage customers) remained very low during the quarter. As a consequence, we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac. The third quarter

# 42

decrease in average yield on our loan portfolio of 10 basis points was 4 basis points less than the 14 basis point decline in our average cost of deposits during the quarter, which resulted in a small expansion, not a contraction, in our margin on loans, but we believe that this was an anomaly and that average loan yields will generally continue to decline at a somewhat higher rate than our average cost of deposits.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 39 under the heading "Impact of Interest Rate Changes." We expect that will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields.
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2011 to September 30, 2012 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	09/30/2012	12/31/2011	Change	09/30/2012	12/31/2011	Change
Securities Available-for-Sale:
U.S. Agency Securities	$56,391	$116,393	$(60,002)	$337	$338	$(1)
State and Municipal Obligations	62,965	44,999	17,966	259	287	(28)
Mortgage-Backed Securities-Residential	304,085	392,712	(88,627)	11,369	10,594	775
Corporate and Other Debt Securities	800	1,015	(215)	(200)	—	(200)
Mutual Funds and Equity Securities	1,175	1,419	(244)	55	54	1
Total	$425,416	$556,538	$(131,122)	$11,820	$11,273	$547

Securities Held-to-Maturity:
State and Municipal Obligations	$188,127	$158,059	$30,068	$8,715	$8,371	$344
Mortgage-Backed Securities-Residential	65,809	—	65,809	1,272	—	1,272
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$254,936	$159,059	$95,877	$9,987	$8,371	$1,616
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency and government sponsored enterprises (GSE), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate risk. Included in corporate and other debt securities are trust preferred securities which were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. In the second quarter of 2011 we recognized an impairment charge of $17 thousand, on one security in our available-for-sale portfolio. The category of mutual funds and equity securities includes this other-than-temporarily impaired security.

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio
(In Thousands)

	Three Months Ended		Nine Months Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Sales
Mortgage-Backed Securities-Residential	$—	$20,087	$15,699	$35,821
Other	244	27	607	240
Net Gains on Securities Transactions	64	1,771	709	2,795
Proceeds on the Sales of Securities	$308	$21,885	$17,015	$38,856

# 43

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

	Three Months Ended		Nine Months Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Purchases
U.S. Agency Securities	$31,006	$22,250	$31,006	$76,305
State and Municipal Obligations	9,284	1,557	27,297	15,911
Mortgage-Backed Securities-Residential	4,732	49,065	4,732	132,274
Other	—	50	348	87
Total Purchases	$45,022	$72,922	$63,383	$224,577

Maturities & Calls	$49,839	$90,604	$175,193	$236,332

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Nine Months Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Purchases
State and Municipal Obligations	$659	$8,715	$58,871	$11,473
Mortgage-Backed Securities-Residential	—	—	71,898	—
Total Purchases	$659	$8,715	$130,769	$11,473

Maturities & Calls	$13,029	$582	$35,483	$24,787

# 44

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2012	06/30/2012	3/31/2012	12/31/2011	9/30/2011
Loan Balances:
Period-End Loans	$1,152,951	$1,146,641	$1,131,457	$1,131,457	$1,120,691
Average Loans, Year-to-Date	1,142,942	1,139,995	1,136,322	1,126,065	1,125,936
Average Loans, Quarter-to-Date	1,148,771	1,143,666	1,136,322	1,126,452	1,119,384
Period-End Assets	2,040,515	1,966,976	1,962,684	1,962,684	1,952,978

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,003	$15,003	$15,003	$14,689	$14,689
Provision for Loan Losses, YTD	670	520	280	845	565
Loans Charged-off, YTD	(604)	(433)	(297)	(774)	(523)
Recoveries of Loans Previously Charged-off	178	121	67	243	189
Net Charge-offs, YTD	(426)	(312)	(230)	(531)	(334)
Allowance for Loan Losses, End of Period	$15,247	$15,211	$15,053	$15,003	$14,920

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,211	$15,053	$15,003	$14,920	$14,820
Provision for Loan Losses, QTD	150	240	280	280	175
Loans Charged-off, QTD	(171)	(136)	(297)	(251)	(135)
Recoveries of Loans Previously Charged-off	57	54	67	54	60
Net Charge-offs, QTD	(114)	(82)	(230)	(197)	(75)
Allowance for Loan Losses, End of Period	$15,247	$15,211	$15,053	$15,003	$14,920

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,088	$6,822	$5,476	$4,528	$4,265
Restructured	518	504	121	1,422	601
Loans Past Due 90 or More Days and Still Accruing Interest	150	510	511	1,662	826
Total Nonperforming Loans	6,756	7,836	6,108	7,612	5,692
Repossessed Assets	37	25	45	56	41
Other Real Estate Owned	797	812	510	460	281
Total Nonperforming Assets	$7,590	$8,673	$6,663	$8,128	$6,014

Asset Quality Ratios:
Allowance to Nonperforming Loans	225.68%	194.11%	246.45%	197.1%	262.14%
Allowance to Period-End Loans	1.32	1.33	1.32	1.33	1.33
Provision to Average Loans (Quarter)	0.05	0.08	0.10	0.05	0.06
Provision to Average Loans (YTD)	0.08	0.09	0.10	0.08	0.07
Net Charge-offs to Average Loans (Quarter)	0.04	0.03	0.08	0.08	0.03
Net Charge-offs to Average Loans (YTD)	0.05	0.06	0.08	0.05	0.04
Nonperforming Loans to Total Loans	0.59	0.68	0.54	0.67	0.51
Nonperforming Assets to Total Assets	0.37	0.44	0.33	0.41	0.31

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the third quarter of 2012, we made a provision for loan losses of $150 thousand, a decrease of $90 thousand from the provision for the second quarter of 2012 and a decrease of $130 thousand from the provision for the first quarter of 2012. The decrease reflected a continued very modest level of net charge-offs combined with a general continuation of high quality across the portfolio, as indicated by other metrics, including the ratio of nonperforming loans to total loans, which continued at a very low and stable level.

# 45

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
Risk Elements
Our nonperforming assets at September 30, 2012 amounted to $7.6 million, a decrease of $538 thousand, or 6.62%, from the December 31, 2011 total and an increase of $1.6 million or 26.2%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At September 30, 2102, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .34%, compared to our ratio at June 30, 2012 of .41%. Both ratios are well below the ratio of 2.76% for our peer group at June 30, 2012 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	9/30/2012	12/31/2011	9/30/2011
Commercial Loans	$1,094	$735	$566
Commercial Real Estate Loans	1,322	—	144
Residential Real Estate Loans	2,769	1,726	1,140
Other Consumer Loans	3,154	4,225	3,670
Total Delinquent Loans	$8,339	$6,686	$5,520

At September 30, 2012, our loans in this category totaled $8.3 million, or 0.72% of loans then outstanding, an increase of $1.7 million, or 24.7%, from the $6.7 million of such loans at December 31, 2011. The year-end 2011 total, in turn, equaled .57% of loans then outstanding. The increase from December 2011 is primarily attributable to two collateralized commercial loans.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 2 to the Financial Statements. We consider all accruing commercial and commercial real estate loans classified as substandard (as reported in Note 2) to be potential problem loans. The dollar amount of such loans at September 30, 2012 ($27.7 million) was virtually identical to the dollar amount of such loans at September 30, 2011, although up by $3.3 million, or 13.%, over the dollar amount of such loans at December 31, 2011, The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of September 30, 2012, we held for sale five real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.
CAPITAL RESOURCES
Stockholders' Equity: Stockholders' equity was $176.3 million at September 30, 2012, an increase of $9.9 million, or 6.0%, from the prior year-end.  The most significant positive changes to stockholders' equity included net income of $16.6 million and equity received from our various stock-based compensation and dividend reinvestment plans of $3.3 million. These positive changes were offset, in part by cash dividends of $8.8 million and purchases of our own common stock of $3.1 million.

Stock Repurchase Program: At its regular meeting in December 2011, the Board of Directors approved a 12-month stock repurchase program (the "January 2012 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2012 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in April 2011, and was virtually exhausted by December 2011. Under the January 2012 program, as under the April 2011 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. At September 30, 2012, 81,702 shares having an aggregate purchase price of $1.9 million had been acquired under the January 2012 program.

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

# 46

New Capital Standards to be Promulgated: The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including banks like ours. These standards when adopted by regulators must be at least as strict (i.e., must establish minimum and target capital levels that are at least as high) as (i) the preexisting regulatory capital standards for U.S. financial institutions or, (ii) if higher, any “commonly accepted capital standards” then in effect for financial institutions in the advanced economies generally, as defined in Dodd-Frank. The latter reference is generally understood as embracing the new, enhanced financial institution capital requirements that are currently being drafted and reviewed by financial regulators for a consortium of the world's most advanced nations, including the U.S., and are expected to be implemented, in whole or in part, by those nations. These proposed new international capital requirements, commonly known as Basel III, currently await final approval by the advanced nations (the Group of 20), but will be implemented by the participating nations, to the extent implemented, only over a relatively protracted time period, i.e., over a multi-year period. The Basel III standards, if approved and reflected in the new U.S. bank capital standards, ultimately may require significantly higher minimum levels of capital for U.S. financial institutions, when fully implemented, than are now required. In this regard, the U.S. federal bank regulatory agencies, acting jointly, recently (in June 2012) issued proposed new capital rules from U.S. banks that in most respects coordinate with the current drafts of the Basel III proposed international capital rules. See the discussion of the proposed new U.S. capital rules under “Important Proposed Changes to Regulatory Capital Standards,” below.

Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test. The risk-based guidelines stipulate a balance sheet adjustment process in which risk weightings (often of less than 100%) are assigned to certain assets and off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets disappears from the balance sheet. This has the effect of elevating an institution's risk-based ratios as of any date above its actual capital-to-assets ratios. The risk-based guidelines set minimum ratios of capital-to-adjusted (risk-weighted) assets, including an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital for this measure must consist of "Tier 1" capital, which comprises common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), less intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, without discounting of assets). For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking regulations establish five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). The law mandates that bank regulators take certain remedial actions for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines, that is, institutions falling into any of the three lowest levels of capitalization. Federal banking law also ties the ability of a banking organization to engage in certain types of non-banking financial activities to such organization's qualifying as "well-capitalized" or "adequately capitalized," that is, to the institution's qualifying for one of the top two levels of capitalization.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the recently enacted Dodd-Frank Act, any trust preferred securities issued by mid-sized banks such as Arrow after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will not qualify as Tier 1 capital under the bank regulatory capital guidelines; however, any TRUPs issued by banks that were outstanding on the grandfathering date (such as Arrow's TRUPs) may continue to qualify as Tier 1 capital, until the redemption or maturity thereof. However this may change under recently proposed changes described in the following section.

Important Proposed Changes to Regulatory Capital Standards

The Dodd-Frank Act directed U.S. regulators to promulgate new capital guidelines for banking institutions and implicitly directed that the new guidelines should comply at a minimum with the final Basel III standards. In June 2012, the joint banking regulatory agencies issued proposed new rules to revise current regulatory capital guidelines. In general, the proposed new rules expand the risk-weighting categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The proposed rules also are more restrictive in their definitions of what qualify as capital components and set new, higher minimum capital ratios.
For community banks, such as ours, the proposed new rules would add a new capital ratio, a "common equity tier 1 capital ratio." The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. In addition, the new common equity tier 1 capital ratio will include unrealized securities gains and losses as part of both capital and assets. In addition, to setting higher minimum capital ratios, the proposed rules, as part of their general thrust in requiring enhanced capital for all banks, introduce a new concept, a so-called "capital conservation buffer" (set at 2.5% under the proposed rules), which must be added to each of the proposed new minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer, to the extent that buffer should erode below the required level, the bank would not necessarily be required to replace the capital deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so. The following table compares the minimum capital ratios under the proposed rules, including the 2.5% capital conservation buffer, with the current well-capitalized ratios:

# 47

Capital Ratios Comparison of Proposed Minimum Ratios (including the buffer) to Current Well-Capitalized Ratios

Capital Ratio	Proposed Minimum (with 2.5% buffer)	Current Well-Capitalized
Common Equity Tier 1 Capital Ratio	7.00%	N/A
Tier 1 Leverage Ratio	6.50%	5.00%
Tier 1 Risk-Based Capital Ratio	8.50%	6.00%
Total Risk-Based Capital Ratio	10.50%	10.00%

The changes in the proposed new rules that would have the largest impact on our regulatory capital position, at the holding company and the bank level, include:

•	The possible phase-out over 10 years of TRUPs as Tier 1 capital for mid-sized banks such as Arrow (see the Note in the section "Recent Legislative Developments--the Dodd-Frank Act" on page 35, above).

•	A risk-weighting scheme for residential real estate loans based on loan to value ratios.

•	Weighting nonperforming loans at 150% versus 100% at present.

•	A requirement to include unrealized gains or losses on available-for-sale securities, net of tax, as a component of capital.

We expect that if the proposed rules had been effective on September 30, 2012, our capital ratios would have exceeded each of the proposed minimums, including the capital conservation buffer.
Summary of Capital Ratios
As of September 30, 2012, the Tier 1 leverage and risk-based capital ratios for our holding company and our subsidiary banks were as follows:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.41%	15.20%	16.45%
Glens Falls National Bank & Trust Co.	9.10%	15.07%	16.32%
Saratoga National Bank & Trust Co.	9.55%	13.82%	15.05%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
All capital ratios for our holding company and our subsidiary banks at September 30, 2012 were well above minimum capital standards for financial institutions. Additionally, at such date our holding company and our subsidiary banks qualified as “well-capitalized” under federal banking law, based on their capital ratios on that date.
Stock Prices and Dividends
Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 31, 2012, our Board of Directors declared the 2012 fourth quarter cash dividend of $.25 payable on December 15, 2012. Per share amounts in the following table have been restated for our September 2012 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2011
First Quarter	$21.50	$26.74	$0.238
Second Quarter	21.92	24.01	0.238
Third Quarter	21.18	23.84	0.238
Fourth Quarter	21.08	23.53	0.245
2012
First Quarter	$22.80	$26.62	$0.245
Second Quarter	22.60	24.37	0.245
Third Quarter	23.26	25.68	0.245
Fourth Quarter (dividend payable December 15, 2012)			0.250

# 48

	Quarter Ended September 30,
	2012	2011

Cash Dividends Per Share	$0.245	$0.238
Diluted Earnings Per Share	0.48	0.45
Dividend Payout Ratio	51.04%	52.89%
Total Equity (in thousands)	$176,314	$168,624
Shares Issued and Outstanding (in thousands)	12,034	12,032
Book Value Per Share	$14.65	$14.01
Intangible Assets (in thousands)	$26,546	$26,788
Tangible Book Value Per Share	$12.45	$11.79
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, and our ability to quickly pledge a substantial portion of our available marketable investment securities and loans to obtain funds.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $425.4 million at period-end 2012, down 23.6% from the year-end 2011 level, resulting from maturities and our sale during the completed quarter of securities for asset and liability management purposes. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on these lines during 2012.
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $98.5 million at September 30, 2012.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At September 30, 2012, the amount available under this facility was $261.9 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences.
During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks. In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash and due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates (albeit rates that are still historically low for the maturities in question) but would also represent a loss of liquidity. The financial markets have been challenging for many financial institutions, and the widely accepted view is that a lack of liquidity has been as great a problem for many troubled institution as capital shortage. As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 49

RESULTS OF OPERATIONS
Three Months Ended September 30, 2012 Compared With
Three Months Ended September 30, 2011

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	09/30/2012	09/30/2011	Change	% Change
Net Income	$5,748	$5,372	$376	7.0%
Diluted Earnings Per Share	0.48	0.45	0.03	6.7
Return on Average Assets	1.16%	1.11%	0.05%	4.5
Return on Average Equity	13.14%	12.80%	0.34%	2.7

We reported earnings (net income) of $5.7 million and diluted earnings per share (EPS) of $.48 for the third quarter of 2012, compared to net income of $5.4 million and EPS of $.45 for the third quarter of 2011.
Both quarters included net gains on the sale of securities: $38.6 thousand, net of tax, in the 2012 quarter, representing a positive impact on EPS of $.003; and $1.1 million, net of tax, in the 2011 quarter, representing a positive impact on EPS of $.089. In the 2011 quarter, we deleveraged our balance sheet by prepaying four of our Federal Home Loan Bank (FHLB) advances totaling $40 million. The prepayment penalties for these higher-costing advances amounted to $989 thousand, net of tax, which is reported as a component of noninterest expense, and represented a negative impact on EPS of $.082. No prepayment penalties were incurred during the comparable period in 2012.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	09/30/2012	09/30/2011	Change	% Change
Interest and Dividend Income	$18,168	$19,884	$(1,716)	(8.6)%
Interest Expense	2,643	4,345	(1,702)	(39.2)
Net Interest Income	15,525	15,539	(14)	(0.1)
Tax-Equivalent Adjustment	1,000	887	113	12.7
Average Earning Assets (1)	1,852,431	1,798,781	53,650	3.0
Average Interest-Bearing Liabilities	1,511,634	1,487,923	23,711	1.6

Yield on Earning Assets (1)	3.90%	4.39%	(0.49)%	(11.2)
Cost of Interest-Bearing Liabilities	0.70	1.16	(0.46)	(39.7)
Net Interest Spread	3.20	3.23	(0.03)	(0.9)
Net Interest Margin	3.33	3.43	(0.10)	(2.9)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.43% to 3.33% between the third quarter of 2011 and the third quarter of 2012. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) decreased by 3 basis points between the respective quarters, from 3.23% to 3.20%. These measures reflect a continuing trend impacting most commercial banks, i.e., the consistent pressure on margins resulting from a very low interest rate environment. In management's view, this trend of margin compression is likely to persist in the foreseeable future. Net interest income for the just completed quarter, on a taxable equivalent basis, decreased $14 thousand, or 0.1%, from the third quarter of 2011, as the decrease in net interest margin was largely offset by an increase in average earning assets between the quarters. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $150 thousand and $175 thousand for the quarters ended September 30, 2012 and 2011, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 45.

# 50

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	09/30/2012	09/30/2011	Change	% Change
Income From Fiduciary Activities	$1,563	$1,550	$13	0.8%
Fees for Other Services to Customers	2,097	2,092	5	0.2
Insurance Commissions	2,223	1,994	229	11.5
Net Gain on Securities Transactions	64	1,771	(1,707)	(96.4)
Net Gain on the Sale of Loans	600	219	381	174.0
Other Operating Income	288	255	33	12.9
Total Noninterest Income	$6,835	$7,881	$(1,046)	(13.3)

Total noninterest income in the just completed quarter was $6.8 million, a decrease of $1.0 million, or 13.3%, from total noninterest income of $7.9 million for the third quarter of 2011. Disregarding securities transactions, however, noninterest income actually increased by $661 thousand, or 10.8%. Although other areas of noninterest income (other than securities transactions) experienced increases from last year's quarter, the greatest gains were in insurance commission income and net gains on the sale of loans. The increase in insurance income was partially due to the fact that our most recent insurance agency acquisition was completed on August 1, 2011, and so that acquisition had only a partial impact on the 2011 quarter's earnings versus a full impact on the 2012 quarter's earnings. However, we also experienced increases in commission income from our other three recently-acquired agencies whose operations were fully reflected in both quarters' results. Net gain on the sale of loans increased substantially in the 2012 quarter versus the 2011 quarter due to the fact that in the 2012 quarter as in the prior year period we continued to sell most of our residential real estate loan originations to Freddie Mac and the volume of those originations in 2012 increased markedly over the prior year period.
For the just completed 2012 quarter, income from fiduciary activities increased $13 thousand, or 0.8%, from the comparable 2011 quarter. This compared to a much larger increase between the period ends in the market value of assets under administration. At quarter-end 2012, the market value of assets under trust administration and investment management amounted to $1.051 billion, an increase of $125.4 million, or 13.5%, from quarter-end 2011. The smaller increase in fiduciary income, versus the income in fiduciary assets, does not necessarily represent a lowering of fees or a shift in customer dollars to lower-fee product lines. Period-end values of assets under administration may not necessarily reflect average values of assets during the periods in question, due to the significant fluctuations in the equity and bond markets from time-to-time. A significant portion of our fiduciary fees, however, is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure may result in a slight reduction in our fee income in upcoming periods. However, debit card usage by our customers continues to grow which ultimately is expected to partially offset the reduced rates. We do not believe that the new law's limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.
Insurance commissions first became a significant source of noninterest income for us in the mid 2000s, following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc. Capital Financial specializes in selling and servicing group health care policies as well as life insurance. During the past two years we acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area. On April 1, 2010, we acquired Loomis and LaPann, Inc., on February 1, 2011, we acquired Upstate Agency, Inc., and on August 1, 2011, we acquired the McPhillips Agencies. In each of these acquisitions, we retained all key insurance agency personnel. We have consolidated some of the insurance agency offices into our branch bank buildings. We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our recent expansion of and emphasis on this line of business.
The gain in other operating income was attributable to an increase in income from bank-owned life insurance and a gain in our interest in a business development partnership in Upstate New York.

# 51

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	09/30/2012	09/30/2011	Change	% Change
Salaries and Employee Benefits	$7,964	$7,927	$37	0.5%
Occupancy Expense of Premises, Net	994	956	38	4.0
Furniture and Equipment Expense	785	903	(118)	(13.1)
FDIC and FICO Assessments	255	260	(5)	(1.9)
Amortization	126	136	(10)	(7.4)
Prepayment Penalty on FHLB Advances	—	1,638	(1,638)	(100.0)
Other Operating Expense	2,798	2,783	15	0.5
Total Noninterest Expense	$12,922	$14,603	$(1,681)	(11.5)
Efficiency Ratio	57.39%	59.26%	(1.87)%	(3.2)

Noninterest expense for the third quarter of 2012 was $12.9 million, a decrease of $1.7 million, or 11.5%, from the expense for the third quarter of 2011. Without regard to the prepayment penalty on FHLB advances, discussed earlier, noninterest expense for the third quarter of 2012 was virtually unchanged from the 2011 quarter. For the third quarter of 2012, our efficiency ratio was 57.39%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 30 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended June 30, 2012 (the most recent reporting period for which peer group information is available), the peer group ratio was 69.72%, and our ratio was 59.68% (not adjusted).
Salaries and employee benefits were virtually unchanged between the 2011 quarter and the 2012 quarter.
The 2012 quarter included a full three months of operations for our three most recently acquired insurance agency subsidiaries, while the 2011 quarter included only a partial quarter of operations for one of those subsidiaries, the McPhillips Agencies; however, that did not have a significant impact on the results reported in the table, above.
The $118 thousand decrease in furniture and equipment expense was primarily attributable to a decrease in equipment depreciation.
Beginning with the second quarter of 2011, the method for calculating an insured institution's FDIC insurance premium was changed from a deposits-based method to a total assets-based method, which had a positive effect on our subsequent FDIC insurance premiums (reducing them). However, this new method was in place for both the comparative quarters.
Other operating expense includes a variety of categories. In our case, the category demonstrating the largest decrease in cost between the periods was legal expenses, due to a decrease in acquisition activity, and the category with the largest increase was outside computer processing.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	09/30/2012	09/30/2011	Change	% Change
Provision for Income Taxes	$2,540	$2,383	$157	6.6%
Effective Tax Rate	30.6%	30.7%	(0.1)	(0.3)
The provisions for federal and state income taxes amounted to $2.5 million and $2.4 million for the respective nine-month periods of 2012 and 2011. The effective tax rate was essentially unchanged.

# 52

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2012 Compared With
Nine Months Ended September 30, 2011

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine-Month Period Ended
	09/30/2012	09/30/2011	Change	% Change
Net Income	$16,630	$16,502	$128	0.8%
Diluted Earnings Per Share	1.38	1.38	—	—
Return on Average Assets	1.12%	1.14%	(0.02)%	(1.8)
Return on Average Equity	13.01%	13.68%	(0.67)%	(4.9)

We reported earnings (net income) of $16.6 million and EPS of $1.38 for the nine-month period of 2012, compared to net income of $16.5 million and EPS of $1.38 for the 2011 nine-month period.
Both periods included net gains on the sale of securities: $428 thousand, net of tax, in the 2012 period, representing a $.036 positive impact on EPS; and $1.7 million in the 2011 period, representing a $.141 positive impact on EPS. In the 2012 period, we reversed the VISA reserve, discussed above on page 37 of this Report, resulting in a $.015 positive impact on EPS for that period. In the 2011 quarter, we deleveraged our balance sheet by prepaying four of our Federal Home Loan Bank (FHLB) advances totaling $40 million. The prepayment penalties for these higher-costing advances amounted to $989 thousand, net of tax, which is reported as a component of noninterest expense, and represented an $.082 negative impact on EPS. No prepayment penalties were incurred during the comparable period in 2012.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine-Month Period Ended
	09/30/2012	09/30/2011	Change	% Change
Interest and Dividend Income	$55,486	$61,206	$(5,720)	(9.3)%
Interest Expense	9,454	14,657	(5,203)	(35.5)
Net Interest Income	46,032	46,549	(517)	(1.1)
Tax-Equivalent Adjustment	2,847	2,762	85	3.1
Average Earning Assets (1)	1,859,736	1,835,370	24,366	1.3
Average Interest-Bearing Liabilities	1,540,699	1,531,047	9,652	0.6

Yield on Earning Assets (1)	3.99%	4.46%	(0.47)%	(10.5)
Cost of Interest-Bearing Liabilities	0.82	1.28	(0.46)	(35.9)
Net Interest Spread	3.17%	3.18%	(0.01)	(0.3)
Net Interest Margin	3.31	3.39	(0.08)	(2.4)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) decreased from 3.39% to 3.31% between the 2011 nine-month period and the 2012 nine-month period. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 30, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) On the other hand, our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities), remained essentially unchanged between the two respective periods. The latter comparison (the leveling out of our net interest spread between the periods) does not, we believe, mark a fundamental change in market conditions or an indicator that our spread or margin may improve (expand) in upcoming periods. Net interest income for the just completed nine-month period, on a taxable equivalent basis, decreased $517 thousand, or 1.1%, from the 2011 nine-month period, as the decrease in net interest margin was largely offset by the effect of an increase in average earning assets between the periods. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $670 thousand and $565 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 45.

# 53

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine-Month Period Ended
	09/30/2012	09/30/2011	Change	% Change
Income From Fiduciary Activities	$4,786	$4,622	$164	3.5%
Fees for Other Services to Customers	6,111	6,065	46	0.8
Insurance Commissions	6,219	5,275	944	17.9
Net Gain on Securities Transactions	709	2,795	(2,086)	(74.6)
Net Gain on the Sale of Loans	1,494	437	1,057	241.9
Other Operating Income	883	535	348	65.0
Total Noninterest Income	$20,202	$19,729	$473	2.4

Total noninterest income in the just completed quarter was $20.2 million, an increase of $473 thousand, or 2.4%, from total noninterest income of $19.7 million for the 2011 nine-month period. We experienced increases in all three of the major sources of noninterest income: income from fiduciary activities, fees for other services to customers and insurance commissions, in addition to an increase in gains on the sale of loans and other operating income. The only category of noninterest income in which we experienced a decreased between the respective periods was securities transactions, in which net gains fell from $2.8 million to $700 thousand between the 2011 and 2012 periods. That decrease aside, noninterest income increased by $2.56 million or 15.1% between the 2001 nine-month period and the 2012 nine-month period.
For the just completed 2012 period, income from fiduciary activities increased $164 thousand, or 3.5%, from the comparable 2011 period. The increase reflected an increase in the fair value of assets under administration, which itself reflected general improvement in the U.S. stock markets as well as the addition of new account relationships. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans) were $6.1 million for 2012, representing a small increase of $46 thousand, or 0.8%, from the 2011 period. The increase between the two periods was primarily attributable to an increase in income from debit card transaction fees, which increased from $1.8 million for 2011 to $1.9 million for 2011. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure will have some negative impact on our fee income. However, debit card usage by our customers continues to grow which ultimately is expected to offset the negative effect of reduced rates. We do not believe that the new law's limits on debit transaction interchange fees will have a material adverse impact on our financial condition or results of operations in future periods.
Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc. Capital Financial specializes in selling and servicing group health care policies as well as life insurance. During the past two years we acquired three additional insurance agencies which sell primarily property and casualty insurance to retail customers in our service area. On April 1, 2010, we acquired Loomis and LaPann, Inc., on February 1, 2011, we acquired Upstate Agency, Inc., and on August 1, 2011, we acquired the McPhillips Agencies. In each of these acquisitions, we retained all key insurance agency personnel. We have consolidated some of the insurance agency offices into our branch bank buildings. We expect that noninterest income from insurance commissions will continue to increase in upcoming periods as a result of our recent expansion of this line of business.
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
The increase in other operating income was primarily attributable to an increase in income from bank-owned life insurance and to a gain in our interest in a partnership that serves as a business incubator in upstate New York.

# 54

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine-Month Period Ended
	09/30/2012	09/30/2011	Change	% Change
Salaries and Employee Benefits	$23,661	$22,362	$1,299	5.8%
Occupancy Expense of Premises, Net	3,042	2,896	146	5.0
Furniture and Equipment Expense	2,731	2,775	(44)	(1.6)
FDIC and FICO Assessments	766	1,040	(274)	(26.3)
Amortization	391	370	21	5.7
Prepayment Penalty on FHLB Advances	—	1,638	(1,638)	(100.0)
Other Operating Expense	8,128	8,012	116	1.4
Total Noninterest Expense	$38,719	$39,093	$(374)	(1.0)
Efficiency Ratio	58.49%	58.42%	0.07%	0.1

Noninterest expense for the 2012 nine-month period was $38.7 million, a decrease of $374 thousand, or 1.0%, over the expense for the 2011 nine-month period. Without regard to the FHLB prepayment penalty, discussed under "Summary of Earnings Performance" on page 53 above, noninterest expense increased $1.3 million, or 3.4%, from 2011 to 2012. For the 2012 nine-month period, our efficiency ratio was 58.49%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 30 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended June 30, 2012 (the most recent reporting period for which peer group information is available), the peer group ratio was 69.72%, and our ratio was 59.68% (not adjusted).
The 2012 period included a full nine months of activity for our three most recently acquired insurance agency subsidiaries, while the 2011 period included only eight months of activity for the Upstate Agency, and two months of activity for the McPhillips Agencies. The disparate impact of the acquisitions is reflected in the increase in noninterest expense for the 2012 period, reflected in the table above (which includes the agencies' expenses), as well as in the increase in insurance commission income for the period reflected in the Noninterest Income table on page 54.
Salaries and employee benefits expense increased by $1.3 million, or 5.8%, from the 2011 nine-month period to the 2012 nine-month period. All 45 full-time equivalent employees of the Upstate Agency and the McPhillips Agencies continued employment with us after the acquisitions. The salary and employee benefit expense attributed to these employees is fully reflected in the 2012 period but only partially reflected in the 2011 period, which accounts for much of the increase in salaries and employee benefits.
Occupancy expense increased $146 thousand, or 5.0%, from the 2011 nine-month period to the 2012 nine-month period. The increase was primarily attributable to increases from depreciation and the offices rented by the Upstate Agency and the McPhillips Agencies. The decrease in furniture and equipment expense was primarily attributable to a decrease in depreciation expenses.
Risk-based FDIC assessments have increased since 2008 in response to the current financial crisis. In the completed period, we continued to pay the lowest possible rate. Beginning with the second quarter of 2011, the risk-based calculation for the premium converted to the new FDIC method, a method based on adjusted assets rather than deposits. That new method in our case resulted in a 26.3% decrease in FDIC insurance premiums from the first to the second quarter of 2011. Thus, 2011 period included one quarter using the old method and two quarters using the new method, whereas all our premiums in the 2012 period were calculated using the new, less costly method.
Other operating expense increased $116 thousand, or 1.4%, between the 2011 nine-month period and the 2012 period. The increase would have been larger but for the $294 thousand reversal of the VISA litigation reserve taken by us in the 2012 period, discussed earlier in this Report. The net increase was spread among a wide variety of categories and generally reflected the added costs triggered by the recent insurance agency acquisitions which were fully reflected only in the 2012 period. However, some categories actually declined, notably courier and legal expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine-Month Period Ended
	09/30/2012	09/30/2011	Change	% Change
Provision for Income Taxes	$7,368	$7,356	$12	0.2%
Effective Tax Rate	30.7%	30.8%	(0.1)	(0.3)
The provisions for federal and state income taxes amounted to $7.4 million for both the nine-month periods of 2012 and 2011. The effective tax rate was essentially unchanged between the two periods.

# 55

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 49 of this Report, our business activities also generate market risk. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. We have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
We occasionally are forced to make ad hoc adjustments to our model. Throughout the first nine months of 2012, the targeted federal funds rate remained a range of 0 to .25%. The resulting abnormally low short-term rates caused us to reevaluate our assumptions for the decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, because we cannot project the effect of a rate decrease below zero and prevailing rates for many of our liabilities, especially short-term deposits, are already very close to zero. Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we made no downward shift in interest rates for our liabilities or our assets on the short end of the yield curve, even if such rates slightly exceed zero at the measurement date. We also always assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of September 30, 2012, a 200 basis point increase in all interest rates demonstrated a 0.61% increase in net interest income, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, adjusted as discussed above) demonstrated a 1.18% decrease in net interest income when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 56

PART II - OTHER INFORMATION
Item 1.
Legal Proceedings
We are not the subject of any material pending legal proceedings, other than ordinary routine litigation occurring in the normal course of our business. On an ongoing basis, we are the subject of, or a party to, various legal claims against us, by us against other parties, or involving us, which arise in the normal course of our business. The various pending legal claims against us will not, in the opinion of management based upon consultation with counsel, result in any material liability.

Item 1.A.
Risk Factors
We do not believe that any of the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011, need to be modified in any material respect or withdrawn, or that any additional risk factors need to be presented in this Report. Please refer to the risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011, which still pertain to our business.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its own equity securities (i.e., Arrow’s common stock) during the three months ended September 30, 2012:

Third Quarter 2012 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	4,397	$23.86	—	$3,088,364
August	12,452	24.04	—	3,088,364
September	19,230	24.45	—	3,088,364
Total	36,079	24.24	—
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: July – DRIP market purchases (4,397 shares); August – DRIP market purchases (12,452 shares); September – DRIP market purchases (19,230 shares).
2 No shares were repurchased under the Company’s publicly-announced stock repurchase program in effect during such period (i.e., the $5 million stock repurchase program authorized by the Board of Directors in December 2011 and effective January 1, 2012 (the “2012 Repurchase Program”)).
3 Dollar amount of repurchase authority remaining at each month-end during the quarter as listed in column D represents the amount remaining under the 2012 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

# 57

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

# 58

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 8, 2012	/s/Thomas L. Hoy
Date	Thomas L. Hoy, Chairman and
Chief Executive Officer

November 8, 2012	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 59