Form 10-K
period 2012-12-31
ARROW FINANCIAL CORP
filed 2013-03-15
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
Commission File Number: 0-12507
ARROW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

New York	22-2448962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
250 GLEN STREET, GLENS FALLS, NEW YORK 12801
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (518) 745-1000
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, Par Value $1.00
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes      x  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes      x   No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x   Yes          No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   x  Yes          No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $284,027,478
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 22, 2013
Common Stock, par value $1.00 per share	12,041,421
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2013 (Part III)

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2013.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies and life insurance), Loomis & LaPann, Inc. (a property and casualty and sports accident and health insurance agency), Upstate Agency, LLC ( a property and casualty insurance agency), Glens Falls National Insurance Agencies, LLC (a property and casualty insurance agency - currently doing business under the name of McPhillips Insurance Agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc., a real estate investment trust (REIT).

At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 351 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2012, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 18 and 19 of this Report.

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Impact of Legislative Developments	Part I, Item 1.D.	11	Last paragraph in Section D
	Part II, Item 7.A.	26	Paragraph in "Health Care Reform"
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	31	Last 3 paragraphs
	Part II, Item 7.C.II.a.	40	Last paragraph under “Automobile Loans”
	Part II, Item 7.C.II.a.	41	3rd and 4th paragraph under table
	Part II, Item 7.C.IV.	45	3rd full paragraph
	Part II, Item 7A.	53	Last 4 paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	33	1st paragraph under “II. Provision For Loan Losses and Allowance For Loan Losses”
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	40	2nd paragraph under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	47	Last 2 paragraphs under "Liquidity"
Dividend Capacity	Part I, Item 1.C.	7	1st paragraph under "New Capital Standards to be Promulgated"
		8	2nd and 4th full paragraphs
	Part II, Item 7.E.	48	Last paragraph under "Important Changes to Regulatory Capital Standards"
	Part II, Item 7.E.	49	1st paragraph under "Dividends"
Commitments to Extend Credit	Part II, Item 8	77	3rd paragraph in Note 8
		78	Last 2 paragraphs in Note 8
VISA Estimation	Part II, Item 7.A.	27	Last paragraph under "VISA Transactions - Reversal of the Litigation Reserve"
Noninterest Income	Part II, Item 7.C.IV	34	Last 3 paragraphs
		35	First full paragraph
Pension plan return on assets	Part II, Item 8	89	2nd to last paragraph in Note 13
Realization of recognized net deferred tax assets	Part II, Item 8	90	2nd to last paragraph in Note 15

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

d.
significant new banking or other laws and regulations, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act or Dodd-Frank) and the rules and regulations issued or to be issued thereunder;

e.	enhanced competition from unforeseen sources; and

f.	similar uncertainties inherent in banking operations or business generally, including technological developments and changes.

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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE) and other financial measures in accordance with GAAP, we may also provide comparative disclosures that adjust these GAAP financial measures by removing the impact of certain transactions or other material items of income or expense.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out items that have a disproportional positive or negative impact on the particular period in question. Additionally, we believe that the adjustment for certain items allows a better comparison from period-to-period in our results of operations with respect to our fundamental lines of business including the commercial banking business.

We believe that the non-GAAP financial measures disclosed by us from time-to-time are useful in evaluating our performance and that such information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP.  Our non-GAAP financial measures may differ from similar measures presented by other companies.

# 4

PART I

Item 1.	Business

A. GENERAL
Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns a health and life insurance agency (Capital Financial Group, Inc.), three primarily property and casualty insurance agencies (Loomis and LaPann, Inc., Upstate Agency, LLC and Glens Falls National Insurance Agencies, LLC), a registered investment adviser that advises our proprietary mutual funds (North Country Investment Advisers, Inc.), a Real Estate Investment Trust (Arrow Properties, Inc.) and four other non-bank subsidiaries whose operations are insignificant.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,716,629	$307,822
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$991,932	$54,040
Date Organized	1851	1988
Employees (full-time equivalent)	479	39
Offices	29	6
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 518 full-time equivalent employees, including 72 employees within our insurance agency affiliates, at December 31, 2012.
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
On August 1, 2011, we acquired two privately owned insurance agencies located in the greater Glens Falls area, W. Joseph McPhillips, Inc. and McPhillips-Northern, Inc., which were controlled by the same group of shareholders. Each of the acquisitions was structured as a merger of the acquired agency into a newly formed limited liability company wholly owned by Arrow's principal subsidiary bank, Glens Falls National, named Glens Falls National Insurance Agencies, LLC. Both acquisitions qualified as tax-free reorganizations under the Internal Revenue Code. At closing of the acquisitions, which occurred on the same day, Arrow issued a total of 92,559 shares of its common stock (as restated for stock dividends) and $116 thousand in cash to the agencies' shareholders in exchange for all of their shares of the agencies' stock. Arrow recorded the following intangible assets as a result of the acquisitions (none of which are deductible for income tax purposes): goodwill ($1,180) and expirations ($720).  The value of the expirations is being amortized over twenty years.
On February 1, 2011, we acquired Upstate Agency, Inc. ("Upstate"), a privately owned, property and casualty insurance agency with offices located in northern New York. The acquisition was structured as a merger of Upstate into a newly-formed limited liability company wholly owned by Glens Falls National, and qualified as a tax-free reorganization under the Internal Revenue Code. At closing of the acquisition and in post-closing payments to date, Arrow has issued to the former sole shareholder of Upstate, in exchange for all of his Upstate stock, 141,272 shares of Arrow's common stock (as restated for stock dividends) and approximately $2.7 million in cash.  Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($5,040) and expirations ($2,854).  The value of the expirations is being amortized over twenty years.  The acquisition agreement provided for possible additional post-closing payments of Arrow's common stock to the former sole shareholder of Upstate, contingent upon the financial performance and business results of Upstate as a subsidiary of Glens Falls National over the three-year period following the closing. The present value of the expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.
On April 1, 2010, we acquired Loomis & LaPann, Inc. ("Loomis"), a privately owned, property and casualty and sports accident and health insurance agency located in Glens Falls.  The acquisition was structured as a merger between a newly-formed acquisition subsidiary of Glens Falls National and Loomis, and qualified as a tax-free reorganization under the Internal Revenue Code. Arrow has issued to the shareholders of Loomis, in exchange for their Loomis stock, 35,048 shares of Arrow's common stock (as restated for dividends), including the issuance of additional shares in post-closing payments to the former Loomis shareholders. At closing, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($514 thousand) and portfolio expirations ($126 thousand).   The value of the expirations is being amortized over twenty years. The acquisition agreement provided for possible additional post-closing payments of Arrow's common stock to the former Loomis shareholders, contingent upon the financial performance of Loomis as a subsidiary of Glens Falls National over a three-

# 5

year period following the closing. The estimated value of all expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.
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
In April 2005, we acquired from HSBC Bank USA, N.A. ("HSBC") three bank branches located within our service area.  Our subsidiary Glens Falls National acquired two HSBC branches located in Argyle and Salem, New York, and our subsidiary Saratoga National acquired a branch located in Corinth, New York.  The banks acquired substantially all deposit liabilities, the physical facilities and certain loans related to the branches.
In November 2004, we acquired all of the outstanding shares of common stock of Capital Financial Group, Inc. ("CFG"), an insurance agency headquartered in South Glens Falls, New York, which specializes in group health and life insurance products. The acquisition was structured as a tax-free exchange of Arrow's common stock for CFG's common stock with contingent payments over the five-year period subsequent to the acquisition, ending in 2009.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time-to-time we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and state housing agencies, while normally retaining the servicing rights.
Generally, we continue to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Loans secured by home equity lines of credit are systematically placed on nonaccrual status when 120 days past due, and residential real estate loans when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. (See Part II, Item 7.C.II.c. "Risk Elements.") Subsequent cash payments on loans classified as nonaccrual may be applied all to principal, although income in some cases may be recognized on a cash basis.
We lend almost exclusively to borrowers within our geographic area, with the exception of our indirect consumer lending line of business, where we acquire retail paper from an extensive network of automobile dealers that operate in a geographic area (in the eastern region of upstate New York) that is somewhat larger than our normal retail service area.  The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not participate in loan syndications, either as originator or as a participant.  Most of the portfolio, in general, is fully collateralized, and many commercial loans are further secured by personal guarantees. However, from time to time, we buy and sell participations in loans with other financial institutions in our area of operation.
We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called "Alt A," "negative amortization," "option ARM's" or "negative equity" mortgage loans.  During 2012, we foreclosed on only six loans held in our own portfolio.

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

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  Arrow is not, at present, a so-called "financial holding company" under federal banking law.  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Our two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, 5% or more of the voting shares of another bank or bank holding company (unless it already owns a majority of such shares).  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  The Gramm-Leach-Bliley Act ("GLBA"), enacted in 1999, authorized bank holding companies to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks.  See Item 1.D., "Recent Legislative Developments."

# 6

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

Regulatory Supervision of Other Arrow Subsidiaries

The insurance agency subsidiaries of Arrow's banks are subject to the licensing and other provisions of New York State Insurance law and are regulated by the New York Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the SEC.

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). For purposes of Sections 23A and 23B, the “affiliates” of each of our banks include Arrow and its non-bank subsidiaries, other than subsidiaries of the banks themselves, which are considered to be part of the bank that owns them under Sections 23A and 23B. Each of our banks is also considered an affiliate of the other bank under Section 23A, although certain exemptions apply to transactions between the banks. Extensions of credit that a bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (the "FDIA"). Such acts further restrict the range of permissible transactions between a bank and an affiliate. A bank may engage in certain transactions, including loans and purchases of assets, with an affiliate, only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

Regulatory Capital Standards; Dividend Restrictions

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.

New Capital Standards to be Promulgated: The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that the Dodd-Frank Act, among other financial reforms, directed the federal bank regulatory authorities to promulgate new capital standards for all financial institutions, including bank holding companies and banks like ours. Under the Dodd-Frank Act, the new standards for leverage and risk-based capital, when adopted by regulators must be at least as strict (i.e., must establish minimum and target capital levels that are at least as high) for banking organizations on a consolidated basis as the regulatory capital standards for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010. The U.S. federal bank regulatory agencies, acting jointly, recently (in June 2012) issued proposed new capital rules for U.S. banking organizations that aimed at implementing these Dodd-Frank capital requirements. These proposed rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed international capital standards and would require significantly more stringent standards upon full implementation than are now required for U.S. financial institutions. For more information on the Basel III standards, which are currently pending approval by participating nations, and the capital rules proposed by U.S. regulators, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," Section E, "Capital Resources and Dividends" on page 47. On November 9, 2012, the U.S. federal bank regulators announced that they would not implement their proposed new capital rules on the previously suggested effective date of January 1, 2013. Since this announcement, the regulatory authorities have been in the process of reviewing comments and concerns about the proposed new rules.

Current Capital Standards: Arrow is currently subject to capital standards implemented by various FRB "capital adequacy guidelines" used in the examination and supervision of bank holding companies. The FRB's risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). Under the risk-based guidelines, at least half of total capital must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Under the FRB's guidelines, trust preferred securities may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital. (Under the recently enacted Dodd-Frank Act, newly issued trust preferred securities will no longer qualify as Tier 1 capital; previously issued trust preferred securities for holding companies such as Arrow may continue to qualify as Tier 1 capital until maturity or redemption; however, the

# 7

pending proposed capital regulations, if adopted in the form proposed in May 2012, would impose a “phase-out” of such qualification for previously issued trust preferred securities.) The currently applicable capital guidelines limit restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability. We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses.
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
Our subsidiary banks are currently subject to capital requirements similar to the capital requirements applicable at the holding company level described above. Our banks' capital requirements have been promulgated by their primary federal regulator, the OCC. It is widely anticipated that prevailing bank capital guidelines will be strengthened by the regulatory authorities (in our case, the OCC) in upcoming years. Indirectly, such future bank capital requirements may also impact our future holding company capital requirements, because Dodd-Frank requires the regulators to promulgate holding company rules that would make consolidated bank holding company capital standards at least as strict as those applicable directly to banks.)
Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as "well-capitalized."  Under regulations adopted by the federal bank regulators, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2012 capital ratios of our holding company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 19 "Regulatory Matters" to the consolidated financial statements under Part II, Item 8 of this Report.
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
The current risk-based capital guidelines that apply to Arrow are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by U.S. federal banking agencies. In 2008, these federal banking agencies began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or "core" international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.  In 2010 the Basel Committee released the recommended Basel III capital standards, which are referred to above and further in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” Section E, "Capital Resources and Dividends" on page 47.

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

# 8

Reserve Requirements
Pursuant to regulations of the FRB, all banking organizations are required to maintain average daily reserves at mandated ratios against their transaction accounts and certain other types of deposit accounts. These reserves must be maintained in the form of vault cash or in an account at a Federal Reserve Bank.
Community Reinvestment Act
Each of Arrow's subsidiary banks is subject to the Community Reinvestment Act ("CRA") and implementing regulations. CRA regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low and moderate-income neighborhoods. CRA ratings are taken into account by regulators in reviewing certain applications made by Arrow and its bank subsidiaries.
Privacy and Confidentiality Laws
Arrow and its subsidiaries are subject to a variety of laws that regulate customer privacy and confidentiality. GLBA requires financial institutions to adopt privacy policies, to restrict the sharing of nonpublic customer information with nonaffiliated parties upon the request of the customer, and to implement data security measures to protect customer information. The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 regulates use of credit reports, providing of information to credit reporting agencies and sharing of customer information with affiliates, and sets identity theft prevention standards.

D. RECENT LEGISLATIVE DEVELOPMENTS

The principal federal law enacted since the start of the financial crisis that attempts to deal with the causes of that crisis is the Dodd-Frank Act. It significantly affects all financial institutions, including Arrow and our banks. There are other earlier-enacted banking laws that continue to significantly impact our operations. The Dodd-Frank Act and these other statutes are discussed briefly below.

The Dodd-Frank Act
As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection, which will operate as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which likely will significantly increase banks' compliance expenses, thereby reducing or restraining profitability. For depository institutions with $10 billion or less in assets (such as Arrow's banks), the banks' traditional regulatory agencies (for our banks, the OCC), and not the Bureau, will have primary examination and enforcement authority over the banks' compliance with new Bureau rules as well as all other consumer protection rules and regulations.  However, the  Bureau will have the right to include its examiners on a "sampling" basis in examinations conducted by the traditional regulators and will be authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents. The Bureau will have broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior has been broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the fact that, in addition to the federal authorities charged with enforcing the Bureau's rules, state attorneys general are also authorized to enforce those Federal consumer laws transferred to the Bureau and the rules issued by the Bureau thereunder.
Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under “Important Proposed Changes to Regulatory Capital Standards” on page 47 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital. However, if the proposed new capital rules to be jointly issued by the federal bank regulatory agencies were to be issued in the form as proposed in June 2012, even these "grandfathered" TRUPs previously issued by small- to mid-sized financial institutions like Arrow would be phased out from qualifying as Tier 1 capital, at a rate of 10% per year beginning in 2013. We as well as other community and regional banks would be adversely affected by this particular treatment, which is more severe in its impact on the capital of affected banks like ours than is required under Dodd-Frank. In any event, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital.

# 9

Many of the regulations required to be promulgated by bank regulators in order to give effect to Dodd-Frank's provisions have yet to be promulgated or are pending final approval by the regulators, and will have phase-in periods even after final promulgation. The following is a summary of some additional Dodd-Frank provisions that are likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1. Increase of FDIC deposit insurance to $250,000 per customer made permanent by statute.
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
4. Requirements for mortgage originators to act in the best interests of a consumer and to seek to ensure that a consumer will have the capacity to repay any consumer loan.
5. Requirements for comprehensive additional residential mortgage loan related disclosures.
6. Statutory implementation of “source of strength doctrine” for both bank and savings and loan holding companies, under which the Federal Reserve can compel a holding company to contribute additional capital to its subsidiary depository institutions.
7. Limitation of current Federal preemption standards for national banks (such as our banks), that is, the Act reduces the extent to which state law is preempted by Federal law with regard to the operation of national banks.  This increases the potential for State intervention in the operations of national banks.
8. Repeal of the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Full implementation of the Dodd-Frank Act will result in many new mandatory and discretionary rulemakings by numerous federal regulatory agencies. This rulemaking will continue for several more years. As a result, bank holding companies are facing thousands of new pages of regulations, not to mention increased litigation risk. Additional required rules still in the formulation process that may significantly impact our operations include those related to short-term borrowing disclosures, and disclosures regarding executive compensation. Several of these issues are highly controversial, and the implementing regulations to be forthcoming remain the focus of much discussion and concern.

Other Recent Federal Laws Affecting Banks

Federal laws enacted in 2008 addressing the financial crisis included The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2008 (ARRA) and related governmental programs. These laws established emergency capital and liquidity support programs which enabled many major financial institutions to survive the crisis. Such program served their purpose and have largely been superseded by subsequent statutory and regulatory measures, principally Dodd-Frank. We did not participate, or need to participate in any of the emergency capital or liquidity support programs.
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
In the wake of the Sarbanes-Oxley Act, the nation's stock exchanges, including the exchange on which Arrow's stock is listed, the National Association of Securities Dealers, Inc. ("NASD") promulgated a wide array of governance standards that must be followed by listed companies.  The NASD standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  We have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the amended NASD listing requirements, although we have always relied on a Board of Directors a majority of whose members are independent and independent Board committees to make important decisions regarding the Company.

# 10

The USA Patriot Act initially adopted in 2001 and re-adopted by the U.S. Congress in 2006 with certain changes (the "Patriot Act"), imposes substantial record-keeping and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money-laundering transactions involving domestic or international customers.  The U.S. Treasury Department has issued and will continue to issue regulations clarifying the Patriot Act's requirements.  The Patriot Act requires all financial institutions, including banks, to maintain certain anti-money laundering compliance and due diligence programs.  The provisions of the Act impose substantial costs on all financial institutions, including ours.

Recent Changes in Deposit Insurance Laws and Regulations

Although the Dodd-Frank Act extended the unlimited FDIC deposit insurance coverage that had been previously established by FDIC rule for non-interest-bearing transaction accounts (such as certain checking accounts), this unlimited deposit insurance coverage terminated by statute on December 31, 2012. Consequently, as of January 1, 2013, funds held in non-interest-bearing transaction accounts at Arrow's banks no longer have unlimited deposit insurance coverage, but are subject to standard FDIC deposit insurance rules.
The FDIC collects insurance premiums on insured deposits. In recent years, the FDIC has made several modifications to its deposit insurance premium structure, the most important of which was to calibrate premiums based on the total assets (versus total deposits) of insured institutions. This has tended to benefit smaller regional banks such as ours, that typically maintain a higher ratio of deposits to total assets than the large, money-center banks. In 2007, after a several year period in which banks were charged no or very low premiums for deposit insurance, the FDIC resumed charging financial institutions an FDIC deposit insurance premium, under a new risk-based assessment system. Under this system, institutions in Risk Category I (the lowest of four risk categories) paid a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.
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
In 2009, in light of extraordinary demands on the FDIC's insurance fund, the FDIC imposed a special assessment on all insured institutions, including our banks, at .05% of total assets as adjusted for Tier 1 capital.  We charged $787 thousand to earnings in the second quarter of 2009 for this assessment, which was paid on September 30, 2009.  In the fourth quarter of 2009, the FDIC collected prepaid assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  Our prepaid assessment amounted to $6.8 million.  The expense was ratably recorded over the respective periods as directed by the FDIC.
In February of 2011, the FDIC finalized a new assessment system that took effect in the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund (the successor to the Bank Insurance Fund).  The changes went into effect in the second quarter of 2011.  The rule (as mandated by Dodd-Frank) finalizes a target size for the Deposit Insurance Fund at 2% of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.  Also as mandated by Dodd-Frank, the rule changes the assessment base from adjusted domestic deposits to a bank's average consolidated total assets minus average tangible equity.  The new assessment system significantly lowered our FDIC insurance assessments in second quarter of 2011, which decreased by over 48% from the first quarter of 2011.
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

Required Information	Location in Report
Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential	Part II, Item 7.B.I.
Investment Portfolio	Part II, Item 7.C.I.
Loan Portfolio	Part II, Item 7.C.II.
Summary of Loan Loss Experience	Part II, Item 7.C.III.
Deposits	Part II, Item 7.C.IV.
Return on Equity and Assets	Part II, Item 6.
Short-Term Borrowings	Part II, Item 7.C.V.

# 11

F. COMPETITION
We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in mortgage lending from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established by the very large government sponsored enterprises “Fannie Mae” and “Freddie Mac,” who purchase and/or guarantee a very substantial dollar amount and number of mortgage loans, which in 2012 accounted for a large majority of the total amount of mortgage loans extended in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market, mutual funds and credit card companies offer substantive equivalents of the various other types of loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy	54
President and Chief Executive Officer of the Arrow since January 1, 2013. He has been a director of Arrow since July 2012. Mr. Murphy served as a Vice President of Arrow from 2009 to 2012. Mr. Murphy has served as Corporate Secretary from 2009 to 2012. Mr. Murphy is also the President and Chief Executive Officer of GFNB since January 1, 2013. Prior to that date he served as Senior Executive Vice President and President of GFNB since July 1, 2011. Prior to July 1, 2011, Mr. Murphy served as Senior Trust Officer of GFNB since 2010 and Cashier of GFNB since 2009. Murphy previously served as Assistant Corporate Secretary of Arrow (2008-2009), Senior Vice President of GFNB (2008-2011) and Manager of the Personal Trust Department of GFNB (2004-2011). Mr. Murphy started with the Company in 2004.

Terry R. Goodemote	49
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

David S. DeMarco	51
Senior Vice President of Arrow since May 1, 2009. Mr. DeMarco has been the President of and Chief Executive Officer of SNB since January 1, 2013. Prior to that date, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

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

Difficult market conditions have adversely affected the financial services industry.  For many financial institutions, dramatic declines in the U.S. housing market over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values.   To date, the impact of these adverse market conditions has been less significant on Arrow than it has been on many other U.S. financial institutions.  Write-downs at many of these other institutions, initially of asset-backed securities but spreading to other securities and loans, have caused a number of those institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders have reduced or ceased providing funding to borrowers, including to other financial institutions.  Generally, in the financial services sector, this market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies at many institutions, lack of consumer confidence, increased market volatility and widespread reduction of business activity.  Although this turmoil has affected Arrow and our local markets less than certain other institutions and markets, the resulting economic pressure on consumers and lack of confidence in the financial markets has already, to some extent, adversely affected our business, financial condition and results of operations. Market developments may continue to negatively affect consumer confidence levels and demand for loans, and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may increase our charge-offs and provision for credit losses.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Arrow and others in the financial institutions industry.

We may be adversely affected by new and enhanced government regulation, especially the new rules promulgated under the Dodd-Frank Act.  Even before the recent financial crisis and the new banking laws and regulations resulting therefrom, including the Dodd-Frank Act, we were subject to extensive Federal and state banking regulations and supervision.  Banking regulations are intended primarily to protect our depositors' funds and the Federal deposit insurance funds, not the Company's shareholders.  Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth.  Failure to meet minimum capital requirements could result in the imposition of limitations on our operations that would adversely impact our profitability and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations or raise capital at inopportune times or unsatisfactory prices.  On top of the preexisting regulatory structure, the recent changes in governing law, regulations and regulatory practices have already imposed, and likely will continue to impose, substantial additional costs on us and thereby hurt our revenues and profitability.  Dodd-Frank has already required us to adopt substantial additional practices and procedures in the normal day-to-day operation of our business, and many of the new and most onerous rules and regulations required by Dodd-Frank, including new capital requirements that may be substantially enhanced from the current requirements, have not yet been implemented or in some cases even proposed. In many case, even the general structure of the new regulations required to be issued under Dodd-Frank is unclear. This uncertainty is a concern. At this time, it is difficult to predict the extent to which Dodd-Frank or the resulting regulations and rules may adversely impact the Company.  It is reasonably certain, however, that Dodd-Frank will increase our costs, require us to modify certain strategies and business operations, and require us to revise our capital and liquidity structures, which, individually or collectively, may very well have a material adverse impact on our financial condition.

If economic conditions, already weak, should worsen and the U.S. experiences a recession or prolonged economic stagnation, the Company's allowance for loan losses may not be adequate to cover actual losses.  Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date.  Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. If the economy in our geographic market area, the northeastern region of New York State, or in the U.S. generally, should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken significantly.  If so, our allowance for loan losses may not be adequate to cover actual loan losses, and future enhanced provisions for loan losses could materially and adversely affect financial results.  Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.

# 13

A sustained and/or significant change in domestic interest rates could negatively affect the Company's net interest income.  An institution's net interest income is significantly affected by market rates of interest, including short-term and long-term rates and the relationship between the two.  Interest rates are highly sensitive to many factors, which are beyond our control, including general economic conditions, policies of various governmental and regulatory agencies such as the Federal Reserve Board, and actions taken by foreign central banks.  Like all financial institutions, the Company's balance sheet is affected by fluctuations in interest rates.  Although both short- and long-term interest rates have remained at very low levels for the past several years, and the Federal Reserve has recently announced that its goal is to keep rates in the U.S. at these low levels at least through 2014, there is a widespread concern that the rapid growth in the money supply, another development actively promoted by the Federal Reserve and other central banks in the western world, will eventually lead to a surge in inflation in the U.S. and other developed nations, including in the cost of borrowed funds (i.e., interest rates). Any such development (i.e., a rising rate environment in the U.S. ) may negatively affect banks' profitability.  See the discussion under "Changes in Net Interest Income Due to Rate," on page 30 of this Report.

If economic conditions worsen significantly and the U.S. financial markets should suffer another downturn, the company may experience limited access to credit markets.  As discussed under Part I, Item 7.D. "Liquidity," the Company has relationships with various third parties to provide overnight and longer-term credit arrangements.  If and as these third parties may themselves have difficulty in accessing their own credit markets, we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.

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

We are subject to the local economies where we operate, and unfavorable economic conditions in these areas could have a material adverse effect on our financial condition and results of operations.  Our success depends upon the growth in business activity, income levels and deposits in our geographic market area.  Unpredictable and unfavorable economic conditions unique to our market area may have an adverse effect on the quality of our loan portfolio and financial performance.  As a community bank, we are less able than our larger regional competitors to spread the risk of unfavorable local economic conditions over a larger market area. Although our market area (northeastern New York State) has not been as severely damaged by the financial downturn of the past three years as many other areas of the U.S., this could change in future periods if the U.S. economy generally continues to suffer.  Moreover, we cannot give any assurances that we, as a single enterprise, will benefit from any unique and favorable economic conditions in our market area, even if they do occur.

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

Changes in accounting standards may materially impact the company's financial statements.  From time-to-time, the Financial Accounting Standards Board ("FASB") changes the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements.  Specifically, changes in the fair value of our financial assets could have a significant negative impact on our asset portfolios and indirectly on our capital levels

The Company's business could suffer if it loses key personnel unexpectedly.  Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service. However, back-up plans are also important, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions.  While our Board of Directors actively reviews emergency staffing plans, any sudden unexpected change at the senior management level may adversely affect our business.

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

The Company faces continuing and growing security risks to its own information base and to information on its customers.  Arrow has implemented systems of internal controls and procedures and corporate governance policies and procedures intended to protect its business operations. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on Arrow's business operations and financial condition. Also the computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information ("identity theft") and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure or cyber attacks. These disruptions may arise in our internally developed systems, the systems of our third- party service providers or originating from our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. This risk is further enhanced due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and attempt to improve our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

Our industry is faced with technological advances and changes on a continuing basis, and failure to adapt to these advances and changes could have a material adverse impact on our business. Technological advances and changes in the financial services industry are pervasive and constant factors. For our business to remain competitive, we must comprehend developments in new products, services and delivery systems utilizing new technology and adapt to those developments. Proper implementation of new technology can increase efficiency, decrease costs and help to meet customer demand. However, many of our competitors have greater resources to invest in technological advances and changes. We may not always be successful in utilizing the latest technological advances in offering our products and services or in otherwise conducting our business. Failure to identify, adapt to and implement technological advances and changes could have a material adverse effect on our business.

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

# 15

Item 2.	Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Glens Falls National, our principal subsidiary.  We own twenty-eight branch banking offices and lease seven others at market rates. We own two offices for our insurance operations and lease six others. Four of our insurance offices are located at our branch locations. We also lease office space in a building near our main office in Glens Falls.
In the opinion of management, the physical properties of our holding company and our subsidiary banks are suitable and adequate.  For more information on our properties, see Notes 2, 6 and 18 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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
The high and low prices listed below represent actual sales transactions, as reported by NASDAQ.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 27, 2012, we distributed a 2% stock dividend on our outstanding shares of common stock.

	2012			2011
	Market Price		Cash Dividends Declared	Market Price		Cash Dividends Declared
	Low	High		Low	High
First Quarter	$22.80	$26.62	$0.245	$21.50	$26.74	$0.238
Second Quarter	22.60	24.37	0.245	21.92	24.02	0.238
Third Quarter	23.26	25.68	0.245	21.18	23.84	0.238
Fourth Quarter	22.86	25.50	0.250	21.08	23.53	0.245

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.
There were approximately 6,964 holders of record of Arrow’s common stock at December 31, 2012. Arrow has no other class of stock outstanding.

# 16

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2012.  These equity compensation plans were our 2008 Long-Term Incentive Plan ("LTIP"), our 2011 Employee Stock Purchase Plan ("ESPP") and our 2008 Directors' Stock Plan (DSP).  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	442,385	$23.03	220,228
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	442,385	$23.03	220,228

(1)	All 442,385 shares of common stock listed in column (a) are issuable pursuant to outstanding stock options granted under the LTIP.

(2)
The total of 220,228 shares listed in column (c) includes 37,695 shares of common stock available for future award grants under the LTIP, 3,961 shares of common stock available for future issuance under the DSP and 178,572 shares of common stock available for future issuance under the ESPP.

# 17

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The historical information set forth below may not be indicative of the future results. The first graph presents the five-year period from December 31, 2007 to December 31, 2012 and the second graph presents stock performance for the ten-year period from December 31, 2002 to December 31, 2012.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
2007
2008
2009
2010
2011
2012
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2007	2008	2009	2010	2011	2012
Arrow Financial Corporation	100.00	121.80	129.66	152.95	139.87	158.32
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.08
NASDAQ Banks Index	100.00	72.91	60.66	72.13	64.51	77.18
Zacks $1B - $5B Bank Assets Index	100.00	92.73	81.72	90.99	80.34	91.96

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013.

# 18

Comparison of 10 Year Cumulative Total Return
Assumes Initial investment of $100
December 2012

300
250
200
150
100
50
0
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
Arrow Financial Corporation
Russell 2000 Index
NASDAQ Banks Index
Zacks $1B - $5B Bank Assets Index

	TOTAL RETURN PERFORMANCE Period Ending
Index	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Arrow Financial Corporation	100.00	116.55	138.10	124.17	125.62	117.22	142.78	151.99	179.30	163.97	185.59
Russell 2000 Index	100.00	147.25	174.25	182.18	215.65	212.27	140.55	178.74	226.74	217.28	252.77
NASDAQ Banks Index	100.00	128.64	147.31	143.90	161.59	127.87	93.23	77.56	92.24	82.49	98.69
Zacks $1B - $5B Bank Assets Index	100.00	138.88	161.80	159.48	177.14	143.24	132.83	117.06	130.33	115.08	131.73

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2013.

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

Unregistered Sales of Equity Securities

In connection with Arrow's acquisition by merger in August 2011 of W. Joseph McPhillips, Inc. and McPhillips-Northern, Inc., two affiliated insurance agencies specializing in the sale of property and casualty insurance, Arrow issued to the agencies' shareholders at closing and in subsequent post-closing payments, in exchange for all of their shares of the agencies, a total of 92,559 shares, as adjusted for subsequent stock dividends, of Arrow's common stock and $191 thousand in cash. All Arrow shares thus issued to the shareholders were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because all of the shareholders of the acquired agencies were New York residents and the acquired agencies were both New York corporations having substantially all of their assets and business operations

# 19

in the State of New York.
In connection with Arrow's acquisition by merger in February 2011 of Upstate Agency, Inc., an insurance agency specializing in the sale of property and casualty insurance, Arrow issued at closing of the transaction and in post-closing payments to date, to the sole shareholder of Upstate, in exchange for all of his shares of the agency, a total of 141,272 shares, as adjusted for subsequent stock dividends, of Arrow's common stock and approximately $2.7 million in cash.  The acquisition agreement also provided for possible post-closing payments of additional shares of Arrow's common stock to the former shareholder of Upstate, contingent upon the financial performance and business results of Upstate as a subsidiary of Glens Falls National over the three-year period following the closing of the acquisition.  The maximum remaining potential value of the Arrow shares issuable under this provision is $183 thousand.  All shares issued to the Upstate shareholder at the original closing and issuable to him in future post-closing payments were and will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was and remains available because at closing the sole shareholder of Upstate was a New York resident and Upstate was a New York corporation having substantially all of its assets and business operations in the State of New York.
In connection with Arrow's acquisition by merger in April 2010 of Loomis & LaPann, Inc., an insurance agency specializing in the sale of property and casualty insurance, Arrow issued at closing of the transaction to the shareholders of Loomis, in exchange for all of their shares of the agency, a total of 35,048 shares, as adjusted for subsequent stock dividends and post-closing payments, of Arrow's common stock. The acquisition agreement also provided for possible post-closing payments of additional shares of Arrow's common stock to the former shareholders of Loomis, contingent upon the financial performance and business results of Loomis as a subsidiary of Glens Falls National over the three-year period following the closing of the acquisition. The maximum remaining potential dollar value of Arrow stock issuable to the former shareholders of Loomis under this post-closing payment provision is $142 thousand.  All shares issued to the Loomis shareholders at the original closing and after the first subsequent year, and all shares issuable to them in future post-closing payments, were and will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder. This exemption was and remains available because at closing all of the shareholders of Loomis were New York residents and Loomis was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by us during the three months ended December 31, 2012 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2012 Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	31,230	$24.65	30,000	$2,349,314
November	44,015	24.00	28,000	1,682,658
December	22,111	24.67	—	1,682,658
Total	97,356	24.36	58,000

1The total number of shares purchased and the average price paid per share include shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock received by them under the stock plan in connection with the exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October - DRIP purchases (1,230 shares) ; November - DRIP purchases (3,339 shares), stock options (12,676 shares); December - DRIP purchases (21,447 shares), stock options (664 shares).  Monthly DRIP purchases do not reflect any so-called “netting” transactions, that is, purchases effected within the DRIP itself by the DRIP administrator consisting of monthly acquisitions of shares on behalf of purchasing participants who are investing funds in the plan from selling participants who are withdrawing funds from the plan.
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs; does not include shares purchased or subject to purchase under the DRIP or shares surrendered to Arrow upon exercise of options granted under any compensatory stock plans.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2012 was the program approved by the Board of Directors and announced in November 2011, under which the Board authorized management, in its discretion, to repurchase from time to time during 2012, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. In November 2012, the Board authorized a similar repurchase program for 2013, also having a $5 million total authorization for stock repurchases.

# 20

Item 6.	Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2012	2011	2010	2009	2008
Interest and Dividend Income	$69,379	$76,791	$84,972	$86,857	$89,508
Interest Expense	11,957	18,679	23,695	26,492	32,277
Net Interest Income	57,422	58,112	61,277	60,365	57,231
Provision for Loan Losses	845	845	1,302	1,783	1,671
Net Interest Income After Provision for Loan Losses	56,577	57,267	59,975	58,582	55,560
Noninterest Income	26,234	23,133	17,582	19,235	15,886
Net Gains on Securities Transactions	865	2,795	1,507	357	383
Noninterest Expense	(51,836)	(51,548)	(47,418)	(46,592)	(42,393)
Income Before Provision for Income Taxes	31,840	31,647	31,646	31,582	29,436
Provision for Income Taxes	9,661	9,714	9,754	9,790	8,999
Net Income	$22,179	$21,933	$21,892	$21,792	$20,437
Per Common Share: [1]
Basic Earnings	$1.85	$1.83	$1.85	$1.85	$1.74
Diluted Earnings	1.85	1.83	1.84	1.84	1.73
Per Common Share: [1]
Cash Dividends	$0.99	$0.96	$0.93	$0.90	$0.88
Book Value	14.62	13.87	12.88	11.92	10.68
Tangible Book Value [2]	12.42	11.64	11.42	10.51	9.30
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,022,796	$1,962,684	$1,908,336	$1,841,627	$1,665,086
Securities Available-for-Sale	478,698	556,538	517,364	437,706	315,414
Securities Held-to-Maturity	239,803	150,688	159,938	168,931	133,976
Loans	1,172,341	1,131,457	1,145,508	1,112,150	1,109,812
Nonperforming Assets [3]	9,070	8,128	4,945	4,772	4,971
Deposits	1,731,155	1,644,046	1,534,004	1,443,566	1,275,063
Federal Home Loan Bank Advances	59,000	82,000	130,000	140,000	160,000
Other Borrowed Funds	32,678	46,293	73,214	93,908	79,956
Stockholders’ Equity	175,825	166,385	152,259	140,818	125,802
Selected Key Ratios:
Return on Average Assets	1.11%	1.13%	1.16%	1.24%	1.24%
Return on Average Equity	12.88	13.45	14.56	16.16	16.26
Dividend Payout [4]	53.51	52.46	50.54	48.91	50.87

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent
September 2012 2% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2012 2% stock dividend

Quarter Ended	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
Net Income	$5,549	$5,748	$5,594	$5,288	$5,431
Transactions Recorded in Net Income (Net of Tax):
Net Gains on Securities Transactions	94	39	86	303	—
Net Gains on Sales of Loans	476	362	324	216	259
Reversal of VISA Litigation Reserve	—	—	178	—	—
Share and Per Share Data:
Period End Shares Outstanding	12,025	12,034	12,001	11,996	11,999
Basic Average Shares Outstanding	12,014	12,012	11,994	12,005	12,017
Diluted Average Shares Outstanding	12,032	12,032	12,009	12,031	12,024
Basic Earnings Per Share	$0.46	$0.48	$0.47	$0.44	$0.45
Diluted Earnings Per Share	0.46	0.48	0.47	0.44	0.45
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$40,065	$33,332	$55,023	$30,780	$49,101
Investment Securities	745,150	670,328	682,589	678,474	674,338
Loans	1,160,226	1,148,771	1,143,666	1,136,322	1,126,452
Deposits	1,781,778	1,701,599	1,733,320	1,683,781	1,668,062
Other Borrowed Funds	80,357	68,667	66,022	83,055	101,997
Shareholders’ Equity	176,514	174,069	170,199	167,849	168,293
Total Assets	2,064,602	1,971,215	1,994,883	1,959,741	1,963,915
Return on Average Assets	1.07%	1.16%	1.13%	1.09%	1.10%
Return on Average Equity	12.51%	13.14%	13.22%	12.67%	12.80%
Return on Tangible Equity [1]	14.72%	15.50%	15.67%	15.07%	15.22%
Average Earning Assets	$1,945,441	$1,852,431	$1,881,278	$1,845,576	$1,849,891
Average Interest-Bearing Liabilities	1,612,959	1,511,634	1,565,692	1,545,098	1,547,071
Interest Income, Tax-Equivalent	17,787	18,168	18,508	18,810	19,179
Interest Expense	2,503	2,643	3,279	3,532	4,022
Net Interest Income, Tax-Equivalent	15,284	15,525	15,229	15,278	15,157
Tax-Equivalent Adjustment	1,047	1,000	975	872	832
Net Interest Margin [1]	3.13%	3.33%	3.26%	3.33%	3.25%
Efficiency Ratio Calculation:
Noninterest Expense	$13,117	$12,922	$12,651	$13,146	$12,455
Less: Intangible Asset Amortization	(126)	(126)	(127)	(138)	(142)
Net Noninterest Expense	$12,991	$12,796	$12,524	$13,008	$12,313
Net Interest Income, Tax-Equivalent	$15,284	$15,525	$15,229	$15,278	$15,157
Noninterest Income	6,897	6,835	6,808	6,559	6,199
Less: Net Securities Gains	(156)	(64)	(143)	(502)	—
Net Gross Income, Adjusted	$22,025	$22,296	$21,894	$21,335	$21,356
Efficiency Ratio	58.98%	57.39%	57.20%	60.97%	57.66%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$175,825	$176,314	$171,940	$168,466	$166,385
Book Value per Share	14.62	14.65	14.33	14.04	13.87
Intangible Assets	26,495	26,546	26,611	26,653	26,752
Tangible Book Value per Share [1]	12.42	12.45	12.11	11.82	11.64
Capital Ratios:
Tier 1 Leverage Ratio	9.10%	9.41%	9.09%	9.10%	8.95%
Tier 1 Risk-Based Capital Ratio	15.02%	15.20%	15.08%	14.84%	14.71%
Total Risk-Based Capital Ratio	16.26%	16.45%	16.34%	16.10%	15.96%
Assets Under Trust Administration and Investment Management	$1,045,972	$1,051,176	$1,019,702	$1,038,186	$973,551
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 22

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2012 2% stock dividend

	2012	2011	2010
Net Income	$22,179	$21,933	$21,892
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	$522	$1,688	$910
Net Gains on Sales of Loans	1,378	523	618
Prepayment Penalty on FHLB Advances	—	(989)	—
Period End Shares Outstanding	12,025	11,999	11,825
Basic Average Shares Outstanding	12,007	11,970	11,836
Diluted Average Shares Outstanding	12,017	11,982	11,872
Basic Earnings Per Share	$1.85	$1.83	$1.85
Diluted Earnings Per Share	1.85	1.83	1.84
Cash Dividends Per Share	0.99	0.96	0.93
Average Assets	$1,997,721	$1,943,263	$1,892,324
Average Equity	172,175	163,063	150,377
Return on Average Assets	1.11%	1.13%	1.16%
Return on Average Equity	12.88	13.45	14.56
Average Earning Assets	$1,881,279	$1,839,028	$1,807,763
Average Interest-Bearing Liabilities	1,558,864	1,535,084	1,512,937
Interest Income, Tax-Equivalent [1]	73,273	80,385	88,424
Interest Expense	11,957	18,679	23,695
Net Interest Income, Tax-Equivalent [1]	61,316	61,706	64,729
Tax-Equivalent Adjustment	3,894	3,594	3,452
Net Interest Margin [1]	3.26%	3.36%	3.58%
Efficiency Ratio Calculation [1]
Noninterest Expense	$51,836	$51,548	$47,418
Less: Intangible Asset Amortization	(517)	(510)	(271)
Prepayment Penalty on FHLB Advances	—	(1,638)	—
Net Noninterest Expense	$51,319	$49,400	$47,147
Net Interest Income, Tax-Equivalent [1]	$61,316	$61,706	$64,729
Noninterest Income	27,099	25,928	19,089
Less: Net Securities Gains	(865)	(2,795)	(1,507)
Net Gross Income, Adjusted	$87,550	$84,839	$82,311
Efficiency Ratio [1]	58.62%	58.23%	57.28%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.28%	8.96%	8.78%
Total Stockholders’ Equity (i.e. Book Value)	$175,825	$166,385	$152,259
Book Value per Share	14.62	13.87	12.88
Intangible Assets	26,495	26,752	17,241
Tangible Book Value per Share [1]	12.42	11.64	11.42
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.05%	0.05%	0.06%
Provision for Loan Losses as a Percentage of Average Loans	0.07%	0.08%	0.11%
Allowance for Loan Losses as a Percentage of Period-End Loans	1.30%	1.33%	1.28%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	190.37%	197.10%	300.57%
Nonperforming Loans as a Percentage of Period-End Loans	0.69%	0.67%	0.43%
Nonperforming Assets as a Percentage of Total Assets	0.45%	0.41%	0.26%

1 See "Use of Non-GAAP Financial Measures" on page 4.

# 23

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
Goodwill:  Accounting standards require that goodwill be tested for impairment at a level of reporting referred to as a reporting unit.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  An entity may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill or apply a two-step impairment analysis. If, after assessing the qualitative factors, it is determined that the fair value of a reporting unit is less than its carrying amount, we must perform the two-step impairment test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill.
Other than temporary decline in the value of debt and equity securities:  Accounting standards require that, for individual securities classified as either available-for-sale or held-to-maturity, an enterprise shall determine whether a decline in fair value below the amortized cost basis is other than temporary.  When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or whether or not it is more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If we intend to sell the security or if it is more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  Any significant economic downturn might result, and historically have on occasion resulted, in an other-than-temporary impairment in securities held in our portfolio.
Valuation methods for securities:  Most of the securities portfolio, which includes U.S. Treasury and agency securities, mortgage-backed securities, collateralized mortgage obligations, municipal securities, corporate debt and equity securities are priced using industry-standard models that consider various assumptions that include time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures.  Substantially all of these assumptions are either observable in the marketplace, derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.   Municipal and corporate securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating.  These model and matrix measurements are classified as Level 2 in the fair value hierarchy.

# 24

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2012 and our financial condition as of December 31, 2012 and 2011.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW
Summary of 2012 Financial Results

We reported net income for 2012 of $22.2 million, representing diluted earnings per share ("EPS") of $1.85, an increase of two cents, or 1.1% from our 2011 result. Return on average equity ("ROE") for the 2012 year continued to be strong at 12.88%, although down from the ROE of 13.45% for the 2011 year. Return on average assets ("ROA") for 2012 continued to be strong at 1.11%, although down from ROA of 1.13% for 2011. Both decreases were principally due to our shrinking net interest margin, which led to a slight decrease, 0.6%, in our net interest income, despite the fact that our earning assets grew and our asset quality remained strong. The decrease in net interest income was more than offset by a 4.5% increase in our noninterest income.
Total assets were $2.023 billion at December 31, 2012, which represented an increase of $60.1 million, or 3.1%, above the $1.963 billion level at December 31, 2011.
Stockholders' equity was $175.8 million at December 31, 2012, an increase of $9.44 million or 5.7%, from the year earlier level. The components of the change in stockholders' equity since year-end 2011 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 59, and are discussed in more detail in the last section of this Overview on page 27 entitled, “Increase in Stockholder Equity.”

Regulatory capital: At period-end, we continue to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of December 31, 2012 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even if the new enhanced capital requirements as set forth in the June 2012 joint bank regulatory release, "Basel III Notices of Proposed Rulemaking," were to go into effect as they were proposed, Arrow and its banks would meet all of these enhanced standards. See "Current Regulatory Capital Standards" on page 48, and "Important Proposed Changes to Regulatory Capital Standards" on page 47.

Economic recession and loan quality: During the early stages of the economic crisis in late 2008 and early 2009, our market area of northeastern New York was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area had been less affected by the preceding real estate "bubble" than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy reflected in a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 3 for peer group information). By year-end 2010, however, our loan quality began to stabilize, a trend that continued through 2011. During this period, although nonperforming loans increased slightly, charge-offs decreased. Nonperforming loans were $8.0 million at December 31, 2012, an increase of $424 thousand from year-end 2011. The ratio of nonperforming loans to period-end loans at December 31, 2012 was .69%, an increase from .67% at December 31, 2011. By way of comparison, this ratio for our peer group was 2.18% at December 31, 2012, which was a significant improvement for the peer group from its ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007. Loans charged-off (net of recoveries) against our allowance for loan losses was a very low $550 thousand for 2012, as compared to $531 thousand for 2011. At December 31, 2012, the allowance for loan losses was $15.3 million, representing 1.30% of total loans, an decrease of 3 basis points from December 31, 2011.
Since the onset of the financial crisis in 2008, we have not experienced significant deterioration in any of our three major loan portfolio segments:

◦
Commercial Loans: These loans comprise approximately 32% of our loan portfolio. Current unemployment rates in our region are higher than in the past few years and the total number of jobs has decreased, but these trends are largely attributable to a scaling back of local operations on the part of a few large corporations having operations in our service area. Commercial property values have not shown significant deterioration. We update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 37% of our portfolio. We have not experienced a notable increase in our foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called "Alt A", "negative amortization ", "option ARM's" or "negative equity" loans. We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 30% of our loan portfolio. Throughout 2010, 2011 and 2012, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

# 25

Recent legislative developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on p. 9 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies that must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under "Important Proposed Changes to Regulatory Capital Standards" on page 47 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital. However, if the proposed new capital rules jointly issued by the federal bank regulatory agencies in June 2012 were to be implemented as proposed, even these "grandfathered" TRUPs previously issued by small- to mid-sized financial institutions like Arrow would be phased out from qualifying as Tier 1 capital, at a rate of 10% per year beginning in 2013. We as well as other community and regional banks would be adversely affected by this particular treatment, which is more severe in its impact on the capital of affected banks like ours than is required under Dodd-Frank. In any event, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital. See the discussion on p. 9 under "The Dodd-Frank Act" regarding specific provisions of Dodd-Frank that have had, or are likely to have particular significance to Arrow and its banks in their future operations and financial results.

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

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2012, nor did we during 2011 or 2010. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 46). In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. We maintain, and periodically test, a contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
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

VISA Transactions - Reversal of the Litigation Reserve: On March 28, 2008, VISA Inc. redeemed, for cash, from its member banks, including Glens Falls National, 38.7% of the Visa Class B shares held by the member banks, using some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed. With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not necessarily all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear. We maintained at year-end 2008 a $294 thousand accrual for our estimated proportional share of future Visa litigation costs, beyond the implicit reserve reflected in Visa's book valuation of our B shares. In 2008, we did not recognize on our books any dollar value for our remaining Class B Visa shares, in accordance with SEC guidance, in view of the fact that any future deposits by Visa into the escrow fund for covered litigation, while simultaneously reducing our proportionate exposure as a Visa member for the litigation, would also directly reduce the dollar value of our Class B shares.

Since the first quarter of 2008, Visa has settled several claims falling within the category of covered litigation, and from time-to-time has deposited substantial additional amounts into the escrow fund for covered litigation. Such deposits have reduced Visa's book value of its outstanding Class B shares proportionately. We did not recognize any income or expense after 2008 resulting from such additional deposits by Visa into the escrow fund as it was not determinable with an appropriate level of certainty what

# 26

the impact was of such funding on the Company's contingent obligation beyond its Class B Visa shares to which the Company has not recognized any economic value for these shares.

Most recently, in July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa's share of this settlement also will be paid out of its escrow fund. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our remaining VISA litigation-related accrual, which was $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy the Company's contingent liability for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

Increase in Stockholders' Equity: At December 31, 2012, our tangible book value per share (calculated based on stockholders' equity reduced by intangible assets including goodwill and other intangible assets) amounted to $12.42, an increase of $0.78, or 6.7%, from December 31, 2011. Our total stockholders' equity at December 31, 2012 increased 5.7% over the year-earlier level, and our total book value per share increased by 5.4% over the year earlier level. This increase principally reflected the following factors: i) $22.2 million net income for the period; offset in part by, ii) cash dividends of $11.8 million; and (iii) repurchases of our own common stock of $4.9 million. As of December 31, 2012, our closing stock price was $24.95, resulting in a trading multiple of 2.01 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2012, as adjusted for a 2% stock dividend distributed September 27, 2012, a cash dividend of $.25 per share for the fourth quarter of 2012 and has declared a $.25 per share cash dividend for the first quarter of 2013.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2012 and the prior two years.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Year Ended December 31,			Change From Prior Year
				2011 to 2012		2010 to 2011
	2012	2011	2010	Amount	%	Amount	%
Interest and Dividend Income	$73,273	$80,385	$88,424	$(7,112)	(8.8)%	$(8,039)	(9.1)%
Interest Expense	11,957	18,679	23,695	(6,722)	(36.0)	(5,016)	(21.2)
Net Interest Income	$61,316	$61,706	$64,729	$(390)	(0.6)	$(3,023)	(4.7)

On a tax-equivalent basis, net interest income was $61.3 million in 2012, a decrease of $390 thousand, or .6%, from $61.7 million in 2011.  This compared to an decrease of $3.0 million, or 4.7%, from 2010 to 2011.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 27

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2012 Compared to 2011 Change in Net Interest Income Due to:			2011 Compared to 2010 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$6	$4	$10	$(58)	$(1)	$(59)
Investment Securities:
Fully Taxable	344	(3,479)	(3,135)	1,301	(3,614)	(2,313)
Exempt from Federal Taxes	233	(141)	92	986	(1,001)	(15)
Loans	1,093	(5,172)	(4,079)	(489)	(5,163)	(5,652)
Total Interest and Dividend Income	1,676	(8,788)	(7,112)	1,740	(9,779)	(8,039)
Interest Expense:
Deposits:
NOW Accounts	890	(2,378)	(1,488)	601	(1,131)	(530)
Savings Deposits	120	(731)	(611)	257	(495)	(238)
Time Deposits of $100,000 or More	(305)	(321)	(626)	(233)	(37)	(270)
Other Time Deposits	(520)	(893)	(1,413)	(238)	(519)	(757)
Total Deposits	185	(4,323)	(4,138)	387	(2,182)	(1,795)
Short-Term Borrowings	(39)	(31)	(70)	(22)	(28)	(50)
Long-Term Debt	(1,628)	(886)	(2,514)	(2,058)	(1,113)	(3,171)
Total Interest Expense	(1,482)	(5,240)	(6,722)	(1,693)	(3,323)	(5,016)
Net Interest Income	$3,158	$(3,548)	$(390)	$3,433	$(6,456)	$(3,023)

# 28

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2012, 2011 and 2010 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis using a marginal tax rate of 35%)
(Dollars in Thousands)

Years Ended:	2012			2011			2010
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$39,783	$108	0.27%	$37,440	$98	0.26%	$59,771	$157	0.26%
Investment Securities:
Fully Taxable	465,105	9,286	2.00	452,264	12,421	2.75%	413,212	14,734	3.57
Exempt from Federal Taxes	229,105	9,074	3.96	223,259	8,982	4.02%	200,062	8,997	4.50
Loans	1,147,286	54,805	4.78	1,126,065	58,884	5.23%	1,134,718	64,536	5.69
Total Earning Assets	1,881,279	73,273	3.89	1,839,028	80,385	4.37%	1,807,763	88,424	4.89
Allowance for Loan Losses	(15,170)			(14,821)			(14,385)
Cash and Due From Banks	30,936			28,844			28,717
Other Assets	100,676			90,212			70,229
Total Assets	$1,997,721			$1,943,263			$1,892,324
Deposits:
NOW Accounts	$726,660	3,564	0.49	$603,965	5,052	0.84%	$541,161	5,582	1.03
Savings Deposits	437,095	1,287	0.29	409,398	1,898	0.46%	361,949	2,136	0.59
Time Deposits of $100,000 Or More	107,665	2,007	1.86	122,897	2,633	2.14%	133,770	2,903	2.17
Other Time Deposits	212,918	3,730	1.75	238,865	5,143	2.15%	249,192	5,900	2.37
Total Interest- Bearing Deposits	1,484,338	10,588	0.71	1,375,125	14,726	1.07%	1,286,072	16,521	1.28
Short-Term Borrowings	24,225	43	0.18	56,206	92	0.16%	64,481	125	0.19
FHLBNY Term Advances and Other Long-Term Debt	50,301	1,326	2.64	103,753	3,861	3.72%	162,384	7,049	4.34
Total Interest- Bearing Liabilities	1,558,864	11,957	0.77	1,535,084	18,679	1.22%	1,512,937	23,695	1.57
Demand Deposits	240,872			221,035			205,497
Other Liabilities	25,810			24,081			23,513
Total Liabilities	1,825,546			1,780,200			1,741,947
Stockholders’ Equity	172,175			163,063			150,377
Total Liabilities and Stockholders’ Equity	$1,997,721			$1,943,263			$1,892,324
Net Interest Income (Tax-equivalent Basis)		61,316			61,706			64,729
Reversal of Tax Equivalent Adjustment		(3,894)	0.21%		(3,594)	0.20%		(3,452)	0.19%
Net Interest Income		$57,422			$58,112			$61,277
Net Interest Spread			3.12%			3.15%			3.32%
Net Interest Margin			3.26%			3.36%			3.58%

# 29

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2012	2011	2010
Yield on Earning Assets	3.89%	4.37%	4.89%
Cost of Interest-Bearing Liabilities	0.77	1.22	1.57
Net Interest Spread	3.12%	3.15%	3.32%
Net Interest Margin	3.26%	3.36%	3.58%

In 2012, we experienced a decrease in net interest income from 2011. During the recent period, beginning in late 2008 and extending up to the present, our earning assets have continued to reprice downwards at least as fast or faster than our cost of interest bearing liabilities. Following two years of decreases in net interest income in 2005 and 2006 (during a period of rising interest rates), we experienced four successive years of increases in net interest income from 2007 through 2010.   In each of these years, we experienced a benefit from an increase in average earning assets, although the substantial increase in net interest income in 2008 was largely attributable to a widened margin during the earlier portion of the year, typical of a period in which interest rates begin to fall, as our paying liabilities reprice downwards more quickly than our earning assets.  From 2009 through 2012, however, our net interest margin has been consistently under pressure and has generally declined.
The decrease in net interest income was $390 thousand, or .6%, from 2011 to 2012.  Net interest income decreased $3.0 million, or 4.7%, from 2010 to 2011.  In 2012, an increase in average earning assets, net of a smaller increase in average interest-bearing liabilities (i.e., changes in volume) had a $3.2 million positive impact on net interest income, while changes in rates provided a $3.5 million negative impact on our net interest income for the year, as yields on earning assets decreased more rapidly than rates paid on liabilities, the latter being more constrained by the rapid approach of zero as an absolute limit on short term, no or very low-risk rates (i.e., the "federal funds rate").
Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, changes in the yield curve, the ratio of our rate sensitive assets to rate sensitive liabilities ("interest rate sensitivity gap") during periods of interest rate changes, and changes in the level of nonperforming loans.

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
As the financial crisis deepened in the 2008-2010 period, long-term rates also decreased roughly in parity with the continuing decreases in short-term rates, as both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. In recent quarters, as short-term rates have neared zero, long-term rate decreases generally have exceeded short-term rate decreases and the yield curve has flattened somewhat. In the third quarter of 2011 and the second quarter of 2012, the Federal Reserve undertook new measures specifically designed to reduce longer-term rates as compared to short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates have subsequently fallen to levels not seen in many years, if ever.

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The modest up-tick in loan demand and in the U.S. economy generally experienced during 2012 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

# 30

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010 and 2011 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.
Currently, our net interest margin continues to be under pressure. During the last five quarters, our margin ranged from 3.33% to 3.13%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off at a faster rate than newer, lower-priced assets. Thus, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow, if net interest income decreases more rapidly than other sources of operating income increase.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible emergence of meaningful inflation across some or all asset classes in the U.S. or other world economies. To the extent that such inflation may occur, it is likely to be the result of persistent efforts by the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which in the U.S. started at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank (i.e., "quantitative easing"), which is intended in part to have the identical effect of lowering and reinforcing already low interest rates in addition to directly expanding the supply of credit. When the second round of quantitative easing expired on June 30, 2011, the Fed elected not to continue the program, for a variety of reasons including some concern over inflation. Instead, the Fed announced it would support economic recovery through a new series of interest rate manipulations, dubbed "Operation Twist", under which it would reinvest the proceeds from maturing short-term (and long-term) securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. However, in the ensuing summer months of 2012, the underlying inflation rate in the U.S., exclusive of the historically volatile categories of fuel and food purchases, remained quite low, and the U.S. economy, though slowly improving, remained sluggish. As a result, in September 2012, the Fed announced that it would resume quantitative easing, by embarking on a program of purchasing $40 billion of mortgage-backed securities on a monthly basis in the market until the economy regained suitable momentum (so-called "infinite QE"), while at the same time monitoring inflation in the economy, with a view toward taking appropriate corrective measures if inflation increased beyond acceptable levels. As the U.S. economy continued to demonstrate weakness in the second half of 2012, the Fed increased the level of its fixed monthly purchases of debt securities to $85 billion, approximately half treasury bonds and the rest in mortgage-backed securities. However, there has now emerged a certain level of concern not only about the weak U.S. economy, but also that at some point prevailing interest rates may begin to rise, along with inflation, perhaps significant inflation, potentially damaging U.S. financial markets.
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

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., "Quantitative and Qualitative Disclosures About Market Risk".

# 31

CHANGES IN NET INTEREST INCOME DUE TO VOLUME
AVERAGE BALANCES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2011 to 2012		2010 to 2011
	2012	2011	2010	Amount	%	Amount	%
Earning Assets	$1,881,279	$1,839,028	$1,807,763	$42,251	2.3%	$31,265	1.7%
Interest-Bearing Liabilities	1,558,864	1,535,084	1,512,937	23,780	1.5	22,147	1.5
Demand Deposits	240,872	221,035	205,497	19,837	9.0	15,538	7.6
Total Assets	1,997,721	1,943,263	1,892,324	54,458	2.8	50,939	2.7
Earning Assets to Total Assets	94.17%	94.64%	95.53%

2011 to 2012:
In general, an increase in average earning assets has a positive impact on net interest income.  For 2012, average earning assets increased $42.3 million or 2.3% over 2011, while average interest-bearing liabilities increased $23.8 million or 1.5%.  This combination led to a $3.2 million increase in net interest income, partially offsetting the negative impact of a 10 basis point decrease in our net interest margin (from 3.36% to 3.26%) between the two years which resulted in a $3.5 million decrease in net interest income.
The $42.3 million increase in average earning assets from 2011 to 2012 reflected an increase in the average balance of our securities portfolio and the average balance of total loans from 2011 to 2012.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. Through all of 2012 we sold a significant portion of our residential real estate loan originations into the secondary market, leading to a decrease in the average balance of that portfolio. The average balance of our automobile loan portfolio increased over the past year reflecting an increase in demand for new vehicles and our pricing on these loans (which, although competitive with the rates charged by other commercial banks, still left us at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Our commercial and commercial real estate loan portfolio also experienced growth over the past year. Overall, a significant portion of the growth in our earning assets in 2012 was in our lower yielding investment portfolio (versus the higher yields in our loan portfolio) diminishing to a degree the financial impact of our growth in total earning assets, which was 2.3% in 2012 (versus 1.7% in 2011).
The $23.8 million increase in average interest-bearing liabilities reflected the offsetting impact of an $109.2 million increase in interest-bearing deposits and an $85.4 million decrease in our other borrowed funds, primarily FHLB term advances.

2010 to 2011:
For 2011, average earning assets increased $31.3 million or 1.7% over 2010, while average interest-bearing liabilities increased $22.1 million or 1.5%.  This combination had a positive impact of $3.4 million on our net interest income for the year, diminishing in part the negative effect of the decrease in our, net interest margin, which decreased by 22 basis points (from 3.58% to 3.36%) between the two years.
The $31.3 million increase in average earning assets from 2010 to 2011 reflected an increase in the average balance of our securities portfolio, while the average balance of total loans actually decreased from 2010 to 2011.  Through all of 2011, we sold a substantial portion of our residential real estate loan originations leading to a decrease in the average balance of that portfolio. The average balance of our indirect portfolio also decreased between the two years, reflecting both the weak demand for new vehicles and our pricing on these loans (like many other banks, we could not compete with the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers). Only our commercial loan portfolio experienced growth in 2011. As in 2012, most of the growth in our earning assets was in our lower yielding investment portfolio (versus the higher yields in our loan portfolio) and such growth, in total earning assets was only 1.7% in 2011 (versus 7.1% in 2010).
The $22.1 million increase in average interest-bearing liabilities reflected the offsetting impact of an $89.1 million increase in interest-bearing deposits and a $66.9 million decrease in our other borrowed funds, primarily FHLB term advances.

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this Report under Item 7.C. “Financial Condition.”

# 32

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  Beginning in 2010, Note 5 to our consolidated financial statements includes all of the disclosures about our method for calculating our provision for loan losses that was formerly reported in this section of managements’ discussion and analysis.  Note 5 also provides information about impaired loans.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2012	2011	2010	2009	2008
Period-End Loans	1,172,341	1,131,457	1,145,508	1,112,150	1,109,812
Average Loans	1,147,286	1,126,065	1,134,718	1,101,759	1,071,384
Period-End Assets	2,022,796	1,962,684	1,908,336	1,841,627	1,665,086
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Real Estate	2,026	1,503	2,237	2,235	2,263
Commercial Loans	1,787	6	94	309	50
Residential Real Estate Loans	2,400	2,582	916	901	100
Consumer Loans	420	437	814	945	1,056
Total Nonaccrual Loans	6,633	4,528	4,061	4,390	3,469
Loans Past Due 90 or More Days and
Still Accruing Interest	920	1,662	810	270	457
Restructured	483	1,422	16	—	—
Total Nonperforming Loans	8,036	7,612	4,887	4,660	3,926
Repossessed Assets	64	56	58	59	64
Other Real Estate Owned	970	460	—	53	581
Nonaccrual Investments	—	—	—	—	400
Total Nonperforming Assets	$9,070	$8,128	$4,945	$4,772	$4,971
Allowance for Loan Losses:
Balance at Beginning of Period	$15,003	$14,689	$14,014	$13,272	$12,401
Loans Charged-off:
Commercial Loans	(90)	(105)	(30)	(88)	(83)
Real Estate - Commercial	(206)	—	—	—	—
Real Estate - Residential	(33)	(147)	—	(25)	(25)
Consumer Loans	(453)	(522)	(864)	(1,317)	(1,184)
Total Loans Charged-off	(782)	(774)	(894)	(1,430)	(1,292)
Recoveries of Loans Previously Charged-off:
Commercial Loans	23	17	5	14	38
Real Estate – Commercial	—	—	—	—	197
Real Estate – Residential	—	—	—	6	2
Consumer Loans	209	226	262	369	255
Total Recoveries of Loans Previously Charged-off	232	243	267	389	492
Net Loans Charged-off	(550)	(531)	(627)	(1,041)	(800)
Provision for Loan Losses
Charged to Expense	845	845	1,302	1,783	1,671
Balance at End of Period	$15,298	$15,003	$14,689	$14,014	$13,272
Asset Quality Ratios:
Net Charged-offs to Average Loans	0.05%	0.05%	0.06%	0.09%	0.07%
Provision for Loan Losses to Average Loans	0.07%	0.08%	0.11%	0.16%	0.16%
Allowance for Loan Losses to Period-end Loans	1.30%	1.33%	1.28%	1.26%	1.20%
Allowance for Loan Losses to Nonperforming Loans	190.37%	197.10%	300.57%	300.73%	338.05%
Nonperforming Loans to Period-end Loans	0.69%	0.67%	0.43%	0.42%	0.35%
Nonperforming Assets to Period-end Assets	0.45%	0.41%	0.26%	0.26%	0.30%
# 33

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2012	2011	2010	2009	2008
Commercial	$2,945	$2,529	$2,037	$1,304	$1,735
Real Estate-Commercial	3,050	3,136	3,128	4,000	3,568
Real Estate-Residential Mortgage	3,405	3,414	3,163	2,954	2,610
Automobile and Other Consumer	4,840	4,846	5,088	4,901	4,859
Unallocated	1,058	1,078	1,273	855	500
Total	$15,298	$15,003	$14,689	$14,014	$13,272

III. NONINTEREST INCOME
The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, and other recurring fee income.  Net gains or losses on the sale of securities available-for-sale is another category of noninterest income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2011 to 2012		2010 to 2011
	2012	2011	2010	Amount	%	Amount	%
Income from Fiduciary Activities	$6,290	$6,113	$5,391	$177	2.9%	$722	13.4%
Fees for Other Services to Customers	8,245	8,034	7,864	211	2.6%	170	2.2%
Net Gain on Securities Transactions	865	2,795	1,507	(1,930)	(69.1)%	1,288	85.5%
Insurance Commissions	8,247	7,374	2,987	873	11.8%	4,387	146.9%
Net Gain on Sales of Loans	2,282	866	1,024	1,416	163.5%	(158)	(15.4)%
Other Operating Income	1,170	746	316	424	56.8%	430	136.1%
Total Noninterest Income	$27,099	$25,928	$19,089	$1,171	4.5%	$6,839	35.8%

2012 compared to 2011:  Total noninterest income in the just completed year was $27.1 million, an increase of $1.2 million, or 4.5%, from total noninterest income of $25.9 million for 2011. The total for both the 2012 and 2011 periods included net gains on securities transactions, although this item of noninterest income decreased between the two periods, from $2.8 million to $865 thousand, a net decrease of $1.93 million. However, noninterest income from insurance commissions increased by $873 thousand, or 11.8%, between the two periods, and our net gains on the sale of loans also increased from 2011 to 2012, from $866 thousand to $2.28 million, a net increase of $1.41 million. All other categories of noninterest income also increased modestly between the two periods.
Assets under trust administration and investment management at December 31, 2012 were $1.046 billion, up from the prior year-end balance of $973.6 million.  Largely as a result of such increase our income from fiduciary services for 2012 increased by $177 thousand, or 2.9%, above the total for 2011. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $8.2 million for 2012, an increase of $211 thousand, or 2.6%, from 2011. The principal cause of the increase between the two periods was an increase in income from debit card transactions, which increased from $2.5 million for 2011 to $2.6 million for 2012. Effective October 1, 2011 VISA announced reduced debit interchange rates and related modifications to comply with new Debit Regulatory Requirements. This reduced rate structure has had, and will likely continue to have, a negative impact on our fee income. However, debit card usage by our customers continues to grow which has had, and if such growth persists, will continue to have, a positive impact on our debit card fee income. Thus, the new law's limits on debit transaction interchange fees has not had a material adverse impact on our financial condition or results of operations since the law's enactment. This increase in income from debit card transactions was offset, in part, by a decrease in fee income from service charges on deposit accounts.
Insurance commissions first became a significant source of noninterest income for us following our 2004 acquisition of an insurance agency, Capital Financial Group, Inc.  Capital Financial specializes in selling and servicing group health care policies as well as life insurance.  On April 1, 2010, we acquired a second insurance agency, Loomis & LaPann, Inc., which sells property and casualty insurance to retail customers in our service area and sports insurance products to various sports organizations.  In February of 2011, we acquired our third insurance agency, the Upstate Agency, also a property and casualty insurance agency, and in August 2011 we acquired and consolidated two affiliated insurance agencies, the McPhillips Agencies, also sellers of property and casualty insurance. All of these acquired agencies do business within the service areas of our banks. We expect that noninterest income from insurance commissions will continue to represent a significant portion of our noninterest income in upcoming periods, both

# 34

absolutely and as a percentage of our total net income, as a result of our recent expansion of this line of business by acquisition, which may continue in the future if favorable opportunities should arise.
Starting with the third quarter of 2010, we began to resell most of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"), which generates additional noninterest income in the form of net gains on sales of loans. We are unable to predict at what rate we may continue to resell loan originations in future periods, versus holding such loans in our own portfolio.  Much depends on the volume of originations, the rates attaching thereto and the ready availability of sale thereof into the secondary market.  We generally retain servicing rights for loans originated and sold by us, which generates additional noninterest income (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.

2011 compared to 2010: Total noninterest income in 2011 was $25.9 million, an increase of $6.8 million, or 35.8%, from total noninterest income of $19.1 million for 2010. The total for both the 2011 and 2010 periods included net gains on securities transactions (of $2.8 million and $1.5 million, respectively). However, the expansion of our insurance agency line of business in 2011 had the greatest impact on the increase in noninterest income between the two years. Our insurance commissions increased by $4.4 million (or 147%) between 2010 and 2011, as we acquired three new agencies in 2011. See the more detailed discussion of our agency acquisitions above, under "2012 Compared to 2011."
Assets under trust administration and investment management at December 31, 2011 were $973.6 million, down somewhat from the prior year-end balance of $984.4 million.  However, income from fiduciary services for 2011 increased by $722 thousand, or 13.4%, above the total for 2010, primarily because, despite the year-end totals being lower in 2011 than in 2010, the average dollar amount of assets under trust administration during 2011 exceeded the average dollar amount during 2010. The year-end total of assets under administration for 2011 was lower than the year-end total for 2010 because, at the end of the third quarter of 2011, the U.S. stock markets experienced a sharp downturn. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers were $8.0 million for 2011, an increase of $170 thousand, or 2.2%, from 2010. The increase between the two periods was attributable to an increase in revenues derived from third-party mutual fund sales and to an increase in income from debit card transactions, which increased from $2.3 million for 2010 to $2.5 million for 2011.
Starting with the third quarter of 2010, we began to resell most of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"), which generates additional noninterest income in the form of net gains on sales of loans. We generally retain servicing rights for loans originated and sold by us, which generates additional noninterest income (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues.

IV. NONINTEREST EXPENSE
Noninterest expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2011 to 2012		2010 to 2011
	2012	2011	2010	Amount	%	Amount	%
Salaries and Employee Benefits	$31,703	$30,205	$27,552	$1,498	5.0%	$2,653	9.6%
Occupancy Expense of Premises, Net	3,970	3,891	3,456	79	2.0	435	12.6
Furniture and Equipment Expense	3,497	3,478	3,393	19	0.5	85	2.5
FDIC Regular Assessment	1,026	1,292	1,982	(266)	(20.6)	(690)	(34.8)
Amortization of Intangible Assets	517	510	271	7	1.4	239	88.2
Prepayment Penalty on FHLB Advances	—	1,638	—	(1,638)	—	1,638	—
Other Operating Expense	11,123	10,534	10,764	589	5.6	(230)	(2.1)
Total Noninterest Expense	$51,836	$51,548	$47,418	$288	0.6	$4,130	8.7

2012 compared to 2011:  Noninterest expense for 2012 amounted to $51.8 million, an increase of $288 thousand, or .6%, from 2011.  For 2012, our efficiency ratio was 58.62%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and the FHLB prepayment penalty) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio includes intangible asset amortization in the numerator, and thus tends to result in higher ratios than our definition. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense). For 2012, our peer group ratio was 70.2%, and our ratio (not adjusted) was 59.2%.

# 35

Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, increased by $1.5 million, or 5.0%, from 2011 to 2012. Salary expense increased $885 thousand, or 4.3%, from 2011 primarily due to annual salary increases. Pension costs increased $563 thousand, or 40.5% from 2011 to 2012.
The principal reason noninterest expense remained virtually unchanged from 2011 to 2012, despite the 5.0% increase between the two years in the largest component of this measure (salaries and employee benefits), is because our FDIC assessments dropped by $266,000 (or 20.5 percent) between the two years, and the prepayment penalty recognized by the Company in 2011 in connection with its prepayment of FHLB advances during that year ($1.6 million), was not replicated in 2012.
Just as our FDIC assessment decreased from 2010 to 2011, it also decreased from 2011 to 2012. Beginning in the second quarter of 2011, calculation of the FDIC's premium converted to a new method, based on adjusted assets rather than deposits. That resulted in continuing and substantial decreases in our FDIC insurance expense beginning mid-2011 and continuing in 2012. We continued to pay the lowest possible rate.
Other operating expense increased $589 thousand, or 5.6% from 2011. This was primarily the result of an increase of $295 thousand, or 17.8% for off-premise computer services and $245 thousand, or 28.9% increase in loan fees.
Occupancy and equipment expenses did not significantly change from 2011 to 2012.

2011 compared to 2010:  Noninterest expense for 2011 amounted to $51.5 million, an increase of $4.1 million, or 8.7%, from 2010.  However, the 2011 period included a $1.6 million prepayment penalty from our prepayment of $40 million of FHLB advances. For 2011, our efficiency ratio was 58.23%. This ratio is a commonly used non-GAAP financial measure. A more detailed discussion of this measure is set forth above under the heading "2012 compared to 2011." Our efficiency ratio in recent periods has compared favorably to the ratios of our peer group.
The financial results for 2011 include (i) five months of operations for the McPhillips Insurance Agency, which we acquired on August 1, 2011, (ii) eleven months of operations for Upstate Agency, which we acquired on February 1, 2011, and (iii) a full year of operations for Loomis and LaPann, which we acquired on April 1, 2010. The results for the prior year 2010 do not reflect any expense or income attributable to either Upstate or McPhillips, and only nine months of operations for Loomis and LaPann. All categories of noninterest expense, including amortization, experienced increases from the acquisition of the agencies in 2011 (and in mid-year 2010) except for FDIC and FICO assessments and the FHLB prepayment penalty. Thus, both the increase in noninterest expense for 2011, as well as in noninterest income for the year, discussed above, reflect expenses and income attributable to the recently acquired agencies.
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
Beginning with the second quarter of 2011, the method previously used by the FDIC to calculate insurance premiums payment by covered banks was converted to a new method, based on adjusted assets rather than deposits. The changeover resulted in a significant decrease in our FDIC insurance expense from 2010 to 2011.
Other operating expense remained essentially unchanged from 2010. This was the result of offsetting increases and decreases among a variety of operating categories.

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2011 to 2012		2010 to 2011
	2012	2011	2010	Amount	%	Amount	%
Provision for Income Taxes	$9,661	$9,714	$9,754	$(53)	(0.5)%	$(40)	(0.4)%
Effective Tax Rate	30.3%	30.7%	30.8%	(0.4)%	(1.3)	(0.1)%	(0.3)

The provisions for federal and state income taxes amounted to $9.7 million for both 2012 and 2011, and $9.8 million for 2010.   The effective income tax rates for 2012, 2011 and 2010 were 30.3%, 30.7% and 30.8%, respectively, with no significant change in the effective tax rates from year to year.

# 36

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2012, 2011 and 2010, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2012, 2011 and 2010.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	December 31,
	2012	2011	2010
U.S. Agency Obligations	$122,457	$116,393	$98,173
State and Municipal Obligations	84,838	44,999	89,528
Mortgage-Backed Securities - Residential	261,804	392,712	326,890
Corporate and Other Debt Securities	8,451	1,015	1,417
Mutual Funds and Equity Securities	1,148	1,419	1,356
Total	$478,698	$556,538	$517,364

In all periods, Mortgage-Backed Securities-Residential consisted solely of mortgage pass-through securities issued or guaranteed by U.S. federal agencies.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages.  Collateralized Mortgage Obligations ("CMOs") separate the repayments on mortgage-backed securities into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our Corporate and Other Debt Securities for each of the periods are corporate bonds that were highly rated at the time of purchase, although in some cases the securities had been downgraded before the reporting date.

The following table sets forth the maturities of our debt securities available-for-sale portfolio as of December 31, 2012.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	28,267	94,190	—	—	122,457
State and Municipal Obligations	28,284	53,574	1,363	1,617	84,838
Mortgage-Backed Securities - Residential	19,838	224,982	16,984	—	261,804
Corporate and Other Debt Securities	—	6,349	1,302	800	8,451
Total	76,389	379,095	19,649	2,417	477,550

# 37

The following table sets forth the tax-equivalent yields of our securities available-for-sale portfolio at December 31, 2012.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	0.46	0.56	—	—	0.54
State and Municipal Obligations	1.57	1.46	6.64	7.64	1.70
Mortgage-Backed Securities - Residential	3.99	2.19	4.41	—	2.46
Corporate and Other Debt Securities	—	0.68	0.97	3.11	1.00
Total	1.77	1.64	4.32	5.91	1.79

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2012.  Dividend earnings derived from equity securities were adjusted to reflect applicable federal income tax exclusions.
At December 31, 2012 and 2011, the weighted average maturity was 2.6 and 3.0 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2012, the net unrealized gains on securities available-for-sale amounted to $9.3 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $11.3 million at December 31, 2011.  For both periods, the net unrealized gain was primarily attributable to a decrease in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding our portfolio of securities available-for-sale, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(In Thousands)

	December 31,
	2012	2011	2010
State and Municipal Obligations	$183,373	$149,688	$158,938
Mortgage Backed Securities - Residential	55,430	—	—
Corporate and Other Debt Securities	1,000	1,000	1,000
Total	$239,803	$150,688	$159,938

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2012, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2012.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$24,968	$95,186	$58,862	$4,357	$183,373
Mortgage Backed Securities - Residential	—	55,430	—	—	55,430
Corporate and Other Debt Securities	—	—	—	1,000	1,000
Total	$24,968	$150,616	$58,862	$5,357	$239,803

# 38

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2012.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	3.15	3.21	4.83	5.23	3.77
Mortgage Backed Securities - Residential	—	1.22	—	—	1.22
Corporate and Other Debt Securities	—	—	—	7.00	7.00
Total	3.15	2.03	4.83	5.56	2.91

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2012.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

During 2012, 2011 and 2010, we sold no securities from the held-to-maturity portfolio nor were there any transfers to or from the portfolio.  The weighted-average maturity of the held-to-maturity portfolio was 3.2 and 4.2 years at year-end December 31, 2012 and 2011, respectively.

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$105,536	9	$99,791	9	$97,621	8	$89,222	8	$86,872	8
Commercial Real Estate – Construction	29,149	2	11,083	1	7,090	1	15,336	1	22,525	2
Commercial Real Estate – Other	245,177	21	232,149	21	214,291	19	185,582	17	183,676	17
Consumer – Other	6,684	1	6,318	1	6,482	1	11,981	1	22,870	2
Consumer – Automobile	349,100	30	322,375	28	334,656	29	317,854	29	337,311	30
Residential Real Estate	436,695	37	459,741	40	485,368	42	492,175	44	456,558	41
Total Loans	1,172,341	100	1,131,457	100	1,145,508	100	1,112,150	100	1,109,812	100
Allowance for Loan Losses	(15,298)		(15,003)		(14,689)		(14,014)		(13,272)
Total Loans, Net	$1,157,043		$1,116,454		$1,130,819		$1,098,136		$1,096,540

Maintenance of High Quality in the Loan Portfolio: In late 2010 and through 2011, residential property values continued to weaken in most markets, and this trend continued for most of 2012, although at year-end 2012 the decline appeared to be slowing or even reversing itself, at least in some markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets, both in terms of price and quantity of transactions, but the evidence is still inconclusive. As was true during the initial stages of the real estate collapse, indications of stability or revival in the residential and commercial real estate markets vary significantly from market-to-market.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by recent firming up in some real estate markets and by the general stabilization in the equity markets in recent years, including a modest rebound in the equities in first three quarters of 2012 reaching a high in the fourth quarter not seen since 2007. In sum, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we have largely avoided the negative impact on asset quality that other banks have suffered. Through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line and we never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers

# 39

having a FICO score of 650 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
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
However, like all other banks we operate in an environment where identifying opportunities for secure and profitable expansion of our loan portfolio is challenging, where competition is intense, and where margins are very tight. If the U.S. economy continues to be weak, our region also will continue to experience stress from an economic and financial standpoint, and individual borrowers will also continue to experience stress, as many small businesses are operating on very narrow margins and many families are living on very tight budgets. Given our conservative underwriting standards, we may continue to experience only modest loan portfolio growth or even no growth. Moreover, if the U.S. or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at year-end 2012), eclipsing both indirect loans (30% of the portfolio) and our commercial and commercial real estate loans (32%). Our gross originations for residential real estate loans were $109.1 million, $75.0 million and $94.2 million for the years 2012, 2011, and 2010, respectively. These origination totals have significantly exceeded the sum of repayments and prepayments in the portfolio, but we have also sold significant quantities of originations. During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we began to retain a larger percentage of the newly originated loans in our portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further reductions in the portfolio as a result of normal principal amortization and prepayments on pre-existing loans).
After April 2010, rates on conventional real estate mortgages continued to fall, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by the last quarter of 2011 the national average had dropped below 4.00%, a relative decline of more than 20 percent. In response, we determined to resume selling most of our originations to Freddie Mac, amounting to $48.5 million for 2011 and $59.9 million for all of 2012. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Automobile Loans (primarily through indirect lending): At December 31, 2012, our automobile loans (primarily loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business.
During 2012, there was a modest nation-wide resurgence in automobile sales (especially in the first quarter), due in the view of many to an aging fleet and a modest resurgence in consumer optimism. We too saw an increase in our originations, from $154.3 million for 2011 to $194.0 million for 2012, and our outstanding balances increased.
For 2011, our originations of indirect loans were $154.3 million, a decrease of $23.6 million, or 13.3%, from the total for 2010. Prepayments and normal amortization during the year exceeded our originations, and as a consequence the outstanding balance of our automobile loan portfolio decreased by $12.3 million, or 3.7%, during 2011.
In 2011, net charge-offs for our automobile loans were less than our net-charge offs for the 2010 period, and net charge-offs for 2012 were below the net charge-offs for 2011. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. However, if weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. For 2012, commercial loan growth was steady as outstanding balances increased by $36.8 million, or 10.7%, over the December 31, 2011 level. In 2011 our balances also grew over the 2010 levels, increasing at year-end by $24.0 million, or 7.5% over the year-end 2010 amount.
Substantially all commercial and commercial real estate loans in our portfolio are extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period from which it has not yet fully recovered, we have not experienced any significant weakening in the quality of our commercial

# 40

loan portfolio in recent years.
It is entirely possible, however, that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods. Generally, however, the corporate sector, at least in our service area, appears to be in reasonably good financial condition at present.

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Commercial and Commercial Real Estate	$366,761	$357,148	$354,316	$348,472	$336,580
Residential Real Estate	314,583	322,750	327,763	332,764	340,611
Home Equity	87,124	84,849	82,992	82,635	81,560
Consumer Loans - Automobile	361,723	352,597	346,080	339,409	334,561
Other Consumer Loans[1]	30,035	31,427	32,515	33,042	33,140
Total Loans	$1,160,226	$1,148,771	$1,143,666	$1,136,322	$1,126,452

Percentage of Total Quarterly Average Loans

	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Commercial and Commercial Real Estate	31.6%	31.1%	31.0%	30.7%	29.9%
Residential Real Estate	27.1	28.1	28.6	29.3	30.2
Home Equity	7.5	7.4	7.3	7.3	7.3
Consumer Loans - Automobile	31.2	30.7	30.3	29.8	29.7
Other Consumer Loans[1]	2.6	2.7	2.8	2.9	2.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Commercial and Commercial Real Estate	4.91%	5.07%	5.11%	5.36%	5.42%
Residential Real Estate	5.00	5.01	5.15	5.24	5.29
Home Equity	3.03	3.01	2.99	2.98	2.96
Consumer Loans - Automobile	4.18	4.38	4.50	4.63	4.83
Other Consumer Loans[1]	6.24	6.42	6.39	6.56	6.84
Total Loans	4.60	4.72	4.82	4.97	5.07
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
    Residential Real Estate in the table of period-end balances on page 39, captioned “Types of Loans.”

As the yield table above indicates, average rates across our portfolio have steadily declined over the last 5 quarters, in direct response to the Fed's maintaining historically low interest rates in its attempt to revive the economy, coupled with a general moderation of loan demand on the part of corporate and individual customers.
For the fourth quarter of 2012 the average yield on our loan portfolio declined by 47 basis points from the fourth quarter of 2011, from 5.07% to 4.60%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter, so we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac.
As average yields on the portfolio were dropping in 2012, our margins were also compressing. The decrease in average yield on our loan portfolio of 47 basis points was 6 basis points greater than the 41 basis point decline in our average cost of deposits from the last quarter of 2011 to the last quarter of 2012. We expect that average loan yields will continue to decline in 2013, at a faster rate than our average cost of deposits, and that margins too may continue to diminish.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has historically been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 30 under the heading "Impact of Interest Rate Changes." We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home

# 41

mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields. Thus, even if prevailing rates do not fall significantly or at all in upcoming periods, our average rate on our portfolio may continue to decline as older credits in our portfolio bearing generally higher rates continue to mature and roll over or are redeployed into lower priced loans.
The following table indicates the respective maturities and interest rate structure of our commercial and commercial real estate construction loans at December 31, 2012.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$34,071	$63,458	$8,007	$105,536
Commercial Real Estate - Construction	16,699	717	11,733	29,149
Total	$50,770	$64,175	$19,740	$134,685
Fixed Interest Rates	$9,591	$31,752	$19,345	$60,688
Variable Interest Rates	41,179	32,424	394	73,997
Total	$50,770	$64,176	$19,739	$134,685

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2012, our total contingent liability for standby letters of credit amounted to $10.9 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2012, we had outstanding unfunded loan commitments in the aggregate amount of approximately $198.4 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 33 under the heading "Summary of the Allowance and Provision for Loan Losses".
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due; residential real estate loans when 150 days past due; commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2012.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due totaled $8.5 million at December 31, 2012 and represented 0.72% of loans outstanding at that date, as compared to approximately $6.7 million, or 0.59% of loans at December 31, 2011.  These non-current loans at December 31, 2012 were composed of approximately $3.2 million of consumer loans, principally indirect automobile loans, $2.7 million of residential real estate loans and $2.6 million of commercial and commercial real estate loans.
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
We evaluate nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment.  All our impaired loans are measured based on either (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  We determine impairment for collateralized loans based on the fair value of the collateral less estimated cost to sell. For other loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash

# 42

flows, discounted at the loan's effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  Our method for measuring all other loans is described in detail in Notes 2 and 5 to the consolidated financial statements.
Beginning in 2011, the loan note to the consolidated financial statements (beginning on page 70) now contains the detailed information on modified loans and impaired loans, that was formerly described in this section.

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
Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  Through our on-going credit monitoring, we consider loans which, in our internal classification system, are classified as substandard but continue to accrue interest to be potential problem loans.  At December 31, 2012, we identified 175 commercial loans totaling $24.5 million as potential problem loans.  At December 31, 2011, we identified 171 commercial loans totaling $20.9 million as potential problem loans.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not warrant accounting for the loans as nonperforming.  Although in a performing status as of year-end, these loans exhibited certain risk factors, which have the potential to cause them to become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national level, economic conditions are generally improved over the 2009-2010 period, but are much weaker than was the case in 2007 and earlier periods.  If weak or stagnant economic conditions persist, potential problems loans likely will increase.

3. Foreign Outstandings - None

4. Loan Concentrations
The loan portfolio is well diversified.  There are no concentrations of credit that exceed 10% of the portfolio, other than the general categories reported in the preceding Section C.II.a. of this Item 7.  For further discussion, see Note 1 to the Consolidated Financial Statements in Part II, Item 8 of this Report.

5. Other Real Estate Owned and Repossessed Assets
Other real estate owned ("OREO") primarily consists of real property acquired in foreclosure.  OREO is carried at fair value less estimated cost to sell.  We establish allowances for OREO losses, which are determined and monitored on a property-by-property basis and reflect our ongoing estimate of the property's estimated fair value less costs to sell.  For all periods, all OREO was held for sale.  Repossessed assets for each of the five years in the table below consist of motor vehicles.

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2012	2011	2010	2009	2008
Single Family 1 - 4 Units	$552	$310	$—	$53	$581
Commercial Real Estate	418	150	—	—	—
Other Real Estate Owned, Net	970	460	—	53	581
Repossessed Assets	64	56	58	59	64
Total OREO and Repossessed Assets	$1,034	$516	$58	$112	$645

The following table summarizes changes in the net carrying amount of OREO for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2012	2011	2010	2009	2008
Balance at Beginning of Year	$460	$—	$53	$581	$89
Properties Acquired Through Foreclosure	950	409	—	54	581
Transfer of Bank Property	—	150	—	—	—
Sales	(440)	(99)	(53)	(582)	(89)
Balance at End of Year	$970	$460	$—	$53	$581

There was no allowance for OREO losses at year-end 2012, 2011 or 2010.  We started 2012 with five properties in OREO. During 2012, we acquired seven and sold all five properties in inventory at the beginning of the year. For 2011, we started the year

# 43

with no properties in OREO. During 2011, we acquired five new OREO properties as a result of foreclosure, transferred-in a former branch building owned by us, and sold one property, with the net result that we held five properties in OREO at year-end 2011, having an aggregate carrying amount as listed in the above table. During 2010, we did not acquire any properties through foreclosure and we sold the one property remaining at the end of 2009.  We started 2009 with four properties in OREO.  During 2009 we acquired one new property and sold all four properties in inventory at the beginning of that year.  We started 2008 with one property in OREO.  During the year we acquired four more and sold one, ending 2008 with four properties.

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the "Provision for Loan Losses and Allowance for Loan Losses" in Part II Item 7.B.II. beginning on page 33 of this Report, including:

•	Charge-offs and Recoveries by loan type

•	Factors that led to the amount of the Provision for Loan Losses

•	Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 39 of this report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Year Ended December 31,
	2012		2011		2010
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$240,872	—%	$221,035	—%	$205,497	—%
NOW Accounts	726,660	0.49	603,965	0.84	541,161	1.03
Savings Deposits	437,095	0.29	409,398	0.46	361,949	0.59
Time Deposits of $100,000 or More	107,665	1.86	122,897	2.14	133,770	2.17
Other Time Deposits	212,918	1.75	238,865	2.15	249,192	2.37
Total Deposits	$1,725,210	0.61	$1,596,160	1.07	$1,491,569	1.28

During 2012 average deposit balances increased by $129.1 million, or 8.1%, over the average for 2011. The increase was generated from our pre-existing branch network.
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
We did not sell or close any branches during the covered period, 2010-2012, although we did move our Salem branch to a larger and more accessible location.  We did not hold any brokered deposits during 2012, 2011 and 2010.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Demand Deposits	$249,176	$258,632	$233,650	$221,738	$222,988
NOW Accounts	798,513	685,212	733,600	688,982	672,426
Savings Deposits	444,603	446,450	431,896	425,247	415,603
Time Deposits of $100,000 or More	95,742	102,230	111,766	121,112	125,679
Other Time Deposits	193,744	209,075	222,408	226,702	231,366
Total Deposits	$1,781,778	$1,701,599	$1,733,320	$1,683,781	$1,668,062

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 24% to 32% of our total deposits.  Municipal deposits are typically placed

# 44

in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.
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
For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, significant growth in the second quarter, contraction in the third quarter and substantial growth in the fourth quarter.  Deposit balances followed this general pattern for 2012, enhanced by the addition of new municipal account relationships throughout the year.  We also experienced growth in our non-municipal account balances, primarily in NOW accounts and money market savings accounts.
We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases. During periods of falling rates and very low rates, such as the period from mid-2007 through the end of 2012, depositors tend to transfer maturing time deposits to nonmaturity interest-bearing deposit products. This was our experience during 2012. At December 31, 2012 time deposits represented 16.4% of total deposits, down from 21.5% at December 31, 2011. This year-end 2012 level for time deposits was the lowest level since June 30, 2004, when the ratio was 22.5%, and compares to a high ratio of 40.8% at June 30, 2000. We expect this shift from time deposits to nonmaturity deposit products to continue, although perhaps at a slower pace, if deposit rates remain at their current extraordinarily low levels.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Demand Deposits	14.0%	15.2%	13.5%	13.2%	13.4%
NOW Accounts	44.8	40.3	42.3	40.9	40.3
Savings Deposits	24.9	26.2	24.9	25.3	24.9
Time Deposits of $100,000 or More	5.4	6.0	6.5	7.2	7.5
Other Time Deposits	10.9	12.3	12.8	13.4	13.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are typically obtained on a competitive bid basis.

Quarterly Cost of Deposits	Quarter Ended
	Dec 2012	Sep 2012	Jun 2012	Mar 2012	Dec 2011
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.43	0.39	0.54	0.62	0.76
Savings Deposits	0.25	0.28	0.31	0.34	0.39
Time Deposits of $100,000 or More	1.54	1.79	2.05	2.02	2.03
Other Time Deposits	1.34	1.63	1.94	2.03	2.10
Total Deposits	0.48	0.54	0.68	0.76	0.85

In general, rates paid by us on various types of deposit accounts are influenced by the rates being offered or paid by our competitors, which in turn are influenced by prevailing interest rates in the economy as impacted from time-to-time by the actions of the Federal Reserve Bank.  There typically is a time lag between the Federal Reserve’s actions undertaken to influence rates and the actual repricing of our deposit liabilities, although this lag is normally shorter than the lag between Federal Reserve rate actions and the repricing of our loans and other earning assets.
As demonstrated in the table above, we like all insured depository institutions experienced a steady decrease in the cost of our deposits in each of the past 5 quarters mirroring and continuing the protracted period of falling interest rates extending from mid-2007 through the end of 2012.  Although some maturing time deposits will continue to reprice at lower rates in forthcoming periods, the favorable reduction in the cost of deposits may not continue since most of our time deposits have already repriced to current rates and the rates on our nonmaturity deposit balances have already been reduced to (or nearly to) the lowest sustainable levels.
We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2012, 2011 or 2010.

# 45

The maturities of time deposits of $100,000 or more at December 31, 2012 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$19,864
Three to Six Months	13,559
Six to Twelve Months	15,824
2014	24,508
2015	6,707
2016	4,943
2017	6,523
2018	1,447
Total	$93,375

V. SHORT-TERM BORROWINGS

	2012	2011	2010
Overnight Advances from the Federal Home Loan Bank of New York, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$41,678	$68,293	$51,581
Maximum Month-End Balance	41,678	93,988	67,772
Average Balance During the Year	24,225	54,750	63,082
Average Rate During the Year	0.18%	0.17%	0.20%
Rate at December 31	0.25%	0.23%	0.19%
Other Short-Term Borrowings:
Balance at December 31	$—	$—	$1,633
Maximum Month-End Balance	—	2,211	2,077
Average Balance During the Year	—	1,456	1,399
Average Rate During the Year	—%	—%	—%
Rate at December 31	—%	—%	—%
Average Aggregate Short-Term Borrowing Rate During the Year	0.18%	0.16%	0.19%

D. LIQUIDITY
Our liquidity is measured by our ability to access cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, on- and off-balance sheet, that can be accessed quickly in time of need.
Overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments, and the ability to quickly pledge a substantial portion of our available marketable investment securities and loans to obtain funds, represent our primary sources of available operating liquidity.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $478.7 million at year-end 2012. Due to the potential for volatility in market values, we are not able to assume that large quantities of such securities could be sold at short notice at their carrying value, if needed immediately for liquidity purposes. But, if market conditions are favorable resulting in unrealized gains in the available-for-sale portfolio, we may pursue modest sales of such securities conducted in an orderly fashion to provide for anticipated future liquidity needs.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY").    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on those lines during 2012.
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY for both overnight and term advances was $61.8 at December 31, 2012. During 2012, we used the overnight facility for a short period.  The average balance of these overnight advances was $6.0 million for 2012.
The average balance in other short-term borrowings for 2011 consisted entirely of treasury, tax and loan balances at the Federal Reserve Bank of New York against which we could borrow on a short-term basis, but by year-end 2011 the Federal Reserve had canceled this program.
We measure and monitor our liability needs as a ratio of liquid assets to total short-term and potentially volatile liabilities, including the availability of dependable borrowing sources. At December 31, 2012, our basic liquidity ratio was 8.8% of total assets, or $177 million, well above our minimum ratio as defined in policy of 4%, or $81 million of total assets at December 31, 2012. In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  We have not utilized brokered CDs to raise funds in recent years.

# 46

Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential "discount window" borrowings which we maintain for contingency liquidity purposes.  At December 31, 2012, the amount available under this facility was $268.8 million, but there were no advances then outstanding.
Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our available operating and contingency liquidity is sufficient to meet funding needs that may arise in upcoming periods in connection with any reasonably likely events or occurrences.
During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations on placing or maintaining their funds with our banks. In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash and due from banks, as opposed to investments in longer-term assets which might generate slightly higher returns. The financial markets have been challenging for many financial institutions, and in the view of many, lack of liquidity has been as great a problem as capital shortage. As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important Proposed Changes to Regulatory Capital Standards

The Dodd-Frank Act directed U.S. bank regulators to promulgate new capital standards, which when adopted by regulators, must be at least as strict (i.e., must establish minimum capital levels that are at least as high) for banking organizations on a consolidated basis as the regulatory capital standards for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
The regulators, acting jointly, in June 2012, issued proposed new capital rules for U.S. banking organizations that aimed at implementing these Dodd-Frank capital requirements. These proposed rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed international capital standards and would result in significantly more stringent standards upon full implementation than are now in place for U.S. financial institutions.
On November 9, 2012, the U.S. federal bank regulators announced that they would not implement their proposed new capital rules on the previously suggested effective date of January 1, 2013. Since this announcement, the regulatory authorities have been in the process of reviewing comments and concerns about the proposed new rules, which may be revised and re-issued by the regulators, perhaps in proposed form. However, no specific guidance was provided as of the end of 2012 regarding any planned revisions.
The following is a summary of the proposed new capital rules, as issued in June of 2012:

In general, the proposed new rules expand the risk-weighting categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The proposed rules also are more restrictive in their definitions of what qualify as capital components and set new, higher minimum capital ratios. Importantly, the June 2012 proposed rules require community banks like us to begin amortizing the trust preferred securities (TRUPs) held on our books as of May 19, 2010, over a 10-year period commencing in 2013, even though such TRUPs generally were accorded “grandfathered” status under Dodd-Frank itself (i.e., would be eligible in their entirety for Tier 1 capital treatment until maturity or redemption). Any such early amortization of TRUPs may present substantial additional difficulties for community banks, like us, that are and will remain well capitalized but would prefer not have to seek additional capital in what are currently very tight capital markets, to replace their amortized TRUPs, as the price of continuing to grow their asset portfolios.
For community banks, such as ours, the proposed new rules would add a new capital ratio, a "common equity tier 1 capital ratio." The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. The new common equity tier 1 capital ratio also will include unrealized securities gains and losses as part of both capital and assets. In addition to setting higher minimum capital ratios, the June 2012 proposed new rules, as part of their general thrust in requiring enhanced capital for all banks, would introduce a new concept, a so-called "capital conservation buffer" (set at 2.5% under the proposed rules), which must be added to each of the proposed new minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that buffer should erode below the required level, the bank would not necessarily be required to replace the capital deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so. The following table compares the minimum capital ratios under the June 2012 proposed rules, including the 2.5% capital conservation buffer, with the current well-capitalized ratios:

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

The changes in the proposed new rules that would have the largest impact on our regulatory capital position, at the holding company and the bank level, include:

•
the possible phase-out over 10 years of TRUPs as Tier 1 capital for mid-sized banks such as Arrow (see the discussion in the section "Recent Legislative Developments--The Dodd-Frank Act" on page 9, above, and the discussion below under “Current Regulatory Capital Standards”);

•	a risk-weighting scheme for residential real estate loans based on loan to value ratios;

•	weighting nonperforming loans at 150% versus 100% at present; and

•	a requirement to include unrealized gains or losses on available-for-sale securities, net of tax, as a component of capital.

We note that if the proposed new capital rules issued in June 2012 had been effective on December 31, 2012, as initially planned, our capital ratios would have exceeded each of the proposed minimums, including the capital conservation buffer.

Because of the uncertainty surrounding the proposed new capital and liquidity requirements, we are not able to predict at this time the standards that may become applicable to Arrow under those rules, as they may be revised and implemented in the future, or the impact that these new rules may have on Arrow. The new standards are likely to require significantly higher minimum levels of capital for U.S. financial institutions than the current standards require.

Current Regulatory Capital Standards

The discussion and disclosure below on regulatory capital is qualified in its entirety by reference to the fact that, as discussed above, the content and impact of the capital standards to be implemented under the Dodd-Frank Act are currently not known.

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

# 48

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2012:

Capital Ratios:	Arrow	GFNB	SNB
Tier 1 Leverage Ratio	9.1%	8.8%	9.4%
Tier 1 Risk-Based Capital Ratio	15.0%	14.9%	13.8%
Total Risk-Based Capital Ratio	16.3%	16.2%	15.1%

At December 31, 2012 our holding company and both banks exceeded the minimum capital ratios established by the currently applicable regulatory guidelines, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).
As referenced above, based on the Dodd-Frank Act capital standard statutory directives and the pending Dodd-Frank capital standard regulations, there is considerable current speculation in banking and financial circles that bank regulatory capital guidelines will likely be adjusted in forthcoming periods so as to require a greater degree of capital protection against sudden financial stress within banks. However, there is no consensus on what these enhanced capital standards will look like or over what period they will be imposed on the banking sectors.

Capital Components; Dividends; Stock Repurchases

Stockholders' Equity: Stockholders' equity was $175.8 million at December 31, 2012, an increase of $9.4 million, or 5.7%, from the prior year-end.  The most significant positive changes to stockholders' equity included (a) net income of $22.2 million, (b) equity received from our various stock-based compensation plans of $3.3 million, offset, in part by (d) a net retirement plan losses reflected as a component of other comprehensive income of $584 thousand,  (e) cash dividends of $11.8 million, and (f) purchases of our own common stock of $4.9 million.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, trust preferred securities issued by Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under bank regulatory capital guidelines; however, our TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) may continue to qualify as Tier 1 capital until maturity or redemption. However, as stated above, the proposed new capital rules, if adopted in the form proposed in June of 2012, would impose a “phase-out” of such qualification for our previously issued trust preferred securities.

Dividends: The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to indirect regulatory limitations on payments of dividends by our holding company (i.e., the need to maintain adequate regulatory capital), there are statutory limitations applicable to the payment of dividends by our bank subsidiaries to our holding company.  As of December 31, 2012, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $27.3 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In November 2011, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2012 (the 2012 program), under which management was authorized, in its discretion, to repurchase from time to time during 2012, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believed the Company's stock was reasonably priced and such repurchases appeared to be an attractive use of available capital and in the best interests of stockholders. As of December 31, 2012, approximately $3.3 million had been used under the 2012 Program to repurchase shares. In December 2012, the Board of Directors authorized a similar $5.0 million stock repurchase program, effective for calendar year 2013.

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2012, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

# 49

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$30,000	$10,000	$20,000	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	3,080	618	1,158	732	572
Obligations under Retirement Plans [4]	51,583	3,179	6,668	6,607	35,129
Total	$104,663	$13,797	$27,826	$7,339	$55,701

1 See Note 10 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Federal Home Loan Bank Advances, including call provisions.
2 See Note 10 to the Consolidated Financial Statements in Item 8 of this Report for additional information on Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (trust preferred securities).
3 See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.
4 See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Plans

# 50

H. FOURTH QUARTER RESULTS

We reported net income of $5.5 million for the fourth quarter of 2012, an increase of $118 thousand, or 2.2%, from the fourth quarter of 2011.  Diluted earnings per common share for the fourth quarter of 2012 were $.46, an increase of $.01, or 2.2%, from the $.45 amount for the fourth quarter of 2011.  The net change in earnings was primarily affected by the following: (a) a $127 thousand increase in tax-equivalent net interest income, (b) a $698 thousand increase in noninterest income, (c) a $105 thousand decrease in the provision for loan losses, (d) a $662 thousand increase in noninterest expense, and (e) a $65 thousand decrease in the provision for income taxes.  The factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7., specifically, in Section B., "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 22, 2013, incorporating by referenced the Company's earnings release for the fiscal year ended December 31, 2012.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2012	2011
Interest and Dividend Income	$16,740	$18,347
Interest Expense	2,503	4,022
Net Interest Income	14,237	14,325
Provision for Loan Losses	175	280
Net Interest Income after Provision for Loan Losses	14,062	14,045
Noninterest Income	6,897	6,199
Noninterest Expense	13,117	12,455
Income Before Provision for Income Taxes	7,842	7,789
Provision for Income Taxes	2,293	2,358
Net Income	$5,549	$5,431
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	12,014	12,017
Diluted	12,032	12,024
Basic Earnings Per Common Share	$0.46	0.45
Diluted Earnings Per Common Share	0.46	0.45
Cash Dividends Per Common Share	0.25	0.25
AVERAGE BALANCES:
Assets	$2,064,602	$1,963,915
Earning Assets	1,945,441	1,849,891
Loans	1,160,226	1,126,452
Deposits	1,781,778	1,668,062
Stockholders’ Equity	176,514	168,293
SELECTED RATIOS (Annualized):
Return on Average Assets	1.07%	1.10%
Return on Average Equity	12.51%	12.80%
Net Interest Margin [1]	3.13%	3.25%
Net Charge-offs to Average Loans	0.04%	0.07%
Provision for Loan Losses to Average Loans	0.06%	0.10%

1 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial
Measures” on page 4).

# 51

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2012 and 2011 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,938	$17,533	$17,168	$16,740
Net Interest Income	14,406	14,254	14,525	14,237
Provision for Loan Losses	280	240	150	175
Net Securities Gains	502	143	64	156
Income Before Provision for Income Taxes	7,539	8,171	8,288	7,842
Net Income	5,288	5,594	5,748	5,549
Basic Earnings Per Common Share	0.44	0.47	0.48	0.46
Diluted Earnings Per Common Share	0.44	0.47	0.48	0.46

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$19,891	$19,556	$18,997	$18,347
Net Interest Income	14,554	14,581	14,652	14,325
Provision for Loan Losses	220	170	175	280
Net Securities Gains	542	482	1,771	—
Income Before Provision for Income Taxes	7,635	8,468	7,755	7,789
Net Income	5,281	5,849	5,372	5,431
Basic Earnings Per Common Share	0.44	0.49	0.45	0.45
Diluted Earnings Per Common Share	0.44	0.49	0.45	0.45

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
The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes.  While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk, including periodic stress testing involving hypothetical sudden and significant interest rate spikes.
Our standard simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2012 the targeted federal funds rate remained where it had been since late 2009, a range of 0 to .25%, with assurances from the Fed that prevailing rates would remain at or near their current historically low rates at least through year-end 2014. Moreover, our average cost of deposits for 2012 had decreased to 0.71%.  Thus, for purposes of our decreasing rate simulation, we applied a hypothetical 100 basis point downward

# 52

shift in interest rates for the long end of the yield curve with hypothetical short-term rate decreases equal to the lesser of 100 basis points or such lower rate decrease required to reach zero percent.
Applying the simulation model analysis as of December 31, 2012, a 200 basis point increase in interest rates demonstrated a 2.6% decrease in net interest income, and a 100 basis point/zero limit decrease in interest rates demonstrated a 1.1% decrease in net interest income.  These amounts were well within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets. However, when prevailing interest rates are already extremely low, as is the case at present, a further decline in prevailing rates may not produce the otherwise expected increase in net interest income, even over a relatively short time horizon, because as noted above, further decreases in rates with respect to liabilities (deposits) may be significantly impeded by the absolute lower boundary of the zero rate, whereas further decreases in asset rates are not, as a technical matter at least, subject to the same absolute lower boundary and thus assets may more fully, if more slowly, reprice downward in response to general rate declines than liabilities. Even in the short run, rate decreases may not be beneficial to income.
This explains the anomalous result of our simulation model, above, i.e., that over the indicated time horizon of 12 months, an assumed increase in prevailing rates projects a decrease in our net interest income, as might normally be expected (due to assets repricing more slowly than liabilities), while at the same time, an assumed decrease in prevailing rates also projects a decrease, if a smaller decrease, in our net interest income, presumably due to the zero rate boundary factor.
Moreover, if the impact of rate change on our income is projected over a longer time horizon, e.g., two years or longer, it might be expected that a decrease in prevailing rates would have a greater negative impact on our income, as compared to the short-term result, as assets reprice downward in full response, while liabilities do not further reprice but remain trapped by the absolute zero rate boundary. On the other hand, an increase in prevailing rates would have a much less negative impact over the longer term, and perhaps even a neutral or positive impact, on our net interest income, as our asset portfolios eventually reprice upward fully to match the repricing of our liabilities. However, other factors may play a significant role in any analysis of the impact of rising rates on our income, including a possible softening of loan demand and/or slowing of the economy that might be expected to accompany any general rate rise.
The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
We continue to believe that, in a normalized rate environment, any downturn in prevailing interest rates will generally have a short-term positive impact on our net interest margin and net interest income, which would be mitigated or perhaps reversed over the mid- to longer-term of ensuing rate decreases. We also believe an upturn in prevailing rates will generally have a short-term negative impact on our margin and net interest income, which again would likely be mitigated or perhaps reversed as rates continue to rise over the medium- or long-term.  We believe that, whether rates are generally increasing, decreasing or stable, changes in the slope of the yield curve will also affect net interest income and the net interest margin. Other things being equal, a more sharply sloping (upward) yield curve will generally have a positive impact on our net interest income and interest margin, whereas a flattening yield curve will generally have a negative impact.  We are not able to predict with certainty what the magnitude of these effects taken together-that is, changes in rates, plus changes in the yield curve-would be in any particular case, especially if changes in rate and curve, taken independently, would normally work against each other (e.g., lower rates, combined with a flattening yield curve).
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

# 53

Item 8.	Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:
Reports of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 15, 2013

# 54

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 15, 2013

# 55

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31, 2012	December 31, 2011
ASSETS
Cash and Due From Banks	$37,076	$29,598
Interest-Bearing Deposits at Banks	11,756	14,138
Investment Securities:
Available-for-Sale	478,698	556,538
Held-to-Maturity (Approximate Fair Value of $248,252 at December 31, 2012 and $159,059 at December 31, 2011)	239,803	150,688
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	6,722
Loans	1,172,341	1,131,457
Allowance for Loan Losses	(15,298)	(15,003)
Net Loans	1,157,043	1,116,454
Premises and Equipment, Net	28,897	22,629
Other Real Estate and Repossessed Assets, Net	1,034	516
Goodwill	22,003	22,003
Other Intangible Assets, Net	4,492	4,749
Accrued Interest Receivable	5,486	6,082
Other Assets	30,716	32,567
Total Assets	$2,022,796	$1,962,684
LIABILITIES
Noninterest-Bearing Deposits	$247,232	$232,038
NOW Accounts	758,287	642,521
Savings Deposits	442,363	416,829
Time Deposits of $100,000 or More	93,375	123,668
Other Time Deposits	189,898	228,990
Total Deposits	1,731,155	1,644,046
Short-Term Borrowings	41,678	68,293
Federal Home Loan Bank Term Advances	30,000	40,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Accrued Interest Payable	584	1,147
Other Liabilities	23,554	22,813
Total Liabilities	1,846,971	1,796,299
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,416,163 Shares Issued at December 31, 2012 and 16,094,277 Shares Issued at December 31, 2011)	16,416	16,094
Additional Paid-in Capital	218,650	207,600
Retained Earnings	26,251	23,947
Unallocated ESOP Shares (102,890 Shares at December 31, 2012 and 117,502 Shares at December 31, 2011)	(2,150)	(2,500)
Accumulated Other Comprehensive Loss	(8,462)	(6,695)
Treasury Stock, at Cost (4,288,617 Shares at December 31, 2012 and 4,213,470 shares at December 31, 2011)	(74,880)	(72,061)
Total Stockholders’ Equity	175,825	166,385
Total Liabilities and Stockholders’ Equity	$2,022,796	$1,962,684

See Notes to Consolidated Financial Statements.

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2012	2011	2010
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$54,511	$58,599	$64,283
Interest on Deposits at Banks	108	99	157
Interest and Dividends on Investment Securities:
Fully Taxable	9,269	12,402	14,701
Exempt from Federal Taxes	5,491	5,691	5,831
Total Interest and Dividend Income	69,379	76,791	84,972
INTEREST EXPENSE
NOW Accounts	3,564	5,052	5,582
Savings Deposits	1,287	1,898	2,136
Time Deposits of $100,000 or More	2,007	2,633	2,903
Other Time Deposits	3,730	5,143	5,900
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	22	74	124
Federal Home Loan Bank Advances	729	3,295	6,458
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	618	584	592
Total Interest Expense	11,957	18,679	23,695
NET INTEREST INCOME	57,422	58,112	61,277
Provision for Loan Losses	845	845	1,302
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	56,577	57,267	59,975
NONINTEREST INCOME
Income From Fiduciary Activities	6,290	6,113	5,391
Fees for Other Services to Customers	8,245	8,034	7,864
Insurance Commissions	8,247	7,374	2,987
Net Gain on Securities Transactions	865	2,795	1,507
Net Gain on Sales of Loans	2,282	866	1,024
Other Operating Income	1,170	746	316
Total Noninterest Income	27,099	25,928	19,089
NONINTEREST EXPENSE
Salaries and Employee Benefits	31,703	30,205	27,552
Occupancy Expenses, Net	7,467	7,369	6,849
FDIC Assessments	1,026	1,292	1,982
Prepayment Penalty on FHLB Advances	—	1,638	—
Other Operating Expense	11,640	11,044	11,035
Total Noninterest Expense	51,836	51,548	47,418
INCOME BEFORE PROVISION FOR INCOME TAXES	31,840	31,647	31,646
Provision for Income Taxes	9,661	9,714	9,754
NET INCOME	$22,179	$21,933	$21,892
Average Shares Outstanding:
Basic	12,007	11,970	11,836
Diluted	12,017	11,982	11,872
Per Common Share:
Basic Earnings	$1.85	$1.83	$1.85
Diluted Earnings	1.85	1.83	1.84

Share and Per Share Amounts have been restated for the September 2012 2% stock dividend.
See Notes to Consolidated Financial Statements.

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Years Ended December 31,
	2012	2011	2010
Net Income	$22,179	$21,933	$21,892
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Securities Holding (Losses) Gains Arising During the Period	(661)	4,741	1,514
Reclassification Adjustment for Net Securities Gains Included in Net Income	(522)	(1,688)	(910)
Net Retirement Plan Loss	(1,340)	(3,701)	(1,093)
Net Retirement Plan Prior Service (Cost) Credit	(245)	(161)	146
Amortization of Net Retirement Plan Actuarial Loss	1,013	602	672
Accretion of Net Retirement Plan Prior Service Credit	(12)	(65)	(112)
Other Comprehensive (Loss) Income	(1,767)	(272)	217
Comprehensive Income	$20,412	$21,661	$22,109

See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2009	$15,170	$178,192	$24,100	$(2,204)	$(6,640)	$(67,800)	$140,818
Net Income	—	—	21,892	—	—	—	21,892
Other Comprehensive (Loss) Income	—	—	—	—	217	—	217
3% Stock Dividend (455,113 Shares)	456	9,962	(10,418)	—	—	—	—
Cash Dividends Paid, $.93 per Share [1]	—	—	(10,997)	—	—	—	(10,997)
Stock Options Exercised (52,662 Shares)	—	352	—	—	—	446	798
Shares Issued Under the Directors’ Stock Plan (5,587 Shares)	—	101	—	—	—	48	149
Shares Issued Under the Employee Stock Purchase Plan (19,564 Shares)	—	310	—	—	—	165	475
Shares Issued for Dividend Reinvestment Plans (66,177 Shares)	—	1,163	—	—	—	552	1,715
Stock-Based Compensation Expense	—	299	—	—	—	—	299
Tax Benefit for Disposition of Stock Options	—	105	—	—	—	—	105
Purchase of Treasury Stock (135,812 Shares)	—	—	—	—	—	(3,347)	(3,347)
Acquisition of Subsidiary (26,240 Shares)	—	459	—	—	—	223	682
Acquisition by ESOP of Arrow Stock (40,890 Shares)	—	—	—	(1,000)	—	—	(1,000)
Allocation of ESOP Stock (17,616 Shares)	—	125	—	328	—	—	453
Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259

Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259
Net Income	—	—	21,933	—	—	—	21,933
Other Comprehensive (Loss) Income	—	—	—	—	(272)	—	(272)
3% Stock Dividend (468,765 Shares)	468	10,647	(11,115)	—	—	—	—
Cash Dividends Paid, $.96 per Share [1]	—	—	(11,448)	—	—	—	(11,448)
Stock Options Exercised (72,802 Shares)	—	705	—	—	—	708	1,413
Shares Issued Under the Directors’ Stock Plan (7,456 Shares)	—	104	—	—	—	71	175
Shares Issued Under the Employee Stock Purchase Plan (20,484 Shares)	—	282	—	—	—	192	474
Shares Issued for Dividend Reinvestment Plans (76,447 Shares)	—	1,062	—	—	—	734	1,796
Stock-Based Compensation Expense	—	354	—	—	—	—	354
Tax Benefit for Disposition of Stock Options	—	51	—	—	—	—	51
Purchase of Treasury Stock (251,962 Shares)	—	—	—	—	—	(6,039)	(6,039)
Acquisition of Subsidiary (221,517 Shares)	—	3,275	—	—	—	1,986	5,261
Allocation of ESOP Stock (18,216 Shares)	—	52	—	376	—	—	428
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	22,179	—	—	—	22,179
Other Comprehensive (Loss) Income	—	—	—	—	(1,767)	—	(1,767)
2% Stock Dividend (321,886 Shares) [2]	322	7,738	(8,060)	—	—	—	—
Cash Dividends Paid, $.99 per Share [1]	—	—	(11,815)	—	—	—	(11,815)
Stock Options Exercised (96,471 Shares)	—	1,152	—	—	—	953	2,105
Shares Issued Under the Directors’ Stock Plan (7,226 Shares)	—	104	—	—	—	71	175
Shares Issued Under the Employee Stock Purchase Plan (20,687 Shares)	—	279	—	—	—	205	484
Shares Issued for Dividend Reinvestment Plans (74,260 Shares)	—	1,086	—	—	—	736	1,822
Stock-Based Compensation Expense	—	424	—	—	—	—	424
Tax Benefit for Disposition of Stock Options	—	68	—	—	—	—	68
Purchase of Treasury Stock (199,323 Shares)	—	—	—	—	—	(4,877)	(4,877)
Acquisition of Subsidiaries (9,356 Shares)	—	140	—	—	—	93	233
Allocation of ESOP Stock (16,629 Shares)	—	59	—	350	—	—	409
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
1 Cash dividends paid per share have been adjusted for the September 2012 2% stock dividend.
2 Included in the shares issued for the 2% stock dividend in 2012 were treasury shares of 83,824 and unallocated ESOP shares of 2,017.

See Notes to Consolidated Financial Statements.

# 60

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2012	2011	2010
Net Income	$22,179	$21,933	$21,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	845	845	1,302
Depreciation and Amortization	8,856	6,509	3,563
Allocation of ESOP Stock	409	428	453
Gains on the Sale of Securities Available-for-Sale	(949)	(2,795)	(1,507)
Losses on the Sale of Securities Available-for-Sale	84	—	—
Loans Originated and Held-for-Sale	(60,668)	(39,111)	(41,030)
Proceeds from the Sale of Loans Held-for-Sale	61,041	49,378	31,760
Net Gains on the Sale of Loans	(2,282)	(866)	(1,024)
Net (Gain) Loss on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	(71)	(32)	10
Contributions to Pension Plans	(328)	(5,319)	(1,813)
Deferred Income Tax (Benefit) Expense	(353)	2,172	154
Shares Issued Under the Directors’ Stock Plan	175	175	149
Stock-Based Compensation Expense	424	354	299
Net Decrease in Other Assets	2,108	1,725	638
Net Increase (Decrease) in Other Liabilities	990	689	(4,627)
Net Cash Provided By Operating Activities	32,460	36,085	10,219
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	58,718	39,009	25,497
Proceeds from the Maturities and Calls of Securities Available-for-Sale	210,224	280,126	278,804
Purchases of Securities Available-for-Sale	(197,029)	(354,310)	(382,614)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	49,983	40,692	15,227
Purchases of Securities Held-to-Maturity	(140,635)	(31,701)	(6,532)
Net (Increase) Decrease in Loans	(40,951)	3,108	(24,259)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,263	770	612
Purchase of Premises and Equipment	(8,073)	(5,372)	(1,081)
Cash Paid for Subsidiaries	(75)	(3,296)	264
Net Decrease in Other Investments	930	1,880	333
Purchase of Bank Owned Life Insurance	—	(15,702)	—
Net Cash Used In Investing Activities	(65,645)	(44,796)	(93,749)
Cash Flows from Financing Activities:
Net Increase in Deposits	87,109	110,042	90,438
Net (Decrease) Increase in Short-Term Borrowings	(26,615)	15,079	(20,694)
Federal Home Loan Bank Advances	—	10,000	10,000
Federal Home Loan Bank Repayments	(10,000)	(100,000)	(20,000)
Purchase of Treasury Stock	(4,877)	(6,039)	(3,347)
Stock Options Exercised	2,105	1,413	798
Shares Issued Under the Employee Stock Purchase Plan	484	474	475
Tax Benefit from Exercise of Stock Options	68	51	105
Treasury Stock Issued for Dividend Reinvestment Plans	1,822	1,796	1,715
Acquisition by ESOP of Arrow Stock	—	—	(1,000)
Cash Dividends Paid	(11,815)	(11,448)	(10,997)
Net Cash Provided By Financing Activities	38,281	21,368	47,493
Net Increase (Decrease) in Cash and Cash Equivalents	5,096	12,657	(36,037)
Cash and Cash Equivalents at Beginning of Year	43,736	31,079	67,116
Cash and Cash Equivalents at End of Year	$48,832	$43,736	$31,079

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$12,520	$19,490	$23,995
Income Taxes	8,866	7,952	15,223
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	1,426	1,011	568
Shares Issued for Acquisition of Subsidiary	233	5,261	682
Fair Value of Assets from Acquisition of Subsidiary	—	10,638	882
Fair Value of Liabilities from Acquisition of Subsidiary	—	2,081	465

See Notes to Consolidated Financial Statements.

# 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

Nature of Operations - Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956. Arrow derives most of its earnings from the ownership of two nationally chartered commercial banks and through the ownership of four insurance agencies. The two banks provide a full range of services to individuals and small to mid-size businesses in northeastern New York State from just north of Albany, the State's capitol, to the Canadian border. Both banks have trust departments which provide investment management and administrative services. The insurance agencies specialize in property and casualty insurance, group health insurance, sports accident and health insurance, and individual life insurance.

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

Concentrations of Credit - Virtually all of Arrow's loans are with customers in northeastern New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northeastern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

Note 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Dollars In Thousands)

Principles of Consolidation - The financial statements of Arrow and its wholly owned subsidiaries are consolidated and all material inter-company transactions have been eliminated.  In the “Parent Company Only” financial statements in Note 20, the investment in wholly owned subsidiaries is carried under the equity method of accounting.  When necessary, prior years’ consolidated financial statements have been reclassified to conform to the current-year financial statement presentation.

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

# 62

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

# 63

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

Stock-Based Compensation Plans – Arrow has two stock option plans, which are described more fully in Note 12.  The Company expenses the grant date fair value of options granted.  The expense is recognized over the vesting period of the grant, typically four years, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
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

# 64

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
The carrying amount of the following short-term assets and liabilities is a reasonable estimate of fair value: cash and due from banks, federal funds sold and purchased, securities sold under agreements to repurchase, demand deposits, savings, N.O.W. and money market deposits, other short-term borrowings, accrued interest receivable and accrued interest payable.  The fair value estimates of other on- and off-balance sheet financial instruments, as well as the method of arriving at fair value estimates, are included in the related footnotes and summarized in Note 17.

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

Recent Accounting Pronouncements

During 2012, the FASB issued seven accounting standards updates. Two were for technical corrections, which did not have an impact on accounting standards or reporting requirements. The other five did not apply to Arrow.

# 65

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands)

The following table is the schedule of cash and cash equivalents at December 31, 2012 and 2011:

	2012	2011
Cash and Due From Banks	$37,076	$29,598
Interest-Bearing Deposits at Banks	11,756	14,138
Total Cash and Cash Equivalents	$48,832	$43,736
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$23,168	$24,268

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

# 66

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2012 and 2011:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2012
Available-For-Sale Securities, at Amortized Cost	$122,297	$84,798	$252,480	$8,689	$1,120	$469,384
Available-For-Sale Securities, at Fair Value	122,457	84,838	261,804	8,451	1,148	478,698
Gross Unrealized Gains	204	206	9,405	—	28	9,843
Gross Unrealized Losses	44	166	81	238	—	529
Available-For-Sale Securities, Pledged as Collateral						260,292

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	28,231	19,180	—		47,411
From 1 - 5 Years	122,297	53,797	217,387	6,381		399,862
From 5 - 10 Years	—	1,593	15,913	1,308		18,814
Over 10 Years	—	1,177	—	1,000		2,177

Maturities of Debt Securities, at Fair Value:
Within One Year	—	28,284	19,838	—		48,122
From 1 - 5 Years	122,457	53,731	224,982	6,350		407,520
From 5 - 10 Years	—	1,646	16,984	1,301		19,931
Over 10 Years	—	1,177	—	800		1,977

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,531	$46,627	$10,230	$8,451	$—	$137,839
12 Months or Longer	—	2,149	4,968	—	—	7,117
Total	$72,531	$48,776	$15,198	$8,451	$—	$144,956
Number of Securities in a Continuous Loss Position	22	198	7	11	—	238

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$44	$160	$50	$238	$—	$492
12 Months or Longer	—	6	31	—	—	37
Total	$44	$166	$81	$238	$—	$529
December 31, 2011
Available-For-Sale Securities, at Amortized Cost	$116,055	$44,712	$382,118	$1,015	$1,365	$545,265
Available-For-Sale Securities, at Fair Value	116,393	44,999	392,712	1,015	1,419	556,538
Gross Unrealized Gains	342	305	10,813	—	69	11,529
Gross Unrealized Losses	4	18	219	—	15	256
Available-For-Sale Securities, Pledged as Collateral						265,854

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$25,956	$4,505	$9,857	$—	$—	$40,318
12 Months or Longer	—	—	5,715	—	78	5,793
Total	$25,956	$4,505	$15,572	$—	$78	$46,111

# 67

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Number of Securities in a Continuous Loss Position	7	12	5	—	2	26

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$4	$18	$204	$—	$—	$226
12 Months or Longer	—	—	15	—	15	30
Total	$4	$18	$219	$—	$15	$256

The following table is the schedule of Held-To-Maturity Securities at December 31, 2012 and 2011:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,373	$55,430	$1,000	$239,803
Held-To-Maturity Securities, at Fair Value	191,196	56,056	1,000	248,252
Gross Unrealized Gains	7,886	626	—	8,512
Gross Unrealized Losses	63	—	—	63
Held-To-Maturity Securities, Pledged as Collateral				238,803

Maturities of Debt Securities, at Amortized Cost:
Within One Year	32,047	—	—	32,047
From 1 - 5 Years	69,431	55,430	—	124,861
From 5 - 10 Years	76,096	—	—	76,096
Over 10 Years	5,799	—	1,000	6,799

Maturities of Debt Securities, at Fair Value:
Within One Year	32,115	—	—	32,115
From 1 - 5 Years	70,371	56,056	—	126,427
From 5 - 10 Years	82,476	—	—	82,476
Over 10 Years	6,234	—	1,000	7,234

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$21,583	$—	$—	$21,583
12 Months or Longer	503	—	—	503
Total	$22,086	$—	$—	$22,086
Number of Securities in a Continuous Loss Position	61	—	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$62	$—	$—	$62
12 Months or Longer	1	—	—	1
Total	$63	$—	$—	$63

# 68

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities

December 31, 2011
Held-To-Maturity Securities, at Amortized Cost	$149,688	$—	$1,000	$150,688
Held-To-Maturity Securities, at Fair Value	158,059	—	1,000	159,059
Gross Unrealized Gains	8,378	—	—	8,378
Gross Unrealized Losses	7	—	—	7
Held-To-Maturity Securities, Pledged as Collateral				149,688

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$510	$—	$—	$510
12 Months or Longer	—	—	—	—
Total	$510	$—	$—	$510
Number of Securities in a Continuous Loss Position	1	—	—	1

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$7	$—	$—	$7
12 Months or Longer	—	—	—	—
Total	$7	$—	$—	$7

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

In the available-for-sale category at December 31, 2012, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $122.3 million and a fair value of $122.5 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $36.4 million and a fair value of $37.8 million and GSE securities with an amortized cost of $216.1 million and a fair value of $224.0 million. In the held-to-maturity category at December 31, 2012, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $55.4 million and a fair value of $56.1 million.

In the available-for-sale category at December 31, 2011, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $116.1 million and a fair value of $116.4 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $52.6 million and a fair value of $54.5 million and GSEs with an amortized cost of $329.5 million and a fair value of $338.2 million.

Securities in a continuous loss position, in the tables above for December 31, 2012 and December 31, 2011 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2012, there were no securities downgraded below investment grade.

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

# 69

Other investments consist solely of Federal Reserve Bank and Federal Home Loan Bank Stock and are carried at cost.

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock

	December 31,
	2012	2011
Federal Reserve Bank Stock	$1,018	$1,031
Federal Home Loan Bank Stock	4,774	5,691
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$5,792	$6,722

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2012 and December 31, 2011 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2012
Loans Past Due 30-59 Days	$1,045	$—	$534	$43	$2,427	$407	$4,456
Loans Past Due 60-89 Days	1,588	—	1,332	17	793	2,466	6,196
Loans Past Due 90 or More Days	494	—	1,871	—	185	1,462	4,012
Total Loans Past Due	3,127	—	3,737	60	3,405	4,335	14,664
Current Loans	102,409	29,149	241,440	6,624	345,695	432,360	1,157,677
Total Loans	$105,536	$29,149	$245,177	$6,684	$349,100	$436,695	$1,172,341

Loans 90 or More Days Past Due and Still Accruing Interest	$126	$—	$378	$—	$42	$374	$920
Nonaccrual Loans	$1,787	$—	$2,026	$1	$419	$2,400	$6,633

December 31, 2011
Loans Past Due 30-59 Days	$538	$—	$284	$75	$3,512	$1,544	$5,953
Loans Past Due 60-89 Days	197	—	—	12	670	226	1,105
Loans Past Due 90 or more Days	17	—	1,825	6	314	3,056	5,218
Total Loans Past Due	752	—	2,109	93	4,496	4,826	12,276
Current Loans	99,039	11,083	230,040	6,225	317,879	454,915	1,119,181
Total Loans	$99,791	$11,083	$232,149	$6,318	$322,375	$459,741	$1,131,457

Loans 90 or More Days Past Due and Still Accruing Interest	$17	$—	$684	$—	$56	$905	$1,662
Nonaccrual Loans	$6	$—	$1,503	$6	$431	$2,582	$4,528

# 70

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(90)	—	(206)	(52)	(401)	(33)	—	(782)
Recoveries	23	—	—	9	200	—	—	232
Provision	484	(1)	120	(3)	241	24	(20)	845
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298

December 31, 2010	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(105)	—	—	(42)	(480)	(147)	—	(774)
Recoveries	17	—	—	28	198	—	—	243
Provision	(22)	467	143	36	18	398	(195)	845
December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003

December 31, 2009	$1,304	$—	$4,000	$—	$4,901	$2,954	$855	$14,014
Charge-offs	(30)	—	—	—	(864)	—	—	(894)
Recoveries	5	—	—	—	262	—	—	267
Provision	758	135	(1,007)	328	461	209	418	1,302
December 31, 2010	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689

December 31, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$853	$—	$—	$—	$—	$—	$—	$853
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,491	$601	$3,050	$304	$4,536	$3,405	$1,058	$14,445
Ending Loan Balance - Individually Evaluated for Impairment	$1,432	$—	$2,528	$—	$203	$1,090	$—	$5,253
Ending Loan Balance - Collectively Evaluated for Impairment	$104,104	$29,149	$242,649	$6,684	$348,897	$435,605	$—	$1,167,088

December 31, 2011
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003

# 71

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Ending Loan Balance - Individually Evaluated for Impairment	$66	$—	$1,953	$—	$268	$2,108	$—	$4,395
Ending Loan Balance - Collectively Evaluated for Impairment	$99,725	$11,083	$230,196	$6,318	$322,107	$457,633	$—	$1,127,062

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

Due to the imprecise nature of the loan loss estimation process and ever changing economic conditions, the risk attributes of our portfolio may not be adequately captured in data related to the formula-based loan loss components used to determine allocations in our analysis of the adequacy of the allowance for loan losses. Management, therefore, has established and held an unallocated portion within the allowance for loan losses reflecting the uncertainty of unknown incurred adverse events.

# 72

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2012 and December 31, 2011:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$97,085	$27,913	$225,312				$350,310
Special Mention	192	—	1,419				1,611
Substandard	6,872	1,236	18,446				26,554
Doubtful	1,387	—	—				1,387
Credit Risk Profile Based on Payment Activity:
Performing				$6,683	$348,676	$433,922	789,281
Nonperforming				1	424	2,773	3,198

December 31, 2011
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$91,555	$9,195	$213,413				$314,163
Special Mention	3,975	—	458				4,433
Substandard	4,261	1,888	18,278				24,427
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$6,312	$321,888	$456,254	$784,454
Nonperforming				6	487	3,487	3,980

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

# 73

For the purposes of the table above, nonperforming automobile, residential and other consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2012
Recorded Investment:
With No Related Allowance	$45	$—	$2,528	$—	$203	$1,090	$3,866
With a Related Allowance	1,387	—	—	—	—	—	1,387
Unpaid Principal Balance:
With No Related Allowance	45	—	2,695	—	203	1,090	4,033
With a Related Allowance	1,387	—	—	—	—	—	1,387

December 31, 2011
Recorded Investment:
With No Related Allowance	$66	$—	$1,953	$—	$268	$2,108	$4,395
Unpaid Principal Balance:
With No Related Allowance	66	—	1,953	—	268	2,108	4,395

For the Year-To-Date Period Ended:
December 31, 2012
Average Recorded Balance:
With No Related Allowance	$56	$—	$2,241	$—	$236	$1,599	$4,132
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	6	—	64	—	12	9	91
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	64	—	—	—	64
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2011
Average Recorded Balance:
With No Related Allowance	$40	$—	$1,993	$5	$274	$1,328	$3,640
Interest Income Recognized:
With No Related Allowance	6	—	42	—	19	7	74
Cash Basis Income:
With No Related Allowance	—	—	42	—	—	—	42

December 31, 2010
Average Recorded Balance:
With No Related Allowance	$13	$—	$1,983	$11	$280	$550	$2,837
Interest Income Recognized:
With No Related Allowance	4	—	123	1	16	17	161
Cash Basis Income:
With No Related Allowance	—	—	57	—	—	—	57

At December 31, 2012 and December 31, 2011, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at December 31, 2011. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 74

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year Ended:
December 31, 2012
Number of Loans	—	—	2	—	17	—	19
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

December 31, 2011
Number of Loans	1	—	1	—	14	1	17
Pre-Modification Outstanding Recorded Investment	$63	$—	$917	$—	$121	$242	$1,343
Post-Modification Outstanding Recorded Investment	$63	$—	$917	$—	$121	$242	$1,343
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2012 and December 31, 2011.

Schedule of Supplemental Loan Information

	2012	2011
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$1,571	$1,445
Overdrawn deposit accounts, included in the above balances	690	390
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	133,709	172,704
Residential real estate loans serviced for Freddie Mac, not included in the balances above	134,688	106,220
Loans held for sale at period-end, included in the above balances	2,801	893
Loans to Related Parties:
Balance at beginning of year	$15,772	$14,987
Adjustment due to change in composition of related parties	45	—
New loans and renewals, during the year	5,939	3,016
Repayments, during the year	(4,309)	(2,231)
Balance at end of year	$17,447	$15,772

# 75

Note 6:	PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2012 and 2011 is presented below:

	2012	2011
Land and Bank Premises	$33,908	$28,391
Equipment, Furniture and Fixtures	20,123	18,028
Leasehold Improvements	957	932
Total Cost	54,988	47,351
Accumulated Depreciation and Amortization	(26,091)	(24,722)
Net Premises and Equipment	$28,897	$22,629

Amounts charged to expense for depreciation totaled $1,521, $1,382 and $1,286 in 2012, 2011 and 2010, respectively.

Note 7:	OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2012, 2011 and 2010:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2012	$2,247	$1,251	$4,451	$7,949
Accumulated Amortization	(2,094)	(392)	(971)	(3,457)
Net Carrying Amount, December 31, 2012	$153	$859	$3,480	$4,492
Gross Carrying Amount, December 31, 2011	$2,247	$834	$4,451	$7,532
Accumulated Amortization	(1,961)	(235)	(587)	(2,783)
Net Carrying Amount, December 31, 2011	$286	$599	$3,864	$4,749

Roll Forward of Intangible Assets:
Balance, December 31, 2009	$674	$212	$557	$1,443
Intangible Assets Acquired	—	226	126	352
Amortization of Intangible Assets	(214)	(67)	(56)	(337)
Balance, December 31, 2010	460	371	627	1,458
Intangible Assets Acquired	—	339	3,573	3,912
Amortization of Intangible Assets	(174)	(111)	(336)	(621)
Balance, December 31, 2011	286	599	3,864	4,749
Intangible Assets Acquired	—	417	—	417
Amortization of Intangible Assets	(133)	(157)	(384)	(674)
Balance, December 31, 2012	$153	$859	$3,480	$4,492
1 Reported in the income statement as a component of other operating expense.
2 Reported in the income statement as a reduction of fees for other services to customers.

# 76

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2012:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Estimated Annual Amortization Expense:
2013	$92	$197	$361	$650
2014	51	197	336	584
2015	10	175	319	504
2016	—	154	301	455
2017	—	95	281	376
Later Years	—	41	1,882	1,923
Total	$153	$859	$3,480	$4,492

1 Reported in the income statement as a component of other operating expense.
2 Reported in the income statement as a reduction of servicing fee income.

Note 8:	GUARANTEES (In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2012 and 2011:

Balance at December 31,	2012	2011
Notional Amount:
Commitments to Extend Credit	$198,405	$203,556
Standby Letters of Credit	10,929	11,641
Fair Value:
Commitments to Extend Credit	$198,405	$203,556
Standby Letters of Credit	10,929	11,641

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2012 and 2011 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2012 and 2011 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

# 77

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

Note 9:	TIME DEPOSITS (In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2012:

Year of Maturity	Total Time Deposits
2013	$153,777
2014	68,493
2015	21,154
2016	17,387
2017	18,965
2018 and Beyond	3,497
Total	$283,273

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2012	2011
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$29,000	$42,000
Securities Sold Under Agreements to Repurchase	12,678	26,293
Total Short-Term Borrowings	$41,678	$68,293

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$30,000	$30,000
Overnight Advances from the Federal Home Loan Bank of New York	90,000	114,000
Federal Reserve Bank of New York	268,000	244,000

Securities sold under agreements to repurchase mature in one day.  Arrow maintains effective control over the securities underlying the agreements.

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with three correspondent banks. As a member of the FHLBNY, we participate in the an advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLB NY stock, mortgage-backed securities and residential real estate loans (see Note 4. "Investment Securities" and Note 5. "Loans").  Our investment in FHLBNY stock is proportional to the total of our overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4. "Investment Securities"). Our bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5. "Loans").

Long Term Debt - FHLBNY Term Advances

In addition to overnight advances, Arrow also borrows longer-term funds from the FHLBNY.  Certain borrowings are in the form of “convertible advances.”  These advances have a set final maturity, but are callable by the FHLBNY at certain dates beginning no earlier than one year from the issuance date.  If the advances are called, Arrow may elect to have the funds replaced by the FHLBNY at the then prevailing market rate of interest.

# 78

Maturity Schedule of FHBLNY Term Advances Over the Next Five Years:

	Balances		Weighted Average Rate

Final Maturity	2012	2011	2012	2011
First Year	$10,000	$10,000	1.65%	4.70%
Second Year	10,000	10,000	1.43%	1.65%
Third Year	10,000	10,000	3.88%	1.43%
Fourth Year	—	10,000	—%	3.88%
Fifth Year	—	—	—%	—%
Years After	—	—	—%	—%
Total	$30,000	$40,000	2.32%	2.92%

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2012, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Income Statements.
The first of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust II ("ACST II"), a Delaware business trust established on July 16, 2003, upon the filing of a certificate of trust with the Delaware Secretary of State.  In July 2003, ACST II issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST II trust preferred securities"). The rate on the securities is variable, adjusting quarterly to the 3-month LIBOR plus 3.15%.  ACST II used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST II trust preferred securities.  The ACST II trust preferred securities became redeemable after July 23, 2008 and mature on July 23, 2033.
The second of the two classes of trust-issued instruments outstanding at year-end was issued by Arrow Capital Statutory Trust III ("ACST III"), a Delaware business trust established on December 23, 2004, upon the filing of a certificate of trust with the Delaware Secretary of State. On December 28, 2004, the ACST III issued all of its voting (common) stock to Arrow and issued and sold to an unaffiliated purchaser 30-year guaranteed preferred beneficial interests in the trust's assets ("ACST III").  The rate on the ACST III trust preferred securities is a variable rate, adjusted quarterly, equal to the 3-month LIBOR plus 2.00%.  ACST III used the proceeds of the sale of its trust preferred securities to purchase an identical amount of junior subordinated debentures issued by Arrow that bear an interest rate identical at all times to the rate payable on the ACST III trust preferred securities.  The ACST III trust preferred securities became redeemable on or after March 31, 2010 and mature on December 28, 2034.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2012, 2011 and 2010 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2012	2011
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	3.51%	3.52%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	2.36%	2.37%

# 79

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2012, 2011 and 2010:

		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2012
Unrealized Securities Holding Gains Arising During the Period	$(1,094)	$433	$(661)
Reclassification Adjustment for Net Securities Gains Included in Net Income	(865)	343	(522)
Net Retirement Plan Loss	(2,218)	878	(1,340)
Net Retirement Plan Prior Service Cost	(405)	160	(245)
Amortization of Net Retirement Plan Actuarial Loss	1,677	(664)	1,013
Accretion of Net Retirement Plan Prior Service Credit	(20)	8	(12)
Other Comprehensive Income	$(2,925)	$1,158	$(1,767)

2011
Unrealized Securities Holding Gains Arising During the Period	$7,850	$(3,109)	$4,741
Reclassification Adjustment for Net Securities Gains Included in Net Income	(2,795)	1,107	(1,688)
Net Retirement Plan Loss	(6,129)	2,428	(3,701)
Net Retirement Plan Prior Service Credit	(266)	105	(161)
Amortization of Net Retirement Plan Actuarial Loss	996	(394)	602
Accretion of Net Retirement Plan Prior Service Credit	(108)	43	(65)
Other Comprehensive Income	$(452)	$180	$(272)

2010
Unrealized Securities Holding Gains Arising During the Period	$2,507	$(993)	$1,514
Reclassification Adjustment for Net Securities Gains Included in Net Income	(1,507)	597	(910)
Net Retirement Plan Loss	(1,811)	718	(1,093)
Net Retirement Plan Prior Service Cost	242	(96)	146
Amortization of Net Retirement Plan Actuarial Loss	1,112	(440)	672
Accretion of Net Retirement Plan Prior Service Credit	(186)	74	(112)
Other Comprehensive Income	$357	$(140)	$217

The following table presents the components, net of tax, of accumulated other comprehensive loss as of December 31:

	2012	2011
Retirement Plan Net Loss	$(14,036)	$(13,709)
Retirement Plan Prior Service Credit	(51)	206
Net Unrealized Securities Holding Gains	5,625	6,808
Total Accumulated Other Comprehensive Loss	$(8,462)	$(6,695)

Note 12:	STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established two stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Stock Option Plan) and an Employee Stock Ownership Plan (ESOP).  All share and per share data have been adjusted for the September 2012 2% stock dividend.

Stock Option Plan

Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

# 80

Roll Forward Schedule of Stock Option Plan by Shares and Weighted Average Exercise Prices

Stock Option Plans
Roll Forward of Shares Outstanding:
Outstanding at January 1, 2012	482,765
Granted	75,786
Exercised	(97,804)
Forfeited	(18,362)
Outstanding at December 31, 2012	442,385
Exercisable at December 31, 2012	259,150
Vested and Expected to Vest	183,235

Roll Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2012	$22.46
Granted	24.92
Exercised	21.53
Forfeited	23.93
Outstanding at December 31, 2012	23.03
Exercisable at December 31, 2012	22.46
Vested and Expected to Vest	23.83

Weighted Average Remaining Contractual Life ( in years):
Outstanding at December 31, 2012	5.95
Exercisable at December 31, 2012	4.45
Vested and Expected to Vest	8.08

Aggregate Intrinsic Value:
Outstanding at December 31, 2012	$849
Exercisable at December 31, 2012	645
Vested and Expected to Vest	204

Shares Available for Grant at Period-End	37,695

Schedule of Shares Authorized Under the Stock Option Plan by Exercise Price Range

	Exercise Price Ranges
	$19.47 to $20.27	$21.63 to $21.66	$22.19 to $22.71	$24.24 to $24.92	$26.29	Total
Outstanding Options at December 31, 2012
Number of Shares Outstanding	103,872	32,719	102,916	148,676	54,202	442,385
Weighted-Average Remaining Contractual Life (in years)	5.66	3.92	5.25	8.55	1.96	5.95
Weighted-Average Exercise Price	$19.99	$21.66	$22.56	$24.59	$26.29	$23.03

Exercisable Options at December 31, 2012
Number of Shares Outstanding	86,021	32,719	66,826	19,382	54,202	259,150
Weighted-Average Remaining Contractual Life (in years)	5.58	3.92	4.26	8.01	1.96	4.45
Weighted-Average Exercise Price	$19.93	$21.66	$22.47	$24.26	$26.29	$22.46

# 81

Schedule of Other Stock Option Plan Information

	2012	2011	2010
Shares Granted	75,786	78,425	77,047
Weighted Average Grant Date Information:
Fair Value of Options Granted	$6.01	$6.12	$6.12
Fair Value Assumptions:
Dividend Yield	3.93%	4.00%	3.80%
Expected Volatility	37.43%	36.50%	35.40%
Risk Free Interest Rate	1.22%	2.54%	3.14%
Expected Lives (in years)	6.46	6.40	7.79

Amount Expensed During the Year	$424	$354	$299
Compensation Costs for Non-vested Awards Not Yet Recognized	737	705	579
Weighted Average Expected Vesting Period, In Years	1.71	1.80	1.80
Proceeds From Stock Options Exercised	$2,105	$1,413	$798
Tax Benefits Related to Stock Options Exercised	68	51	105
Intrinsic Value of Stock Options Exercised	2,434	1,740	1,404

Employee Stock Ownership Plan

Arrow maintains an employee stock ownership plan (“ESOP”).  Substantially all employees of Arrow and its subsidiaries are eligible to participate upon satisfaction of applicable service requirements.  The ESOP borrowed funds from one of Arrow’s subsidiary banks to purchase outstanding shares of Arrow’s common stock.  The notes require annual payments of principal and interest through 2018.  As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.  In addition, the Company makes additional cash contributions to the Plan each year.

Schedule of ESOP Compensation Expense

	2012	2011	2010
ESOP Compensation Expense	$550	$550	$500

As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2012 were as follows:

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2012
Allocated Shares	740,124
Shares Released for Allocation During 2012	16,629
Unallocated Shares	102,890
Total ESOP Shares	859,643

Market Value of Unallocated Shares	$2,570

# 82

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2012
Fair Value of Plan Assets	$39,880	$—	$—
Benefit Obligation	37,046	5,324	9,213
Funded Status of Plan	$2,834	$(5,324)	$(9,213)

December 31, 2011
Fair Value of Plan Assets	$39,206	$—	$—
Benefit Obligation	35,047	4,529	8,556
Funded Status of Plan	$4,159	$(4,529)	$(8,556)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2012	$35,047	$4,529	$8,556
Service Cost	1,467	87	202
Interest Cost	1,436	190	338
Plan Participants' Contributions	—	—	348
Amendments	—	405	—
Actuarial Loss	2,857	441	491
Benefits Paid	(3,761)	(328)	(722)
Benefit Obligation, at December 31, 2012	$37,046	$5,324	$9,213

Benefit Obligation, at January 1, 2011	$32,337	$4,319	$7,873
Service Cost	1,353	81	173
Interest Cost	1,598	222	372
Plan Participants' Contributions	—	—	382
Amendments	191	75	—
Actuarial Loss	1,616	151	505
Benefits Paid	(2,048)	(319)	(749)
Benefit Obligation, at December 31, 2011	$35,047	$4,529	$8,556

# 83

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2012	$39,206	$—	$—
Actual Return on Plan Assets	4,435	—	—
Employer Contributions	—	328	374
Plan Participants' Contributions	—	—	348
Benefits Paid	(3,761)	(328)	(722)
Fair Value of Plan Assets, at December 31, 2012	$39,880	$—	$—

Change in Fair Value of Plan Assets, continued
Fair Value of Plan Assets, at January 1, 2011	$37,319	$—	$—
Actual Return (Loss) on Plan Assets	(1,065)	—	—
Employer Contributions	5,000	319	367
Plan Participants' Contributions	—	—	382
Benefits Paid	(2,048)	(319)	(749)
Fair Value of Plan Assets, at December 31, 2011	$39,206	$—	$—

Accumulated Benefit Obligation at December 31, 2012	$36,519	$5,324	$9,213

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2012
Prepaid Benefit Cost	$2,834	$—	—
Accrued Benefit Liability	—	(5,324)	(9,213)
Net Benefit Cost Recognized	$2,834	$(5,324)	$(9,213)

December 31, 2011
Prepaid Benefit Cost	$4,159	$—	—
Accrued Benefit Liability	—	(4,529)	(8,556)
Net Benefit Cost Recognized	$4,159	$(4,529)	$(8,556)

Amounts Recognized in Other Comprehensive Income
For the Year Ended December 31, 2012
Net Unamortized Loss Arising During the Period	$1,286	$441	$491
Net Prior Service Cost Arising During the Period	—	405	—
Amortization of Net Loss	(1,387)	(156)	(134)
Amortization of Prior Service (Cost) Credit	(41)	(53)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(142)	$637	$471

For the Year Ended December 31, 2011
Net Unamortized Loss Arising During the Period	$5,474	$151	$504
Net Prior Service Cost Arising During the Period	191	75	—
Amortization of Net Loss	(778)	(147)	(71)
Amortization of Prior Service (Cost) Credit	(38)	32	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$4,849	$111	$547

For the Year Ended December 31, 2010
Net Unamortized Loss Arising During the Period	$1,018	$339	$454
Net Prior Service Cost Arising During the Period	—	—	(242)
Amortization of Net Loss	(899)	(128)	(85)
Amortization of Prior Service (Cost) Credit	(25)	105	106
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$94	$316	$233

# 84

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Accumulated Other Comprehensive Income
December 31, 2012
Net Actuarial Loss	$18,026	$2,368	$2,850
Prior Service (Credit) Cost	(218)	721	(419)
Total Accumulated Other Comprehensive Income, Before Tax	$17,808	$3,089	$2,431

December 31, 2011
Net Actuarial Loss	$18,127	$2,083	$2,493
Prior Service (Credit) Cost	(177)	369	(533)
Total Accumulated Other Comprehensive Income, Before Tax	$17,950	$2,452	$1,960
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$1,246	$151	$164
Prior Service (Credit) Cost	$37	$78	$(114)

Net Periodic Benefit Cost
For the Year Ended December 31, 2012
Service Cost	$1,467	$87	$202
Interest Cost	1,436	190	338
Expected Return on Plan Assets	(2,865)	—	—
Amortization of Prior Service (Credit) Cost	41	53	(114)
Amortization of Net Loss	1,387	156	134
Net Periodic Benefit Cost	$1,466	$486	$560

For the Year Ended December 31, 2011
Service Cost	$1,353	$81	$173
Interest Cost	1,598	222	372
Expected Return on Plan Assets	(2,793)	—	—
Amortization of Prior Service (Credit) Cost	38	(32)	(114)
Amortization of Net Loss	778	147	71
Net Periodic Benefit Cost	$974	$418	$502

For the Year Ended December 31, 2010
Service Cost	$1,185	$56	$163
Interest Cost	1,667	235	421
Expected Return on Plan Assets	(2,454)	—	—
Amortization of Prior Service (Credit) Cost	25	(105)	(105)
Amortization of Net Loss	899	128	85
Net Periodic Benefit Cost	$1,322	$314	$564

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2012
Discount Rate	3.55%	3.15%	3.55%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

# 85

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
December 31, 2011
Discount Rate	4.05%	4.05%	4.05%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.25%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2012
Discount Rate	4.05%	4.05%	4.05%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.25%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

December 31, 2011
Discount Rate	5.15%	5.15%	5.15%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.25%
Interest Rate to Annuitize Cash Balance Account	5.50%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	5.50%	5.50%

December 31, 2010
Discount Rate	5.80%	5.80%	5.80%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.50%
Interest Rate to Annuitize Cash Balance Account	6.00%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	6.00%	6.00%

# 86

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

	Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2012
Cash	$17	$—	$—	$17	—%	—%	15.0%
Interest-Bearing Money Market Fund	5,236	—	—	5,236	13.1%	—%	15.0%
Arrow Common Stock[1]	4,197	—	—	4,197	10.5%	—%	10.0%
North Country Funds - Equity [2]	13,043	—	—	13,043	32.8%
Other Mutual Funds - Equity	11,160	—	—	11,160	28.0%
Total Equity Funds	24,203	—	—	24,203	60.8%	55.0%	85.0%
North Country Funds - Fixed income [2]	4,236	—	—	4,236	10.6%
Other Mutual Funds - Fixed Income	1,991	—	—	1,991	5.0%
Total Fixed Income Funds	6,227	—	—	6,227	15.6%	10.0%	30.0%
Total	$39,880	$—	$—	$39,880	100.0%

December 31, 2011
Cash	$7	$—	$—	$7	—%	—%	15.0%
Interest-Bearing Money Market Fund	1,857	—	—	1,857	4.7%	—%	15.0%
Arrow Common Stock	3,843	—	—	3,843	9.8%	—%	10.0%
North Country Funds - Equity [2]	13,259	—	—	13,259	33.9%
Other Mutual Funds - Equity	14,908	—	—	14,908	38.0%
Total Equity Funds	28,167	—	—	28,167	71.9%	55.0%	85.0%
North Country Funds - Fixed income [2]	4,151	—	—	4,151	10.6%
Other Mutual Funds - Fixed Income	1,181	—	—	1,181	3.0%
Total Fixed Income Funds	5,332	—	—	5,332	13.6%	10.0%	30.0%
Total	$39,206	$—	$—	$39,206	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisors, Inc.

# 87

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2013	$2,228	$457	$494
2014	2,463	468	527
2015	2,226	443	541
2016	2,189	431	562
2017	2,435	418	572
2018-2022	12,415	1,883	3,113

Estimated Contributions During 2013	$—	$457	$494

Assumed Health Care Cost Trend Rates
December 31, 2012
Health Care Cost Trend Rate Assumed for Next Year			9.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2021

December 31, 2011
Health Care Cost Trend Rate Assumed for Next Year			8.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2019

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$66
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(54)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			763
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(643)

Fair Value of Plan Assets (Defined Benefit Plan):

For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies” and Note 17 - “Fair Values.”

The fair value of level 1 financial instruments in the table above are based on unadjusted, quoted market prices from exchanges in active markets.

In accordance with ERISA guidelines, the Board authorized the purchase of Arrow common stock up to 10% of the fair market value of the plan's assets at the time of acquisition.

# 88

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

Cash Flows - We were not required to make any contribution to our qualified pension plan in 2012.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2012	2011	2010
Computer Services	$2,263	$1,654	$1,372
Legal and Other Professional Fees	1,962	1,972	2,102
Postage and Courier	1,040	1,088	1,218
Advertising and Promotion	831	853	1,024
Stationery and Printing	975	891	980
Telephone and Communications	808	981	896
Intangible Asset Amortization	518	510	270
All Other	3,243	3,095	3,173
Total Other Operating Expense	$11,640	$11,044	$11,035

# 89

Note 15:	INCOME TAXES (In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2012	2011	2010
Federal	$8,763	$6,726	$8,369
State	1,251	816	1,231
Total Current Tax Expense	10,014	7,542	9,600
Deferred Tax Expense (Benefit):
Federal	(290)	1,775	273
State	(63)	397	(119)
Total Deferred Tax Expense (Benefit)	(353)	2,172	154
Total Provision for Income Taxes	$9,661	$9,714	$9,754

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2012, 2011 and 2010 to pre-tax income as a result of the following:

	2012	2011	2010
Computed Tax Expense at Statutory Rate	$11,144	$11,076	$11,076
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,132)	(2,199)	(2,236)
Nondeductible Interest Expense	95	152	176
State Taxes, Net of Federal Income Tax Benefit	814	788	723
Other Items, Net	(260)	(103)	15
Total Provision for Income Taxes	$9,661	$9,714	$9,754

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred Tax Assets:
Allowance for Loan Losses	$6,105	$5,957
Pension and Deferred Compensation Plans	4,140	3,965
Pension Liability Included in Accumulated Other Comprehensive Income	9,241	8,859
Other	608	669
Total Gross Deferred Tax Assets	20,094	19,450
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$20,094	$19,450
Deferred Tax Liabilities:
Pension Plans	$8,178	$8,758
Depreciation	1,475	1,347
Deferred Income	3,189	3,017
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	3,690	4,465
Goodwill	5,225	5,036
Total Gross Deferred Tax Liabilities	$21,757	$22,623

The following table presents supplemental income tax information for the periods ending December 31, 2012 and 2011:

	2012	2011
Supplemental Information:
Deferred Tax Assets During the Year from the Acquisition of Subsidiaries	$—	$44
Deferred Tax Liabilities During the Year from the Acquisition of Subsidiaries	—	1,061
Unrecognized Tax Benefits	—	—

Management believes that the realization of the recognized net deferred tax assets at December 31, 2012 and 2011 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.

# 90

Interest and penalties are recorded as a component of the provision for income taxes, if any.  Tax years 2009 through 2012 are subject to Federal and New York State examination.

Note 16:	EARNINGS PER SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for each of the years in the three-year period ended December 31, 2012.  All share and per share amounts have been adjusted for the 2012 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2012	12/31/2011	12/31/2010
Earnings Per Share - Basic:
Net Income	$22,179	$21,933	$21,892
Weighted Average Shares - Basic	12,007	11,970	11,836
Earnings Per Share - Basic	$1.85	$1.83	$1.85

Earnings Per Share - Diluted:
Net Income	$22,179	$21,933	$21,892
Weighted Average Shares - Basic	12,007	11,970	11,836
Dilutive Average Shares Attributable to Stock Options	10	12	36
Weighted Average Shares - Diluted	12,017	11,982	11,872
Earnings Per Share - Diluted	$1.85	$1.83	$1.84
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	203	136	70

Note 17:	FAIR VALUES (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2012 and 2011 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies.”

# 91

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$122,457	$—	$122,457	$—
State and Municipal Obligations	84,838	—	84,838	—
Mortgage-Backed Securities - Residential	261,804	—	261,804	—
Corporate and Other Debt Securities	8,451	—	8,451	—
Mutual Funds and Equity Securities	1,148	—	1,148	—
Total Securities Available-for-Sale	$478,698	$—	$478,698	$—
December 31, 2011
Securities Available-for Sale:
U.S. Agency Obligations	$116,393	$—	$116,393	$—
State and Municipal Obligations	44,999	—	44,999	—
Mortgage-Backed Securities - Residential	392,712	—	392,712	—
Corporate and Other Debt Securities	1,015	—	1,015	—
Mutual Funds and Equity Securities	1,419	257	1,162	—
Total Securities Available-for Sale	$556,538	$257	$556,281	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2012
Collateral Dependent Impaired Loans	$1,020	$—	$—	$1,020
Other Real Estate Owned and Repossessed Assets, Net	$1,034	$—	$—	$1,034
December 31, 2011
Other Real Estate Owned and Repossessed Assets, Net	$516	$—	$—	$516

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Fair Value Methodology for Assets and Liabilities Measured on a Nonrecurring Basis

The fair value of collateral dependent impaired loans and other real estate owned was based on third-party appraisals. The appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses ranging from 10% to 35%.

# 92

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2012 and December 31, 2011.

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
Beginning Balance, January 1, 2011	$283
Principal payment received	(331)
Total net gains (realized/unrealized) included in other comprehensive income	48
Ending Balance, December 31, 2011	$—

There was no other-than-temporary impairment of the assets in the table above.

# 93

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Cash and Cash Equivalents	$48,832	$48,832	$48,832	$—	$—
Securities Available-for-Sale	478,698	478,698	—	478,698	—
Securities Held-to-Maturity	239,803	248,252	—	248,252	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	5,792	5,792	—	—
Net Loans	1,157,043	1,192,628	—	—	1,192,628
Accrued Interest Receivable	5,486	5,486	5,486	—	—
Deposits	1,731,155	1,732,894	1,447,882	285,012	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,678	12,678	12,678	—	—
Federal Home Loan Bank Term Advances	59,000	60,312	29,000	31,312	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	584	584	584	—	—

December 31, 2011
Cash and Cash Equivalents	$43,736	$43,736	$43,736	$—	$—
Securities Available-for-Sale	556,538	556,538	257	556,281	—
Securities Held-to-Maturity	150,688	159,059	—	159,059	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,722	6,722	6,722	—	—
Net Loans	1,116,454	1,141,310	—	—	1,141,310
Accrued Interest Receivable	6,082	6,082	6,082	—	—
Deposits	1,644,046	1,650,849	1,291,388	359,461	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	26,293	26,293	26,293	—	—
Federal Home Loan Bank Term Advances	82,000	83,553	—	83,553	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	1,147	1,147	1,147	—	—

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

Fair values for loans are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, indirect and other consumer loans.  Each loan category is further segmented into fixed and adjustable interest rate terms and by performing and nonperforming categories.  The fair value methodology does not use an exit price methodology. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions.   Fair value for nonperforming loans is generally based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

# 94

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

Note 18:	LEASES (In Thousands)

At December 31, 2012, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Rent expense for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Rent Expense	$597	$570	$351

Future minimum lease payments on operating leases at December 31, 2012 were as follows:

Operating Leases
2013	$618
2014	603
2015	555
2016	412
2017	320
Later Years	572
Total Minimum Lease Payments	$3,080

Arrow leases four of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

Note 19:	REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2012, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $27,323.
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
Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and 2011, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2012, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-

# 95

based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.
Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2012 and 2011:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Arrow	$200,480	16.3%	$98,395	8.0%	$122,994	10.0%
Glens Falls National	164,889	16.2%	81,427	8.0%	101,783	10.0%
Saratoga National	31,911	15.1%	16,906	8.0%	21,133	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	185,170	15.0%	49,379	4.0%	74,068	6.0%
Glens Falls National	152,205	14.9%	40,860	4.0%	61,291	6.0%
Saratoga National	29,297	13.8%	8,492	4.0%	12,738	6.0%
Tier I Capital (to Average Assets):
Arrow	185,170	9.1%	81,393	4.0%	81,393	4.0%
Glens Falls National	152,205	8.8%	69,184	4.0%	86,480	5.0%
Saratoga National	29,297	9.4%	12,467	4.0%	15,584	5.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk Weighted Assets):
Arrow	$187,681	16.0%	93,841	8.0%	117,301	10.0%
Glens Falls National	155,209	15.9%	78,093	8.0%	97,616	10.0%
Saratoga National	29,853	15.0%	15,922	8.0%	19,902	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	172,956	14.7%	47,063	4.0%	70,594	6.0%
Glens Falls National	142,998	14.6%	39,178	4.0%	58,766	6.0%
Saratoga National	27,365	13.8%	7,932	4.0%	11,898	6.0%
Tier I Capital (to Average Assets):
Arrow	172,956	9.0%	76,869	4.0%	76,869	4.0%
Glens Falls National	142,998	8.6%	66,511	4.0%	83,138	5.0%
Saratoga National	27,365	9.3%	11,770	4.0%	14,712	5.0%

# 96

Note 20:	PARENT ONLY FINANCIAL INFORMATION (In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2012	2011
Interest-Bearing Deposits with Subsidiary Banks	$1,913	$2,395
Available-for-Sale Securities	1,148	1,433
Held-to-Maturity Securities	1,000	1,000
Investment in Subsidiaries at Equity	192,985	184,515
Other Assets	5,339	3,915
Total Assets	$202,385	$193,258
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	6,560	6,873
Total Liabilities	26,560	26,873
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	175,825	166,385
Total Liabilities and Stockholders’ Equity	$202,385	$193,258

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2012	2011	2010
Dividends from Bank Subsidiaries	$12,700	$14,450	$12,400
Interest and Dividends on Investments	123	127	129
Other Income (Including Management Fees)	776	596	720
Net Gains on Securities Transactions	63	17	27
Total Income	13,662	15,190	13,276
Expense:
Interest Expense	692	669	666
Salaries and Employee Benefits	75	92	109
Other Expense	957	820	908
Total Expense	1,724	1,581	1,683
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	11,938	13,609	11,593
Income Tax Benefit	575	477	489
Equity in Undistributed Net Income of Subsidiaries	9,666	7,847	9,810
Net Income	$22,179	$21,933	$21,892
The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 97

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$22,179	$21,933	$21,892
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(9,666)	(7,847)	(9,810)
Net Gains on the Sale of Securities Available-for-Sale	(63)	(17)	(27)
Shares Issued Under the Directors’ Stock Plan	175	175	149
Stock-Based Compensation Expense	424	354	299
Changes in Other Assets and Other Liabilities	(1,640)	(165)	(1,253)
Net Cash Provided by Operating Activities	11,409	14,433	11,250
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	681	410	270
Purchases of Securities Available-for-Sale	(359)	(253)	(373)
Net Cash Provided by (Used in) Investing Activities	322	157	(103)
Cash Flows from Financing Activities:
Stock Options Exercised	2,105	1,413	798
Shares Issued Under the Employee Stock Purchase Plan	484	474	475
Treasury Stock Issued for Dividend Reinvestment Plans	1,822	1,796	1,715
Tax Benefit from Exercise of Stock Options	68	51	105
Purchase of Treasury Stock	(4,877)	(6,039)	(3,347)
Cash Dividends Paid	(11,815)	(11,448)	(10,997)
Net Cash Used in Financing Activities	(12,213)	(13,753)	(11,251)
Net (Decrease) Increase in Cash and Cash Equivalents	(482)	837	(104)
Cash and Cash Equivalents at Beginning of the Year	2,395	1,558	1,662
Cash and Cash Equivalents at End of the Year	$1,913	$2,395	$1,558
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$692	$669	$666
Non-cash Investing and Financing Activities:
Shares Issued for Acquisition of Subsidiary	233	5,261	682

# 98

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2012.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Item 9B.	Other Information – None.

# 99

PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors and nominees for directors and the Company's committees is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 1, 2013 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance."

Item 11.	Executive Compensation
The information required by this item is set forth under the captions “Corporate Governance - Director Independence,” "Compensation Discussion and Analysis” including the “Compensation Committee Report” thereof, “Executive Compensation,” “Agreements with Executive Officers” including the ”Potential Payments Upon Termination or Change of Control” and “Potential Payments Table” sections thereof, and “Voting Item 1: Election of Directors - Director Compensation” of the Proxy Statement, which sections are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption "Stock Ownership Information" of the Proxy Statement, which section is incorporated herein by reference, and under the caption "Equity Compensation Plan Information" in Part II of this Form 10-K on page 17.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Corporate Governance - Related Party Transactions” and ““Corporate Governance - Director Independence” of the Proxy Statement, which sections are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 4 - Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

# 100

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’
Equity for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 103.

# 101

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 15, 2013	By /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer

Date: March 15, 2013	By: /s/ Terry R. Goodemote Terry R. Goodemote Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2013 by the following persons in the capacities indicated.

/s/ Herbert O. Carpenter Herbert O. Carpenter Director	/s/ David G. Kruczlnicki David G. Kruczlnicki Director

/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ David L. Moynehan David L. Moynehan Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ John J. Murphy John J. Murphy Director

/s/ Mary Elizabeth T. FitzGerald Mary Elizabeth T. FitzGerald Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

# 102

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2007, Exhibit 3.(i)
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
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

10.2	2008 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on May 6, 2008, Exhibit 10.1*
10.3	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.4
Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.5	Directors’ Stock Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.8*
10.6
Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.9*

10.7
Select Executive Retirement Plan of the Registrant for benefits accrued or vested on or before December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.10*

10.8
Senior Officers Deferred Compensation Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.11*

10.9	Short Term Incentive Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.12*
10.10
Form of Incentive Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.1*

# 103

Exhibit Number	Exhibit
10.11
Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.2*

10.12
Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant, incorporated herein by reference from the Registrant’s Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2009, Exhibit 10.3*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

* Management contracts or compensation plans required to be filed as an exhibit.

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.13	Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2013.
10.14	Consulting Agreement between the Registrant and Raymond F. O'Conor, effective January 1, 2013.
10.15	Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2013.*
10.16	Employment Agreement between the Registrant and Terry R. Goodemote, Executive Vice President, Treasurer and Chief Financial Officer, effective February 1, 2013.*
10.17	Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2013.*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contracts or compensation plans required to be filed as an exhibit.

# 104