Form 10-Q
period 2013-03-31
ARROW FINANCIAL CORP
filed 2013-05-09
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2013
Common Stock, par value $1.00 per share	12,107,397

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	March 31, 2013	December 31, 2012	March 31, 2012
ASSETS
Cash and Due From Banks	$23,943	$37,076	$31,128
Interest-Bearing Deposits at Banks	113,231	11,756	106,380
Investment Securities:
Available-for-Sale	478,775	478,698	466,785
Held-to-Maturity (Approximate Fair Value of $259,562 at March 31, 2013, $248,252 at December 31, 2012, and $207,779 at March 31, 2012)	251,456	239,803	200,607
Federal Home Loan Bank and Federal Reserve Bank Stock	4,493	5,792	4,382
Loans	1,164,759	1,172,341	1,137,547
Allowance for Loan Losses	(14,603)	(15,298)	(15,053)
Net Loans	1,150,156	1,157,043	1,122,494
Premises and Equipment, Net	29,363	28,897	23,217
Other Real Estate and Repossessed Assets, Net	1,194	1,034	555
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	4,457	4,492	4,650
Accrued Interest Receivable	6,481	5,486	6,380
Other Assets	30,410	30,716	31,788
Total Assets	$2,115,962	$2,022,796	$2,020,369
LIABILITIES
Noninterest-Bearing Deposits	$254,308	$247,232	$230,289
NOW Accounts	845,531	758,287	758,114
Savings Deposits	476,115	442,363	432,854
Time Deposits of $100,000 or More	89,797	93,375	115,161
Other Time Deposits	185,455	189,898	224,460
Total Deposits	1,851,206	1,731,155	1,760,878
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,166	12,678	16,652
Federal Home Loan Bank Overnight Advances	—	29,000	—
Federal Home Loan Bank Term Advances	30,000	30,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	523	584	974
Other Liabilities	24,264	23,554	23,399
Total Liabilities	1,938,159	1,846,971	1,851,903
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,416,163 Shares Issued at March 31, 2013 and December 31, 2012 and 16,094,277 Shares Issued at March 31, 2012)	16,416	16,416	16,094
Additional Paid-in Capital	219,178	218,650	208,808
Retained Earnings	28,423	26,251	26,291
Unallocated ESOP Shares (95,172 Shares at March 31, 2013, 102,890 Shares at December 31, 2012 and 109,939 Shares at March 31, 2012)	(2,000)	(2,150)	(2,350)
Accumulated Other Comprehensive Loss	(8,324)	(8,462)	(6,872)
Treasury Stock, at Cost (4,310,578 Shares at March 31, 2013, 4,288,617 Shares at December 31, 2012, and 4,223,687 Shares at March 31, 2012)	(75,890)	(74,880)	(73,505)
Total Stockholders’ Equity	177,803	175,825	168,466
Total Liabilities and Stockholders’ Equity	$2,115,962	$2,022,796	$2,020,369
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,783	$13,958
Interest on Deposits at Banks	27	21
Interest and Dividends on Investment Securities:
Fully Taxable	1,796	2,638
Exempt from Federal Taxes	1,390	1,321
Total Interest and Dividend Income	15,996	17,938
INTEREST EXPENSE
NOW Accounts	778	1,059
Savings Deposits	268	357
Time Deposits of $100,000 or More	319	608
Other Time Deposits	554	1,146
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	3	6
Federal Home Loan Bank Advances	173	197
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	144	159
Total Interest Expense	2,239	3,532
NET INTEREST INCOME	13,757	14,406
Provision for Loan Losses	100	280
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,657	14,126
NONINTEREST INCOME
Income From Fiduciary Activities	1,574	1,622
Fees for Other Services to Customers	2,282	1,960
Insurance Commissions	2,028	1,889
Gain on Securities Transactions	527	502
Net Gain on Sales of Loans	607	357
Other Operating Income	156	229
Total Noninterest Income	7,174	6,559
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,621	7,903
Occupancy Expenses, Net	2,276	2,024
FDIC Assessments	264	255
Other Operating Expense	3,250	2,964
Total Noninterest Expense	13,411	13,146
INCOME BEFORE PROVISION FOR INCOME TAXES	7,420	7,539
Provision for Income Taxes	2,239	2,251
NET INCOME	$5,181	$5,288
Average Shares Outstanding:
Basic	12,031	12,005
Diluted	12,049	12,030
Per Common Share:
Basic Earnings	$0.43	$0.44
Diluted Earnings	0.43	0.44

Share and Per Share Amounts have been restated for the September 2012 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Income	$5,181	$5,288
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding Gains Arising During the Period	220	(98)
Reclassification Adjustment for Securities Gains Included in Net Income	(318)	(303)
Amortization of Net Retirement Plan Actuarial Loss	236	228
Accretion of Net Retirement Plan Prior Service Credit	—	(4)
Other Comprehensive Income (Loss)	138	(177)
Comprehensive Income	$5,319	$5,111

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	5,181	—	—	—	5,181
Other Comprehensive (Loss) Income	—	—	—	—	138	—	138
Cash Dividends Paid, $.25 per Share [1]	—	—	(3,009)	—	—	—	(3,009)
Stock Options Exercised (23,434 Shares)	—	259	—	—	—	231	490
Shares Issued Under the Directors’ Stock Plan (396 Shares)	—	6	—	—	—	4	10
Shares Issued Under the Employee Stock Purchase Plan (4,683 Shares)	—	64	—	—	—	46	110
Stock-Based Compensation Expense	—	97	—	—	—	—	97
Tax Benefit for Disposition of Stock Options	—	8	—	—	—	—	8
Purchase of Treasury Stock (54,231 Shares)	—	—	—	—	—	(1,328)	(1,328)
Acquisition of Subsidiaries (3,757 Shares)	—	54	—	—	—	37	91
Allocation of ESOP Stock (7,718 Shares)	—	40	—	150	—	—	190
Balance at March 31, 2013	$16,416	$219,178	$28,423	$(2,000)	$(8,324)	$(75,890)	$177,803

Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	5,288	—	—	—	5,288
Other Comprehensive (Loss) Income	—	—	—	—	(177)	—	(177)
Cash Dividends Paid, $.245 per Share [1]	—	—	(2,944)	—	—	—	(2,944)
Stock Options Exercised (52,502 Shares)	—	627	—	—	—	522	1,149
Shares Issued Under the Employee Stock Purchase Plan (4,542 Shares)	—	62	—	—	—	45	107
Shares Issued for Dividend Reinvestment Plans (19,032 Shares)	—	275	—	—	—	189	464
Stock-Based Compensation Expense	—	99	—	—	—	—	99
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (90,017 Shares)	—	—	—	—	—	(2,237)	(2,237)
Acquisition of Subsidiaries (3,724 Shares)	—	54	—	—	—	37	91
Allocation of ESOP Stock (7,563 Shares)	—	38	—	150	—	—	188
Balance at March 31, 2012	$16,094	$208,808	$26,291	$(2,350)	$(6,872)	$(73,505)	$168,466

1 Cash dividends paid per share have been adjusted for the September 2012 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
Cash Flows from Operating Activities:	2013	2012
Net Income	$5,181	$5,288
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	100	280
Depreciation and Amortization	2,373	2,043
Allocation of ESOP Stock	190	188
Gains on the Sale of Securities Available-for-Sale	(527)	(502)
Loans Originated and Held-for-Sale	(18,842)	(10,469)
Proceeds from the Sale of Loans Held-for-Sale	21,385	10,630
Net Gains on the Sale of Loans	(607)	(357)
Net Gains on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	105	30
Contributions to Pension Plans	(111)	(80)
Deferred Income Tax Expense (Benefit)	358	(288)
Shares Issued Under the Directors’ Stock Plan	10	—
Stock-Based Compensation Expense	97	99
Net (Increase) Decrease in Other Assets	(991)	1,064
Net Increase in Other Liabilities	926	659
Net Cash Provided By Operating Activities	9,647	8,585
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	16,261	10,851
Proceeds from the Maturities and Calls of Securities Available-for-Sale	22,846	77,782
Purchases of Securities Available-for-Sale	(39,928)	(288)
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	6,815	8,987
Purchases of Securities Held-to-Maturity	(18,930)	(59,043)
Net Decrease (Increase) in Loans	4,247	(6,355)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	341	230
Purchase of Premises and Equipment	(991)	(1,025)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net Decrease in Other Investments	1,299	2,340
Net Cash (Used In) Provided By Investing Activities	(8,115)	33,404
Cash Flows from Financing Activities:
Net Increase in Deposits	120,051	116,832
Net Decrease in Short-Term Borrowings	(29,512)	(51,641)
Repayments of Federal Home Loan Bank Term Advances	—	(10,000)
Purchase of Treasury Stock	(1,328)	(2,237)
Stock Options Exercised	490	1,149
Shares Issued Under the Employee Stock Purchase Plan	110	107
Tax Benefit from Exercise of Stock Options	8	53
Shares Issued for Dividend Reinvestment Plans	—	464
Cash Dividends Paid	(3,009)	(2,944)
Net Cash Provided By Financing Activities	86,810	51,783
Net Increase in Cash and Cash Equivalents	88,342	93,772
Cash and Cash Equivalents at Beginning of Period	48,832	43,736
Cash and Cash Equivalents at End of Period	$137,174	$137,508

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$2,299	$3,704
Income Taxes	511	191
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	604	232
Acquisition of Subsidiaries	91	91

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of March 31, 2013, December 31, 2012 and March 31, 2012; the results of operations for the three-month periods ended March 31, 2013 and 2012; the consolidated statements of comprehensive income for the three-month periods ended March 31, 2013 and 2012; the changes in stockholders' equity for the three-month periods ended March 31, 2013 and 2012; and the cash flows for the three-month periods ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2012, included in Arrow's 2012 Form 10-K.

New Accounting Standards Updates (ASU): During 2013, through the date of this report, the FASB issued five accounting standards updates. Four did not apply to Arrow. ASU 2013-02 "Comprehensive Income" requires additional disclosures relating to reclassifications out of accumulated other comprehensive income. Since the ASU was effective for this Form 10-Q, the new disclosures are included in the Consolidating Statements of Income and Note 5 - Comprehensive Income.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at March 31, 2013, December 31, 2012 and March 31, 2012:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
March 31, 2013
Available-For-Sale Securities, at Amortized Cost	$132,217	$104,304	$219,067	$12,913	$1,120	$469,621
Available-For-Sale Securities, at Fair Value	132,153	104,469	228,323	12,691	1,139	478,775
Gross Unrealized Gains	23	228	9,256	2	19	9,528
Gross Unrealized Losses	87	63	—	224	—	374
Available-For-Sale Securities, Pledged as Collateral						274,433

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	29,880	14,955	—		44,835
From 1 - 5 Years	132,217	69,269	193,002	11,913		406,401
From 5 - 10 Years	—	4,235	11,110	—		15,345
Over 10 Years	—	920	—	1,000		1,920

Maturities of Debt Securities, at Fair Value:
Within One Year	—	29,925	15,367	—		45,292
From 1 - 5 Years	132,153	69,340	200,956	11,891		414,340
From 5 - 10 Years	—	4,284	12,000	—		16,284
Over 10 Years	—	920	—	800		1,720

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$94,909	$31,325	$3	$8,452	$—	$134,689
12 Months or Longer	—	1,481	—	—	—	1,481
Total	$94,909	$32,806	$3	$8,452	$—	$136,170
Number of Securities in a Continuous Loss Position	28	154	1	11	—	194

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$87	$61	$—	$224	$—	$372

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
12 Months or Longer	—	2	—	—	—	2
Total	$87	$63	$—	$224	$—	$374
December 31, 2012
Available-For-Sale Securities, at Amortized Cost	$122,297	$84,798	$252,480	$8,689	$1,120	$469,384
Available-For-Sale Securities, at Fair Value	122,457	84,838	261,804	8,451	1,148	478,698
Gross Unrealized Gains	204	206	9,405	—	28	9,843
Gross Unrealized Losses	44	166	81	238	—	529
Available-For-Sale Securities, Pledged as Collateral						260,292

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,531	$46,627	$10,230	$8,451	$—	$137,839
12 Months or Longer	—	2,149	4,968	—	—	7,117
Total	$72,531	$48,776	$15,198	$8,451	$—	$144,956
Number of Securities in a Continuous Loss Position	22	198	7	11	—	238

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$44	$160	$50	$238	$—	$492
12 Months or Longer	—	6	31	—	—	37
Total	$44	$166	$81	$238	$—	$529

March 31, 2012
Available-For-Sale Securities, at Amortized Cost	$65,303	$43,186	$345,294	$1,028	$1,365	$456,176
Available-For-Sale Securities, at Fair Value	65,660	43,482	355,382	828	1,433	466,785
Gross Unrealized Gains	357	308	10,240	—	74	10,979
Gross Unrealized Losses	—	12	152	200	6	370
Available-For-Sale Securities, Pledged as Collateral						304,303

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$2,831	$14,205	$800	$39	$17,875
12 Months or Longer	—	—	—	—	—	—
Total	$—	$2,831	$14,205	$800	$39	$17,875
Number of Securities in a Continuous Loss Position	—	7	4	1	1	13

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$12	$152	$200	$6	$370
12 Months or Longer	—	—	—	—	—	—
Total	$—	$12	$152	$200	$6	$370

# 9

The following table is the schedule of Held-To-Maturity Securities at March 31, 2013, December 31, 2011 and March 31, 2012:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
March 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,858	$51,598	$1,000	$251,456
Held-To-Maturity Securities, at Fair Value	206,141	52,421	1,000	259,562
Gross Unrealized Gains	7,317	823	—	8,140
Gross Unrealized Losses	34	—	—	34
Held-To-Maturity Securities, Pledged as Collateral				250,456

Maturities of Debt Securities, at Amortized Cost:
Within One Year	46,701	—	—	46,701
From 1 - 5 Years	71,562	51,598	—	123,160
From 5 - 10 Years	75,122	—	—	75,122
Over 10 Years	5,473	—	1,000	6,473

Maturities of Debt Securities, at Fair Value:
Within One Year	46,740	—	—	46,740
From 1 - 5 Years	72,640	52,421	—	125,061
From 5 - 10 Years	80,919	—	—	80,919
Over 10 Years	5,842	—	1,000	6,842

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$8,794	$—	$—	$8,794
12 Months or Longer	173	—	—	173
Total	$8,967	$—	$—	$8,967
Number of Securities in a Continuous Loss Position	33	—	—	33

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$34	$—	$—	$34
12 Months or Longer	—	—	—	—
Total	$34	$—	$—	$34

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,373	$55,430	$1,000	$239,803
Held-To-Maturity Securities, at Fair Value	191,196	56,056	1,000	248,252
Gross Unrealized Gains	7,886	626	—	8,512
Gross Unrealized Losses	63	—	—	63
Held-To-Maturity Securities, Pledged as Collateral				238,803

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$21,583	$—	$—	$21,583
12 Months or Longer	503	—	—	503
Total	$22,086	$—	$—	$22,086
Number of Securities in a Continuous Loss Position	61	—	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$62	$—	$—	$62
12 Months or Longer	1	—	—	1
Total	$63	$—	$—	$63

March 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$159,790	$39,817	$1,000	$200,607
Held-To-Maturity Securities, at Fair Value	167,109	39,670	1,000	207,779
Gross Unrealized Gains	7,415	17	—	7,432
Gross Unrealized Losses	96	164	—	260
Held-To-Maturity Securities, Pledged as Collateral				199,607

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$11,719	$33,704	$—	$45,423
12 Months or Longer	—	—	—	—
Total	$11,719	$33,704	$—	$45,423
Number of Securities in a Continuous Loss Position	33	18	—	51

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$96	$164	$—	$260
12 Months or Longer	—	—	—	—
Total	$96	$164	$—	$260

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at March 31, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $132.2 million and a fair value of $132.2 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $35.3 million and a fair value of $37.2 million and GSE securities with an amortized cost of $183.8 million and a fair value of $191.1 million. In the held-to-maturity category at March 31, 2013, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $51.6 million and a fair value of $52.4 million.

In the available-for-sale category at March 31, 2012, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $65.3 million and a fair value of $65.7 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $44.4 million and a fair value of $45.9 million and GSEs with an amortized cost of $300.9 million and a fair value of $309.5 million. In the held-to-maturity category at March 31, 2012, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $39.8 million and a fair value of $39.7 million.

Securities in a continuous loss position, in the tables above for March 31, 2013, December 31, 2012 and March 31, 2012 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to March 31, 2013, there were no securities downgraded below investment grade.

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

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of March 31, 2013, December 31, 2012 and March 31, 2012 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $864, $2,801 and $1,089 as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively, are included in the residential real estate loan balances.

# 12

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2013
Loans Past Due 30-59 Days	$428	$—	$1,351	$26	$1,986	$1,481	$5,272
Loans Past Due 60-89 Days	421	—	200	10	375	1,058	2,064
Loans Past Due 90 or more Days	130	—	1,886	—	98	1,302	3,416
Total Loans Past Due	979	—	3,437	36	2,459	3,841	10,752
Current Loans	88,188	27,380	251,805	6,995	351,542	428,097	1,154,007
Total Loans	$89,167	$27,380	$255,242	$7,031	$354,001	$431,938	$1,164,759

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$259	$259
Nonaccrual Loans	$253	$—	$1,953	$4	$334	$2,674	$5,218

December 31, 2012
Loans Past Due 30-59 Days	$1,045	$—	$534	$43	$2,427	$407	$4,456
Loans Past Due 60-89 Days	1,588	—	1,332	17	793	2,466	6,196
Loans Past Due 90 or more Days	494	—	1,871	—	185	1,462	4,012
Total Loans Past Due	3,127	—	3,737	60	3,405	4,335	14,664
Current Loans	102,409	29,149	241,440	6,624	345,695	432,360	1,157,677
Total Loans	$105,536	$29,149	$245,177	$6,684	$349,100	$436,695	$1,172,341

Loans 90 or More Days Past Due and Still Accruing Interest	$126	$—	$378	$—	$42	$374	$920
Nonaccrual Loans	$1,787	$—	$2,026	$1	$419	$2,400	$6,633

March 31, 2012
Loans Past Due 30-59 Days	$368	$—	$427	$21	$1,930	$1,089	$3,835
Loans Past Due 60-89 Days	44	—	117	20	256	943	1,380
Loans Past Due 90 or more Days	9	—	1,073	15	158	2,704	3,959
Total Loans Past Due	421	—	1,617	56	2,344	4,736	9,174
Current Loans	101,732	10,814	232,700	6,414	326,332	450,381	1,128,373
Total Loans	$102,153	$10,814	$234,317	$6,470	$328,676	$455,117	$1,137,547

Loans 90 or More Days Past Due and Still Accruing Interest	$9	$—	$—	$—	$—	$112	$121
Nonaccrual Loans	$35	$—	$1,925	$15	$500	$3,001	$5,476

# 13

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(773)	—	(11)	(8)	(98)	—	—	(890)
Recoveries	4	—	—	—	91	—	—	95
Provision	44	11	340	12	(235)	(13)	(59)	100
March 31, 2013	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603

December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(5)	—	(167)	(19)	(106)	—	—	(297)
Recoveries	2	—	—	6	59	—	—	67
Provision	(90)	59	328	15	81	(114)	1	280
March 31, 2012	$1,834	$661	$3,297	$352	$4,530	$3,300	$1,079	$15,053

March 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603
Ending Loan Balance - Individually Evaluated for Impairment	$37	$—	$1,505	$—	$182	$1,085	$—	$2,809
Ending Loan Balance - Collectively Evaluated for Impairment	$89,130	$27,380	$253,737	$7,031	$353,819	$430,853	$—	$1,161,950

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$853	$—	$—	$—	$—	$—	$—	$853
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,491	$601	$3,050	$304	$4,536	$3,405	$1,058	$14,445
Ending Loan Balance - Individually Evaluated for Impairment	$1,432	$—	$2,528	$—	$203	$1,090	$—	$5,253
Ending Loan Balance - Collectively Evaluated for Impairment	$104,104	$29,149	$242,649	$6,684	$348,897	$435,605	$—	$1,167,088

March 31, 2012
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,834	$661	$3,297	$352	$4,530	$3,300	$1,079	$15,053
Ending Loan Balance - Individually Evaluated for Impairment	$62	$—	$1,454	$—	$240	$2,108	$—	$3,864
Ending Loan Balance - Collectively Evaluated for Impairment	$102,091	$10,814	$232,863	$6,470	$328,436	$453,009	$—	$1,133,683

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

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.  During the previous five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and contains the majority of our total loan charge-offs.  We have had only two small losses on commercial real estate loans in the previous five years.  Prior to this most recent quarter, losses on commercial loans (other than those secured by real estate) were also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis. For the whole portfolio, our net charge-offs for the previous five years have been at or near historical lows for our Company.  Annualized net charge-offs for the entire loan portfolio has ranged from .04% to .09% of average loans during this period, although we may exceed that range for all of 2013, due to one large commercial charge-off in the first quarter of 2013.

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

# 15

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

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at March 31, 2013, December 31, 2012 and March 31, 2012:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$82,063	$26,180	$234,609				$342,852
Special Mention	183	—	1,385				1,568
Substandard	6,921	1,200	19,248				27,369
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,027	$353,667	$429,004	789,698
Nonperforming				4	334	2,934	3,272

December 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	97,085	27,913	225,312				350,310
Special Mention	192	—	1,419				1,611
Substandard	6,872	1,236	18,446				26,554
Doubtful	1,387	—	—				1,387
Credit Risk Profile Based on Payment Activity:
Performing				6,683	348,676	433,922	789,281
Nonperforming				1	424	2,773	3,198

March 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	95,385	8,969	213,429				317,783
Special Mention	2,066	—	2,545				4,611
Substandard	4,702	1,845	18,343				24,890
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,455	328,176	452,004	786,635
Nonperforming				$15	$500	$3,113	$3,628

We use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows: 1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient

# 16

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

# 17

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
March 31, 2013
Recorded Investment:
With No Related Allowance	$37	$—	$1,505	$—	$182	$1,085	$2,809
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	37	—	1,505	—	182	1,085	2,809
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2012
Recorded Investment:
With No Related Allowance	$45	$—	$2,528	$—	$203	$1,090	$3,866
With a Related Allowance	1,387	—	—	—	—	—	1,387
Unpaid Principal Balance:
With No Related Allowance	45	—	2,695	—	203	1,090	4,033
With a Related Allowance	1,387	—	—	—	—	—	1,387

March 31, 2012
Recorded Investment:
With No Related Allowance	$62	$—	$1,454	$—	$240	$2,108	$3,864
Unpaid Principal Balance:
With No Related Allowance	62	—	1,621	—	240	2,108	4,031

For the Year-To-Date Period Ended:
March 31, 2013
Average Recorded Balance:
With No Related Allowance	$41	$—	$2,017	$—	$193	$1,088	$3,339
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	1	—	—	—	2	4	7
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

March 31, 2012
Average Recorded Balance:
With No Related Allowance	$65	$—	$1,584	$—	$172	$2,108	$3,929
Interest Income Recognized:
With No Related Allowance	2	—	38	—	2	1	43
Cash Basis Income:
With No Related Allowance	—	—	38	—	—	—	38

At March 31, 2013, December 31, 2012 and March 31, 2012, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at March 31, 2013 and March 31, 2012. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 18

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year-To-Date Period Ended:
March 31, 2013
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$11	$—	$11
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$11	$—	$11

March 31, 2012
Number of Loans	—	—	—	—	5	—	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$44	$—	$44
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$44	$—	$44

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of March 31, 2013.

# 19

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012:

Loan Commitments and Letters of Credit
	03/31/2013	12/31/2012	03/31/2012
Notional Amount:
Commitments to Extend Credit	$215,498	$198,405	$201,742
Standby Letters of Credit	3,562	10,929	11,641
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	52	118	86

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at March 31, 2013, December 31, 2012 and March 31, 2012 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at March 31, 2013, December 31, 2012 and March 31, 2012, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 20

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three months ended March 31, 2013 and 2012 :

Schedule of Comprehensive Income
	Three Months Ended March 31,
		Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
2013
Net Unrealized Securities Holding Gains Arising During the Period	$367	$(147)	$220
Reclassification Adjustment for Securities Gains Included in Net Income	(527)	209	(318)
Amortization of Net Retirement Plan Actuarial Loss	391	(155)	236
Accretion of Net Retirement Plan Prior Service Credit	—	—	—
Other Comprehensive Income	$231	$(93)	$138

2012
Net Unrealized Securities Holding Gains Arising During the Period	$(162)	$64	$(98)
Reclassification Adjustment for Securities Gains Included in Net Income	(502)	199	(303)
Amortization of Net Retirement Plan Actuarial Loss	378	(150)	228
Accretion of Net Retirement Plan Prior Service Credit	(7)	3	(4)
Other Comprehensive Income	$(293)	$116	$(177)

# 21

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-to-date periods:

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	220	—	—	220
Amounts reclassified from accumulated other comprehensive income	(318)	236	—	(82)
Net current-period other comprehensive income	(98)	236	—	138
March 31, 2013	$5,527	$(13,800)	$(51)	$(8,324)

December 31, 2011	$6,808	$(13,709)	$206	$(6,695)
Other comprehensive income before reclassifications	(98)	—	—	(98)
Amounts reclassified from accumulated other comprehensive income	(303)	228	(4)	(79)
Net current-period other comprehensive income	(401)	228	(4)	(177)
March 31, 2012	$6,407	$(13,481)	$202	$(6,872)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 22

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods:

March 31, 2013

Unrealized gains and losses on available-for-sale securities
	$527		Gain on Securities Transactions
	527		Total before tax
	(209)		Provision for Income Taxes
	$318		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(391)	(2)	Salaries and Employee Benefits
	(391)		Total before tax
	155		Provision for Income Taxes
	$(236)		Net of tax

Total reclassifications for the period	$82		Net of tax

March 31, 2012

Unrealized gains and losses on available-for-sale securities
	$502		Gain on Securities Transactions
	502		Total before tax
	(199)		Provision for Income Taxes
	$303		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(378)	(2)	Salaries and Employee Benefits
	(371)		Total before tax
	147		Provision for Income Taxes
	$(224)		Net of tax

Total reclassifications for the period	$79		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details.).

# 23

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2008 Long-Term Incentive Plan, we granted options in the first quarter of 2013 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period. Share and per share amounts have been restated for the September 2012 2% stock dividend.

The following table presents a roll-forward of our stock option plans and grants issued during 2013:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2013	442,385
Granted	10,000
Exercised	(23,434)
Forfeited	—
Outstanding at March 31, 2013	428,951
Exercisable at Period End	308,470
Vested and Expected to Vest	428,951

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2013	$23.03
Granted	24.28
Exercised	20.92
Forfeited	—
Outstanding at March 31, 2013	23.17
Exercisable at Period End	22.72
Vested and Expected to Vest	23.17

Grants Issued During 2013 - Weighted Average Information:
Fair Value	5.57
Fair Value Assumptions:
Dividend Yield	4.20%
Expected Volatility	36.57%
Risk Free Interest Rate	1.31%
Expected Lives (in years)	6.71

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended March 31, 2013 and 2012:

Share-Based Compensation Expense
	For the Three Months Ended March 31,
	2013	2012
Share-Based Compensation Expense	$97	$99

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 24

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three-month periods ended March 31:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
2013
Service Cost	$367	$22	$51
Interest Cost	353	38	81
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service Cost (Credit)	9	20	(29)
Amortization of Net Loss	312	38	41
Net Periodic Benefit Cost	325	118	144

Plan Contributions During the Period	$—	$111	$81

Estimated Future Contributions in the Current Fiscal Year	$—	$346	$413

2012
Service Cost	$340	$19	$45
Interest Cost	404	51	88
Expected Return on Plan Assets	(755)	—	—
Amortization of Prior Service (Credit) Cost	10	11	(28)
Amortization of Net Loss	310	35	33
Net Periodic Benefit Cost	$309	$116	$138

Plan Contributions During the Period	$—	$80	$74

We are not required to make a contribution to our qualified pension plan in 2013, we currently do not expect to make a contribution in 2013. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to actual expenses for the year.

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended March 31, 2013 and 2012.  All share and per share amounts have been adjusted for the September 2012 2% stock dividend.

Earnings Per Share
	Year-to-Date Period Ended:
	3/31/2013	3/31/2012
Earnings Per Share - Basic:
Net Income	$5,181	$5,288
Weighted Average Shares - Basic	12,031	12,005
Earnings Per Share - Basic	$0.43	$0.44

Earnings Per Share - Diluted:
Net Income	$5,181	$5,288
Weighted Average Shares - Basic	12,031	12,005
Dilutive Average Shares Attributable to Stock Options	18	25
Weighted Average Shares - Diluted	12,049	12,030
Earnings Per Share - Diluted	$0.43	$0.44
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	129	132

# 25

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at March 31, 2013, December 31, 2012 and March 31, 2012 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
March 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$132,153	$—	$132,153	$—
State and Municipal Obligations	104,469	—	104,469	—
Mortgage-Backed Securities - Residential	228,323	—	228,323	—
Corporate and Other Debt Securities	12,691	—	12,691	—
Mutual Funds and Equity Securities	1,139	—	1,139	—
Total Securities Available-for-Sale	$478,775	$—	$478,775	$—
December 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$122,457	$—	$122,457	$—
State and Municipal Obligations	84,838	—	84,838	—
Mortgage-Backed Securities - Residential	261,804	—	261,804	—
Corporate and Other Debt Securities	8,451	—	8,451	—
Mutual Funds and Equity Securities	1,148	—	1,148	—
Total Securities Available-for Sale	$478,698	$—	$478,698	$—
March 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$65,660	$—	$65,660	$—
State and Municipal Obligations	43,482	—	43,482	—
Mortgage-Backed Securities - Residential	355,382	—	355,382	—
Corporate and Other Debt Securities	828	—	828	—
Mutual Funds and Equity Securities	1,433	281	1,152	—
Total Securities Available-for Sale	$466,785	$281	$466,504	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
March 31, 2013
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,194	$—	$—	$1,194
December 31, 2012
Collateral Dependent Impaired Loans	$1,020	$—	$—	$1,020
Other Real Estate Owned and Repossessed Assets, Net	$1,034	$—	$—	$1,034
March 31, 2012
Collateral Dependent Impaired Loans	$486	$—	$—	$486
Other Real Estate Owned and Repossessed Assets, Net	$555	$—	$—	$555

# 26

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at March 31, 2013, December 31, 2012 and March 31, 2012.

# 27

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Cash and Cash Equivalents	$137,174	$137,174	$137,174	$—	$—
Securities Available-for-Sale	478,775	478,775	—	478,775	—
Securities Held-to-Maturity	251,456	259,562	—	259,562	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,493	4,493	4,493	—	—
Net Loans	1,150,156	1,167,063	—	—	1,167,063
Accrued Interest Receivable	6,481	6,481	6,481	—	—
Deposits	1,851,206	1,850,614	1,575,954	274,660	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,166	12,166	12,166	—	—
Federal Home Loan Bank Term Advances	30,000	31,263	—	31,263	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	523	523	523	—	—

December 31, 2012
Cash and Cash Equivalents	$48,832	$48,832	$48,832	$—	$—
Securities Available-for-Sale	478,698	478,698	—	478,698	—
Securities Held-to-Maturity	239,803	248,252	—	248,252	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	5,792	5,792	—	—
Net Loans	1,157,043	1,192,628	—	—	1,192,628
Accrued Interest Receivable	5,486	5,486	5,486	—	—
Deposits	1,731,155	1,732,894	1,447,882	285,012	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,678	12,678	12,678	—	—
Federal Home Loan Bank Term Advances	59,000	60,312	29,000	31,312	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	584	584	584	—	—

March 31, 2012
Cash and Cash Equivalents	$137,508	$137,508	$137,508	$—	$—
Securities Available-for-Sale	466,785	466,785	281	466,504	—
Securities Held-to-Maturity	200,607	207,779	—	207,779	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,382	4,382	4,382	—	—
Net Loans	1,122,494	1,147,014	—	—	1,147,014
Accrued Interest Receivable	6,380	6,380	6,380	—	—
Deposits	1,760,878	1,766,258	1,421,257	345,001	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,652	16,652	16,652	—	—
Federal Home Loan Bank Term Advances	30,000	31,310	—	31,310	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000	—	—
Accrued Interest Payable	974	974	974	—	—

# 28

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

# 29

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2013 and 2012, and the related consolidated statements of changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arrow Financial Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Albany, New York
May 9, 2013

# 30

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2013

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
At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 351 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2012 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements
Topic	Page	Location
Impact of Heath Care Reform	35	"Health care reform"
Impact of market rate structure on net interest margin, loan yields and deposit rates	39	2nd paragraph under "Recent Pressure on Our Net Interest Margin"
	40	2nd paragraph under "Potential Inflation; Effect on Interest Rates and Margin"
	42	Last 2 paragraphs under "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	45	1st paragraph in section
Future level of nonperforming assets	46	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	41	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	41	Last paragraph under "Automobile Loans"
Future level of commercial loans	42	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans
Impact of changing capital standards and legislative developments	35	"Dodd-Frank Act"
	46	"Important Proposed Changes to Regulatory Capital Standards"
Liquidity	49	5th paragraph
Fees for other services to customers	51	3rd paragraph under "Noninterest Income"
Insurance commissions	51	4th paragraph under "Noninterest Income)

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

# 31

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
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to revise or update these forward-looking statements to reflect the occurrence of unanticipated events. This Quarterly Report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
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

# 32

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	03/31/2013	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Net Income	$5,181	$5,549	$5,748	$5,594	$5,288
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	318	94	39	86	303
Net Gain on Sales of Loans	367	476	362	324	216
Reversal of the VISA Litigation Reserve	—	—	—	178	—
Share and Per Share Data:[1]
Period End Shares Outstanding	12,010	12,025	12,034	12,001	11,996
Basic Average Shares Outstanding	12,031	12,014	12,012	11,994	12,005
Diluted Average Shares Outstanding	12,049	12,032	12,032	12,009	12,030
Basic Earnings Per Share	$0.43	$0.46	$0.48	$0.47	$0.44
Diluted Earnings Per Share	0.43	0.46	0.48	0.47	0.44
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$41,145	$40,065	$33,332	$55,023	$30,780
Investment Securities	711,848	745,150	670,328	682,589	678,474
Loans	1,169,870	1,160,226	1,148,771	1,143,666	1,136,322
Deposits	1,773,126	1,781,778	1,701,599	1,733,320	1,683,781
Other Borrowed Funds	64,622	80,357	68,667	66,022	83,055
Shareholders’ Equity	176,874	176,514	174,069	170,199	167,849
Total Assets	2,039,314	2,064,602	1,971,215	1,994,883	1,959,741
Return on Average Assets	1.03%	1.07%	1.16%	1.13%	1.09%
Return on Average Equity	11.88%	12.51%	13.14%	13.22%	12.67%
Return on Tangible Equity[2]	13.97%	14.72%	15.50%	15.67%	15.07%
Average Earning Assets	$1,922,863	$1,945,441	$1,852,431	$1,881,278	$1,845,576
Average Interest-Bearing Liabilities	1,590,401	1,612,959	1,511,634	1,565,692	1,545,098
Interest Income, Tax-Equivalent	17,059	17,787	18,168	18,508	18,810
Interest Expense	2,239	2,503	2,643	3,279	3,532
Net Interest Income, Tax-Equivalent	14,820	15,284	15,525	15,229	15,278
Tax-Equivalent Adjustment	1,063	1,047	1,000	975	872
Net Interest Margin [3]	3.13%	3.13%	3.33%	3.26%	3.33%
Efficiency Ratio Calculation:
Noninterest Expense	$13,411	$13,117	$12,922	$12,651	$13,146
Less: Intangible Asset Amortization	(124)	(126)	(126)	(127)	(138)
Net Noninterest Expense	$13,287	$12,991	$12,796	$12,524	$13,008
Net Interest Income, Tax-Equivalent	$14,820	$15,284	$15,525	$15,229	$15,278
Noninterest Income	7,174	6,897	6,835	6,808	6,559
Less: Net Securities Gains	(527)	(156)	(64)	(143)	(502)
Net Gross Income	$21,467	$22,025	$22,296	$21,894	$21,335
Efficiency Ratio	61.90%	58.98%	57.39%	57.20%	60.97%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$177,803	$175,825	$176,314	$171,940	$168,466
Book Value per Share	14.80	14.62	14.65	14.33	14.04
Intangible Assets	26,460	26,495	26,546	26,611	26,653
Tangible Book Value per Share [2]	12.60	12.42	12.45	12.11	11.82
Capital Ratios:
Tier 1 Leverage Ratio	9.30%	9.10%	9.41%	9.09%	9.10%
Tier 1 Risk-Based Capital Ratio	15.15%	15.02%	15.20%	15.08%	14.84%
Total Risk-Based Capital Ratio	16.34%	16.26%	16.45%	16.34%	16.10%
Assets Under Trust Administration and Investment Management	$1,094,708	$1,045,972	$1,051,176	$1,019,702	$1,038,186
1Share and Per Share Data have been restated for the September 27, 2012 2% stock dividend.
2Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance (see page 32).
3Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance (see page 32).

# 33

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 32) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Three-Month Period Ended March 31:	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$41,145	$27	0.27%	$30,780	$21	0.27%
Investment Securities:
Fully Taxable	442,671	1,800	1.65	482,424	2,643	2.20
Exempt from Federal Taxes	269,177	2,381	3.59	196,050	2,114	4.34
Loans	1,169,870	12,851	4.46	1,136,322	14,032	4.97
Total Earning Assets	1,922,863	17,059	3.60	1,845,576	18,810	4.10
Allowance for Loan Losses	(15,307)			(15,008)
Cash and Due From Banks	30,635			29,772
Other Assets	101,123			99,401
Total Assets	$2,039,314			$1,959,741
Deposits:
NOW Accounts	$791,669	778	0.40	$688,982	1,059	0.62
Savings Deposits	455,311	268	0.24	425,247	357	0.34
Time Deposits of $100,000 or More	91,322	319	1.42	121,112	608	2.02
Other Time Deposits	187,477	554	1.20	226,702	1,146	2.03
Total Interest-Bearing Deposits	1,525,779	1,919	0.51	1,462,043	3,170	0.87
Short-Term Borrowings	14,622	3	0.08	31,846	6	0.08
FHLBNY Term Advances and Other Long-Term Debt	50,000	317	2.57	51,209	356	2.80
Total Interest-Bearing Liabilities	1,590,401	2,239	0.57	1,545,098	3,532	0.92
Demand Deposits	247,347			221,738
Other Liabilities	24,692			25,056
Total Liabilities	1,862,440			1,791,892
Stockholders’ Equity	176,874			167,849
Total Liabilities and Stockholders’ Equity	$2,039,314			$1,959,741
Net Interest Income (Tax-equivalent Basis)		14,820			15,278
Reversal of Tax Equivalent Adjustment		(1,063)	0.22%		(872)	0.19%
Net Interest Income		$13,757			$14,406
Net Interest Spread			3.03%			3.18%
Net Interest Margin			3.13%			3.33%

OVERVIEW
We reported net income for the first quarter of 2013 of $5.2 million, representing diluted earnings per share (EPS) of $0.43. This EPS result was a decrease of one cent, or 2.3%, from the 0.44 reported for the first quarter of 2012. Return on average equity (ROE) for the 2013 quarter continued to be strong at 11.88%, although a decrease from the ROE of 12.67% for the quarter ended March 31, 2012. Return on average assets (ROA) for the 2013 quarter also continued to be strong at 1.03%, a decrease from ROA of 1.09% for the quarter ended March 31, 2012. The decrease in our 2013 results was primarily attributable to a decrease in net interest income, which itself was a direct result of the narrowing of our net interest margin between the two periods. Net interest income was $14.8 million on a tax-equivalent basis, a decrease of $458 thousand, or 3.0%, from net interest income of $15.3 million from the quarter ended March 31, 2012. Total assets were $2.116 billion at March 31, 2013, which represented an increase of $93.2 million, or 4.6%, above the level at December 31, 2012, and an increase of $95.6 million, or 4.7%, from the March 31, 2012 level.
The changes in net income, net interest income and net interest margin between the three-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 50. See also, "CHANGE IN FINANCIAL CONDITIONS - Impact of Interest Rate Changes," on page 39.
Stockholders’ equity was $177.8 million at March 31, 2013, an increase of $9.3 million, or 5.5%, from the year earlier level. Stockholders' equity was also up $2.0 million, or 1.1%, from the December 31, 2012 level of $175.8 million. The components of the change in stockholders’ equity since year-end 2012 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 36 entitled, “Increase in Stockholder Equity.”

# 34

Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of March 31, 2013 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even if the new enhanced capital requirements as set forth in the June 2012 joint bank regulatory release "Basel III Notices of Proposed Rulemaking" were to go into effect as they were proposed, Arrow and its banks would meet all of these enhanced standards. See the discussions of "Current Capital Standards" under the “CURRENT REGULATORY CAPITAL STANDARDS" section beginning on page 47, and “Important Proposed Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 46.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York State was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area was less affected by the preceding real estate “bubble” than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 31 for peer group information).
By year-end 2010, our loan quality, to the limited extent it had declined at all, began to stabilize, a trend that continued through 2011 and 2012. During this period, although nonperforming loans increased slightly, net charge-offs decreased. However, in the first quarter of 2013, we charged-off one commercial loan for $753 thousand, which had been fully provisioned at December 31, 2012. Our net charge-offs for the first quarter of 2013 were $795 thousand as compared to $230 thousand for the 2012 quarter. Our ratio of net charge-offs to average loans (annualized) was 0.28% for the first quarter of 2013 and 0.08% for the first quarter of 2012, compared with our peer group's ratio of 0.30% for all of 2012. At March 31, 2013, the allowance for loan losses was $14.6 million representing 1.25% of total loans, down five basis points from the December 31, 2012 ratio.
Nonperforming loans were $6.0 million at March 31, 2013, representing 0.51% of period-end loans. By way of comparison, this ratio for our peer group was 2.18% at December 31, 2012, which was a significant improvement from the peer group's ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007.
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

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 30% of our loan portfolio. Throughout 2010, 2011, 2012 and the first three months of 2013, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, although both delinquencies and charge-offs did increase modestly during 2009.

Recent legislative developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on p. 9 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies that must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under "Important Proposed Changes to Regulatory Capital Standards" on page 46 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued and outstanding TRUPs of such bank holding companies, including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital. However, if the proposed new capital rules jointly issued by the federal bank regulatory agencies in June 2012 were to be implemented as proposed, even these "grandfathered" TRUPs previously issued by small- to mid-sized financial institutions like Arrow would be phased out from qualifying as Tier 1 capital, at a rate of 10% per year beginning in 2013. We as well as other community and regional banks would be adversely affected by this particular treatment, which is more severe in its impact on the capital of affected banks like ours than is required under Dodd-Frank. In any event, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital.

(ii) Health care reform: In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect

# 35

to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. The exact extent of the Health Reform Act's impact, if any, cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available.

Liquidity and access to credit markets: We have not experienced any liquidity problems or special concerns during 2013, nor did we during 2012 or 2011. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. We maintain, and periodically test, a contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Our Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the rates community banks like us pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based on adjusted assets (as defined) rather than deposits. This had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including short-term borrowings and repurchase agreements (even though these other sources are not FDIC-insured). The rate, however, given the significantly larger base on which premiums would be assessed (total assets versus insured deposits), was set at a lower percentage than the rate applicable under the old formula. Because our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain, the new substantially lower rate even applied to a somewhat larger base of assets has resulted in a significant decrease in our FDIC premiums, whereas the large banks, even with the lower rates, have such vastly greater asset totals than deposit totals that their premiums have generally increased.

VISA Transactions - Reversal of the Litigation Reserve: On March 28, 2008, VISA Inc. redeemed, for cash, from its member banks, including Glens Falls National, 38.7% of the Visa Class B shares held by the member banks, using some of the proceeds realized by Visa from the initial public offering and sale of its Class A shares just then completed. With another portion of the IPO proceeds, Visa established a $3 billion escrow fund to cover certain, but not necessarily all, of its continuing litigation liabilities under various antitrust claims, which its member banks would otherwise be required to bear; the deposits into the escrow account reduced the value of the member banks' remaining Class B shares on a dollar-for-dollar basis. We maintained at year-end 2008 a $294 thousand accrual for our estimated proportional share of future Visa litigation costs, beyond the implicit reserve reflected in Visa's book valuation of our B shares. In 2008, we did not recognize on our books any dollar value for our remaining Class B Visa shares, in accordance with SEC guidance, in view of the fact that any future deposits by Visa into the escrow fund for covered litigation, while simultaneously reducing our proportionate exposure as a Visa member for the litigation, would also directly reduce the dollar value of our Class B shares.
Since the first quarter of 2008, Visa has settled several claims falling within the category of covered litigation, and from time-to-time has deposited substantial additional amounts into the escrow fund for covered litigation. Such deposits have reduced Visa's book value of its outstanding Class B shares proportionately. We did not recognize any income or expense after 2008 resulting from such additional deposits by Visa into the escrow fund as it was not determinable with an appropriate level of certainty what the impact of such funding was on the Company's contingent obligation beyond its Class B Visa shares.
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
Increase in Stockholders' Equity: At March 31, 2013, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $12.60, an increase of $0.18, or 1.5%, from December 31, 2012 and an increase of $0.78, or 6.6%, from the level as of March 31, 2012. Our total stockholders' equity at March 31, 2013 increased 5.5% over the year-earlier level, and our total book value per share increased by 5.4%, over the year earlier level. This increase in stockholders' equity over the first three months of 2013 principally reflected the following factors: i) $5.2 million net income for the period; ii) issuance of $610 thousand of common stock through our employee benefit and dividend reinvestment plans; offset in part by iii) cash dividends of $3.0 million; and (iv) repurchases of our own common stock of $1.3 million. As of March 31, 2013, our closing stock price was $24.64, representing a trading multiple of 1.96 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2012, as adjusted for a 2% stock dividend distributed September 27, 2012, and cash dividends of $.25 per share for the last quarter of 2012 and the first quarter of 2013.

# 36

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	3/31/2013	12/31/2012	3/31/2012	From Dec	From Mar	From Dec	From Mar
Interest-Bearing Bank Balances	$113,231	$11,756	$106,380	$101,475	$6,851	863.2%	6.4%
Securities Available-for-Sale	478,775	478,698	466,785	77	11,990	—%	2.6%
Securities Held-to-Maturity	251,456	239,803	200,607	11,653	50,849	4.9%	25.3%
Loans (1)	1,164,759	1,172,341	1,137,547	(7,582)	27,212	(0.6)%	2.4%
Allowance for Loan Losses	14,603	15,298	15,053	(695)	(450)	(4.5)%	(3.0)%
Earning Assets (1)	2,012,714	1,908,390	1,915,701	104,324	97,013	5.5%	5.1%
Total Assets	2,115,962	2,022,796	2,020,369	93,166	95,593	4.6%	4.7%
Demand Deposits	254,308	247,232	230,289	7,076	24,019	2.9%	10.4%
NOW Accounts	845,531	758,287	758,114	87,244	87,417	11.5%	11.5%
Savings Deposits	476,115	442,363	432,854	33,752	43,261	7.6%	10.0%
Time Deposits of $100,000 or More	89,797	93,375	115,161	(3,578)	(25,364)	(3.8)%	(22.0)%
Other Time Deposits	185,455	189,898	224,460	(4,443)	(39,005)	(2.3)%	(17.4)%
Total Deposits	$1,851,206	$1,731,155	$1,760,878	$120,051	$90,328	6.9%	5.1%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$12,166	$12,678	$16,652	$(512)	$(4,486)	(4.0)%	(26.9)%
FHLB Advances	30,000	59,000	30,000	(29,000)	—	(49.2)%	—%
Stockholders' Equity	177,803	175,825	168,466	1,978	9,337	1.1%	5.5%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. In recent years, municipal deposits on average have represented from 24% to over 32% of our total deposits. As of March 31, 2013, municipal deposits were at a relatively high level, representing approximately 32.3% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in 2013 - see following paragraph), or an overall increase in the average rate we pay on such deposits (despite the heightened competition for such deposits). However, if the regional economy weakens or the competition for municipal deposits becomes even more intense, we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $120.1 million, or 6.9%, from December 31, 2012 to March 31, 2013, mainly due to both an increase in the number of municipal deposit relationships and a seasonal increase in balances at the end of the first quarter of 2013. Another factor contributing to the increase was a widespread flight to safety on the part of many individual savers during the crisis, who continue to increase their deposits in banks, even in the face of historically-low deposit rates. From December 31, 2012 to March 31, 2013, we experienced an increase in municipal deposit balances of $97.0 million, or 19.3% (a sizable portion of this large increase was seasonable; see the preceding section, "Municipal Deposits"). Non-municipal deposits increased by $23.0 million, or 1.9%, with the increases spread among all categories of non-maturity products, except for money market checking, which decreased by 2.3%. At March 31, 2013 securities sold under agreements to repurchase were essentially unchanged from year-end 2012 balances and $4.5 million below year-earlier levels.
Changes in Earning Assets: Our loan portfolio decreased by $7.6 million, or 0.6%, from December 31, 2012 to March 31, 2013. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans – period-end balances for this segment were down $8.1 million, or 2.1%, from the December 31, 2012 total, principally due to the repayment of one large commercial loan, while demand generally continued to be moderate.

# 37

2.
Residential real estate loans – the period-end balance decreased by $4.8 million, or 1.1% from the December 31, 2012 total, as we continued to sell most of our residential mortgage originations during the period, even though demand remained average.

3.	Automobile loans – the balance of these loans at March 31, 2013, increased by $4.9 million, or 1.4% from the December 31, 2012 balance, reflecting a modest resurgence of automobile sales region-wide.
Most of our incoming cash flows for the first three months of 2013 came from maturing investments and the increase in deposit balances. During that period, we purchased $58.9 million of securities to replace maturing securities in the held-to-maturity and available-for-sale portfolios. The remaining cash flows were held in overnight funds at period-end pending reinvestment as suitable opportunities arise.
Generally, we pursued a strategy in 2012 and first quarter 2013 of increasing our holding of liquid assets, with a view to redeploying these funds into longer term earning assets when prevailing interest rates begin to rise, whenever that may be.
Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Demand Deposits	$247,347	$249,176	$258,632	$233,650	$221,738
NOW Accounts	791,669	798,513	685,212	733,600	688,982
Savings Deposits	455,311	444,603	446,450	431,896	425,247
Time Deposits of $100,000 or More	91,322	95,742	102,230	111,766	121,112
Other Time Deposits	187,477	193,744	209,075	222,408	226,702
Total Deposits	$1,773,126	$1,781,778	$1,701,599	$1,733,320	$1,683,781
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	3/31/2013	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Demand Deposits	13.9%	14.0%	15.2%	13.5%	13.2%
NOW Accounts	44.6	44.8	40.3	42.3	40.9
Savings Deposits	25.7	24.9	26.2	24.9	25.3
Time Deposits of $100,000 or More	5.2	5.4	6.0	6.5	7.2
Other Time Deposits	10.6	10.9	12.3	12.8	13.4
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of first quarter), little net growth or a small contraction in the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially to and through year-end). This pattern has held true in recent quarters, except for the second quarter of 2012, when average deposits actually increased somewhat over the average balance for the first quarter of 2012, with a large gain in NOW accounts. This modest overall increase in deposits was due to a significant increase in municipal deposits in the second quarter, reflecting the addition of several new municipal relationships. However, as expected, average balances fell from the second quarter to the third quarter of 2012.
Quarterly Cost of Deposits

	Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.40	0.43	0.39	0.54	0.62
Savings Deposits	0.24	0.25	0.28	0.31	0.34
Time Deposits of $100,000 or More	1.42	1.54	1.79	2.05	2.02
Other Time Deposits	1.20	1.34	1.63	1.94	2.03
Total Deposits	0.44	0.48	0.54	0.68	0.76
In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending March 31, 2013, for virtually all deposit categories, as did our average yield on loans for almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," p. 43).

# 38

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

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to be weak or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and long-term assets into similarly high yielding asset categories has become progressively more difficult. The modest uptick in loan demand and in the U.S. economy generally experienced during 2012 and the first quarter of 2013 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010, 2011 and most of 2012 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.
Currently, our net interest margin continues to be under pressure. During the last five quarters, our margin ranged from 3.33% to 3.13%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature and pay off at a faster rate than our older, higher-priced liabilities. Thus, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets may decline in upcoming periods at a slightly higher rate than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow, if net interest income decreases more rapidly than our other sources of operating income increase.

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

# 39

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

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent periods, we have reduced our reliance on FHLB advances as a source of funds, and in 2011 prepaid some advances, even at the cost of incurring substantial prepayment penalties. See the discussion on this in “Changes in Sources of Funds” on page 37.
We have also utilized, in the past, the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of March 31, 2013 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 46 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Commercial and Commercial Real Estate	$381,281	$366,761	$357,148	$354,316	$348,472
Residential Real Estate	308,091	314,583	322,750	327,763	332,764
Home Equity	88,926	87,124	84,849	82,992	82,635
Consumer Loans - Automobile	363,120	361,723	352,597	346,080	339,409
Other Consumer Loans (1)	28,452	30,035	31,427	32,515	33,042
Total Loans	$1,169,870	$1,160,226	$1,148,771	$1,143,666	$1,136,322
Percentage of Total Quarterly Average Loans

	Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Commercial and Commercial Real Estate	32.6%	31.6%	31.1%	31.0%	30.7%
Residential Real Estate	26.4	27.1	28.1	28.6	29.3
Home Equity	7.6	7.5	7.4	7.3	7.3
Consumer Loans - Automobile	31.0	31.2	30.7	30.3	29.8
Other Consumer Loans (1)	2.4	2.6	2.7	2.8	2.9
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.
Maintenance of High Quality in the Loan Portfolio

In late 2010 and through 2011, residential property values continued to weaken in most markets, and this trend continued for most of 2012, although during the last part of 2012 and the first quarter of 2013 the decline appeared to be slowing or even reversing itself, at least in some markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets, both in terms of price and quantity of transactions, but the evidence is still inconclusive, particularly with respect to the markets we serve. As was true during the initial stages of the real estate collapse, indications of stability or revival in the residential and commercial real estate markets vary significantly from market-to-market.

# 40

The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and general increase in the equity markets to levels last seen in 2007. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that other banks suffered in the years since the onset of the financial crisis. Through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line, including in residential mortgage loans, car loans or other consumer loans. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at quarter-end 2013), eclipsing both automobile loans (30% of the portfolio) and our commercial and commercial real estate loans (32%). Our gross originations for residential real estate loans were $30.3 million for the first quarter of 2013 and were $109.1 million, $75.0 million and $94.2 million for the years 2012, 2011, and 2010, respectively. These origination totals have significantly exceeded the sum of repayments and prepayments in the portfolio, but we have also sold significant portions of these originations. During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we began to retain a larger percentage of the newly originated loans in our portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further reductions in the portfolio as a result of normal principal amortization and prepayments on pre-existing loans).
After April 2010, rates on conventional real estate mortgages continued to fall, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by the last quarter of 2011 the national average had dropped below 4.00%, a relative decline of more than 20 percent. In response, we determined to resume selling most of our originations to Freddie Mac, amounting to $48.5 million for 2011, $59.9 million for 2012 and $20.8 million for the first quarter of 2013. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

Automobile Loans (primarily through indirect lending): At March 31, 2013, our automobile loans (primarily loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business.
During portions of 2012, and particularly during the first quarter of 2013, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new loan volume for the first quarter of 2012 was very strong at $49.4 million, our first quarter originations for 2013 nearly matched that level at $46.2 million.
Net charge-offs for the first quarter of 2013 were below the net charge-offs for the first quarter of 2012. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. Unlike many other financial institutions, we have not extended directly or indirectly any sub-prime car loans in recent periods [nor will we in future periods]. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. For the first quarter of 2013, commercial loan growth was modest as outstanding balances increased by $2.5 million over the December 31, 2012 level, but that growth was restrained by the pay-off of a $10.5 million floor plan loan due to competitive reasons.

# 41

Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional market. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period from which it has not yet fully recovered, we have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible, however, that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods. Generally, however, the business sector, at least in our service area, appears to be in reasonably good financial condition at present.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Commercial and Commercial Real Estate	4.74%	4.91%	5.07%	5.11%	5.36%
Residential Real Estate	4.93	5.00	5.01	5.15	5.24
Home Equity	3.03	3.03	3.01	2.99	2.98
Consumer Loans - Automobile	3.97	4.18	4.38	4.50	4.63
Other Consumer Loans	6.16	6.24	6.42	6.39	6.56
Total Loans	4.46	4.60	4.72	4.82	4.97

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 51 basis points or 10.3%, as a result of the historically low interest rate environment.
In the first quarter of 2013 the average yield on our loan portfolio declined by 14 basis points from the fourth quarter of 2012, from 4.60% to 4.46%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (a 17 basis point decrease from the prior quarter), as well as on rates for automobile loans (a 21 basis point decrease from the prior quarter). The yields on new 30 year fixed-rate residential mortgage loans (the choice of most of our mortgage customers) remained very low during the quarter. As a consequence, we continued to sell most of those originations to the secondary market, specifically, to Freddie Mac. The first quarter 2013 decrease in average yield on our loan portfolio of 14 basis points was 10 basis points more than the 4 basis point decline in our average cost of deposits during the quarter, resulting in a narrowing of our margins. We believe that our average loan yields will generally continue to decline at a somewhat higher rate than our average cost of deposits in upcoming periods.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 39 under the heading "Impact of Interest Rate Changes." We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline as older credits in our portfolio bearing generally higher rates continue to mature and roll over or are redeployed into lower priced loans.

# 42

Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2012 to March 31, 2013 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	03/31/2013	12/31/2012	Change	03/31/2013	12/31/2012	Change
Securities Available-for-Sale:
U.S. Agency Securities	$132,153	$122,457	$9,696	$(64)	$160	$(224)
State and Municipal Obligations	104,469	84,838	19,631	165	40	125
Mortgage-Backed Securities-Residential	228,323	261,804	(33,481)	9,256	9,324	(68)
Corporate and Other Debt Securities	12,691	8,451	4,240	(222)	(238)	16
Mutual Funds and Equity Securities	1,139	1,148	(9)	19	28	(9)
Total	$478,775	$478,698	$77	$9,154	$9,314	$(160)

Securities Held-to-Maturity:
State and Municipal Obligations	$206,141	$191,196	$14,945	$7,283	$7,823	$(540)
Mortgage-Backed Securities-Residential	52,421	56,056	(3,635)	823	626	197
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$259,562	$248,252	$11,310	$8,106	$8,449	$(343)
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency and government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate risk. Included in corporate and other debt securities are trust preferred securities which were highly rated at the time of purchase.
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

# 43

Investment Sales, Purchases and Maturities: Available-for-Sale Portfolio
(In Thousands)

	Three Months Ended
	03/31/2013	03/31/2012
Sales
Mortgage-Backed Securities-Residential	$10,666	$10,349
U.S. Agency Securities	5,057	—
Other	11	—
Net Gains on Securities Transactions	527	502
Proceeds on the Sales of Securities	$16,261	$10,851
Historically low interest rates have increased the likelihood of greater mortgage refinancing activity. In recent periods, we have regularly reviewed our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We have also reviewed the underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments. In 2013 and 2012 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par.

	Three Months Ended
	03/31/2013	03/31/2012
Purchases
U.S. Agency Securities	$15,000	$—
State and Municipal Obligations	20,677	—
Mortgage-Backed Securities-Residential	—	274
Other	4,251	14
Total Purchases	$39,928	$288

Maturities & Calls	$22,846	$77,782

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended
	03/31/2013	03/31/2012
Purchases
State and Municipal Obligations	$18,930	$40,546
Mortgage-Backed Securities-Residential	—	18,497
Total Purchases	$18,930	$59,043

Maturities & Calls	$6,815	$8,987

# 44

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
Loan Balances:
Period-End Loans	$1,164,759	$1,172,341	$1,152,951	$1,146,641	$1,137,547
Average Loans, Year-to-Date	1,169,870	1,147,286	1,142,942	1,139,995	1,136,322
Average Loans, Quarter-to-Date	1,169,870	1,160,226	1,148,771	1,143,666	1,136,322
Period-End Assets	2,115,962	2,022,796	2,040,515	1,966,976	2,020,369

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,298	$15,003	$15,003	$15,003	$15,003
Provision for Loan Losses, YTD	100	845	670	520	280
Loans Charged-off, YTD	(890)	(782)	(604)	(433)	(297)
Recoveries of Loans Previously Charged-off	95	232	178	121	67
Net Charge-offs, YTD	(795)	(550)	(426)	(312)	(230)
Allowance for Loan Losses, End of Period	$14,603	$15,298	$15,247	$15,211	$15,053

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,298	$15,247	$15,211	$15,053	$15,003
Provision for Loan Losses, QTD	100	175	150	240	280
Loans Charged-off, QTD	(890)	(178)	(171)	(136)	(297)
Recoveries of Loans Previously Charged-off	95	54	57	54	67
Net Charge-offs, QTD	(795)	(124)	(114)	(82)	(230)
Allowance for Loan Losses, End of Period	$14,603	$15,298	$15,247	$15,211	$15,053

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,218	$6,633	$6,088	$6,822	$5,476
Restructured	473	483	518	504	121
Loans Past Due 90 or More Days and Still Accruing Interest	259	920	150	510	511
Total Nonperforming Loans	5,950	8,036	6,756	7,836	6,108
Repossessed Assets	45	64	37	25	45
Other Real Estate Owned	1,149	970	797	812	510
Total Nonperforming Assets	$7,144	$9,070	$7,590	$8,673	$6,663

Asset Quality Ratios:
Allowance to Nonperforming Loans	245.43%	190.37%	225.68%	194.11%	246.45%
Allowance to Period-End Loans	1.25	1.30	1.32	1.33	1.32
Provision to Average Loans (Quarter) (1)	0.03	0.06	0.05	0.08	0.10
Provision to Average Loans (YTD) (1)	0.03	0.07	0.08	0.09	0.10
Net Charge-offs to Average Loans (Quarter) (1)	0.28	0.04	0.04	0.03	0.08
Net Charge-offs to Average Loans (YTD) (1)	0.28	0.05	0.05	0.06	0.08
Nonperforming Loans to Total Loans	0.51	0.69	0.59	0.68	0.54
Nonperforming Assets to Total Assets	0.34	0.45	0.37	0.44	0.33
(1) Annualized

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the first quarter of 2013, we made a provision for loan losses of $100 thousand, a decrease of $75 thousand from the provision for the fourth quarter of 2012 and a decrease of $180 thousand from the provision for the first quarter of 2012. The decrease reflected a continued very modest level of net charge-offs (without considering the $753 thousand commercial loan charge-off in the first quarter of 2013, which was fully provided for in prior periods) combined with a general continuation of high quality across the portfolio, as indicated by other metrics, including the ratio of nonperforming loans to total loans and nonperforming assets to total assets, which continued at a very low and stable level.

# 45

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations. Our process for determining the provision for loan losses is described in Note 3 to our Financial Statements beginning on page 12.
Risk Elements
Our nonperforming assets at March 31, 2013 amounted to $7.1 million, a decrease of $1.9 million, or 21.2%, from the December 31, 2012 total and an increase of $481 thousand or 7.2%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At March 31, 2013, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .34%, compared to our ratio at March 31, 2012 of .33%. Both ratios are well below the ratio of 2.12% for our peer group at December 31, 2012 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	3/31/2013	12/31/2012	3/31/2012
Commercial Loans	$849	$1,246	$412
Commercial Real Estate Loans	1,551	1,332	427
Residential Real Estate Loans	2,481	2,700	2,149
Other Consumer Loans	2,336	3,179	2,213
Total Delinquent Loans	$7,217	$8,457	$5,201

At March 31, 2013, our loans in this category totaled $7.2 million, or 0.62% of loans then outstanding, a decrease of $1.2 million, or 14.7%, from the $8.5 million of such loans at December 31, 2012. The year-end 2012 total, in turn, equaled .72% of loans then outstanding. The decrease from December 31, 2012 is primarily attributable to one $1.4 million commercial loan that was partially charged-off ($753 thousand) with the remainder liquidated.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the Financial Statements. We consider all accruing commercial and commercial real estate loans classified as substandard (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at March 31, 2013 ($27.3 million) was up slightly from the dollar amount of such loans at December 31, 2012 and March 31, 2012. The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of March 31, 2013, we held for sale seven real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally from residential real estate borrowers who are experiencing stress due to the current economic environment.
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
The following is a summary of the proposed new capital rules, as issued in June of 2012:

In general, the proposed new rules expand the risk-weighting categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The proposed rules also are more restrictive in their definitions of what qualify as capital components and set new, higher minimum capital ratios. Importantly, the June 2012 proposed rules require community banks like us to begin amortizing the trust preferred securities (TRUPs) held on their books as of May 19, 2010, over a 10-year period commencing in 2013, even though such TRUPs generally were accorded “grandfathered” status under Dodd-Frank itself (i.e., would be eligible in their entirety for Tier 1 capital treatment until maturity or redemption). Any such early amortization of TRUPs may present substantial additional difficulties for community banks, like us, that are and intend to remain well

# 46

capitalized but would prefer not have to seek additional capital to replace their amortized TRUPs, in what are currently very tight capital markets, as the price of continuing to grow their asset portfolios.
In addition, for all banking organizations, including ours, the proposed new rules would add a new capital ratio, a "common equity tier 1 capital ratio." The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. The new common equity tier 1 capital ratio also will include unrealized securities gains and losses as part of both capital and assets. In addition to setting higher minimum capital ratios, the June 2012 proposed new rules, as part of their general thrust in requiring enhanced capital for all banks, would introduce a new concept, a so-called "capital conservation buffer" (set at 2.5% under the proposed rules), which must be added to each of the proposed new minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that buffer should erode below the required level, the bank would not necessarily be required to replace the capital deficit immediately and would face restrictions on paying dividends and other negative consequences until it did so. The following table compares the minimum capital ratios under the June 2012 proposed rules, including the 2.5% capital conservation buffer, with the current well-capitalized ratios:
Capital Ratios Comparison of Proposed Minimum Ratios (including the buffer) to Current Well-Capitalized Ratios

Capital Ratio	Proposed Minimum (with 2.5% buffer)	Current Well-Capitalized
Common Equity Tier 1 Capital Ratio	7.00%	N/A
Tier 1 Leverage Ratio	6.50%	5.00%
Tier 1 Risk-Based Capital Ratio	8.50%	6.00%
Total Risk-Based Capital Ratio	10.50%	10.00%

The changes in the proposed new capital rules that would have the largest impact on our regulatory capital position, at the holding company and the bank level, include:

•
the possible phase-out over 10 years of TRUPs as Tier 1 capital for mid-sized banks such as Arrow (see the discussion in the section "Recent Legislative Developments - Dodd-Frank Act" on page 35, above, and the discussion below under “Current Regulatory Capital Standards”);

•	a risk-weighting scheme for residential real estate loans based on loan to value ratios;

•	risk-weighting nonperforming loans at 150% of the carrying value thereof, versus 100% at present; and

•	a requirement to include unrealized gains or losses on available-for-sale securities, net of tax, as a component of capital.

We note that if the proposed new capital rules issued in June 2012 had been effective on March 31, 2013, as initially planned, our capital ratios would have exceeded each of the proposed minimums, including the capital conservation buffer.

As mentioned above, the proposed new capital rules issued by the bank regulators in June 2012 are undergoing further review and consideration on their part, as of the date of this Report, and may be revised before becoming final. Because of the uncertainty surrounding these proposed new capital requirements, we are not able to predict at this time the standards that may ultimately become applicable to Arrow under these rules, or the impact they may have on Arrow. We do believe the new standards will require higher minimum levels of capital for U.S. financial institutions, maybe significantly higher, than the minimum levels required under the current standards.

Current Regulatory Capital Standards

The discussion and disclosure below on current regulatory capital standards is qualified in its entirety by reference to the fact that, as discussed above, the content and impact of the new capital standards to be implemented under the Dodd-Frank Act are currently not known.

Regulatory Capital: The following discussion of capital focuses on current regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities. Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure by registered companies of non-GAAP financial measures. Thus, certain information which is generally required to be presented in connection with our disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

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

# 47

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

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of March 31, 2013:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.30%	15.15%	16.34%
Glens Falls National Bank & Trust Co.	9.03%	15.06%	16.23%
Saratoga National Bank & Trust Co.	9.60%	13.94%	15.17%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
At March 31, 2013 our holding company and both banks exceeded the minimum capital ratios established by the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).
As discussed in the preceding section of this Report, "Important Proposed Changes to Regulatory Capital Standards," there is considerable current speculation in banking and financial circles that bank regulatory capital guidelines will likely be significantly modified in forthcoming periods, based on the provisions in the Dodd-Frank Act setting new capital standards for banks and the proposed new capital rules issued in June 2012 by bank regulators, so as to require a greater degree of capital protection against sudden financial stress within banks. However, there is no certainty on what these enhanced capital standards will look like or over what period they will be imposed on the banking sectors.
Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $177.8 million at March 31, 2013, an increase of $2.0 million, or 1.1%, from the prior year-end.  The most significant contributions to stockholders' equity included net income of $5.2 million and equity received from our various stock-based compensation and dividend reinvestment plans of $610 thousand. These changes on Arrow's total shareholders' equity were offset, in part, by cash dividends of $3.0 million and purchases of our own common stock of $1.3 million.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities issued by banking organizations such as Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under bank regulatory capital guidelines; however, our TRUPs outstanding prior to this grandfathering cutoff date may continue to qualify as Tier 1 capital until maturity or redemption. However, as stated above, the proposed new capital rules issued by bank regulators in June 2012, if adopted in the form proposed, would impose an additional restriction on such TRUPs, requiring us to “phase-out” their treatment as Tier 1 capital in equal annual installments over a 10-year period, beginning in 2013.

Stock Repurchase Program: At its regular meeting in December 2012, the Board of Directors approved a 12-month stock repurchase program (the "January 2013 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2013 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in November 2011 (the "January 2012 program"), of which authorized amount a total of $3.3 million was applied to repurchases by the end of that program in December 2012. Under the January 2013 program, as under the January 2012 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through March 31, 2013, 50,600 shares having an aggregate purchase price of $1.2 million had been acquired under the January 2013 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On May 1, 2013, our Board of Directors declared the 2013 second quarter cash dividend of $.25 payable on June 15, 2013. Per share amounts in the following table have been restated for our September 2012 2% stock dividend.

# 48

			Cash
	Market Price		Dividends
	Low	High	Declared
2012
First Quarter	$22.80	$26.62	$0.245
Second Quarter	22.60	24.37	0.245
Third Quarter	23.26	25.68	0.245
Fourth Quarter	22.86	25.50	0.250
2013
First Quarter	$23.60	$25.57	$0.250
Second Quarter (dividend payable June 15, 2013)			0.250

	Quarter Ended March 31,
	2013	2012

Cash Dividends Per Share	$0.250	$0.245
Diluted Earnings Per Share	0.43	0.44
Dividend Payout Ratio	58.14%	55.68%
Total Equity (in thousands)	$177,803	$168,466
Shares Issued and Outstanding (in thousands)	12,010	11,996
Book Value Per Share	$14.80	$14.04
Intangible Assets (in thousands)	$26,460	$26,653
Tangible Book Value Per Share	$12.60	$11.82
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $478.8 million at period-end 2013, unchanged from the year-end 2012 level, resulting from the fact that maturities and our sale during the completed quarter of securities for asset and liability management purposes were redeployed in the portfolio. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but did not draw on these lines during 2013.
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $82.3 million at March 31, 2013.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At March 31, 2013, the amount available under this facility was $269.5 million, but there were no advances then outstanding.  We measure and monitor our basic liquidity as a ratio of liquid assets to short-term liabilities, both with and without the availability of borrowing arrangements.  Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flow from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences.
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

# 49

RESULTS OF OPERATIONS
Three Months Ended March 31, 2013 Compared With
Three Months Ended March 31, 2012

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	03/31/2013	03/31/2012	Change	% Change
Net Income	$5,181	$5,288	$(107)	(2.0)%
Diluted Earnings Per Share	0.43	0.44	(0.01)	(2.3)
Return on Average Assets	1.03%	1.09%	(0.06)%	(5.5)
Return on Average Equity	11.88%	12.67%	(0.79)%	(6.2)

We reported earnings (net income) of $5.2 million and diluted earnings per share (EPS) of $.43 for the first quarter of 2013, compared to net income of $5.3 million and EPS of $.44 for the first quarter of 2012.
Both quarters included net gains on the sale of securities: $318 thousand, net of tax, in the 2013 quarter, representing a positive impact on EPS of $.026; and $303 thousand, net of tax, in the 2012 quarter, representing a positive impact on EPS of $.025.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	03/31/2013	03/31/2012	Change	% Change
Interest and Dividend Income	$17,059	$18,810	$(1,751)	(9.3)%
Interest Expense	2,239	3,532	(1,293)	(36.6)
Net Interest Income	14,820	15,278	(458)	(3.0)
Tax-Equivalent Adjustment	1,063	872	191	21.9
Average Earning Assets (1)	1,922,863	1,845,576	77,287	4.2
Average Interest-Bearing Liabilities	1,590,401	1,545,098	45,303	2.9

Yield on Earning Assets (1)	3.60%	4.10%	(0.50)%	(12.2)
Cost of Interest-Bearing Liabilities	0.57	0.92	(0.35)	(38.0)
Net Interest Spread	3.03	3.18	(0.15)	(4.7)
Net Interest Margin	3.13	3.33	(0.20)	(6.0)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) fell by 20 bases points, from 3.33% to 3.13%, between the first quarter of 2012 and the first quarter of 2013, representing a 6% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 32, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) dropped by 15 basis points between the respective quarters, from 3.18% to 3.03%, a decrease of 4.7%. These measures reflect a continuing trend impacting most commercial banks, i.e., the consistent pressure on margins resulting from a very low interest rate environment. In management's view, this trend of margin compression is likely to persist in the foreseeable future. Net interest income for the just completed quarter, on a taxable equivalent basis, was lower by $458 thousand, or 3.0%, from the first quarter of 2012, as the 6.0% decrease in our net interest margin between the periods was offset, in part, by the 4.2% increase in our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $100 thousand and $280 thousand for the quarters ended March 31, 2013 and 2012, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 45.

# 50

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	03/31/2013	03/31/2012	Change	% Change
Income From Fiduciary Activities	$1,574	$1,622	$(48)	(3.0)%
Fees for Other Services to Customers	2,282	1,960	322	16.4
Insurance Commissions	2,028	1,889	139	7.4
Net Gain on Securities Transactions	527	502	25	5.0
Net Gain on the Sale of Loans	607	357	250	70.0
Other Operating Income	156	229	(73)	(31.9)
Total Noninterest Income	$7,174	$6,559	$615	9.4

Total noninterest income in the just completed quarter was $7.2 million, an increase of $615 thousand, or 9.4%, from total noninterest income of $6.6 million for the first quarter of 2012. Although other areas of noninterest income experienced increases from last year's quarter, the greatest gains were in fees for other services to customers, net gains on the sale of loans and insurance commissions. Net gain on the sale of loans increased substantially in the 2013 quarter versus the 2012 quarter due to the fact that the volume of sales increased in the 2013 period, reflecting an increase in activity as the Fed continues to hold down longer term rates by means of their purchases of mortgage-backed securities.
For the just completed 2013 quarter, income from fiduciary activities decreased $48 thousand, or 3.0%, from the comparable 2012 quarter. At quarter-end 2013, the market value of assets under trust administration and investment management amounted to $1.095 billion, an increase of $56.5 million, or 5.4%, from quarter-end 2012. The growth in balances was generally attributable to the addition of new accounts and positive investment returns. The quarter-to-quarter decrease in income was primarily attributable to a decrease in estate administration fees, which is a more volatile source of income from fiduciary activities. In addition, period-end values of assets under administration may not necessarily reflect average values of assets during the periods in question, due to the significant fluctuations in the equity and bond markets from time-to-time. A significant portion of our fiduciary fees, however, is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset, and if the trend continues, will continue to offset, at least in part, the negative effect of reduced debit interchange rates. We do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. The increase in quarter-to-quarter income in this area was primarily attributable to debit card activity.
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
The decrease in other operating income was primarily attributable to losses on the sales of other real estate owned.

# 51

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	03/31/2013	03/31/2012	Change	% Change
Salaries and Employee Benefits	$7,621	$7,903	$(282)	(3.6)%
Occupancy Expense of Premises, Net	1,210	1,054	156	14.8
Furniture and Equipment Expense	1,066	970	96	9.9
FDIC and FICO Assessments	264	255	9	3.5
Amortization	124	138	(14)	(10.1)
Other Operating Expense	3,126	2,826	300	10.6
Total Noninterest Expense	$13,411	$13,146	$265	2.0
Efficiency Ratio	61.90%	60.97%	0.93%	1.5

Noninterest expense for the first quarter of 2013 was $13.4 million, an increase of $265 thousand, or 2.0%, from the expense for the first quarter of 2012. For the first quarter of 2013, our efficiency ratio was 61.90%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 32 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended December 31, 2012 (the most recent reporting period for which peer group information is available), the peer group ratio was 70.23%, and our ratio was 59.21% (not adjusted).
Salaries and employee benefits expense were actually lower in 2013 than in 2012 due primarily to the retirement of two experienced senior officers on December 31, 2012 and decreased provisions for incentive compensation.
The increase in occupancy expense was attributable to an increase in utilities at all of our facilities and to the November 2012 opening of a newly constructed building adjacent to our main office in downtown Glens Falls, New York, housing our commercial lending activities and our trust department's sales, administration and operations.
The increase in furniture and equipment expense was primarily attributable to an increase in equipment depreciation and data processing expenses.
Other operating expense includes a variety of categories. In our case, the categories demonstrating the largest increase in cost between the periods was third party computer processing expenses and carrying costs for other real estate owned.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	03/31/2013	03/31/2012	Change	% Change
Provision for Income Taxes	$2,239	$2,251	$(12)	(0.5)%
Effective Tax Rate	30.2%	29.9%	0.3	1.0
The provisions for federal and state income taxes amounted to $2.2 million and $2.3 million for the respective three-month periods of 2013 and 2012. The effective tax rate was essentially unchanged.

# 52

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
We occasionally are forced to make ad hoc adjustments to our model. Throughout the first three months of 2013, the targeted federal funds rate remained within a range of 0 to .25%. The resulting abnormally low short-term rates caused us to reevaluate our assumptions for the decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, because we cannot project the effect of a deposit or other liability rate decrease below zero and prevailing rates for many of our liabilities, especially short-term deposits, are already very close to zero. Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we made no downward shift in interest rates for our liabilities or our assets on the short end of the yield curve, even if such rates slightly exceed zero at the measurement date. We also always assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of March 31, 2013, a 200 basis point increase in all interest rates demonstrated a 2.20% decrease in net interest income, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, adjusted as discussed above) demonstrated a 1.11% decrease in net interest income when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 53

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

Item 1.A.
Risk Factors
We believe that the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such risk factors listed in Part I, Item 1A. of our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2012.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its own equity securities (i.e., Arrow’s common stock) during the three months ended March 31, 2013:

First Quarter 2013 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
January	13,695	$24.10	10,000	$4,762,200
February	7,186	24.66	—	4,762,200
March	60,608	24.71	40,600	3,761,004
Total	81,489	24.61	50,600
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: January – DRIP market purchases (3,695 shares); February – DRIP market purchases (3,555 shares), Employee Stock Plans (3,631 shares); March – DRIP market purchases (20,008 shares).
2 Represents the number of shares repurchased under the Company’s publicly-announced stock repurchase program in effect during such period (i.e., the $5 million stock repurchase program authorized by the Board of Directors in November 2012 and effective January 1, 2013 (the “2013 Repurchase Program”)).
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2013 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

# 54

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

# 55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

May 8, 2013	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

May 8, 2013	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 56