Form 10-Q
period 2013-06-30
ARROW FINANCIAL CORP
filed 2013-08-07
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2013
Common Stock, par value $1.00 per share	12,052,744

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2013	December 31, 2012	June 30, 2012
ASSETS
Cash and Due From Banks	$32,706	$37,076	$31,391
Interest-Bearing Deposits at Banks	11,894	11,756	26,360
Investment Securities:
Available-for-Sale	501,574	478,698	431,010
Held-to-Maturity (Approximate Fair Value of $252,691 at June 30, 2013, $248,252 at December 31, 2012, and $261,574 at June 30, 2012)	248,914	239,803	252,902
Federal Home Loan Bank and Federal Reserve Bank Stock	6,136	5,792	4,479
Loans	1,204,734	1,172,341	1,146,641
Allowance for Loan Losses	(14,678)	(15,298)	(15,211)
Net Loans	1,190,056	1,157,043	1,131,430
Premises and Equipment, Net	29,301	28,897	24,823
Other Real Estate and Repossessed Assets, Net	1,175	1,034	837
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	4,384	4,492	4,608
Accrued Interest Receivable	5,708	5,486	5,712
Other Assets	29,318	30,716	31,421
Total Assets	$2,083,169	$2,022,796	$1,966,976
LIABILITIES
Noninterest-Bearing Deposits	$261,910	$247,232	$248,224
NOW Accounts	754,371	758,287	691,001
Savings Deposits	494,586	442,363	437,568
Time Deposits of $100,000 or More	87,369	93,375	108,277
Other Time Deposits	181,669	189,898	219,813
Total Deposits	1,779,905	1,731,155	1,704,883
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	14,738	12,678	16,097
Federal Home Loan Bank Overnight Advances	40,000	29,000	—
Federal Home Loan Bank Term Advances	30,000	30,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	493	584	898
Other Liabilities	20,426	23,554	23,158
Total Liabilities	1,905,562	1,846,971	1,795,036
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,416,163 Shares Issued at June 30, 2013 and December 31, 2012 and 16,094,277 Shares Issued at June 30, 2012)	16,416	16,416	16,094
Additional Paid-in Capital	219,772	218,650	209,354
Retained Earnings	30,625	26,251	28,951
Unallocated ESOP Shares (95,172 Shares at June 30, 2013, 102,890 Shares at December 31, 2012 and 105,211 Shares at June 30, 2012)	(1,900)	(2,150)	(2,250)
Accumulated Other Comprehensive Loss	(11,739)	(8,462)	(6,289)
Treasury Stock, at Cost (4,277,680 Shares at June 30, 2013, 4,288,617 Shares at December 31, 2012, and 4,223,388 Shares at June 30, 2012)	(75,567)	(74,880)	(73,920)
Total Stockholders’ Equity	177,607	175,825	171,940
Total Liabilities and Stockholders’ Equity	$2,083,169	$2,022,796	$1,966,976
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,650	$13,628	$25,433	$27,586
Interest on Deposits at Banks	19	36	46	57
Interest and Dividends on Investment Securities:
Fully Taxable	1,639	2,480	3,435	5,118
Exempt from Federal Taxes	1,501	1,389	2,891	2,710
Total Interest and Dividend Income	15,809	17,533	31,805	35,471
INTEREST EXPENSE
NOW Accounts	786	976	1,564	2,035
Savings Deposits	277	329	545	686
Time Deposits of $100,000 or More	305	569	624	1,177
Other Time Deposits	505	1,074	1,059	2,220
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	6	5	9	11
Federal Home Loan Bank Advances	199	172	372	369
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	145	154	289	313
Total Interest Expense	2,223	3,279	4,462	6,811
NET INTEREST INCOME	13,586	14,254	27,343	28,660
Provision for Loan Losses	100	240	200	520
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,486	14,014	27,143	28,140
NONINTEREST INCOME
Income From Fiduciary Activities	1,758	1,601	3,332	3,223
Fees for Other Services to Customers	2,371	2,054	4,653	4,014
Insurance Commissions	2,176	2,107	4,204	3,996
Gain on Securities Transactions	13	143	540	645
Net Gain on Sales of Loans	498	537	1,105	894
Other Operating Income	255	366	411	595
Total Noninterest Income	7,071	6,808	14,245	13,367
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,637	7,794	15,258	15,697
Occupancy Expenses, Net	2,119	1,970	4,395	3,994
FDIC Assessments	267	256	531	511
Other Operating Expense	3,251	2,631	6,501	5,595
Total Noninterest Expense	13,274	12,651	26,685	25,797
INCOME BEFORE PROVISION FOR INCOME TAXES	7,283	8,171	14,703	15,710
Provision for Income Taxes	2,076	2,577	4,315	4,828
NET INCOME	$5,207	$5,594	$10,388	$10,882
Average Shares Outstanding:
Basic	12,021	11,994	12,026	12,000
Diluted	12,038	12,009	12,044	12,019
Per Common Share:
Basic Earnings	$0.43	$0.47	$0.86	$0.91
Diluted Earnings	0.43	0.47	0.86	0.91

Share and Per Share Amounts have been restated for the September 2012 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$5,207	$5,594	$10,388	$10,882
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	(3,643)	445	(3,423)	347
Reclassification Adjustment for Securities Gains Included in Net Income	(8)	(86)	(326)	(389)
Amortization of Net Retirement Plan Actuarial Loss	236	229	472	457
Accretion of Net Retirement Plan Prior Service Credit	—	(5)	—	(9)
Other Comprehensive Income (Loss)	(3,415)	583	(3,277)	406
Comprehensive Income	$1,792	$6,177	$7,111	$11,288

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	10,388	—	—	—	10,388
Other Comprehensive (Loss) Income	—	—	—	—	(3,277)	—	(3,277)
Cash Dividends Paid, $.50 per Share [1]	—	—	(6,014)	—	—	—	(6,014)
Stock Options Exercised (23,685 Shares)	—	262	—	—	—	233	495
Shares Issued Under the Directors’ Stock Plan (4,255 Shares)	—	64	—	—	—	42	106
Shares Issued Under the Employee Stock Purchase Plan (10,402 Shares)	—	141	—	—	—	103	244
Shares Issued for Dividend Reinvestment Plans (17,323 Shares)	—	260	—	—	—	170	430
Stock-Based Compensation Expense	—	189	—	—	—	—	189
Tax Benefit for Disposition of Stock Options	—	9	—	—	—	—	9
Purchase of Treasury Stock (54,231 Shares)	—	—	—	—	—	(1,329)	(1,329)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (7,718 Shares)	—	58	—	250	—	—	308
Balance at June 30, 2013	$16,416	$219,772	$30,625	$(1,900)	$(11,739)	$(75,567)	$177,607

Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	10,882	—	—	—	10,882
Other Comprehensive (Loss) Income	—	—	—	—	406	—	406
Cash Dividends Paid, $.49 per Share [1]	—	—	(5,878)	—	—	—	(5,878)
Stock Options Exercised (52,502 Shares)	—	627	—	—	—	522	1,149
Shares Issued Under the Directors’ Stock Plan (3,667 Shares)	—	51	—	—	—	36	87
Shares Issued Under the Employee Stock Purchase Plan (10,377 Shares)	—	139	—	—	—	103	242
Shares Issued for Dividend Reinvestment Plans (38,227 Shares)	—	549	—	—	—	380	929
Stock-Based Compensation Expense	—	207	—	—	—	—	207
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (120,117 Shares)	—	—	—	—	—	(2,954)	(2,954)
Acquisition of Subsidiaries (5,426 Shares)	—	79	—	—	—	54	133
Allocation of ESOP Stock (12,291 Shares)	—	49	—	250	—	—	299
Balance at June 30, 2012	$16,094	$209,354	$28,951	$(2,250)	$(6,289)	$(73,920)	$171,940

1 Cash dividends paid per share have been adjusted for the September 2012 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities:	2013	2012
Net Income	$10,388	$10,882
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	200	520
Depreciation and Amortization	4,785	4,363
Allocation of ESOP Stock	308	299
Gains on the Sale of Securities Available-for-Sale	(527)	(645)
Gains on the Sale of Securities Held-to-Maturity	(18)	—
Losses on the Sale of Securities Held-to-Maturity	5	—
Loans Originated and Held-for-Sale	(32,465)	(27,593)
Proceeds from the Sale of Loans Held-for-Sale	35,868	27,680
Net Gains on the Sale of Loans	(1,105)	(894)
Net Losses (Gains) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	106	(38)
Contributions to Pension Plans	(221)	(160)
Deferred Income Tax Benefit	(93)	(311)
Shares Issued Under the Directors’ Stock Plan	106	87
Stock-Based Compensation Expense	189	207
Net Decrease in Other Assets	3,760	1,564
Net (Decrease) Increase in Other Liabilities	(2,690)	775
Net Cash Provided By Operating Activities	18,596	16,736
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	16,273	16,385
Proceeds from the Maturities and Calls of Securities Available-for-Sale	60,679	125,354
Purchases of Securities Available-for-Sale	(107,772)	(18,041)
Proceeds from the Sale of Securities Held-to-Maturity	1,181	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	17,905	22,454
Purchases of Securities Held-to-Maturity	(29,112)	(125,207)
Net Increase in Loans	(36,195)	(15,544)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	440	583
Purchase of Premises and Equipment	(1,453)	(3,055)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net (Increase) Decrease in Other Investments	(344)	2,243
Net Cash (Used In) Provided By Investing Activities	(78,473)	5,097
Cash Flows from Financing Activities:
Net Increase in Deposits	48,750	60,837
Net Decrease (Increase) Decrease in Short-Term Borrowings	13,060	(52,196)
Repayments of Federal Home Loan Bank Term Advances	—	(10,000)
Purchase of Treasury Stock	(1,329)	(2,954)
Stock Options Exercised	495	1,149
Shares Issued Under the Employee Stock Purchase Plan	244	242
Tax Benefit from Exercise of Stock Options	9	53
Shares Issued for Dividend Reinvestment Plans	430	929
Cash Dividends Paid	(6,014)	(5,878)
Net Cash Provided By (Used In) Financing Activities	55,645	(7,818)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,232)	14,015
Cash and Cash Equivalents at Beginning of Period	48,832	43,736
Cash and Cash Equivalents at End of Period	$44,600	$57,751

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$4,552	$7,059
Income Taxes	4,011	3,316
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	684	855
Acquisition of Subsidiaries	233	133

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of June 30, 2013, December 31, 2012 and June 30, 2012; the results of operations for the three and six-month periods ended June 30, 2013 and 2012; the consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2013 and 2012; the changes in stockholders' equity for the six-month periods ended June 30, 2013 and 2012; and the cash flows for the six-month periods ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2012, included in Arrow's 2012 Form 10-K.

New Accounting Standards Updates (ASU): During 2013, through the date of this report, the FASB issued nine accounting standards updates. Eight did not apply to Arrow. ASU 2013-02 "Comprehensive Income" requires additional disclosures relating to reclassifications out of accumulated other comprehensive income. Since the ASU was effective for this Form 10-Q, the new disclosures are included in the Consolidating Statements of Income and Note 5 - Comprehensive Income.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at June 30, 2013, December 31, 2012 and June 30, 2012:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
June 30, 2013
Available-For-Sale Securities, at Amortized Cost	$151,199	$131,154	$197,775	$17,219	$1,120	$498,467
Available-For-Sale Securities, at Fair Value	150,046	130,444	203,230	16,711	1,143	501,574
Gross Unrealized Gains	—	135	5,586	—	23	5,744
Gross Unrealized Losses	1,153	845	131	508	—	2,637
Available-For-Sale Securities, Pledged as Collateral						270,243

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	47,464	19,226	—		66,690
From 1 - 5 Years	151,199	80,191	168,347	16,219		415,956
From 5 - 10 Years	—	2,819	10,202	—		13,021
Over 10 Years	—	680	—	1,000		1,680

Maturities of Debt Securities, at Fair Value:
Within One Year	—	47,501	19,969	—		67,470
From 1 - 5 Years	150,046	79,434	172,421	15,911		417,812
From 5 - 10 Years	—	2,829	10,840	—		13,669
Over 10 Years	—	680	—	800		1,480

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$150,048	$80,443	$6,750	$15,910	$—	$253,151
12 Months or Longer	—	4,228	—	800	—	5,028
Total	$150,048	$84,671	$6,750	$16,710	$—	$258,179
Number of Securities in a Continuous Loss Position	47	347	3	22	—	419

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$1,153	$826	$131	$308	$—	$2,418

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
12 Months or Longer	—	19	—	200	—	219
Total	$1,153	$845	$131	$508	$—	$2,637
December 31, 2012
Available-For-Sale Securities, at Amortized Cost	$122,297	$84,798	$252,480	$8,689	$1,120	$469,384
Available-For-Sale Securities, at Fair Value	122,457	84,838	261,804	8,451	1,148	478,698
Gross Unrealized Gains	204	206	9,405	—	28	9,843
Gross Unrealized Losses	44	166	81	238	—	529
Available-For-Sale Securities, Pledged as Collateral						260,292

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,531	$46,627	$10,230	$8,451	$—	$137,839
12 Months or Longer	—	2,149	4,968	—	—	7,117
Total	$72,531	$48,776	$15,198	$8,451	$—	$144,956
Number of Securities in a Continuous Loss Position	22	198	7	11	—	238

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$44	$160	$50	$238	$—	$492
12 Months or Longer	—	6	31	—	—	37
Total	$44	$166	$81	$238	$—	$529

June 30, 2012
Available-For-Sale Securities, at Amortized Cost	$48,300	$54,746	$314,394	$1,001	$1,364	$419,805
Available-For-Sale Securities, at Fair Value	48,655	55,013	325,076	801	1,465	431,010
Gross Unrealized Gains	355	284	10,863	—	107	11,609
Gross Unrealized Losses	—	17	181	200	6	404
Available-For-Sale Securities, Pledged as Collateral						184,631

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$—	$8,637	$23,477	$800	$—	$32,914
12 Months or Longer	—	—	—	—	39	39
Total	$—	$8,637	$23,477	$800	$39	$32,953
Number of Securities in a Continuous Loss Position	—	29	9	1	1	40

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$17	$181	$200	$—	$398
12 Months or Longer	—	—	—	—	6	6
Total	$—	$17	$181	$200	$6	$404

# 9

The following table is the schedule of Held-To-Maturity Securities at June 30, 2013, December 31, 2012 and June 30, 2012:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
June 30, 2013
Held-To-Maturity Securities, at Amortized Cost	$200,182	$47,732	$1,000	$248,914
Held-To-Maturity Securities, at Fair Value	204,153	47,538	1,000	252,691
Gross Unrealized Gains	4,833	8	—	4,841
Gross Unrealized Losses	862	202	—	1,064
Held-To-Maturity Securities, Pledged as Collateral				247,914

Maturities of Debt Securities, at Amortized Cost:
Within One Year	53,463	—	—	53,463
From 1 - 5 Years	75,659	47,732	—	123,391
From 5 - 10 Years	67,248	—	—	67,248
Over 10 Years	3,812	—	1,000	4,812

Maturities of Debt Securities, at Fair Value:
Within One Year	53,490	—	—	53,490
From 1 - 5 Years	76,624	47,538	—	124,162
From 5 - 10 Years	70,091	—	—	70,091
Over 10 Years	3,948	—	1,000	4,948

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$39,598	$42,813	$—	$82,411
12 Months or Longer	13,204	—	—	13,204
Total	$52,802	$42,813	$—	$95,615
Number of Securities in a Continuous Loss Position	172	27	—	199

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$712	$203	$—	$915
12 Months or Longer	149	—	—	149
Total	$861	$203	$—	$1,064

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,373	$55,430	$1,000	$239,803
Held-To-Maturity Securities, at Fair Value	191,196	56,056	1,000	248,252
Gross Unrealized Gains	7,886	626	—	8,512
Gross Unrealized Losses	63	—	—	63
Held-To-Maturity Securities, Pledged as Collateral				238,803

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$21,583	$—	$—	$21,583
12 Months or Longer	503	—	—	503
Total	$22,086	$—	$—	$22,086
Number of Securities in a Continuous Loss Position	61	—	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$62	$—	$—	$62
12 Months or Longer	1	—	—	1
Total	$63	$—	$—	$63

June 30, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,277	$68,625	$1,000	$252,902
Held-To-Maturity Securities, at Fair Value	191,297	69,277	1,000	261,574
Gross Unrealized Gains	8,055	652	—	8,707
Gross Unrealized Losses	35	—	—	35
Held-To-Maturity Securities, Pledged as Collateral				251,902

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$14,908	$—	$—	$14,908
12 Months or Longer	—	—	—	—
Total	$14,908	$—	$—	$14,908
Number of Securities in a Continuous Loss Position	34	—	—	34

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$35	$—	$—	$35
12 Months or Longer	—	—	—	—
Total	$35	$—	$—	$35

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at June 30, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $151.2 million and a fair value of $150.0 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $34.1 million and a fair value of $35.1 million and GSE securities with an amortized cost of $163.7 million and a fair value of $168.1 million. In the held-to-maturity category at June 30, 2013, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $47.7 million and a fair value of $47.5 million.

In the available-for-sale category at June 30, 2012, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $48.3 million and a fair value of $48.7 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $42.5 million and a fair value of $44.0 million and GSEs with an amortized cost of $271.9 million and a fair value of $281.1 million. In the held-to-maturity category at June 30, 2012, mortgage-backed securities-residential consisted of GSEs with an amortized cost of $68.6 million and a fair value of $69.3 million.

Securities in a continuous loss position, in the tables above for June 30, 2013, December 31, 2012 and June 30, 2012 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to June 30, 2013, there were no securities downgraded below investment grade.

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

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of June 30, 2013, December 31, 2012 and June 30, 2012 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $503, $2,801 and $1,699 as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively, are included in the residential real estate loan balances.

# 12

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2013
Loans Past Due 30-59 Days	$765	$—	$262	$16	$2,346	$1,161	$4,550
Loans Past Due 60-89 Days	655	—	997	15	527	1,196	3,390
Loans Past Due 90 or more Days	220	—	1,875	4	114	1,402	3,615
Total Loans Past Due	1,640	—	3,134	35	2,987	3,759	11,555
Current Loans	85,909	30,980	256,665	7,421	372,073	440,131	1,193,179
Total Loans	$87,549	$30,980	$259,799	$7,456	$375,060	$443,890	$1,204,734

Loans 90 or More Days Past Due and Still Accruing Interest	$154	$—	$—	$—	$—	$606	$760
Nonaccrual Loans	$299	$—	$1,941	$7	$264	$3,080	$5,591

December 31, 2012
Loans Past Due 30-59 Days	$1,045	$—	$534	$43	$2,427	$407	$4,456
Loans Past Due 60-89 Days	1,588	—	1,332	17	793	2,466	6,196
Loans Past Due 90 or more Days	494	—	1,871	—	185	1,462	4,012
Total Loans Past Due	3,127	—	3,737	60	3,405	4,335	14,664
Current Loans	102,409	29,149	241,440	6,624	345,695	432,360	1,157,677
Total Loans	$105,536	$29,149	$245,177	$6,684	$349,100	$436,695	$1,172,341

Loans 90 or More Days Past Due and Still Accruing Interest	$126	$—	$378	$—	$42	$374	$920
Nonaccrual Loans	$1,787	$—	$2,026	$1	$419	$2,400	$6,633

June 30, 2012
Loans Past Due 30-59 Days	$441	$—	$371	$13	$2,225	$1,554	$4,604
Loans Past Due 60-89 Days	1,779	—	—	5	483	639	2,906
Loans Past Due 90 or more Days	—	—	692	—	124	1,818	2,634
Total Loans Past Due	2,220	—	1,063	18	2,832	4,011	10,144
Current Loans	99,074	17,628	234,798	6,525	331,266	447,206	1,136,497
Total Loans	$101,294	$17,628	$235,861	$6,543	$334,098	$451,217	$1,146,641

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$27	$—	$—	$477	$504
Nonaccrual Loans	$1,675	$—	$1,511	$1	$536	$3,099	$6,822

# 13

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
March 31, 2013	$1,619	$612	$3,379	$308	$4,294	$3,392	$999	$14,603
Charge-offs	(15)	—	—	(5)	(72)	—	—	(92)
Recoveries	36	—	—	—	31	—	—	67
Provision	(88)	34	(86)	(4)	104	16	124	100
June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678

March 31, 2012	$1,834	$661	$3,297	$352	$4,530	$3,300	$1,079	$15,053
Charge-offs	(10)	—	—	(23)	(70)	(33)	—	(136)
Recoveries	1	—	—	3	50	—	—	54
Provision	273	(133)	(2)	23	61	184	(166)	240
June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451	$913	$15,211

Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(788)	—	(11)	(13)	(170)	—	—	(982)
Recoveries	40	—	—	—	122	—	—	162
Provision	(44)	45	254	8	(131)	3	65	200
June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678

December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(15)	—	(167)	(42)	(176)	(33)	—	(433)
Recoveries	3	—	—	9	109	—	—	121
Provision	183	(74)	326	38	142	70	(165)	520
June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451	$913	$15,211

June 30, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678
Ending Loan Balance - Individually Evaluated for Impairment	$33	$—	$1,481	$—	$184	$1,078	$—	$2,776
Ending Loan Balance - Collectively Evaluated for Impairment	$87,516	$30,980	$258,318	$7,456	$374,876	$442,812	$—	$1,201,958

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$853	$—	$—	$—	$—	$—	$—	$853
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,491	$601	$3,050	$304	$4,536	$3,405	$1,058	$14,445
Ending Loan Balance - Individually Evaluated for Impairment	$1,432	$—	$2,528	$—	$203	$1,090	$—	$5,253
Ending Loan Balance - Collectively Evaluated for Impairment	$104,104	$29,149	$242,649	$6,684	$348,897	$435,605	$—	$1,167,088

June 30, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$765	$—	$—	$—	$—	$—	$—	$765
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,333	$528	$3,295	$355	$4,571	$3,451	$913	$14,446
Ending Loan Balance - Individually Evaluated for Impairment	$1,699	$—	$1,625	$—	$213	$1,490	$—	$5,027
Ending Loan Balance - Collectively Evaluated for Impairment	$99,595	$17,628	$234,236	$6,543	$333,885	$449,727	$—	$1,141,614

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

Quantitative Analysis:  Quantitatively, we determine the historical loss rate for each homogeneous loan pool.  During the previous five years we have had little charge-off activity on loans secured by residential real estate.  Indirect consumer lending (principally automobile loans) represents a significant component of our total loan portfolio and historically contains the majority of our total loan charge-offs.  We have had only two small losses on commercial real estate loans in the previous five years.  Prior to the first quarter of 2013, losses on commercial loans (other than those secured by real estate) were also historically low, but can vary widely from year-to-year; this is the most complex category of loans in our loss analysis. For the whole portfolio, our net charge-offs for the previous five years have been at or near historical lows for our Company.  Annualized net charge-offs for the entire loan portfolio has ranged from .04% to .09% of average loans during this period, although we may exceed that range for all of 2013, due to one large commercial charge-off in the first quarter of 2013.

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

# 15

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

# 16

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at June 30, 2013, December 31, 2012 and June 30, 2012:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$81,067	$29,816	$238,702				$349,585
Special Mention	262	—	1,349				1,611
Substandard	6,220	1,164	19,748				27,132
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,449	$374,796	$440,203	822,448
Nonperforming				7	264	3,687	3,958

December 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	97,085	27,913	225,312				350,310
Special Mention	192	—	1,419				1,611
Substandard	6,872	1,236	18,446				26,554
Doubtful	1,387	—	—				1,387
Credit Risk Profile Based on Payment Activity:
Performing				6,683	348,676	433,922	789,281
Nonperforming				1	424	2,773	3,198

June 30, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	93,621	15,826	213,937				323,384
Special Mention	2,393	—	2,433				4,826
Substandard	5,280	1,802	19,491				26,573
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,542	333,562	447,641	787,745
Nonperforming				1	536	3,576	4,113

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

# 17

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
June 30, 2013
Recorded Investment:
With No Related Allowance	$33	$—	$1,481	$—	$184	$1,078	$2,776
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	33	—	1,481	—	184	1,078	2,776
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2012
Recorded Investment:
With No Related Allowance	$45	$—	$2,528	$—	$203	$1,090	$3,866
With a Related Allowance	1,387	—	—	—	—	—	1,387
Unpaid Principal Balance:
With No Related Allowance	45	—	2,695	—	203	1,090	4,033
With a Related Allowance	1,387	—	—	—	—	—	1,387

June 30, 2012
Recorded Investment:
With No Related Allowance	$58	$—	$1,625	$—	$213	$1,490	$3,386
With a Related Allowance	1,641	—	—	—	—	—	1,641
Unpaid Principal Balance:
With No Related Allowance	58	—	1,458	—	213	1,490	$3,219
With a Related Allowance	1,641	—	—	—	—	—	1,641

For the Quarter Ended:
June 30, 2013
Average Recorded Balance:
With No Related Allowance	$35	$—	$1,493	$—	$183	$1,082	$2,793
With a Related Allowance	—	—	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	1	—	—	—	3	—	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

June 30, 2012
Average Recorded Balance:
With No Related Allowance	$60	$—	$1,707	$—	$227	$1,645	$3,639
With a Related Allowance	559	—	—	—	—	—	559
Interest Income Recognized:
With No Related Allowance	1	—	6	—	3	3	13
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	6	—	—	—	6
With a Related Allowance	—	—	—	—	—	—	—

# 18

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year-To-Date Period Ended:
June 30, 2013
Average Recorded Balance:
With No Related Allowance	$39	$—	$2,005	$—	$194	$1,084	$3,322
With a Related Allowance	345	—	—	—	—	—	345
Interest Income Recognized:
With No Related Allowance	2	—	—	—	5	4	11
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

June 30, 2012
Average Recorded Balance:
With No Related Allowance	$62	$—	$1,789	$—	$241	$1,799	$3,891
With a Related Allowance	280	—	—	—	—	—	280
Interest Income Recognized:
With No Related Allowance	3	—	44	—	5	4	56
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	44	—	—	—	44
With a Related Allowance	—	—	—	—	—	—	—

At June 30, 2013, December 31, 2012 and June 30, 2012, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at June 30, 2013 and June 30, 2012. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 19

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
June 30, 2013
Number of Loans	—	—	—	—	3	—	3
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$30	$—	$30
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$30	$—	$30

June 30, 2012
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16

For the Year-To-Date Period Ended:
June 30, 2013
Number of Loans	—	—	—	—	5	—	5
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$41	$—	$41
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$41	$—	$41

June 30, 2012
Number of Loans	—	—	—	—	7	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$60	$—	$60
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$60	$—	$60

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of June 30, 2013.

# 20

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012:

Loan Commitments and Letters of Credit
	06/30/2013	12/31/2012	06/30/2012
Notional Amount:
Commitments to Extend Credit	$219,622	$198,405	$211,117
Standby Letters of Credit	3,439	10,929	11,389
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	56	118	100

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at June 30, 2013, December 31, 2012 and June 30, 2012 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at June 30, 2013, December 31, 2012 and June 30, 2012, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and six months ended June 30, 2013 and 2012 :

Schedule of Comprehensive Income
	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2013
Net Unrealized Securities Holding Gains Arising During the Period	$(6,034)	$2,391	$(3,643)	$(5,667)	$2,244	$(3,423)
Reclassification Adjustment for Securities Gains Included in Net Income	(13)	5	(8)	(540)	214	(326)
Amortization of Net Retirement Plan Actuarial Loss	392	(156)	236	783	(311)	472
Other Comprehensive Income	$(5,655)	$2,240	$(3,415)	$(5,424)	$2,147	$(3,277)

2012
Net Unrealized Securities Holding Gains Arising During the Period	$739	$(294)	$445	$577	$(230)	$347
Reclassification Adjustment for Securities Gains Included in Net Income	(143)	57	(86)	(645)	256	(389)
Amortization of Net Retirement Plan Actuarial Loss	379	(150)	229	757	(300)	457
Accretion of Net Retirement Plan Prior Service Credit	(8)	3	(5)	(15)	6	(9)
Other Comprehensive Income	$967	$(384)	$583	$674	$(268)	$406

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

March 31, 2013	$5,527	$(13,800)	$(51)	$(8,324)
Other comprehensive income before reclassifications	(3,643)	—	—	(3,643)
Amounts reclassified from accumulated other comprehensive income	(8)	236	—	228
Net current-period other comprehensive income	(3,651)	236	—	(3,415)
June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)

March 31, 2012	$6,407	$(13,481)	$202	$(6,872)
Other comprehensive income before reclassifications	445	—	—	445
Amounts reclassified from accumulated other comprehensive income	(86)	229	(5)	138
Net current-period other comprehensive income	359	229	(5)	583
June 30, 2012	$6,766	$(13,252)	$197	$(6,289)

For the Year-To-Date periods ended:

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	(3,423)	—	—	(3,423)
Amounts reclassified from accumulated other comprehensive income	(326)	472	—	146
Net current-period other comprehensive income	(3,749)	472	—	(3,277)
June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)

December 31, 2011	$6,808	$(13,709)	$206	$(6,695)
Other comprehensive income before reclassifications	347	—	—	347
Amounts reclassified from accumulated other comprehensive income	(389)	457	(9)	59
Net current-period other comprehensive income	(42)	457	(9)	406
June 30, 2012	$6,766	$(13,252)	$197	$(6,289)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

June 30, 2013

Unrealized gains and losses on available-for-sale securities
	$13		Gain on Securities Transactions
	13		Total before tax
	(5)		Provision for Income Taxes
	$8		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(392)	(2)	Salaries and Employee Benefits
	(392)		Total before tax
	156		Provision for Income Taxes
	$(236)		Net of tax

Total reclassifications for the period	$(228)		Net of tax

June 30, 2012

Unrealized gains and losses on available-for-sale securities
	$143		Gain on Securities Transactions
	143		Total before tax
	(57)		Provision for Income Taxes
	$86		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$8	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(379)	(2)	Salaries and Employee Benefits
	(371)		Total before tax
	147		Provision for Income Taxes
	$(224)		Net of tax

Total reclassifications for the period	$(138)		Net of tax

# 24

For the Year-to-date periods ended:

June 30, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$—	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(783)	(2)	Salaries and Employee Benefits
	(783)		Total before tax
	311		Provision for Income Taxes
	$(472)		Net of tax

Total reclassifications for the period	$(146)		Net of tax

June 30, 2012

Unrealized gains and losses on available-for-sale securities
	$645		Gain on Securities Transactions
	645		Total before tax
	(256)		Provision for Income Taxes
	$389		Net of tax

Amortization of defined benefit pension items
Prior-service costs	15	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(757)	(2)	Salaries and Employee Benefits
	(742)		Total before tax
	294		Provision for Income Taxes
	$(448)		Net of tax

Total reclassifications for the period	$(59)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details.).

# 25

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

The following table presents a roll-forward of our stock option plans and grants issued during 2013:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2013	442,385
Granted	10,000
Exercised	(23,685)
Forfeited	(6,520)
Outstanding at June 30, 2013	422,180
Exercisable at Period End	302,574
Vested and Expected to Vest	422,180

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2013	$23.03
Granted	24.28
Exercised	20.93
Forfeited	25.77
Outstanding at June 30, 2013	23.14
Exercisable at Period End	22.67
Vested and Expected to Vest	23.14

Grants Issued During 2013 - Weighted Average Information:
Fair Value	5.57
Fair Value Assumptions:
Dividend Yield	4.20%
Expected Volatility	36.57%
Risk Free Interest Rate	1.31%
Expected Lives (in years)	6.71

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended June 30, 2013 and 2012:

Share-Based Compensation Expense
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Share-Based Compensation Expense	$92	$108	$189	$207

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and six-month periods ended June 30:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended June 30, 2013:
Service Cost	$367	$5	$51
Interest Cost	276	10	69
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service Cost (Credit)	9	20	(29)
Amortization of Net Loss	312	38	42
Net Periodic Benefit Cost	$248	$73	$133

Plan Contributions During the Period	—	110	94

For the Three Months Ended June 30, 2012:
Service Cost	$339	$19	$45
Interest Cost	534	51	93
Expected Return on Plan Assets	(755)	—	—
Amortization of Prior Service (Credit) Cost	10	11	(29)
Amortization of Net Loss	311	35	33
Net Periodic Benefit Cost	$439	$116	$142

Plan Contributions During the Period	$—	$80	$158

Net Periodic Benefit Cost
For the Six Months Ended June 30, 2013:
Service Cost	$734	$27	$102
Interest Cost	629	48	150
Expected Return on Plan Assets	(1,432)	—	—
Amortization of Prior Service Cost (Credit)	18	40	(58)
Amortization of Net Loss	624	76	83
Net Periodic Benefit Cost	$573	$191	$277

Plan Contributions During the Period	$—	$221	$175

Estimated Future Contributions in the Current Fiscal Year	$—	$221	$175

For the Six Months Ended June 30, 2012:
Service Cost	$679	$38	$90
Interest Cost	938	102	181
Expected Return on Plan Assets	(1,510)	—	—
Amortization of Prior Service (Credit) Cost	20	22	(57)
Amortization of Net Loss	621	70	66
Net Periodic Benefit Cost	$748	$232	$280

Plan Contributions During the Period	$—	$160	$231

We are not required to make a contribution to our qualified pension plan in 2013, and currently, we do not expect to make a contribution in 2013. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to actual expenses for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended June 30, 2013 and 2012.  All share and per share amounts have been adjusted for the September 2012 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	6/30/2013	6/30/2012	6/30/2013	6/30/2012
Earnings Per Share - Basic:
Net Income	$5,207	$5,594	$10,388	$10,882
Weighted Average Shares - Basic	12,021	11,994	12,026	12,000
Earnings Per Share - Basic	$0.43	$0.47	$0.86	$0.91

Earnings Per Share - Diluted:
Net Income	$5,207	$5,594	$10,388	$10,882
Weighted Average Shares - Basic	12,021	11,994	12,026	12,000
Dilutive Average Shares Attributable to Stock Options	17	15	18	19
Weighted Average Shares - Diluted	12,038	12,009	12,044	12,019
Earnings Per Share - Diluted	$0.43	$0.47	$0.86	$0.91
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	124	209	126	209

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at June 30, 2013, December 31, 2012 and June 30, 2012 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
June 30, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$150,046	$—	$150,046	$—
State and Municipal Obligations	130,444	—	130,444	—
Mortgage-Backed Securities - Residential	203,230	—	203,230	—
Corporate and Other Debt Securities	16,711	—	16,711	—
Mutual Funds and Equity Securities	1,143	—	1,143	—
Total Securities Available-for-Sale	$501,574	$—	$501,574	$—
December 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$122,457	$—	$122,457	$—
State and Municipal Obligations	84,838	—	84,838	—
Mortgage-Backed Securities - Residential	261,804	—	261,804	—
Corporate and Other Debt Securities	8,451	—	8,451	—
Mutual Funds and Equity Securities	1,148	—	1,148	—
Total Securities Available-for Sale	$478,698	$—	$478,698	$—
June 30, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$48,655	$—	$48,655	$—
State and Municipal Obligations	55,013	—	55,013	—
Mortgage-Backed Securities - Residential	325,076	—	325,076	—
Corporate and Other Debt Securities	801	—	801	—
Mutual Funds and Equity Securities	1,465	249	1,216	—
Total Securities Available-for Sale	$431,010	$249	$430,761	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
June 30, 2013
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$1,175	$—	$—	$1,175
December 31, 2012
Collateral Dependent Impaired Loans	$1,020	$—	$—	$1,020
Other Real Estate Owned and Repossessed Assets, Net	$1,034	$—	$—	$1,034
June 30, 2012
Collateral Dependent Impaired Loans	$486	$—	$—	$486
Other Real Estate Owned and Repossessed Assets, Net	$837	$—	$—	$837

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at June 30, 2013, December 31, 2012 and June 30, 2012.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Cash and Cash Equivalents	$44,600	$44,600	$44,600	$—	$—
Securities Available-for-Sale	501,574	501,574	—	501,574	—
Securities Held-to-Maturity	248,914	252,691	—	252,691	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,136	6,136	6,136	—	—
Net Loans	1,190,056	1,198,430	—	—	1,198,430
Accrued Interest Receivable	5,708	5,708	5,708	—	—
Deposits	1,779,905	1,776,590	1,510,867	265,723	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	14,738	14,738	14,738	—	—
Federal Home Loan Bank Term Advances	70,000	70,267	40,000	30,267	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	493	493	493	—	—

December 31, 2012
Cash and Cash Equivalents	$48,832	$48,832	$48,832	$—	$—
Securities Available-for-Sale	478,698	478,698	—	478,698	—
Securities Held-to-Maturity	239,803	248,252	—	248,252	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	5,792	5,792	—	—
Net Loans	1,157,043	1,192,628	—	—	1,192,628
Accrued Interest Receivable	5,486	5,486	5,486	—	—
Deposits	1,731,155	1,732,894	1,447,882	285,012	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,678	12,678	12,678	—	—
Federal Home Loan Bank Term Advances	59,000	60,312	29,000	31,312	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	584	584	584	—	—

June 30, 2012
Cash and Cash Equivalents	$57,751	$57,751	$57,751	$—	$—
Securities Available-for-Sale	431,010	431,010	249	430,761	—
Securities Held-to-Maturity	252,902	261,574	—	261,574	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,479	4,479	4,479	—	—
Net Loans	1,131,430	1,156,811	—	—	1,156,811
Accrued Interest Receivable	5,712	5,712	5,712	—	—
Deposits	1,704,883	1,708,994	1,380,904	328,090	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	16,097	16,097	16,097	—	—
Federal Home Loan Bank Term Advances	30,000	31,269	—	31,269	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	898	898	898	—	—
# 31

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

# 32

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Arrow Financial Corporation:

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2013 and 2012, and the related consolidated statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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
August 7, 2013

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2013

Note on Terminology - In this Quarterly Report on Form 10-Q, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and its subsidiaries as a group, except where the context indicates otherwise.

The Company and Its Subsidiaries - Arrow is a two-bank holding company headquartered in Glens Falls, New York. Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York. Our non-bank subsidiaries include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies); three property and casualty insurance agencies: Loomis & LaPann, Inc., Upstate Agency LLC, and McPhillips Agency which is a division of Glens Falls National Insurance Agencies LLC; North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds); Glens Falls National Community Development Corporation (which invests in qualifying community development projects); and Arrow Properties, Inc. (a real estate investment trust, or REIT). All of these are wholly owned or majority owned subsidiaries of Glens Falls National.

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 351 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for March 31, 2013 (the most recent such Report currently available), and peer group data has been derived from such Report.
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

Examples of Forward-Looking Statements:
Topic	Page	Location
Impact of Heath Care Reform	40	"Health care reform"
Impact of market rate structure on net interest margin, loan yields and deposit rates	44	2nd paragraph under "Recent Pressure on Our Net Interest Margin"
	44	"Potential Inflation; Effect on Interest Rates and Margin"
	47	Last paragraph under "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	50	1st paragraph in section
Future level of nonperforming assets	51	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	46	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	47	Last paragraph under "Automobile Loans"
Future level of commercial loans	47	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changing capital standards and legislative developments	40	"Dodd-Frank Act"
	51	"Important Proposed Changes to Regulatory Capital Standards"
Liquidity	54	6th paragraph
Fees for other services to customers	56	3rd paragraph under "Noninterest Income"
	58	3rd paragraph under "Noninterest Income"

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

# 34

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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of certain GAAP financial measures, including net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), return on average equity (i.e. ROE), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact during the particular period in question. Additionally, we believe that in certain cases such adjustments may provide a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business. In our presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, we supply the supplemental financial information and explanations required under Regulation G.

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

# 35

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	06/30/2013	03/31/2013	12/31/2012	09/30/2012	06/30/2012
Net Income	$5,207	$5,181	$5,549	$5,748	$5,594
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	8	318	94	39	86
Net Gain on Sales of Loans	301	367	476	362	324
Reversal of the VISA Litigation Reserve	—	—	—	—	178
Share and Per Share Data:[1]
Period End Shares Outstanding	12,043	12,010	12,025	12,034	12,001
Basic Average Shares Outstanding	12,021	12,031	12,014	12,012	11,994
Diluted Average Shares Outstanding	12,038	12,049	12,032	12,032	12,009
Basic Earnings Per Share	$0.43	$0.43	$0.46	$0.48	$0.47
Diluted Earnings Per Share	0.43	0.43	0.46	0.48	0.47
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$26,632	$41,145	$40,065	$33,332	$55,023
Investment Securities	771,018	711,848	745,150	670,328	682,589
Loans	1,185,041	1,169,870	1,160,226	1,148,771	1,143,666
Deposits	1,801,346	1,773,126	1,781,778	1,701,599	1,733,320
Other Borrowed Funds	94,596	64,622	80,357	68,667	66,022
Shareholders’ Equity	178,867	176,874	176,514	174,069	170,199
Total Assets	2,099,138	2,039,314	2,064,602	1,971,215	1,994,883
Return on Average Assets	0.99%	1.03%	1.07%	1.16%	1.13%
Return on Average Equity	11.68%	11.88%	12.51%	13.14%	13.22%
Return on Tangible Equity[2]	13.70%	13.97%	14.72%	15.50%	15.67%
Average Earning Assets	$1,982,691	$1,922,863	$1,945,441	$1,852,431	$1,881,278
Average Interest-Bearing Liabilities	1,641,300	1,590,401	1,612,959	1,511,634	1,565,692
Interest Income, Tax-Equivalent	16,989	17,059	17,787	18,168	18,508
Interest Expense	2,223	2,239	2,503	2,643	3,279
Net Interest Income, Tax-Equivalent	14,766	14,820	15,284	15,525	15,229
Tax-Equivalent Adjustment	1,180	1,063	1,047	1,000	975
Net Interest Margin [3]	2.99%	3.13%	3.13%	3.33%	3.26%
Efficiency Ratio Calculation:
Noninterest Expense	$13,274	$13,411	$13,117	$12,922	$12,651
Less: Intangible Asset Amortization	(112)	(124)	(126)	(126)	(127)
Net Noninterest Expense	$13,162	$13,287	$12,991	$12,796	$12,524
Net Interest Income, Tax-Equivalent	$14,766	$14,820	$15,284	$15,525	$15,229
Noninterest Income	7,071	7,174	6,897	6,835	6,808
Less: Net Securities Gains	(13)	(527)	(156)	(64)	(143)
Net Gross Income	$21,824	$21,467	$22,025	$22,296	$21,894
Efficiency Ratio	60.31%	61.90%	58.98%	57.39%	57.20%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$177,607	$177,803	$175,825	$176,314	$171,940
Book Value per Share	14.75	14.80	14.62	14.65	14.33
Intangible Assets	26,387	26,460	26,495	26,546	26,611
Tangible Book Value per Share [2]	12.56	12.60	12.42	12.45	12.11
Capital Ratios:
Tier 1 Leverage Ratio	9.19%	9.30%	9.10%	9.41%	9.09%
Tier 1 Risk-Based Capital Ratio	14.82%	15.15%	15.02%	15.20%	15.08%
Total Risk-Based Capital Ratio	15.96%	16.34%	16.26%	16.45%	16.34%
Assets Under Trust Administration and Investment Management	$1,073,523	$1,094,708	$1,045,972	$1,051,176	$1,019,702

1Share and Per Share Data have been restated for the September 27, 2012 2% stock dividend.
2Tangible Book Value and Tangible Equity exclude intangible assets from total equity.  These are non-GAAP financial measures which we believe provide investors with information that is useful in understanding our financial performance (see page 35).
3Net Interest Margin is the ratio of our annualized tax-equivalent net interest income to average earning assets.  This is also a non-GAAP financial measure which we believe provides investors with information that is useful in understanding our financial performance (see page 35).

# 36

Selected Six-Month Period Information (Dollars In Thousands, Except Per Share Amounts)
Year-to-Date Period Ended	06/30/2013	06/30/2012
Net Income	10,388	$10,882
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	326	389
Net Gain on Sales of Loans	667	540
Reversal of the VISA Litigation Reserve	—	178

Period-End Shares Outstanding	12,043	12,001
Basic Average Shares Outstanding	12,026	12,000
Diluted Average Shares Outstanding	12,044	12,019
Basic Earnings Per Share	$0.86	$0.91
Diluted Earnings Per Share	0.86	0.91
Cash Dividends Per Share	0.50	0.49

Average Assets	$2,069,391	$1,977,312
Average Equity	177,876	169,024
Return on Average Assets	1.01%	1.11%
Return on Average Equity	11.78%	12.95%

Average Earning Assets	$1,952,943	$1,863,428
Average Interest-Bearing Liabilities	1,615,991	1,555,394
Interest Income, Tax-equivalent [1]	34,048	37,318
Interest Expense	4,462	6,811
Net Interest Income, Tax-equivalent [1]	29,586	30,507
Tax-equivalent Adjustment	2,243	1,847
Net Interest Margin [1]	3.05%	3.29%
Efficiency Ratio Calculation [1]
Noninterest Expense	$26,685	$25,797
Less: Intangible Asset Amortization	(236)	(265)
Net Noninterest Expense	$26,449	$25,532
Net Interest Income, Tax-equivalent [1]	$29,586	$30,507
Noninterest Income	14,245	13,367
Less: Net Securities Gains	(540)	(645)
Net Gross Income, Adjusted	$43,291	$43,229
Efficiency Ratio [1]	61.10%	59.06%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.24%	9.23%
Total Stockholders' Equity (i.e. Book Value)	$177,607	$171,940
Book Value per Share	14.75	14.33
Intangible Assets	26,387	26,611
Tangible Book Value per Share [1]	12.56	12.11
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.14%	0.06%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.03%	0.09%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.22%	1.33%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	215.47%	194.12%
Nonperforming Loans as a Percentage of Period-end Loans	0.57%	0.68%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.38%	0.44%

[1] See “Use of Non-GAAP Financial Measures” on page 35.

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended June 30:	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$26,632	$19	0.29%	$55,023	$36	0.26%
Investment Securities:
Fully Taxable	437,318	1,644	1.51	457,354	2,485	2.19
Exempt from Federal Taxes	333,700	2,612	3.14	225,235	2,285	4.08
Loans	1,185,041	12,714	4.30	1,143,666	13,702	4.82
Total Earning Assets	1,982,691	16,989	3.44	1,881,278	18,508	3.96
Allowance for Loan Losses	(14,606)			(15,135)
Cash and Due From Banks	29,965			29,981
Other Assets	101,088			98,759
Total Assets	$2,099,138			$1,994,883
Deposits:
NOW Accounts	$796,330	786	0.40	$733,600	976	0.54
Savings Deposits	479,480	277	0.23	431,896	329	0.31
Time Deposits of $100,000 or More	87,059	305	1.41	111,766	569	2.05
Other Time Deposits	183,835	505	1.10	222,408	1,074	1.94
Total Interest-Bearing Deposits	1,546,704	1,873	0.49	1,499,670	2,948	0.79
Short-Term Borrowings	44,596	33	0.30	16,022	5	0.13
FHLBNY Term Advances and Other Long-Term Debt	50,000	317	2.54	50,000	326	2.62
Total Interest-Bearing Liabilities	1,641,300	2,223	0.54	1,565,692	3,279	0.84
Demand Deposits	254,642			233,650
Other Liabilities	24,329			25,342
Total Liabilities	1,920,271			1,824,684
Stockholders’ Equity	178,867			170,199
Total Liabilities and Stockholders’ Equity	$2,099,138			$1,994,883
Net Interest Income (Tax-equivalent Basis)		14,766			15,229
Reversal of Tax Equivalent Adjustment		(1,180)	0.24%		(975)	0.21%
Net Interest Income		$13,586			$14,254
Net Interest Spread			2.90%			3.12%
Net Interest Margin			2.99%			3.26%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Six-Month Period Ended June 30:	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$33,848	$46	0.27%	$42,902	$57	0.27%
Investment Securities:
Fully Taxable	439,980	3,444	1.58	469,889	5,128	2.19
Exempt from Federal Taxes	301,617	4,993	3.34	210,642	4,399	4.20
Loans	1,177,498	25,565	4.38	1,139,995	27,734	4.89
Total Earning Assets	1,952,943	34,048	3.52	1,863,428	37,318	4.03
Allowance for Loan Losses	(14,955)			(15,072)
Cash and Due From Banks	30,298			29,876
Other Assets	101,105			99,080
Total Assets	$2,069,391			$1,977,312
Deposits:
NOW Accounts	$794,012	1,564	0.40	$711,291	2,035	0.58
Savings Deposits	467,462	545	0.24	428,571	686	0.32
Time Deposits of $100,000 or More	89,179	624	1.41	116,439	1,177	2.03
Other Time Deposits	185,646	1,059	1.15	224,555	2,220	1.99
Total Interest-Bearing Deposits	1,536,299	3,792	0.50	1,480,856	6,118	0.83
Short-Term Borrowings	29,692	36	0.24	23,934	11	0.09
FHLBNY Term Advances and Other Long-Term Debt	50,000	634	2.56	50,604	682	2.71
Total Interest-Bearing Liabilities	1,615,991	4,462	0.56	1,555,394	6,811	0.88
Demand Deposits	251,015			227,694
Other Liabilities	24,509			25,200
Total Liabilities	1,891,515			1,808,288
Stockholders’ Equity	177,876			169,024
Total Liabilities and Stockholders’ Equity	$2,069,391			$1,977,312
Net Interest Income (Tax-equivalent Basis)		29,586			30,507
Reversal of Tax Equivalent Adjustment		(2,243)	0.23%		(1,847)	0.20%
Net Interest Income		$27,343			$28,660
Net Interest Spread			2.96%			3.15%
Net Interest Margin			3.05%			3.29%

OVERVIEW
We reported net income for the second quarter of 2013 of $5.2 million, representing diluted earnings per share (EPS) of $0.43. This was a decrease of four cents, or 8.5%, from the EPS of 0.47 reported for the second quarter of 2012. Return on average equity (ROE) for the 2013 quarter continued to be strong at 11.68%, although a decrease from the ROE of 13.22% for the quarter ended June 30, 2012. Return on average assets (ROA) for the 2013 quarter also continued to be strong at 0.99%, a decrease from ROA of 1.13% for the quarter ended June 30, 2012. The decrease in our 2013 results was primarily attributable to a decrease in net interest income, which itself was a direct result of the narrowing of our net interest margin between the two periods. Net interest income was $14,766 thousand on a tax-equivalent basis, a decrease of $463 thousand, or 3.0%, from net interest income of $15,229 thousand for the quarter ended June 30, 2012. Total assets were $2.083 billion at June 30, 2013, which represented an increase of $60.4 million, or 3.0%, above the level at December 31, 2012, and an increase of $116.2 million, or 5.9%, from the June 30, 2012 level.
The changes in net income, net interest income and net interest margin between the three and six-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 55. See also, "CHANGE IN FINANCIAL CONDITIONS - Impact of Interest Rate Changes," on page 44.
Stockholders’ equity was $177.6 million at June 30, 2013, an increase of $5.7 million, or 3.3%, from the year earlier level. Stockholders' equity was also up $1.8 million, or 1.0%, from the December 31, 2012 level of $175.8 million. The components of the change in stockholders’ equity since year-end 2012 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 41 entitled, “Increase in Stockholder Equity.”
Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of June 30, 2013 both of our banks, as well as our holding company, qualified as

# 39

"well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even under the new enhanced bank capital requirements, recently adopted by all U.S. federal bank regulators, which will become effective for community banks like ours on January 1, 2015, Arrow and its banks would be deemed well-capitalized. See the discussions of "Current Capital Standards" under the “CURRENT REGULATORY CAPITAL STANDARDS" section beginning on page 52, and “Important Future Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 51.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York State was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area was less affected by the preceding real estate “bubble” than other areas of the U.S. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 34 for peer group information).
By year-end 2010, our loan quality, to the limited extent it had declined at all, began to stabilize, a trend that continued through 2011 and 2012. During this period, although nonperforming loans increased slightly, net charge-offs decreased. However, in the first quarter of 2013, we charged-off one commercial loan for $753 thousand, which had been fully reserved at December 31, 2012. This charge-off led to an annualized charge-offs to average loans ratio for the first quarter of 0.28%. Otherwise, our ratio of net charge-offs to average loans (annualized) remained at very low levels throughout the 2011 and 2012 periods, as well as for the first six months of 2013. Our net charge-offs for the second quarter of 2013 were $25 thousand as compared to $82 thousand for the 2012 quarter. Our ratio of net charge-offs to average loans (annualized) for the second quarter of 2013 was 0.01% versus 0.03% for the second quarter of 2012. By contrast, our peer group's ratio of net charge-offs to average loans (annualized) for the first quarter of 2013 was 0.25% . At June 30, 2013, our allowance for loan losses was $14.7 million representing 1.22% of total loans, down eight basis points from the December 31, 2012 ratio.
Nonperforming loans were $6.8 million at June 30, 2013, representing 0.57% of period-end loans. By way of comparison, this ratio for our peer group was 2.01% at March 31, 2013, which was a significant improvement from the peer group's ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007.
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

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 37% of our portfolio. We have not experienced a notable increase in our foreclosure or loss rates on our residential real estate loans, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called “Alt A,” “negative amortization,” “option ARM's” or “negative equity” loans. We originated all of the residential real estate loans currently held in our portfolio and apply conservative underwriting standards to our originations.

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 31% of our loan portfolio. Throughout 2010, 2011, 2012 and the first six months of 2013, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans.

Recent legislative developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed into law the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on p. 9 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies that must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. The Federal Reserve Board and other federal bank authorities recently issued the final bank capital rules required to be issued by them under Dodd-Frank, which are scheduled to take effect in upcoming periods. See the discussion under "Important Future Changes to Regulatory Capital Standards" on page 51 of this Report. As part of Dodd-Frank's changes to bank capital requirements, the Act stipulated that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although TRUPs previously issued by such bank holding companies and outstanding on the Act's grandfathering date (May 19, 2010), including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital. Accordingly, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital.

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

# 40

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
FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Our Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the insurance rates community banks like us pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based on adjusted assets (as defined) rather than deposits. This had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding as well, including short-term borrowings and repurchase agreements (even though these other sources are not FDIC-insured). The rate, however, given the significantly larger base on which premiums would be assessed (total assets versus insured deposits), was set at a lower percentage than the rate applicable under the old formula. Because our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain, the new substantially lower rate, even applied to a somewhat larger base of assets, has resulted in a significant decrease in our FDIC premiums, whereas the large banks, even with the lower rates, have such vastly greater asset totals than deposit totals that their premiums have generally increased.

VISA Transactions - Reversal of the Litigation Reserve: In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa's share of this settlement also will be paid out of its escrow fund. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our 2008 VISA litigation-related accrual, which was $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy the Company's contingent liability for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.
Increase in Stockholders' Equity: At June 30, 2013, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $12.56, an increase of $0.14, or 1.1%, from December 31, 2012 and an increase of $0.45, or 3.7%, from the level as of June 30, 2012. Our total stockholders' equity at June 30, 2013 increased 3.3% over the year-earlier level, and our total book value per share increased by 2.9% over the year earlier level. The increase in stockholders' equity over the first six months of 2013 principally reflected the following factors: i) $10.4 million net income for the period; ii) issuance of $845 thousand of common stock through our employee benefit and dividend reinvestment plans; offset in part by iii) cash dividends of $6.0 million; (iv) repurchases of our own common stock of $1.3 million; and, (v) $3.3 million of unrealized net securities losses. As of June 30, 2013, our closing stock price was $24.75, representing a trading multiple of 1.97 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.245 per share for the first three quarters of 2012, as adjusted for a 2% stock dividend distributed September 27, 2012, and cash dividends of $.25 per share for the last quarter of 2012 and the first two quarters of 2013.

# 41

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	6/30/2013	12/31/2012	6/30/2012	From Dec	From Jun	From Dec	From Jun
Interest-Bearing Bank Balances	$11,894	$11,756	$26,360	$138	$(14,466)	1.2%	(54.9)%
Securities Available-for-Sale	501,574	478,698	431,010	22,876	70,564	4.8%	16.4%
Securities Held-to-Maturity	248,914	239,803	252,902	9,111	(3,988)	3.8%	(1.6)%
Loans (1)	1,204,734	1,172,341	1,146,641	32,393	58,093	2.8%	5.1%
Allowance for Loan Losses	14,678	15,298	15,211	(620)	(533)	(4.1)%	(3.5)%
Earning Assets (1)	1,973,252	1,908,390	1,861,392	64,862	111,860	3.4%	6.0%
Total Assets	2,083,169	2,022,796	1,966,976	60,373	116,193	3.0%	5.9%
Demand Deposits	261,910	247,232	248,224	14,678	13,686	5.9%	5.5%
NOW Accounts	754,371	758,287	691,001	(3,916)	63,370	(0.5)%	9.2%
Savings Deposits	494,586	442,363	437,568	52,223	57,018	11.8%	13.0%
Time Deposits of $100,000 or More	87,369	93,375	108,277	(6,006)	(20,908)	(6.4)%	(19.3)%
Other Time Deposits	181,669	189,898	219,813	(8,229)	(38,144)	(4.3)%	(17.4)%
Total Deposits	$1,779,905	$1,731,155	$1,704,883	$48,750	$75,022	2.8%	4.4%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$14,738	$12,678	$16,097	$2,060	$(1,359)	16.2%	(8.4)%
FHLB Advances - Overnight	40,000	29,000	—	11,000	40,000	37.9%	100.0%
FHLB Advances - Term	30,000	30,000	30,000	—	—	—%	—%
Stockholders' Equity	177,607	175,825	171,940	1,782	5,667	1.0%	3.3%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. In recent years, municipal deposits on average have represented from 24% to over 32% of our total deposits. As of June 30, 2013, municipal deposits were approaching the seasonal summertime lows, representing approximately 28.2% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
The recent and continuing financial crisis has had a significant negative impact on municipal tax revenues in many regions, and consequently on municipal funds available for deposit. To date, this has not resulted in either a sustained decrease in municipal deposit levels at our banks, adjusted for seasonal fluctuations (in fact, we have experienced an increase in such deposits in 2013 - see following paragraph), or an overall increase in the average rate we pay on such deposits (despite the continuing strong competition for such deposits). However, if interest rates begin to rise significantly or the competition for municipal deposits otherwise becomes more intense, we may experience either or both of these adverse developments in the future.
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $48.8 million, or 2.8%, from December 31, 2012 to June 30, 2013, mainly due an increase in our non-municipal deposits, while our the balance of our municipal deposit accounts was virtually unchanged from December 31, 2012. We experienced growth in all our non-municipal deposit categories, except time deposits and money market checking. At June 30, 2013 securities sold under agreements to repurchase were essentially unchanged from year-end 2012 balances. Our overnight borrowings, all with the FHLB of New York, increased only $11.0 million and our long-term borrowings were unchanged from year-end.
Changes in Earning Assets: Our loan portfolio increased by $32.4 million, or 2.8%, from December 31, 2012 to June 30, 2013. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans – period-end balances for this segment were down $1.5 million, or 0.4%, from the December 31, 2012 total, principally due to the repayment of one large commercial loan, while demand generally continued to be moderate.

2.
Residential real estate loans – the period-end balance increased by $7.2 million, or 1.7% from the December 31, 2012 total even though we continued to sell most of our residential mortgage originations during the period. Demand for new mortgage loans (excluding loan refinancings) was modest throughout the past six months.

# 42

3.
Automobile loans – the balance of these loans at June 30, 2013, increased by $26.0 million, or 7.4% from the December 31, 2012 balance, reflecting a modest resurgence of automobile sales region-wide and an expansion of our dealer network for indirect lending.

Most of our incoming cash flows for the first six months of 2013 came from maturing investments and secondarily from the increase in deposit balances. During that period, in addition to funding loan growth, we purchased $136.9 million of securities to replace maturing securities in the held-to-maturity and available-for-sale portfolios.
Generally, we pursued a strategy in 2012 and first six months 2013 of increasing our holding of liquid assets, either in overnight funds or short-term investment securities, with a view to redeploying these funds into longer term earning assets when prevailing interest rates generally begin to rise, which may occur in the very near future.
Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Demand Deposits	$254,642	$247,347	$249,176	$258,632	$233,650
NOW Accounts	796,330	791,669	798,513	685,212	733,600
Savings Deposits	479,480	455,311	444,603	446,450	431,896
Time Deposits of $100,000 or More	87,059	91,322	95,742	102,230	111,766
Other Time Deposits	183,835	187,477	193,744	209,075	222,408
Total Deposits	$1,801,346	$1,773,126	$1,781,778	$1,701,599	$1,733,320
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	6/30/2013	03/31/2013	12/31/2012	09/30/2012	06/30/2012
Demand Deposits	14.2%	13.9%	14.0%	15.2%	13.5%
NOW Accounts	44.2	44.6	44.8	40.3	42.3
Savings Deposits	26.6	25.7	24.9	26.2	24.9
Time Deposits of $100,000 or More	4.8	5.2	5.4	6.0	6.5
Other Time Deposits	10.2	10.6	10.9	12.3	12.8
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second and third quarters of the year (when municipal deposits normally drop off), and significant growth in the fourth quarter (when municipal deposits usually increase substantially to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances during the second quarter of 2013 was primarily from non-municipal depositors.
Quarterly Cost of Deposits

	Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.40	0.40	0.43	0.39	0.54
Savings Deposits	0.23	0.24	0.25	0.28	0.31
Time Deposits of $100,000 or More	1.41	1.42	1.54	1.79	2.05
Other Time Deposits	1.10	1.20	1.34	1.63	1.94
Total Deposits	0.42	0.44	0.48	0.54	0.68
In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending June 30, 2013, for deposits generally and virtually all deposit categories, as did our average yield on loans for loans generally and almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," p. 43).

# 43

Impact of Interest Rate Changes

Changes in Interest Rates in Recent Years. When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits. These costs declined significantly in 2008 and 2009 and have continued to fall, albeit at a reduced rate, throughout the ensuing years. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but since the beginning of 2009 the decline in yields on our earning assets has generally exceeded the decline in the cost of our deposits. As a result of these trends, our net interest margin generally increased in late 2007 and early 2008, positively impacting our net interest income, but since mid-2008 we, like almost all banks, have experienced a fairly steady contraction in our net interest margin.

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
As the financial crisis deepened in the 2008-2010 period, long-term rates also decreased roughly in parity with the continuing decreases in short-term rates, as both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. In 2011-2012, as short-term rates neared zero, long-term rate decreases generally exceeded short-term rate decreases and the yield curve flattened somewhat. This development was especially pronounced during the third quarter of 2011 and again during the second quarter of 2012, as in each case the Federal Reserve commenced new monetary easing programs specifically designed to reduce longer-term rates versus short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates subsequently fell to levels not seen in many years, if ever. In the second half of the just completed quarter, as a result of forward-looking statements issued by the Federal Reserve in May 2013, longer-term market rates increased meaningfully for the first time in several years, with the result that the yield curve for prevailing rates has become steeper. This development could have a positive impact on lending institutions, if over some time period rates for long-term debt rise more than for short-term debt, and margin pressures diminish. This positive impact on margins may be tempered, however, by the negative effect of higher long-term rates on loan volume.

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to experience only slow recovery or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and long-term assets into similarly high yielding asset categories has become progressively more difficult. The modest uptick in loan demand and in the U.S. economy generally experienced during 2012 and the first six months of 2013 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010, 2011 and most of 2012 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.
Currently, our net interest margin continues to be under pressure. During the last five quarters, our margin ranged from 3.33% to 2.99%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature or pay off and the proceeds are reinvested in new assets, which even in the rising rate environment continue to bear yields lower than the yields of the assets they replace. Thus, we may continue to experience additional margin compression in upcoming periods. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases. Nor can we give assurances that the recent decline in our net earnings will reverse itself and that our net earnings will resume, at least in the short term, if net interest income continues to decrease and our other sources of operating income do not offset the decline.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible emergence of meaningful inflation across some or all asset classes in the U.S. or other world economies. To the extent that such inflation may occur, it is likely to be the result of persistent efforts by the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which in the U.S. started at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank (i.e., "quantitative easing"), which is intended in part to have the identical effect of lowering and reinforcing already low interest rates in addition to directly expanding the supply of credit. When the second round of quantitative easing expired on June 30, 2011, the Fed elected not to continue the program, for a variety of reasons including some concern over inflation. Instead, the Fed announced it would support economic recovery through a new series of interest rate manipulations, dubbed "Operation Twist", under which it would reinvest the proceeds from maturing short-term (and long-term) securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. However, in the ensuing summer months of 2012, the underlying inflation rate in the U.S., exclusive of the historically volatile categories of fuel and food purchases, remained quite low, and the U.S. economy, though slowly improving, remained sluggish. As a result, in September 2012, the Fed announced that it would resume quantitative

# 44

easing, by embarking on a program of purchasing $40 billion of mortgage-backed securities on a monthly basis in the market until the economy regained suitable momentum (so-called "infinite QE"), while at the same time monitoring inflation in the economy, with a view toward taking appropriate corrective measures if inflation increased beyond acceptable levels. As the U.S. economy continued to demonstrate weakness in the second half of 2012, the Fed increased the level of its fixed monthly purchases of debt securities to $85 billion, approximately half of which are treasury bonds with the rest consisting of mortgage-backed securities. However, there continued to be concern, right through the first half of 2013, as the U.S. economy has shown modest strength, that the potential for inflation, perhaps significant inflation, continues in the U.S., which if it occurs may damage financial markets in the economy generally.

Uncertainty on Interest Rates Going Forward. In the first six months of 2012, the principal concern from a monetary standpoint became the possibility that interest rates, which have been at historically low levels for a significant period of time, may begin to turn upward, in response the Fed's indications in May 2013 that it may begin to reduce its monetary easing program perhaps as soon as late 2013. The Fed's comments were presumably in response to a slow but discernible improvement in the U.S. economy, across most metrics, during the first two quarters of 2013, and immediately led to a sudden upward movement in the second half of the second quarter in long-term rates generally, particularly in 10-year and 30-year Treasury Bonds. The permanence of this movement and its significance for lending institutions is not yet clear.

Non-Deposit Sources of Funds

We have several sources of funding other than deposits. Historically, we have borrowed funds from the Federal Home Loan Bank ("FHLB") under a variety of programs, including fixed and variable rate short-term borrowings and borrowings in the form of "structured advances." These structured advances typically have original maturities of 3 to 10 years and are callable by the FHLB at certain dates. If the advances are called, we may elect to receive replacement advances from the FHLB at the then prevailing FHLB rates of interest. In recent periods, we have reduced our utilization of FHLB advances as a source of funds, and in 2011 prepaid some advances, even at the cost of incurring substantial prepayment penalties. See the discussion on this in “Changes in Sources of Funds” on page 42.
We have also utilized, in the past, the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of June 30, 2013 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 51 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital. Under the final bank capital rules recently issued by the federal bank authorities pursuant to Dodd-Frank, our TRUPs will be eligible for treatment as Tier 1 capital until they mature or are earlier redeemed by us.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Commercial and Commercial Real Estate	$379,533	$381,281	$366,761	$357,148	$354,316
Residential Real Estate	305,222	308,091	314,583	322,750	327,763
Home Equity	91,339	88,926	87,124	84,849	82,992
Consumer Loans - Automobile	380,993	363,120	361,723	352,597	346,080
Other Consumer Loans (1)	27,954	28,452	30,035	31,427	32,515
Total Loans	$1,185,041	$1,169,870	$1,160,226	$1,148,771	$1,143,666
Percentage of Total Quarterly Average Loans

	Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Commercial and Commercial Real Estate	32.0%	32.6%	31.6%	31.1%	31.0%
Residential Real Estate	25.7	26.4	27.1	28.1	28.6
Home Equity	7.7	7.6	7.5	7.4	7.3
Consumer Loans - Automobile	32.2	31.0	31.2	30.7	30.3
Other Consumer Loans (1)	2.4	2.4	2.6	2.7	2.8
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

# 45

Maintenance of High Quality in the Loan Portfolio

In late 2010 and through 2011, residential property values continued to weaken in most markets, and this trend continued for most of 2012, although during the last part of 2012 and the first six months of 2013 the decline appeared to be slowing or even reversing itself, at least in some markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets, both in terms of price and quantity of transactions, but the evidence is still inconclusive, particularly with respect to the markets we serve. As was true during the initial stages of the real estate collapse, indications of stability or revival in the residential and commercial real estate markets vary significantly from market-to-market.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and general increase in the equity markets up to and beyond their pre-existing levels experienced in the first half of 2013. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that other banks suffered during the financial crisis. Through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line, including residential mortgage loans, car loans or other consumer loans. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
We also on occasion have extended community development loans to borrowers whose creditworthiness is below our normal standards as part of the community support program we have developed in fulfillment of our statutorily-mandated duty to support low and moderate-income borrowers within our service area. However, we are a prime lender and apply prime lending standards and this, together with the fact that the service area in which we make most of our loans did not experience as severe a decline in property values or economic conditions generally as other parts of the U.S., are the principal reasons that we did not experience significant deterioration during the crisis in our loan portfolio, including the real estate categories of our loan portfolio.
However, like all other banks we operate in an environment where identifying opportunities for secure and profitable expansion of our loan portfolio remains challenging, where competition is intense, and where margins are very tight. If the U.S. economy and our regional economy continue to experience only slow and halting growth or no growth, our individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt, as many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. That is, many of our customers, like U.S. borrowers generally, may continue to pursue overall strategies of cautious de-leveraging in upcoming periods. This trend, combined with our conservative underwriting standards, may result in our continuing to experience only modest loan portfolio growth or even no growth. Moreover, if the U.S. or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at June 30, 2013), eclipsing both automobile loans (31% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $61.9 million for the first six months of 2013 and $109.1 million, $75.0 million and $94.2 million for the years 2012, 2011, and 2010, respectively. These origination totals have significantly exceeded the sum of repayments and prepayments in the portfolio, but we have also sold significant portions of these originations (typically, more than half). During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we began to retain a larger percentage of the newly originated loans in our portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further reductions in the portfolio as a result of normal principal amortization and prepayments on pre-existing loans).
After April 2010, rates on conventional real estate mortgages continued to fall, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, the national average for 30-year conventional (fixed rate) mortgage loans was 5.21%, but by the last quarter of 2011 the national average had dropped below 4.00%, a relative decline of more than 20 percent. In response, we determined to resume selling most of our originations, primarily to Freddie Mac, amounting to $48.5 million for 2011, $59.9 million for 2012 and $34.8 million for the first six months of 2013. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.
The recent uptick in long-term interest rates, triggered by Federal Reserve comments in May 2013 to the effect that the Fed may begin winding down its quantitative easing program in the not-too-distant future, may have an effect on mortgage rates generally in upcoming periods, presumably in the direction of increasing rates for all durations and types of mortgage loans. If in fact this development occurs and persists, as is anticipated by many commentators, it may have a significant impact on our mortgage lending business, and on our financial results generally, which impact may be positive for our business in some respects, less positive in others. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience a meaningful and substantial increase in upcoming periods, or what the overall effect of such an increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have

# 46

generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. For the first quarter of 2013, commercial loan growth was modest as outstanding balances increased by $2.5 million over the December 31, 2012 level, but that growth was restrained by the pay-off of a $10.5 million floor plan loan due to competitive reasons. Growth in commercial loan balances during the second quarter of 2013 nearly made up for the first quarter decrease and demand continues at a modest level.
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

Automobile Loans (primarily through indirect lending): At June 30, 2013, our automobile loans (primarily loans originated through dealerships located primarily in the eastern region of upstate New York) represented the third largest category of loans in our portfolio, but still a significant component of our business.
During portions of 2012, and particularly during the first six months of 2013, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new loan volume for the first six months of 2012 was very strong at $98.3 million, originations for the first six months of 2013 exceeded that level at $110.3 million.
Net charge-offs for the first six months of 2013 were $19 thousand below the net charge-offs for the first six months of 2012. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. Unlike many other financial institutions, we have not extended directly or indirectly sub-prime car loans in recent periods. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	6/30/2013	3/31/2013	12/31/2012	9/30/2012	6/30/2012
Commercial and Commercial Real Estate	4.61%	4.74%	4.91%	5.07%	5.11%
Residential Real Estate	4.75	4.93	5.00	5.01	5.15
Home Equity	3.00	3.03	3.03	3.01	2.99
Consumer Loans - Automobile	3.83	3.97	4.18	4.38	4.50
Other Consumer Loans	5.97	6.16	6.24	6.42	6.39
Total Loans	4.30	4.46	4.60	4.72	4.82

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 52 basis points or 10.8%, as a result of the continuing downward pressured on all portfolio yields resulting from the Fed's multi-year monetary easing policy. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of reversing itself, due to recent Fed comments, the impact of such a change, if it is in fact occurring, has not yet revealed itself in our loan portfolio, nor would we expect that any such development would have an immediate impact on our portfolio yields generally.
In the second quarter of 2013 the average yield on our loan portfolio declined by 16 basis points from the first quarter of 2013, from 4.46% to 4.30%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (a 13 basis point decrease from the prior quarter), as well as on rates for automobile loans (a 14 basis point decrease from the prior quarter). The yields on new 30 year fixed-rate residential mortgage loans (the choice of most of our mortgage customers) remained very low during the quarter. As a consequence, we continued to sell most of our mortgage originations to the secondary market, primarily to Freddie Mac. The second quarter 2013 decrease in average yield on our loan portfolio of 16 basis points was 14 basis points more than the 2 basis point decline in our average cost of deposits during the quarter, resulting in a significant narrowing of our margins.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 44 under the heading "Impact of Interest Rate Changes." We expect that such will likely continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and much of this cash flow reprices at current rates for credit, as new loans are generated at the current yields. Thus, even if prevailing rates for loans stabilize in upcoming periods, our average rate on our portfolio may continue to decline as older credits in our portfolio bearing generally higher rates continue to mature and roll over or are redeployed into lower priced loans.

# 47

Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2012 to June 30, 2013 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	06/30/2013	12/31/2012	Change	06/30/2013	12/31/2012	Change
Securities Available-for-Sale:
U.S. Agency Securities	$150,046	$122,457	$27,589	$(1,153)	$160	$(1,313)
State and Municipal Obligations	130,444	84,838	45,606	(710)	40	(750)
Mortgage-Backed Securities-Residential	203,230	261,804	(58,574)	5,455	9,324	(3,869)
Corporate and Other Debt Securities	16,711	8,451	8,260	(508)	(238)	(270)
Mutual Funds and Equity Securities	1,143	1,148	(5)	23	28	(5)
Total	$501,574	$478,698	$22,876	$3,107	$9,314	$(6,207)

Securities Held-to-Maturity:
State and Municipal Obligations	$204,153	$191,196	$12,957	$3,971	$7,823	$(3,852)
Mortgage-Backed Securities-Residential	47,538	56,056	(8,518)	(194)	626	(820)
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$252,691	$248,252	$4,439	$3,777	$8,449	$(4,672)
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency and government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first six months of 2013.
Decrease in Net Unrealized Securities Gains: Near the end of the second quarter, the Federal Reserve Bank indicated that they may begin to taper their so-called quantitative easing program by reducing their purchases of mortgage-backed securities. This led to a significant increase in market yields on intermediate-lived securities. This in turn led to a decrease in the unrealized gains of securities we held in portfolio in that maturity range, as evidenced by the table above.

# 48

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Six Months Ended
Sales	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$5,350	$10,666	$15,699
U.S. Agency Securities	—	—	5,057	—
Other	12	—	23	41
Total	12	5,350	15,746	15,740
Net Gains on Securities Transactions	—	143	527	645
Proceeds on the Sales of Securities	$12	$5,493	$16,273	$16,385

Held-to-Maturity Portfolio:
State and Municipal Obligations	$1,168	$—	$1,168	$—
Net Gains on Securities Transactions	13	—	13	—
Proceeds on the Sales of Securities	$1,181	$—	$1,181	$—
Historically low interest rates have increased the likelihood of greater mortgage refinancing activity. In recent periods, we have regularly reviewed our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We have also reviewed the underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments. In 2013 and 2012 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par. If the multi-year widespread decline in mortgage rates may in fact be ending, or if such rates may now begin to increase, we would expect that refinancings as well as pre-payments of outstanding mortgage loans, including those in our portfolio, may diminish in upcoming periods, as would our anticipatory sales of loans that we deem likely to be refinanced or prepaid.
During the second quarter of 2013, we sold certain securities from our held-to-maturity portfolio whose ratings had fallen below our investment threshold as an allowable exception under FASB ASC Subtopic 310-10.
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended		Six Months Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Purchases
U.S. Agency Securities	$24,002	$—	$39,002	$—
State and Municipal Obligations	39,487	17,739	60,164	18,014
Other	4,355	—	8,606	27
Total Purchases	$67,844	$17,739	$107,772	$18,041

Maturities & Calls	$37,833	$47,572	$60,679	$125,354

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Six Months Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Purchases
State and Municipal Obligations	$10,182	$32,924	$29,112	$53,309
Mortgage-Backed Securities-Residential	—	31,351	—	71,898
Total Purchases	$10,182	$64,275	$29,112	$125,207

Maturities & Calls	$11,090	$13,467	$17,905	$22,454

# 49

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	6/30/2013	03/31/2013	12/31/2012	9/30/2012	6/30/2012
Loan Balances:
Period-End Loans	$1,204,734	$1,164,759	$1,172,341	$1,152,951	$1,146,641
Average Loans, Year-to-Date	1,177,498	1,169,870	1,147,286	1,142,942	1,139,995
Average Loans, Quarter-to-Date	1,185,041	1,169,870	1,160,226	1,148,771	1,143,666
Period-End Assets	2,083,169	2,115,962	2,022,796	2,040,515	1,966,976

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,298	$15,298	$15,003	$15,003	$15,003
Provision for Loan Losses, YTD	200	100	845	670	520
Loans Charged-off, YTD	(982)	(890)	(782)	(604)	(433)
Recoveries of Loans Previously Charged-off	162	95	232	178	121
Net Charge-offs, YTD	(820)	(795)	(550)	(426)	(312)
Allowance for Loan Losses, End of Period	$14,678	$14,603	$15,298	$15,247	$15,211

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,603	$15,298	$15,247	$15,211	$15,053
Provision for Loan Losses, QTD	100	100	175	150	240
Loans Charged-off, QTD	(92)	(890)	(178)	(171)	(136)
Recoveries of Loans Previously Charged-off	67	95	54	57	54
Net Charge-offs, QTD	(25)	(795)	(124)	(114)	(82)
Allowance for Loan Losses, End of Period	$14,678	$14,603	$15,298	$15,247	$15,211

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$5,591	$5,218	$6,633	$6,088	$6,822
Restructured	461	473	483	518	504
Loans Past Due 90 or More Days and Still Accruing Interest	760	259	920	150	510
Total Nonperforming Loans	6,812	5,950	8,036	6,756	7,836
Repossessed Assets	34	45	64	37	25
Other Real Estate Owned	1,141	1,149	970	797	812
Total Nonperforming Assets	$7,987	$7,144	$9,070	$7,590	$8,673

Asset Quality Ratios:
Allowance to Nonperforming Loans	215.47%	245.43%	190.37%	225.68%	194.11%
Allowance to Period-End Loans	1.22	1.25	1.30	1.32	1.33
Provision to Average Loans (Quarter) (1)	0.03	0.03	0.06	0.05	0.08
Provision to Average Loans (YTD) (1)	0.03	0.03	0.07	0.08	0.09
Net Charge-offs to Average Loans (Quarter) (1)	0.01	0.28	0.04	0.04	0.03
Net Charge-offs to Average Loans (YTD) (1)	0.14	0.28	0.05	0.05	0.06
Nonperforming Loans to Total Loans	0.57	0.51	0.69	0.59	0.68
Nonperforming Assets to Total Assets	0.38	0.34	0.45	0.37	0.44
(1) Annualized

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the second quarter of 2013, we made a provision for loan losses of $100 thousand, unchanged from the provision for the first quarter of 2013 and a decrease of $140 thousand from the provision for the second quarter of 2012. The decrease from the prior year reflected a continued very modest level of net charge-offs (without considering the $753 thousand commercial loan charge-off in the first quarter of 2013, which was fully reserved for in prior periods) combined with a general continuation of high quality across the portfolio, as indicated by other metrics, including the ratio of nonperforming loans to total loans the ratio of and nonperforming assets to total assets, which continued at very low and stable levels.

# 50

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
Risk Elements
Our nonperforming assets at June 30, 2013 amounted to $8.0 million, a decrease of $1.1 million, or 11.9%, from the December 31, 2012 total and an increase of $686 thousand or 7.9%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At June 30, 2013, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .38%, compared to our ratio at June 30, 2012 of .44%. Both ratios are well below the ratio of 1.94% for our peer group at March 31, 2013 (the latest date for which peer group information is available).
The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	6/30/2013	12/31/2012	6/30/2012
Commercial Loans	$1,415	$1,246	$579
Commercial Real Estate Loans	1,259	1,332	370
Residential Real Estate Loans	2,177	2,700	2,192
Other Consumer Loans	2,883	3,179	2,675
Total Delinquent Loans	$7,734	$8,457	$5,816

At June 30, 2013, our loans in this category totaled $7.7 million, or 0.64% of loans then outstanding, a decrease of $723 thousand, or 8.5%, from the $8.5 million of such loans at December 31, 2012 (and an increase of $1.9 million, or 32.9%, from the 5.8 million of such loans at June 30, 2012). The year-end 2012 total equaled .72% of loans then outstanding; the year earlier total .51% of loans then outstanding. The decrease from December 31, 2012 is primarily attributable to one $1.4 million commercial loan that was partially charged-off during the first quarter of 2013 ($753 thousand) with the remainder repaid.
The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the Financial Statements. We consider all accruing commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at June 30, 2013 ($18.1 million) was down from the dollar amount of such loans at December 31, 2012 ($27.9 million) and June 30, 2012 ($26.6 million). The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.
As of June 30, 2013, we held for sale seven real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.
We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.
CAPITAL RESOURCES
Important Future Changes to Regulatory Capital Standards (Phased-In from 2015 to 2019)

The Dodd-Frank Act directed U.S. bank regulators to promulgate new capital standards for U.S. banking organizations, which must be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
In July 2013, bank regulators issued their final new bank capital rules aimed at implementing these Dodd-Frank capital requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world banking organizations. The federal regulators' new rules, which will be phased in over time (beginning for our organization in January 2015), impose significantly more stringent capital standards on U.S. financial institutions than are now in place.
The following is a summary of the new capital rules and the three significant changes from the June 2012 proposed rules that were beneficial to community banks:
In general, the new rules expand the risk-weighted categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The new rules also are more restrictive in their definitions of what qualities as capital components and set new, higher minimum capital ratios. The new rules risk-weight past due exposures at 150% of the carrying value thereof for the portion that is not guaranteed or secured, versus 100% at present. The new rules also include a new risk-weighting scheme for residential real estate loans, based on loan to value ratios, although community banks like ours will be permitted to continue to use the existing rules for risk-weighting residential real estate loans.

# 51

As required under Dodd-Frank, the new rules add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new ratio. The new CET1 ratio also will include most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although community banks are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notable unrealized securities gains or losses. We will likely elect not to include unrealized securities gains and losses.
In addition to setting higher minimum capital ratios, the new rules, as part of their general thrust in requiring enhanced capital for all banks, introduce a new concept, a so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). The capital conservation buffer will be phased-in over five years (see table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that buffer should erode below the required level, the bank would not necessarily be required to replace the capital deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so.
The final rules eliminated the proposed phase-out over 10 years of TRUPs as tier 1 capital for banks, such as Arrow, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Arrow's outstanding TRUP's, would continue to qualify as tier 1 capital until they mature or are redeemed, up to a limit of 25% of tier 1 capital (for grandfathered TRUP's and other grandfathered tier 1 capital components).

The following is a summary of the capital definitions for community banks:

Common Equity Tier 1 Capital: The sum of common stock instruments and related surplus net of treasury stock, retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization exercises its irrevocable option not to include AOCI in capital. Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.
Additional Tier 1 Capital: The sum of noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered TRUPs, and Troubled Asset Relief Program instruments, minus applicable regulatory adjustments and deductions.
Tier 2 Capital: The sum of subordinated debt and preferred stock, total capital minority interests not included in Tier 1, allowance for loan and lease losses (not exceeding 1.25 percent of risk-weighted assets) minus applicable regulatory adjustments and deductions.

The following table presents the transition schedule for the new ratios for community banks:

Year, as of January 1	2015	2016	2017	2018	2019
Minimum CET1 Ratio	4.500%	4.500%	4.500%	4.500%	4.500%
Capital Conservation Buffer	N/A	0.625%	1.250%	1.875%	2.500%
CET1 Plus Capital Conservation Buffer	4.500%	5.125%	5.750%	6.375%	7.000%
Phase-in of Deductions from CET1	40.000%	60.000%	80.000%	100.000%	100.000%
Minimum Tier 1 Capital	6.000%	6.000%	6.000%	6.000%	6.000%
Minimum Tier 1 Capital Plus Capital Conservation Buffer	N/A	6.625%	7.250%	7.875%	8.500%
Minimum Total Capital	8.000%	8.000%	8.000%	8.000%	8.000%
Minimum Total Capital Plus Capital Conservation Buffer	N/A	8.625%	9.250%	9.752%	10.500%

We estimate that if the new capital rules, which are being phased-in from 2015 to 2019, had been effective on June 30, 2013, our capital ratios would have exceeded each of the proposed minimums, including the capital conservation buffer.

Current Regulatory Capital Standards

The discussion and disclosure below on current regulatory capital standards is qualified in its entirety by reference to the fact that, as discussed above, the new regulatory capital standards required under the Dodd-Frank Act have now been issued and are soon to become effective, although many of the new standards will be phased in over an extended time period, as indicated in the above table.

Regulatory Capital: The following discussion focuses on the currently effective regulatory capital ratios, as defined and mandated for financial institutions by federal bank regulatory authorities. Regulatory capital, although a financial measure that is not provided for or governed by GAAP, nevertheless has been exempted by the SEC from the definition of "non-GAAP financial measures" in the SEC's Regulation G governing disclosure by registered companies of non-GAAP financial measures. Thus, certain information which is generally required to be presented in connection with our disclosure of non-GAAP financial measures need not be provided, and has not been provided, for the regulatory capital measures discussed below.

Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets disappears from the balance sheet. The guidelines then establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which consists of common equity

# 52

and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), minus intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, discounting). For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines. The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" [or "adequately capitalized"] under these standards.

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of June 30, 2013:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.19%	14.82%	15.96%
Glens Falls National Bank & Trust Co.	8.87%	14.54%	15.67%
Saratoga National Bank & Trust Co.	9.60%	14.37%	15.61%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
At June 30, 2013 our holding company and both banks exceeded the minimum capital ratios established under the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).
As discussed in the preceding section of this Report, "Important Future Changes to Regulatory Capital Standards," the final regulatory capital rules recently promulgated by the federal bank regulators pursuant to the Dodd-Frank Act will significantly change, and generally will increase required capital levels under the current standards.
Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $177.6 million at June 30, 2013, an increase of $1.8 million, or 1.0%, from the prior year-end.  The most significant contributions to stockholders' equity included net income of $10.4 million and equity received from our various stock-based compensation and dividend reinvestment plans of $845 thousand. These changes in Arrow's total shareholders' equity were offset, in part, by cash dividends of $6.0 million, a $3.3 million unrealized net securities loss, net of tax, and purchases of our own common stock of $1.3 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2012 and June 30, 2013.

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities issued by banking organizations such as Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under bank regulatory capital guidelines; however, our TRUPs outstanding prior to this grandfathering cutoff date will continue to qualify as Tier 1 capital until maturity or redemption.

Stock Repurchase Program: At its regular meeting in December 2012, the Board of Directors approved a 12-month stock repurchase program (the "January 2013 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2013 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in November 2011 (the "January 2012 program"), of which authorized amount a total of $3.3 million was applied to repurchases by the end of that program in December 2012. Under the January 2013 program, as under the January 2012 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through June 30, 2013, 50,600 shares having an aggregate purchase price of $1.2 million had been acquired under the January 2013 program.
Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On July 31, 2013, our Board of Directors declared the 2013 third quarter cash dividend of $.25 payable on September 13, 2013. Per share amounts in the following table have been restated for our September 2012 2% stock dividend.

# 53

			Cash
	Market Price		Dividends
	Low	High	Declared
2012
First Quarter	$22.80	$26.62	$0.245
Second Quarter	22.60	24.37	0.245
Third Quarter	23.26	25.68	0.245
Fourth Quarter	22.86	25.50	0.250
2013
First Quarter	$23.60	$25.57	$0.250
Second Quarter	23.41	25.46	0.250
Third Quarter (dividend payable September 13, 2013)			0.250

	Quarter Ended June 30,
	2013	2012

Cash Dividends Per Share	$0.250	$0.245
Diluted Earnings Per Share	0.43	0.47
Dividend Payout Ratio	58.14%	52.13%
Total Equity (in thousands)	$177,607	$171,940
Shares Issued and Outstanding (in thousands)	12,043	12,001
Book Value Per Share	$14.75	$14.33
Intangible Assets (in thousands)	$26,387	$26,611
Tangible Book Value Per Share	$12.56	$12.11
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $501.6 million at period-end 2013, an increase of $22.9 million from the year-end 2012 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York (“FHLBNY”).    We have established federal funds lines of credit with three correspondent banks totaling $30 million, but we only drew on these lines once during 2013.
Through our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $222.3 million at June 30, 2013.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At June 30, 2013, the amount available under this facility was $285.6 million, but there were no advances then outstanding.
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
During the past several quarters, our liquidity position has been strong, as depositors and investors in the wholesale funding markets have shown no hesitations in placing or maintaining their funds with our banks. In addition, management has consciously maintained a strong liquidity position by emphasizing its short maturity asset portfolios, including cash and due from banks, as opposed to investments in longer-term assets which might generate slightly higher rates (albeit rates that are still historically low for the maturities in question) but would also represent a loss of liquidity. The financial markets have been challenging for many financial institutions, and the widely accepted view is that a lack of liquidity has been as great a problem for many troubled institution as capital shortage. As a result, liquidity premiums have widened and many banks have experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow has not experienced any significant liquidity constraints through the date of this Report and has not been forced to pay premium rates to obtain retail deposits or other funds from any source.

# 54

RESULTS OF OPERATIONS
Three Months Ended June 30, 2013 Compared With
Three Months Ended June 30, 2012

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	06/30/2013	06/30/2012	Change	% Change
Net Income	$5,207	$5,594	$(387)	(6.9)%
Diluted Earnings Per Share	0.43	0.47	(0.04)	(8.5)
Return on Average Assets	0.99%	1.13%	(0.14)%	(12.4)
Return on Average Equity	11.68%	13.22%	(1.54)%	(11.6)

We reported earnings (net income) of $5.2 million and diluted earnings per share (EPS) of $.43 for the second quarter of 2013, compared to net income of $5.6 million and EPS of $.47 for the second quarter of 2012.
Both quarters included net gains on the sale of securities: only $8 thousand, net of tax, in the 2013 quarter, and $86 thousand, net of tax, in the 2012 quarter.
    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	06/30/2013	06/30/2012	Change	% Change
Interest and Dividend Income	$16,989	$18,508	$(1,519)	(8.2)%
Interest Expense	2,223	3,279	(1,056)	(32.2)
Net Interest Income	14,766	15,229	(463)	(3.0)
Tax-Equivalent Adjustment	1,180	975	205	21.0
Average Earning Assets (1)	1,982,691	1,881,278	101,413	5.4
Average Interest-Bearing Liabilities	1,641,300	1,565,692	75,608	4.8

Yield on Earning Assets (1)	3.44%	3.96%	(0.52)%	(13.1)
Cost of Interest-Bearing Liabilities	0.54	0.84	(0.30)	(35.7)
Net Interest Spread	2.90	3.12	(0.22)	(7.1)
Net Interest Margin	2.99	3.26	(0.27)	(8.3)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) fell by 27 basis points, from 3.26% to 2.99%, between the second quarter of 2012 and the second quarter of 2013, representing a 8.3% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) dropped by 22 basis points between the respective quarters, from 3.12% to 2.90%, a decrease of 7.1%. These measures reflect a continuing trend impacting most commercial banks, i.e., the consistent pressure on margins resulting from a very low interest rate environment. In management's view, despite the recent modest upturn in prevailing interest rates, particularly on longer-term debt, this persistent trend of margin compression may well continue in upcoming periods, as many of our assets and liabilities do not typically reprice rapidly, and if rates do begin to move broadly upward, our liabilities (deposits) generally may reprice more rapidly than our assets. Net interest income for the just completed quarter, on a taxable equivalent basis, was lower by $463 thousand, or 3.0%, from the second quarter of 2012, as the 8.3% decrease in our net interest margin between the periods was only partially offset by the 5.4% increase in our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $100 thousand and $240 thousand for the quarters ended June 30, 2013 and 2012, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 50.

# 55

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	06/30/2013	06/30/2012	Change	% Change
Income From Fiduciary Activities	$1,758	$1,601	$157	9.8%
Fees for Other Services to Customers	2,371	2,054	317	15.4
Insurance Commissions	2,176	2,107	69	3.3
Net Gain on Securities Transactions	13	143	(130)	(90.9)
Net Gain on the Sale of Loans	498	537	(39)	(7.3)
Other Operating Income	255	366	(111)	(30.3)
Total Noninterest Income	$7,071	$6,808	$263	3.9

Total noninterest income in the just completed quarter was $7.1 million, an increase of $263 thousand, or 3.9%, from total noninterest income of $6.8 million for the second quarter of 2012. We experienced increases in fees for other services to customers, income from fiduciary activities and insurance commissions between the two comparative six-month periods. Net gain on the sale of loans decreased in the 2013 quarter versus the 2012 quarter.
For the just completed 2013 quarter, income from fiduciary activities increased $157 thousand, or 9.8%, from the comparable 2012 quarter. At quarter-end 2013, the market value of assets under trust administration and investment management amounted to $1.074 billion, an increase of $53.8 million, or 5.3%, from June 30, 2012. The growth was generally attributable to the addition of new accounts and positive investment returns. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset, and if the trend continues, will continue to offset, at least in part, the negative effect of reduced debit interchange rates. We do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. The increase in quarter-to-quarter income in this area was primarily attributable to deposit service charges and debit card activity.
The decrease in other operating income was primarily attributable to losses on the sales of other real estate owned.

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	06/30/2013	06/30/2012	Change	% Change
Salaries and Employee Benefits	$7,637	$7,794	$(157)	(2.0)%
Occupancy Expense of Premises, Net	1,117	994	123	12.4
Furniture and Equipment Expense	1,002	976	26	2.7
FDIC and FICO Assessments	267	256	11	4.3
Amortization	112	127	(15)	(11.8)
Other Operating Expense	3,139	2,504	635	25.4
Total Noninterest Expense	$13,274	$12,651	$623	4.9
Efficiency Ratio	60.31%	57.20%	3.11%	5.4

Noninterest expense for the second quarter of 2013 was $13.3 million, an increase of $623 thousand, or 4.9%, from the expense for the second quarter of 2012. For the second quarter of 2013, our efficiency ratio was 60.31%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended March 31, 2013 (the most recent reporting period for which peer group information is available), the peer group ratio was 70.45%, and our ratio was 61.37% (not adjusted).
Salaries and employee benefits expense were actually lower in 2013 than in 2012 due primarily to the retirement of two members of senior management on December 31, 2012 and decreased provisions for incentive compensation.

# 56

The increase in occupancy expense was attributable to an increase in utilities at all of our facilities and to the November 2012 opening of a newly constructed building adjacent to our main office in downtown Glens Falls, New York, housing our commercial lending activities and our trust department's sales, administration and operations.
The increase in furniture and equipment expense was primarily attributable to an increase in equipment depreciation.
Approximately $294 thousand of the $635 thousand increase in other operating expense from the second quarter of 2012 to the second quarter of 2013 was attributable to the reversal in the 2012 period of a Visa litigation reserve (see our discussion of this topic in the "Overview" beginning on page 39) which reduced our 2012 other operating expense on a dollar-for-dollar basis. Otherwise, the category demonstrating the largest increase in cost between the periods was third party computer processing expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	06/30/2013	06/30/2012	Change	% Change
Provision for Income Taxes	$2,076	$2,577	$(501)	(19.4)%
Effective Tax Rate	28.5%	31.5%	(3.0)	(9.5)
The provisions for federal and state income taxes amounted to $2.1 million and $2.6 million for the respective three-month periods of 2013 and 2012. The decrease in the effective tax rate was primarily attributable to a relative increase in tax exempt interest income.

RESULTS OF OPERATIONS
Six Months Ended June 30, 2013 Compared With
Six Months Ended June 30, 2012

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Six Month Period Ended
	06/30/2013	06/30/2012	Change	% Change
Net Income	10,388	$10,882	$(494)	(4.5)%
Diluted Earnings Per Share	0.86	0.91	(0.05)	(5.5)
Return on Average Assets	1.01%	1.11%	(0.10)%	(9.0)
Return on Average Equity	11.78%	12.95%	(1.17)%	(9.0)

We reported earnings (net income) of $10.4 million and diluted earnings per share (EPS) of $.86 for the six-month period of 2013, compared to net income of $10.9 million and EPS of $.91 for the 2012 six-month period.
Both periods included net gains on the sale of securities: $326 thousand, net of tax, in the 2013 period and $389 thousand, net of tax, in the 2012 period.
    The following narrative discusses the changes between the respective six-month periods in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Six Month Period Ended
	06/30/2013	06/30/2012	Change	% Change
Interest and Dividend Income	$34,048	$37,318	$(3,270)	(8.8)%
Interest Expense	4,462	6,811	(2,349)	(34.5)
Net Interest Income	29,586	30,507	(921)	(3.0)
Tax-Equivalent Adjustment	2,243	1,847	396	21.4
Average Earning Assets (1)	1,952,943	1,863,428	89,515	4.8
Average Interest-Bearing Liabilities	1,615,991	1,555,394	60,597	3.9

Yield on Earning Assets (1)	3.52%	4.03%	(0.51)%	(12.7)
Cost of Interest-Bearing Liabilities	0.56	0.88	(0.32)	(36.4)
Net Interest Spread	2.96	3.15	(0.19)	(6.0)
Net Interest Margin	3.05	3.29	(0.24)	(7.3)
(1) Includes Nonaccrual Loans

# 57

Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) fell by 24 basis points, from 3.29% to 3.05%, between the 2012 six-month period and the 2013 six-month period, representing a 7.3% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) dropped by 19 basis points between the two respective periods, from 3.15% to 2.96%, a decrease of 6.0%. The reasons for the decrease in net interest margin, net interest income and net interest spread between the two periods, and management's views regarding the possible continuation of such decreases in upcoming periods, are discussed above under "RESULTS OF OPERATIONS--Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012--Net Interest Income," on page 55. Net interest income for the just completed six-month period, on a taxable equivalent basis, was lower by $921 thousand, or 3.0%, from the 2012 six-month period, as the 7.3% decrease in our net interest margin between the periods was offset, but only in part by the 4.8% increase in our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
The provisions for loan losses were $200 thousand and $520 thousand for the six-month periods ended June 30, 2013 and 2012, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 50.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2013	06/30/2012	Change	% Change
Income From Fiduciary Activities	$3,332	$3,223	$109	3.4%
Fees for Other Services to Customers	4,653	4,014	639	15.9
Insurance Commissions	4,204	3,996	208	5.2
Net Gain on Securities Transactions	540	645	(105)	(16.3)
Net Gain on the Sale of Loans	1,105	894	211	23.6
Other Operating Income	411	595	(184)	(30.9)
Total Noninterest Income	$14,245	$13,367	$878	6.6

Total noninterest income in the just completed six-month period was $14.2 million, an increase of $878 thousand, or 6.6%, from total noninterest income of $13.4 million for the 2012 six-month period. Although other areas of noninterest income experienced increases from last year's respective period, the greatest gains were in fees for other services to customers, net gains on the sale of loans and insurance commissions. Net gain on the sale of loans increased substantially in the 2013 six-month period versus the 2012 six-month period due to the fact that the volume of sales of mortgage loans increased in the 2013 period (especially during the first quarter of 2013, reflecting an increase in activity as the Fed continued to hold down longer term rates by means of their purchases of mortgage-backed securities.
For the just completed 2013 period, income from fiduciary activities increased $109 thousand or 3.4%, from the comparable 2012 six-month period. At period-end 2013, the market value of assets under trust administration and investment management amounted to $1.074 billion, an increase of $53.8 million, or 5.3%, from period-end 2012. The growth was generally attributable to the addition of new accounts and positive investment returns. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset, and if the trend continues, will continue to offset, at least in part, the negative effect of reduced debit interchange rates. We do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. The increase in year-to-year income in this area was primarily attributable to debit card activity and deposit service charges.
The decrease in other operating income was primarily attributable to losses on the sales of other real estate owned.

# 58

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2013	06/30/2012	Change	% Change
Salaries and Employee Benefits	$15,258	$15,697	$(439)	(2.8)%
Occupancy Expense of Premises, Net	2,327	2,048	279	13.6
Furniture and Equipment Expense	2,068	1,946	122	6.3
FDIC and FICO Assessments	531	511	20	3.9
Amortization	236	265	(29)	(10.9)
Other Operating Expense	6,265	5,330	935	17.5
Total Noninterest Expense	$26,685	$25,797	$888	3.4
Efficiency Ratio	61.10%	59.74%	1.36%	2.3

Noninterest expense for the 2013 six-month period was $26.7 million, an increase of $888 thousand, or 3.4%, from the expense for the 2012 six-month period. For the 2013 six-month period, our efficiency ratio was 61.10%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended March 31, 2013 (the most recent reporting period for which peer group information is available), the peer group ratio was 70.45%, and our ratio was 61.37% (not adjusted).
Salaries and employee benefits expense were actually lower in 2013 than in 2012 due primarily to the retirement of two members of senior management on December 31, 2012 and decreased provisions for incentive compensation.
The increase in occupancy expense was attributable to an increase in utilities at all of our facilities and to the November 2012 opening of a newly constructed building adjacent to our main office in downtown Glens Falls, New York, housing our commercial lending activities and our trust department's sales, administration and operations.
The increase in furniture and equipment expense was primarily attributable to an increase in equipment depreciation.
Other operating expense includes a variety of categories. $294 thousand of the $935 thousand increase from the first six months of 2012 to the first six months of 2013 was attributable to the reversal in the second quarter of 2012 of a Visa litigation reserve (see our discussion of this topic in the "Overview" beginning on page 39). In our case, the categories demonstrating the largest increase in cost between the periods was third party computer processing expenses and carrying costs for other real estate owned.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Six Month Period Ended
	06/30/2013	06/30/2012	Change	% Change
Provision for Income Taxes	$4,315	$4,828	$(513)	(10.6)%
Effective Tax Rate	29.3%	30.7%	(1.4)	(4.6)
The provisions for federal and state income taxes amounted to $4.3 million and $4.8 million for the respective six-month periods of 2013 and 2012. The decrease in the effective tax rate was primarily attributable to a relative increase in tax exempt interest income.

Item 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to credit risk in our loan portfolio and liquidity risk, discussed on page 54 of this Report, our business activities also generate market risk. Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position less valuable. The ongoing monitoring and management of market risk, principally interest rate risk, is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors. The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management’s Asset/Liability Committee (“ALCO”). In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends. We have not made use of derivatives, such as interest rate swaps, in our risk management process.
Interest rate risk is the most significant market risk affecting us, and is more important to us, we believe, than credit risk or liquidity risk. Interest rate risk is the exposure of our net interest income to changes in interest rates. Interest rate risk is directly related to the

# 59

different maturities and repricing characteristics of interest-bearing assets and liabilities, as well as to the risk of prepayment of loans and early withdrawal of time deposits, and the fact that the speed and magnitude of responses to interest rate changes vary by product.
The ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.
Our current simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet. This sensitivity analysis is compared to pre-established ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one year horizon. Our current sensitivity analysis model examines both a hypothetical upward shift of interest rates (currently, 200 basis points) and a hypothetical downward shift in interest rates (currently, 100 basis points, subject to certain limitations), and assumes no subsequent change in the balance sheet interest rate shifts, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date. For repricing purposes, we normally assume a parallel and pro-rata shift in rates for both assets and liabilities, over a 12 month period.
We occasionally are forced to make ad hoc adjustments to our model. During recent years, the Fed's targeted federal funds rate has remained within a range of 0 to .25%. The resulting abnormally low short-term rates have led us to revise our standard model for decreasing rate simulation for short-term liabilities and assets, particularly short-term liabilities, that is, to revise our standard hypothetical 100 basis point projected decrease in rates, because we cannot project the effect of a deposit or other liability rate below zero and prevailing rates for many of our liabilities, especially short-term deposits, are already very close to zero. Hence, although we applied our usual 100 basis point downward shift in interest rates for liabilities and assets on the long end of the yield curve, we were limited by an absolute floor of a zero interest rate for short-term modeling of our rate decreases. Consequently, for purposes of determining the effect of a downward shift in rates under our current simulation model, we made no downward shift in interest rates for our liabilities or our assets on the short end of the yield curve, even if such rates slightly exceed zero at the measurement date. We also always assume that hypothetical interest rate shifts, upward or downward, affect assets and liabilities simultaneously, depending upon the contractual maturities of the particular assets and liabilities in question. In practice, however, shifts in prevailing interest rates are typically experienced by us more rapidly in our liability portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of June 30, 2013, a 200 basis point increase in all interest rates demonstrated a 3.68% decrease in net interest income, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, adjusted as discussed above) demonstrated a 0.97% increase in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

# 60

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
The following table presents information about purchases by Arrow of its own equity securities (i.e., Arrow’s common stock) during the three months ended June 30, 2013:

Second Quarter 2013 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
April	4,594	$24.13	—	$3,761,004
May	4,526	24.59	—	3,761,004
June	21,743	24.83	—	3,761,004
Total	30,863	24.69	—
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: April – DRIP market purchases ( 4,594 shares); May – DRIP market purchases ( 4,526 shares); June – DRIP market purchases ( 21,743 shares).
2 No shares were repurchased by the Company under its publicly-announced stock repurchase program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in November 2012 and effective January 1, 2013 (the “2013 Repurchase Program”)) during the second quarter of 2013.
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2013 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

# 61

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

# 62

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

August 7, 2013	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

August 7, 2013	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 63