Form 10-Q
period 2013-09-30
ARROW FINANCIAL CORP
filed 2013-11-12
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      x   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, par value $1.00 per share	12,330,466

ARROW FINANCIAL CORPORATION
FORM 10-Q

# 2

PART I - Financial Information

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2013	December 31, 2012	September 30, 2012
ASSETS
Cash and Due From Banks	$47,513	$37,076	$43,990
Interest-Bearing Deposits at Banks	24,539	11,756	92,428
Investment Securities:
Available-for-Sale	486,888	478,698	425,416
Held-to-Maturity (Approximate Fair Value of $278,390 at September 30, 2013, $248,252 at December 31, 2012, and $254,936 at September 30, 2012)	273,626	239,803	244,949
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	5,792	4,487
Loans	1,243,370	1,172,341	1,152,951
Allowance for Loan Losses	(14,584)	(15,298)	(15,247)
Net Loans	1,228,786	1,157,043	1,137,704
Premises and Equipment, Net	29,386	28,897	26,645
Other Real Estate and Repossessed Assets, Net	499	1,034	834
Goodwill	22,003	22,003	22,003
Other Intangible Assets, Net	4,270	4,492	4,543
Accrued Interest Receivable	6,614	5,486	6,510
Other Assets	28,838	30,716	31,006
Total Assets	$2,156,858	$2,022,796	$2,040,515
LIABILITIES
Noninterest-Bearing Deposits	$280,326	$247,232	$259,943
NOW Accounts	839,213	758,287	769,107
Savings Deposits	516,010	442,363	443,053
Time Deposits of $100,000 or More	83,702	93,375	98,215
Other Time Deposits	176,124	189,898	201,143
Total Deposits	1,895,375	1,731,155	1,771,461
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,977	12,678	18,042
Federal Home Loan Bank Overnight Advances	—	29,000	—
Federal Home Loan Bank Term Advances	20,000	30,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	20,000
Accrued Interest Payable	472	584	676
Other Liabilities	22,351	23,554	24,022
Total Liabilities	1,974,175	1,846,971	1,864,201
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,744,486 Shares Issued at September 30, 2013, 16,416,163 Shares Issued at December 31, 2012 and 16,416,163 Shares Issued at September 30, 2012)	16,744	16,416	16,416
Additional Paid-in Capital	228,622	218,650	217,756
Retained Earnings	24,755	26,251	23,697
Unallocated ESOP Shares (87,641 Shares at September 30, 2013, 102,890 Shares at December 31, 2012 and 107,315 Shares at September 30, 2012)	(1,800)	(2,150)	(2,150)
Accumulated Other Comprehensive Loss	(10,293)	(8,462)	(5,693)
Treasury Stock, at Cost (4,327,741 Shares at September 30, 2013, 4,288,617 Shares at December 31, 2012, and 4,274,972 Shares at September 30, 2012)	(75,345)	(74,880)	(73,712)
Total Stockholders’ Equity	182,683	175,825	176,314
Total Liabilities and Stockholders’ Equity	$2,156,858	$2,022,796	$2,040,515
See Notes to Unaudited Interim Consolidated Financial Statements.

# 3

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$12,846	$13,569	$38,279	$41,155
Interest on Deposits at Banks	11	23	57	80
Interest and Dividends on Investment Securities:
Fully Taxable	1,556	2,191	4,991	7,309
Exempt from Federal Taxes	1,461	1,385	4,352	4,095
Total Interest and Dividend Income	15,874	17,168	47,679	52,639
INTEREST EXPENSE
NOW Accounts	423	675	1,987	2,710
Savings Deposits	240	319	785	1,005
Time Deposits of $100,000 or More	297	459	921	1,636
Other Time Deposits	470	855	1,529	3,075
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	5	6	14	17
Federal Home Loan Bank Advances	167	174	539	543
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	145	155	434	468
Total Interest Expense	1,747	2,643	6,209	9,454
NET INTEREST INCOME	14,127	14,525	41,470	43,185
Provision for Loan Losses	—	150	200	670
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,127	14,375	41,270	42,515
NONINTEREST INCOME
Income From Fiduciary Activities	1,688	1,563	5,020	4,786
Fees for Other Services to Customers	2,403	2,097	7,056	6,111
Insurance Commissions	2,404	2,223	6,608	6,219
Net Gain on Securities Transactions	—	64	540	709
Net Gain on Sales of Loans	166	600	1,271	1,494
Other Operating Income	278	288	689	883
Total Noninterest Income	6,939	6,835	21,184	20,202
NONINTEREST EXPENSE
Salaries and Employee Benefits	7,856	7,964	23,114	23,661
Occupancy Expenses, Net	1,882	1,779	6,277	5,773
FDIC Assessments	269	255	800	766
Other Operating Expense	3,126	2,924	9,627	8,519
Total Noninterest Expense	13,133	12,922	39,818	38,719
INCOME BEFORE PROVISION FOR INCOME TAXES	7,933	8,288	22,636	23,998
Provision for Income Taxes	2,310	2,540	6,625	7,368
NET INCOME	$5,623	$5,748	$16,011	$16,630
Average Shares Outstanding:
Basic	12,308	12,252	12,282	12,244
Diluted	12,344	12,273	12,302	12,262
Per Common Share:
Basic Earnings	$0.46	$0.47	$1.30	$1.36
Diluted Earnings	0.46	0.47	1.30	1.36

Share and Per Share Amounts have been restated for the September 2013 2% stock dividend.
See Notes to Unaudited Interim Consolidated Financial Statements.

# 4

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$5,623	$5,748	$16,011	$16,630
Other Comprehensive Income (Loss), Net of Tax:
Net Unrealized Securities Holding (Losses) Gains Arising During the Period	1,210	411	(2,213)	758
Reclassification Adjustment for Securities Gains Included in Net Income	—	(39)	(326)	(428)
Amortization of Net Retirement Plan Actuarial Loss	235	228	707	685
Accretion of Net Retirement Plan Prior Service Credit	1	(4)	1	(13)
Other Comprehensive Income (Loss)	1,446	596	(1,831)	1,002
Comprehensive Income	$7,069	$6,344	$14,180	$17,632

See Notes to Unaudited Interim Consolidated Financial Statements.

# 5

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	16,011	—	—	—	16,011
Other Comprehensive (Loss) Income	—	—	—	—	(1,831)	—	(1,831)
2% Stock Dividend (328,323 Shares)	328	8,152	(8,480)	—	—	—	—
Cash Dividends Paid, $.74 per Share [1]	—	—	(9,027)	—	—	—	(9,027)
Stock Options Exercised, Net (44,849 Shares)	—	524	—	—	—	441	965
Shares Issued Under the Directors’ Stock Plan (4,255 Shares)	—	64	—	—	—	42	106
Shares Issued Under the Employee Stock Purchase Plan (14,668 Shares)	—	204	—	—	—	144	348
Shares Issued for Dividend Reinvestment Plans (33,539 Shares)	—	525	—	—	—	326	851
Stock-Based Compensation Expense	—	281	—	—	—	—	281
Tax Benefit for Disposition of Stock Options	—	17	—	—	—	—	17
Purchase of Treasury Stock (61,075 Shares)	—	—	—	—	—	(1,512)	(1,512)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (16,969 Shares)	—	66	—	350	—	—	416
Balance at September 30, 2013	$16,744	$228,622	$24,755	$(1,800)	$(10,293)	$(75,345)	$182,683

Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	16,630	—	—	—	16,630
Other Comprehensive (Loss) Income	—	—	—	—	1,002	—	1,002
2% Stock Dividend (321,886 Shares)	322	7,738	(8,060)	—	—	—	—
Cash Dividends Paid, $.72 per Share [1]	—	—	(8,820)	—	—	—	(8,820)
Stock Options Exercised, Net (66,498 Shares)	—	789	—	—	—	661	1,450
Shares Issued Under the Directors’ Stock Plan (3,667 Shares)	—	52	—	—	—	36	88
Shares Issued Under the Employee Stock Purchase Plan (14,913 Shares)	—	199	—	—	—	148	347
Shares Issued for Dividend Reinvestment Plans (55,870 Shares)	—	813	—	—	—	556	1,369
Stock-Based Compensation Expense	—	315	—	—	—	—	315
Tax Benefit for Disposition of Stock Options	—	53	—	—	—	—	53
Purchase of Treasury Stock (127,983 Shares)	—	—	—	—	—	(3,145)	(3,145)
Acquisition of Subsidiaries (9,356 Shares)	—	140	—	—	—	93	233
Allocation of ESOP Stock (12,291 Shares)	—	57	—	350	—	—	407
Balance at September 30, 2012	$16,416	$217,756	$23,697	$(2,150)	$(5,693)	$(73,712)	$176,314

1 Cash dividends paid per share have been adjusted for the September 2013 2% stock dividend.

See Notes to Unaudited Interim Consolidated Financial Statements.

# 6

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,
Cash Flows from Operating Activities:	2013	2012
Net Income	$16,011	$16,630
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	200	670
Depreciation and Amortization	6,908	6,555
Allocation of ESOP Stock	416	407
Gains on the Sale of Securities Available-for-Sale	(527)	(719)
Gains on the Sale of Securities Held-to-Maturity	(18)	—
Losses on the Sale of Securities Held-to-Maturity	5	—
Losses on the Sale of Securities Available-for-Sale	—	10
Loans Originated and Held-for-Sale	(41,545)	(40,991)
Proceeds from the Sale of Loans Held-for-Sale	44,057	42,561
Net Gains on the Sale of Loans	(1,271)	(1,494)
Net Losses (Gains) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	87	(50)
Contributions to Pension Plans	(354)	(244)
Deferred Income Tax Benefit	(83)	(547)
Shares Issued Under the Directors’ Stock Plan	106	88
Stock-Based Compensation Expense	281	315
Net Decrease in Other Assets	2,611	943
Net (Decrease) Increase in Other Liabilities	(653)	1,837
Net Cash Provided By Operating Activities	26,231	25,971
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	16,284	17,015
Proceeds from the Maturities and Calls of Securities Available-for-Sale	89,857	175,193
Purchases of Securities Available-for-Sale	(121,287)	(63,383)
Proceeds from the Sale of Securities Held-to-Maturity	1,181	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	35,214	35,483
Purchases of Securities Held-to-Maturity	(71,573)	(130,769)
Net Increase in Loans	(73,948)	(23,080)
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,214	827
Purchase of Premises and Equipment	(1,935)	(5,153)
Cash Paid for Subsidiaries, Net	(75)	(75)
Net Decrease in Other Investments	1,896	2,235
Net Cash (Used In) Provided By Investing Activities	(123,172)	8,293
Cash Flows from Financing Activities:
Net Increase in Deposits	164,220	127,415
Net Decrease in Short-Term Borrowings	(25,701)	(50,251)
Repayments of Federal Home Loan Bank Term Advances	(10,000)	(10,000)
Purchase of Treasury Stock	(1,512)	(3,145)
Stock Options Exercised, Net	965	1,450
Shares Issued Under the Employee Stock Purchase Plan	348	347
Tax Benefit from Exercise of Stock Options	17	53
Shares Issued for Dividend Reinvestment Plans	851	1,369
Cash Dividends Paid	(9,027)	(8,820)
Net Cash Provided By Financing Activities	120,161	58,418
Net Increase in Cash and Cash Equivalents	23,220	92,682
Cash and Cash Equivalents at Beginning of Period	48,832	43,736
Cash and Cash Equivalents at End of Period	$72,052	$136,418

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$6,318	$9,922
Income Taxes	6,086	5,991
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	764	1,084
Acquisition of Subsidiaries	233	233

See Notes to Unaudited Interim Consolidated Financial Statements.

# 7

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.     ACCOUNTING POLICIES

In the opinion of the management of Arrow Financial Corporation (Arrow), the accompanying unaudited consolidated interim financial statements contain all of the adjustments necessary to present fairly the financial position as of September 30, 2013, December 31, 2012 and September 30, 2012; the results of operations for the three and nine-month periods ended September 30, 2013 and 2012; the consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012; the changes in stockholders' equity for the nine-month periods ended September 30, 2013 and 2012; and the cash flows for the nine-month periods ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The preparation of financial statements requires the use of management estimates. The unaudited consolidated interim financial statements should be read in conjunction with the audited annual consolidated financial statements of Arrow for the year ended December 31, 2012, included in Arrow's 2012 Form 10-K.

New Accounting Standards Updates (ASU): During 2013, through the date of this report, the FASB issued eleven accounting standards updates. Nine did not apply to Arrow. ASU 2013-02 "Comprehensive Income" requires additional disclosures relating to reclassifications out of accumulated other comprehensive income. Since the ASU was effective for this Form 10-Q, the new disclosures are included in Note 5 - Comprehensive Income. ASU 2013-10 "Derivatives and Hedging" now allows the federal funds effective swap rate as a benchmark interest rate for hedge accounting. While this has no current impact on Arrow, it may provide us an option for future swaps that we did not have before the ASU.

Note 2.    INVESTMENT SECURITIES (In Thousands)

The following table is the schedule of Available-For-Sale Securities at September 30, 2013, December 31, 2012 and September 30, 2012:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
September 30, 2013
Available-For-Sale Securities, at Amortized Cost	$150,184	$134,059	$179,235	$17,180	$1,120	$481,778
Available-For-Sale Securities, at Fair Value	149,774	133,919	185,215	16,798	1,182	486,888
Gross Unrealized Gains	2	175	6,041	—	62	6,280
Gross Unrealized Losses	412	315	61	382	—	1,170
Available-For-Sale Securities, Pledged as Collateral						314,693

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	53,557	20,825	—		74,382
From 1 - 5 Years	150,184	77,849	149,147	16,180		393,360
From 5 - 10 Years	—	1,973	9,263	—		11,236
Over 10 Years	—	680	—	1,000		1,680

Maturities of Debt Securities, at Fair Value:
Within One Year	—	53,590	21,390	—		74,980
From 1 - 5 Years	149,774	77,644	153,984	15,998		397,400
From 5 - 10 Years	—	2,005	9,841	—		11,846
Over 10 Years	—	680	—	800		1,480

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$105,517	$58,710	$8,482	$15,998	$—	$188,707
12 Months or Longer	4,992	3,513	—	800	—	9,305
Total	$110,509	$62,223	$8,482	$16,798	$—	$198,012
Number of Securities in a Continuous Loss Position	30	230	4	22	—	286

# 8

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$405	$304	$61	$182	$—	$952
12 Months or Longer	7	11	—	200	—	218
Total	$412	$315	$61	$382	$—	$1,170

December 31, 2012
Available-For-Sale Securities, at Amortized Cost	$122,297	$84,798	$252,480	$8,689	$1,120	$469,384
Available-For-Sale Securities, at Fair Value	122,457	84,838	261,804	8,451	1,148	478,698
Gross Unrealized Gains	204	206	9,405	—	28	9,843
Gross Unrealized Losses	44	166	81	238	—	529
Available-For-Sale Securities, Pledged as Collateral						260,292

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,531	$46,627	$10,230	$8,451	$—	$137,839
12 Months or Longer	—	2,149	4,968	—	—	7,117
Total	$72,531	$48,776	$15,198	$8,451	$—	$144,956
Number of Securities in a Continuous Loss Position	22	198	7	11	—	238

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$44	$160	$50	$238	$—	$492
12 Months or Longer	—	6	31	—	—	37
Total	$44	$166	$81	$238	$—	$529

September 30, 2012
Available-For-Sale Securities, at Amortized Cost	$56,054	$62,706	$292,716	$1,000	$1,120	$413,596
Available-For-Sale Securities, at Fair Value	56,391	62,965	304,085	800	1,175	425,416
Gross Unrealized Gains	337	285	11,549	—	55	12,226
Gross Unrealized Losses	—	26	180	200	—	406
Available-For-Sale Securities, Pledged as Collateral						277,357

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$4,999	$17,432	$18,825	$800	$—	$42,056
12 Months or Longer	—	—	—	—	—	—
Total	$4,999	$17,432	$18,825	$800	$—	$42,056
Number of Securities in a Continuous Loss Position	1	73	7	1	—	82

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$—	$26	$180	$200	$—	$406
12 Months or Longer	—	—	—	—	—	—
Total	$—	$26	$180	$200	$—	$406

# 9

The following table is the schedule of Held-To-Maturity Securities at September 30, 2013, December 31, 2012 and September 30, 2012:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
September 30, 2013
Held-To-Maturity Securities, at Amortized Cost	$194,065	$78,561	$1,000	$273,626
Held-To-Maturity Securities, at Fair Value	198,548	78,842	1,000	278,390
Gross Unrealized Gains	5,018	314	—	5,332
Gross Unrealized Losses	535	33	—	568
Held-To-Maturity Securities, Pledged as Collateral				272,626

Maturities of Debt Securities, at Amortized Cost:
Within One Year	45,615	—	—	45,615
From 1 - 5 Years	80,848	44,388	—	125,236
From 5 - 10 Years	64,057	34,173	—	98,230
Over 10 Years	3,545	—	1,000	4,545

Maturities of Debt Securities, at Fair Value:
Within One Year	45,665	—	—	45,665
From 1 - 5 Years	82,492	44,669	—	127,161
From 5 - 10 Years	66,734	34,173	—	100,907
Over 10 Years	3,657	—	1,000	4,657

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$27,814	$29,714	$—	$57,528
12 Months or Longer	171	—	—	171
Total	$27,985	$29,714	$—	$57,699
Number of Securities in a Continuous Loss Position	97	13	—	110

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$532	$33	$—	$565
12 Months or Longer	2	—	—	2
Total	$534	$33	$—	$567

# 10

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,373	$55,430	$1,000	$239,803
Held-To-Maturity Securities, at Fair Value	191,196	56,056	1,000	248,252
Gross Unrealized Gains	7,886	626	—	8,512
Gross Unrealized Losses	63	—	—	63
Held-To-Maturity Securities, Pledged as Collateral				238,803

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$21,583	$—	$—	$21,583
12 Months or Longer	503	—	—	503
Total	$22,086	$—	$—	$22,086
Number of Securities in a Continuous Loss Position	61	—	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$62	$—	$—	$62
12 Months or Longer	1	—	—	1
Total	$63	$—	$—	$63

September 30, 2012
Held-To-Maturity Securities, at Amortized Cost	$179,412	$64,537	$1,000	$244,949
Held-To-Maturity Securities, at Fair Value	188,127	65,809	1,000	254,936
Gross Unrealized Gains	8,718	1,272	—	9,990
Gross Unrealized Losses	3	—	—	3
Held-To-Maturity Securities, Pledged as Collateral				243,949

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$3,165	$—	$—	$3,165
12 Months or Longer	—	—	—	—
Total	$3,165	$—	$—	$3,165
Number of Securities in a Continuous Loss Position	9	—	—	9

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$3	$—	$—	$3
12 Months or Longer	—	—	—	—
Total	$3	$—	$—	$3

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

# 11

In the available-for-sale category at September 30, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $150.2 million and a fair value of $149.8 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $32.5 million and a fair value of $33.6 million and GSE securities with an amortized cost of $146.7 million and a fair value of $151.6 million. In the held-to-maturity category at September 30, 2013, mortgage-backed securities-residential consisted of U.S Government Agency securities with an amortized cost of $5.0 million and a fair value of $4.9 million and GSE securities with an amortized cost of $73.6 million and a fair value of $73.9 million.

In the available-for-sale category at September 30, 2012, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $56.1 million and a fair value of $56.4 million. Mortgage-backed securities-residential consisted of US Government Agency securities with an amortized cost of $40.6 million and a fair value of $42.1 million and GSE securities with an amortized cost of $262.0 million and a fair value of $252.1 million. In the held-to-maturity category at September 30, 2012, mortgage-backed securities-residential consisted of GSE securities with an amortized cost of $64.5 million and a fair value of $65.8 million.

Securities in a continuous loss position, in the tables above for September 30, 2013, December 31, 2012 and September 30, 2012 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. Agency issues, including agency-backed collateralized mortgage obligations and mortgage-backed securities, are all rated at least Aaa by Moody's or AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured. Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to September 30, 2013, there were no securities downgraded below investment grade.
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

# 12

Note 3.    LOANS (In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of September 30, 2013, December 31, 2012 and September 30, 2012 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.   Loans held-for-sale of $1,561, $2,801 and $816 as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively, are included in the residential real estate loan balances.

Past Due Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2013
Loans Past Due 30-59 Days	$595	$—	$—	$50	$2,230	$200	$3,075
Loans Past Due 60-89 Days	750	—	1,173	4	654	1,999	4,580
Loans Past Due 90 or more Days	53	—	1,847	—	133	2,721	4,754
Total Loans Past Due	1,398	—	3,020	54	3,017	4,920	12,409
Current Loans	85,719	33,960	260,084	7,516	389,335	454,347	1,230,961
Total Loans	$87,117	$33,960	$263,104	$7,570	$392,352	$459,267	$1,243,370

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$11	$916	$927
Nonaccrual Loans	$269	$—	$1,930	$3	$240	$3,729	$6,171

December 31, 2012
Loans Past Due 30-59 Days	$1,045	$—	$534	$43	$2,427	$407	$4,456
Loans Past Due 60-89 Days	1,588	—	1,332	17	793	2,466	6,196
Loans Past Due 90 or more Days	494	—	1,871	—	185	1,462	4,012
Total Loans Past Due	3,127	—	3,737	60	3,405	4,335	14,664
Current Loans	102,409	29,149	241,440	6,624	345,695	432,360	1,157,677
Total Loans	$105,536	$29,149	$245,177	$6,684	$349,100	$436,695	$1,172,341

Loans 90 or More Days Past Due and Still Accruing Interest	$126	$—	$378	$—	$42	$374	$920
Nonaccrual Loans	$1,787	$—	$2,026	$1	$419	$2,400	$6,633

September 30, 2012
Loans Past Due 30-59 Days	$831	$—	$271	$20	$2,675	$2,245	$6,042
Loans Past Due 60-89 Days	1,764	—	1,051	—	485	822	4,122
Loans Past Due 90 or more Days	216	—	621	—	148	1,278	2,263
Total Loans Past Due	2,811	—	1,943	20	3,308	4,345	12,427
Current Loans	97,612	27,265	233,238	6,837	339,922	435,650	1,140,524
Total Loans	$100,423	$27,265	$235,181	$6,857	$343,230	$439,995	$1,152,951

Loans 90 or More Days Past Due and Still Accruing Interest	$—	$—	$—	$—	$—	$150	$150
Nonaccrual Loans	$1,750	$—	$1,156	$1	$419	$2,762	$6,088

The Company disaggregates its loan portfolio into the following six categories:

Commercial - The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit. Such loans are made available to businesses for working capital needs such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower. These loans carry a higher risk than commercial real estate loans due to the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and generally have a lower liquidation value than real estate. In the event of default by the borrower, the Company may be required to liquidate collateral at deeply discounted values. To reduce the risk, management usually obtains personal guarantees of the borrowers.

Commercial Construction - The Company offers commercial construction and land development loans to finance projects within the communities that we serve. Many projects will ultimately be used by the borrowers’ businesses, while others are developed for resale.

# 13

These real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner-occupied and nonowner-occupied facilities. There is enhanced risk during the construction period, since the loan is secured by an incomplete project.

Commercial Real Estate - The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties. Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and both owner and non owner-occupied facilities. These loans are typically less risky than commercial loans, since they are secured by real estate and buildings, and are generally originated in amounts of no more than 80% of the appraised value of the property.

Other Consumer Loans - The Company offers a variety of consumer installment loans to finance personal expenditures. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to five years, based upon the nature of the collateral and the size of the loan. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection. Several loans are unsecured, which carry a higher risk of loss.

Automobile - The Company primarily finances the purchases of automobiles indirectly through dealer relationships located throughout upstate New York and Vermont. Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to seven years. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

Residential Real Estate Mortgages - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a roll-forward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Quarterly Periods:
June 30, 2013	$1,552	$646	$3,293	$299	$4,357	$3,408	$1,123	$14,678
Charge-offs	(62)	—	—	(7)	(114)	—	—	(183)
Recoveries	8	—	—	2	79	—	—	89
Provision	209	4	15	(29)	(14)	(159)	(26)	—
September 30, 2013	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584

June 30, 2012	$2,098	$528	$3,295	$355	$4,571	$3,451	$913	$15,211
Charge-offs	—	—	(39)	(27)	(105)	—	—	(171)
Recoveries	2	—	—	8	47	—	—	57
Provision	22	19	(82)	(11)	119	38	45	150
September 30, 2012	$2,122	$547	$3,174	$325	$4,632	$3,489	$958	$15,247

# 14

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
Roll-forward of the Allowance for Loan Losses for the Year-to-Date Periods:
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(850)	—	(11)	(20)	(284)	—	—	(1,165)
Recoveries	48	—	—	2	201	—	—	251
Provision	165	49	269	(21)	(145)	(156)	39	200
September 30, 2013	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584

December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(15)	—	(206)	(69)	(281)	(33)	—	(604)
Recoveries	5	—	—	17	156	—	—	178
Provision	205	(55)	244	27	261	108	(120)	670
September 30, 2012	$2,122	$547	$3,174	$325	$4,632	$3,489	$958	$15,247

September 30, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,707	$650	$3,308	$265	$4,308	$3,249	$1,097	$14,584
Ending Loan Balance - Individually Evaluated for Impairment	$25	$—	$1,497	$—	$169	$1,720	$—	$3,411
Ending Loan Balance - Collectively Evaluated for Impairment	$87,092	$33,960	$261,607	$7,570	$392,183	$457,547	$—	$1,239,959

December 31, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$853	$—	$—	$—	$—	$—	$—	$853
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,491	$601	$3,050	$304	$4,536	$3,405	$1,058	$14,445
Ending Loan Balance - Individually Evaluated for Impairment	$1,432	$—	$2,528	$—	$203	$1,090	$—	$5,253
Ending Loan Balance - Collectively Evaluated for Impairment	$104,104	$29,149	$242,649	$6,684	$348,897	$435,605	$—	$1,167,088

# 15

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
September 30, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$809	$—	$—	$—	$—	$—	$—	$809
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,313	$547	$3,174	$325	$4,632	$3,489	$958	$14,438
Ending Loan Balance - Individually Evaluated for Impairment	$1,553	$—	$1,574	$—	$204	$1,512	$—	$4,843
Ending Loan Balance - Collectively Evaluated for Impairment	$98,870	$27,265	$233,607	$6,857	$343,026	$438,483	$—	$1,148,108

Through the provision for loan losses, an allowance for loan losses is maintained that reflects our best estimate of the inherent risk of loss in the Company’s loan portfolio as of the balance sheet date. Additions are made to the allowance for loan losses through a periodic provision for loan losses. Actual loan losses are charged against the allowance for loan losses when loans are deemed uncollectible and recoveries of amounts previously charged off are recorded as credits to the allowance for loan losses.

Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, our independent internal loan review department performs periodic reviews of the risk ratings on individual loans in our commercial loan portfolio.

We use a two-step process to determine the provision for loan losses and the amount of the allowance for loan losses. We measure impairment on our impaired loans on a quarterly basis. Our impaired loans are generally nonaccrual loans over $250 thousand and all troubled debt restructured loans. Our impaired loans are generally considered to be collateral dependent with the specific reserve, if any, determined based on the value of the collateral less estimated costs to sell.

The remainder of the portfolio is evaluated on a pooled basis, as described below. For each homogeneous loan pool, we estimate a total loss factor based on the historical net loss rates adjusted for applicable qualitative factors. We update the total loss factors assigned to each loan category on a quarterly basis. For the commercial, commercial construction, and commercial real estate categories, we further segregate the loan categories by credit risk profile (pools of loans graded pass, special mention and accruing substandard). Additional description of the credit risk classifications is detailed in the Credit Quality Indicators section of this note.

We determine the historical net loss rate for each loan category using a trailing three-year net charge-off average. While historical net loss experience provides a reasonable starting point for our analysis, historical net losses, or even recent trends in net losses, do not by themselves form a sufficient basis to determine the appropriate level of the allowance for loan losses. Therefore, we also consider and adjust historical net loss factors for qualitative factors that impact the inherent risk of loss associated with our loan categories within our total loan portfolio. These include:

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

Further, due to the imprecise nature of the loan loss estimation process, the risk attributes of our loan portfolio may not be fully captured in data related to the determination of loss factors used to determine our analysis of the adequacy of the allowance for loan losses.

# 16

Management, therefore, has established an unallocated portion within the allowance for loan losses reflecting the imprecision that naturally exists in the allowance for loan loss estimation process. The unallocated allowance for loan losses is not considered a significant component of the overall allowance for loan loss estimation process.

Credit Quality Indicators

The following table presents the credit quality indicators by loan category at September 30, 2013, December 31, 2012 and September 30, 2012:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$78,706	$33,133	$241,437				$353,276
Special Mention	2,313	—	3,004				5,317
Substandard	6,098	827	18,663				25,588
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,567	$392,112	$454,620	854,299
Nonperforming				3	240	4,647	4,890

December 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	97,085	27,913	225,312				350,310
Special Mention	192	—	1,419				1,611
Substandard	6,872	1,236	18,446				26,554
Doubtful	1,387	—	—				1,387
Credit Risk Profile Based on Payment Activity:
Performing				6,683	348,676	433,922	789,281
Nonperforming				1	424	2,773	3,198

September 30, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	93,095	25,993	214,239				333,327
Special Mention	279	—	1,537				1,816
Substandard	7,049	1,272	19,405				27,726
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				6,856	342,811	437,082	786,749
Nonperforming				1	419	2,913	3,333

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

# 17

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

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded related allowance or has no recorded related allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2013
Recorded Investment:
With No Related Allowance	$25	$—	$1,497	$—	$169	$1,720	$3,411
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	25	—	1,497	—	169	1,720	3,411
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2012
Recorded Investment:
With No Related Allowance	$45	$—	$2,528	$—	$203	$1,090	$3,866
With a Related Allowance	1,387	—	—	—	—	—	1,387
Unpaid Principal Balance:
With No Related Allowance	45	—	2,695	—	203	1,090	4,033
With a Related Allowance	1,387	—	—	—	—	—	1,387

September 30, 2012
Recorded Investment:
With No Related Allowance	$52	$—	$1,574	$—	$204	$1,512	$3,342
With a Related Allowance	1,501	—	—	—	—	—	1,501
Unpaid Principal Balance:
With No Related Allowance	52	—	1,741	—	204	1,512	$3,509
With a Related Allowance	1,501	—	—	—	—	—	1,501

For the Quarter Ended:
September 30, 2013
Average Recorded Balance:
With No Related Allowance	$29	$—	$1,489	$—	$177	$1,399	$3,094
With a Related Allowance	—	—	—	—	—	—	—
Interest Income Recognized:
With No Related Allowance	1	—	—	—	1	2	4
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	—	—	—	—	—	—	—

# 18

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
September 30, 2012
Average Recorded Balance:
With No Related Allowance	$55	$—	$1,600	$—	$209	$1,501	$3,365
With a Related Allowance	1,571	—	—	—	—	—	1,571
Interest Income Recognized:
With No Related Allowance	2	—	10	—	4	3	19
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	10	—	—	—	10
With a Related Allowance	—	—	—	—	—	—	—
For the Year-To-Date Period Ended:
September 30, 2013
Average Recorded Balance:
With No Related Allowance	$35	$—	$2,013	$—	$186	$1,405	$3,639
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	3	—	—	—	6	6	15
With a Related Allowance	72	—	—	—	—	—	72
Cash Basis Income:
With No Related Allowance	—	—	—	—	—	—	—
With a Related Allowance	72	—	—	—	—	—	72

September 30, 2012
Average Recorded Balance:
With No Related Allowance	$59	$—	$1,717	$—	$229	$1,703	$3,708
With a Related Allowance	687	—	—	—	—	—	687
Interest Income Recognized:
With No Related Allowance	5	—	54	—	9	7	75
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	—	—	54	—	—	—	54
With a Related Allowance	—	—	—	—	—	—	—

At September 30, 2013, December 31, 2012 and September 30, 2012, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at September 30, 2013. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 19

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Quarter Ended:
September 30, 2013
Number of Loans	—	—	—	—	2	—	2
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$16	$—	$16

September 30, 2012
Number of Loans	—	—	2	—	5	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$41	$—	$88
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$41	$—	$88

For the Year-To-Date Period Ended:
September 30, 2013
Number of Loans	—	—	—	—	7	—	7
Pre-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$57	$—	$57
Post-Modification Outstanding Recorded Investment	$—	$—	$—	$—	$57	$—	$57

September 30, 2012
Number of Loans	—	—	2	—	12	—	14
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$101	$—	$148
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$101	$—	$148

In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of September 30, 2013.

# 20

Note 4.    GUARANTEES (In Thousands)

The following table presents the balance for standby letters of credit for the periods ended September 30, 2013, December 31, 2012 and September 30, 2012:

Loan Commitments and Letters of Credit
	09/30/2013	12/31/2012	09/30/2012
Notional Amount:
Commitments to Extend Credit	$243,254	$198,405	$216,540
Standby Letters of Credit	3,525	10,929	11,367
Fair Value:
Commitments to Extend Credit	$—	$—	$—
Standby Letters of Credit	56	118	81

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Arrow evaluates each customer's creditworthiness on a case-by-case basis.  Home equity lines of credit are secured by residential real estate.  Construction commitments are secured by underlying real estate.  For other lines of credit, the amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based on management's credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.  Most of the commitments are variable rate instruments.

Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at September 30, 2013, December 31, 2012 and September 30, 2012 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and are amortized over the life of the commitment. The fair values of Arrow's standby letters of credit at September 30, 2013, December 31, 2012 and September 30, 2012, in the table above, were the same as the carrying amounts.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.

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

# 21

Note 5.    COMPREHENSIVE INCOME (In Thousands)

The following table presents the components of other comprehensive income for the three and nine months ended September 30, 2013 and 2012 :

Schedule of Comprehensive Income
	Three Months Ended September 30,			Nine Months Ended September 30,
		Tax			Tax
	Before-Tax	(Expense)	Net-of-Tax	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount
2013
Net Unrealized Securities Holding Gains Arising During the Period	$2,003	$(793)	$1,210	$(3,664)	$1,451	$(2,213)
Reclassification Adjustment for Securities Gains Included in Net Income	—	—	—	(540)	214	(326)
Amortization of Net Retirement Plan Actuarial Loss	390	(155)	235	1,173	(466)	707
Accretion of Net Retirement Plan Prior Service Credit	1	—	1	1	—	1
Other Comprehensive Income	$2,394	$(948)	$1,446	$(3,030)	$1,199	$(1,831)

2012
Net Unrealized Securities Holding Gains Arising During the Period	$679	$(268)	$411	$1,256	$(498)	$758
Reclassification Adjustment for Securities Gains Included in Net Income	(64)	25	(39)	(709)	281	(428)
Amortization of Net Retirement Plan Actuarial Loss	377	(149)	228	1,134	(449)	685
Accretion of Net Retirement Plan Prior Service Credit	(7)	3	(4)	(22)	9	(13)
Other Comprehensive Income	$985	$(389)	$596	$1,659	$(657)	$1,002

# 22

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Quarter-To-Date periods ended:

June 30, 2013	$1,876	$(13,564)	$(51)	$(11,739)
Other comprehensive income before reclassifications	1,210	—	—	1,210
Amounts reclassified from accumulated other comprehensive income	—	235	1	236
Net current-period other comprehensive income	1,210	235	1	1,446
September 30, 2013	$3,086	$(13,329)	$(50)	$(10,293)

June 30, 2012	$6,766	$(13,252)	$197	$(6,289)
Other comprehensive income before reclassifications	411	—	—	411
Amounts reclassified from accumulated other comprehensive income	(39)	228	(4)	185
Net current-period other comprehensive income	372	228	(4)	596
September 30, 2012	$7,138	$(13,024)	$193	$(5,693)

For the Year-To-Date periods ended:

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income before reclassifications	(2,213)	—	—	(2,213)
Amounts reclassified from accumulated other comprehensive income	(326)	707	1	382
Net current-period other comprehensive income	(2,539)	707	1	(1,831)
September 30, 2013	$3,086	$(13,329)	$(50)	$(10,293)

December 31, 2011	$6,808	$(13,709)	$206	$(6,695)
Other comprehensive income before reclassifications	758	—	—	758
Amounts reclassified from accumulated other comprehensive income	(428)	685	(13)	244
Net current-period other comprehensive income	330	685	(13)	1,002
September 30, 2012	$7,138	$(13,024)	$193	$(5,693)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 23

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Quarter-to-date periods ended:

September 30, 2013

Unrealized gains and losses on available-for-sale securities
	$—		Gain on Securities Transactions
	—		Total before tax
	—		Provision for Income Taxes
	$—		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(1)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(390)	(2)	Salaries and Employee Benefits
	(391)		Total before tax
	155		Provision for Income Taxes
	$(236)		Net of tax

Total reclassifications for the period	$(236)		Net of tax

September 30, 2012

Unrealized gains and losses on available-for-sale securities
	$64		Gain on Securities Transactions
	64		Total before tax
	(25)		Provision for Income Taxes
	$39		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$7	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(377)	(2)	Salaries and Employee Benefits
	(370)		Total before tax
	146		Provision for Income Taxes
	$(224)		Net of tax

Total reclassifications for the period	$(185)		Net of tax

# 24

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

September 30, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(1)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(1,173)	(2)	Salaries and Employee Benefits
	(1,174)		Total before tax
	466		Provision for Income Taxes
	$(708)		Net of tax

Total reclassifications for the period	$(382)		Net of tax

September 30, 2012

Unrealized gains and losses on available-for-sale securities
	$709		Gain on Securities Transactions
	709		Total before tax
	(281)		Provision for Income Taxes
	$428		Net of tax

Amortization of defined benefit pension items
Prior-service costs	22	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,134)	(2)	Salaries and Employee Benefits
	(1,112)		Total before tax
	440		Provision for Income Taxes
	$(672)		Net of tax

Total reclassifications for the period	$(244)		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details.).

# 25

Note 6.    STOCK BASED COMPENSATION PLANS

Under our 2008 Long-Term Incentive Plan, we granted options in the first quarter of 2013 to purchase shares of our common stock. The fair values of the options were estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of our grants is expensed over the four year vesting period. Share and per share amounts have been restated for the September 2013 2% stock dividend.

The following table presents a roll-forward of our stock option plans and grants issued during 2013:
.

Schedule of Share-based Compensation Arrangements
Stock Option Plans
Roll-Forward of Shares Outstanding:
Outstanding at January 1, 2013	451,233
Granted	10,200
Exercised	(45,742)
Forfeited	(12,429)
Outstanding at September 30, 2013	403,262
Exercisable at Period End	284,622
Vested and Expected to Vest	403,262

Roll-Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2013	$22.61
Granted	23.80
Exercised	21.10
Forfeited	22.50
Outstanding at September 30, 2013	22.82
Exercisable at Period End	22.22
Vested and Expected to Vest	22.82

Grants Issued During 2013 - Weighted Average Information:
Fair Value	5.46
Fair Value Assumptions:
Dividend Yield	4.20%
Expected Volatility	36.57%
Risk Free Interest Rate	1.31%
Expected Lives (in years)	6.71

The following table presents information on the amounts expensed and remaining amounts to be expensed for the periods ended September 30, 2013 and 2012:

Share-Based Compensation Expense
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Share-Based Compensation Expense	$92	$108	$281	$315

Arrow also sponsors an Employee Stock Purchase Plan under which employees purchase Arrow's common stock at a 5% discount below market price. Under current accounting guidance, a stock purchase plan with a discount of 5% or less is not considered a compensatory plan.

# 26

Note 7.    RETIREMENT PLANS (Dollars in Thousands)

The following tables provide the components of net periodic benefit costs for the three and nine-month periods ended September 31:

		Select
	Employees'	Executive	Postretirement
	Pension	Retirement	Benefit
	Plan	Plan	Plans
Net Periodic Benefit Cost
For the Three Months Ended September 30, 2013:
Service Cost	$367	$5	$51
Interest Cost	315	33	56
Expected Return on Plan Assets	(716)	—	—
Amortization of Prior Service Cost (Credit)	10	19	(28)
Amortization of Net Loss	311	38	41
Net Periodic Benefit Cost	$287	$95	$120

Plan Contributions During the Period	—	133	77

For the Three Months Ended September 30, 2012:
Service Cost	$340	$19	$45
Interest Cost	468	51	98
Expected Return on Plan Assets	(755)	—	—
Amortization of Prior Service (Credit) Cost	10	11	(28)
Amortization of Net Loss	309	35	33
Net Periodic Benefit Cost	$372	$116	$148

Plan Contributions During the Period	$—	$84	$66

Net Periodic Benefit Cost
For the Nine Months Ended September 30, 2013:
Service Cost	$1,101	$32	$153
Interest Cost	944	81	206
Expected Return on Plan Assets	(2,148)	—	—
Amortization of Prior Service Cost (Credit)	28	59	(86)
Amortization of Net Loss	935	114	124
Net Periodic Benefit Cost	$860	$286	$397

Plan Contributions During the Period	$—	$354	$252

Estimated Future Contributions in the Current Fiscal Year	$—	$118	$84

For the Nine Months Ended September 30, 2012:
Service Cost	$1,019	$57	$135
Interest Cost	1,406	153	279
Expected Return on Plan Assets	(2,265)	—	—
Amortization of Prior Service (Credit) Cost	30	33	(85)
Amortization of Net Loss	930	105	99
Net Periodic Benefit Cost	$1,120	$348	$428

Plan Contributions During the Period	$—	$244	$297

We are not required to make a contribution to our qualified pension plan in 2013, and currently, we do not expect to make a contribution in 2013. Arrow makes contributions to its other post-retirement benefit plans in an amount equal to actual expenses for the year.

# 27

Note 8.    EARNINGS PER COMMON SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share (“EPS”) for periods ended September 30, 2013 and 2012.  All share and per share amounts have been adjusted for the September 2013 2% stock dividend.

Earnings Per Share
	Quarterly Period Ended:		Year-to-Date Period Ended:
	9/30/2013	9/30/2012	9/30/2013	9/30/2012
Earnings Per Share - Basic:
Net Income	$5,623	$5,748	$16,011	$16,630
Weighted Average Shares - Basic	12,308	12,252	12,282	12,244
Earnings Per Share - Basic	$0.46	$0.47	$1.30	$1.36

Earnings Per Share - Diluted:
Net Income	$5,623	$5,748	$16,011	$16,630
Weighted Average Shares - Basic	12,308	12,252	12,282	12,244
Dilutive Average Shares Attributable to Stock Options	36	21	20	18
Weighted Average Shares - Diluted	12,344	12,273	12,302	12,262
Earnings Per Share - Diluted	$0.46	$0.47	$1.30	$1.36
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	47	129	47	203

# 28

Note 9.    FAIR VALUE OF FINANCIAL INSTRUMENTS (In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements. We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at September 30, 2013, December 31, 2012 and September 30, 2012 were securities available-for-sale. Arrow held no securities or liabilities for trading on such date.

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
		Fair Value Measurements at Reporting Date Using:
	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value of Assets and Liabilities Measured on a Recurring Basis:
September 30, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$149,774	$—	$149,774	$—
State and Municipal Obligations	133,919	—	133,919	—
Mortgage-Backed Securities - Residential	185,215	—	185,215	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,182	—	1,182	—
Total Securities Available-for-Sale	$486,888	$—	$486,888	$—
December 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$122,457	$—	$122,457	$—
State and Municipal Obligations	84,838	—	84,838	—
Mortgage-Backed Securities - Residential	261,804	—	261,804	—
Corporate and Other Debt Securities	8,451	—	8,451	—
Mutual Funds and Equity Securities	1,148	—	1,148	—
Total Securities Available-for Sale	$478,698	$—	$478,698	$—
September 30, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$56,391	$—	$56,391	$—
State and Municipal Obligations	62,965	—	62,965	—
Mortgage-Backed Securities - Residential	304,085	—	304,085	—
Corporate and Other Debt Securities	800	—	800	—
Mutual Funds and Equity Securities	1,175	—	1,175	—
Total Securities Available-for Sale	$425,416	$—	$425,416	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
September 30, 2013
Collateral Dependent Impaired Loans	$—	$—	$—	$—
Other Real Estate Owned and Repossessed Assets, Net	$499	$—	$—	$499
December 31, 2012
Collateral Dependent Impaired Loans	$1,020	$—	$—	$1,020
Other Real Estate Owned and Repossessed Assets, Net	$1,034	$—	$—	$1,034
September 30, 2012
Collateral Dependent Impaired Loans	$486	$—	$—	$486
Other Real Estate Owned and Repossessed Assets, Net	$834	$—	$—	$834

# 29

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on a quarterly basis, with no impairment recognized for these assets at September 30, 2013, December 31, 2012 and September 30, 2012.

# 30

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Cash and Cash Equivalents	$72,052	$72,052	$72,052	$—	$—
Securities Available-for-Sale	486,888	486,888	—	486,888	—
Securities Held-to-Maturity	273,626	278,390	—	278,390	—
Federal Home Loan Bank and Federal Reserve Bank Stock	3,896	3,896	3,896	—	—
Net Loans	1,228,786	1,246,005	—	—	1,246,005
Accrued Interest Receivable	6,614	6,614	6,614	—	—
Deposits	1,895,375	1,891,086	1,635,549	255,537	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	15,977	15,977	15,977	—	—
Federal Home Loan Bank Term Advances	20,000	20,823	—	20,823	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	472	472	472	—	—

December 31, 2012
Cash and Cash Equivalents	$48,832	$48,832	$48,832	$—	$—
Securities Available-for-Sale	478,698	478,698	—	478,698	—
Securities Held-to-Maturity	239,803	248,252	—	248,252	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	5,792	5,792	—	—
Net Loans	1,157,043	1,192,628	—	—	1,192,628
Accrued Interest Receivable	5,486	5,486	5,486	—	—
Deposits	1,731,155	1,732,894	1,447,882	285,012	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,678	12,678	12,678	—	—
Federal Home Loan Bank Term Advances	59,000	60,312	29,000	31,312	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	584	584	584	—	—

September 30, 2012
Cash and Cash Equivalents	$136,418	$136,418	$136,418	$—	$—
Securities Available-for-Sale	425,416	425,416	—	425,416	—
Securities Held-to-Maturity	244,949	254,936	—	254,936	—
Federal Home Loan Bank and Federal Reserve Bank Stock	4,487	4,487	4,487	—	—
Net Loans	1,137,704	1,164,743	—	—	1,164,743
Accrued Interest Receivable	6,510	6,510	6,510	—	—
Deposits	1,771,461	1,774,549	1,472,103	302,446	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	18,042	18,042	18,042	—	—
Federal Home Loan Bank Term Advances	30,000	31,513	—	31,513	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	676	676	676	—	—
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

We have reviewed the consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of September 30, 2013 and 2012, and the related consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2013 and 2012, and the related consolidated statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.

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
November 12, 2013

# 33

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2013

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

Our Peer Group - At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions. Unless otherwise specifically stated, this peer group is comprised of the group of 343 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for June 30, 2013 (the most recent such Report currently available), and peer group data has been derived from such Report.
Forward Looking Statements - This Quarterly Report on Form 10-Q contains statements that are not historical in nature but rather are based on our beliefs, assumptions, expectations, estimates and projections about the future. These statements are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and involve a degree of uncertainty and attendant risk. Words such as “expects,” “believes,” “anticipates,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. Some of these statements, such as those included in the interest rate sensitivity analysis in Part I, Item 3, entitled “Quantitative and Qualitative Disclosures About Market Risk,” are merely presentations of what future performance or changes in future performance would look like based on hypothetical assumptions and on simulation models. Other forward-looking statements are based on our general perceptions of market conditions and trends in business activity, both our own and in the banking industry generally, as well as current management strategies for future operations and development.

Examples of Forward-Looking Statements:
Topic	Page	Location
Impact of Heath Care Reform	41	"Health care reform"
Impact of market rate structure on net interest margin, loan yields and deposit rates	44	2nd paragraph under "Recent Pressure on Our Net Interest Margin"
	44	"Potential Inflation; Effect on Interest Rates and Margin"
	48	Last paragraph under "Quarterly Taxable Equivalent Yield on Loans"
Provision for loan losses	50	1st paragraph in section
Future level of nonperforming assets	51	Last 3 paragraphs under "Risk Elements"
Future level of residential real estate loans	46	"Maintenance of High Quality in the Loan Portfolio"
Future level of indirect consumer loans	47	Last paragraph under "Automobile Loans"
Future level of commercial loans	47	3rd paragraph under "Commercial, Commercial Real Estate and Construction and Land Development Loans"
Impact of changing capital standards and legislative developments	40	"Dodd-Frank Act"
	51	"Important Future Changes to Regulatory Capital Standards"
Liquidity	55	3rd paragraph
Fees for other services to customers	56	3rd paragraph under "Noninterest Income"

These forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

# 34

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy experienced in the early stages of the recent "financial crisis" particularly, 2008-2009;
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

e.	unexpected or enhanced competition from new or unforeseen sources; and

f.
similar uncertainties inherent in banking operations, the financial world, or governmental finance generally, such as periodic heightened concerns about U.S. or state governmental budgets, deficits, spending and taxes.

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

Adjustments for Certain Items of Income or Expense:  In addition to our disclosures of certain GAAP financial measures, including net income, earnings per share (i.e. EPS), return on average assets (i.e. ROA), and return on average equity (i.e. ROE), we may also provide comparative disclosures that adjust these GAAP financial measures for a particular period by removing from the calculation thereof the impact of certain transactions or other material items of income or expense occurring during the period, including certain nonrecurring items.  We believe that the resulting non-GAAP financial measures may improve an understanding of our results of operations by separating out any such transactions or items that may have had a disproportionate positive or negative impact on our financial results during the particular period in question. Additionally, we believe that in certain cases such adjustments may provide a better comparison from period to period in our results of operations with respect to our fundamental lines of business including the commercial banking business. In our presentation of any such non-GAAP (adjusted) financial measures not specifically discussed in the preceding paragraphs, we supply the supplemental financial information and explanations required under Regulation G.

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

# 35

Selected Quarterly Information - Unaudited (dollars in thousands)

Quarter Ended	09/30/2013	06/30/2013	03/31/2013	12/31/2012	09/30/2012
Net Income	$5,623	$5,207	$5,181	$5,549	$5,748
Transactions Recorded in Net Income (Net of Tax):
Net Gain on Securities Transactions	—	8	318	94	39
Net Gain on Sales of Loans	100	301	367	476	362
Share and Per Share Data:[1]
Period End Shares Outstanding	12,329	12,284	12,251	12,265	12,275
Basic Average Shares Outstanding	12,308	12,261	12,272	12,254	12,252
Diluted Average Shares Outstanding	12,344	12,279	12,290	12,273	12,273
Basic Earnings Per Share	$0.46	$0.42	$0.42	$0.45	$0.47
Diluted Earnings Per Share	0.46	0.42	0.42	0.45	0.47
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.24
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$14,096	$26,632	$41,145	$40,065	$33,332
Investment Securities	744,928	771,018	711,848	745,150	670,328
Loans	1,224,840	1,185,041	1,169,870	1,160,226	1,148,771
Deposits	1,800,181	1,801,346	1,773,126	1,781,778	1,701,599
Other Borrowed Funds	92,073	94,596	64,622	80,357	68,667
Shareholders’ Equity	179,634	178,867	176,874	176,514	174,069
Total Assets	2,095,017	2,099,138	2,039,314	2,064,602	1,971,215
Return on Average Assets	1.06%	0.99%	1.03%	1.07%	1.16%
Return on Average Equity	12.42%	11.68%	11.88%	12.51%	13.14%
Return on Tangible Equity[2]	14.55%	13.70%	13.97%	14.72%	15.50%
Average Earning Assets	$1,983,864	$1,982,691	$1,922,863	$1,945,441	$1,852,431
Average Interest-Bearing Liabilities	1,614,873	1,641,300	1,590,401	1,612,959	1,511,634
Interest Income, Tax-Equivalent	17,032	16,989	17,059	17,787	18,168
Interest Expense	1,747	2,223	2,239	2,503	2,643
Net Interest Income, Tax-Equivalent	15,285	14,766	14,820	15,284	15,525
Tax-Equivalent Adjustment	1,158	1,180	1,063	1,047	1,000
Net Interest Margin [3]	3.06%	2.99%	3.13%	3.13%	3.33%
Efficiency Ratio Calculation:
Noninterest Expense	$13,133	$13,274	$13,411	$13,117	$12,922
Less: Intangible Asset Amortization	(108)	(112)	(124)	(126)	(126)
Net Noninterest Expense	$13,025	$13,162	$13,287	$12,991	$12,796
Net Interest Income, Tax-Equivalent	$15,285	$14,766	$14,820	$15,284	$15,525
Noninterest Income	6,939	7,071	7,174	6,897	6,835
Less: Net Securities Gains	—	(13)	(527)	(156)	(64)
Net Gross Income	$22,224	$21,824	$21,467	$22,025	$22,296
Efficiency Ratio	58.61%	60.31%	61.90%	58.98%	57.39%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$182,683	$177,607	$177,803	$175,825	$176,314
Book Value per Share	14.82	14.46	14.51	14.34	14.36
Intangible Assets	26,273	26,387	26,460	26,495	26,546
Tangible Book Value per Share [2]	12.69	12.31	12.35	12.18	12.20
Capital Ratios:
Tier 1 Leverage Ratio	9.37%	9.19%	9.30%	9.10%	9.41%
Tier 1 Risk-Based Capital Ratio	14.59%	14.82%	15.15%	15.02%	15.20%
Total Risk-Based Capital Ratio	15.69%	15.96%	16.34%	16.26%	16.45%
Assets Under Trust Administration and Investment Management	$1,111,085	$1,073,523	$1,094,708	$1,045,972	$1,051,176

1Share and Per Share Data have been restated for the September 27, 2013 2% stock dividend.
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

# 36

Selected Nine-Month Period Information (Dollars In Thousands, Except Per Share Amounts)
Year-to-Date Period Ended	09/30/2013	09/30/2012
Net Income	16,011	$16,630
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	326	428
Net Gain on Sales of Loans	767	902
Reversal of the VISA Litigation Reserve	—	178

Period-End Shares Outstanding	12,329	12,275
Basic Average Shares Outstanding	12,282	12,244
Diluted Average Shares Outstanding	12,302	12,262
Basic Earnings Per Share	$1.30	$1.36
Diluted Earnings Per Share	1.30	1.36
Cash Dividends Per Share	0.74	0.72

Average Assets	$2,078,027	$1,975,265
Average Equity	178,468	170,718
Return on Average Assets	1.03%	1.12%
Return on Average Equity	11.99%	13.01%

Average Earning Assets	$1,963,363	$1,859,736
Average Interest-Bearing Liabilities	1,615,615	1,540,699
Interest Income, Tax-equivalent [1]	51,080	55,486
Interest Expense	6,209	9,454
Net Interest Income, Tax-equivalent [1]	44,871	46,032
Tax-equivalent Adjustment	3,401	2,847
Net Interest Margin [1]	3.06%	3.31%
Efficiency Ratio Calculation [1]
Noninterest Expense	$39,818	$38,719
Less: Intangible Asset Amortization	(344)	(391)
Net Noninterest Expense	$39,474	$38,328
Net Interest Income, Tax-equivalent [1]	$44,871	$46,032
Noninterest Income	21,184	20,202
Less: Net Securities Gains	(540)	(709)
Net Gross Income, Adjusted	$65,515	$65,525
Efficiency Ratio [1]	60.25%	58.49%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.10%	9.41%
Total Stockholders' Equity (i.e. Book Value)	$182,683	$176,314
Book Value per Share	14.82	14.36
Intangible Assets	26,273	26,546
Tangible Book Value per Share [1]	12.69	12.20
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans, Annualized	0.10%	0.05%
Provision for Loan Losses as a Percentage of Average Loans, Annualized	0.02%	0.08%
Allowance for Loan Losses as a Percentage of Period-end Loans	1.17%	1.32%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	193.32%	225.68%
Nonperforming Loans as a Percentage of Period-end Loans	0.61%	0.59%
Nonperforming Assets as a Percentage of Period-end Total Assets	0.37%	0.37%

[1] See “Use of Non-GAAP Financial Measures” on page 35.

# 37

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Quarter Ended September 30:	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$14,096	$11	0.31%	$33,332	$23	0.27%
Investment Securities:
Fully Taxable	416,015	1,559	1.49	433,459	2,195	2.01
Exempt from Federal Taxes	328,913	2,544	3.07	236,869	2,307	3.87
Loans	1,224,840	12,918	4.18	1,148,771	13,643	4.72
Total Earning Assets	1,983,864	17,032	3.41	1,852,431	18,168	3.90
Allowance for Loan Losses	(14,670)			(15,270)
Cash and Due From Banks	32,457			32,440
Other Assets	93,366			101,614
Total Assets	$2,095,017			$1,971,215
Deposits:
NOW Accounts	$749,654	423	0.22	$685,212	675	0.39
Savings Deposits	509,014	240	0.19	446,450	319	0.28
Time Deposits of $100,000 or More	85,757	297	1.37	102,230	459	1.79
Other Time Deposits	178,375	470	1.05	209,075	855	1.63
Total Interest-Bearing Deposits	1,522,800	1,430	0.37	1,442,967	2,308	0.64
Short-Term Borrowings	52,073	40	0.30	18,667	6	0.13
FHLBNY Term Advances and Other Long-Term Debt	40,000	277	2.75	50,000	329	2.62
Total Interest-Bearing Liabilities	1,614,873	1,747	0.43	1,511,634	2,643	0.70
Demand Deposits	277,381			258,632
Other Liabilities	23,129			26,880
Total Liabilities	1,915,383			1,797,146
Stockholders’ Equity	179,634			174,069
Total Liabilities and Stockholders’ Equity	$2,095,017			$1,971,215
Net Interest Income (Tax-equivalent Basis)		15,285			15,525
Reversal of Tax Equivalent Adjustment		(1,158)	0.23%		(1,000)	0.21%
Net Interest Income		$14,127			$14,525
Net Interest Spread			2.98%			3.20%
Net Interest Margin			3.06%			3.33%

# 38

Average Consolidated Balance Sheets and Net Interest Income Analysis (see “Use of Non-GAAP Financial Measures” on page 35) (Fully Taxable Basis using a marginal tax rate of 35%) (Dollars In Thousands)
Nine-Month Period Ended September 30:	2013			2012
		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$27,192	$57	0.28%	$39,688	$80	0.27%
Investment Securities:
Fully Taxable	431,904	5,003	1.55	457,657	7,323	2.14
Exempt from Federal Taxes	310,815	7,537	3.24	219,449	6,706	4.08
Loans	1,193,452	38,483	4.31	1,142,942	41,377	4.84
Total Earning Assets	1,963,363	51,080	3.48	1,859,736	55,486	3.99
Allowance for Loan Losses	(14,859)			(15,138)
Cash and Due From Banks	31,026			30,737
Other Assets	98,497			99,930
Total Assets	$2,078,027			$1,975,265
Deposits:
NOW Accounts	$779,063	1,987	0.34	$702,534	2,710	0.52
Savings Deposits	481,465	785	0.22	434,574	1,005	0.31
Time Deposits of $100,000 or More	88,026	921	1.40	111,668	1,636	1.96
Other Time Deposits	183,196	1,529	1.12	219,357	3,075	1.87
Total Interest-Bearing Deposits	1,531,750	5,222	0.46	1,468,133	8,426	0.77
Short-Term Borrowings	37,235	76	0.27	22,165	17	0.10
FHLBNY Term Advances and Other Long-Term Debt	46,630	911	2.61	50,401	1,011	2.68
Total Interest-Bearing Liabilities	1,615,615	6,209	0.51	1,540,699	9,454	0.82
Demand Deposits	259,900			238,083
Other Liabilities	24,044			25,765
Total Liabilities	1,899,559			1,804,547
Stockholders’ Equity	178,468			170,718
Total Liabilities and Stockholders’ Equity	$2,078,027			$1,975,265
Net Interest Income (Tax-equivalent Basis)		44,871			46,032
Reversal of Tax Equivalent Adjustment		(3,401)	0.23%		(2,847)	0.20%
Net Interest Income		$41,470			$43,185
Net Interest Spread			2.97%			3.17%
Net Interest Margin			3.06%			3.31%

OVERVIEW
We reported net income for the third quarter of 2013 of $5.6 million, representing diluted earnings per share (EPS) of $0.46. This was a decrease of one cent, or 2.1%, from the EPS of $0.47 reported for the third quarter of 2012. Return on average equity (ROE) for the 2013 quarter continued to be strong at 12.42%, although a decrease from the ROE of 13.14% for the quarter ended September 30, 2012. Return on average assets (ROA) for the 2013 third quarter also continued to be strong at 1.06%, a decrease from ROA of 1.16% for the quarter ended September 30, 2012. The decrease in our 2013 results was primarily attributable to a decrease in net interest income, which itself was a direct result of the narrowing of our net interest margin between the two periods. Net interest income for the 2013 third quarter was $15,285 thousand on a tax-equivalent basis, a decrease of $240 thousand, or 1.5%, from net interest income of $15,525 thousand for the quarter ended September 30, 2012. The net interest margin decreased between the two quarters by 27 basis points, from 3.33% to 3.06%, representing an 8.1% reduction in the margin. Total assets were $2.157 billion at September 30, 2013, which represented an increase of $134.1 million, or 6.6%, above the level at December 31, 2012, and an increase of $116.3 million, or 5.7%, from the September 30, 2012 level.
The changes in net income, net interest income and net interest margin between the three and nine-month periods are more fully described under the heading "RESULTS OF OPERATIONS," beginning on page 55. See also, "CHANGE IN FINANCIAL CONDITIONS - Impact of Interest Rate Changes," on page 44.
Stockholders’ equity was $182.7 million at September 30, 2013, an increase of $6.4 million, or 3.6%, from the year earlier level. Stockholders' equity was also up $6.9 million, or 3.9%, from the December 31, 2012 level of $175.8 million. The components of the change in stockholders’ equity since year-end 2012 are presented in the Consolidated Statement of Changes in Stockholders’ Equity on page 6, and are discussed in more detail in the last section of this Overview on page 41 entitled, “Increase in Stockholder Equity.”

# 39

Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of September 30, 2013 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even under the new enhanced bank capital requirements, recently adopted by all U.S. federal bank regulators, which will become effective for community banks like ours on January 1, 2015, Arrow and its banks would continue to be deemed well-capitalized. See the discussions of "Current Capital Standards" under the “CURRENT REGULATORY CAPITAL STANDARDS" section beginning on page 53, and “Important Future Changes to Regulatory Capital Standards” under the "CAPITAL RESOURCES" section beginning on page 51.

Economic recession and loan quality: During the early stages of the financial crisis in late 2008 and early 2009, our market area of northeastern New York State was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area had been less affected in preceding years by the real estate “bubble” that other areas of the U.S. experienced. As the recession became stronger and deeper through late 2009, even northeastern New York began to feel the impact of the worsening national economy including a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a very modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be significantly stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets (see page 34 for peer group information).

By year-end 2010, our loan quality, to the limited extent it had declined at all, began to stabilize, a trend that continued through 2011 and 2012. During this period, although nonperforming loans increased slightly, net charge-offs decreased. However, in the first quarter of 2013, we charged-off one commercial loan for $753 thousand, which had been fully reserved at December 31, 2012. This charge-off led to an annualized charge-offs to average loans ratio for the first quarter of 0.28%. Otherwise, our ratio of net charge-offs to average loans (annualized) remained at very low levels for the first nine months of 2013, as it had throughout the 2011 and 2012 periods. By September 30, 2013, however, our year-to-date annualized charge-off ratio was down to 0.10%. Our net charge-offs for the third quarter of 2013 were $94 thousand as compared to $114 thousand for the 2012 quarter. Our ratio of net charge-offs to average loans (annualized) for the third quarter of 2013 was 0.03% versus 0.04% for the third quarter of 2012. By contrast, our peer group's ratio of net charge-offs to average loans (annualized) for the first quarter of 2013 was 0.29%. At September 30, 2013, our allowance for loan losses was $14.6 million representing 1.17% of total loans, down thirteen basis points from the December 31, 2012 ratio.

Nonperforming loans were $7.5 million at September 30, 2013, representing 0.61% of period-end loans. By way of comparison, this ratio for our peer group was 1.86% at June 30, 2013, and this ratio represented a significant improvement from the peer group's ratios of earlier years. The peer groups nonperforming loans ratio was 3.60% at year-end 2010.

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

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 32% of our loan portfolio. Throughout 2010, 2011, 2012 and the first nine months of 2013, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans, in fact our net charge-offs for 2013 are actually less that they were for 2012.

Recent legislative developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed into law the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on p. 9 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directs the federal banking authorities to issue new capital requirements for banks and holding companies that must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. The Federal Reserve Board and other federal bank authorities recently issued the final bank capital rules required to be issued by them under Dodd-Frank, which are scheduled to take effect in upcoming periods. See the discussion under "Important Future Changes to Regulatory Capital Standards" on page 51 of this Report. As part of Dodd-Frank's changes to bank capital requirements, the Act stipulated that any issuances after the Act's grandfathering date (May 19, 2010), of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although TRUPs issued by such bank holding companies before the grandfathering date, including Arrow's $20 million of TRUPs, will continue to qualify as Tier 1 capital while outstanding. Accordingly, TRUPs,

# 40

which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital.

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

Liquidity and access to credit markets: We have not experienced any liquidity problems or special concerns during 2013, nor did we during 2012 or 2011. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed. In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, term credit arrangement advances from the FHLBNY and the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, large and small, relied extensively on the Fed's discount window to support their liquidity positions, but we did not. We maintain, and periodically test, a contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
VISA Transactions - Reversal of the Litigation Reserve: In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. Visa's share of this settlement also will be paid out of its escrow fund. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our 2008 VISA litigation-related accrual, which was $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy the contingent liability of the Visa member banks, including the Company's share of such liability, for the remaining covered litigation. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.
Increase in Stockholders' Equity: At September 30, 2013, our tangible book value per share (calculated based on stockholders' equity reduced by goodwill and other intangible assets) amounted to $12.69, an increase of $0.51, or 4.2%, from December 31, 2012 and an increase of $0.49, or 4.0%, from the level as of September 30, 2012. Our total stockholders' equity at September 30, 2013 increased 3.6% over the year-earlier level, and our total book value per share increased by 3.2% over the year earlier level. In the past nine months, total shareholders' equity increased 3.9% and our total book value per share increase by 3.3%. The increase in stockholders' equity over the first nine months of 2013 principally reflected the following factors: (i) $16.0 million net income for the period; (ii) issuance of $1,419 thousand of common stock through our employee benefit and dividend reinvestment plans; offset in part by (iii) cash dividends of $9.0 million; (iv) repurchases of our own common stock of $1.5 million; and (v) $2.2 million of unrealized net securities losses. As of September 30, 2013, our closing stock price was $25.39, representing a trading multiple of 2.00 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid quarterly cash dividends of $.240 per share for the first three quarters of 2012, as adjusted for a 2% stock dividend distributed September 27, 2013, and cash dividends of $.245 per share for the last quarter of 2012 and the first three quarters of 2013.

# 41

CHANGE IN FINANCIAL CONDITION

Summary of Selected Consolidated Balance Sheet Data
(Dollars in Thousands)

	At Period-End			$ Change	$ Change	% Change	% Change
	9/30/2013	12/31/2012	9/30/2012	From Dec	From Sept	From Dec	From Sept
Interest-Bearing Bank Balances	$24,539	$11,756	$92,428	$12,783	$(67,889)	108.7%	(73.5)%
Securities Available-for-Sale	486,888	478,698	425,416	8,190	61,472	1.7%	14.4%
Securities Held-to-Maturity	273,626	239,803	244,949	33,823	28,677	14.1%	11.7%
Loans (1)	1,243,370	1,172,341	1,152,951	71,029	90,419	6.1%	7.8%
Allowance for Loan Losses	14,584	15,298	15,247	(714)	(663)	(4.7)%	(4.3)%
Earning Assets (1)	2,032,319	1,908,390	1,920,231	123,929	112,088	6.5%	5.8%
Total Assets	2,156,858	2,022,796	2,040,515	134,062	116,343	6.6%	5.7%
Demand Deposits	280,326	247,232	259,943	33,094	20,383	13.4%	7.8%
NOW Accounts	839,213	758,287	769,107	80,926	70,106	10.7%	9.1%
Savings Deposits	516,010	442,363	443,053	73,647	72,957	16.6%	16.5%
Time Deposits of $100,000 or More	83,702	93,375	98,215	(9,673)	(14,513)	(10.4)%	(14.8)%
Other Time Deposits	176,124	189,898	201,143	(13,774)	(25,019)	(7.3)%	(12.4)%
Total Deposits	$1,895,375	$1,731,155	$1,771,461	$164,220	$123,914	9.5%	7.0%
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	$15,977	$12,678	$18,042	$3,299	$(2,065)	26.0%	(11.4)%
FHLB Advances - Overnight	—	29,000	—	(29,000)	—	(100.0)%	100.0%
FHLB Advances - Term	20,000	30,000	30,000	(10,000)	(10,000)	(33.3)%	(33.3)%
Stockholders' Equity	182,683	175,825	176,314	6,858	6,369	3.9%	3.6%
(1) Includes Nonaccrual Loans
Municipal Deposits: Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit seasonality factors. Over the past twelve months, municipal deposits on average have represented from 26% to over 32% of our total deposits. As of September 30, 2013, municipal deposits represented 31.3% of total deposits. Municipal deposits typically are invested in NOW accounts and time deposits of short duration. Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreement.
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
Changes in Sources of Funds: In recent periods, for cost reasons and because of the sustained growth of customer deposits even at very low rates, we have lessened our reliance on wholesale funding sources and increased our reliance on customer deposits as a source of day-to-day funding. Our total deposits increased $164.2 million, or 9.5%, from December 31, 2012 to September 30, 2013, mainly due to an increase in our municipal deposits. However, we also experienced significant growth in our non-municipal deposit balances and in all categories of such deposits, except for time deposits and money market checking. At September 30, 2013 we sold a small amount of overnight funds, while we had purchased $29.0 million of overnight funds (all with the FHLB) at December 31, 2012. At September 30, 2103, our term advances with the FHLB were $20.0 million, down by $10.0 million from the end of the third quarter of 2012.
Changes in Earning Assets: Our loan portfolio increased by $71.0 million, or 6.1%, from December 31, 2012 to September 30, 2013. We experienced the following trends in our three largest segments:

1.
Commercial and commercial real estate loans – period-end balances for this segment increased $4.3 million, or 1.1%, from the December 31, 2012 total. Demand generally continued to be moderate, but was offset, in part, by the repayment of one large commercial loan in the first quarter of 2013.

# 42

2.
Residential real estate loans – the period-end balance increased by $22.6 million, or 5.2% from the December 31, 2012 total even though we sold nearly half of our residential mortgage originations during the nine-month period to Freddie Mac. Demand for new mortgage loans (excluding loan refinancings) was modest throughout the past nine months.

3.
Automobile loans (primarily indirect loans) – the balance of these loans at September 30, 2013, increased by $43.3 million, or 12.4% from the December 31, 2012 balance, reflecting a modest resurgence of automobile sales region-wide and an expansion of our dealer network for indirect lending.

Most of our incoming cash flows for the first nine months of 2013 came from the increase in deposit balances and secondarily from maturing investments. During that period, in addition to funding loan growth, we purchased $192.86 million of securities to replace maturing securities in the held-to-maturity and available-for-sale portfolios.
Generally, we pursued a strategy in 2012 and first nine months 2013 of increasing our holding of liquid assets, either in overnight funds or short-term investment securities, with a view to redeploying these funds into longer term earning assets when prevailing interest rates generally begin to rise, which began to occur in the second quarter of 2013 and might continue in upcoming periods, with stops and starts, depending on the overall condition of the U.S. economy and upcoming central bank decisions on monetary policy.

Deposit Trends
The following two tables provide information on trends in the balance and mix of our deposit portfolio by presenting, for each of the last five quarters, the quarterly average balances by deposit type and the percentage of total deposits represented by each deposit type.
Quarterly Average Deposit Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Demand Deposits	$277,381	$254,642	$247,347	$249,176	$258,632
NOW Accounts	749,654	796,330	791,669	798,513	685,212
Savings Deposits	509,014	479,480	455,311	444,603	446,450
Time Deposits of $100,000 or More	85,757	87,059	91,322	95,742	102,230
Other Time Deposits	178,375	183,835	187,477	193,744	209,075
Total Deposits	$1,800,181	$1,801,346	$1,773,126	$1,781,778	$1,701,599
Percentage of Total Quarterly Average Deposits

	Quarter Ended
	9/30/2013	06/30/2013	03/31/2013	12/31/2012	09/30/2012
Demand Deposits	15.4%	14.2%	13.9%	14.0%	15.2%
NOW Accounts	41.6	44.2	44.6	44.8	40.3
Savings Deposits	28.3	26.6	25.7	24.9	26.2
Time Deposits of $100,000 or More	4.8	4.8	5.2	5.4	6.0
Other Time Deposits	9.9	10.2	10.6	10.9	12.3
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

For a variety of reasons, we typically experience little growth in average deposit balances in the first quarter of each calendar year (even though municipal balances tend to grow sharply at the very end of the first quarter), little net growth or a small contraction in the second quarter of the year (when municipal deposits normally drop off), and resuming growth in the third and fourth quarters (when municipal deposits tend to increase, sometimes substantially, to and through year-end). This pattern has held true in recent periods. Growth in average deposit balances during the third quarter of 2013 over the third quarter of 2012 came from both municipal and non-municipal depositors.
Quarterly Cost of Deposits

	Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.22	0.40	0.40	0.43	0.39
Savings Deposits	0.19	0.23	0.24	0.25	0.28
Time Deposits of $100,000 or More	1.37	1.41	1.42	1.54	1.79
Other Time Deposits	1.05	1.10	1.20	1.34	1.63
Total Deposits	0.32	0.42	0.44	0.48	0.54

# 43

In keeping with industry trend lines, average rates paid by us on deposits decreased steadily over the five quarters ending September 30, 2013, for deposits generally and virtually all deposit categories, as our average yield on loans increased, for loans generally and almost all loan categories (see "Quarterly Taxable Equivalent Yield on Loans," p. 43).

Impact of Interest Rate Changes

Changes in Interest Rates in Recent Years. When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits. These costs declined significantly in 2008 and 2009 and have continued to fall, albeit at a slowing rate, throughout the ensuing years. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but since the beginning of 2009 the decline in yields on our earning assets has generally exceeded the decline in the cost of our deposits. As a result of these trends, our net interest margin generally increased in late 2007 and early 2008, positively impacting our net interest income, but since mid-2008 we, like almost all banks, have experienced a fairly steady contraction in our net interest margin and, more recently, in our net interest income, despite modest growth in our interest-bearing assets.

Changes in the Yield Curve in Recent Years. An additional important factor in recent years with regard to the effect of prevailing interest rates on our profitability has been the changing shape in the yield curve. A positive (upward-sloping) yield curve, where long-term rates significantly exceed short term rates, is both a more common occurrence and generally a better situation for banks, including ours, than a flat or less upwardly-sloping yield curve. We, like many banks, typically fund longer-duration assets with shorter-maturity liabilities, and the flattening of the yield curve directly diminishes the benefit of this strategy.

As the financial crisis deepened in the 2008-2010 period, long-term rates decreased roughly in parity with the continuing decreases in short-term rates, as both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. In 2011-2012, as short-term rates neared zero, long-term rate decreases generally exceeded short-term rate decreases and the yield curve flattened somewhat. This development was especially pronounced during the third quarter of 2011 and again during the second quarter of 2012, as in each case the Federal Reserve commenced new monetary easing programs specifically designed to reduce longer-term rates versus short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates subsequently fell to levels not seen in many years, if ever. In the second half of the just completed quarter, as a result of forward-looking statements issued by the Federal Reserve in May 2013, longer-term market rates increased meaningfully for the first time in several years, with the result that the yield curve for prevailing rates has become steeper. This development could have a positive impact on lending institutions, if over some time period rates for long-term debt continue to rise and to rise more quickly than rates for short-term debt, such that margin pressure diminishes. This positive impact on margins, if it occurs, may nevertheless be tempered by the negative effect of higher long-term rates on loan volume.

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain high credit quality, have experienced some continuing pressure on credit quality in recent periods, and this may continue if the national or regional economies continue to experience only slow recovery or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings across the economy are still low, compared to pre-crisis levels, and the redeployment of funds from maturing loans and long-term assets into similarly high yielding asset categories has become progressively more difficult. The modest uptick in loan demand and in the U.S. economy generally experienced during 2012 and the first nine months of 2013 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2010, 2011 and most of 2012 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.

Currently, our net interest margin continues to be under pressure. During the last five quarters, our margin ranged from 3.33% to 2.99%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-priced assets continue to mature or pay off and the proceeds are reinvested in new assets, which even in the rising rate environment continue to bear yields lower than the yields of the assets they replace. Thus, if our liabilities continue to reprice at least at current levels, if not above, we may continue to experience additional margin compression in upcoming periods. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases. Nor can we give assurances that the recent decline in our net earnings will reverse itself and that our net earnings will improve, at least in the short term, if net interest income continues to decrease and our other sources of operating income do not offset the decline.

Potential Inflation; Effect on Interest Rates and Margins. Currently, there is considerable discussion, and some disagreement, about the possible emergence of meaningful inflation across some or all asset classes in the U.S. or other world economies. Increasingly, monetary policy-setters, including central bankers, are expressing the opinion that more inflation may be helpful, not harmful, to the U.S. economy. To the extent that the rate of inflation may increase as a desired result of central bank policies or otherwise, it could significantly affect bank profitability and operations. It is probable that the Fed will continue to support growth of the U.S. money supply in upcoming periods, by keeping the Fed funds rate low and by continuing to purchase substantial amounts of U.S. Treasuries and other debt securities (i.e., "quantitative easing"), although perhaps in decreasing amounts in upcoming periods. If the U.S. economy continues to demonstrate

# 44

weakness or only sluggish growth in upcoming periods, it appears that monetary easing may continue, at some level, for a protracted time period. If so, it is likely that higher inflation will at some point result, which may put extraordinary pressure on bank deposit levels with unknowable but potentially distortion and damaging effects on all financial institutions, including the Company.

Uncertainty on Interest Rates Going Forward. In the first nine months of 2013, the principal concern from a monetary standpoint became the possibility that interest rates, which have been at historically low levels for a significant period of time, may begin to turn upward. Interest rates began to rise rapidly in May 2013, when the Fed indicated that it might begin to reduce its monetary easing program perhaps as soon as late 2013. The unanticipated rapidity of the rise in rates is widely viewed as the reason the Fed decided shortly thereafter to delay the start of this abatement in monetary easing. The Fed's initial decision to abate easing was presumably in response to a slow but discernible improvement in the U.S. economy, across most metrics, during the first two quarters of 2013, but when faced with conflicting economic indicators in the past few months, the Fed elected to retreat and declare that easing would be postponed for an indeterminate period, perhaps well into 2014.

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

We have also utilized, in the past, the issuance of trust preferred securities (or TRUPs) to supplement our funding needs. The $20 million of Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts (i.e., TRUPs) listed on our consolidated balance sheet as of September 30, 2013 currently qualify as Tier 1 regulatory capital under regulatory capital adequacy guidelines, as discussed under “Capital Resources” beginning on page 51 of this Report. These trust preferred securities are subject to early redemption by us if the proceeds cease to qualify as Tier 1 capital of Arrow for any reason, or if certain other unanticipated but negative events should occur, such as any adverse change in tax laws that denies the Company the ability to deduct interest paid on these obligations for federal income tax purposes. Under Dodd-Frank, no future issuances of TRUPs by banking organizations of our size will qualify as Tier 1 regulatory capital. Under the final bank capital rules recently issued by the federal bank authorities pursuant to Dodd-Frank, our TRUPs will be eligible for treatment as Tier 1 capital until they mature or are earlier redeemed by us.
Loan Trends
The following two tables present, for each of the last five quarters, the quarterly average balances by loan type and the percentage of total loans represented by each loan type.
Quarterly Average Loan Balances
(Dollars in Thousands)

	Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Commercial and Commercial Real Estate	$386,973	$379,533	$381,281	$366,761	$357,148
Residential Real Estate	316,582	305,222	308,091	314,583	322,750
Home Equity	94,726	91,339	88,926	87,124	84,849
Consumer Loans - Automobile	398,329	380,993	363,120	361,723	352,597
Other Consumer Loans (1)	28,230	27,954	28,452	30,035	31,427
Total Loans	$1,224,840	$1,185,041	$1,169,870	$1,160,226	$1,148,771
Percentage of Total Quarterly Average Loans

	Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Commercial and Commercial Real Estate	31.6%	32.0%	32.6%	31.6%	31.1%
Residential Real Estate	25.9	25.7	26.4	27.1	28.1
Home Equity	7.7	7.7	7.6	7.5	7.4
Consumer Loans - Automobile	32.5	32.2	31.0	31.2	30.7
Other Consumer Loans (1)	2.3	2.4	2.4	2.6	2.7
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%
(1) The category “Other Consumer Loans”, in the tables above, includes home improvement loans secured by mortgages, which are otherwise reported with residential real estate loans in tables of period-end balances.

# 45

Maintenance of High Quality in the Loan Portfolio

In late 2010 and through 2011, residential property values continued to weaken in most markets, and this trend continued for most of 2012, although during the last part of 2012 and the first nine months of 2013 the decline appeared to be slowing or even reversing itself, at least in some markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets, both in terms of price and quantity of transactions, but the evidence is still inconclusive, particularly with respect to the markets we serve. As was true during the real estate collapse, indications of stability or revival in the residential and commercial real estate markets vary significantly from market-to-market.

The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and general increase in the equity markets up to and beyond their pre-existing levels experienced in the first nine months of 2013. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.

For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during the financial crisis. From the start of the crises through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line, whether in residential mortgage loans, car loans or other consumer loans. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below, where special circumstances justify doing so, or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.

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

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 37% of the entire portfolio at September 30, 2013), eclipsing both automobile loans (32% of the portfolio) and our commercial and commercial real estate loans (31%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $96.6 million for the first nine months of 2013 and $109.1 million, $75.0 million and $94.2 million for the years 2012, 2011, and 2010, respectively. These origination totals have significantly exceeded the sum of repayments and prepayments in the portfolio, but we have also sold significant portions of these originations (typically, more than half) in the secondary market. During the last quarter of 2008 and the first two quarters of 2009, as prevailing mortgage rates began to decline, we sold most of our mortgage originations in the secondary market. During the second half of 2009 and the first two quarters of 2010, for a variety of reasons, we began to retain a larger percentage of the newly originated loans in our portfolio, selling only a relatively small portion of the originations to Freddie Mac (with further reductions in the portfolio as a result of normal principal amortization and prepayments on pre-existing loans).

Rates on conventional real estate mortgages continued to fall, however, even as demand for such mortgages (other than refinancings) remained relatively weak. In April 2010, we determined to resume selling most of our originations, primarily to Freddie Mac. Such resales amounted to $48.5 million for 2011, $59.9 million for 2012 and $42.8 million for the first nine months of 2013. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.

The uptick in long-term interest rates, which began with the Federal Reserve comments in May 2013 to the effect that the Fed might begin winding down its quantitative easing program in the not-too-distant future, may have an effect on mortgage rates generally in upcoming periods, presumably in the direction of increasing rates for all durations and types of mortgage loans. If in fact this development occurs and persists, as is anticipated by some commentators, it may have a significant impact on our mortgage lending business and on our financial results generally, which impact may be positive for our business in some respects, less positive in others. Management believes it is not possible at this point to project whether mortgage rates or interest rates generally will experience a meaningful and substantial

# 46

increase in upcoming periods, or what the overall effect of such an increase will be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in upcoming periods.

Automobile Loans (primarily through indirect lending): At September 30, 2013, our automobile loans (primarily loans originated through dealerships located primarily in the eastern region of upstate New York) represented the second largest category of loans in our portfolio, and continue to be a significant component of our business.

During portions of 2012, and particularly during the first nine months of 2013, there was a nation-wide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our new automobile loan volume for the first nine months of 2012 was very strong at $149.7 million, originations for the first nine months of 2013 exceeded that level at $171.9 million.

Net charge-offs on automobile loans for the first nine months of 2013 were $43 thousand below the net charge-offs for the first nine months of 2012. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. If weakness in auto demand returns, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Commercial Construction Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. For the first quarter of 2013, commercial loan growth was modest as outstanding balances increased by $2.5 million over the December 31, 2012 level, but that growth was restrained by the pay-off of a $10.5 million floor plan loan due to competitive reasons. Growth in commercial loan balances during the second and third quarters of 2013 continued at a modest level.

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

It is entirely possible, however, that we may experience a reduction in the demand for such loans and/or a weakening in the quality of our commercial and commercial real estate loan portfolio in upcoming periods. Generally, however, the business sector, at least in our service area, appeared to be in reasonably good financial condition at period-end.

The following table indicates the annualized tax-equivalent yield of each loan category for the past five quarters.
Quarterly Taxable Equivalent Yield on Loans

	Quarter Ended
	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
Commercial and Commercial Real Estate	4.52%	4.61%	4.74%	4.91%	5.07%
Residential Real Estate	4.62	4.75	4.93	5.00	5.01
Home Equity	2.98	3.00	3.03	3.03	3.01
Automobile	3.68	3.83	3.97	4.18	4.38
Other Consumer Loans	5.96	5.97	6.16	6.24	6.42
Total Loans	4.18	4.30	4.46	4.60	4.72

In summary, average yields in our loan portfolio have steadily declined over the last year, dropping 54 basis points or 11.4%, as a result of the continuing downward pressured on all portfolio yields resulting principally from the Fed's multi-year monetary easing policy., as well as continuing weak demand for loans at any price. To the extent that this declining rate environment may be "bottoming out" or even in the early stages of reversing itself, due to recent Fed comments on its possible tapering off of monetary easing, the impact of such a change, if it is in fact occurring, has not yet revealed itself in our loan portfolio. Nor would we expect that any bottoming out of prevailing rates would have an immediate impact on our portfolio yields generally.

In the third quarter of 2013 the average yield on our loan portfolio declined by 12 basis points from the second quarter of 2013, from 4.30% to 4.18%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans (a 9 basis point decrease from the prior quarter), as well as on rates for automobile loans (a 15 basis point decrease from the prior quarter). The yields on new 30 year fixed-rate residential mortgage loans (the choice of most of our mortgage customers) strengthened somewhat during the third quarter. The impact of keeping slightly more than half of our originations in our own portfolio limited the overall decrease in the yield on our residential real estate loans to 13 basis points compared to the second quarter of 2013. Moreover, the overall decrease in average yield on our total loan portfolio in the just-completed quarter of 12 basis points was just 2 basis points more than the 10 basis point decline in our average cost of deposits during the quarter.

# 47

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
Investment Portfolio Trends
The following table presents the changes in the period-end balances for the securities available-for-sale and the securities held-to-maturity investment portfolios from December 31, 2012 to September 30, 2013 (in thousands):

	Fair Value at Period-End			Net Unrealized Gain (Loss)
	09/30/2013	12/31/2012	Change	09/30/2013	12/31/2012	Change
Securities Available-for-Sale:
U.S. Agency Securities	$149,774	$122,457	$27,317	$(410)	$160	$(570)
State and Municipal Obligations	133,919	84,838	49,081	(140)	40	(180)
Mortgage-Backed Securities-Residential	185,215	261,804	(76,589)	5,980	9,324	(3,344)
Corporate and Other Debt Securities	16,798	8,451	8,347	(382)	(238)	(144)
Mutual Funds and Equity Securities	1,182	1,148	34	62	28	34
Total	$486,888	$478,698	$8,190	$5,110	$9,314	$(4,204)

Securities Held-to-Maturity:
State and Municipal Obligations	$198,548	$191,196	$7,352	$4,483	$7,823	$(3,340)
Mortgage-Backed Securities-Residential	78,842	56,056	22,786	281	626	(345)
Corporate and Other Debt Securities	1,000	1,000	—	—	—	—
Total	$278,390	$248,252	$30,138	$4,764	$8,449	$(3,685)
At period end, we held no investment securities in our portfolio that consisted of or included, directly or indirectly, obligations of foreign governments or governmental agencies or foreign issues of any sort.
As of both period-ends presented in the above table, all listed mortgage-backed securities and collateralized mortgage obligations (CMO’s) in our portfolio were guaranteed by U.S. agency and government sponsored enterprises (GSEs), such as Fannie Mae or Freddie Mac. Mortgage-backed securities provide to the investor monthly portions of principal and interest payments pursuant to the contractual obligations of the underlying mortgages. In the case of most CMOs, the principal and interest payments on the pooled mortgages are separated into two or more components (tranches), with each tranche having a separate estimated life, risk profile and yield. Our practice has been to purchase only those CMOs that are guaranteed by GSEs or other federal agencies and only those tranches with shorter maturities and no more than moderate extension risk. Included in corporate and other debt securities are trust preferred securities issued by other financial institutions that were highly rated at the time of purchase.
Other-Than-Temporary Impairment
Each quarter we evaluate all investment securities with a fair value less than amortized cost, both in the available-for-sale portfolio and the held-to-maturity portfolio, to determine if there exists other-than-temporary impairment for any such security as defined under generally accepted accounting principles. There were no other-than-temporary impairment losses in the first nine months of 2013.
Decrease in Net Unrealized Securities Gains: Near the end of the second quarter, the Federal Reserve indicated that it intended to commence tapering its so-called quantitative easing program by reducing purchases of mortgage-backed securities in the near future. This led to a significant and unexpectedly rapid increase in market yields on intermediate-term securities, which have continued to price at higher rate levels in the ensuing months. This in turn led to a decrease in the unrealized gains on securities we held in portfolio in that maturity range, as evidenced by the table above.

# 48

Investment Sales, Purchases and Maturities
(In Thousands)

	Three Months Ended		Nine Months Ended
Sales	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Available-For-Sale Portfolio:
Mortgage-Backed Securities-Residential	$—	$—	$10,666	$15,699
U.S. Agency Securities	—	—	5,057	—
Other	11	244	34	607
Total	11	244	15,757	16,306
Net Gains on Securities Transactions	—	64	527	709
Proceeds on the Sales of Securities	$11	$308	$16,284	$17,015

Held-to-Maturity Portfolio:
State and Municipal Obligations	$—	$—	$1,168	$—
Net Gains on Securities Transactions	—	—	13	—
Proceeds on the Sales of Securities	$—	$—	$1,181	$—
In recent periods, the persistence of historically low interest rates have increased the likelihood of greater mortgage refinancing activity. We regularly review our holdings of collateralized mortgage obligations for those mortgages that revealed higher credit scores and/or moderate loan-to-value ratios, i.e., where refinancing may appear to be a greater probability. We have also reviewed the underlying prepayment speed of individual issues to identify mortgage pools that were experiencing accelerating principal payments. In 2013 and 2012 we selectively sold collateralized mortgage obligations that were experiencing accelerating prepayments speeds and that were also selling at a premium, so as to capture the gain since prepayments (redemptions) of such securities typically are at par. If the multi-year widespread decline in mortgage rates may in fact be ending, and/or if such rates may now begin to increase, we would expect that refinancings as well as pre-payments of outstanding mortgage loans, including those in our portfolio, may diminish in upcoming periods, as would our anticipatory sales of loans that we deem likely to be refinanced or prepaid.
During the second quarter of 2013, we sold certain securities from our held-to-maturity portfolio whose ratings had fallen below our investment threshold as an allowable exception under FASB ASC Subtopic 310-10.
Investment Purchases - Available-for-Sale Portfolio

	Three Months Ended		Nine Months Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Purchases
U.S. Agency Securities	$—	$31,006	$39,002	$31,006
State and Municipal Obligations	13,504	9,284	73,668	27,297
Mortgage-Backed Securities-Residential	—	4,732	—	4,732
Other	11	—	8,617	348
Total Purchases	$13,515	$45,022	$121,287	$63,383

Maturities & Calls	$29,178	$49,839	$89,857	$175,193

Investment Purchases - Held-to-Maturity Portfolio

	Three Months Ended		Nine Months Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Purchases
State and Municipal Obligations	$8,288	$659	$37,400	$58,871
Collateralized Mortgage Obligations	14,368	—	14,368	—
Mortgage-Backed Securities-Residential	19,805	—	19,805	71,898
Total Purchases	$42,461	$659	$71,573	$130,769

Maturities & Calls	$17,309	$13,029	$35,214	$35,483

# 49

Asset Quality
The following table presents information related to our allowance and provision for loan losses for the past five quarters.
Summary of the Allowance and Provision for Loan Losses
(Dollars in Thousands, Loans Stated Net of Unearned Income)

	9/30/2013	06/30/2013	3/31/2013	12/31/2012	9/30/2012
Loan Balances:
Period-End Loans	$1,243,370	$1,204,734	$1,164,759	$1,172,341	$1,152,951
Average Loans, Year-to-Date	1,193,452	1,177,498	1,169,870	1,147,286	1,142,942
Average Loans, Quarter-to-Date	1,224,840	1,185,041	1,169,870	1,160,226	1,148,771
Period-End Assets	2,156,858	2,083,169	2,115,962	2,022,796	2,040,515

Allowance for Loan Losses, Year-to-Date:
Allowance for Loan Losses, Beginning of Period	$15,298	$15,298	$15,298	$15,003	$15,003
Provision for Loan Losses, YTD	200	200	100	845	670
Loans Charged-off, YTD	(1,165)	(982)	(890)	(782)	(604)
Recoveries of Loans Previously Charged-off	251	162	95	232	178
Net Charge-offs, YTD	(914)	(820)	(795)	(550)	(426)
Allowance for Loan Losses, End of Period	$14,584	$14,678	$14,603	$15,298	$15,247

Allowance for Loan Losses, Quarter-to-Date:
Allowance for Loan Losses, Beginning of Period	$14,678	$14,603	$15,298	$15,247	$15,211
Provision for Loan Losses, QTD	—	100	100	175	150
Loans Charged-off, QTD	(183)	(92)	(890)	(178)	(171)
Recoveries of Loans Previously Charged-off	89	67	95	54	57
Net Charge-offs, QTD	(94)	(25)	(795)	(124)	(114)
Allowance for Loan Losses, End of Period	$14,584	$14,678	$14,603	$15,298	$15,247

Nonperforming Assets, at Period-End:
Nonaccrual Loans	$6,171	$5,591	$5,218	$6,633	$6,088
Restructured	446	461	473	483	518
Loans Past Due 90 or More Days and Still Accruing Interest	927	760	259	920	150
Total Nonperforming Loans	7,544	6,812	5,950	8,036	6,756
Repossessed Assets	18	34	45	64	37
Other Real Estate Owned	481	1,141	1,149	970	797
Total Nonperforming Assets	$8,043	$7,987	$7,144	$9,070	$7,590

Asset Quality Ratios:
Allowance to Nonperforming Loans	193.32%	215.47%	245.43%	190.37%	225.68%
Allowance to Period-End Loans	1.17	1.22	1.25	1.30	1.32
Provision to Average Loans (Quarter) (1)	—	0.03	0.03	0.06	0.05
Provision to Average Loans (YTD) (1)	0.02	0.03	0.03	0.07	0.08
Net Charge-offs to Average Loans (Quarter) (1)	0.03	0.01	0.28	0.04	0.04
Net Charge-offs to Average Loans (YTD) (1)	0.10	0.14	0.28	0.05	0.05
Nonperforming Loans to Total Loans	0.61	0.57	0.51	0.69	0.59
Nonperforming Assets to Total Assets	0.37	0.38	0.34	0.45	0.37
(1) Annualized

Provision for Loan Losses
Through the provision for loan losses, an allowance is maintained that reflects our best estimate of probable incurred loan losses related to specifically identified impaired loans as well as the inherent risk of loss related to the remaining portfolio. Loan charge-offs are recorded to this allowance when loans are deemed uncollectible, in whole or in part.
In the third quarter of 2013, we did not make a provision for loan losses, compared to a provision of $100 thousand for the second quarter of 2013 and a provision of $150 thousand for the third quarter of 2012. The provision for loans losses for the nine months ended September 30, 2013 was $200 thousand, a $470 thousand, or 70%, decrease from the provision for loan losses for the same period in 2012. The lack of a provision for the third quarter of 2013 and the decline in the provision for loan losses on a year-to-date basis for 2013 compared to 2012, reflected a modest level of net charge-offs (without considering the $753 thousand commercial loan charge-off in the

# 50

first quarter of 2013, which was fully reserved for in prior periods) combined with overall credit quality improvement, including the ratio of nonperforming loans to total loans, partially offset by growth in the loan portfolio.
The ratio of the allowance for loan losses to total loans approximated 1.17% at September 30, 2013, 1.22% at June 30, 2013 and 1.30% at December 31, 2012. The decline in the allowance for loan losses as a percentage of total loans was principally due to improvements in several key credit quality measurements. Internally classified loans (loans rated special mention, substandard or doubtful) decreased, the percentage of nonperforming loans to total loans decreased, and the ratio of net charge-offs to average loans declined, except for one large commercial loan charged-off in the first quarter of 2013. These factors are partially offset by higher allowance requirements due to loan portfolio growth.
    We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations. Our process for determining the provision for loan losses is described in Note 3 to our unaudited interim consolidated financial statements.
Risk Elements
Our nonperforming assets at September 30, 2013 amounted to $8.0 million, a decrease of $1.0 million, or 11.3%, from the December 31, 2012 total and an increase of $453 thousand or 6.0%, from the year earlier total. Our recent levels of nonperforming assets remain significantly below our peer group averages for the corresponding dates. At September 30, 2013, our ratio of loans past due 90 or more days plus nonaccrual loans plus other real estate owned to total assets was .37%, unchanged from our ratio at September 30, 2012 . Both ratios are well below the ratio of 1.80% for our peer group at June 30, 2013 (the latest date for which peer group information is available).

The following table presents the balance of other non-current loans at period-end as to which interest income was being accrued (i.e. loans 30 to 89 days past due, as defined in bank regulatory guidelines), which are not included in our nonperforming assets but entail heightened risk.

Loans Past Due 30-89 Days and Accruing Interest
	9/30/2013	12/31/2012	9/30/2012
Commercial Loans	$1,321	$1,246	$1,094
Commercial Real Estate Loans	1,173	1,332	1,322
Other Consumer Loans	54	60	20
Automobile Loans	2,860	3,119	3,134
Residential Real Estate Loans	1,736	2,700	2,769
Total Delinquent Loans	$7,144	$8,457	$8,339

At September 30, 2013, our loans in this category totaled $7.1 million, or 0.57% of loans then outstanding, a decrease of $1.3 million, or 15.5%, from the $8.5 million of such loans at December 31, 2012 (and a decrease of $1.2 million, or 14.3%, from the $8.3 million of such loans at September 30, 2012). The year-end 2012 total equaled .72% of loans then outstanding; the September 30, 2012 total equaled .72% of loans then outstanding, as well. The decrease from December 31, 2012 is primarily attributable to one $1.4 million commercial loan that was partially charged-off during the first quarter of 2013 ($753 thousand) with the remainder repaid.

The number and dollar amount of our performing loans that demonstrate characteristics of potential weakness from time-to-time (potential problem loans) typically is a very small percentage of our portfolio. See the table of Credit Quality Indicators in Note 3 to the Financial Statements. We consider all commercial and commercial real estate loans classified as substandard or lower (as reported in Note 3) to be potential problem loans. The dollar amount of such loans at September 30, 2013 ($25.6 million) was down from the dollar amount of such loans at December 31, 2012 ($27.9 million) and September 30, 2012 ($27.7 million). The amount of such loans depends principally on economic conditions in our geographic market area of northeastern New York State. In general, the economy in this area has been relatively strong in recent years, although we believe that a general weakening of the U.S. economy in upcoming periods would have an adverse effect on the economy in our market area as well, and on our commercial and commercial real estate portfolio.

As of September 30, 2013, we held for sale four real estate properties in other real estate owned. As a result of our conservative underwriting standards, we do not expect to acquire a significant number of other real estate properties in the near term as a result of payment defaults or the foreclosure process, nor do we expect significant losses to be incurred generally in our residential real estate portfolio.

We do not currently anticipate significant increases in our nonperforming assets, other non-current loans as to which interest income is still being accrued or potential problem loans, but can give no assurances in this regard.

CAPITAL RESOURCES
Important Future Changes to Regulatory Capital Standards (To Be Phased-In from 2015 to 2019)

The Dodd-Frank Act directed U.S. bank regulators to promulgate new capital standards for U.S. banking organizations, which must be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.

In July 2013, federal bank regulators issued their final new bank capital rules aimed at implementing these Dodd-Frank capital

# 51

requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world banking organizations. The federal regulators' new rules, which will be phased in over time (beginning for our organization in January 2015), impose significantly more stringent capital standards on U.S. financial institutions than are now in place.

The following is a summary of the new capital rules and three significant changes from the June 2012 proposed rules that were beneficial to community banks:

In general, the new rules expand the risk-weighted categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The new rules also are more restrictive in their definitions of what qualities as capital components and set new, higher minimum capital ratios. The new rules risk-weight past due exposures at 150% of the carrying value thereof for the portion that is not guaranteed or secured, as opposed to the 100% for such weighting at present. The new rules also include a new risk-weighting scheme for residential real estate loans, based on loan to value ratios, although community banks like ours will be permitted to continue to use the existing rules for risk-weighting residential real estate loans.

As required under Dodd-Frank, the new rules add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as tier 1 capital under the new CET1 ratio; preferred stock and TRUPs will not be included in CET1. The new CET1 ratio will include, however, most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although community banks are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses. We will likely elect not to include unrealized securities gains and losses in calculating our CET1 ratio.

In addition to setting higher minimum capital ratios, the new rules, as part of their general thrust in requiring enhanced capital for all banks, introduce a new concept, a so-called "capital conservation buffer" (set at 2.5%), which must be added to each of the minimum capital ratios (which by themselves are somewhat higher than the current minimum ratios). The capital conservation buffer will be phased-in over five years (see table below). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that such deductions should erode the capital buffer below the required level (2.5% of total assets), the bank would not necessarily be required to replace the buffer deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so.

The final rules eliminated the provision in the proposed rule that would have phased out over 10 years TRUPs qualification as grandfathered tier 1 capital for those banks, such as Arrow, that have less than $15 billion in total assets. Under the final rule, grandfathered TRUPs, such as Arrow's outstanding TRUP's, would continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital (for grandfathered TRUP's and other grandfathered tier 1 capital components), until the TRUPs mature or are redeemed.

The following is a summary of the regulatory capital definitions applicable to community banks, based on the July 2013 final new bank capital rules:

Common Equity Tier 1 Capital: Equals the sum of common stock instruments and related surplus (net of treasury stock), retained earnings, accumulated other comprehensive income (AOCI), and qualifying minority interests, minus applicable regulatory adjustments and deductions. Such deductions will include AOCI, if the organization exercises its irrevocable option not to include AOCI in capital. Mortgage-servicing assets, deferred tax assets, and investments in financial institutions are limited to 15 percent of CET1 in the aggregate and 10 percent of CET1 for each such item individually.
Additional Tier 1 Capital: Equals the sum of noncumulative perpetual preferred stock, tier 1 minority interests, grandfathered TRUPs, and Troubled Asset Relief Program instruments, minus applicable regulatory adjustments and deductions.
Tier 2 Capital: Equals the sum of subordinated debt and preferred stock, total capital minority interests not included in Tier 1, allowance for loan and lease losses (not exceeding 1.25 percent of risk-weighted assets) minus applicable regulatory adjustments and deductions.

The following table presents the transition schedule for community banks' compliance with each of the new capital ratios:

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

# 52

We estimate that if the new capital rules, which are being phased-in from 2015 to 2019, had been effective on September 30, 2013, our holding company and each of our banks would have met each of the proposed minimums under the new rules, including the capital conservation buffer.

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

Current Capital Standards: Our holding company and our subsidiary banks are currently subject to two sets of regulatory capital measures, risk-based capital guidelines and a leverage ratio test. The risk-based guidelines assign risk weightings to all assets and certain off-balance sheet items of financial institutions, which generally results in a substantial discounting of low-risk or risk-free assets, that is, a significant dollar amount of such assets disappears from the balance sheet. The guidelines then establish an 8% minimum ratio of qualified total capital to risk-weighted assets. At least half of total capital must consist of "Tier 1" capital, which consists of common equity and common equity equivalents, retained earnings, a limited amount of permanent preferred stock and (for holding companies) a limited amount of trust preferred securities (see the discussion below on these securities), minus intangible assets, net of associated deferred tax liabilities. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, other preferred stock, certain other instruments and a limited amount of the allowance for loan losses.
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e, discounting) of assets. For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines. The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" or "adequately capitalized" under these standards.

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of September 30, 2013:

		Tier 1	Total
	Tier 1	Risk-Based	Risk-Based
	Leverage	Capital	Capital
	Ratio	Ratio	Ratio
Arrow Financial Corporation	9.37%	14.59%	15.69%
Glens Falls National Bank & Trust Co.	9.02%	14.34%	15.43%
Saratoga National Bank & Trust Co.	9.63%	13.62%	14.79%

Regulatory Minimum	4.00	4.00	8.00
FDICIA's "Well-Capitalized" Standard	5.00	6.00	10.00
At September 30, 2013 our holding company and both banks exceeded the minimum capital ratios established under the currently applicable regulatory guidelines, and also qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies (see the further discussion under "Supervision and Regulation" in Part I Item 1.C. of this Report).

As discussed in the preceding section of this Report, "Important Future Changes to Regulatory Capital Standards," the final regulatory capital rules recently promulgated by the federal bank regulators pursuant to the Dodd-Frank Act will significantly change, and generally will increase, required capital levels under the current standards.
Capital Components; Stock Repurchases; Dividends

Stockholders' Equity: Stockholders' equity was $182.7 million at September 30, 2013, an increase of $6.9 million, or 3.9%, from the prior year-end.  The most significant contributions to stockholders' equity included net income of $16.0 million and equity received from our various stock-based compensation and dividend reinvestment plans of $1.4 million. These changes in Arrow's total shareholders' equity were offset, in part, by cash dividends of $9.0 million, a $2.2 million unrealized net securities loss, net of tax, and purchases of our own common stock of $1.5 million.  See the Consolidated Statement of Changes in Stockholders' Equity on page 6 of this report for all of the changes in stockholders' equity between December 31, 2012 and September 30, 2013.

# 53

Trust Preferred Securities Under Dodd-Frank: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, any trust preferred securities issued by banking organizations such as Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under bank regulatory capital guidelines; however, because our TRUPs were outstanding prior to this grandfathering cutoff date, they will continue to qualify as Tier 1 capital until maturity or redemption.

Stock Repurchase Program: At its regular meeting in December 2012, the Board of Directors approved a 12-month stock repurchase program (the "January 2013 program") authorizing the repurchase, at the discretion of senior management, during calendar year 2013 of up to $5 million of Arrow's common stock in open market or privately negotiated transactions. This program replaced a similar $5 million stock repurchase program which was approved in November 2011 (the "January 2012 program"), under which plan a total of $3.3 million of outstanding stock was repurchased by the Company during 2012. Under the January 2013 program, as under the January 2012 program, management is authorized to effect stock repurchases from time-to-time, to the extent that it believes the Company's stock is reasonably priced and such repurchases appear to be an attractive use of available capital and in the best interests of stockholders. Through September 30, 2013, 51,612 shares having an aggregate purchase price of $1.2 million had been repurchased by the Company under the January 2013 program.

Dividends: Our common stock is traded on NasdaqGS® - AROW. The high and low stock prices for the past five quarters listed below represent actual sales transactions, as reported by NASDAQ. On October 30, 2013, our Board of Directors declared a 2013 fourth quarter cash dividend of $.25 payable on December 13, 2013. Per share amounts in the following table have been restated for our September 2013 2% stock dividend.

			Cash
	Market Price		Dividends
	Low	High	Declared
2012
First Quarter	$22.36	$26.10	$0.240
Second Quarter	22.15	23.89	0.240
Third Quarter	22.81	25.18	0.240
Fourth Quarter	22.41	25.00	0.245
2013
First Quarter	$23.14	$25.07	$0.245
Second Quarter	22.95	24.96	0.245
Third Quarter	24.25	27.21	0.245
Fourth Quarter (dividend payable December 13, 2013)			0.250

	Quarter Ended September 30,
	2013	2012

Cash Dividends Per Share	$0.245	$0.240
Diluted Earnings Per Share	0.46	0.47
Dividend Payout Ratio	53.26%	51.06%
Total Equity (in thousands)	$182,683	$176,314
Shares Issued and Outstanding (in thousands)	12,329	12,275
Book Value Per Share	$14.82	$14.36
Intangible Assets (in thousands)	$26,273	$26,546
Tangible Book Value Per Share	$12.69	$12.20
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
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans, both from normal repayment cash-flows and prepayments.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity. Our securities available-for-sale portfolio was $486.9 million at period-end 2013, an increase of $8.2 million from the year-end 2012 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
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

# 54

To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was $212.4 million at September 30, 2013.
In addition, we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period.  Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of New York, pledging certain consumer loans as collateral for potential “discount window” advances.  At September 30, 2013, the amount available under this facility was $296.7 million, but there were no advances then outstanding.
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
Throughout the recent years of financial instability, our liquidity position remained strong, as depositors and investors in the wholesale funding markets showed no hesitations in placing or maintaining their funds with our banks. The financial markets have been challenging for many financial institutions, and the widely accepted view is that during the recent crisis a lack of liquidity was as great a problem for many troubled institution as a capital shortfall. As a result, liquidity premiums widened and many banks experienced certain liquidity constraints, including substantially increased pricing to retain deposit balances. Because of Arrow's favorable credit quality and strong balance sheet, Arrow did not experience any significant liquidity constraints from the beginning of the crisis in early 2008 through the date of this Report and was never forced to pay premium rates to obtain retail deposits or other funds from any source.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2013 Compared With
Three Months Ended September 30, 2012

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Quarter Ended
	09/30/2013	09/30/2012	Change	% Change
Net Income	$5,623	$5,748	$(125)	(2.2)%
Diluted Earnings Per Share	0.46	0.47	(0.01)	(2.1)
Return on Average Assets	1.06%	1.16%	(0.10)%	(8.6)
Return on Average Equity	12.42%	13.14%	(0.72)%	(5.5)

We reported earnings (net income) of $5.6 million and diluted earnings per share (EPS) of $.46 for the third quarter of 2013, compared to net income of $5.7 million and EPS of $.47 for the third quarter of 2012.

There were no sales of securities in the 2013 quarter, and only $39 thousand, net of tax, in the 2012 quarter.

    The following narrative discusses the quarter-to-quarter changes in net interest income, noninterest income, noninterest expense and income taxes.
Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Quarter Ended
	09/30/2013	09/30/2012	Change	% Change
Interest and Dividend Income	$17,032	$18,168	$(1,136)	(6.3)%
Interest Expense	1,747	2,643	(896)	(33.9)
Net Interest Income	15,285	15,525	(240)	(1.5)
Tax-Equivalent Adjustment	1,158	1,000	158	15.8
Average Earning Assets (1)	1,983,864	1,852,431	131,433	7.1
Average Interest-Bearing Liabilities	1,614,873	1,511,634	103,239	6.8

Yield on Earning Assets (1)	3.41%	3.90%	(0.49)%	(12.6)
Cost of Interest-Bearing Liabilities	0.43	0.70	(0.27)	(38.6)
Net Interest Spread	2.98	3.20	(0.22)	(6.9)
Net Interest Margin	3.06	3.33	(0.27)	(8.1)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) fell by 27 basis points, from 3.33% to 3.06%, between the third quarter of 2012 and the third quarter of 2013, representing a 8.1% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities, annualized) dropped by 22 basis points between the respective quarters, from 3.20% to 2.98%, a decrease of 6.9%. These measures reflect a continuing trend impacting most commercial banks, i.e., the consistent pressure

# 55

on margins resulting from a very low interest rate environment. In management's view, despite the recent modest upturn in prevailing interest rates, particularly on longer-term debt, this persistent trend of margin compression may well continue in upcoming periods, as many of our assets and liabilities do not typically reprice rapidly, and if rates do begin to move broadly upward, our liabilities (deposits) generally may reprice more rapidly than our assets. Net interest income for the just completed quarter, on a taxable equivalent basis, was lower by $240 thousand, or 1.5%, from the third quarter of 2012, as the 8.1% decrease in our net interest margin between the periods was only partially offset by the 7.1% increase in our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”
As discussed previously under the heading "Asset Quality" beginning on page 50, there was no provision for loan losses in the third quarter of 2013, and only $150 thousand for the 2012 quarter.

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Quarter Ended
	09/30/2013	09/30/2012	Change	% Change
Income From Fiduciary Activities	$1,688	$1,563	$125	8.0%
Fees for Other Services to Customers	2,403	2,097	306	14.6
Insurance Commissions	2,404	2,223	181	8.1
Net Gain on Securities Transactions	—	64	(64)	(100.0)
Net Gain on the Sale of Loans	166	600	(434)	(72.3)
Other Operating Income	278	288	(10)	(3.5)
Total Noninterest Income	$6,939	$6,835	$104	1.5

Total noninterest income in the just completed quarter was $6.9 million, an increase of $104 thousand, or 1.5%, from total noninterest income of $6.8 million for the third quarter of 2012. We experienced increases in fees for other services to customers, income from fiduciary activities and insurance commissions between the two comparative quarterly periods. Net gain on the sale of loans decreased in the 2013 quarter versus the 2012 quarter as we began to taper our sale of loans to the secondary market during the 2013 quarter and retain a larger portion of our originations in our own loan portfolio.

For the just completed 2013 quarter, income from fiduciary activities increased $125 thousand, or 8.0%, from the comparable 2012 quarter. At quarter-end 2013, the market value of assets under trust administration and investment management amounted to $1.111 billion, an increase of $59.9 million, or 5.7%, from September 30, 2012. The growth was generally attributable to the addition of new accounts and positive investment returns. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.

Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. Effective October 1, 2011 VISA announced new, reduced debit interchange rates and related modifications to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act. This reduced rate structure has had, and will continue to have, a slight but noticeable negative impact on our fee income. However, debit card usage by our customers continues to grow which has offset at least in part, the negative effect of reduced debit interchange rates, and if customer card usage continues to grow, it will continue to offset the negative impact of reduced interchange fees. We do not believe that Visa's new limits on interchange fees resulting from Dodd-Frank will have a material adverse impact on our financial condition or results of operations in future periods. However, there is currently a lawsuit challenging the fee structure as too high. The Federal Reserve Bank successfully asked the court to permit retention of the current fee structure until the case is settled. The increase in quarter-to-quarter income in Fees for Other Services to Customers was primarily attributable to deposit service charges and debit card activity.

Other operating income was virtually unchanged between the two periods.

# 56

Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Quarter Ended
	09/30/2013	09/30/2012	Change	% Change
Salaries and Employee Benefits	$7,856	$7,964	$(108)	(1.4)%
Occupancy Expense of Premises, Net	1,063	994	69	6.9
Furniture and Equipment Expense	819	785	34	4.3
FDIC and FICO Assessments	269	255	14	5.5
Amortization	108	126	(18)	(14.3)
Other Operating Expense	3,018	2,798	220	7.9
Total Noninterest Expense	$13,133	$12,922	$211	1.6
Efficiency Ratio	58.61%	57.39%	1.22%	2.1

Noninterest expense for the third quarter of 2013 was $13.1 million, an increase of $211 thousand, or 1.6%, from the expense for the third quarter of 2012. For the third quarter of 2013, our efficiency ratio was 58.61%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended June 30, 2013 (the most recent reporting period for which peer group information is available), the peer group efficiency ratio was 70.28%, and our ratio was 61.64% (not adjusted).

Salaries and employee benefits expense were actually lower in 2013 than in 2012 due primarily to the retirement of two members of senior management on December 31, 2012 and decreased provisions for post-retirement benefits and incentive compensation.

The increase in occupancy expense was primarily attributable to the November 2012 opening of a newly constructed building adjacent to our main office in downtown Glens Falls, New York, housing our commercial lending activities and our trust department's sales, administration and operations.

The increase in furniture and equipment expense was primarily attributable to an increase in equipment depreciation.
The category demonstrating the largest increase in other operating expense between the periods was third party computer processing expenses, offset, in part, by reductions in legal and telecommunications expenses.

Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Quarter Ended
	09/30/2013	09/30/2012	Change	% Change
Provision for Income Taxes	$2,310	$2,540	$(230)	(9.1)%
Effective Tax Rate	29.1%	30.6%	(1.5)	(4.9)
The provisions for federal and state income taxes amounted to $2.3 million and $2.5 million for the respective three-month periods of 2013 and 2012. The decrease in the effective tax rate was primarily attributable to a relative increase in tax exempt interest income and to a one-time benefit from a tax credit in the 2013 period.

# 57

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2013 Compared With
Nine Months Ended September 30, 2012

Summary of Earnings Performance
(Dollars in Thousands, Except Per Share Amounts)

	Nine Month Period Ended
	09/30/2013	09/30/2012	Change	% Change
Net Income	16,011	$16,630	$(619)	(3.7)%
Diluted Earnings Per Share	1.30	1.36	(0.06)	(4.4)
Return on Average Assets	1.03%	1.12%	(0.09)%	(8.0)
Return on Average Equity	11.99%	13.01%	(1.02)%	(7.8)

We reported earnings (net income) of $16.0 million and diluted earnings per share (EPS) of $1.30 for the nine-month period of 2013, compared to net income of $16.6 million and EPS of $1.36 for the 2012 nine-month period.
Both periods included net gains on the sale of securities: $326 thousand, net of tax, in the 2013 period and $428 thousand, net of tax, in the 2012 period.
    The following narrative discusses the changes between the respective nine-month periods in net interest income, noninterest income, noninterest expense and income taxes.

Net Interest Income
Summary of Net Interest Income
(Taxable Equivalent Basis, Dollars in Thousands)

	Nine Month Period Ended
	09/30/2013	09/30/2012	Change	% Change
Interest and Dividend Income	$51,080	$55,486	$(4,406)	(7.9)%
Interest Expense	6,209	9,454	(3,245)	(34.3)
Net Interest Income	44,871	46,032	(1,161)	(2.5)
Tax-Equivalent Adjustment	3,401	2,847	554	19.5
Average Earning Assets (1)	1,963,363	1,859,736	103,627	5.6
Average Interest-Bearing Liabilities	1,615,615	1,540,699	74,916	4.9

Yield on Earning Assets (1)	3.48%	3.99%	(0.51)%	(12.8)
Cost of Interest-Bearing Liabilities	0.51	0.82	(0.31)	(37.8)
Net Interest Spread	2.97	3.17	(0.20)	(6.3)
Net Interest Margin	3.06	3.31	(0.25)	(7.6)
(1) Includes Nonaccrual Loans
Our net interest margin (net interest income on a tax-equivalent basis divided by average earning assets, annualized) fell by 25 basis points, from 3.31% to 3.06%, between the 2012 nine-month period and the 2013 nine-month period, representing a 7.6% decrease in the margin. (See the discussion under “Use of Non-GAAP Financial Measures,” on page 35, regarding our net interest margin and net interest income, which are commonly used non-GAAP financial measures.) Our net interest spread (average yield on interest-earning assets minus the average rate paid on interest-bearing liabilities) dropped by 20 basis points between the two respective periods, from 3.17% to 2.97%, a decrease of 6.3%. The reasons for the decrease in net interest margin, net interest income and net interest spread between the two periods, and management's views regarding the possible continuation of such decreases in upcoming periods, are discussed above under "RESULTS OF OPERATIONS--Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012--Net Interest Income," on page 55. Net interest income for the just completed nine-month period, on a taxable equivalent basis, was lower by $1.2 million, or 2.5%, from the 2012 nine-month period, as the 7.6% decrease in our net interest margin between the periods was offset, but only in part by the 5.6% increase in our average earning assets. The impact of recent interest rate changes on our net interest margin and net interest income are discussed above in this Report under the sections entitled “Deposit Trends,” “Impact of Interest Rate Changes” and “Loan Trends.”

The provisions for loan losses were $200 thousand and $670 thousand for the nine-month periods ended September 30, 2013 and 2012, respectively. The provision for loan losses was discussed previously under the heading "Asset Quality" beginning on page 50.

# 58

Noninterest Income
Summary of Noninterest Income
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2013	09/30/2012	Change	% Change
Income From Fiduciary Activities	$5,020	$4,786	$234	4.9%
Fees for Other Services to Customers	7,056	6,111	945	15.5
Insurance Commissions	6,608	6,219	389	6.3
Net Gain on Securities Transactions	540	709	(169)	(23.8)
Net Gain on the Sale of Loans	1,271	1,494	(223)	(14.9)
Other Operating Income	689	883	(194)	(22.0)
Total Noninterest Income	$21,184	$20,202	$982	4.9

Total noninterest income in the just completed nine-month period was $21.2 million, an increase of $982 thousand, or 4.9%, from total noninterest income of $20.2 million for the 2012 nine-month period. The greatest gains were in fees for other services to customers, insurance commissions and income from fiduciary activities, although other areas of noninterest income experienced increases from last year's respective period as well. Net gain on the sale of loans decreased substantially in the 2013 nine-month period versus the 2012 nine-month period as we reduced the portion of our mortgage originations that we sold into the secondary market and increased the portion we retained in our loan portfolio.

For the just completed 2013 period, income from fiduciary activities increased $234 thousand or 4.9%, from the comparable 2012 nine-month period. At period-end 2013, the market value of assets under trust administration and investment management amounted to $1.111 billion, an increase of $59.9 million, or 5.7%, from September 30, 2012. The growth was generally attributable to the addition of new accounts and positive investment returns. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration.
Fees for other services to customers includes service charges on deposit accounts, debit card interchange fees, revenues related to the sale of mutual funds to our customers by third party providers and servicing income on sold loans. For a summary of the effect of VISA's new, reduced debit interchange rates adopted to comply with new debit card interchange fee rules promulgated by the Federal Reserve under the Dodd-Frank Act, see the discussion under "RESULTS OF OPERATIONS--Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012--Noninterest Income," on page 56.

The decrease in other operating income was primarily attributable to a one-time gain in the 2012 period from our partnership interest in a entity that operates as a business incubator for start-up businesses in upstate New York.
Noninterest Expense
Summary of Noninterest Expense
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2013	09/30/2012	Change	% Change
Salaries and Employee Benefits	$23,114	$23,661	$(547)	(2.3)%
Occupancy Expense of Premises, Net	3,389	3,042	347	11.4
Furniture and Equipment Expense	2,888	2,731	157	5.7
FDIC and FICO Assessments	800	766	34	4.4
Amortization	344	391	(47)	(12.0)
Other Operating Expense	9,283	8,128	1,155	14.2
Total Noninterest Expense	$39,818	$38,719	$1,099	2.8
Efficiency Ratio	60.25%	58.49%	1.76%	3.0

Noninterest expense for the 2013 nine-month period was $39.8 million, an increase of $1,099 thousand, or 2.8%, from the expense for the 2012 nine-month period. For the 2013 nine-month period, our efficiency ratio was 60.25%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better) is the ratio of noninterest expense (excluding, under our definition, intangible asset amortization) to (i) net interest income (on a tax-equivalent basis) plus (ii) noninterest income (excluding net securities gains or losses). See the discussion on page 35 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio included by the Federal Reserve Board in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio does not exclude intangible asset amortization from the numerator. Our efficiency ratios in recent periods have compared favorably to the ratios of our peer group, even adjusting for the definitional differences. For the year-to-date period ended June 30, 2013 (the most recent reporting period for which peer group information is available), the peer group ratio was 70.28%, and our ratio was 61.64% (not adjusted).

Salaries and employee benefits expense were actually lower in 2013 than in 2012 due primarily to the retirement of two members of senior management on December 31, 2012 and decreased provisions for post-retirement benefits and incentive compensation.

# 59

The increase in occupancy expense between the periods was attributable to the expense of a newly constructed building adjacent to our main office in downtown Glens Falls, New York, housing our commercial lending activities and our trust department's sales, administration and operations, which was operative during the entire 2013 period but was only opened in November 2012 and thus not operative for the full 2012 period.

The increase in furniture and equipment expense was primarily attributable to an increase in equipment depreciation.

Other operating expense includes a variety of categories. $294 thousand of the $1.2 million increase in other operating expense in the 2013 nine-month period was attributable to the reversal in the second quarter of 2012 of a Visa litigation reserve (see our discussion of this topic in the "Overview" beginning on page 39), which reduced other operating expense in the earlier period. The categories demonstrating the largest increase in cost between the periods was third party computer processing expenses and carrying costs for other real estate owned, offset, in part, by decreases in legal and telecommunication expenses.
Income Taxes
Summary of Income Taxes
(Dollars in Thousands)

	Nine Month Period Ended
	09/30/2013	09/30/2012	Change	% Change
Provision for Income Taxes	$6,625	$7,368	$(743)	(10.1)%
Effective Tax Rate	29.3%	30.7%	(1.4)	(4.6)
The provisions for federal and state income taxes amounted to $6.6 million and $7.4 million for the respective nine-month periods of 2013 and 2012. The decrease in the effective tax rate was primarily attributable to a relative increase in tax exempt interest income and to a one-time benefit of a tax credit in the 2013 period.

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

# 60

portfolios (primarily deposits) than in our asset portfolios, irrespective of differences in contractual maturities (which, however, also tend to favor more rapid liabilities repricing).
Applying the simulation model analysis as of September 30, 2013, a 200 basis point increase in all interest rates demonstrated a 7.24% decrease in net interest income, and a 100 basis point decrease in long-term interest rates (with no decrease in short-term rates, or adjusted as discussed above) demonstrated a 1.14% decrease in net interest income, when compared with our base projection. These amounts were well within our ALCO policy limits. The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
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

Item 4.
CONTROLS AND PROCEDURES
Senior management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of Arrow's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. Further, there were no changes made in our internal control over financial reporting that occurred during the most recent fiscal quarter that had materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.A.
Risk Factors
We believe that the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012, continue to represent the most significant risks to our future results of operations and financial conditions, without modification or amendment. Please refer to such risk factors listed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

# 61

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information about purchases by Arrow of its common stock during the three months ended September 30, 2013:

Third Quarter 2013 Calendar Month	(A) Total Number of Shares Purchased [1]	(B) Average Price Paid Per Share [1]	(C) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	(D) Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs [3]
July	10,111	$26.16	—	$3,761,004
August	4,114	25.87	—	3,761,004
September	22,183	25.49	—	3,761,004
Total	36,408	25.72	—
1 Share amounts and average prices listed in columns A and B (total number of shares purchased and the average price paid per share) include, in addition to shares repurchased under the Company’s publicly announced stock repurchase program, shares purchased in open market transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (DRIP) by the administrator of the DRIP and shares surrendered (or deemed surrendered) to Arrow by holders of options to acquire Arrow common stock in connection with the exercise of such options. In the months indicated, the total number of shares purchased listed in column A included the following numbers of shares purchased through such additional methods: July – DRIP market purchases (3,130 shares), exercise of stock options (6,981 shares); August – DRIP market purchases (4,114 shares); September – DRIP market purchases (22,183 shares).
2 No shares were repurchased by the Company under its publicly-announced stock repurchase program (i.e., the $5 million stock repurchase program authorized by the Board of Directors in November 2012 and effective January 1, 2013 (the “2013 Repurchase Program”)) during the third quarter of 2013.
3 Represents the dollar amount of repurchase authority remaining at each month-end during the quarter under the 2013 Repurchase Program, the Company’s only publicly-announced stock repurchase program in effect at the end of each such month.

Item 3.
Defaults Upon Senior Securities - None

Item 4.
Mine Safety Disclosures - None

Item 5.
Other Information - None

# 62

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

# 63

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
ARROW FINANCIAL CORPORATION
Registrant

November 12, 2013	/s/Thomas J. Murphy
Date	Thomas J. Murphy, President and
Chief Executive Officer

November 12, 2013	/s/Terry R. Goodemote
Date	Terry R. Goodemote, Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

# 64