Form 10-K
period 2013-12-31
ARROW FINANCIAL CORP
filed 2014-03-17
CIK 717538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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

Large accelerated filer	Accelerated filer x	Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes      x   No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:    $292,291,158
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 21, 2014
Common Stock, par value $1.00 per share	12,342,000
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2014 (Part III)

ARROW FINANCIAL CORPORATION
FORM 10-K

*These items are incorporated by reference to the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2014.

# 2

NOTE ON TERMINOLOGY
In this Annual Report on Form 10-K, the terms “Arrow,” “the registrant,” “the company,” “we,” “us,” and “our” generally refer to Arrow Financial Corporation and subsidiaries as a group, except where the context indicates otherwise.  At certain points in this Report, our performance is compared with that of our “peer group” of financial institutions.  Unless otherwise specifically stated, this peer group is comprised of the group of 344 domestic bank holding companies with $1 to $3 billion in total consolidated assets as identified in the Federal Reserve Board’s “Bank Holding Company Performance Report” for December 31, 2013, and peer group data has been derived from such Report.  This peer group is not, however, identical to either of the peer groups comprising the two bank indices included in the stock performance graphs on pages 19 and 20 of this Report.

THE COMPANY AND ITS SUBSIDIARIES
Arrow is a two-bank holding company headquartered in Glens Falls, New York.  Our banking subsidiaries are Glens Falls National Bank and Trust Company (Glens Falls National) whose main office is located in Glens Falls, New York, and Saratoga National Bank and Trust Company (Saratoga National) whose main office is located in Saratoga Springs, New York.  Subsidiaries of Glens Falls National include Capital Financial Group, Inc. (an insurance agency specializing in selling and servicing group health care policies and life insurance), Loomis & LaPann, Inc. (a property and casualty and sports accident and health insurance agency), Upstate Agency, LLC (a property and casualty insurance agency), Glens Falls National Insurance Agencies, LLC (a property and casualty insurance agency - currently doing business under the name of McPhillips Insurance Agency), North Country Investment Advisers, Inc. (a registered investment adviser that provides investment advice to our proprietary mutual funds) and Arrow Properties, Inc., a real estate investment trust (REIT).

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

Examples of forward-looking statements in this Report are referenced in the table below:

Topic	Section	Page	Location
Dividend Capacity	Part I, Item 1.C.	9	1st paragraph under "Dividend Restrictions; Other Regulatory Sanctions"
	Part II, Item 7.E.	50	1st paragraph under "Dividends"
Impact of Legislative Developments	Part I, Item 1.D.	12	Last paragraph in Section D
	Part II, Item 7.A.	27	Paragraph in "Health Care Reform"
VISA Estimation	Part II, Item 7.A.	27	Paragraph under "VISA Transactions - Reversal of the Litigation Reserve"
Impact of Changing Interest Rates on Earnings	Part II, Item 7.B.I.	32	Paragraphs under "Potential Inflation; Effect on Interest Rates and Margin"
	Part II, Item 7.C.II.a.	42	Last paragraph under “Automobile Loans”
	Part II, Item 7.C.II.a.	43	3rd and 4th paragraph under table
	Part II, Item 7.C.IV.	47	3rd paragraph
	Part II, Item 7A.	53	Last 4 paragraphs
Adequacy of the Allowance for Loan Losses	Part II, Item 7.B.II.	34	1st paragraph under “II. Provision For Loan Losses and Allowance For Loan Losses”
Noninterest Income	Part II, Item 7.C.IV	36	Last 3 paragraphs under "2013 Compared to 2012"
Expected Level of Real Estate Loans	Part II, Item 7.C.II.a.	42	Paragraphs under “Residential Real Estate Loans”
Liquidity	Part II, Item 7.D.	48	Last 2 paragraphs under "Liquidity"
Commitments to Extend Credit	Part II, Item 8	79	Last 2 paragraphs in Note 8
Pension plan return on assets	Part II, Item 8	94	2nd to last paragraph in Note 13
Realization of recognized net deferred tax assets	Part II, Item 8	95	2nd to last paragraph in Note 15

# 3

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to quantify or, in some cases, to identify.  In the case of all forward-looking statements, actual outcomes and results may differ materially from what the statements predict or forecast.  Factors that could cause or contribute to such differences include, but are not limited to:

a.	rapid and dramatic changes in economic and market conditions, such as the U.S. economy experienced during the financial crisis of 2008-2010;
b.sharp fluctuations in interest rates, economic activity, and consumer spending patterns;
c.sudden changes in the market for products we provide, such as real estate loans;

d.
significant new banking or other laws and regulations, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act or Dodd-Frank) and the rules and regulations issued or to be issued thereunder;

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

Tangible Book Value per Share:  Tangible equity is total stockholders’ equity less intangible assets.  Tangible book value per share is tangible equity divided by total shares issued and outstanding.  Tangible book value per share is often regarded as a more meaningful comparative ratio than book value per share as calculated under GAAP, that is, total stockholders’ equity including intangible assets divided by total shares issued and outstanding.  Intangible assets includes many items, but are essentially represented by goodwill for Arrow.

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

# 4

PART I
Item 1. Business

A. GENERAL
Our holding company, Arrow Financial Corporation, a New York corporation, was incorporated on March 21, 1983 and is registered as a bank holding company within the meaning of the Bank Holding Company Act of 1956.  Arrow owns two nationally chartered banks in New York (Glens Falls National and Saratoga National), and through such banks indirectly owns various non-bank subsidiaries, including four insurance agencies, a registered investment adviser and a REIT. See "The Company and Its Subsidiaries," above.

Subsidiary Banks (dollars in thousands)
	Glens Falls National	Saratoga National
Total Assets at Year-End	$1,843,285	$319,228
Trust Assets Under Administration and Investment Management at Year-End (Not Included in Total Assets)	$1,110,174	$64,717
Date Organized	1851	1988
Employees (full-time equivalent)	474	42
Offices	30	7
Counties of Operation	Warren, Washington, Saratoga, Essex & Clinton	Saratoga
Main Office	250 Glen Street Glens Falls, NY	171 So. Broadway Saratoga Springs, NY

The holding company’s business consists primarily of the ownership, supervision and control of our two banks.  The holding company provides various advisory and administrative services and coordinates the general policies and operation of the banks. There were 516 full-time equivalent employees, including 70 employees within our insurance agency affiliates, at December 31, 2013.
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
On August 1, 2011, we acquired two privately owned insurance agencies located in the greater Glens Falls area, W. Joseph McPhillips, Inc. and McPhillips-Northern, Inc., which were controlled by the same group of shareholders. Each of the acquisitions was structured as a merger of the acquired agency into a newly formed limited liability company wholly owned by Arrow's principal subsidiary bank, Glens Falls National, named Glens Falls National Insurance Agencies, LLC. Both acquisitions qualified as tax-free reorganizations under the Internal Revenue Code. At closing of the acquisitions, which occurred on the same day, Arrow issued a total of 94,410 shares of its common stock (as restated for stock dividends) and $116 thousand in cash to the agencies' shareholders in exchange for all of their shares of the agencies' stock. Arrow recorded the following intangible assets as a result of the acquisitions (none of which are deductible for income tax purposes): goodwill ($1,180) and expirations ($720).  The value of the expirations is being amortized over twenty years.
On February 1, 2011, we acquired Upstate Agency, Inc. ("Upstate"), a privately owned insurance agency primarily engaged in the sale of property and casualty insurance with offices located in northern New York. The acquisition was structured as a merger of Upstate into a newly-formed limited liability company wholly owned by Glens Falls National, and qualified as a tax-free reorganization under the Internal Revenue Code. At closing of the acquisition and in post-closing payments to date, Arrow has issued to the former sole shareholder of Upstate, in exchange for all of his Upstate stock, 147,854 shares of Arrow's common stock (as restated for stock dividends) and approximately $2.7 million in cash.  Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($5,040) and expirations ($2,854).  The value of the expirations is being amortized over twenty years.  The acquisition agreement provided for possible additional post-closing payments of Arrow's common stock to the former sole shareholder of Upstate, contingent upon the financial performance and business results of Upstate as a subsidiary of Glens Falls National over the three-year period following the closing. The final such payment of Arrow stock to the former sole shareholder was paid in the first quarter of 2014. The present value of the expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.
On April 1, 2010, we acquired Loomis & LaPann, Inc. ("Loomis"), a privately owned, property and casualty and sports accident and health insurance agency located in Glens Falls.  The acquisition was structured as a merger between a newly-formed acquisition subsidiary of Glens Falls National and Loomis, and qualified as a tax-free reorganization under the Internal Revenue Code. Arrow has issued to the shareholders of Loomis, in exchange for their Loomis stock, 41,495 shares of Arrow's common stock (as restated for dividends), including the issuance of additional shares in post-closing payments to the former Loomis shareholders. At closing, Arrow recorded the following intangible assets as a result of the acquisition (none of which are deductible for income tax purposes): goodwill ($514 thousand) and portfolio expirations ($126 thousand).  The value of the expirations is being amortized over twenty years. The acquisition agreement provided for possible additional post-closing payments of Arrow's common stock to the former Loomis shareholders, contingent upon the financial performance of Loomis as a subsidiary of Glens Falls National over a three-

# 5

year period following the closing. These post-closing stock payment to the former Loomis shareholders have now been completed. The estimated value of all expected post-closing payments was included in the basis of goodwill recognized at the acquisition date.

B. LENDING ACTIVITIES
Arrow engages in a wide range of lending activities, including commercial and industrial lending primarily to small and mid-sized companies; mortgage lending for residential and commercial properties; and consumer installment and home equity financing.  We also maintain an active indirect lending program through our sponsorship of automobile dealer programs under which we purchase dealer paper, primarily from dealers that meet pre-established specifications.  From time-to-time we sell a portion of our residential real estate loan originations into the secondary market, primarily to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and state housing agencies. Normally, we retain the servicing rights on mortgage loans originated and sold by us into the secondary markets, subject to our periodic determinations on the continuing profitability of such activity.
Generally, we continue to implement lending strategies and policies that are intended to protect the quality of the loan portfolio, including strong underwriting and collateral control procedures and credit review systems. Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Home equity lines of credit, secured by real property, are systematically placed on nonaccrual status when 120 days past due, and residential real estate loans when 150 days past due. Commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. (See Part II, Item 7.C.II.c. "Risk Elements.") Subsequent cash payments on loans classified as nonaccrual may be applied all to principal, although income in some cases may be recognized on a cash basis.
We lend almost exclusively to borrowers within our normal retail service area, with the exception of our indirect consumer lending line of business, where we acquire retail paper from an extensive network of automobile dealers that operate in a geographic area (primarily in upstate New York) that is somewhat larger than our normal retail service area.  The loan portfolio does not include any foreign loans or any other significant risk concentrations.  We do not normally participate in loan syndications, either as originator or as a participant.  However, from time-to-time, we buy and sell participations in loans with other financial institutions in our area of operation. Most of the portfolio, in general, is fully collateralized, and many commercial loans are further supported by personal guarantees.
We do not engage in subprime mortgage lending as a business line and we do not extend or purchase so-called "Alt A," "negative amortization," "option ARM's" or "negative equity" mortgage loans.  During 2013, we foreclosed on one commercial loan and no residential real estate loans.

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

Bank Regulatory Authorities with Jurisdiction over Arrow and its Subsidiary Banks

Arrow is a registered bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") and as such is subject to regulation by the Board of Governors of the Federal Reserve System ("FRB").  Arrow is not, at present, a so-called "financial holding company" under federal banking law.  As a "bank holding company" under New York State law, Arrow is also subject to regulation by the New York State Department of Financial Services.  Our two subsidiary banks are both national banks and are subject to supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The banks are members of the Federal Reserve System and the deposits of each bank are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC").  The BHC Act generally prohibits Arrow from engaging, directly or indirectly, in activities other than banking, activities closely related to banking, and certain other financial activities.  Under the BHC Act, a bank holding company must obtain FRB approval before acquiring, directly or indirectly, voting shares of another bank or bank holding company, if after the acquisition the acquiror would own 5 percent or more of a class of the voting shares of that other bank or bank holding company.  Bank holding companies are able to acquire banks or other bank holding companies located in all 50 states, subject to certain limitations.  The Gramm-Leach-Bliley Act ("GLBA"), enacted in 1999, authorized bank holding companies designated as "financial holding companies" to affiliate with a much broader array of other financial institutions than was previously permitted, including insurance companies, investment banks and merchant banks. Arrow has not been designated as a financial holding company  See Item 1.D., "Recent Legislative Developments."

The FRB and the OCC have broad regulatory, examination and enforcement authority. The FRB and the OCC conduct regular examinations of the entities they regulate. In addition, banking organizations are subject to periodic reporting requirements to the regulatory authorities.  The FRB and OCC have the authority to implement various remedies if they determine that the financial condition, capital, asset quality, management, earnings, liquidity or other aspects of a banking organization's operations are unsatisfactory or if they determine the banking organization is violating or has violated any law or regulation. The authority of the FRB and the OCC over banking organizations includes, but is not limited to, prohibiting unsafe or unsound practices; requiring affirmative action to correct a violation or practice; issuing administrative orders; requiring the organization to increase capital; requiring the organization to sell subsidiaries or other assets; restricting dividends and distributions; restricting the growth of the organization; assessing civil money penalties; removing officers and directors; and terminating deposit insurance. The FDIC may

# 6

terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

Regulatory Supervision of Other Arrow Subsidiaries

The insurance agency subsidiaries of Glens Falls National are subject to the licensing and other provisions of New York State Insurance law and are regulated by the New York Department of Financial Services. Arrow's investment adviser subsidiary is subject to the licensing and other provisions of the federal Investment Advisers Act of 1940 and is regulated by the SEC.

Regulation of Transactions between Banks and their Affiliates

Transactions between banks and their "affiliates" are regulated by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). For purposes of Sections 23A and 23B, the only current “affiliate” of each of our two banks, other than the other bank, is their common holding company, Arrow. All of our organization's non-bank subsidiaries are subsidiaries of the banks themselves, and are "operating subsidiaries" under Sections 23A and 23B. This means they are considered to be part of the banks that own them and thus are not "affiliates" of the banks. Extensions of credit that a bank may make to affiliates, or to third parties secured by securities or obligations of the affiliates, are substantially limited by the FRA and the Federal Deposit Insurance Act (the "FDIA"). Such acts further restrict the range of permissible transactions between a bank and any affiliate, including a bank affiliate. A bank may engage in certain transactions, including loans and purchases of assets, with a non-bank affiliate, only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions by it with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered by it to non-affiliated companies.

Regulatory Capital Standards

An important area of banking regulation is the federal banking system's promulgation and enforcement of minimum capitalization standards for banks and bank holding companies.
New Bank Regulatory Capital Standards (to be phased in, beginning in 2015). The Dodd-Frank Act, among other things, directed U.S. bank regulators to promulgate new capital standards for U.S. banking organizations, which must be at least as strict (i.e., must establish minimum capital levels that are at least as high) as the regulatory capital standards for U.S. insured depository financial institutions at the time Dodd-Frank was enacted in 2010.
In July 2013, federal bank regulators approved their final new bank capital rules aimed at implementing these Dodd-Frank capital requirements. These rules were also intended to coordinate U.S. bank capital standards with the current drafts of the Basel III proposed bank capital standards for all of the developed world banking organizations. The federal regulators' new rules, which will be phased in over time (beginning for our organization in January 2015), impose significantly more stringent capital standards on U.S. financial institutions than are now in place.
The following is a summary of the new capital rules which apply both to bank holding companies (such as Arrow) and to insured financial institutions (such as our subsidiary banks):
In general, the new rules expand the risk-weighted categories of assets from 4 to 8 (although there are several other super-weighted categories for high-risk assets that are generally not held by community banks like us). The new rules also are more restrictive in their definitions of what qualifies as capital components and set new, higher minimum capital ratios. As required under Dodd-Frank, the new rules add a new capital ratio, a "common equity tier 1 capital ratio" (CET1). The primary difference between this ratio and the current tier 1 leverage ratio is that only common equity will qualify as capital under the new CET1 ratio; preferred stock and trust preferred securities ("TRUPs") will not be included in CET1. The new CET1 ratio will include, however, most elements of accumulated other comprehensive income, including unrealized securities gains and losses, as part of both total regulatory capital (numerator) and total assets (denominator), although community banks are given the opportunity to make a one-time irrevocable election to include or not to include certain elements of other comprehensive income, most notably unrealized securities gains or losses. We will elect not to include unrealized securities gains and losses in calculating our CET1 ratio.
In addition to setting higher minimum capital ratios, the new rules, as part of their general thrust in requiring enhanced capital for all banks, introduce a new concept, a so-called "capital conservation buffer" (set at 2.5%, after full phase-in), which must be added to each of the minimum capital ratios (some of which by themselves are somewhat higher than the current minimum ratios). The capital conservation buffer will be phased-in over five years (see table on page 8). When, during economic downturns, an institution's capital begins to erode, the first deductions from a regulatory perspective would be taken against the conservation buffer; to the extent that such deductions should erode the capital buffer below the required level (2.5% of total assets), the bank would not necessarily be required to replace the buffer deficit immediately but would face restrictions on paying dividends and other negative consequences until it did so.
Under the final rule, ("TRUPs") issued by small- to medium-sized banking organizations (such as Arrow) that were outstanding on the Dodd-Frank Act grandfathering date for TRUPS (May 19, 2010) will continue to qualify as tier 1 capital, up to a limit of 25% of tier 1 capital, until the TRUPs mature or are redeemed. See the subsequent discussion of grandfathered TRUPs in section D of this item under "The Dodd-Frank Act."
The following is a summary of the regulatory capital definitions applicable to community banks, based on the July 2013 final new bank capital rules:

# 7

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
Tier 2 Capital: Equals the sum of subordinated debt and preferred stock, total capital minority interests not included in Tier 1, and allowance for loan and lease losses (not exceeding 1.25 percent of risk-weighted assets) minus applicable regulatory adjustments and deductions.

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

These new minimum risk-based capita ratios, especially CETI (4.5%) and Tier 1 (6.0%), that will apply to our organization on January 1, 2015, represent a heightened and more restrictive capital regime than banks like ours have previously had to deal with and the addition of the new regulatory capital buffer over the ensuing four years will add to the stress on profitability.
Under the new bank capital standards, the remaining capital standard--the so-called leverage ratio--remains essentially unchanged (see discussion in the ensuing section on "Current Bank Regulatory Capital Standards."
We estimate that if the new capital rules, which are being phased-in from 2015 to 2019, had been effective on December 31, 2013, our holding company and each of our banks would have met each of the proposed minimums under the new rules, including the capital conservation buffer.

Current Bank Regulatory Capital Standards (to be phased out, beginning in 2015): Arrow is currently subject to various capital standards promulgated by the Fed and used in the examination and supervision of bank holding companies. The Fed's current regulatory standards consist of risk-based capital guidelines and a leverage ratio. Beginning in 2015, these capital standards will be replaced by the new bank capital standards discussed in the preceding section.
The FRB's current risk-based capital guidelines assign risk weightings to all assets and certain off-balance sheet items and establish an 8% minimum ratio of qualified total capital to the aggregate dollar amount of risk-weighted assets (which is almost always less than the dollar amount of such assets without risk weighting). Under the risk-based guidelines, at least half of total capital (i.e., 4% of total risk-weighted assets) must consist of "Tier 1" capital, which comprises common equity, retained earnings and a limited amount of permanent preferred stock, less goodwill. Under the FRB's current guidelines, TRUPs may also qualify as Tier 1 capital, in an amount not to exceed 25% of Tier 1 capital. The currently applicable capital guidelines limit restricted core capital elements to a percentage of the sum of core capital elements, net of goodwill less any associated deferred tax liability. We issued trust preferred securities in 2003 and 2004 to serve as part of our core capital. Up to half of total capital may consist of so-called "Tier 2" capital, comprising a limited amount of subordinated debt, preferred stock not qualifying as Tier 1 capital, certain other instruments and a limited amount of the allowance for loan losses.
The FRB's other important current guideline for measuring a bank holding company's capital is the leverage ratio standard, which establishes minimum limits on the ratio of a bank holding company's "Tier 1" capital to total tangible assets (not risk-weighted). For top-rated holding companies, the current minimum leverage ratio is 3%, but lower-rated companies may be required to meet substantially greater minimum ratios. This standard will remain essentially unchanged under the new bank regulatory capital standards, which become effective January 1, 2015.
Our subsidiary banks are also currently subject to capital requirements similar to the capital requirements applicable at the holding company level described above. Our banks' capital requirements have been promulgated by their primary federal regulator, the OCC. As is true at the holding company level, the current capital guidelines at the bank level will be replaced by new capital standards for banks, beginning in 2015, which are generally stronger than the current standards.
Under applicable law, federal banking regulators are required to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.  The regulators have established five capital classifications for banking institutions, the highest being "well-capitalized."  Our holding company and both of our subsidiary banks currently qualify as "well-capitalized."  Under current bank regulations, a banking institution is considered "well-capitalized" if it has a total risk-adjusted capital ratio of 10% or greater, a Tier 1 risk-adjusted capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any regulatory order or written directive regarding capital maintenance.  The year-end 2013 capital ratios of our holding

# 8

company and our banks are set forth in Part II, Item 7.E. "Capital Resources and Dividends" and in Note 19 "Regulatory Matters" to the consolidated financial statements under Part II, Item 8 of this Report.

Dividend Restrictions; Other Regulatory Sanctions

A holding company's ability to pay dividends or repurchase its outstanding stock, as well as its ability to expand its business through acquisitions of additional banking organizations or permitted non-bank companies, may be restricted if its capital falls below these minimum capitalization ratios or fails to meet other informal capital guidelines that the regulators may apply from time-to-time to specific banking organizations.  In addition to these potential regulatory limitations on payment of dividends, our holding company's ability to pay dividends to our shareholders, and our subsidiary banks' ability to pay dividends to our holding company are also subject to various restrictions under applicable corporate laws, including banking laws (affecting our subsidiary banks) and the New York Business Corporation Law (affecting our holding company). The ability of our holding company and banks to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies, capital guidelines (including the new, more stringent bank capital guidelines to be phased in beginning in 2015) and applicable law.
In cases where banking regulators have significant concerns regarding the financial condition, assets or operations of a bank or bank holding company, the regulators may take enforcement action or impose enforcement orders, formal or informal, against the organization.  If the ratio of tangible equity to total assets of a bank falls to 2% or below, the bank will likely be closed and placed in receivership, with the FDIC as receiver.
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
Privacy and Confidentiality Laws
Arrow and its subsidiaries are subject to a variety of laws that regulate customer privacy and confidentiality. The Gramm-Leach-Bliley Act requires financial institutions to adopt privacy policies, to restrict the sharing of nonpublic customer information with nonaffiliated parties upon the request of the customer, and to implement data security measures to protect customer information. The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of 2003 regulates use of credit reports, providing of information to credit reporting agencies and sharing of customer information with affiliates, and sets identity theft prevention standards.

D. RECENT LEGISLATIVE DEVELOPMENTS
The principal federal law enacted since the start of the financial crisis that attempts to deal with the causes of that crisis is the Dodd-Frank Act of 2010. It has significantly affected all financial institutions, including Arrow and our banks. There are other earlier-enacted banking laws that continue to significantly impact our operations. The Dodd-Frank Act and these other statutes are discussed briefly below.

# 9

The Dodd-Frank Act
As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While some of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection ("the Bureau"), which operates as an independent entity within the Federal Reserve System and is authorized to issue rules for consumer protection, some of which have increased, and likely will continue to increase banks' compliance expenses, thereby reducing or restraining profitability. For depository institutions with $10 billion or less in assets (such as Arrow's banks), the banks' traditional regulatory agencies (for our banks, the OCC), and not the Bureau, will have primary examination and enforcement authority over the banks' compliance with new Bureau rules as well as all other consumer protection rules and regulations.  However, the  Bureau has the right to include its examiners on a "sampling" basis in examinations conducted by the traditional regulators and is authorized to give those agencies input and recommendations with respect to consumer protection laws and to require reports and other examination documents. The Bureau has broad authority to curb practices it finds to be unfair, deceptive and abusive. What constitutes "abusive" behavior has been broadly defined and is very likely to create an environment conducive to increased litigation.  This is likely to be exacerbated by the fact that, in addition to the federal authorities charged with enforcing the Bureau's rules, state attorneys general are also authorized to enforce those Federal consumer laws transferred to the Bureau and the rules issued by the Bureau thereunder.
Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies which must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under “Regulatory Capital Standards; New Bank Regulatory Capital Standards” on page 7 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities (TRUPs) by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer be able to qualify as Tier 1 capital, although previously issued TRUPs of such bank holding companies that were outstanding on the Dodd-Frank grandfathering date (May 19, 2010), including $20 million of TRUPs issued by Arrow before that date, will continue to qualify as Tier 1 capital until maturity or earlier redemption, subject to certain limitations. The new bank capital rules, in their final form, preserve this "grandfathered" status of TRUPs previously issued by small- to mid-sized financial institutions like Arrow before the grandfathering date. Generally, however, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital for banks, unless the U.S. Congress passes legislation that specifically accords regulatory capital status to newly-issued TRUPs.
Bank regulators have not finished promulgating all the rules required to be issued by them under Dodd-Frank and many of the new rules will have phase-in periods even after final promulgation. (Many of the rules already issued also will become effective only on a deferred, phase-in basis, including the new capital rules.) The following is a summary of some additional Dodd-Frank provisions that are likely to have a material impact, positive or negative, as the case may be, on us and our customers:

1. Increase of FDIC deposit insurance to $250,000 per customer made permanent by statute.
2. The FDIC insurance assessment on banks is now asset-based, not deposit-based, which actually reduces insurance costs for most small- to mid-sized institutions, like Arrow. Under the new method, our premiums were reduced from $513 thousand of FDIC and FICO assessments for the first quarter of 2011 (the last quarter under the old deposit-based method of assessment), to $267 thousand of expense for the second quarter of 2011 (under the new asset-based method), a decline of 48%.
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

Full implementation of the Dodd-Frank Act will result in many new mandatory and discretionary rulemakings by numerous federal regulatory agencies. This rulemaking will continue for several more years. As a result, bank holding companies are facing thousands of new pages of regulations, not to mention increased litigation risk. Additional required rules still in the formulation process include those related to short-term borrowing disclosures, and disclosures regarding executive compensation. Several of these issues are highly controversial, and the implementing regulations to be forthcoming remain the focus of much discussion and concern.

# 10

Other Federal Laws Affecting Banks

Federal laws enacted in 2008 addressing the financial crisis included The Emergency Economic Stabilization Act of 2008 (EESA) and the American Recovery and Reinvestment Act of 2008 (ARRA) and related governmental programs. These laws established emergency capital and liquidity support programs which enabled many major financial institutions to survive the crisis. Such programs served their purpose and have largely run their course or been superseded by subsequent statutory and regulatory measures, principally Dodd-Frank. We did not participate, or need to participate in any of the emergency capital support programs.
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
The Sarbanes-Oxley Act, signed into law on July 30, 2002, adopted a number of measures having a significant impact on all publicly-traded companies, including Arrow.  Generally, the Act sought to improve the quality of financial reporting of these companies by compelling them to adopt good corporate governance practices and by strengthening the independence of their auditors.  The Act placed substantial additional duties on directors, officers, auditors and attorneys of public companies.  Among other specific measures, the Act required that chief executive officers and chief financial officers certify to the SEC in the holding company's annual and quarterly reports filed with the SEC regarding the accuracy of its financial statements contained therein and the integrity of its internal controls.  Sarbanes-Oxley also accelerated insiders' reporting requirements for transactions in company securities, restricted certain executive officer and director transactions, imposed obligations on corporate audit committees, and provided for enhanced review of company filings by the SEC.  As part of the general effort to improve public company auditing, Sarbanes-Oxley places limits on non-audit services that may be performed by a company's independent auditors and requires that the company's Audit Committee review and approve in advance any non-audit services performed by the independent auditor, as well as its audit services.  The Act created a federal public company accounting oversight board (the PCAOB) to set auditing standards, inspect registered public accounting firms, and exercise enforcement powers, subject to oversight by the SEC.
In the wake of the Sarbanes-Oxley Act, the nation's stock exchanges, including the exchange on which Arrow's stock is listed, the National Association of Securities Dealers, Inc. ("NASDAQ®") promulgated a wide array of new corporate governance standards that must be followed by listed companies.  The NASDAQ® standards include having a Board of Directors the majority of whose members are independent of management, and having audit, compensation and nomination committees of the Board consisting exclusively of independent directors.  Over the years, we have implemented a variety of corporate governance measures and procedures to comply with Sarbanes-Oxley and the NASDAQ® listing requirements.
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

Changes in Deposit Insurance Laws and Regulations

The FDIC, which collects insurance premiums from banks on insured deposits has made several modifications in recent years to its deposit insurance premium structure that have had a significant impact on bank earnings, the most important of which was the FDIC's decision to calibrate premiums based on the total assets (versus total deposits) of insured institutions. This has tended to benefit smaller regional banks such as ours, that typically maintain a higher ratio of deposits to total assets than the large, money-center banks. In 2007, after a several year period in which banks were charged no or very low premiums for deposit insurance, the FDIC resumed charging financial institutions an FDIC deposit insurance premium, under a new risk-based assessment system. Under this system, institutions in Risk Category I (the lowest of four risk categories) paid a rate (based on a formula) of 5 to 7 cents per $100 of assessable deposits.
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
In February of 2011, the FDIC finalized a new assessment system that took effect in the second quarter of 2011.  The final rule changed the assessment base from domestic deposits to average assets minus average tangible equity, adopted a new large-bank pricing assessment scheme, and set a target size for the Deposit Insurance Fund (the successor to the Bank Insurance Fund).  The changes went into effect in the second quarter of 2011.  The rule (as mandated by Dodd-Frank) finalizes a target size for the Deposit Insurance Fund at 2% of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15% (so that the average rate over time should be about 8.5 basis points) and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2% and 2.5%.  Also as mandated by Dodd-Frank, the rule changes the assessment base from adjusted domestic deposits to a bank's average consolidated total assets minus average tangible equity.  The new assessment

# 11

system significantly lowered our FDIC insurance assessments in second quarter of 2011, which decreased by over 48% from the first quarter of 2011. The FDIC has not significantly modified its deposit insurance assessment system since 2011.
We are unable to predict whether or to what extent the FDIC may elect to impose additional special assessments on insured institutions in upcoming years, although it is commonly understood that the FDIC insurance fund may not be adequate if bank failures should once again become a significant problem on a system-wide basis.

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

F. COMPETITION
We face intense competition in all markets we serve.  Traditional competitors are other local commercial banks, savings banks, savings and loan institutions and credit unions, as well as local offices of major regional and money center banks.  Like all banks, we encounter strong competition in mortgage lending from a wide variety of other mortgage originators, all of whom are principally affected in this business by the rate and terms set, and the lending practices established from time-to-time by the very large government sponsored enterprises ("GSEs") engaged in residential mortgage lending, most importantly, “Fannie Mae” and “Freddie Mac.” These GSEs purchase and/or guarantee a very substantial dollar amount and number of mortgage loans, which in 2013 accounted for a large majority of the total amount of mortgage loans extended in the U.S. Additionally, non-banking financial organizations, such as consumer finance companies, insurance companies, securities firms, money market, mutual funds and credit card companies offer substantive equivalents of the various other types of loan and financial products and transactional accounts that we offer, even though these non-banking organizations are not subject to the same regulatory restrictions and capital requirements that apply to us.  Under federal banking laws, such non-banking financial organizations not only may offer products comparable to those offered by commercial banks, but also may establish or acquire their own commercial banks.

# 12

G. EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of the executive officers of Arrow and positions held by each are presented in the following table.  Officers are elected annually by the Board of Directors.

Name	Age	Positions Held and Years from Which Held
Thomas J. Murphy, CPA	55
President and Chief Executive Officer of Arrow since January 1, 2013. He has been a director of Arrow since July 2012. Mr. Murphy served as a Vice President of Arrow from 2009 to 2012, and as Corporate Secretary from 2009 to 2012. Mr. Murphy also has been the President and Chief Executive Officer of GFNB since January 1, 2013. Prior to that date he served as Senior Executive Vice President of Arrow and President of GFNB commencing July 1, 2011. Prior to July 1, 2011, Mr. Murphy served as Senior Trust Officer of GFNB (since 2010) and Cashier of GFNB (since 2009). Murphy previously served as Assistant Corporate Secretary of Arrow (2008-2009), Senior Vice President of GFNB (2008-2011) and Manager of the Personal Trust Department of GFNB (2004-2011). Mr. Murphy started with the Company in 2004.

Terry R. Goodemote, CPA	50
Chief Financial Officer of Arrow since January 1, 2007. He is Executive Vice President of Arrow (since January 1, 2013); prior to that, he was Senior Vice President of Arrow (since 2008). Mr. Goodemote also serves as Chief Financial Officer and Treasurer of GFNB (since January 1, 2007) and as Senior Executive Vice President of GFNB (since July 1, 2011). Before that he was Executive Vice President of GFNB (since 2008). Prior to becoming Chief Financial Officer, Mr. Goodemote served as Senior Vice President and Head of the Accounting Division of GFNB. Mr. Goodemote started with the Company in 1992.

David S. DeMarco	52
Senior Vice President of Arrow since May 1, 2009. Mr. DeMarco has been the President and Chief Executive Officer of SNB since January 1, 2013. Prior to that date, Mr. DeMarco served as Executive Vice President and Head of the Branch, Corporate Development, Financial Services & Marketing Division of GFNB since January 1, 2003. Mr. DeMarco started with the Company in 1987.

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

# 13

Item 1A. Risk Factors
Our financial results and the market price of our stock in future periods are subject to risks arising from many factors, including the risks listed below, as well as other risks and uncertainties not currently known to us or that we have currently determined to be immaterial may also materially and adversely affect our business. Any of these risks could materially and adversely affect our business, financial condition or results of operations. (Please note that the discussions below regarding potential impact on Arrow of certain of these factors that may develop in the future are not meant to provide predictions by Arrow's management that such factors will develop, but to acknowledge the possible impact that could occur if the factors do develop.)
Difficult market conditions continue to adversely affect the U.S. commercial banking industry and its core business of making and servicing loans and could adversely affect our ability to originate loans. Many existing or potential loan customers of commercial banks, especially individuals and small businesses, continue to experience financial and budgetary pressures that both challenge their ability to service their existing indebtedness and sharply restrict their ability or willingness to incur additional indebtedness. The demand for loans, even among creditworthy customers, continues to be soft in the aftermath of the 2008-2010 financial crisis, despite the historically low prevailing rates of interest for all types of credit. To date, there is little expectation that the U.S. consumer or commercial banking industry is likely to experience strong asset or profit growth in the near future, even as the U.S economy is beginning to show some signs of strengthening. Consumers and small businesses are still struggling under heavy debt loads, which is likely to weigh against any surge in growth or profitability in the banking sector generally in upcoming periods. This cautionary scenario confronts us as it confronts all commercial banks, large and small, and could adversely affect our ability to originate loans.
U.S. bank loan portfolios, although generally improving in quality, continue to experience signs of weakness or stress, particularly in the consumer loan sector, which could deteriorate quickly if the U.S. economy experiences even a modest downturn and which could have an adverse impact on our financial condition. Home prices in all regions of the U.S., including our market area in northeastern New York, have stabilized or even strengthened somewhat in recent periods. Delinquency and charge-off rates in bank loan portfolios have also begun to improve. However, many banks continue to have substantial exposure in their loan portfolios to borrowers, particularly individual and small business borrowers, that if confronted by an economic downturn of any consequence, perhaps one that results in their loss of a job or the failure of a business, may quickly fall in arrears on their borrowings. We, like most banks, believe that the quality of our loan portfolio is strong and our allowance entirely adequate to cover all embedded risk, but any downturn of consequence in the economy, nationwide or in our region, would likely rekindle the stress in loan portfolios that many banks have been living with in recent years, potentially damaging our financial condition and results.
The recent strong performance in U.S. equity markets has not been matched by comparable strengthening in the U.S. economy generally, or in the core business of the U.S. commercial banking sector and a weak U.S. economy could adversely impact our financial results. The U.S. financial sector, particularly that portion that is focused on the equity markets (i.e., “Wall Street”), has largely recovered from the 2008-2010 financial crisis, with a notably strong performance during calendar year 2013, in which equity markets recorded substantial gains, by some measures exceeding 30%, propelling them beyond pre-crisis levels. At the same time, the wider U.S. economy, especially the business sector that underlies the day-to-day health of U.S. commercial banks (“Main Street”), has experienced a much more sluggish recovery, that in many areas has not returned market participants, including companies, workers and municipalities, to levels of financial health they enjoyed before the crisis. Commercial banks like ours are much more tied, in terms of growth and profits, to the Main Street Sector rather than the Wall Street Sector. Accordingly, our financial results and condition may be adversely impacted by weak economic conditions.
Any future economic or financial downturn, including any significant correction in the recent “hot” equity markets, may negatively affect the volume of income attributable to, and demand for, fee-based services of banks such as ours which could negatively impact our financial condition and results of operation. Revenues from our trust and wealth management business are dependent on the level of assets under management. Any significant downturn in the equity markets may lead our trust and wealth management customers to liquidate their investments, or may diminish account values for those customers who elect to retain their portfolios with us, in either case reducing our assets under management and thereby decreasing our revenues from this important sector of our business.
We may be adversely affected by new and enhanced government regulation of banks, especially the new rules promulgated under Dodd-Frank. Even before the recent financial crisis and the resulting new banking laws and regulations, including Dodd-Frank, we were subject to extensive Federal and state banking regulations and supervision. Banking laws and regulations are intended primarily to protect bank depositors’ funds (and indirectly the Federal deposit insurance funds) as well as bank retail customers, who may lack the sophistication to understand or appreciate bank products and services. These laws and regulations generally are not, however, aimed at protecting or enhancing the returns on investment enjoyed by bank shareholders.
This depositor/customer orientation is particularly true of the recently adopted set of banking laws and regulations, under the Dodd-Frank Act, which were passed in the aftermath of the 2008-2010 financial crisis and in large part were intended to better protect bank customers (and to some degree, banks) against the wide variety of lending products and aggressive lending practices that pre-dated the crisis and are seen as contributing to its severity. Although not all banks offered such products or engaged in such practices, all banks are affected by the new laws and regulations to some degree.
Dodd-Frank restricts our lending practices, requires us to expend substantial resources to safeguard customers and otherwise comply with the new rules, and subjects us to significantly higher minimum capital requirements in future periods, which may serve

# 14

as a drag on our earnings, growth and ultimately on our dividends and stock price (the new capital standards are separately addressed in the following risk factor). Failure to meet these new minimum capital requirements or comply with these rules could result in the imposition of limitations on our operations that would adversely impact our profitability and could, if capital levels dropped significantly, result in our being required to cease or scale back our operations or raise capital at inopportune times or unsatisfactory prices.
At this time, it is difficult to predict the extent to which Dodd-Frank and the resulting new regulations and rules may adversely impact our business or financial results. It is reasonably certain, however, that Dodd-Frank will increase our costs, require us to modify certain strategies and business operations, and require us to revise our capital and liquidity structures which, individually or collectively, may very well have a material adverse impact on our financial condition.
New capital and liquidity standards adopted by the U.S. banking regulators will result in banks and bank holding companies needing to maintain more and higher quality capital and greater liquidity than has historically been the case. New and evolving capital standards, particularly those adopted as a result of Dodd-Frank, will have a significant effect on banks and bank holding companies, including Arrow. These new standards, when implemented and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The need to maintain more and higher quality capital, as well as greater liquidity, and generally increased regulatory scrutiny with respect to capital levels, could limit our business activities, including lending, and our ability to expand. It could also result in our being required to take steps to increase our regulatory capital that may be dilutive to shareholders or limit our ability to pay dividends or otherwise return capital to shareholders.
If economic conditions, already weak, should worsen and the U.S. experiences a recession or prolonged economic stagnation, our allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, we maintain an allowance for loan losses to provide for probable loan losses at the balance sheet date. Our allowance for loan losses is based on our historical loss experience as well as an evaluation of the risks associated with our loan portfolio, including the size and composition of the portfolio, current economic conditions and geographic concentrations within the portfolio and other factors. If the economy in our geographic market area, the northeastern region of New York State, or in the U.S. generally, should deteriorate to the point that recessionary conditions return, or if the regional or national economy experiences a protracted period of stagnation, the quality of our loan portfolio may weaken significantly. If so, our allowance for loan losses may not be adequate to cover actual loan losses, and future enhanced provisions for loan losses could materially and adversely affect financial results. Moreover, weak or worsening economic conditions often lead to difficulties in other areas of our business, including growth of our business generally, thereby compounding the negative effects on earnings.
The current interest rate environment is not particularly favorable for commercial banks generally or their core businesses, nor are any prospective changes in prevailing interest rates, in the near- or middle-term, likely to significantly improve commercial banks’ prospects or financial performance, and may actually have a negative impact on our prospects and performance. Prevailing market interest rates, and changes in those rates, have a direct and material impact on the financial performance and condition of commercial banks. A bank’s net interest income is usually the most important part of its income, and prevailing rates for bank assets and bank liabilities generally determine the net interest income.
Currently, market interest rates in the U.S., across all maturities and for all types of loans, are at historic lows, and have been for several years. This is a direct consequence of the 2008-2010 financial crisis and the policies adopted by the U.S. federal government (the Fed) and central bank, as well as other governments and central banks, to counteract and limit the crisis by driving interest rates to the lowest levels sustainable within the financial system and keeping them there for an extended and indeterminate period of time. The resulting low rate environment, sometimes referred to as “financial repression,” has placed lending institutions such as commercial banks in a difficult position. Almost all commercial banks are at the point of maximum margin stress and this margin stress will not likely abate unless and until central bank policies underlying financial repression abate.
Any substantial increase in market rates would normally be expected to adversely impact the commercial banking sector, at least in the early stages of such a development. Bank liabilities (deposits) typically reprice much more quickly than bank assets (especially long-term fixed rate loans such as residential mortgage loans). Most banks have positioned themselves to avoid or mitigate the risk of rising rates, and would expect to eventually profit from a return to a more normal rate environment. The real risk to the banking sector from an increase in prevailing rates is the damage that such a rise might exact on the U.S. economy generally, and on the demand for loans as consumers and businesses see their financial conditions deteriorate. It is this consequential damage to the economy at large that has led the Fed and other central banks to continue with their efforts to ensure a long-term, low-rate environment through financial repression, and that presents commercial banks with the conundrum of a bad rate situation that might not improve, even if rates rise, unless any such rate increase takes place in tiny increments over a very long period of time. Accordingly, these government policies can affect the activities and results of operations of banks and bank holding companies such as Arrow. We cannot predict the nature or timing of future changes in monetary and other policies or the effect that they may have on our operations or financial condition.
We operate in a highly competitive industry and market areas that could negatively affect our growth and profitability. Competition for commercial banking and other financial services is strong in our market areas. In one or more aspects of its business, our subsidiaries compete with other commercial banks, savings and loan associations, credit unions, finance companies, Internet-based financial services companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided

# 15

by banks, such as automatic transfer and automatic payment systems. In addition, many of our competitors are not subject to the same extensive Federal regulations that govern bank holding companies and Federally insured banks. Failure to offer competitive services in our market areas could significantly weaken our market position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.
The Company relies on the operations of our banking subsidiaries to provide liquidity which, if limited, could impact our ability to pay dividends to our shareholders or to repurchase our common stock. We are a bank holding company, a separate legal entity from our subsidiaries. Our bank holding company does not have significant operations of its own. The ability of our subsidiaries, including our bank and insurance subsidiaries, to pay dividends is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiaries and other factors, that our subsidiaries would be restricted in their ability to pay dividends to the holding company, including by a bank regulator asserting that the payment of dividends or other payments may result in an unsafe or unsound practice. In addition, under Dodd-Frank, we will be subjected to consolidated capital requirements. If our subsidiaries are unable to pay dividends to our holding company or if our banking subsidiaries are required to retain capital, we may not be able to pay dividends on our common stock or repurchase shares of our common stock.
If economic conditions worsen and the U.S. financial markets should suffer another downturn, we may experience limited access to credit markets. As discussed under Part I, Item 7.D. “Liquidity,” we maintain borrowing relationships with various third parties that enable us to obtain from them, on relatively short notice, overnight and longer-term funds sufficient to enable us to fulfill our obligations to customers, including deposit withdrawals. If and to the extent these third parties may themselves have difficulty in accessing their own credit markets, we may, in turn, experience a decrease in our capacity to borrow funds from them or other third parties traditionally relied upon by banks for liquidity.
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
Changes in accounting standards may materially and negatively impact our financial statements. From time-to-time, the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial statements. Specifically, changes in the fair value of our financial assets could have a significant negative impact on our asset portfolios and indirectly on our capital levels.
Our business could suffer if we lose key personnel unexpectedly. Our success depends, in large part, on our ability to retain our key personnel for the duration of their expected terms of service. However, back-up plans are also important, in the event key personnel are unexpectedly rendered incapable of performing or depart or resign from their positions. While our Board of Directors regularly reviews emergency staffing plans, any sudden unexpected change at the senior management level may adversely affect our business.
We rely on other companies to provide key components of our business infrastructure. Third-party vendors provide key components of our business infrastructure such as Internet connections, network access and mutual fund distribution. These parties are beyond our control, and any problems caused or experienced by these third parties, including their not being able to continue to provide their services to us or performing such services poorly, could adversely affect our ability to deliver products and services to our customers and conduct our business.
The soundness of other financial institutions could adversely affect us. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. We have exposure to many different counterparties in the normal course of business, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, other commercial banks, investment banks, mutual and hedge funds, and other financial institutions. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other financial institutions on whom we rely or with whom we interact. Some of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.
We face continuing and growing security risks to our own information base and to information on our customers and this operational risk could have a negative effect on our business operations and financial condition. We have implemented systems of internal controls and procedures and corporate governance policies and procedures intended to protect our business

# 16

operations. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. No matter how well designed or implemented our controls are, we cannot provide an absolute guarantee to protect our business operations from every type of problem in every situation. A failure or circumvention of these controls could have a material adverse effect on our business operations and financial condition.
Also, the computer systems and network infrastructure that we use are always vulnerable to unforeseen disruptions, including theft of confidential customer information (“identity theft”) and interruption of service as a result of fire, natural disasters, explosion, general infrastructure failure or cyber attacks. These disruptions may arise in our internally developed systems, the systems of our third-party service providers or originating from our consumer and business customers who access our systems from their own networks or digital devices to process transactions. Information security risks have increased significantly in recent years because of consumer demand to use the Internet and other electronic delivery channels to conduct financial transactions. This risk is further enhanced due to the increased sophistication and activities of organized crime, hackers, terrorists and other disreputable parties. We regularly assess and test our security systems and disaster preparedness, including back-up systems, but the risks are substantially escalating. As a result, cybersecurity and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks or unauthorized access remain a priority. Accordingly, we may be required to expend additional resources to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. Such costs or losses could exceed the amount of insurance coverage, if any, which would adversely affect our earnings.

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

Item 2. Properties

Our main office is at 250 Glen Street, Glens Falls, New York.  The building is owned by us and serves as the main office for Arrow and Glens Falls National, our principal subsidiary.  The main office of our other banking subsidiary, Saratoga National, is in Saratoga Springs, New York. We own twenty-nine branch banking offices and lease eight others at market rates. We own three offices for our insurance operations and lease six others. Three of our insurance agency offices are located at our branch locations. We also lease office space in a building near our main office in Glens Falls.
In the opinion of management, the physical properties of our holding company and our various subsidiaries are suitable and adequate.  For more information on our properties, see Notes 2, 6 and 18 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

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

# 17

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Arrow Financial Corporation is traded on the Global Select Market of the NASDAQ® Stock Market under the symbol AROW.
The high and low prices listed below represent actual sales transactions, as reported by NASDAQ®.  All stock prices and cash dividends per share have been restated to reflect subsequent stock dividends.  On September 27, 2013, we distributed a 2% stock dividend on our outstanding shares of common stock.

	2013			2012
	Market Price		Cash Dividends Declared	Market Price		Cash Dividends Declared
	Low	High		Low	High
First Quarter	$23.14	$25.07	$0.245	$22.36	$26.10	$0.240
Second Quarter	22.95	24.96	0.245	22.15	23.89	0.240
Third Quarter	24.25	27.21	0.245	22.81	25.18	0.240
Fourth Quarter	24.91	28.00	0.250	22.41	25.00	0.245

The payment of cash dividends by Arrow is determined at the discretion of its Board of Directors and is dependent upon, among other things, our earnings, financial condition and other factors, including applicable legal and regulatory restrictions.  See "Capital Resources and Dividends" in Part II, Item 7.E. of this Report.
There were approximately 7,200 holders of record of Arrow’s common stock at December 31, 2013. Arrow has no other class of stock outstanding.

Equity Compensation Plan Information
The following table sets forth certain information regarding Arrow's equity compensation plans as of December 31, 2013.  These equity compensation plans were our 2013 Long-Term Incentive Plan ("LTIP") and its predecessors, our 2008 LTIP, and our 1998 LTIP; our 2011 Employee Stock Purchase Plan ("ESPP"); and our 2013 Directors' Stock Plan ("DSP").  All of these plans have been approved by Arrow's shareholders.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)(2)	389,392	$22.89	668,749
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	389,392	$22.89	668,749

(1)	All 389,392 shares of common stock listed in column (a) are issuable pursuant to outstanding stock options granted under the LTIP.

(2)
The total of 668,749 shares listed in column (c) includes 459,000 shares of common stock available for future award grants under the LTIP, 47,548 shares of common stock available for future issuance under the DSP and 162,201 shares of common stock available for future issuance under the ESPP.

# 18

STOCK PERFORMANCE GRAPHS

The following two graphs provide a comparison of the total cumulative return (assuming reinvestment of dividends) for the common stock of Arrow as compared to the Russell 2000 Index, the NASDAQ Banks Index and the Zacks $1B-$5B Bank Assets Index.

The first graph presents comparative stock performance for the five-year period from December 31, 2008 to December 31, 2013 and the second graph presents comparative stock performance for the ten-year period from December 31, 2003 to December 31, 2013.

The historical information in the graphs and accompanying tables may not be indicative of future performance of Arrow stock on the various stock indices.

	TOTAL RETURN PERFORMANCE Period Ending
Index	2008	2009	2010	2011	2012	2013
Arrow Financial Corporation	100.00	106.57	125.70	114.99	130.11	146.99
Russell 2000 Index	100.00	127.09	161.17	154.44	179.75	249.53
NASDAQ Banks Index	100.00	83.21	98.95	88.50	105.88	151.53
Zacks $1B - $5B Bank Assets Index	100.00	75.32	88.33	83.39	100.82	140.74

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014.

# 19

	TOTAL RETURN PERFORMANCE Period Ending
Index	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Arrow Financial Corporation	100.00	114.25	99.98	101.15	94.47	115.34	122.91	144.99	132.63	150.06	169.54
Russell 2000 Index	100.00	118.44	123.91	146.77	144.48	95.67	121.58	154.18	147.75	171.96	238.72
NASDAQ Banks Index	100.00	114.52	111.86	125.61	99.40	72.47	60.30	71.71	64.14	76.73	109.82
Zacks $1B - $5B Bank Assets Index	100.00	118.86	116.55	132.87	103.31	94.46	71.14	83.44	78.77	95.23	132.93

Source: Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2014.

The preceding stock performance graphs and tables shall not be deemed incorporated by reference, by virtue of any general statement contained in this Report, into any other SEC filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the company specifically incorporates this information by reference into such filing, and shall not otherwise be deemed filed as part of any such other filing.

Unregistered Sales of Equity Securities

In connection with Arrow's acquisition by merger in August 2011 of W. Joseph McPhillips, Inc. and McPhillips-Northern, Inc., two affiliated insurance agencies specializing in the sale of property and casualty insurance, Arrow issued to the agencies' shareholders at closing and in subsequent post-closing payments, in exchange for all of their shares of the agencies, a total of 94,410 shares, as adjusted for subsequent stock dividends, of Arrow's common stock and $116 thousand in cash. All Arrow shares thus issued to the shareholders were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was available because all of the shareholders of the acquired agencies were New York

# 20

residents and the acquired agencies were both New York corporations having substantially all of their assets and business operations in the State of New York.
In connection with Arrow's acquisition by merger in February 2011 of Upstate Agency, Inc., an insurance agency specializing in the sale of property and casualty insurance, Arrow issued at closing of the transaction and in post-closing payments to date, to the sole shareholder of Upstate, in exchange for all of his shares of the agency, a total of 147,854 shares, as adjusted for subsequent stock dividends, of Arrow's common stock and approximately $2.85 million in cash.  The acquisition agreement also provided for possible post-closing payments of additional shares of Arrow's common stock to the former shareholder of Upstate, contingent upon the financial performance and business results of Upstate as a subsidiary of Glens Falls National over the three-year period following the closing of the acquisition.  The maximum remaining potential value of the Arrow shares issuable under this provision is $91 thousand. The final post-closing stock payment to the former Upstate shareholder was completed in March 2014.  All shares issued to the Upstate shareholder at the original closing and issuable to him in future post-closing payments were and will be issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption for such registration set forth in Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities and Exchange Commission thereunder.  This exemption was and remains available because at closing the sole shareholder of Upstate was a New York resident and Upstate was a New York corporation having substantially all of its assets and business operations in the State of New York.

Issuer Purchases of Equity Securities
The following table presents information about repurchases by Arrow during the three months ended December 31, 2013 of our common stock (our only class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934):

Fourth Quarter 2013 Calendar Month	Total Number of Shares Purchased[1]	Average Price Paid Per Share[1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs[2]
October	2,691	$25.61	—	$3,761,004
November	8,520	26.81	—	3,761,004
December	19,122	26.72	—	3,761,004
Total	30,333	26.65	—

1The total number of shares purchased and the average price paid per share include shares purchased in open market or private transactions under the Arrow Financial Corporation Automatic Dividend Reinvestment Plan (the "DRIP") by the administrator of the DRIP and shares surrendered or deemed surrendered to Arrow by holders of options to acquire Arrow common stock received by them under Arrow's compensatory stock plans in connection with their exercise of such options.  In the months indicated, the listed number of shares purchased included the following numbers of shares purchased through such methods:  October - DRIP purchases (2,691 shares) ; November - DRIP purchases (2,214 shares), stock options (6,306 shares); December - DRIP purchases (18,142 shares), stock options (980 shares).
2Includes only those shares acquired by Arrow pursuant to its publicly-announced stock repurchase programs; does not include shares purchased or subject to purchase under the DRIP or shares surrendered or deemed surrendered to Arrow upon exercise of options granted under any compensatory stock plans.  Our only publicly-announced stock repurchase program in effect for the fourth quarter of 2013 was the program approved by the Board of Directors and announced in November 2012, under which the Board authorized management, in its discretion, to repurchase from time to time during 2013, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock. In November 2013, the Board authorized a similar repurchase program for 2014, also having a $5 million total authorization for stock repurchases.

# 21

Item 6. Selected Financial Data

FIVE YEAR SUMMARY OF SELECTED DATA
Arrow Financial Corporation and Subsidiaries
(Dollars In Thousands, Except Per Share Data)

Consolidated Statements of Income Data:	2013	2012	2011	2010	2009
Interest and Dividend Income	$64,138	$69,379	$76,791	$84,972	$86,857
Interest Expense	7,922	11,957	18,679	23,695	26,492
Net Interest Income	56,216	57,422	58,112	61,277	60,365
Provision for Loan Losses	200	845	845	1,302	1,783
Net Interest Income After Provision for Loan Losses	56,016	56,577	57,267	59,975	58,582
Noninterest Income	27,521	26,234	23,133	17,582	19,235
Net Gains on Securities Transactions	540	865	2,795	1,507	357
Noninterest Expense	(53,203)	(51,836)	(51,548)	(47,418)	(46,592)
Income Before Provision for Income Taxes	30,874	31,840	31,647	31,646	31,582
Provision for Income Taxes	9,079	9,661	9,714	9,754	9,790
Net Income	$21,795	$22,179	$21,933	$21,892	$21,792
Per Common Share: [1]
Basic Earnings	$1.77	$1.81	$1.80	$1.81	$1.81
Diluted Earnings	1.77	1.81	1.79	1.81	1.80
Per Common Share: [1]
Cash Dividends	$0.99	$0.97	$0.94	$0.91	$0.89
Book Value	15.55	14.34	13.60	12.63	11.69
Tangible Book Value [2]	13.43	12.18	11.41	11.20	10.30
Consolidated Year-End Balance Sheet Data:
Total Assets	$2,163,698	$2,022,796	$1,962,684	$1,908,336	$1,841,627
Securities Available-for-Sale	457,606	478,698	556,538	517,364	437,706
Securities Held-to-Maturity	299,261	239,803	150,688	159,938	168,931
Loans	1,266,472	1,172,341	1,131,457	1,145,508	1,112,150
Nonperforming Assets [3]	7,916	9,070	8,128	4,945	4,772
Deposits	1,842,330	1,731,155	1,644,046	1,534,004	1,443,566
Federal Home Loan Bank Advances	73,000	59,000	82,000	130,000	140,000
Other Borrowed Funds	31,777	32,678	46,293	73,214	93,908
Stockholders’ Equity	192,154	175,825	166,385	152,259	140,818
Selected Key Ratios:
Return on Average Assets	1.04%	1.11%	1.13%	1.16%	1.24%
Return on Average Equity	12.11	12.88	13.45	14.56	16.16
Dividend Payout [4]	55.93	53.59	52.51	50.28	49.44

1Share and per share amounts have been adjusted for subsequent stock splits and dividends, including the most recent
September 2013 2% stock dividend.
2Tangible book value excludes goodwill and other intangible assets from total equity.
3Nonperforming assets consist of nonaccrual loans, loans past due 90 or more days but still accruing interest, repossessed assets, restructured loans, other real estate owned and nonaccrual investments.
4Dividend Payout Ratio – cash dividends per share to fully diluted earnings per share.

# 22

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Selected Quarterly Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2013 2% stock dividend

Quarter Ended	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
Net Income	$5,784	$5,623	$5,207	$5,181	$5,549
Transactions Recorded in Net Income (Net of Tax):
Net Gains on Securities Transactions	—	—	8	318	94
Net Gains on Sales of Loans	114	100	301	367	476
Share and Per Share Data:
Period End Shares Outstanding	12,360	12,329	12,284	12,251	12,265
Basic Average Shares Outstanding	12,339	12,308	12,261	12,272	12,254
Diluted Average Shares Outstanding	12,387	12,344	12,279	12,290	12,273
Basic Earnings Per Share	$0.47	$0.46	$0.42	$0.42	$0.45
Diluted Earnings Per Share	0.47	0.46	0.42	0.42	0.45
Cash Dividend Per Share	0.25	0.25	0.25	0.25	0.25
Selected Quarterly Average Balances:
Interest-Bearing Deposits at Banks	$46,853	$14,096	$26,632	$41,145	$40,065
Investment Securities	762,768	744,928	771,018	711,848	745,150
Loans	1,254,957	1,224,840	1,185,041	1,169,870	1,160,226
Deposits	1,904,922	1,800,181	1,801,346	1,773,126	1,781,778
Other Borrowed Funds	62,038	92,073	94,596	64,622	80,357
Shareholders’ Equity	184,506	179,634	178,867	176,874	176,514
Total Assets	2,176,264	2,095,017	2,099,138	2,039,314	2,064,602
Return on Average Assets	1.05%	1.06%	0.99%	1.03%	1.07%
Return on Average Equity	12.44%	12.42%	11.68%	11.88%	12.51%
Return on Tangible Equity [1]	14.50%	14.55%	13.70%	13.97%	14.72%
Average Earning Assets	$2,064,578	$1,983,864	$1,982,691	$1,922,863	$1,945,441
Average Interest-Bearing Liabilities	1,686,993	1,614,873	1,641,300	1,590,401	1,612,959
Interest Income, Tax-Equivalent	17,633	17,032	16,989	17,059	17,787
Interest Expense	1,713	1,747	2,223	2,239	2,503
Net Interest Income, Tax-Equivalent	15,920	15,285	14,766	14,820	15,284
Tax-Equivalent Adjustment	1,174	1,158	1,180	1,063	1,047
Net Interest Margin [1]	3.06%	3.06%	2.99%	3.13%	3.13%
Efficiency Ratio Calculation [1]:
Noninterest Expense	$13,385	$13,133	$13,274	$13,411	$13,117
Less: Intangible Asset Amortization	(108)	(108)	(112)	(124)	(126)
Net Noninterest Expense	$13,277	$13,025	$13,162	$13,287	$12,991
Net Interest Income, Tax-Equivalent [1]	$15,920	$15,285	$14,766	$14,820	$15,284
Noninterest Income	6,877	6,939	7,071	7,174	6,897
Less: Net Securities Gains	—	—	(13)	(527)	(156)
Net Gross Income, Adjusted	$22,797	$22,224	$21,824	$21,467	$22,025
Efficiency Ratio [1]	58.24%	58.61%	60.31%	61.90%	58.98%
Period-End Capital Information:
Total Stockholders’ Equity (i.e. Book Value)	$192,154	$182,683	$177,607	$177,803	$175,825
Book Value per Share	15.55	14.82	14.46	14.51	14.34
Intangible Assets	26,143	26,273	26,387	26,460	26,495
Tangible Book Value per Share [1]	13.43	12.69	12.31	12.35	12.18
Capital Ratios:
Tier 1 Leverage Ratio	9.19%	9.37%	9.19%	9.30%	9.10%
Tier 1 Risk-Based Capital Ratio	14.70%	14.59%	14.82%	15.15%	15.02%
Total Risk-Based Capital Ratio	15.77%	15.69%	15.96%	16.34%	16.26%
Assets Under Trust Administration and Investment Management	$1,174,891	$1,111,085	$1,073,523	$1,094,708	$1,045,972
1 See "Use of Non-GAAP Financial Measures" on page 4.

# 23

Selected Twelve-Month Information Dollars in thousands, except per share amounts Share and per share amounts have been restated for the September 2013 2% stock dividend

	2013	2012	2011
Net Income	$21,795	$22,179	$21,933
Transactions Recorded in Net Income (Net of Tax):
Net Securities Gains	$326	$522	$1,688
Net Gains on Sales of Loans	882	1,378	523
Prepayment Penalty on FHLB Advances	—	—	(989)
Period End Shares Outstanding	12,360	12,265	12,239
Basic Average Shares Outstanding	12,296	12,247	12,209
Diluted Average Shares Outstanding	12,327	12,257	12,221
Basic Earnings Per Share	$1.77	$1.81	$1.80
Diluted Earnings Per Share	1.77	1.81	1.79
Cash Dividends Per Share	0.99	0.97	0.94
Average Assets	$2,102,788	$1,997,721	$1,943,263
Average Equity	179,990	172,175	163,063
Return on Average Assets	1.04%	1.11%	1.13%
Return on Average Equity	12.11	12.88	13.45
Average Earning Assets	$1,988,884	$1,881,279	$1,839,028
Average Interest-Bearing Liabilities	1,633,605	1,558,864	1,535,084
Interest Income, Tax-Equivalent [1]	68,713	73,273	80,385
Interest Expense	7,922	11,957	18,679
Net Interest Income, Tax-Equivalent [1]	60,791	61,316	61,706
Tax-Equivalent Adjustment	4,575	3,894	3,594
Net Interest Margin [1]	3.06%	3.26%	3.36%
Efficiency Ratio Calculation [1]
Noninterest Expense	$53,203	$51,836	$51,548
Less: Intangible Asset Amortization	(452)	(517)	(510)
Prepayment Penalty on FHLB Advances	—	—	(1,638)
Net Noninterest Expense	$52,751	$51,319	$49,400
Net Interest Income, Tax-Equivalent [1]	$60,791	$61,316	$61,706
Noninterest Income	28,061	27,099	25,928
Less: Net Securities Gains	(540)	(865)	(2,795)
Net Gross Income, Adjusted	$88,312	$87,550	$84,839
Efficiency Ratio [1]	59.73%	58.62%	58.23%
Period-End Capital Information:
Tier 1 Leverage Ratio	9.24%	9.28%	8.96%
Total Stockholders’ Equity (i.e. Book Value)	$192,154	$175,825	$166,385
Book Value per Share	15.55	14.34	13.59
Intangible Assets	26,143	26,495	26,752
Tangible Book Value per Share [1]	13.43	12.18	11.41
Asset Quality Information:
Net Loans Charged-off as a Percentage of Average Loans	0.09%	0.05%	0.05%
Provision for Loan Losses as a Percentage of Average Loans	0.02%	0.07%	0.08%
Allowance for Loan Losses as a Percentage of Period-End Loans	1.14%	1.30%	1.33%
Allowance for Loan Losses as a Percentage of Nonperforming Loans	185.71%	190.37%	197.10%
Nonperforming Loans as a Percentage of Period-End Loans	0.61%	0.69%	0.67%
Nonperforming Assets as a Percentage of Total Assets	0.37%	0.45%	0.41%

1 See "Use of Non-GAAP Financial Measures" on page 4.

# 24

CRITICAL ACCOUNTING ESTIMATES

Our significant accounting principles, as described in Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements are essential in understanding the MD&A. Many of our significant accounting policies require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. The more judgmental estimates are summarized in the following discussion. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could impact our results of operations.

Allowance for loan losses: The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolio. Our process for determining the allowance for loan losses is discussed in Note 2 - Summary of Significant Accounting Policies and Note 5 - Loans to the Consolidated Financial Statements. We evaluate our allowance at the portfolio segment level and our portfolio segments are commercial, commercial construction, commercial real estate, automobile, residential real estate and other consumer loans. Due to the variability in the drivers of the assumptions used in this process, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and borrowers’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan losses depends on the severity of the change and its relationship to the other assumptions. Key judgments used in determining the allowance for loan losses include credit quality indicators for individual commercial loans and collateral values and estimated cash flows for impaired loans. For pools of loans we consider net loss experience, and as necessary, adjustments to address current events and conditions, considerations regarding economic uncertainty, and overall credit conditions. The process of determining the level of the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Any downward trend in the economy, regional or national, may require us to increase the allowance for loan losses resulting in a negative impact on our results of operations and financial condition.

Pension and retirement plans: Management is required to make various assumptions in valuing its pension and postretirement plan assets, expenses and liabilities. The most significant assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company utilizes an actuarial firm to assist in determining the various rates used to estimate pension obligations and expense, including the evaluation of market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. Changes in these assumptions due to market conditions and governing laws and regulations may result in material changes to the Company’s pension and other postretirement plan assets, expenses and liabilities.

Other than temporary decline in the value of debt and equity securities: Management systematically evaluates individual securities classified as either available-for-sale or held-to-maturity to determine whether a decline in fair value below the amortized cost basis is other than temporary. Management considers historical values and current market conditions as a part of the assessment. The amount of the total other-than-temporary impairment related to the credit loss, if any, is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is generally recognized in other comprehensive income, net of applicable taxes unless the Company intends to sell the security prior to the recovery of the unrealized loss or it is more likely than not that the Company would be forced to sell the security, in which case the entire impairment is recognized in earnings. Any significant economic downturn might result, and historically have on occasion resulted, in an other-than-temporary impairment in securities held in our investment portfolio.

# 25

The following discussion and analysis focuses on and reviews our results of operations for each of the years in the three-year period ended December 31, 2013 and our financial condition as of December 31, 2013 and 2012.  The discussion below should be read in conjunction with the selected quarterly and annual information set forth above and the consolidated financial statements and other financial data presented elsewhere in this Report.  When necessary, prior-year financial information has been reclassified to conform to the current-year presentation.

A. OVERVIEW
Summary of 2013 Financial Results

We reported net income for 2013 of $21.8 million, representing diluted earnings per share ("EPS") of $1.77, a decrease of four cents, or 2.2% from our 2012 EPS. Return on average equity ("ROE") for the 2013 year continued to be strong at 12.11%, although down from the ROE of 12.88% for the 2012 year. Return on average assets ("ROA") for 2013 continued to be strong at 1.04%, although down from ROA of 1.11% for 2012. The decreases in both ROA and ROE were principally due to our shrinking net interest margin, which led to a slight decrease, 0.9%, in our net interest income, despite the fact that our earning assets grew and our asset quality remained strong. Our noninterest income increased in 2013 by $1.28 million, or 3.5%, while our noninterest expense increased by $1.34 million, or 2.6%. The other key factor influencing the change in net income was a $645 thousand decrease in the provision for loan losses.
Total assets were $2.164 billion at December 31, 2013, which represented an increase of $140.9 million, or 7.0%, above the $2.023 billion level at December 31, 2012.
Stockholders' equity was $192.2 million at December 31, 2013, an increase of $16.3 million or 9.3%, from the year earlier level. The components of the change in stockholders' equity since year-end 2012 are presented in the Consolidated Statement of Changes in Stockholders' Equity on page 59, and are discussed in more detail in the last section of this Overview on page 28 entitled, “Increase in Stockholder Equity.”

Regulatory capital: At period-end, we continued to exceed all current regulatory minimum capital requirements at both the holding company and bank levels, by a substantial amount. As of December 31, 2013 both of our banks, as well as our holding company, qualified as "well-capitalized" under federal bank regulatory guidelines. Our regulatory capital levels have consistently remained well in excess of required minimums during recent years, despite the economic downturn, because of our continued profitability and strong asset quality. Even when the new enhanced capital requirements, announced in June 2013, go into effect in 2015, we expect that Arrow and our subsidiary banks will continue to meet all of these enhanced standards. See "Regulatory Capital Standards" on pages 7-9.

Economic recession and loan quality: During the early stages of the economic crisis in late 2008 and early 2009, our market area of Northeastern New York was relatively sheltered from the widespread collapse in real estate values and general surge in unemployment. This may have been due, in part, to the fact that our market area had been less affected by the preceding real estate "bubble" than other areas of the U.S. As the recession became stronger and deeper through late 2009, even Northeastern New York felt the impact of the worsening national economy reflected in a slow-down in regional real estate sales and increasing unemployment rates. From year-end 2009 and through most of 2010, we experienced a modest decline in the credit quality of our loan portfolio, although by standard measures our portfolio continued to be stronger than the average for our peer group of U.S. bank holding companies with $1 billion to $3 billion in total assets. By year-end 2010, however, our loan quality began to stabilize. During 2013, economic activity continued to reflect many positive trends as unemployment declined overall within New York State (NYS), as well as declined in the region that the Company operates. Along with lower unemployment, housing prices remained strong with sales and pending sales up year-over-year. Pending sales were up, closed sales also increased, median sales prices rose and days on the market declined, all indicating improvement in the residential real estate market in NYS. Nonperforming loans were $7.8 million at December 31, 2013, a decrease of $264 thousand from year-end 2012. The ratio of nonperforming loans to period-end loans at December 31, 2013 was .61%, a decrease from .69% at December 31, 2012. By way of comparison, this ratio for our peer group was 1.46% at December 31, 2013, which was a significant improvement for the peer group from its ratio of 3.60% at year-end 2010, but still very high when compared to the group's ratio of 1.09% at December 31, 2007 (i.e., before the financial crisis). Loans charged-off (net of recoveries) against our allowance for loan losses was $1.1 million for 2013. Although our net charge-offs increased from $550 thousand for 2012, our ratio of net charge-offs to average loans was still only .09% for 2013, compared to our peer group ratio of .25% for the year ended December 31, 2013. At December 31, 2013, the allowance for loan losses was $14.4 million, representing 1.14% of total loans, a decrease of 16 basis points from December 31, 2012.
Since the onset of the financial crisis in 2008, we have not experienced significant deterioration in any of our three major loan portfolio segments:

◦
Commercial and Commercial Real Estate Loans: These loans comprise approximately 32% of our loan portfolio. Current unemployment rates in our region have continued to decline over the past few years. Commercial property values have not shown significant deterioration. We update the appraisals on our nonperforming and watched commercial properties as deemed necessary, usually when the loan is downgraded or when we perceive significant market deterioration since our last appraisal.

◦
Residential Real Estate Loans: These loans, including home equity loans, make up approximately 36% of our portfolio. We have not experienced any significant increase in our delinquency and foreclosure rates, primarily due to the fact that we never have originated or participated in underwriting high-risk mortgage loans, such as so called "Alt A", "negative amortization ", "option ARM's" or "negative equity" loans. We originate all of the residential real estate loans held in our portfolio and apply conservative underwriting standards to all of our originations.

# 26

◦
Automobile Loans (Primarily Through Indirect Lending): These loans comprise approximately 31% of our loan portfolio. Throughout the past three years, we did not experience any significant change in our delinquency rate or level of charge-offs on these loans. We experienced approximately half of the growth in our loan portfolio in this category of loans during 2013.

Recent legislative developments:

(i) Dodd-Frank Act: As a result of the 2008-2009 financial crisis, the U.S. Congress passed and the President signed the Dodd-Frank Act on July 21, 2010. While many of the Act's provisions have not had and likely will not have any direct impact on Arrow, other provisions have impacted or likely will impact our business operations and financial results in a significant way. These include the establishment of a new regulatory body known as the Bureau of Consumer Financial Protection. (See the discussion on page 10 under "The Dodd-Frank Act" regarding the likely impact on Arrow of the Bureau of Consumer Financial Protection.) Dodd-Frank also directed the federal banking authorities to issue new capital requirements for banks and holding companies that must be at least as strict as the pre-existing capital requirements for depository institutions and may be much more onerous. See the discussion under "Regulatory Capital Standards" on pages 7-9 of this Report. Dodd-Frank also provided that any new issuances of trust preferred securities ("TRUPs") by bank holding companies having between $500 million and $15 billion in assets (such as Arrow) will no longer qualify as Tier 1 capital. Current outstanding TRUPs of such bank holding companies issued by them on or before the Dodd-Frank grandfathering date (May 19, 2010), including Arrow's $20 million of TRUPs that are currently outstanding, will continue to qualify as Tier 1 capital until maturity or redemption, subject to certain limitations. Regardless, TRUPs, which have been an important financing tool for community banks such as ours, can no longer be counted on as a viable source of new capital. See the discussion on p. 9 under "The Dodd-Frank Act" regarding the various provisions of Dodd-Frank that have had, or are likely to have particular significance to Arrow and its banks in their future operations and financial results.

(ii) Health care reform: In March 2010, comprehensive healthcare reform legislation was passed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Act"). Included among the major provisions of the Health Reform Act is a change in tax treatment of the federal drug subsidy paid with respect to eligible retirees. The statute also contains provisions that may impact the Company's accounting for some of its benefit plans in future periods. The exact extent of the Health Reform Act's impact, if any, upon us cannot be determined until final regulations are promulgated and interpretations of the Health Reform Act become available.

Liquidity and access to credit markets: We did not experience any liquidity problems or special concerns during 2013, nor during the prior two years. The terms of our lines of credit with our correspondent banks, the FHLBNY and the Federal Reserve Bank have not changed (see our general liquidity discussion on page 48). In general, we rely on asset-based liquidity (i.e., funds in overnight investments and cash flow from maturing investments and loans) with liability-based liquidity as a secondary source (our main liability-based sources are overnight borrowing arrangements with our correspondent banks, an arrangement for term credit advances from the FHLBNY, and an additional arrangement for short-term advances at the Federal Reserve Bank discount window). During the recent financial crisis, many financial institutions, small and large, relied extensively on the Fed's discount window to support their liquidity positions, but we had no such need. We regularly perform a liquidity stress test and periodically test our contingent liquidity plan to ensure that we can generate an adequate amount of available funds to meet a wide variety of potential liquidity crises, including a severe crisis.
FDIC Shift From Deposit-Based to Asset-Based Insurance Premiums; Reduction in Premiums: The Dodd-Frank Act changed the basis on which insured banks would be assessed deposit insurance premiums, which has had a beneficial effect on the rates we pay and our overall premiums. Beginning with the second quarter of 2011, the calculation of regular FDIC insurance premiums for insured institutions changed so as to be based thereafter on total assets (with certain adjustments) rather than deposits. This had the effect of imposing FDIC insurance fees not only on deposits but on other sources of funding that banks typically use to support their assets, including short-term borrowings and repurchase agreements. The rate, however, given the significantly larger base on which premiums would be assessed (total assets versus insured deposits), was set at a lower percentage than the rate applicable under the old formula. Because our banks, like most community banks, have a much higher ratio of deposits to total assets than the large banks maintain, the new lower rate even applied to a larger base has resulted in a significant decrease in our FDIC premiums, while even with the lower rates, the premiums paid by larger banks have generally increased.

VISA Transactions - Reversal of the Litigation Reserve: In July 2012, Visa and MasterCard entered into a Memorandum of Understanding ("MOU") with a class of plaintiffs to settle certain additional antitrust claims involving merchant discounts. In December 2013, a federal judge gave final approval to the class settlement agreement in the multi-district interchange litigation against Visa and Mastercard.  The total cash settlement payment is approximately $6.05 billion, of which Visa’s share represents approximately $4.4 billion. Visa has paid the cash portion of this settlement from the litigation escrow account pursuant to Visa’s Retrospective Responsibility Plan, which was developed as part of the restructuring process to address potential liability in certain Visa litigation, including this interchange class action. However, there continues to be restrictions remaining on Visa Class B shares held by the Company. Visa's share of this settlement, like its prior settlements of similar claims, will be paid out of an escrow fund previously established by Visa to cover such liabilities. We, like other Visa member banks, bear some indirect contingent liability for Visa's future liability on such claims to the extent that might exceed the remaining escrow amount. In light of the current state of covered litigation at Visa, which is winding down, as well as the remaining dollar amounts in Visa's escrow fund, we determined in the second quarter 2012 to reverse the entire amount of our 2008 VISA litigation-related accrual, which was $294 thousand pre-tax. This reversal reduced our other operating expenses for the year ending December 31, 2012. We believed then, and continue

# 27

to believe, that the multi-billion dollar balance that Visa maintains in its escrow fund is substantially sufficient to satisfy Visa's remaining direct liability to such claim as well as the contingent liability of the Visa member banks. The Company continues not to recognize any economic value for its remaining shares of Visa Class B common stock.

Increase in Stockholders' Equity: At December 31, 2013, our tangible book value per share (calculated based on stockholders' equity reduced by intangible assets including goodwill and other intangible assets) amounted to $13.43, an increase of $1.25, or 10.3%, from December 31, 2012. Our total stockholders' equity at December 31, 2013 increased 9.3% over the year-earlier level, and our total book value per share increased by 8.4% over the year earlier level. This increase principally reflected the following factors: (i) $21.8 million net income for the period, (ii) $4.1 million of other comprehensive income; offset in part by, (iii) cash dividends of $12.1 million; and (iv) repurchases of our own common stock of $1.7 million. As of December 31, 2013, our closing stock price was $26.56, resulting in a trading multiple of 1.98 to our tangible book value. From a regulatory capital standpoint, the Company and each of its subsidiary banks also continued to remain classified as “well-capitalized” at quarter end. The Board of Directors declared and the Company paid a cash dividend of $.245 per share for each of the first three quarters of 2013, as adjusted for a 2% stock dividend distributed September 27, 2013, a cash dividend of $.25 per share for the fourth quarter of 2013 and has declared a $.25 per share cash dividend for the first quarter of 2014.

B. RESULTS OF OPERATIONS

The following analysis of net interest income, the provision for loan losses, noninterest income, noninterest expense and income taxes, highlights the factors that had the greatest impact on our results of operations for 2013 and the prior two years.

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

CHANGE IN NET INTEREST INCOME
(Dollars In Thousands) (Tax-equivalent Basis)

	Years Ended December 31,			Change From Prior Year
				2012 to 2013		2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
Interest and Dividend Income	$68,713	$73,273	$80,385	$(4,560)	(6.2)%	$(7,112)	(8.8)%
Interest Expense	7,922	11,957	18,679	(4,035)	(33.7)	(6,722)	(36.0)
Net Interest Income	$60,791	$61,316	$61,706	$(525)	(0.9)	$(390)	(0.6)

On a tax-equivalent basis, net interest income was $60.8 million in 2013, a decrease of $525 thousand, or .9%, from $61.3 million in 2012.  This compared to an decrease of $390 thousand, or .6%, from 2011 to 2012.  Factors contributing to the year-to-year changes in net interest income over the three-year period are discussed in the following portions of this Section B.I.

# 28

In the following table, net interest income components are presented on a tax-equivalent basis.  Changes between periods are attributed to movement in either the average daily balances or average rates for both earning assets and interest-bearing liabilities.  Changes attributable to both volume and rate have been allocated proportionately between the categories.

	2013 Compared to 2012 Change in Net Interest Income Due to:			2012 Compared to 2011 Change in Net Interest Income Due to:
Interest and Dividend Income:	Volume	Rate	Total	Volume	Rate	Total
Interest-Bearing Bank Balances	$(21)	$2	$(19)	$6	$4	$10
Investment Securities:
Fully Taxable	(610)	(1,756)	(2,366)	344	(3,479)	(3,135)
Exempt from Federal Taxes	2,968	(1,937)	1,031	233	(141)	92
Loans	2,842	(6,048)	(3,206)	1,093	(5,172)	(4,079)
Total Interest and Dividend Income	5,179	(9,739)	(4,560)	1,676	(8,788)	(7,112)
Interest Expense:
Deposits:
NOW Accounts	323	(1,426)	(1,103)	890	(2,378)	(1,488)
Savings Deposits	142	(405)	(263)	120	(731)	(611)
Time Deposits of $100,000 or More	(351)	(458)	(809)	(305)	(321)	(626)
Other Time Deposits	(513)	(1,255)	(1,768)	(520)	(893)	(1,413)
Total Deposits	(399)	(3,544)	(3,943)	185	(4,323)	(4,138)
Short-Term Borrowings	20	25	45	(39)	(31)	(70)
Long-Term Debt	(141)	4	(137)	(1,628)	(886)	(2,514)
Total Interest Expense	(520)	(3,515)	(4,035)	(1,482)	(5,240)	(6,722)
Net Interest Income	$5,699	$(6,224)	$(525)	$3,158	$(3,548)	$(390)

# 29

The following table reflects the components of our net interest income, setting forth, for years ended December 31, 2013, 2012 and 2011 (i) average balances of assets, liabilities and stockholders' equity, (ii) interest and dividend income earned on earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on earning assets and average rates paid on interest-bearing liabilities, (iv) the net interest spread (average yield less average cost) and (v) the net interest margin (yield) on earning assets.  Interest income and interest rate information is presented on a tax-equivalent basis (see the discussion under "Use of Non-GAAP Financial Measures" on page 4 of this Report).  The yield on securities available-for-sale is based on the amortized cost of the securities.  Nonaccrual loans are included in average loans.

Average Consolidated Balance Sheets and Net Interest Income Analysis
(Tax-equivalent basis using a marginal tax rate of 35%)
(Dollars in Thousands)

Years Ended:	2013			2012			2011
		Interest	Rate		Interest	Rate		Interest	Rate
	Average	Income/	Earned/	Average	Income/	Earned/	Average	Income/	Earned/
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
Interest-Bearing Deposits at Banks	$32,148	$89	0.28%	$39,783	$108	0.27%	$37,440	$98	0.26%
Investment Securities:
Fully Taxable	432,947	6,920	1.60%	465,105	9,286	2.00%	452,264	12,421	2.75%
Exempt from Federal Taxes	314,835	10,105	3.21%	229,105	9,074	3.96%	223,259	8,982	4.02%
Loans	1,208,954	51,599	4.27%	1,147,286	54,805	4.78%	1,126,065	58,884	5.23%
Total Earning Assets	1,988,884	68,713	3.45%	1,881,279	73,273	3.89%	1,839,028	80,385	4.37%
Allowance for Loan Losses	(14,778)			(15,170)			(14,821)
Cash and Due From Banks	30,985			30,936			28,844
Other Assets	97,697			100,676			90,212
Total Assets	$2,102,788			$1,997,721			$1,943,263
Deposits:
NOW Accounts	$798,230	2,461	0.31%	$726,660	3,564	0.49%	$603,965	5,052	0.84%
Savings Deposits	490,558	1,024	0.21%	437,095	1,287	0.29%	409,398	1,898	0.46%
Time Deposits of $100,000 Or More	86,457	1,198	1.39%	107,665	2,007	1.86%	122,897	2,633	2.14%
Other Time Deposits	179,997	1,962	1.09%	212,918	3,730	1.75%	238,865	5,143	2.15%
Total Interest- Bearing Deposits	1,555,242	6,645	0.43%	1,484,338	10,588	0.71%	1,375,125	14,726	1.07%
Short-Term Borrowings	33,404	88	0.26%	24,225	43	0.18%	56,206	92	0.16%
FHLBNY Term Advances and Other Long-Term Debt	44,959	1,189	2.64%	50,301	1,326	2.64%	103,753	3,861	3.72%
Total Interest- Bearing Liabilities	1,633,605	7,922	0.48%	1,558,864	11,957	0.77%	1,535,084	18,679	1.22%
Demand Deposits	264,959			240,872			221,035
Other Liabilities	24,234			25,810			24,081
Total Liabilities	1,922,798			1,825,546			1,780,200
Stockholders’ Equity	179,990			172,175			163,063
Total Liabilities and Stockholders’ Equity	$2,102,788			$1,997,721			$1,943,263
Net Interest Income (Tax-equivalent Basis)		60,791			61,316			61,706
Reversal of Tax Equivalent Adjustment		(4,575)	0.23%		(3,894)	0.21%		(3,594)	0.20%
Net Interest Income		$56,216			$57,422			$58,112
Net Interest Spread			2.97%			3.12%			3.15%
Net Interest Margin			3.06%			3.26%			3.36%

# 30

CHANGES IN NET INTEREST INCOME DUE TO RATE

YIELD ANALYSIS (Tax-equivalent basis)	December 31,
	2013	2012	2011
Yield on Earning Assets	3.45%	3.89%	4.37%
Cost of Interest-Bearing Liabilities	0.48	0.77	1.22
Net Interest Spread	2.97%	3.12%	3.15%
Net Interest Margin	3.06%	3.26%	3.36%

In 2013, we experienced a decrease in net interest income from 2012. Over the last several years, beginning in late 2008 and extending up to the present, our earning assets have tended to reprice downwards at least as fast or faster than our cost of interest bearing liabilities. Following two years of decreases in net interest income in 2005 and 2006 (when prevailing interest rates were generally increasing, and our rates paid on liabilities were increasing faster than our rates earned on assets), we experienced four successive years of increases in net interest income from 2007 through 2010 (although prevailing rates were generally declining during those years).   In each of the four years, we experienced a benefit from an increase in average earning assets and from modest increases in our net interest margins, as our paying liabilities repriced downwards more quickly than our earning assets.  From 2009 to the present, however, our net interest margin has been consistently under pressure and has generally declined, as rates paid by us on liabilities have decreased more slowly than rates earned by us on our assets. From 2011 through 2013, our net interest income leveled off and actually declined slightly, as continuing increases in our average earning assets were not enough to offset the decease in our margins, a result experienced by many banks whose growth rates like ours were modest during this period.
The decrease in net interest income was $525 thousand, or 0.9%, from 2012 to 2013.  Net interest income decreased $390 thousand, or .6%, from 2011 to 2012.  In 2013, an increase in average earning assets, net of a smaller increase in average interest-bearing liabilities (i.e., changes in volume) had a $5.7 million positive impact on net interest income, while changes in rates provided a $6.2 million negative impact on our net interest income for the year, as yields on earning assets decreased more rapidly than rates paid on liabilities.
Generally, the following items have a major impact on changes in net interest income due to rate:  general interest rate changes, changes in the yield curve, the ratio of our rate sensitive assets to rate sensitive liabilities ("interest rate sensitivity gap") during periods of interest rate changes, and changes in the level of nonperforming loans.

Impact of Interest Rate Changes

Changes in Interest Rates in Recent Years. When prevailing rates began to fall at year-end 2007, we saw an immediate impact in the reduced cost of our deposits and these costs continued to fall in the ensuing years, rapidly in 2008 and 2009 and more slowing in the 2010-2013 period. Yields on our earning assets have also fallen since 2008, but at a different pace than our cost of funds. Initially, the drop in our asset yields was not as significant as the decline in our deposit rates, but in subsequent periods (since the beginning of 2009) the decline in yields on our earning assets has generally exceeded the decline in the cost of our deposits. As a result of these trends, our net interest margin generally increased in late 2007 and early 2008, positively impacting our net interest income. But since then we, like almost all banks, have experienced a fairly steady contraction in our net interest margin.

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
As the financial crisis deepened in the 2008-2010 period, long-term rates decreased roughly in parity with the continuing decreases in short-term rates. Both short- and long-term rates approached historically low levels, a goal explicitly sought by the Federal Reserve. From mid-2011 to mid-2013, long-term rate decreases generally exceeded short-term rate decreases and the yield curve flattened somewhat. In the third quarter of 2011 and the second quarter of 2012, the Federal Reserve undertook new measures specifically designed to reduce longer-term rates as compared to short-term rates, in an attempt to stimulate the housing market and the economy generally. Thirty-year mortgage rates fell to levels not seen in many years, if ever. However, even with this intervention, the yield curve significantly steepened in the second half of 2013, following the mere announcement by the Fed of its plan to begin to reduce its quantitative easing program (i.e., market purchases by the Fed of treasury bills and mortgage-backed securities).

Continuing Pressure on Credit Quality. All lending institutions, even those like us who have avoided subprime lending problems and continue to maintain a comparatively strong asset portfolio, have experienced some continuing pressure on credit quality in recent periods. This may continue if the national or regional economies continue to be weak or suffer a new downturn. Any credit or asset quality erosion will negatively impact net interest income, and will reduce or possibly outweigh the benefit we may experience from the combination of low prevailing interest rates generally and a modestly upward-sloping yield curve. Thus, no assurances can be given on our ability to maintain or increase our net interest margin, net interest income or net income generally, in upcoming periods, particularly as residential mortgage related borrowings have diminished across the economy and the redeployment of funds from maturing loans and assets into similarly high yielding asset categories has become progressively more difficult. The

# 31

modest up-tick in loan demand and in the U.S. economy generally experienced during 2013 may prove transitory, in light of continuing economic and financial woes across the rest of the developed world and stubborn fiscal pressures in the U.S.

Recent Pressure on Our Net Interest Margin. From mid-2008 into 2009, our net interest margin held steady at around 3.90%, but the margin began to narrow in the last three quarters of 2009 and throughout 2013 as the downward repricing of paying liabilities slowed while interest earning assets continued to reprice downward at a steady rate.
Currently, our net interest margin continues to be under pressure. During the last five quarters, our margin ranged from 2.99% to 3.13%. Even if new assets do not continue to price downward, our average yield on assets may continue to decline in future periods as our older, higher-rate assets continue to mature and pay off at a faster pace than newer, lower-rate assets. Thus, we may continue to experience additional margin compression in upcoming periods. That is, our average yield on assets in upcoming periods may decline at a faster rate, or if market rates generally increase, increase at a slower rate, than our average cost of deposits. In this light, no assurances can be given that our net interest income will resume the growth it experienced in 2010 and prior years, even if asset growth continues or increases, or that net earnings will continue to grow.

Potential Inflation; Effect on Interest Rates and Margins. Recently, there has been discussion and disagreement about the possible emergence of meaningful inflation across some or all asset classes in the U.S. or other world economies. To the extent that such inflation may occur, it is likely to be the result of persistent efforts by the Federal Reserve and other central banks, including the European Central Bank, to significantly increase the money supply in the U.S. and western world economies, which in the U.S. started at the onset of the crisis in 2008 and continues. The Fed has increased the U.S. money supply by setting and maintaining the Fed funds rate at historically low levels (with consequent downward pressure on all rates), and by purchasing massive amounts of U.S. Treasuries and other debt securities through the Federal Reserve Bank quantitative easing program which is intended in part to have the identical effect of lowering and reinforcing already low interest rates in addition to directly expanding the supply of credit. When the second round of quantitative easing expired on June 30, 2011, the Fed elected not to continue the program, for a variety of reasons including some concern over inflation. Instead, the Fed announced it would support economic recovery through a new series of interest rate manipulations, dubbed "Operation Twist", under which it would reinvest the proceeds from maturing short-term (and long-term) securities in its substantial U.S. Treasury and mortgage-backed securities portfolios into longer-dated securities, thereby seeking to lower long-term rates (and mortgage rates), as a priority over further reductions in short-term rates. However, in the ensuing period, the underlying inflation rate in the U.S., exclusive of the historically volatile categories of fuel and food purchases, remained quite low, and the U.S. economy, though slowly improving, remained sluggish. As a result, in September 2012, the Fed announced that it would resume quantitative easing, by embarking on a program of purchasing up to $40 billion of mortgage-backed securities on a monthly basis in the market until the economy regained suitable momentum (so-called "infinite QE"), while at the same time monitoring inflation in the economy, with a view toward taking appropriate corrective measures if inflation increased beyond acceptable levels. As the U.S. economy continued to demonstrate weakness in the second half of 2012, the Fed increased the level of its fixed monthly purchases of debt securities to $85 billion, approximately half treasury bonds and the rest in mortgage-backed securities. In early 2013, the U.S. economy began to show signs of strengthening and in May 2013, the Fed announced it would begin at some point in the not-too-distant future to reduce its quantitative easing program, by "tapering" its market purchases of debt securities. The reductions began in fall of 2013. In early 2014, the Fed scaled back its monthly targeted purchases to $65 billion a month, still a mix of treasury bonds and mortgage-backed securities. However, inflation in the U.S. continues at a very low level, and although the rate of inflation may begin to rise, for most in the financial world that is, at worst, a medium- or long-term worry, not a near-term concern.
Management does not anticipate a substantial increase in the inflation rate, or in prevailing interest rates, short- or long-term. If modest interest rate increases should occur, there is some expectation that the impact on our margins, as well as on our net interest income and earnings, may be somewhat negative in the short run but possibly positive in the long run.

A discussion of the models we use in projecting the impact on net interest income resulting from possible changes in interest rates vis-à-vis the repricing patterns of our earning assets and interest-bearing liabilities is included later in this report under Item 7.A., "Quantitative and Qualitative Disclosures About Market Risk".

# 32

CHANGES IN NET INTEREST INCOME DUE TO VOLUME
AVERAGE BALANCES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2012 to 2013		2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
Earning Assets	$1,988,884	$1,881,279	$1,839,028	$107,605	5.7%	$42,251	2.3%
Interest-Bearing Liabilities	1,633,605	1,558,864	1,535,084	74,741	4.8	23,780	1.5
Demand Deposits	264,959	240,872	221,035	24,087	10.0	19,837	9.0
Total Assets	2,102,788	1,997,721	1,943,263	105,067	5.3	54,458	2.8
Earning Assets to Total Assets	94.58%	94.17%	94.64%

2013 Compared to 2012:
In general, an increase in average earning assets has a positive impact on net interest income, especially if average earning assets increase more rapidly than average paying liabilities.  For 2013, average earning assets increased $107.6 million or 5.7% over 2012, while average interest-bearing liabilities increased $74.7 million or 4.8%.  Despite the positive impact of a growth in net earning assets, we experienced a $525 thousand decrease in net interest income, due to the negative impact of a 20 basis point decrease in our net interest margin (from 3.26% to 3.06%) between the two years.
The $107.6 million increase in average earning assets from 2012 to 2013 reflected an increase in both the average balance of our securities portfolio and the average balance of total loans from 2012 to 2013.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. Even though we sold a significant portion of our residential real estate loan originations into the secondary market throughout all of 2013, we still experienced an increase in the average balance of that portfolio from 2012 to 2013. The average balance of our automobile loan portfolio increased in 2013 reflecting an increase in demand for new vehicles and our determination to remain competitive on our pricing of these loans with respect to other commercial banks. although we remained at a disadvantage compared to the subsidized, below-market loan rates offered by the financing affiliates of the automobile manufacturers. Our commercial and commercial real estate loan portfolio also experienced growth during 2013. A significant portion of the growth in our earning assets in 2013 was in our lower yielding investment portfolio (versus the higher yields in our loan portfolio). This diminished to a degree the overall positive impact of our growth in total earning assets during the year, which was 5.7% (versus 2.3% in 2012).
The $74.7 million increase in average interest-bearing liabilities was nearly all attributable to an increase in deposits from our existing branch network.

2012 Compared to 2011:
For 2012, average earning assets increased $42.3 million or 2.3% over 2011, while average interest-bearing liabilities increased $23.8 million or 1.5%.  Nevertheless, despite the positive impact of a growth in net earning assets, we experienced a $690 thousand decrease in net interest income, due to the negative impact of a 10 basis point decrease in our net interest margin (from 3.36% to 3.26%) between the two years.
The increase in average earning assets from 2011 to 2012 reflected an increase in the average balance of our securities portfolio and the average balance of total loans from 2011 to 2012.  Within the loan portfolio, our three principal segments are residential real estate loans, automobile loans (primarily through our indirect lending program) and commercial loans. Through all of 2012, we sold a substantial portion of our residential real estate loan originations in the secondary market, leading to a decrease in the average balance of that portfolio. The average balance of our automobile loan portfolio increased over the past year reflecting an increase in demand for new vehicles and our pricing on these loans. Our commercial and commercial real estate loan portfolio also experienced growth over the past year. Overall, a significant portion of the growth in our earning assets in 2012 was in our lower yielding investment portfolio (versus the higher yields in our loan portfolio) diminishing to a degree the financial impact of our growth in total earning assets, which was only 2.3% in 2012 (versus 1.7% in 2011).
The $23.8 million increase in average interest-bearing liabilities reflected the offsetting impact of an $109.2 million increase in interest-bearing deposits and a $85.4 million decrease in our other borrowed funds, primarily FHLB term advances.

Increases in the volume of loans and deposits, as well as yields and costs by type, are discussed later in this Report under Item 7.C. “Financial Condition.”

# 33

II. PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

We consider our accounting policy relating to the allowance for loan losses to be a critical accounting policy, given the uncertainty involved in evaluating the level of the allowance required to cover credit losses inherent in the loan portfolio, and the material effect that such judgments may have on our results of operations.  We recorded a $200 thousand provision for loan losses for 2013, substantially below the $845 thousand for 2012.  The decrease, despite modest growth in the loan portfolio, was attributable to a variety of factors, including the fact that one large commercial charge-off of $753 thousand in the first quarter of 2013 was fully provided for at December 31, 2012, and, to a lesser extent, an improvement in the loan credit quality indicators of the loan portfolio and generally improved economic conditions.
Our method for determining the amount of the loan loss provision is explained in detail in Notes 2 and 5 to the audited financial statements.

SUMMARY OF THE ALLOWANCE AND PROVISION FOR LOAN LOSSES
(Dollars In Thousands) (Loans, Net of Unearned Income)

Years-Ended December 31,	2013	2012	2011	2010	2009
Period-End Loans	$1,266,472	$1,172,341	$1,131,457	$1,145,508	$1,112,150
Average Loans	1,208,954	1,147,286	1,126,065	1,134,718	1,101,759
Period-End Assets	2,163,698	2,022,796	1,962,684	1,908,336	1,841,627
Nonperforming Assets, at Period-End:
Nonaccrual Loans:
Commercial Real Estate	2,048	2,026	1,503	2,237	2,235
Commercial Loans	352	1,787	6	94	309
Residential Real Estate Loans	3,860	2,400	2,582	916	901
Consumer Loans	219	420	437	814	945
Total Nonaccrual Loans	6,479	6,633	4,528	4,061	4,390
Loans Past Due 90 or More Days and
Still Accruing Interest	652	920	1,662	810	270
Restructured	641	483	1,422	16	—
Total Nonperforming Loans	7,772	8,036	7,612	4,887	4,660
Repossessed Assets	63	64	56	58	59
Other Real Estate Owned	81	970	460	—	53
Nonaccrual Investments	—	—	—	—	—
Total Nonperforming Assets	$7,916	$9,070	$8,128	$4,945	$4,772
Allowance for Loan Losses:
Balance at Beginning of Period	$15,298	$15,003	$14,689	$14,014	$13,272
Loans Charged-off:
Commercial Loans	(926)	(90)	(105)	(30)	(88)
Real Estate - Commercial	(11)	(206)	—	—	—
Real Estate - Residential	(15)	(33)	(147)	—	(25)
Consumer Loans	(459)	(453)	(522)	(864)	(1,317)
Total Loans Charged-off	(1,411)	(782)	(774)	(894)	(1,430)
Recoveries of Loans Previously Charged-off:
Commercial Loans	88	23	17	5	14
Real Estate – Commercial	—	—	—	—	—
Real Estate – Residential	—	—	—	—	6
Consumer Loans	259	209	226	262	369
Total Recoveries of Loans Previously Charged-off	347	232	243	267	389
Net Loans Charged-off	(1,064)	(550)	(531)	(627)	(1,041)
Provision for Loan Losses
Charged to Expense	200	845	845	1,302	1,783
Balance at End of Period	$14,434	$15,298	$15,003	$14,689	$14,014
Asset Quality Ratios:
Net Charged-offs to Average Loans	0.09%	0.05%	0.05%	0.06%	0.09%
Provision for Loan Losses to Average Loans	0.02%	0.07%	0.08%	0.11%	0.16%
Allowance for Loan Losses to Period-end Loans	1.14%	1.30%	1.33%	1.28%	1.26%
Allowance for Loan Losses to Nonperforming Loans	185.71%	190.37%	197.10%	300.57%	300.73%
Nonperforming Loans to Period-end Loans	0.61%	0.69%	0.67%	0.43%	0.42%
Nonperforming Assets to Period-end Assets	0.37%	0.45%	0.41%	0.26%	0.26%
# 34

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
(Dollars in Thousands)

	2013	2012	2011	2010	2009
Commercial and Commercial Construction	$2,303	$2,945	$2,529	$2,037	$1,304
Real Estate-Commercial	3,545	3,050	3,136	3,128	4,000
Real Estate-Residential Mortgage	3,026	3,405	3,414	3,163	2,954
Automobile and Other Consumer	4,478	4,840	4,846	5,088	4,901
Unallocated	1,082	1,058	1,078	1,273	855
Total	$14,434	$15,298	$15,003	$14,689	$14,014

The allowance for loan losses declined to $14.4 million at year-end 2013 from $15.3 million at year-end 2012, a decrease of 5.9%. The allowance for loan losses as a percentage of period-end total loans also declined to 1.14% at year-end 2013 from 1.30% at year-end 2012, a decrease of 12.3%.
The single largest factor in the decrease in the allowance and the allowance coverage ratio between year-end 2012 and year-end 2013 was the charge-off in the first quarter of 2013 of one large commercial loan that was fully reserved at December 31, 2012. Excluding this specific loan from both the allowance and total loans at year-end 2012 would have resulted in a coverage ratio at December 31, 2012 of 1.24%.
A second significant factor in the decline in the allowance and allowance coverage between year-end 2012 and year-end 2013 was a general improvement in the overall quality of the portfolio, including a reduction in other criticized and classified commercial loans (special-mention loans, substandard loans and doubtful loans excluding the impaired loan with a specific allowance at December 31, 2012 as discussed above). The ratio of such loans to total commercial loans decreased to 7.0% at December 31, 2013 from 7.4% at December 31, 2012. A third factor in the decline in the allowance and allowance coverage ratio during 2013 was the general improvement in economic conditions in the Company's market area, which, depending upon the particular sector of the portfolio under consideration, reduced or eliminated the increase in the allowance the sector otherwise would have experienced or contributed to the decrease in allowance the sector otherwise would have experienced.
The changes in our allowance by specific portfolio sector during 2013 were as follows. The allowance for loan losses allocated to commercial loans and commercial construction loans declined to $2.3 million at December 31, 2013 from $2.9 million at December 31, 2012 , or by 21.8%, primarily due to the one large commercial loan charge-off discussed above, as well as a reduction of $19.0 million, or 14.1%, in commercial and commercial construction loans outstanding at year-end 2013 from year-end 2012. The allowance for loan losses related to commercial real estate loans increased to $3.5 million at year-end 2013 from $3.1 million at year-end 2012, or by 16%, primarily due to significant loan growth of $42.9 million or 17.5% of commercial real estate loans at year-end 2013 as compared to year-end 2012. The allowance for loan losses allocated to residential real estate loans declined to $3.1 million at year-end 2013 from $3.4 million at year-end 2012 or 11.1% primarily due to improvement in collateral values, partially offset by growth of $24.1 million or 5.5% in this loan portfolio at year-end 2013 from year-end 2012. The allowance for loan losses allocated to automobile and other consumer loans declined to $4.5 million at year-end 2013 from $4.8 million at year-end 2012 or 7.5% primarily due to generally improved economic conditions in the Company’s market area, despite growth of $46.1 or 12.9% in this loan portfolio at year-end 2013 from year-end 2012. The unallocated portion of the allowance for loan losses methodology relates to the overall level of imprecision inherent in the estimation of the appropriate level of the allowance for loan losses and is not considered a significant element of the overall methodology. The unallocated portion of the allowance at December 31, 2013 remained unchanged from December 31, 2012 at $1.1 million.

III. NONINTEREST INCOME
The majority of our noninterest income constitutes fee income from services, principally fees and commissions from fiduciary services, deposit account service charges, insurance commissions, net gains on securities transactions and other recurring fee income.

ANALYSIS OF NONINTEREST INCOME
(Dollars In Thousands)

# 35

	Years Ended December 31,			Change From Prior Year
				2012 to 2013		2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
Income from Fiduciary Activities	$6,735	$6,290	$6,113	$445	7.1%	$177	2.9%
Fees for Other Services to Customers	9,407	8,245	8,034	1,162	14.1	211	2.6
Net Gain on Securities Transactions	540	865	2,795	(325)	(37.6)	(1,930)	(69.1)
Insurance Commissions	8,895	8,247	7,374	648	7.9	873	11.8
Net Gain on Sales of Loans	1,460	2,282	866	(822)	(36.0)	1,416	163.5
Other Operating Income	1,024	1,170	746	(146)	(12.5)	424	56.8
Total Noninterest Income	$28,061	$27,099	$25,928	$962	3.5	$1,171	4.5

2013 Compared to 2012:  Total noninterest income in the just completed year was $28.1 million, an increase of $1.0 million, or 3.5%, from total noninterest income of $27.1 million for 2012. The total for both the 2013 and 2012 periods included net gains on securities transactions and net gains on the sales of loans, both of which decreased between the two periods. Net gains on the sales of securities decreased from $865 thousand to $540 thousand, a net decrease of $325 thousand, and net gains on the sales of loans decreased from $2.3 million to $1.5 million, a decrease of $822 thousand. However, all three of our main categories of noninterest income (income from fiduciary activities, fees for other services to customers and insurance commissions) all increased from 2012 to 2013.
Assets under trust administration and investment management at December 31, 2013 were $1.175 billion, up from the prior year-end balance of $1.046 billion.  Largely as a result of such increase our income from fiduciary services for 2013 increased by $445 thousand, or 7.1%, above the total for 2012. A significant portion of our fiduciary fees is indexed to the dollar amount of assets under administration. Any significant downturn in the U.S. stock markets in future periods would likely have a corresponding negative impact on our income from fiduciary activities.
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $9.4 million for 2013, an increase of $1.2 million, or 14.1%, from 2012. The principal cause of the increase between the two periods was an increase in income from debit card transactions, which increased from $2.6 million for 2012 to $2.9 million for 2013. Effective October 1, 2011 VISA announced reduced debit interchange rates and related modifications to comply with new Debit Regulatory Requirements. This reduced rate structure has had, and will likely continue to have, a negative impact on our fee income. However, debit card usage by our customers continues to grow, which has had (and if such growth persists, will continue to have) a positive impact on our debit card fee income. Thus, the new law's limits on debit transaction interchange fees has not had a material adverse impact on our financial condition or results of operations since the law's enactment. This increase in income from debit card transactions was offset, in part, by a decrease in fee income from service charges on deposit accounts.
Noninterest income from insurance commissions increased by $648 thousand, or 7.9%, between the two periods. We expect that noninterest income from insurance commissions will continue to represent a significant portion of our noninterest income in upcoming periods, both absolutely and as a percentage of our total net income. We may continue in the future to expand our market profile in this line of business, by acquiring additional agencies, if favorable opportunities should arise, but can give no assurances in this regard.
Starting with the third quarter of 2010, we began to sell most of our newly originated residential real estate loans into the secondary market (i.e., to "Freddie Mac"). Such sales generate additional noninterest income in the form of net gains on sales of loans. We are unable to predict at what rate we may continue to sell loan originations in future periods, versus holding such loans in our own portfolio.  Much depends on the volume of originations, the rates attaching thereto and the ready availability of sale thereof into the secondary market.  We generally retain servicing rights for loans originated and sold by us, which generates additional noninterest income in subsequent periods (fees for other services to customers).  Other operating income includes net gains on the sale of other real estate owned as well as other miscellaneous revenues, which tend to fluctuate from year to year.

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
Fees for other services to customers (primarily service charges on deposit accounts, revenues related to the sale of mutual funds to our customers by third party providers, income from debit card transactions, and servicing income on sold loans) were $8.2 million for 2012, an increase of $211 thousand, or 2.6%, from 2011. The principal cause of the increase between the two periods was an increase in income from debit card transactions, which increased from $2.5 million for 2011 to $2.6 million for 2012. Effective October 1, 2011 VISA announced reduced debit interchange rates and related modifications to comply with new Debit

# 36

Regulatory Requirements. This reduced rate structure has had a negative impact on our fee income. However, debit card usage by our customers grew which has had a positive impact on our debit card fee income. Thus, the new law's limits on debit transaction interchange fees has not had a material adverse impact on our financial condition or results of operations since the law's enactment. This increase in income from debit card transactions was offset, in part, by a decrease in fee income from service charges on deposit accounts.

IV. NONINTEREST EXPENSE
Noninterest expense is a means of measuring the delivery cost of services, products and business activities of a company.  The key components of noninterest expense are presented in the following table.

ANALYSIS OF NONINTEREST EXPENSE
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2012 to 2013		2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
Salaries and Employee Benefits	$31,182	$31,703	$30,205	$(521)	(1.6)%	$1,498	5.0%
Occupancy Expense of Premises, Net	4,582	3,970	3,891	612	15.4	79	2.0
Furniture and Equipment Expense	3,703	3,497	3,478	206	5.9	19	0.5
FDIC Regular Assessment	1,080	1,026	1,292	54	5.3	(266)	(20.6)
Amortization of Intangible Assets	452	517	510	(65)	(12.6)	7	1.4
Prepayment Penalty on FHLB Advances	—	—	1,638	—	—	(1,638)	—
Other Operating Expense	12,204	11,123	10,534	1,081	9.7	589	5.6
Total Noninterest Expense	$53,203	$51,836	$51,548	$1,367	2.6	$288	0.6
Efficiency Ratio	59.73%	58.62%	58.23%	1.11%	1.9	0.39%	0.7

2013 compared to 2012:  Noninterest expense for 2013 amounted to $53.2 million, an increase of $1.4 million, or 2.6%, from 2012.  For 2013, our efficiency ratio was 59.73%. This ratio, which is a commonly used non-GAAP financial measure in the banking industry, is a comparative measure of a financial institution's operating efficiency. The efficiency ratio (a ratio where lower is better), as we define it, is the ratio of operating noninterest expense (excluding intangible asset amortization and the FHLB prepayment penalty) to net interest income (on a tax-equivalent basis) plus operating noninterest income (excluding net securities gains or losses). See the discussion of the efficiency ratio on page 4 of this Report under the heading “Use of Non-GAAP Financial Measures.” The efficiency ratio as defined by the Federal Reserve Board and reported for banks in its "Peer Holding Company Performance Reports" excludes net securities gains or losses from the denominator (as does our calculation), but unlike our ratio includes intangible asset amortization in the numerator, and thus tends to result in higher ratios than our definition. Our efficiency ratios in recent periods compared favorably to the ratios of our peer group, even as adjusted to add intangible asset amortization back into the numerator of our ratio (i.e., into our operating noninterest expense). For 2013, our peer group ratio was 70.5%, and our ratio (not adjusted) was 60.2%.
Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, decreased by $521 thousand, or 1.6%, from 2012 to 2013. Salary expense was virtually the same in 2013 as in 2012. Most of the decrease in employee benefits was attributable to a decrease in pension expense between the two periods.
Both building and equipment expenses increased from 2012 to 2013. In both cases, the increase is primarily attributable to an increase in depreciation expense reflecting the significant investments we have made in improving our facilities and information technology infrastructure over the past two years.
Other operating expense increased $1.1 million, or 9.7% from 2012. This was primarily the result of an increase of $1.3 million for off-premise computer services offset, in part, by a $319 thousand decrease in telecommunications expense. These two trends reflect the increasing complexity of electronic services banks now provide apart from our core banking applications and the benefit from competitive pricing as more vendors enter into the marketplace.

2012 compared to 2011:  Noninterest expense for 2012 amounted to $51.8 million, an increase of $288 thousand, or .6%, from 2011.  For 2012, our efficiency ratio was 58.62%. For 2012, our peer group ratio (adjusted to include intangible asset amortization in the numerator) was 70.2%; our ratio (not adjusted) was 59.2%.
Salaries and employee benefits expense, which typically represents from 55-60% of total noninterest expense, increased by $1.5 million, or 5.0%, from 2011 to 2012. Salary expense increased $885 thousand, or 4.3%, from 2011 primarily due to annual salary increases. Pension costs increased $563 thousand, or 40.5% from 2011 to 2012, due primarily to a decrease in the discount rate used to calculate the net periodic benefit cost.
The principal reason noninterest expense remained virtually unchanged from 2011 to 2012, despite the 5.0% increase between the two years in the largest component of this measure (salaries and employee benefits), is because our FDIC assessments dropped by $266 thousand (or 20.5%) between the two years, and the prepayment penalty we recognized in 2011 in connection with our prepayment of FHLB advances during that year ($1.6 million), was not replicated in 2012.
The significant decrease in our FDIC assessment from 2011 to 2012 directly resulted from a change in the way the FDIC calculates deposit insurance premiums payable by banks,which first took effect in the second quarter of 2011. Under the new

# 37

method, the FDIC now calculates premiums based on adjusted assets rather than deposits. This resulted in substantial decreases in our FDIC insurance expense both in 2011 and in 2012. The positive impact of the change in our year-to-year noninterest expense did not, however, extend beyond 2012. In all periods, we continued to pay the lowest possible rate.
Other operating expense increased $589 thousand, or 5.6% from 2011. This was primarily the result of an increase of $295 thousand, or 17.8% for off-premise computer services and $245 thousand, or 28.9% increase in loan fees.
Occupancy and equipment expenses did not significantly change from 2011 to 2012.

V. INCOME TAXES
The following table sets forth our provision for income taxes and effective tax rates for the periods presented.

INCOME TAXES AND EFFECTIVE RATES
(Dollars In Thousands)

	Years Ended December 31,			Change From Prior Year
				2012 to 2013		2011 to 2012
	2013	2012	2011	Amount	%	Amount	%
Provision for Income Taxes	$9,079	$9,661	$9,714	$(582)	(6.0)%	$(53)	(0.5)%
Effective Tax Rate	29.4%	30.3%	30.7%	(0.9)%	(3.0)	(0.4)%	(1.3)

The provisions for federal and state income taxes amounted to $9.1 million for 2013 and $9.7 million for both 2012 and 2011.   The effective income tax rates for 2013, 2012 and 2011 were 29.4%, 30.3% and 30.7%, respectively. The changes reflect an increasing proportion of tax-equivalent income to pre-tax income.

C. FINANCIAL CONDITION

I. INVESTMENT PORTFOLIO
Investment securities are classified as held-to-maturity, trading, or available-for-sale, depending on the purposes for which such securities are acquired and thereafter held.  Securities held-to-maturity are debt securities that we have both the positive intent and ability to hold to maturity; such securities are stated at amortized cost.  Debt and equity securities that are bought and held principally for the purpose of sale in the near term are classified as trading securities and are reported at fair value with unrealized gains and losses included in earnings.  Debt and equity securities not classified as either held-to-maturity or trading securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported net of taxes in accumulated other comprehensive income or loss.  During 2013, 2012 and 2011, we held no trading securities.  Set forth below is certain information about our securities available-for-sale portfolio and securities held-to-maturity portfolio.

Securities Available-for-Sale:
The following table sets forth the carrying value of our securities available-for-sale portfolio at year-end 2013, 2012 and 2011.

SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	December 31,
	2013	2012	2011
U.S. Agency Obligations	$136,475	$122,457	$116,393
State and Municipal Obligations	127,389	84,838	44,999
Mortgage-Backed Securities - Residential	175,778	261,804	392,712
Corporate and Other Debt Securities	16,798	8,451	1,015
Mutual Funds and Equity Securities	1,166	1,148	1,419
Total	$457,606	$478,698	$556,538

In all periods, Mortgage-Backed Securities-Residential consisted solely of mortgage pass-through securities issued or guaranteed by U.S. federal agencies.  Pass-through securities provide to the investor monthly portions of principal and interest pursuant to the contractual obligations of the underlying mortgages. Collateralized Mortgage Obligations ("CMOs"), which are interests in bundles of mortgage-backed securities, the repayments on which have been separated into two or more components (tranches), where each tranche has a separate estimated life and yield.  Our practice has been to purchase only pass-through securities and CMOs that are issued or guaranteed by U.S. federal agencies, and the tranches of CMOs that we purchase generally are those having shorter maturities.  Included in our Corporate and Other Debt Securities for each of the periods are corporate bonds that were highly rated at the time of purchase, although in some cases the securities had been downgraded before the reporting date, but still at investment grade.

# 38

The following table sets forth the maturities of the debt securities in our available-for-sale portfolio as of December 31, 2013.  CMOs and other mortgage-backed securities are included in the table based on their expected average lives.

MATURITIES OF DEBT SECURITIES AVAILABLE-FOR-SALE
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—	136,475	—	—	136,475
State and Municipal Obligations	48,623	76,405	1,681	680	127,389
Mortgage-Backed Securities - Residential	11,181	150,330	14,146	121	175,778
Corporate and Other Debt Securities	—	15,998	—	800	16,798
Total	59,804	379,208	15,827	1,601	456,440

The following table sets forth the tax-equivalent yields of the debt securities in our available-for-sale portfolio at December 31, 2013.

YIELDS ON SECURITIES AVAILABLE-FOR-SALE
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
U.S. Agency Obligations	—%	0.51%	—%	—%	0.51%
State and Municipal Obligations	1.22	1.39	7.10	8.14	1.44
Mortgage-Backed Securities - Residential	4.09	2.53	3.75	4.24	2.73
Corporate and Other Debt Securities	—	0.89	—	3.00	1.01
Total	1.75	1.49	4.12	5.02	1.63

The yields on obligations of states and municipalities exempt from federal taxation were computed on a fully tax-equivalent basis using a marginal tax rate of 35%. The yields on other debt securities shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2013.
At December 31, 2013 and 2012, the weighted average maturity was 2.3 and 2.6 years, respectively, for debt securities in the available-for-sale portfolio.
At December 31, 2013, the net unrealized gains on securities available-for-sale amounted to $3.9 million.  The net unrealized gain or loss on such securities, net of tax, is reflected in accumulated other comprehensive income/loss.  The net unrealized gains on securities available-for-sale was $9.3 million at December 31, 2012.  For both periods, the net unrealized gain was primarily attributable to a decrease in market rates between the date of purchase and the balance sheet date resulting in higher valuations of the portfolio securities.
For further information regarding our portfolio of securities available-for-sale, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

Securities Held-to-Maturity:
The following table sets forth the carrying value of our portfolio of securities held-to-maturity at December 31 of each of the last three years.

SECURITIES HELD-TO-MATURITY
(In Thousands)

	December 31,
	2013	2012	2011
State and Municipal Obligations	$198,206	$183,373	$149,688
Mortgage Backed Securities - Residential	100,055	55,430	—
Corporate and Other Debt Securities	1,000	1,000	1,000
Total	$299,261	$239,803	$150,688

# 39

For a description of the various categories of securities held in the securities held-to-maturity portfolio on the reporting dates, see the paragraph under "SECURITIES AVAILABLE-FOR-SALE" table, above.

For information regarding the fair value of our portfolio of securities held-to-maturity at December 31, 2013, see Note 4 to the Consolidated Financial Statements contained in Part II, Item 8 of this Report.

The following table sets forth the maturities of our portfolio of securities held-to-maturity as of December 31, 2013.

MATURITIES OF DEBT SECURITIES HELD-TO-MATURITY
(In Thousands)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	$43,043	$82,001	$69,832	$3,330	$198,206
Mortgage Backed Securities - Residential	—	41,958	58,097	—	100,055
Corporate and Other Debt Securities	—	—	—	1,000	1,000
Total	$43,043	$123,959	$127,929	$4,330	$299,261

The following table sets forth the tax-equivalent yields of our portfolio of securities held-to-maturity at December 31, 2013.

YIELDS ON SECURITIES HELD-TO-MATURITY
(Fully Tax-Equivalent Basis)

	Within One Year	After 1 But Within 5 Years	After 5 But Within 10 Years	After 10 Years	Total
State and Municipal Obligations	1.90%	3.22%	4.77%	6.19%	3.53%
Mortgage Backed Securities - Residential	—	1.55	2.55	—	2.13
Corporate and Other Debt Securities	—	—	—	7.00	7.00
Total	1.90	2.13	2.60	6.38	2.36

The yields shown in the table above are calculated by dividing annual interest, including accretion of discounts and amortization of premiums, by the amortized cost of the securities at December 31, 2013.  Yields on obligations of states and municipalities exempt from federal taxation (which constituted the entire portfolio) were computed on a fully tax-equivalent basis using a marginal tax rate of 35%.

The weighted-average maturity of the held-to-maturity portfolio was 3.5 and 3.2 years at year-end December 31, 2013 and 2012, respectively.

# 40

II. LOAN PORTFOLIO

The amounts and respective percentages of loans outstanding represented by each principal category on the dates indicated were as follows:

a. Types of Loans
(Dollars In Thousands)

	December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial	$87,893	7	$105,536	9	$99,791	9	$97,621	8	$89,222	8
Commercial Real Estate – Construction	27,815	2	29,149	2	11,083	1	7,090	1	15,336	1
Commercial Real Estate – Other	288,119	23	245,177	21	232,149	21	214,291	19	185,582	17
Consumer – Other	7,649	1	6,684	1	6,318	1	6,482	1	11,981	1
Consumer – Automobile	394,204	31	349,100	30	322,375	28	334,656	29	317,854	29
Residential Real Estate	460,792	36	436,695	37	459,741	40	485,368	42	492,175	44
Total Loans	1,266,472	100	1,172,341	100	1,131,457	100	1,145,508	100	1,112,150	100
Allowance for Loan Losses	(14,434)		(15,298)		(15,003)		(14,689)		(14,014)
Total Loans, Net	$1,252,038		$1,157,043		$1,116,454		$1,130,819		$1,098,136

Maintenance of High Quality in the Loan Portfolio: In late 2010 and through 2011, residential property values continued to weaken in most of the market areas served by us, and this trend continued for most of 2012, although during the last part of 2012 and 2013 the decline appeared to be slowing or even reversing itself, at least in some of our markets. Some analysts currently are speculating that a "bottom" may have been established in the real estate markets nationwide, including in our service areas, both in terms of price and quantity of transactions, but the evidence is still inconclusive.
The weakness in the asset portfolios of many financial institutions remains a serious concern, offset somewhat by the recent firming up in some real estate markets and significant increase in the equity markets experienced in 2013. Regardless, many lending institutions large and small continue to suffer from a lingering weakness in large portions of their existing loan portfolios as well as by limited opportunities for secure and profitable expansion of their portfolios.
For many reasons, including our conservative credit underwriting standards, we largely avoided the negative impact on asset quality that many other banks suffered during the financial crisis. From the start of the crisis through the date of this Report, we have not experienced a significant deterioration in our loan portfolios. In general, we underwrite our residential real estate loans to secondary market standards for prime loans. We have never engaged in subprime mortgage lending as a business line. We never extended or purchased any so-called "Alt-A", "negative amortization", "option ARM", or "negative equity" mortgage loans. On occasion we have made loans to borrowers having a FICO score of 650 or below, where special circumstances justify doing so, or have had extensions of credit outstanding to borrowers who have developed credit problems after origination resulting in deterioration of their FICO scores.
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
However, like all other banks we operate in an environment where identifying opportunities for secure and profitable expansion of our loan portfolio remains challenging, where competition is intense, and where margins are very tight. If the U.S. economy and our regional economy continue to experience only slow and halting growth or no growth, our individual borrowers will presumably continue to proceed cautiously in taking on new or additional debt, as many small businesses are operating on very narrow margins and many families continue to live on very tight budgets. That is, many of our customers, like U.S. borrowers generally, may continue to pursue overall strategies of cautious de-leveraging in upcoming periods. This trend, combined with our conservative underwriting standards, may result in our continuing to experience only modest loan portfolio growth or even no growth. Moreover, if the U.S. economy or our regional economy worsens, which we think unlikely but possible, we may experience elevated charge-offs, higher provisions to our loan loss reserve, and increasing expense related to asset maintenance and supervision.

Residential Real Estate Loans: In recent years, residential real estate and home equity loans have represented the largest single segment of our loan portfolio (comprising approximately 36% of the entire portfolio at December 31, 2013), eclipsing both automobile loans (31% of the portfolio) and our commercial and commercial real estate loans (32%). Our gross originations for residential real estate loans (including refinancings of mortgage loans) were $118.9 million, $109.1 million and $75.0 million for the years 2013, 2012, and 2011, respectively. During each of these years, these origination totals have significantly exceeded the sum of repayments and prepayments of such loans previously in the portfolio, but we have also sold significant portions of these

# 41

originations (typically, more than half) in the secondary market. primarily to Freddie Mac, as rates on conventional real estate mortgages generally continued to fall during this period. Such sales amounted to $48.5 million for 2011, $59.9 million for 2012 and $48.8 million for 2013. If the current low-rate environment for newly originated residential real estate loans persists, we may continue to sell a significant portion of our loan originations and, as a result, may even experience a decrease in our outstanding balances in this segment of our portfolio. Moreover, if our local economy or real estate market suffers further major downturns, the demand for residential real estate loans in our service area may decrease, which also may negatively impact our real estate portfolio and our financial performance.
The Federal Reserve began to wind down its quantitative easing program in early 2014, but the uptick in long-term interest rates, began with the Federal Reserve comments in May 2013 to the effect that the Fed expected to begin winding down this program in the not-too-distant future. This tapering has had the predicted effect of increasing mortgage rates generally in ensuing periods, for all durations and types of mortgage loans, although to the date of this Report the increases in rates have been halting and modest. If in fact this development persists, as is anticipated by some commentators, it may at some point have a significant impact, possibly negative, on the number of home loans, the pricing of such loans, and the pricing of homes themselves in our service area and nationwide, and thus may have a significant impact, possibly negative, on our mortgage lending business and on our financial results generally. While economic conditions have generally improved, leading to the Fed's tapering, management is not able to predict at this point when, or even if, mortgage rates or interest rates generally will experience a meaningful and substantial increase in upcoming periods, or what the overall effect of such an increase would be on our mortgage loan portfolio or our loan portfolio generally, or on our net interest income, net income or financial results, in such periods.

Automobile Loans (primarily through indirect lending): At December 31, 2013, our automobile loans (primarily loans originated through dealerships located primarily in upstate New York) represented nearly a third of loans in our portfolio, and continue to be a significant component of our business.
During portions of 2012, and particularly during 2013, there was a nationwide resurgence in automobile sales, due in the view of many to an aging fleet and a modest resurgence in consumer optimism. Although our automobile loan volume for 2012 was very strong at $194.0 million, originations for 2013 exceeded that level at $218.0 million.
Net charge-offs on automobile loans for 2013 were $175 thousand, or $26 thousand below the net charge-offs for 2012. Our experienced lending staff not only utilizes credit evaluation software tools but also reviews and evaluates each loan individually. We believe our disciplined approach to evaluating risk has contributed to maintaining our strong loan quality in this portfolio. If weakness in auto demand returns, however, our portfolio is likely to experience limited, if any, overall growth, either in real terms or as a percentage of the total portfolio, regardless of whether the auto company affiliates are offering highly-subsidized loans. Although recently somewhat improved, customer demand for vehicle loans is still well below pre-crisis levels and if demand does not continue to improve, neither will our financial performance in this important loan category.

Commercial, Commercial Real Estate and Construction and Land Development Loans: Over the last decade, we have experienced moderate and occasionally strong demand for commercial and commercial real estate loans. These loan balances have generally increased, both in dollar amount and as a percentage of the overall loan portfolio, and this segment of our portfolio was the segment least affected by the 2008-2009 crisis. In 2013, commercial and commercial real estate loan growth was significant as outstanding balances increased by $24.0 million over the December 31, 2012 level. Growth was restrained somewhat by heightened competition for credits in an extremely low rate environment.
Substantially all commercial and commercial real estate loans in our portfolio were extended to businesses or borrowers located in our regional markets. Many of the loans in the commercial portfolio have variable rates tied to prime, FHLBNY rates or U.S. Treasury indices. Although on a national scale the commercial real estate market suffered a major downturn in the 2008-2009 period from which it has not yet fully recovered, we have not experienced any significant weakening in the quality of our commercial loan portfolio in recent years.
It is entirely possible that we may experience a reduction in the demand for commercial and commercial real estate loans and/or a weakening in the quality of our portfolio in upcoming periods. Generally, however, the business sector, at least in our service areas, appeared to be in reasonably good financial condition at period-end.

# 42

The following table indicates the changing mix in our loan portfolio by including the quarterly average balances for our significant loan products for the past five quarters.  The remaining quarter-by-quarter tables present the percentage of total loans represented by each category and the annualized tax-equivalent yield of each category.

LOAN PORTFOLIO
Quarterly Average Loan Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Commercial and Commercial Real Estate	$397,503	$386,973	$379,533	$381,281	$366,761
Residential Real Estate	322,080	316,582	305,222	308,091	314,583
Home Equity	99,722	94,726	91,339	88,926	87,124
Consumer Loans - Automobile	408,273	398,329	380,993	363,120	361,723
Other Consumer Loans[1]	27,379	28,230	27,954	28,452	30,035
Total Loans	$1,254,957	$1,224,840	$1,185,041	$1,169,870	$1,160,226

Percentage of Total Quarterly Average Loans

	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Commercial and Commercial Real Estate	31.7%	31.6%	32.0%	32.6%	31.6%
Residential Real Estate	25.6	25.9	25.7	26.4	27.1
Home Equity	8.0	7.7	7.7	7.6	7.5
Consumer Loans - Automobile	32.5	32.5	32.2	31.0	31.2
Other Consumer Loans[1]	2.2	2.3	2.4	2.4	2.6
Total Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Quarterly Tax-Equivalent Yield on Loans

	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Commercial and Commercial Real Estate	4.65%	4.52%	4.61%	4.74%	4.91%
Residential Real Estate	4.53	4.62	4.75	4.93	5.00
Home Equity	2.94	2.98	3.00	3.03	3.03
Consumer Loans - Automobile	3.54	3.68	3.83	3.97	4.18
Other Consumer Loans[1]	5.72	5.96	5.97	6.16	6.24
Total Loans	4.15	4.18	4.30	4.46	4.60
1 Other Consumer Loans includes certain home improvement loans secured by mortgages.  However, these same loan balances are reported as
   Residential Real Estate in the table of period-end balances on page 41, captioned “Types of Loans.”

As the yield table above indicates, average rates across our portfolio have steadily declined over the last 5 quarters, in direct response to the Fed's maintaining historically low interest rates in its attempt to re-energize the economy, coupled with a general moderation of loan demand on the part of corporate and individual customers.
For the fourth quarter of 2013 the average yield on our loan portfolio declined by 45 basis points from the fourth quarter of 2012, from 4.60% to 4.15%. The decrease was exacerbated by extremely competitive pressures on rates for new commercial and commercial real estate loans as well as automobile loans and the decreasing rate environment generally. The yields on new 30 year fixed-rate residential real estate loans (the choice of most of our mortgage customers) remained very low during the quarter, so we continued to sell many of those originations to the secondary market, specifically, to Freddie Mac.
As average yields on the portfolio were dropping in 2013, our margins were also compressing. The decrease in average yield on our loan portfolio of 45 basis points was 27 basis points greater than the 18 basis point decline in our average cost of deposits from the last quarter of 2012 to the last quarter of 2013. We expect that average loan yields will continue to decline in 2014, and at a faster rate than our average cost of deposits, with the result that margins too may continue to diminish.
In general, the yield (tax-equivalent interest income divided by average loans) on our loan portfolio and other earning assets has historically been impacted by changes in prevailing interest rates, as previously discussed in this Report beginning on page 31 under the heading "Impact of Interest Rate Changes." We expect that such will continue to be the case; that is, that loan yields will continue to rise and fall with changes in prevailing market rates, although the timing and degree of responsiveness will be influenced by a variety of other factors, including the extent of federal government and Federal Reserve participation in the home mortgage market, the makeup of our loan portfolio, the shape of the yield curve, consumer expectations and preferences, and the rate at which the portfolio expands. Additionally, there is a significant amount of cash flow from normal amortization and prepayments in all loan categories, and this cash flow reprices at current rates as new loans are generated at the current yields. Thus, even if prevailing rates remain flat or even increase slightly in upcoming periods, our average rate on our portfolio may continue to decline

# 43

as older credits in our portfolio bearing generally higher rates continue to mature and roll over or are redeployed into lower priced loans.
The following table indicates the respective maturities and interest rate structure of our commercial and commercial real estate construction loans at December 31, 2013.  For purposes of determining relevant maturities, loans are assumed to mature at (but not before) their scheduled repayment dates as required by contractual terms.  Demand loans and overdrafts are included in the “Within 1 Year” maturity category.  Most of the commercial construction loans are made with a commitment for permanent financing, whether extended by us or unrelated third parties.  The maturity distribution below reflects the final maturity of the permanent financing.

b. Maturities and Sensitivities of Loans to Changes in Interest Rates
(In Thousands)

	Within 1 Year	After 1 But Within 5 Years	After 5 Years	Total
Commercial	$27,121	$51,047	$9,725	$87,893
Commercial Real Estate - Construction	9,166	3,027	15,622	27,815
Total	$36,287	$54,074	$25,347	$115,708
Fixed Interest Rates	$1,726	$31,017	$22,153	$54,896
Variable Interest Rates	34,560	23,057	3,194	60,811
Total	$36,286	$54,074	$25,347	$115,707

COMMITMENTS AND LINES OF CREDIT
Stand-by letters of credit represent extensions of credit granted in the normal course of business, which are not reflected in the financial statements at a given date because the commitments are not funded at that time.  As of December 31, 2013, our total contingent liability for standby letters of credit amounted to $3.3 million.  In addition to these instruments, we also have issued lines of credit to customers, including home equity lines of credit, commitments for residential and commercial construction loans and other personal and commercial lines of credit, which also may be unfunded or only partially funded from time-to-time.  Commercial lines, generally issued for a period of one year, are usually extended to provide for the working capital requirements of the borrower. At December 31, 2013, we had outstanding unfunded loan commitments in the aggregate amount of approximately $237.9 million.

c. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans
The amounts of nonaccrual, past due and restructured loans for the past five years are presented in the table on page 34 under the heading "Summary of the Allowance and Provision for Loan Losses".
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due; residential real estate loans when 150 days past due; commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. Under the Uniform Retail Credit Classification and Account Management Policy established by banking regulators, fixed-maturity consumer loans not secured by real estate must generally be charged-off no later than when 120 days past due.  Loans secured with non-real estate collateral in the process of collection are charged-down to the value of the collateral, less cost to sell.  Open-end credits, residential real estate loans and commercial loans are evaluated for charge-off on a loan-by-loan basis when placed on nonaccrual status.  We had no material commitments to lend additional funds on outstanding nonaccrual loans at December 31, 2013.  Loans past due 90 days or more and still accruing interest are those loans which were contractually past due 90 days or more but because of expected repayments, were still accruing interest.
The balance of loans 30-89 days past due totaled $8.3 million at December 31, 2013 and represented 0.65% of loans outstanding at that date, as compared to approximately $8.5 million, or 0.72% of loans at December 31, 2012.  These non-current loans at December 31, 2013 were composed of approximately $4.3 million of consumer loans, principally indirect automobile loans, $1.7 million of residential real estate loans and $2.3 million of commercial and commercial real estate loans.
We evaluate nonaccrual loans over $250 thousand and all troubled debt restructured loans individually for impairment.  All our impaired loans are measured based on either (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the loan's observable market price or (iii) the fair value of the collateral, less cost to sell, if the loan is collateral dependent.  We determine impairment for collateralized loans based on the fair value of the collateral less estimated cost to sell. For other impaired loans, impairment is determined by comparing the recorded value of the loan to the present value of the expected cash flows, discounted at the loan's effective interest rate.  We determine the interest income recognition method for impaired loans on a loan-by-loan basis.  Based upon the borrowers' payment histories and cash flow projections, interest recognition methods include full accrual or cash basis.  Our method for measuring all other loans is described in detail in Notes 2 and 5 to the consolidated financial statements.
The loan note to the consolidated financial statements, i.e., Note 5 (beginning on page 70) contains detailed information on modified loans and impaired loans.

# 44

2. Potential Problem Loans
On at least a quarterly basis, we re-evaluate our internal credit quality rating for commercial loans that are either past due or fully performing but exhibit certain characteristics that could reflect a potential weakness.  Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not past due.
Periodically we review the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.  In our credit monitoring program, we treat loans that are classified as substandard but continue to accrue interest as potential problem loans.  At December 31, 2013, we identified 172 commercial loans totaling $25.4 million as potential problem loans.  At December 31, 2012, we identified 175 commercial loans totaling $24.5 million as potential problem loans.  For these loans, although positive factors such as payment history, value of supporting collateral, and/or personal or government guarantees led us to conclude that accounting for them as non-performing at year-end was not warranted, other factors, specifically, certain risk factors related to the loan or the borrower justified concerns that they may become nonperforming at some point in the future.
The overall level of our performing loans that demonstrate characteristics of potential weakness from time-to-time is for the most part dependent on economic conditions in northeastern New York State, which in turn are generally impacted at least in part by economic conditions in the U.S.  On both the regional and national level, economic conditions are generally improved over the 2009-2010 period, but are much weaker than was the case in 2007 and earlier periods.  If weak or stagnant economic conditions persist, potential problem loans likely will continue at their present levels or increase.

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

Distribution of OREO and Repossessed Assets (In Thousands)	December 31,
	2013	2012	2011	2010	2009
Single Family 1 - 4 Units	$41	$552	$310	$—	$53
Commercial Real Estate	40	418	150	—	—
Other Real Estate Owned, Net	81	970	460	—	53
Repossessed Assets	63	64	56	58	59
Total OREO and Repossessed Assets	$144	$1,034	$516	$58	$112

The following table summarizes changes in the net carrying amount of OREO and the number of properties for each of the periods presented.

Schedule of Changes in OREO (In Thousands)	2013	2012	2011	2010	2009
Balance at Beginning of Year	$970	$460	$—	$53	$581
Properties Acquired Through Foreclosure	392	950	409	—	54
Transfer of Bank Property	—	—	150	—	—
Sales	(1,281)	(440)	(99)	(53)	(582)
Balance at End of Year	$81	$970	$460	$—	$53
Number of Properties, Beginning of Year	7	5	—	1	4
Properties Acquired During the Year	1	7	6	—	1
Properties Sold During the Year	(6)	(5)	(1)	(1)	(4)
Number of Properties, End of Year	2	7	5	—	1

There was no allowance for OREO losses at year-end 2013, 2012 or 2011.

# 45

III. SUMMARY OF LOAN LOSS EXPERIENCE

The information required in this section is presented in the discussion of the "Provision for Loan Losses and Allowance for Loan Losses" in Part II Item 7.B.II. beginning on page 34 of this Report, including:

•	Charge-offs and Recoveries by loan type

•	Factors that led to the amount of the Provision for Loan Losses

•	Allocation of the Allowance for Loan Losses by loan type

The percent of loans in each loan category is presented in the table of loan types in the preceding section on page 41 of this report.

IV. DEPOSITS
The following table sets forth the average balances of and average rates paid on deposits for the periods indicated.

AVERAGE DEPOSIT BALANCES
(Dollars In Thousands)

	Years Ended December 31,
	2013		2012		2011
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
Demand Deposits	$264,959	—%	$240,872	—%	$221,035	—%
NOW Accounts	798,230	0.31	726,660	0.49	603,965	0.84
Savings Deposits	490,558	0.21	437,095	0.29	409,398	0.46
Time Deposits of $100,000 or More	86,457	1.39	107,665	1.86	122,897	2.14
Other Time Deposits	179,997	1.09	212,918	1.75	238,865	2.15
Total Deposits	$1,820,201	0.37	$1,725,210	0.61	$1,596,160	1.07

During 2013 average deposit balances, in total, increased by $95.0 million, or 5.5%, over the average for 2012. Most of this growth occurred in the fourth quarter of 2013. The increase was generated from our pre-existing branch network, although we did open two new branches, one in Queensbury, New York and the other in Clifton Park, New York.
During 2012 average deposit balances, in total, increased by $129.1 million, or 8.1%, over the average for 2011. As in 2013, a significant amount of the 2012 deposit growth occurred in the fourth quarter. The increase was generated from our pre-existing branch network.
During 2011 average deposit balances, in total, increased by $104.6 million, or 7.0%, over the average for 2010.  The increase was generated from our pre-existing branch network.
We did not sell or close any branches during the covered period, 2011-2013. We did not hold any brokered deposits during 2013, 2012 and 2011.

The following table presents the quarterly average balance by deposit type for each of the most recent five quarters.

DEPOSIT PORTFOLIO
Quarterly Average Deposit Balances
(Dollars In Thousands)

	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Demand Deposits	$279,967	$277,381	$254,642	$247,347	$249,176
NOW Accounts	855,106	749,654	796,330	791,669	798,513
Savings Deposits	517,542	509,014	479,480	455,311	444,603
Time Deposits of $100,000 or More	81,804	85,757	87,059	91,322	95,742
Other Time Deposits	170,503	178,375	183,835	187,477	193,744
Total Deposits	$1,904,922	$1,800,181	$1,801,346	$1,773,126	$1,781,778

Fluctuations in balances of our NOW accounts and time deposits of $100,000 or more are largely the result of municipal deposit fluctuations.  Municipal deposits on average represent 26% to 33% of our total deposits.  Municipal deposits are typically placed in NOW accounts and time deposits of short duration.  Many of our municipal deposit relationships are subject to annual renewal, by formal or informal agreements.
We typically experience a shift within the mix of deposit categories during periods of significant interest rate increases or decreases. During periods of falling rates and very low rates, such as the period from mid-2007 through the end of 2013, depositors tend to transfer maturing time deposits to nonmaturity interest-bearing deposit products. This trend continued during 2013. At

# 46

December 31, 2013 time deposits represented 13.4% of total deposits, down from 16.4% at December 31, 2012. This year-end 2013 level for time deposits was below the low point in the last falling interest rate cycle, when, at June 30, 2004, the ratio was 22.5%, and compares to a high ratio of 40.8% at June 30, 2000. We expect this shift from time deposits to nonmaturity deposit products to continue, although perhaps at a slower pace, if deposit rates and interest rates generally remain at their current extraordinarily low levels. Contrarily, if deposit rates begin to climb, we anticipate the movement of time deposits to nonmaturity interest bearing deposits to slow, halt altogether or reverse itself at some point.
In general, there is a seasonal pattern to municipal deposits which dip to a low point during July and August.  Account balances tend to increase throughout the fall and into the winter months from tax deposits and increase again at the end of March from the electronic deposit of NYS Aid payments to school districts.  In addition to these seasonal fluctuations within types of accounts, the overall level of municipal deposit balances fluctuates from year-to-year as some municipalities move their accounts in and out of our banks due to competitive factors.  Often, the balances of municipal deposits at the end of a quarter are not representative of the average balances for that quarter.
For a variety of reasons, including the seasonality of municipal deposits, we typically experience little net growth or a small contraction in average deposit balances in the first quarter of each calendar year, some growth in the second quarter, contraction in the third quarter and substantial growth in the fourth quarter.  Deposit balances followed this general pattern for 2013, enhanced by the addition of new municipal account relationships throughout the year.  We also experienced growth in our non-municipal account balances, primarily in NOW accounts and money market savings accounts.

The total quarterly average balances as a percentage of total deposits are illustrated in the table below.

Percentage of Total Quarterly Average Deposits	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Demand Deposits	14.7%	15.4%	14.2%	13.9%	14.0%
NOW Accounts	44.8	41.6	44.2	44.6	44.8
Savings Deposits	27.2	28.3	26.6	25.7	24.9
Time Deposits of $100,000 or More	4.3	4.8	4.8	5.2	5.4
Other Time Deposits	9.0	9.9	10.2	10.6	10.9
Total Deposits	100.0%	100.0%	100.0%	100.0%	100.0%

Time deposits of $100,000 or more are to a large extent comprised of municipal deposits and are typically obtained on a competitive bid basis. We, like virtually all insured depository institutions, have experienced a steady decrease in the cost of our deposits over each of the past 5 quarters mirroring and continuing the protracted period of falling interest rates extending from mid-2007 through the end of 2013.  Although some maturing time deposits will continue to reprice at lower rates in forthcoming periods, the favorable reduction in the cost of deposits may come to a halt in the mid- or near-term future, since most of our time deposits have already repriced to current rates and the rates on our nonmaturity deposit balances have already been reduced to (or nearly to) the lowest sustainable levels. The total quarterly cost of deposits are illustrated in the table below:

Quarterly Cost of Deposits	Quarters Ended
	Dec 2013	Sep 2013	Jun 2013	Mar 2013	Dec 2012
Demand Deposits	—%	—%	—%	—%	—%
NOW Accounts	0.22	0.22	0.40	0.40	0.43
Savings Deposits	0.18	0.19	0.23	0.24	0.25
Time Deposits of $100,000 or More	1.34	1.37	1.41	1.42	1.54
Other Time Deposits	1.01	1.05	1.10	1.20	1.34
Total Deposits	0.30	0.32	0.42	0.44	0.48

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

We do not use brokered deposits as a regular funding source and there were not any such balances carried during 2013, 2012 or 2011.

# 47

The maturities of time deposits of $100,000 or more at December 31, 2013 are presented below.  (In Thousands)

Maturing in:
Under Three Months	$19,896
Three to Six Months	13,181
Six to Twelve Months	20,923
2015	8,192
2016	4,474
2017	5,994
2018	4,761
2019	1,507
Total	$78,928

V. SHORT-TERM BORROWINGS

	2013	2012	2011
Overnight Advances from the Federal Home Loan Bank of New York, Federal Funds Purchased and Securities Sold Under Agreements to Repurchase:
Balance at December 31	$64,777	$41,678	$68,293
Maximum Month-End Balance	64,777	41,678	93,988
Average Balance During the Year	33,322	24,225	54,750
Average Rate During the Year	0.27%	0.18%	0.17%
Rate at December 31	0.28%	0.25%	0.23%
Other Short-Term Borrowings:
Balance at December 31	$—	$—	$—
Maximum Month-End Balance	—	—	2,211
Average Balance During the Year	—	—	1,456
Average Rate During the Year	—%	—%	—%
Rate at December 31	—%	—%	—%
Average Aggregate Short-Term Borrowing Rate During the Year	0.27%	0.18%	0.16%

D. LIQUIDITY

The objective of effective liquidity management is to ensure that we have the ability to raise cash when we need it at a reasonable cost.  We must be capable of meeting expected and unexpected obligations to our customers at any time.  Given the uncertain nature of customer demands as well as the need to maximize earnings, we must have available reasonably priced sources of funds, both on- and off-balance sheet, that can be accessed quickly in time of need.
Our primary sources of available liquidity are overnight investments in federal funds sold, interest bearing bank balances at the Federal Reserve Bank, and cash flow from investment securities and loans.  Certain investment securities are selected at purchase as available-for-sale based on their marketability and collateral value, as well as their yield and maturity.  Our securities available-for-sale portfolio was $457.6 million at year-end 2013, a decrease of $21.1 million from the year-end 2012 level. Due to the potential for volatility in market values, we are not always able to assume that securities may be sold on short notice at their carrying value, even to provide needed liquidity.
In addition to liquidity from short-term investments, investment securities and loans, we have supplemented available operating liquidity with additional off-balance sheet sources such as federal funds lines of credit and credit lines with the Federal Home Loan Bank of New York ("FHLBNY"). Our federal funds lines of credit are with three correspondent banks totaling $30 million, but we only drew on these lines once during 2013.
To support our borrowing relationship with the FHLBNY, we have pledged collateral, including mortgage-backed securities and residential mortgage loans. Our unused borrowing capacity at the FHLBNY was approximately $214 million at December 31, 2013. In addition we have identified brokered certificates of deposit as an appropriate off-balance sheet source of funding accessible in a relatively short time period. Also, our two bank subsidiaries have each established a borrowing facility with the Federal Reserve Bank of Net York, pledging certain consumer loans as collateral for potential "discount window" advances, which we maintain for contingency liquidity purposes. At December 31, 2013, the amount available under this facility was approximately $302 million, but there were no advances then outstanding.
We measure and monitor our basic liquidity as a ratio of liquid assets to total short-term liabilities, both with and without the availability of borrowing arrangements. Based on the level of overnight funds investments, available liquidity from our investment securities portfolio, cash flows from our loan portfolio, our stable core deposit base and our significant borrowing capacity, we believe that our liquidity is sufficient to meet all funding needs that may arise in connection with any reasonably likely events or occurrences. At December 31, 2013, our basic liquidity ratio was 6.9% of total assets, or $148 million, well above our minimum ratio as defined in policy of 4%, or $87 million of total assets.

# 48

Because of Arrow's favorable credit quality and strong balance sheet, Arrow did not experience any significant liquidity constraints through the date of this report and was never forced to pay premium rates to obtain retail deposits or other funds from any source.

E. CAPITAL RESOURCES AND DIVIDENDS

Important Changes to Regulatory Capital Standards

New Bank Regulatory Capital Standards.

The Dodd-Frank Act directed U.S. bank regulators to promulgate new bank capital standards, which would be at least as strict as the regulatory capital standards in effect at the time Dodd-Frank was enacted in 2010. The new bank regulatory capital standards were adopted in 2013 and will be effective for Arrow and our subsidiary banks beginning in 2015. These new rules are summarized in an earlier section of this Report, "Supervision and Regulation--Regulatory Capital Standards--New Bank Regulatory Capital Standards," pages 7-9.

Current Bank Regulatory Capital Standards

The current bank regulatory capital standards for banks and bank holding companies will gradually be replaced by the new standards recently adopted by the regulators, which will become effective for us beginning on January 1, 2015.
The current regulatory capital standards are discussed above under "Regulation and Supervision--Regulatory Capital Standards--Current Bank Regulatory Capital Standards."
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
The second regulatory capital measure, the leverage ratio test, establishes minimum limits on the ratio of Tier 1 capital to total tangible assets, without risk weighting (i.e. discounting). For top-rated companies, the minimum leverage ratio currently is 4%, but lower-rated or rapidly expanding companies may be required by bank regulators to meet substantially higher minimum leverage ratios. Federal banking law mandates certain actions to be taken by banking regulators for financial institutions that are deemed undercapitalized as measured under regulatory capital guidelines. The law establishes five levels of capitalization for financial institutions ranging from "well-capitalized” (the highest ranking) to "critically undercapitalized" (the lowest ranking). Federal banking law also ties the ability of banking organizations to engage in certain types of non-banking financial activities to such organizations' continuing to qualify as "well-capitalized" under these standards.

Capital Ratios: The table below sets forth the capital ratios of our holding company and subsidiary banks, Glens Falls National and Saratoga National, as of December 31, 2013, as determined under the current bank regulatory capital standards:

Capital Ratios:	Arrow	GFNB	SNB
Tier 1 Leverage Ratio	9.2%	8.8%	9.7%
Tier 1 Risk-Based Capital Ratio	14.7%	14.4%	13.7%
Total Risk-Based Capital Ratio	15.8%	15.4%	14.8%

At December 31, 2013 our holding company and both banks exceeded the minimum current regulatory capital ratios, and qualified as "well-capitalized", the highest category, in the capital classification scheme set by federal bank regulatory agencies.

Stockholders' Equity at Year-end 2013: Stockholders' equity was $192.2 million at December 31, 2013, an increase of $16.3 million, or 9.3%, from the prior year-end.  The most significant positive changes to stockholders' equity included (a) net income of $21.8 million, (b) equity received from our various stock-based compensation plans of $3.2 million, (c) other comprehensive income of $4.1 million, offset, in part by (d) cash dividends of $12.1 million, and (e) purchases of our own common stock of $1.7 million.

Trust Preferred Securities: In each of 2003 and 2004, we issued $10 million of trust preferred securities (TRUPs) in a private placement. Under the Federal Reserve Board's pre-existing rules on regulatory capital, TRUPs typically would qualify as Tier 1 capital for bank holding companies such as ours but only in amounts up to 25% of Tier 1 capital, net of goodwill less any associated deferred tax liability. Under the Dodd-Frank Act, trust preferred securities issued by Arrow on or after the grandfathering date set forth in Dodd-Frank (May 19, 2010) will no longer qualify as Tier 1 capital under bank regulatory capital guidelines; however, our TRUPs outstanding prior to the grandfathering cutoff date set forth in Dodd-Frank (May 19, 2010) may continue to qualify as Tier 1 capital until maturity or redemption, subject to limitations.

# 49

Dividends: The source of funds for the payment of stockholder dividends by our holding company consists primarily of dividends declared and paid to the holding company by our bank subsidiaries.  In addition to indirect regulatory limitations on payments of dividends by our holding company (i.e., the need to maintain adequate regulatory capital), there are statutory limitations applicable to the payment of dividends by our bank subsidiaries to our holding company.  As of December 31, 2013, under this statutory limitation, the maximum amount that could have been paid by the bank subsidiaries to the holding company, without special regulatory approval, was approximately $26.7 million.  The ability of our holding company and our banks to pay dividends in the future is and will continue to be influenced by regulatory policies, capital guidelines and applicable laws.
See Part II, Item 5, "Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a recent history of our cash dividend payments.

Stock Repurchase Program: In November 2012, the Board of Directors approved a $5.0 million stock repurchase program, effective January 1, 2013 (the 2013 program), under which management was authorized, in its discretion, to repurchase from time-to-time during 2013, in the open market or in privately negotiated transactions, up to $5 million of Arrow common stock, to the extent management believed the Company's stock was reasonably priced and such repurchases appeared to be an attractive use of available capital and in the best interests of stockholders. As of December 31, 2013, approximately $1.3 million had been used under the 2013 Program to repurchase shares. In November 2103, the Board of Directors authorized a similar $5.0 million stock repurchase program, effective for calendar year 2014.

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
We have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures. As of December 31, 2013, we had no derivative securities, including interest rate swaps, credit default swaps, or equity puts or calls, in our investment portfolio.

G. CONTRACTUAL OBLIGATIONS (In Thousands)

	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations:
Federal Home Loan Bank Advances [1]	$20,000	$10,000	$10,000	$—	$—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts [2]	20,000	—	—	—	20,000
Operating Lease Obligations [3]	2,733	638	1,023	624	448
Obligations under Retirement Plans [4]	45,337	4,030	6,317	6,318	28,672
Total	$88,070	$14,668	$17,340	$6,942	$49,120

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
3 See Note 18 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Operating Lease Obligations.
4 See Note 13 to the Consolidated Financial Statements in Item 8 of this Report for additional information on our Retirement Benefit Plans.

# 50

H. FOURTH QUARTER RESULTS

We reported net income of $5.8 million for the fourth quarter of 2013, an increase of $235 thousand, or 4.2%, from the fourth quarter of 2012.  Diluted earnings per common share for the fourth quarter of 2013 were $.47, an increase of $.02, or 4.4%, from the $.45 amount for the fourth quarter of 2012.  The net change in earnings between the two quarters was primarily affected by the following: (a) a $636 thousand increase in tax-equivalent net interest income, (b) a $20 thousand decrease in noninterest income (including a $156 thousand decrease in net securities gains), (c) a $175 thousand decrease in the provision for loan losses, (d) a $268 thousand increase in noninterest expense, and (e) a $161 thousand increase in the provision for income taxes.  The principal factors contributing to these quarter-to-quarter changes are included in the discussion of the year-to-year changes in net income set forth elsewhere in this Item 7, specifically, in Section B, "Results of Operations," above, as well as in the Company's Current Report on Form 8-K, as filed with the SEC on January 21, 2014, incorporating by reference the Company's earnings release for the year ended December 31, 2013.

SELECTED FOURTH QUARTER FINANCIAL INFORMATION
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarters Ended December 31,
	2013	2012
Interest and Dividend Income	$16,459	$16,740
Interest Expense	1,713	2,503
Net Interest Income	14,746	14,237
Provision for Loan Losses	—	175
Net Interest Income after Provision for Loan Losses	14,746	14,062
Noninterest Income	6,877	6,897
Noninterest Expense	13,385	13,117
Income Before Provision for Income Taxes	8,238	7,842
Provision for Income Taxes	2,454	2,293
Net Income	$5,784	$5,549
SHARE AND PER SHARE DATA:
Weighted Average Number of Shares Outstanding:
Basic	12,339	12,254
Diluted	12,387	12,273
Basic Earnings Per Common Share	$0.47	0.45
Diluted Earnings Per Common Share	0.47	0.45
Cash Dividends Per Common Share	0.25	0.25
AVERAGE BALANCES:
Assets	$2,176,264	$2,064,602
Earning Assets	2,064,578	1,945,441
Loans	1,254,957	1,160,226
Deposits	1,904,922	1,781,778
Stockholders’ Equity	184,506	176,514
SELECTED RATIOS (Annualized):
Return on Average Assets	1.05%	1.07%
Return on Average Equity	12.44%	12.51%
Net Interest Margin [1]	3.06%	3.13%
Net Charge-offs to Average Loans	0.05%	0.04%
Provision for Loan Losses to Average Loans	—%	0.06%

1 Net Interest Margin is the ratio of tax-equivalent net interest income to average earning assets. (See “Use of Non-GAAP Financial
Measures” on page 4).

# 51

SUMMARY OF QUARTERLY FINANCIAL DATA (Unaudited)
The following quarterly financial information for 2013 and 2012 is unaudited, but, in the opinion of management, fairly presents the results of Arrow.

SELECTED QUARTERLY FINANCIAL DATA
(In Thousands, Except Per Share Amounts)

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$15,996	$15,809	$15,874	$16,459
Net Interest Income	13,757	13,586	14,127	14,746
Provision for Loan Losses	100	100	—	—
Net Securities Gains	527	13	—	—
Income Before Provision for Income Taxes	7,420	7,283	7,933	8,238
Net Income	5,181	5,207	5,623	5,784
Basic Earnings Per Common Share	0.42	0.42	0.46	0.47
Diluted Earnings Per Common Share	0.42	0.42	0.46	0.47

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total Interest and Dividend Income	$17,938	$17,533	$17,168	$16,740
Net Interest Income	14,406	14,254	14,525	14,237
Provision for Loan Losses	280	240	150	175
Net Securities Gains	502	143	64	156
Income Before Provision for Income Taxes	7,539	8,171	8,288	7,842
Net Income	5,288	5,594	5,748	5,549
Basic Earnings Per Common Share	0.43	0.46	0.47	0.45
Diluted Earnings Per Common Share	0.43	0.46	0.47	0.45

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
In addition to credit risk in our loan portfolio and liquidity risk, discussed earlier, our business activities also generate market risk.  Market risk is the possibility that changes in future market rates (interest rates) or prices (fees for products and services) will make our position (i.e., our assets and operations) less valuable.  The ongoing monitoring and management of interest rate and market risk is an important component of our asset/liability management process, which is governed by policies that are reviewed and approved annually by the Board of Directors.  The Board of Directors delegates responsibility for carrying out asset/liability oversight and control to management's Asset/Liability Committee ("ALCO").  In this capacity ALCO develops guidelines and strategies impacting our asset/liability profile based upon estimated market risk sensitivity, policy limits and overall market interest rate levels and trends.  We have not made use of derivatives, such as interest rate swaps, in our risk management process.
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
Our standard simulation model attempts to capture the impact of changing interest rates on the interest income received and interest expense paid on all interest-sensitive assets and liabilities reflected on our consolidated balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for net interest income exposure over a one- year horizon, assuming no balance sheet growth and a 200 basis point upward and a 100 basis point downward shift in interest rates, and a repricing of interest-bearing assets and liabilities at their earliest reasonably predictable repricing date.  We normally apply a parallel and pro rata shift in rates over a 12 month period.  However, at year-end 2013 the targeted federal funds rate remained where it had been since late 2008, a range of 0 to .25%, with inferences from the Fed that this rate and other short-term rates would remain at or near their current historically low rates at least through year-end 2014. Moreover, our average cost of deposits for 2013 had decreased to a record low of 0.43%.  Thus, for purposes of our decreasing rate simulation, we applied a

# 52

hypothetical 100 basis point downward shift in interest rates for assets and liabilities at the long end of the yield curve with hypothetical short-term rate decreases for particular assets and liabilities equal to the lesser of 100 basis points or such lower rate (below 100 basis points) as was actually borne by such asset or liability.
Applying the simulation model analysis as of December 31, 2013, a 200 basis point increase in interest rates demonstrated a 7.9% decrease in net interest income, and a 100 basis (as adjusted) decrease in interest rates demonstrated a 1.0% decrease in net interest income.  These amounts were within our ALCO policy limits.  Historically there has existed an inverse relationship between changes in prevailing rates and our net interest income, reflecting the fact that our liabilities and sources of funds generally reprice more quickly than our earning assets. However, when current prevailing interest rates are already extremely low, a further decline in prevailing rates may not produce the otherwise expected increase in net interest income, even over a relatively short time horizon, because as noted above, further decreases in rates with respect to liabilities (deposits) may be significantly impeded by the absolute lower boundary of the zero rate, no matter how quickly they reprice, whereas further decreases in asset rates are not as likely to run up against the absolute lower boundary of zero, and thus may be experienced in full or nearly full, across the asset portfolio, even if assets reprice more slowly than liabilities. Thus, even in the short run, rate decreases in the current environment may not be beneficial to income.
This explains the abnormal result of our simulation model, above, i.e., that over the indicated time horizon of 12 months, an assumed increase in prevailing rates projects a decrease in our net interest income, as might normally be expected (due to assets repricing more slowly than liabilities), while at the same time, an assumed decrease in prevailing rates also projects a decrease, if a smaller decrease, in our net interest income, presumably due to the zero rate boundary factor.
Moreover, if the impact of rate change on our income is projected over a longer time horizon, e.g., two years or longer, it might be expected that a decrease in prevailing rates would have a greater negative impact on our income, as compared to the short-term result, as assets continue to reprice downward in full response, while liabilities do not further reprice but remain trapped by the absolute zero rate boundary. On the other hand, an increase in prevailing rates would have a much less negative impact over the longer term, and perhaps even a neutral or positive impact, on our net interest income, as our asset portfolios eventually reprice upward fully to match the repricing of our liabilities. However, other factors may play a significant role in any analysis of the impact of rising rates on our income, including a possible softening of loan demand and/or slowing of the economy that might be expected to accompany any general rate rise.
The preceding sensitivity analysis does not represent a forecast on our part and should not be relied upon as being indicative of expected operating results.
We continue to believe that, in a normalized rate environment, (i.e., a positively sloped yield curve) any downturn in prevailing interest rates will generally have a short-term positive impact on our net interest margin and net interest income, which would be mitigated or perhaps reversed over the mid- to longer-term of ensuing rate decreases. We also believe an upturn in prevailing rates will generally have a short-term negative impact on our margin and net interest income, which again would likely be mitigated or perhaps reversed as rates continue to rise over the medium- or long-term.  We believe that, whether rates are generally increasing, decreasing or stable, changes in the slope of the yield curve will also affect net interest income and the net interest margin. Other things being equal, a more sharply sloping (upward) yield curve will generally have a positive impact on our net interest income and interest margin, whereas a flattening of the yield curve will generally have a negative impact.  We are not able to predict with certainty what the magnitude of these effects taken together-that is, changes in rates, plus changes in the yield curve-would be in any particular case, especially if changes in rate and curve, taken independently, would normally work against each other (e.g., lower rates, combined with a flattening yield curve).
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

# 53

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements and unaudited supplementary data are submitted herewith:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited the accompanying consolidated balance sheets of Arrow Financial Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arrow Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Albany, New York
March 14, 2014

# 54

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Arrow Financial Corporation:

We have audited Arrow Financial Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arrow Financial Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Albany, New York
March 14, 2014

# 55

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share and Per Share Amounts)

	December 31, 2013	December 31, 2012
ASSETS
Cash and Due From Banks	$37,275	$37,076
Interest-Bearing Deposits at Banks	12,705	11,756
Investment Securities:
Available-for-Sale	457,606	478,698
Held-to-Maturity (Approximate Fair Value of $302,305 at December 31, 2013 and $248,252 at December 31, 2012)	299,261	239,803
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	5,792
Loans	1,266,472	1,172,341
Allowance for Loan Losses	(14,434)	(15,298)
Net Loans	1,252,038	1,157,043
Premises and Equipment, Net	29,154	28,897
Goodwill	22,003	22,003
Other Intangible Assets, Net	4,140	4,492
Other Assets	43,235	37,236
Total Assets	$2,163,698	$2,022,796
LIABILITIES
Noninterest-Bearing Deposits	$278,958	$247,232
NOW Accounts	817,366	758,287
Savings Deposits	498,779	442,363
Time Deposits of $100,000 or More	78,928	93,375
Other Time Deposits	168,299	189,898
Total Deposits	1,842,330	1,731,155
Short-Term Borrowings	64,777	41,678
Federal Home Loan Bank Term Advances	20,000	30,000
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000
Other Liabilities	24,437	24,138
Total Liabilities	1,971,544	1,846,971
STOCKHOLDERS’ EQUITY
Preferred Stock, $5 Par Value; 1,000,000 Shares Authorized	—	—
Common Stock, $1 Par Value; 20,000,000 Shares Authorized (16,744,486 Shares Issued at December 31, 2013 and 16,416,163 Shares Issued at December 31, 2012)	16,744	16,416
Additional Paid-in Capital	229,290	218,650
Retained Earnings	27,457	26,251
Unallocated ESOP Shares (87,641 Shares at December 31, 2013 and 102,890 Shares at December 31, 2012)	(1,800)	(2,150)
Accumulated Other Comprehensive Loss	(4,373)	(8,462)
Treasury Stock, at Cost (4,296,723 Shares at December 31, 2013 and 4,288,617 Shares at December 31, 2012)	(75,164)	(74,880)
Total Stockholders’ Equity	192,154	175,825
Total Liabilities and Stockholders’ Equity	$2,163,698	$2,022,796

See Notes to Consolidated Financial Statements.

# 56

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2013	2012	2011
INTEREST AND DIVIDEND INCOME
Interest and Fees on Loans	$51,319	$54,511	$58,599
Interest on Deposits at Banks	89	108	99
Interest and Dividends on Investment Securities:
Fully Taxable	6,903	9,269	12,402
Exempt from Federal Taxes	5,827	5,491	5,691
Total Interest and Dividend Income	64,138	69,379	76,791
INTEREST EXPENSE
NOW Accounts	2,461	3,564	5,052
Savings Deposits	1,024	1,287	1,898
Time Deposits of $100,000 or More	1,198	2,007	2,633
Other Time Deposits	1,962	3,730	5,143
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	18	22	74
Federal Home Loan Bank Advances	680	729	3,295
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	579	618	584
Total Interest Expense	7,922	11,957	18,679
NET INTEREST INCOME	56,216	57,422	58,112
Provision for Loan Losses	200	845	845
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	56,016	56,577	57,267
NONINTEREST INCOME
Income From Fiduciary Activities	6,735	6,290	6,113
Fees for Other Services to Customers	9,407	8,245	8,034
Insurance Commissions	8,895	8,247	7,374
Net Gain on Securities Transactions	540	865	2,795
Net Gain on Sales of Loans	1,460	2,282	866
Other Operating Income	1,024	1,170	746
Total Noninterest Income	28,061	27,099	25,928
NONINTEREST EXPENSE
Salaries and Employee Benefits	31,182	31,703	30,205
Occupancy Expenses, Net	8,285	7,467	7,369
FDIC Assessments	1,080	1,026	1,292
Prepayment Penalty on FHLB Advances	—	—	1,638
Other Operating Expense	12,656	11,640	11,044
Total Noninterest Expense	53,203	51,836	51,548
INCOME BEFORE PROVISION FOR INCOME TAXES	30,874	31,840	31,647
Provision for Income Taxes	9,079	9,661	9,714
NET INCOME	$21,795	$22,179	$21,933
Average Shares Outstanding:
Basic	12,296	12,247	12,209
Diluted	12,327	12,257	12,221
Per Common Share:
Basic Earnings	$1.77	$1.81	$1.80
Diluted Earnings	1.77	1.81	1.79

Share and Per Share Amounts have been restated for the September 2013 2% stock dividend.
See Notes to Consolidated Financial Statements.

# 57

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In Thousands)

	Years Ended December 31,
	2013	2012	2011
Net Income	$21,795	$22,179	$21,933
Other Comprehensive Income (Loss), Net of Tax:
Unrealized Net Securities Holding (Losses) Gains Arising During the Year	(2,925)	(661)	4,741
Reclassification Adjustment for Net Securities Gains Included in Net Income	(326)	(522)	(1,688)
Net Retirement Plan Gain (Loss)	6,425	(1,340)	(3,701)
Net Retirement Plan Prior Service (Cost) Credit	—	(245)	(161)
Amortization of Net Retirement Plan Actuarial Loss	914	1,013	602
Accretion of Net Retirement Plan Prior Service Credit	1	(12)	(65)
Other Comprehensive (Loss) Income	4,089	(1,767)	(272)
Comprehensive Income	$25,884	$20,412	$21,661

See Notes to Consolidated Financial Statements.

# 58

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2010	$15,626	$191,068	$24,577	$(2,876)	$(6,423)	$(69,713)	$152,259
Net Income	—	—	21,933	—	—	—	21,933
Other Comprehensive (Loss) Income	—	—	—	—	(272)	—	(272)
3% Stock Dividend (468,765 Shares)	468	10,647	(11,115)	—	—	—	—
Cash Dividends Paid, $.94 per Share [1]	—	—	(11,448)	—	—	—	(11,448)
Shares Issued for Stock Option Exercises, net (72,802 Shares)	—	705	—	—	—	708	1,413
Shares Issued Under the Directors’ Stock Plan (7,456 Shares)	—	104	—	—	—	71	175
Shares Issued Under the Employee Stock Purchase Plan (20,484 Shares)	—	282	—	—	—	192	474
Shares Issued for Dividend Reinvestment Plans (76,447 Shares)	—	1,062	—	—	—	734	1,796
Stock-Based Compensation Expense	—	354	—	—	—	—	354
Tax Benefit for Exercises of Stock Options	—	51	—	—	—	—	51
Purchase of Treasury Stock (251,962 Shares)	—	—	—	—	—	(6,039)	(6,039)
Acquisition of Subsidiary (221,517 Shares)	—	3,275	—	—	—	1,986	5,261
Allocation of ESOP Stock (18,216 Shares)	—	52	—	376	—	—	428
Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385

Balance at December 31, 2011	$16,094	$207,600	$23,947	$(2,500)	$(6,695)	$(72,061)	$166,385
Net Income	—	—	22,179	—	—	—	22,179
Other Comprehensive (Loss) Income	—	—	—	—	(1,767)	—	(1,767)
2% Stock Dividend (321,886 Shares)	322	7,738	(8,060)	—	—	—	—
Cash Dividends Paid, $.97 per Share [1]	—	—	(11,815)	—	—	—	(11,815)
Shares Issued for Stock Option Exercises, net (96,471 Shares)	—	1,152	—	—	—	953	2,105
Shares Issued Under the Directors’ Stock Plan (7,226 Shares)	—	104	—	—	—	71	175
Shares Issued Under the Employee Stock Purchase Plan (20,687 Shares)	—	279	—	—	—	205	484
Shares Issued for Dividend Reinvestment Plans (74,260 Shares)	—	1,086	—	—	—	736	1,822
Stock-Based Compensation Expense	—	424	—	—	—	—	424
Tax Benefit for Exercises of Stock Options	—	68	—	—	—	—	68
Purchase of Treasury Stock (199,323 Shares)	—	—	—	—	—	(4,877)	(4,877)
Acquisition of Subsidiaries (9,356 Shares)	—	140	—	—	—	93	233
Allocation of ESOP Stock (16,629 Shares)	—	59	—	350	—	—	409
Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825

# 59

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, Continued (In Thousands, Except Share and Per Share Amounts)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unallo-cated ESOP Shares	Accumu-lated Other Com- prehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2012	$16,416	$218,650	$26,251	$(2,150)	$(8,462)	$(74,880)	$175,825
Net Income	—	—	21,795	—	—	—	21,795
Other Comprehensive (Loss) Income	—	—	—	—	4,089	—	4,089
2% Stock Dividend (328,323 Shares) [2]	328	8,152	(8,480)	—	—	—	—
Cash Dividends Paid, $.99 per Share [1]	—	—	(12,109)	—	—	—	(12,109)
Shares Issued for Stock Option Exercises, net (58,719 Shares)	—	676	—	—	—	578	1,254
Shares Issued Under the Directors’ Stock Plan (7,643 Shares)	—	123	—	—	—	75	198
Shares Issued Under the Employee Stock Purchase Plan (19,679 Shares)	—	283	—	—	—	194	477
Shares Issued for Dividend Reinvestment Plans (49,574 Shares)	—	796	—	—	—	484	1,280
Stock-Based Compensation Expense	—	372	—	—	—	—	372
Tax Benefit for Exercises of Stock Options	—	23	—	—	—	—	23
Purchase of Treasury Stock (68,361 Shares)	—	—	—	—	—	(1,709)	(1,709)
Acquisition of Subsidiaries (9,503 Shares)	—	139	—	—	—	94	233
Allocation of ESOP Stock (16,969 Shares)	—	76	—	350	—	—	426
Balance at December 31, 2013	$16,744	$229,290	$27,457	$(1,800)	$(4,373)	$(75,164)	$192,154
1 Cash dividends paid per share have been adjusted for the September 2013 2% stock dividend.
2 Included in the shares issued for the 2% stock dividend in 2013 were treasury shares of 84,863 and unallocated ESOP shares of 1,720.

See Notes to Consolidated Financial Statements.

# 60

ARROW FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
Cash Flows from Operating Activities:	2013	2012	2011
Net Income	$21,795	$22,179	$21,933
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Loan Losses	200	845	845
Depreciation and Amortization	8,870	8,856	6,509
Allocation of ESOP Stock	426	409	428
Gains on the Sale of Securities Available-for-Sale	(527)	(949)	(2,795)
Gains on the Sale of Securities Held-to-Maturity	(18)	—	—
Losses on the Sale of Securities Available-for-Sale	—	84	—
Losses on the Sale of Securities Held-to-Maturity	5	—	—
Loans Originated and Held-for-Sale	(46,101)	(60,668)	(39,111)
Proceeds from the Sale of Loans Held-for-Sale	50,298	61,041	49,378
Net Gains on the Sale of Loans	(1,460)	(2,282)	(866)
Net Losses (Gains) on the Sale of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	120	(71)	(32)
Contributions to Pension Plans	(473)	(328)	(5,319)
Deferred Income Tax Expense (Benefit)	294	(353)	2,172
Shares Issued Under the Directors’ Stock Plan	198	175	175
Stock-Based Compensation Expense	372	424	354
Net Decrease in Other Assets	1,888	2,108	1,725
Net Increase in Other Liabilities	786	990	689
Net Cash Provided By Operating Activities	36,673	32,460	36,085
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	16,295	58,718	39,009
Proceeds from the Maturities and Calls of Securities Available-for-Sale	132,228	210,224	280,126
Purchases of Securities Available-for-Sale	(136,416)	(197,029)	(354,310)
Proceeds from the Sale of Securities Held-to-Maturity	1,181	—	—
Proceeds from the Maturities and Calls of Securities Held-to-Maturity	47,228	49,983	40,692
Purchases of Securities Held-to-Maturity	(109,620)	(140,635)	(31,701)
Net (Increase) Decrease in Loans	(98,903)	(40,951)	3,108
Proceeds from the Sales of Premises and Equipment, Other Real Estate Owned and Repossessed Assets	1,789	1,263	770
Purchase of Premises and Equipment	(2,233)	(8,073)	(5,372)
Cash Paid for Subsidiaries, Net	(75)	(75)	(3,296)
Net (Increase) Decrease in Federal Home Loan Bank Stock	(489)	930	1,880
Purchase of Bank Owned Life Insurance	—	—	(15,702)
Net Cash Used In Investing Activities	(149,015)	(65,645)	(44,796)
Cash Flows from Financing Activities:
Net Increase in Deposits	111,175	87,109	110,042
Net Increase (Decrease) in Short-Term Borrowings	23,099	(26,615)	15,079
Federal Home Loan Bank Advances	—	—	10,000
Repayments of Federal Home Loan Bank Advances	(10,000)	(10,000)	(100,000)
Purchase of Treasury Stock	(1,709)	(4,877)	(6,039)
Shares Issued for Stock Option Exercises, net	1,254	2,105	1,413
Shares Issued Under the Employee Stock Purchase Plan	477	484	474
Tax Benefit for Exercises of Stock Options	23	68	51
Shares Issued for Dividend Reinvestment Plans	1,280	1,822	1,796
Cash Dividends Paid	(12,109)	(11,815)	(11,448)
Net Cash Provided By Financing Activities	113,490	38,281	21,368
Net Increase in Cash and Cash Equivalents	1,148	5,096	12,657
Cash and Cash Equivalents at Beginning of Year	48,832	43,736	31,079
Cash and Cash Equivalents at End of Year	$49,980	$48,832	$43,736

Supplemental Disclosures to Statements of Cash Flow Information:
Interest on Deposits and Borrowings	$8,067	$12,520	$19,490
Income Taxes	8,336	8,866	7,952
Non-cash Investing and Financing Activity:
Transfer of Loans to Other Real Estate Owned and Repossessed Assets	971	1,426	1,011
Shares Issued for Acquisition of Subsidiary	233	233	5,261
Fair Value of Assets from Acquisition of Subsidiary	—	—	10,638
Fair Value of Liabilities from Acquisition of Subsidiary	—	—	2,081

See Notes to Consolidated Financial Statements.

# 61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	RISKS AND UNCERTAINTIES

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

Management’s Use of Estimates - The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Our most significant estimates are the allowance for loan losses, the evaluation of other-than-temporary impairment of investment securities, goodwill impairment, pension and other postretirement liabilities, analysis of a need for a valuation allowance for deferred tax assets and other fair value calculations. Actual results could differ from those estimates.
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

Concentrations of Credit - Virtually all of Arrow's loans are with customers in upstate New York.  Although the loan portfolios of the subsidiary banks are well diversified, tourism has a substantial impact on the northeastern New York economy.  The commitments to extend credit are fairly consistent with the distribution of loans presented in Note 5, generally have the same credit risk and are subject to normal credit policies.  Generally, the loans are secured by assets and are expected to be repaid from cash flow or the sale of selected assets of the borrowers.  Arrow evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Arrow upon extension of credit, is based upon management's credit evaluation of the counterparty.  The nature of the collateral varies with the type of loan and may include:  residential real estate, cash and securities, inventory, accounts receivable, property, plant and equipment, income producing commercial properties and automobiles.

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

Securities - Management determines the appropriate classification of securities at the time of purchase.  Securities reported as held-to-maturity are those debt securities which Arrow has both the positive intent and ability to hold to maturity and are stated at amortized cost.  Securities available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income or loss, net of taxes.  Realized gains and losses are based upon the amortized cost of the specific security sold.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value.  To determine whether an impairment is other-than-temporary, we consider all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing an estimate of cash flows expected to be collected.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.  When an other-than-temporary impairment has occurred on a debt security, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the debt security or more likely than not

# 62

will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss.  If we intend to sell the debt security or it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

Loans and Allowance for Loan Losses - Interest income on loans is accrued and credited to income based upon the principal amount outstanding.  Loan fees and costs directly associated with loan originations are deferred and amortized/accreted as an adjustment to yield over the lives of the loans originated.
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
Loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest or a judgment by management that the full repayment of principal and interest is unlikely. Unless already placed on nonaccrual status, loans secured by home equity lines of credit are put on nonaccrual status when 120 days past due; residential real estate loans when 150 days past due; commercial and commercial real estate loans are evaluated on a loan-by-loan basis and are placed on nonaccrual status when 90 days past due if the full collection of principal and interest is uncertain. The balance of any accrued interest deemed uncollectible at the date the loan is placed on nonaccrual status is reversed, generally against interest income.  A loan is returned to accrual status at the later of the date when the past due status of the loan falls below the threshold for nonaccrual status or management deems that it is likely that the borrower will repay all interest and principal.  For payments received while the loan is on nonaccrual status, we may recognize interest income on a cash basis if the repayment of the remaining principal and accrued interest is deemed likely.
The allowance for loan losses is maintained by charges to operations based upon our best estimate of the probable amount of loans that we will be unable to collect based on current information and events.  Provisions to the allowance for loan losses are offset by actual loan charge-offs (net of any recoveries).  We evaluate the loan portfolio for potential charge-offs on a monthly basis.  In general, automobile and other consumer loans are charged-off when 120 days delinquent.  Residential real estate loans are charged-off when a loss becomes known or based on a new appraisal at the earlier of 180 days past due or repossession.  Commercial and commercial real estate loans loans are evaluated early in their delinquency status and are charged-off when management concludes that not all principal will be repaid from on-going cash flows or liquidation of collateral. An evaluation of estimated proceeds from the liquidation of the loan’s collateral is compared to the loan carrying amount and a charge to the allowance for loan losses is taken for any deficiency.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in Arrow's market area.  In addition, various Federal regulatory agencies, as an integral part of their examination process, review Arrow's allowance for loan losses. Such agencies may require Arrow to recognize additions to the allowance in future periods, based on their judgments about information available to them at the time of their examination, which may not be currently available to management.
We consider nonaccrual loans over $250 thousand and all troubled debt restructured loans to be impaired loans and we evaluate these loans individually to determine the amount of impairment, if any. The amount of impairment, if any, related to individual impaired loans is measured based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Arrow determines impairment for collateral dependent loans based on the fair value of the collateral less estimated costs to sell. Any excess of the recorded investment in the collateral dependent impaired loan over the estimated collateral value, less costs to sell, is typically charged off. For impaired loans which are not collateral dependent, impairment is measured by comparing the recorded investment in the loan to the present value of the expected cash flows, discounted at the loan’s effective interest rate.  If this amount is less than the recorded investment in the loan, an impairment reserve is recognized as part of the allowance for loan losses, or based upon the judgment of management all or a portion of the excess of the recorded investment in the loan over the present value of the estimated future cash flow may be charged off.
The allowance for loan losses on the remaining loans is primarily determined based upon consideration of the historical net loss experience of the respective portfolios, adjusted as necessary based upon consideration of qualitative considerations impacting the inherent risk of loss in the respective loan portfolios.
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

# 63

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

Goodwill and Other Intangible Assets - Identifiable intangible assets acquired in a business combination are capitalized and amortized.  Any remaining unidentifiable intangible asset is classified as goodwill, for which amortization is not required but which must be evaluated for impairment.  Arrow tests for impairment of goodwill on an annual basis, or when events and circumstances indicate potential impairment.  In evaluating goodwill for impairment, Arrow first assesses certain qualitative factors to determine if it is more likely than not that the fair value of the reporting unit is less than its carrying value. If it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
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
The discount rate assumption is determined by preparing an analysis of the respective plan’s expected future cash flows and high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits.

Stock-Based Compensation Plans - Arrow has two stock option plans, which are described more fully in Note 12.  The Company expenses the grant date fair value of options granted.  The expense is recognized over the vesting period of the grant, typically four years, on a straight-line basis. Shares are generally issued from treasury for the exercise of stock options.
Arrow sponsors an Employee Stock Purchase Plan ("ESPP") under which employees may purchase Arrow’s common stock at a 5% discount below market price at the time of purchase. This stock purchase plan is not considered a compensatory plan.
Arrow sponsors an Employee Stock Ownership Plan ("ESOP"), a qualified defined contribution plan.   The ESOP has borrowed funds from one of Arrow’s subsidiary banks to purchase Arrow common stock.  The shares pledged as collateral are reported as a reduction of Arrow’s stockholders’ equity.  Compensation expense is recognized as shares are released for allocation to individual employee accounts equal to the current average market price.

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

# 64

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

Fair Value Measures - We determine the fair value of financial instruments under the following hierarchy:

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

# 65

Recent Accounting Pronouncements

During 2013 the FASB issued twelve accounting standards updates and, through the date of this report, an additional five in 2014. Of the seventeen updates, fourteen did not apply to Arrow.
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
ASU 2014-01 "Investments-Equity Method and Joint Ventures" allows an entity that invests in affordable housing projects that qualify for low-income housing tax credits to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. The standard is effective for annual years beginning after December 15, 2014, with earlier adoption allowed. We are evaluating the impact of adopting this election and do not expect that this will have a material impact on our financial condition or results of operations.
ASU 2014-04 "Receivables - Trouble Debt Restructurings by Creditors" provides additional guidance on when an in substance repossession or foreclosure occurs and is effective for annual periods beginning after December 15, 2014. We are evaluating the impact of adopting this standard, and we do not expect that it will have a material impact on our financial condition or results of operations.

Note 3:	CASH AND CASH EQUIVALENTS (Dollars In Thousands)

The following table is the schedule of cash and cash equivalents at December 31, 2013 and 2012:

	2013	2012
Cash and Due From Banks	$37,275	$37,076
Interest-Bearing Deposits at Banks	12,705	11,756
Total Cash and Cash Equivalents	$49,980	$48,832
Supplemental Information:
Total required reserves, including vault cash and Federal Reserve Bank deposits	$18,879	$23,168

The Company is required to maintain reserve balances with the Federal Reserve Bank of New York. The required reserve is calculated on a fourteen day average and the amounts presented in the table above represent the average for the period that includes December 31.

Note 4.	INVESTMENT SECURITIES (Dollars In Thousands)

The following table is the schedule of Available-For-Sale Securities at December 31, 2013 and 2012:

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
December 31, 2013
Available-For-Sale Securities, at Amortized Cost	$136,868	$127,224	$171,321	$17,142	$1,120	$453,675
Available-For-Sale Securities, at Fair Value	136,475	127,389	175,778	16,798	1,166	457,606
Gross Unrealized Gains	2	306	4,714	10	46	5,078
Gross Unrealized Losses	395	141	257	354	—	1,147
Available-For-Sale Securities, Pledged as Collateral						243,769

Maturities of Debt Securities, at Amortized Cost:
Within One Year	—	48,570	10,920	—		59,490
From 1 - 5 Years	136,868	76,308	146,677	16,142		375,995
From 5 - 10 Years	—	1,666	13,608	—		15,274
Over 10 Years	—	680	116	1,000		1,796

# 66

Available-For-Sale Securities
	U.S. Agency Obligations	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Mutual Funds and Equity Securities	Total Available- For-Sale Securities
Maturities of Debt Securities, at Fair Value:
Within One Year	—	48,623	11,181	—		59,804
From 1 - 5 Years	136,475	76,405	150,330	15,998		379,208
From 5 - 10 Years	—	1,681	14,146	—		15,827
Over 10 Years	—	680	121	800		1,601

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$60,664	$29,967	$15,190	$7,375	$—	$113,196
12 Months or Longer	33,849	4,597	11,841	6,063	—	56,350
Total	$94,513	$34,564	$27,031	$13,438	$—	$169,546
Number of Securities in a Continuous Loss Position	26	107	13	19	—	165

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$336	$120	$108	$92	$—	$656
12 Months or Longer	59	21	149	262	—	491
Total	$395	$141	$257	$354	$—	$1,147

December 31, 2012
Available-For-Sale Securities, at Amortized Cost	$122,297	$84,798	$252,480	$8,689	$1,120	$469,384
Available-For-Sale Securities, at Fair Value	122,457	84,838	261,804	8,451	1,148	478,698
Gross Unrealized Gains	204	206	9,405	—	28	9,843
Gross Unrealized Losses	44	166	81	238	—	529
Available-For-Sale Securities, Pledged as Collateral						260,292

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$72,531	$46,627	$10,230	$8,451	$—	$137,839
12 Months or Longer	—	2,149	4,968	—	—	7,117
Total	$72,531	$48,776	$15,198	$8,451	$—	$144,956
Number of Securities in a Continuous Loss Position	22	198	7	11	—	238

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$44	$160	$50	$238	$—	$492
12 Months or Longer	—	6	31	—	—	37
Total	$44	$166	$81	$238	$—	$529

# 67

The following table is the schedule of Held-To-Maturity Securities at December 31, 2013 and 2012:

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
December 31, 2013
Held-To-Maturity Securities, at Amortized Cost	$198,206	$100,055	$1,000	$299,261
Held-To-Maturity Securities, at Fair Value	202,390	98,915	1,000	302,305
Gross Unrealized Gains	4,762	24	—	4,786
Gross Unrealized Losses	578	1,164	—	1,742
Held-To-Maturity Securities, Pledged as Collateral				298,261

Maturities of Debt Securities, at Amortized Cost:
Within One Year	43,043	—	—	43,043
From 1 - 5 Years	82,001	41,958	—	123,959
From 5 - 10 Years	69,832	58,097	—	127,929
Over 10 Years	3,330	—	1,000	4,330

Maturities of Debt Securities, at Fair Value:
Within One Year	43,113	—	—	43,113
From 1 - 5 Years	83,896	41,788	—	125,684
From 5 - 10 Years	71,967	57,127	—	129,094
Over 10 Years	3,414	—	1,000	4,414

Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$23,633	$85,339	$—	$108,972
12 Months or Longer	5,111	—	—	5,111
Total	$28,744	$85,339	$—	$114,083
Number of Securities in a Continuous Loss Position	101	36	—	137

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$519	$1,164	$—	$1,683
12 Months or Longer	59	—	—	59
Total	$578	$1,164	$—	$1,742

December 31, 2012
Held-To-Maturity Securities, at Amortized Cost	$183,373	$55,430	$1,000	$239,803
Held-To-Maturity Securities, at Fair Value	191,196	56,056	1,000	248,252
Gross Unrealized Gains	7,886	626	—	8,512
Gross Unrealized Losses	63	—	—	63
Held-To-Maturity Securities, Pledged as Collateral				238,803

# 68

Held-To-Maturity Securities
	State and Municipal Obligations	Mortgage- Backed Securities - Residential	Corporate and Other Debt Securities	Total Held-To Maturity Securities
Securities in a Continuous Loss Position, at Fair Value:
Less than 12 Months	$21,583	$—	$—	$21,583
12 Months or Longer	503	—	—	503
Total	$22,086	$—	$—	$22,086
Number of Securities in a Continuous Loss Position	61	—	—	61

Unrealized Losses on Securities in a Continuous Loss Position:
Less than 12 Months	$62	$—	$—	$62
12 Months or Longer	1	—	—	1
Total	$63	$—	$—	$63

In the tables above, maturities of mortgage-backed-securities - residential are included based on their expected average lives.  Actual maturities will differ from the table below because issuers may have the right to call or prepay obligations with or without prepayment penalties.

In the available-for-sale category at December 31, 2013, U.S. agency obligations consisted solely of U.S. Government Agency securities with an amortized cost of $136.9 million and a fair value of $136.5 million. Mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $31.5 million and a fair value of $32.2 million and GSE securities with an amortized cost of $139.8 million and a fair value of $143.6 million. In the held-to-maturity category at December 31, 2013, mortgage-backed securities-residential consisted of U.S. Government Agency securities with an amortized cost of $4.9 million and a fair value of $4.7 million and GSE securities with an amortized cost of $95.2 million and a fair value of $94.2 million.

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

Securities in a continuous loss position, in the tables above for December 31, 2013 and December 31, 2012 do not reflect any deterioration of the credit worthiness of the issuing entities.  U.S. agency issues, including mortgage-backed securities, are all rated Aaa by Moody's and AA+ by Standard and Poor's.  The state and municipal obligations are general obligations supported by the general taxing authority of the issuer, and in some cases are insured.  Obligations issued by school districts are supported by state aid.  For any non-rated municipal securities, credit analysis is performed in-house based upon data that has been submitted by the issuers to the NY State Comptroller. That analysis shows no deterioration in the credit worthiness of the municipalities.  Subsequent to December 31, 2013, there were no securities downgraded below investment grade.

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

Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock

Federal Reserve Bank and Federal Home Loan Bank Stock are carried at cost.

	December 31,
	2013	2012
Federal Reserve Bank Stock	$1,035	$1,018
Federal Home Loan Bank Stock	5,246	4,774
Total Federal Reserve Bank and Federal Home Loan Bank Stock	$6,281	$5,792

# 69

Note 5:	LOANS (Dollars In Thousands)

Loan Categories and Past Due Loans

The following table presents loan balances outstanding as of December 31, 2013 and December 31, 2012 and an analysis of the recorded investment in loans that are past due at these dates.  Generally, Arrow considers a loan past due 30 or more days if the borrower is two or more payments past due.

Schedule of Past Due Loans by Loan Category
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2013
Loans Past Due 30-59 Days	$304	$—	$200	$37	$3,233	$529	$4,303
Loans Past Due 60-89 Days	601	—	1,200	19	1,041	1,527	4,388
Loans Past Due 90 or More Days	177	—	2,034	—	98	3,113	5,422
Total Loans Past Due	1,082	—	3,434	56	4,372	5,169	14,113
Current Loans	86,811	27,815	284,685	7,593	389,832	455,623	1,252,359
Total Loans	$87,893	$27,815	$288,119	$7,649	$394,204	$460,792	$1,266,472

Loans 90 or More Days Past Due and Still Accruing Interest	$28	$—	$—	$—	$—	$624	$652
Nonaccrual Loans	$352	$—	$2,048	$—	$219	$3,860	$6,479

December 31, 2012
Loans Past Due 30-59 Days	$1,045	$—	$534	$43	$2,427	$407	$4,456
Loans Past Due 60-89 Days	1,588	—	1,332	17	793	2,466	6,196
Loans Past Due 90 or more Days	494	—	1,871	—	185	1,462	4,012
Total Loans Past Due	3,127	—	3,737	60	3,405	4,335	14,664
Current Loans	102,409	29,149	241,440	6,624	345,695	432,360	1,157,677
Total Loans	$105,536	$29,149	$245,177	$6,684	$349,100	$436,695	$1,172,341

Loans 90 or More Days Past Due and Still Accruing Interest	$126	$—	$378	$—	$42	$374	$920
Nonaccrual Loans	$1,787	$—	$2,026	$1	$419	$2,400	$6,633

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

# 70

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

Residential Real Estate Mortgages - Residential real estate loans consist primarily of loans secured by first or second mortgages on primary residences. We originate adjustable-rate and fixed-rate one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage. These loans are collateralized primarily by owner-occupied properties generally located in the Company’s market area. Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurance. The Company’s underwriting analysis for residential mortgage loans typically includes credit verification, independent appraisals, and a review of the borrower’s financial condition. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period. In addition, the Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Our policy allows for a maximum loan to value ratio of 80%.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second junior lien position on one-to-four-family residential real estate).  Risk is generally reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Allowance for Loan Losses

The following table presents a rollforward of the allowance for loan losses and other information pertaining to the allowance for loan losses:

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total

Rollfoward of the Allowance for Loan Losses for the Year Ended:
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298
Charge-offs	(926)	—	(11)	(28)	(431)	(15)	—	(1,411)
Recoveries	88	—	—	3	256	—	—	347
Provision	380	(184)	506	(7)	(155)	(364)	24	200
December 31, 2013	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434

December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003
Charge-offs	(90)	—	(206)	(52)	(401)	(33)	—	(782)
Recoveries	23	—	—	9	200	—	—	232
Provision	484	(1)	120	(3)	241	24	(20)	845
December 31, 2012	$2,344	$601	$3,050	$304	$4,536	$3,405	$1,058	$15,298

December 31, 2010	$2,037	$135	$2,993	$328	$4,760	$3,163	$1,273	$14,689
Charge-offs	(105)	—	—	(42)	(480)	(147)	—	(774)
Recoveries	17	—	—	28	198	—	—	243
Provision	(22)	467	143	36	18	398	(195)	845
December 31, 2011	$1,927	$602	$3,136	$350	$4,496	$3,414	$1,078	$15,003

# 71

Allowance for Loan Losses
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Unallocated	Total
December 31, 2013
Allowance for loan losses - Loans Individually Evaluated for Impairment	$—	$—	$—	$—	$—	$—	$—	$—
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,886	$417	$3,545	$272	$4,206	$3,026	$1,082	$14,434
Ending Loan Balance - Individually Evaluated for Impairment	$221	$—	$1,785	$—	$173	$2,309	$—	$4,488
Ending Loan Balance - Collectively Evaluated for Impairment	$87,672	$27,815	$286,334	$7,649	$394,031	$458,483	$—	$1,261,984

December 31, 2012
Allowance for loan losses - Loans Individually Evaluated for Impairment	$853	$—	$—	$—	$—	$—	$—	$853
Allowance for loan losses - Loans Collectively Evaluated for Impairment	$1,491	$601	$3,050	$304	$4,536	$3,405	$1,058	$14,445
Ending Loan Balance - Individually Evaluated for Impairment	$1,432	$—	$2,528	$—	$203	$1,090	$—	$5,253
Ending Loan Balance - Collectively Evaluated for Impairment	$104,104	$29,149	$242,649	$6,684	$348,897	$435,605	$—	$1,167,088

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
Our loan officers and risk managers meet at least quarterly to discuss and review the conditions and risks associated with certain criticized and classified commercial-related relationships. In addition, our independent internal loan review department performs periodic reviews of the credit quality indicators on individual loans in our commercial loan portfolio.
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

# 72

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

While not a significant part of the allowance for loan losses methodology, we also maintain an unallocated portion of the total allowance for loan losses related to the overall level of imprecision inherent in the estimation of the appropriate level of allowance for loan losses.

Loan Credit Quality Indicators

The following table presents the credit quality indicators by loan category at December 31, 2013 and December 31, 2012:

Loan Credit Quality Indicators
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2013
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$79,966	$27,815	$267,612				$375,393
Special Mention	204	—	634				838
Substandard	7,723	—	19,873				27,596
Doubtful	—	—	—				—
Credit Risk Profile Based on Payment Activity:
Performing				$7,649	$393,985	$456,308	857,942
Nonperforming				—	219	4,484	4,703

December 31, 2012
Credit Risk Profile by Creditworthiness Category:
Satisfactory	$97,085	$27,913	$225,312				$350,310
Special Mention	192	—	1,419				1,611
Substandard	6,872	1,236	18,446				26,554
Doubtful	1,387	—	—				1,387
Credit Risk Profile Based on Payment Activity:
Performing				$6,683	$348,676	$433,922	$789,281
Nonperforming				1	424	2,773	3,198

For the purposes of the table above, nonperforming automobile, residential and other consumer loans are those loans on nonaccrual status or are 90 days or more past due and still accruing interest.

For the allowance calculation, we use an internally developed system of five credit quality indicators to rate the credit worthiness of each commercial loan defined as follows:

1) Satisfactory - "Satisfactory" borrowers have acceptable financial condition with satisfactory record of earnings and sufficient historical and projected cash flow to service the debt.  Borrowers have satisfactory repayment histories and primary and secondary sources of repayment can be clearly identified;

# 73

2) Special Mention - Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  "Special mention" assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Loans which might be assigned this credit quality indicator include loans to borrowers with deteriorating financial strength and/or earnings record and loans with potential for problems due to weakening economic or market conditions;

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

Commercial loans are generally evaluated on an annual basis depending on the size and complexity of the loan relationship, unless the credit related quality indicator falls to a level of "special mention" or below, when the loan is evaluated quarterly.  The credit quality indicator is one of the factors used in assessing the level of inherent risk of loss in our commercial related loan portfolios.

# 74

Impaired Loans

The following table presents information on impaired loans based on whether the impaired loan has a recorded allowance or no recorded allowance:

Impaired Loans
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
December 31, 2013
Recorded Investment:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	—
Unpaid Principal Balance:
With No Related Allowance	$221	$—	$1,785	$—	$173	$2,309	$4,488
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2012
Recorded Investment:
With No Related Allowance	$45	$—	$2,528	$—	$203	$1,090	$3,866
With a Related Allowance	1,387	—	—	—	—	—	$1,387
Unpaid Principal Balance:
With No Related Allowance	$45	$—	$2,695	$—	$203	$1,090	$4,033
With a Related Allowance	1,387	—	—	—	—	—	$1,387

For the Year-To-Date Period Ended:
December 31, 2013
Average Recorded Balance:
With No Related Allowance	$133	$—	$2,157	$—	$188	$1,700	$4,178
With a Related Allowance	694	—	—	—	—	—	694
Interest Income Recognized:
With No Related Allowance	$4	$—	$—	$—	$9	$8	$21
With a Related Allowance	—	—	—	—	—	—	—
Cash Basis Income:
With No Related Allowance	$—	$—	$—	$—	$—	$—	$—
With a Related Allowance	—	—	—	—	—	—	—

December 31, 2012
Average Recorded Balance:
With No Related Allowance	$56	$—	$2,241	$—	$236	$1,599	$4,132
With a Related Allowance	694	—	—	—	—	—	$694
Interest Income Recognized:
With No Related Allowance	$6	$—	$64	$—	$12	$9	$91
With a Related Allowance	—	—	—	—	—	—	$—
Cash Basis Income:
With No Related Allowance	$—	$—	$64	$—	$—	$—	$64
With a Related Allowance	—	—	—	—	—	—	$—

December 31, 2011
Average Recorded Balance:
With No Related Allowance	$40	$—	$1,993	$5	$274	$1,328	$3,640
Interest Income Recognized:
With No Related Allowance	$6	$—	$42	$—	$19	$7	$74
Cash Basis Income:
With No Related Allowance	$—	$—	$42	$—	$—	$—	$42

At December 31, 2013 and December 31, 2012, all impaired loans were considered to be collateral dependent and were therefore evaluated for impairment based on the fair value of collateral less estimated cost to sell. There was no allowance for loan losses allocated to impaired loans at December 31, 2013. Interest income recognized in the table above, represents income earned after the loans became impaired and includes restructured loans in compliance with their modified terms and nonaccrual loans where we have recognized interest income on a cash basis.

# 75

Loans Modified in Trouble Debt Restructurings

The following table presents information on loans modified in trouble debt restructurings during the periods indicated:

Loans Modified in Trouble Debt Restructurings During the Period
		Commercial	Commercial	Other
	Commercial	Construction	Real Estate	Consumer	Automobile	Residential	Total
For the Year Ended:
December 31, 2013
Number of Loans	1	—	—	—	9	—	10
Pre-Modification Outstanding Recorded Investment	$169	$—	$—	$—	$88	$—	$257
Post-Modification Outstanding Recorded Investment	$200	$—	$—	$—	$88	$—	$288
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

December 31, 2012
Number of Loans	—	—	2	—	17	—	19
Pre-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Post-Modification Outstanding Recorded Investment	$—	$—	$47	$—	$160	$—	$207
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—

December 31, 2011
Number of Loans	1	—	1	—	14	1	17
Pre-Modification Outstanding Recorded Investment	$63	$—	$917	$—	$121	$242	$1,343
Post-Modification Outstanding Recorded Investment	$63	$—	$917	$—	$121	$242	$1,343
Subsequent Default, Number of Contracts	—	—	—	—	—	—	—
Subsequent Default, Recorded Investment	—	—	—	—	—	—	—
Commitments to lend additional funds to modified loans	—	—	—	—	—	—	—
In general, loans requiring modification are restructured to accommodate the projected cash-flows of the borrower. Such modifications may involve a reduction of the interest rate, a significant deferral of payments or forgiveness of a portion of the outstanding principal balance. As indicated in the table above, no loans modified during the preceding twelve months subsequently defaulted as of December 31, 2013 or December 31, 2012.

# 76

Schedule of Supplemental Loan Information

	2013	2012
Supplemental Information:
Unamortized deferred loan origination costs, net of deferred loan origination fees, included in the above balances	$2,152	$1,571
Overdrawn deposit accounts, included in the above balances	501	690
Pledged loans secured by one-to-four family residential mortgages under a blanket collateral agreement to secure borrowings from the Federal Home Loan Bank of New York	270,372	133,709
Residential real estate loans serviced for Freddie Mac, not included in the balances above	156,593	134,688
Loans held for sale at period-end, included in the above balances	64	2,801
Loans to Related Parties:
Balance at beginning of year	$17,447	$15,772
Adjustment due to change in composition of related parties	(8,819)	45
New loans and renewals, during the year	2,253	5,939
Repayments, during the year	(3,112)	(4,309)
Balance at end of year	$7,769	$17,447

Note 6:	PREMISES AND EQUIPMENT (In Thousands)

A summary of premises and equipment at December 31, 2013 and 2012 is presented below:

	2013	2012
Land and Bank Premises	$35,114	$33,908
Equipment, Furniture and Fixtures	20,851	20,123
Leasehold Improvements	1,190	957
Total Cost	57,155	54,988
Accumulated Depreciation and Amortization	(28,001)	(26,091)
Net Premises and Equipment	$29,154	$28,897

Amounts charged to expense for depreciation totaled $1,928, $1,521 and $1,382 in 2013, 2012 and 2011, respectively.

# 77

Note 7:	OTHER INTANGIBLE ASSETS (In Thousands)

The following table presents information on Arrow’s intangible assets (other than goodwill) as of December 31, 2013, 2012 and 2011:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Gross Carrying Amount, December 31, 2013	$2,247	$1,582	$4,451	$8,280
Accumulated Amortization	(2,186)	(622)	(1,332)	(4,140)
Net Carrying Amount, December 31, 2013	$61	$960	$3,119	$4,140
Gross Carrying Amount, December 31, 2012	$2,247	$1,251	$4,451	$7,949
Accumulated Amortization	(2,094)	(392)	(971)	(3,457)
Net Carrying Amount, December 31, 2012	$153	$859	$3,480	$4,492

Rollforward of Intangible Assets:
Balance, December 31, 2010	$460	$371	$627	$1,458
Intangible Assets Acquired	—	339	3,573	3,912
Amortization of Intangible Assets	(174)	(111)	(336)	(621)
Balance, December 31, 2011	286	599	3,864	4,749
Intangible Assets Acquired	—	417	—	417
Amortization of Intangible Assets	(133)	(157)	(384)	(674)
Balance, December 31, 2012	153	859	3,480	4,492
Intangible Assets Acquired	—	331	—	331
Amortization of Intangible Assets	(92)	(230)	(361)	(683)
Balance, December 31, 2013	$61	$960	$3,119	$4,140

1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

The following table presents the remaining estimated annual amortization expense for Arrow's intangible assets as of December 31, 2013:

	Depositor Intangibles[1]	Mortgage Servicing Rights[2]	Customer Intangibles[1]	Total
Estimated Annual Amortization Expense:
2014	$51	$253	$337	$641
2015	10	230	319	559
2016	—	209	301	510
2017	—	150	281	431
2018	—	96	263	359
Later Years	—	22	1,618	1,640
Total	$61	$960	$3,119	$4,140

1 Amortization of depositor intangibles and customer intangibles are reported in the consolidated statements of income as a component of other operating expense.
2 Amortization of mortgage servicing rights is reported in the consolidated statements of income as a reduction of mortgage servicing fee income, which is included with fees for other services to customers.

# 78

Note 8:	GUARANTEES (Dollars In Thousands)

The following table presents the notional amount and fair value of Arrow's off-balance sheet commitments to extend credit and commitments under standby letters of credit as of December 31, 2013 and 2012:

Balance at December 31,	2013	2012
Notional Amount:
Commitments to Extend Credit	$237,940	$198,405
Standby Letters of Credit	3,345	10,929
Fair Value:
Commitments to Extend Credit	$—	$—
Standby Letters of Credit	65	120

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
Arrow has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under standby letters of credit at December 31, 2013 and 2012 represent the maximum potential future payments Arrow could be required to make.  Typically, these instruments have terms of 12 months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's.  Fees for standby letters of credit range from 1% to 3% of the notional amount.  Fees are collected upfront and amortized over the life of the commitment. The carrying amount and fair value of Arrow's standby letters of credit at December 31, 2013 and 2012 were insignificant.  The fair value of standby letters of credit is based on the fees currently charged for similar agreements or the cost to terminate the arrangement with the counterparties.
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

# 79

Note 9:	TIME DEPOSITS (Dollars In Thousands)

The following summarizes the contractual maturities of time deposits during years subsequent to December 31, 2013:

Year of Maturity	Total Time Deposits
2014	$163,032
2015	31,277
2016	17,450
2017	18,418
2018	13,076
2019 and Beyond	3,974
Total	$247,227

Note 10:	DEBT (Dollars in Thousands)

Schedule of Short-Term Borrowings:

	2013	2012
Balances at December 31:
Overnight Advances from the Federal Home Loan Bank of New York	$53,000	$29,000
Securities Sold Under Agreements to Repurchase	11,777	12,678
Total Short-Term Borrowings	$64,777	$41,678

Maximum Borrowing Capacity at December 31:
Federal Funds Purchased	$30,000	$30,000
Overnight Advances from the Federal Home Loan Bank of New York	214,000	90,000
Federal Reserve Bank of New York	302,000	268,000

Securities sold under agreements to repurchase mature in one day.  Arrow maintains effective control over the securities underlying the agreements.

Arrow's subsidiary banks have in place unsecured federal funds lines of credit with three correspondent banks. As a member of the FHLBNY, we participate in the advance program which allows for overnight and term advances up to the limit of pledged collateral, including FHLBNY stock, mortgage-backed securities and residential real estate loans (see Note 4. "Investment Securities" and Note 5. "Loans").  Our investment in FHLBNY stock is proportional to the total of our overnight and term advances (see the Schedule of Federal Reserve Bank and Federal Home Loan Bank Stock in Note 4. "Investment Securities"). Our bank subsidiaries have also established borrowing facilities with the Federal Reserve Bank of New York for potential “discount window” advances, pledging certain consumer loans as collateral (see Note 5. "Loans").

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

Maturity Schedule of FHBLNY Term Advances:

	Balances		Weighted Average Rate

Final Maturity	2013	2012	2013	2012
First Year	$10,000	$10,000	1.43%	1.65%
Second Year	10,000	10,000	3.88%	1.43%
Third Year	—	10,000	—%	3.88%
Total	$20,000	$30,000	2.66%	2.32%

# 80

Long Term Debt - Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

During 2013, there were outstanding two classes of financial instruments issued by two separate subsidiary business trusts of Arrow, identified as “Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts” on the Consolidated Balance Sheets and the Consolidated Statements of Income.
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
Arrow's primary source of funds to pay interest on the debentures that are held by the Trusts are current dividends received by Arrow from its subsidiary banks.  Accordingly, Arrow's ability to make payments on the debentures, and the ability of the Trusts to make payments on their trust preferred securities, are dependent upon the continuing ability of Arrow's subsidiary banks to pay dividends to Arrow.  Since the trust preferred securities issued by the subsidiary trusts and the underlying junior subordinated debentures issued by Arrow at December 31, 2013, 2012 and 2011 are classified as debt for financial statement purposes, the expense associated with these securities is recorded as interest expense in the consolidated statements of income for the three years.

Schedule of Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Debentures

	2013	2012
ACST II
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	3.40%	3.51%

ACST III
Balance at December 31,	$10,000	$10,000
Period-End Interest Rate	2.25%	2.36%

# 81

Note 11:	COMPREHENSIVE INCOME (Dollars In Thousands)

The following table presents the components of other comprehensive income for the years ended December 31, 2013, 2012 and 2011:

Schedule of Comprehensive Income
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
2013
Net Unrealized Securities Holding Gains Arising During the Period	$(4,843)	$1,918	$(2,925)
Reclassification Adjustment for Securities Gains Included in Net Income	(540)	214	(326)
Net Retirement Plan Loss	10,640	(4,215)	6,425
Amortization of Net Retirement Plan Actuarial Loss	1,513	(599)	914
Accretion of Net Retirement Plan Prior Service Credit	2	(1)	1
Other Comprehensive Income	$6,772	$(2,683)	$4,089

2012
Net Unrealized Securities Holding Gains Arising During the Period	$(1,094)	$433	$(661)
Reclassification Adjustment for Securities Gains Included in Net Income	(865)	343	(522)
Net Retirement Plan Loss	(2,218)	878	(1,340)
Net Retirement Plan Prior Service Credit	(405)	160	(245)
Amortization of Net Retirement Plan Actuarial Loss	1,677	(664)	1,013
Accretion of Net Retirement Plan Prior Service Credit	(20)	8	(12)
Other Comprehensive Income	$(2,925)	$1,158	$(1,767)

2011
Net Unrealized Securities Holding Gains Arising During the Period	$7,850	$(3,109)	$4,741
Reclassification Adjustment for Securities Gains Included in Net Income	(2,795)	1,107	(1,688)
Net Retirement Plan Loss	(6,129)	2,428	(3,701)
Net Retirement Plan Prior Service Credit	(266)	105	(161)
Amortization of Net Retirement Plan Actuarial Loss	996	(394)	602
Accretion of Net Retirement Plan Prior Service Credit	(108)	43	(65)
Other Comprehensive Income	$(452)	$180	$(272)

# 82

The following table presents the changes in accumulated other comprehensive income by component:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)

	Unrealized	Defined Benefit Plan Items
	Gains and
	Losses on		Net Prior
	Available-for-	Net Gain	Service
	Sale Securities	(Loss)	(Cost ) Credit	Total
For the Year-To-Date periods ended:

December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)
Other comprehensive income (loss) before reclassifications	(2,925)	6,425	—	3,500
Amounts reclassified from accumulated other comprehensive income (loss)	(326)	914	1	589
Net current-period other comprehensive income	(3,251)	7,339	1	4,089
December 31, 2013	$2,374	$(6,697)	$(50)	$(4,373)

December 31, 2011	$6,808	$(13,709)	$206	$(6,695)
Other comprehensive income (loss) before reclassifications	(661)	(1,340)	(245)	(2,246)
Amounts reclassified from accumulated other comprehensive income (loss)	(522)	1,013	(12)	479
Net current-period other comprehensive income	(1,183)	(327)	(257)	(1,767)
December 31, 2012	$5,625	$(14,036)	$(51)	$(8,462)

December 31, 2010	$3,755	$(10,610)	$432	$(6,423)
Other comprehensive income (loss) before reclassifications	4,741	(3,701)	(161)	879
Amounts reclassified from accumulated other comprehensive income (loss)	(1,688)	602	(65)	(1,151)
Net current-period other comprehensive income	3,053	(3,099)	(226)	(272)
December 31, 2011	$6,808	$(13,709)	$206	$(6,695)

(1) All amounts are net of tax. Amounts in parentheses indicate debits.

# 83

The following table presents the reclassifications out of accumulated other comprehensive income:

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

For the Year-to-date periods ended:

December 31, 2013

Unrealized gains and losses on available-for-sale securities
	$540		Gain on Securities Transactions, Net
	540		Total before tax
	(214)		Provision for Income Taxes
	$326		Net of tax

Amortization of defined benefit pension items
Prior-service costs	$(2)	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	(1,513)	(2)	Salaries and Employee Benefits
	(1,515)		Total before tax
	600		Provision for Income Taxes
	$(915)		Net of tax

Total reclassifications for the period	$(589)		Net of tax

December 31, 2012

Unrealized gains and losses on available-for-sale securities
	$865		Gain on Securities Transactions, Net
	865		Total before tax
	(343)		Provision for Income Taxes
	$522		Net of tax

Amortization of defined benefit pension items
Prior-service costs	20	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(1,677)	(2)	Salaries and Employee Benefits
	(1,657)		Total before tax
	656		Provision for Income Taxes
	$(1,001)		Net of tax

Total reclassifications for the period	$(479)		Net of tax

# 84

Reclassifications Out of Accumulated Other Comprehensive Income (1)

Amounts Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented

December 31, 2011

Unrealized gains and losses on available-for-sale securities
	$2,795		Gain on Securities Transactions, Net
	2,795		Total before tax
	(1,107)		Provision for Income Taxes
	$1,688		Net of tax

Amortization of defined benefit pension items
Prior-service costs	108	(2)	Salaries and Employee Benefits
Actuarial gains/(losses)	$(996)	(2)	Salaries and Employee Benefits
	(888)		Total before tax
	351		Provision for Income Taxes
	$(537)		Net of tax

Total reclassifications for the period	$1,151		Net of tax

(1) Amounts in parentheses indicate debits to profit/loss.
(2) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see pension footnote for additional details).

# 85

Note 12:	STOCK BASED COMPENSATION (Dollars In Thousands, Except Share and Per Share Amounts)

Arrow has established two stock based compensation plans: an Incentive and Non-qualified Stock Option Plan (Stock Option Plan) and an Employee Stock Ownership Plan (ESOP).  All share and per share data have been adjusted for the September 2013 2% stock dividend.

Stock Option Plan

Options may be granted at a price no less than the greater of the par value or fair market value of such shares on the date on which such option is granted, and generally expire ten years from the date of grant.  The options usually vest over a four-year period.

Roll Forward Schedule of Stock Option Plan by Shares and Weighted Average Exercise Prices

Stock Option Plans
Roll Forward of Shares Outstanding:
Outstanding at January 1, 2013	451,210
Granted	10,200
Exercised	(59,612)
Forfeited	(12,406)
Outstanding at December 31, 2013	389,392
Exercisable at December 31, 2013	269,758
Vested and Expected to Vest	119,634

Roll Forward of Shares Outstanding - Weighted Average Exercise Price:
Outstanding at January 1, 2013	$22.67
Granted	23.80
Exercised	21.02
Forfeited	24.71
Outstanding at December 31, 2013	22.89
Exercisable at December 31, 2013	22.29
Vested and Expected to Vest	24.25

Weighted Average Remaining Contractual Life (in years):
Outstanding at December 31, 2013	5.57
Exercisable at December 31, 2013	4.68
Vested and Expected to Vest	7.58

Aggregate Intrinsic Value:
Outstanding at December 31, 2013	$1,429
Exercisable at December 31, 2013	1,152
Vested and Expected to Vest	277

Shares Available for Grant at Period-End	459,000

# 86

Schedule of Shares Authorized Under the Stock Option Plan by Exercise Price Range

	Exercise Price Ranges
	$19.08 to $19.87	$21.24 to $22.27	$23.76 to $23.80	$24.43	$25.77	Total
Outstanding Options at December 31, 2013
Number of Shares Outstanding	85,278	98,376	83,015	75,512	47,211	389,392
Weighted-Average Remaining Contractual Life (in years)	4.73	5.11	7.34	8.05	0.97	5.57
Weighted-Average Exercise Price	$19.64	$21.95	$23.77	$24.43	$25.77	$22.89

Exercisable Options at December 31, 2013
Number of Shares Outstanding	85,278	81,150	36,391	19,728	47,211	269,758
Weighted-Average Remaining Contractual Life (in years)	4.73	4.90	7.09	7.94	0.97	4.68
Weighted-Average Exercise Price	$19.64	$21.88	$23.77	$24.42	$25.77	$22.29

Schedule of Other Stock Option Plan Information

	2013	2012	2011
Shares Granted	10,200	77,302	79,994
Weighted Average Grant Date Information:
Fair Value of Options Granted	$5.46	$5.89	$6.00
Fair Value Assumptions:
Dividend Yield	4.20%	3.93%	4.00%
Expected Volatility	36.57%	37.43%	36.50%
Risk Free Interest Rate	1.31%	1.22%	2.54%
Expected Lives (in years)	6.71	6.46	6.40

Amount Expensed During the Year	$372	$424	$354
Compensation Costs for Non-vested Awards Not Yet Recognized	420	737	705
Weighted Average Expected Vesting Period, In Years	1.45	1.71	1.80
Proceeds From Stock Options Exercised	$1,254	$2,105	$1,413
Tax Benefits Related to Stock Options Exercised	23	68	51
Intrinsic Value of Stock Options Exercised	267	2,434	1,740

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

Schedule of ESOP Compensation Expense

	2013	2012	2011
ESOP Compensation Expense	$600	$550	$550

As the debt is repaid, shares are released from collateral based on the proportion of debt paid to total debt outstanding for the year and allocated to active employees.
Shares pledged as collateral are reported as unallocated ESOP shares in stockholders’ equity.  As shares are released from collateral, Arrow reports compensation expense equal to the current average market price of the shares, and the shares become outstanding for earnings per share computations.  The ESOP shares as of December 31, 2013 were as follows:

# 87

Schedule of Shares in ESOP Plan

ESOP Plan Shares:	2013
Allocated Shares	644,248
Shares Released for Allocation During 2013	16,969
Unallocated Shares	87,641
Total ESOP Shares	748,858

Market Value of Unallocated Shares	$2,328

Note 13:	RETIREMENT BENEFIT PLANS (Dollars in Thousands)

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
The following tables set forth changes in the plans’ benefit obligations (projected benefit obligation for pension benefits and accumulated benefit obligation for postretirement benefits) and changes in the plans’ assets and the funded status of the pension plans and other postretirement benefit plan at December 31:

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Defined Benefit Plan Funded Status
December 31, 2013
Fair Value of Plan Assets	$44,653	$—	$—
Benefit Obligation	33,259	4,459	7,619
Funded Status of Plan	$11,394	$(4,459)	$(7,619)

December 31, 2012
Fair Value of Plan Assets	$39,880	$—	$—
Benefit Obligation	37,046	5,324	9,213
Funded Status of Plan	$2,834	$(5,324)	$(9,213)

Change in Benefit Obligation
Benefit Obligation, at January 1, 2013	$37,046	$5,324	$9,213
Service Cost	1,506	—	211
Interest Cost	1,261	163	308
Plan Participants' Contributions	—	—	368
Amendments	—	—	—
Actuarial Gain	(3,820)	(555)	(1,648)
Benefits Paid	(2,734)	(473)	(833)
Benefit Obligation, at December 31, 2013	$33,259	$4,459	$7,619

# 88

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Benefit Obligation, at January 1, 2012	$35,047	$4,529	$8,556
Service Cost	1,467	87	202
Interest Cost	1,436	190	338
Plan Participants' Contributions	—	—	348
Amendments	—	405	—
Actuarial Loss	2,857	441	491
Benefits Paid	(3,761)	(328)	(722)
Benefit Obligation, at December 31, 2012	$37,046	$5,324	$9,213

Change in Fair Value of Plan Assets
Fair Value of Plan Assets, at January 1, 2013	$39,880	$—	$—
Actual Return on Plan Assets	7,507	—	—
Employer Contributions	—	473	465
Plan Participants' Contributions	—	—	368
Benefits Paid	(2,734)	(473)	(833)
Fair Value of Plan Assets, at December 31, 2013	$44,653	$—	$—

Change in Fair Value of Plan Assets, continued
Fair Value of Plan Assets, at January 1, 2012	$39,206	$—	$—
Actual Return on Plan Assets	4,435	—	—
Employer Contributions	—	328	374
Plan Participants' Contributions	—	—	348
Benefits Paid	(3,761)	(328)	(722)
Fair Value of Plan Assets, at December 31, 2012	$39,880	$—	$—

Accumulated Benefit Obligation at December 31, 2013	$32,886	$4,459	$7,619

Amounts Recognized in the Consolidated Balance Sheets
December 31, 2013
Prepaid Pension Asset	$11,394	$—	—
Accrued Benefit Liability	—	(4,459)	(7,619)
Net Benefit Recognized	$11,394	$(4,459)	$(7,619)

December 31, 2012
Prepaid Pension Asset	$2,834	$—	—
Accrued Benefit Liability	—	(5,324)	(9,213)
Net Benefit Recognized	$2,834	$(5,324)	$(9,213)

Amounts Recognized in Other Comprehensive Income (Loss)
For the Year Ended December 31, 2013
Net Unamortized Gain Arising During the Period	$(8,438)	$(554)	$(1,648)
Net Prior Service Cost Arising During the Period	—	—	—
Amortization of Net Loss	(1,231)	(140)	(142)
Amortization of Prior Service (Cost) Credit	(37)	(79)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(9,706)	$(773)	$(1,676)

For the Year Ended December 31, 2012
Net Unamortized Loss Arising During the Period	$1,286	$441	$491
Net Prior Service Cost Arising During the Period	—	405	—
Amortization of Net Loss	(1,387)	(156)	(134)
Amortization of Prior Service (Cost) Credit	(41)	(53)	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$(142)	$637	$471

# 89

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
For the Year Ended December 31, 2011
Net Unamortized Loss Arising During the Period	$5,474	$151	$504
Net Prior Service Cost Arising During the Period	191	75	—
Amortization of Net Loss	(778)	(147)	(71)
Amortization of Prior Service (Cost) Credit	(38)	32	114
Total Other Comprehensive (Loss) Income for Pension and Other Postretirement Benefit Plans	$4,849	$111	$547

Accumulated Other Comprehensive Income
December 31, 2013
Net Actuarial Loss	$8,357	$1,674	$1,060
Prior Service (Credit) Cost	(255)	642	(305)
Total Accumulated Other Comprehensive Income, Before Tax	$8,102	$2,316	$755

December 31, 2012
Net Actuarial Loss	$18,026	$2,368	$2,850
Prior Service (Credit) Cost	(218)	721	(419)
Total Accumulated Other Comprehensive Income, Before Tax	$17,808	$3,089	$2,431
Amounts that will be Amortized from Accumulated Other Comprehensive Income the Next Year
Net Actuarial Loss	$345	$90	$26
Prior Service (Credit) Cost	$(45)	$72	$(114)

Net Periodic Benefit Cost
For the Year Ended December 31, 2013
Service Cost	$1,506	$—	$211
Interest Cost	1,261	163	308
Expected Return on Plan Assets	(2,889)	—	—
Amortization of Prior Service (Credit) Cost	37	79	(114)
Amortization of Net Loss	1,232	139	142
Net Periodic Benefit Cost	$1,147	$381	$547

For the Year Ended December 31, 2012
Service Cost	$1,467	$87	$202
Interest Cost	1,436	190	338
Expected Return on Plan Assets	(2,865)	—	—
Amortization of Prior Service (Credit) Cost	41	53	(114)
Amortization of Net Loss	1,387	156	134
Net Periodic Benefit Cost	$1,466	$486	$560

For the Year Ended December 31, 2011
Service Cost	$1,353	$81	$173
Interest Cost	1,598	222	372
Expected Return on Plan Assets	(2,793)	—	—
Amortization of Prior Service (Credit) Cost	38	(32)	(114)
Amortization of Net Loss	778	147	71
Net Periodic Benefit Cost	$974	$418	$502

Weighted-Average Assumptions Used in Calculating Benefit Obligation
December 31, 2013
Discount Rate	5.10%	4.85%	5.10%
Rate of Compensation Increase	3.50%	3.50%	3.50%

# 90

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Interest Rate Credit for Determining Projected Cash Balance Account	4.00%
Interest Rate to Annuitize Cash Balance Account	5.25%
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	5.25%	5.25%

December 31, 2012
Discount Rate	3.55%	3.15%	3.55%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert Annuities To Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

Weighted-Average Assumptions Used in Calculating Net Periodic Benefit Cost
December 31, 2013
Discount Rate	3.55%	3.15%	3.55%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.00%
Interest Rate to Annuitize Cash Balance Account	4.50%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	4.50%	4.50%

December 31, 2012
Discount Rate	4.05%	4.05%	4.05%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	3.25%
Interest Rate to Annuitize Cash Balance Account	5.00%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	5.00%	5.00%

December 31, 2011
Discount Rate	5.15%	5.15%	5.15%
Expected Long-Term Return on Plan Assets	7.50%
Rate of Compensation Increase	3.50%	3.50%	3.50%
Interest Rate Credit for Determining Projected Cash Balance Account	4.25%
Interest Rate to Annuitize Cash Balance Account	5.50%
Interest Rate to Convert AnnuitiesTo Actuarially Equivalent Lump Sum Amounts	5.50%	5.50%

# 91

Schedule of Defined Benefit Plan Disclosures Information about Defined Benefit Plan Assets - Employees' Pension Plan

	Fair Value Measurements Using:
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Percent of Total	Target Allocation Minimum	Target Allocation Maximum
December 31, 2013
Cash	$7	$—	$—	$7	—%	—%	15.0%
Interest-Bearing Money Market Fund	3,941	—	—	3,941	8.8%	—%	15.0%
Arrow Common Stock[1]	4,291	—	—	4,291	9.6%	—%	10.0%
North Country Funds - Equity [2]	17,419	—	—	17,419	39.1%
Other Mutual Funds - Equity	14,338	—	—	14,338	32.1%
Total Equity Funds	31,757	—	—	31,757	71.2%	55.0%	85.0%
North Country Funds - Fixed income [2]	4,309	—	—	4,309	9.6%
Other Mutual Funds - Fixed Income	348	—	—	348	0.8%
Total Fixed Income Funds	4,657	—	—	4,657	10.4%	10.0%	30.0%
Total	$44,653	$—	$—	$44,653	100.0%

December 31, 2012
Cash	$17	$—	$—	$17	—%	—%	15.0%
Interest-Bearing Money Market Fund	5,236	—	—	5,236	13.1%	—%	15.0%
Arrow Common Stock	4,197	—	—	4,197	10.5%	—%	10.0%
North Country Funds - Equity [2]	13,043	—	—	13,043	32.8%
Other Mutual Funds - Equity	11,160	—	—	11,160	28.0%
Total Equity Funds	24,203	—	—	24,203	60.8%	55.0%	85.0%
North Country Funds - Fixed income [2]	4,236	—	—	4,236	10.6%
Other Mutual Funds - Fixed Income	1,991	—	—	1,991	5.0%
Total Fixed Income Funds	6,227	—	—	6,227	15.6%	10.0%	30.0%
Total	$39,880	$—	$—	$39,880	100.0%

1 Acquisition of Arrow Financial Corporation common stock was under 10% of the total fair value of the employee's pension plan assets at the time of acquisition.
2 The North Country Funds - Equity and the North Country Funds - Fixed Income are publicly traded mutual funds advised by Arrow's subsidiary, North Country Investment Advisers, Inc.

# 92

Schedule of Defined Benefit Plan Disclosures

	Employees' Pension Plan	Select Executive Retirement Plan	Postretirement Benefit Plans
Expected Future Benefit Payments
2014	$3,068	$452	$510
2015	2,047	440	531
2016	2,344	416	539
2017	2,252	402	549
2018	2,165	388	562
2019-2023	12,516	1,699	3,026

Estimated Contributions During 2014	$—	$452	$510

Assumed Health Care Cost Trend Rates
December 31, 2013
Health Care Cost Trend Rate Assumed for Next Year			8.50%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2021

December 31, 2012
Health Care Cost Trend Rate Assumed for Next Year			9.00%
Rate to which the Cost Trend Rate is Assumed to Decline (the Ultimate Trend Rate)			5.00%
Year that the Rate Reaches the Ultimate Trend Rate			2021

Effect of a One-Percentage Point Change in Assumed Health Care Cost Trend Rates
Effect of a One Percentage Point Increase on Service and Interest Cost Components			$59
Effect of a One Percentage Point Decrease on Service and Interest Cost Components			(49)
Effect of a One Percentage Point Increase on Accumulated Postretirement Benefit Obligation			557
Effect of a One Percentage Point Decrease on Accumulated Postretirement Benefit Obligation			(478)

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

# 93

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

The return on assets assumption was developed through review of historical market returns, historical asset class volatility and correlations, current market conditions, the Plan’s past experience, and expectations on potential future market returns. The assumption represents a long-term average view of the performance of the assets in the Plan, a return that may or may not be achieved during any one calendar year. The assumption is based on the return of the Plan using the historical 15 year return adjusted for the potential for lower than historical returns due to low interest rates, and an expected modest recovery in global economic growth as a result of the deep recession.

Cash Flows - We were not required to make any contribution to our qualified pension plan in 2013.    Arrow makes contributions for its postretirement benefits in an amount equal to actual expenses for the year.

Note 14:	OTHER EXPENSES (Dollars In Thousands)

Other operating expenses included in the consolidated statements of income are as follows:

	2013	2012	2011
Computer Services	$3,261	$2,263	$1,654
Legal and Other Professional Fees	1,823	1,962	1,972
Postage and Courier	1,046	1,040	1,088
Stationery and Printing	905	975	891
Advertising and Promotion	879	831	853
Telephone and Communications	804	808	981
Intangible Asset Amortization	452	518	510
All Other	3,486	3,243	3,095
Total Other Operating Expense	$12,656	$11,640	$11,044

# 94

Note 15:	INCOME TAXES (Dollars In Thousands)

The provision for income taxes is summarized below:

Current Tax Expense:	2013	2012	2011
Federal	$7,933	$8,763	$6,726
State	852	1,251	816
Total Current Tax Expense	8,785	10,014	7,542
Deferred Tax Expense (Benefit):
Federal	172	(290)	1,775
State	122	(63)	397
Total Deferred Tax Expense (Benefit)	294	(353)	2,172
Total Provision for Income Taxes	$9,079	$9,661	$9,714

The provisions for income taxes differed from the amounts computed by applying the U.S. Federal Income Tax Rate of 35% for 2013, 2012 and 2011 to pre-tax income as a result of the following:

	2013	2012	2011
Computed Tax Expense at Statutory Rate	$10,806	$11,144	$11,076
Increase (Decrease) in Income Taxes Resulting From:
Tax-Exempt Income	(2,238)	(2,132)	(2,199)
Nondeductible Interest Expense	80	95	152
State Taxes, Net of Federal Income Tax Benefit	633	814	788
Other Items, Net	(202)	(260)	(103)
Total Provision for Income Taxes	$9,079	$9,661	$9,714

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred Tax Assets:
Allowance for Loan Losses	$5,794	$6,105
Pension and Deferred Compensation Plans	3,999	4,140
Pension Liability Included in Accumulated Other Comprehensive Income	4,426	9,241
Other	566	608
Total Gross Deferred Tax Assets	14,785	20,094
Valuation Allowance for Deferred Tax Assets	—	—
Total Gross Deferred Tax Assets, Net of Valuation Allowance	$14,785	$20,094
Deferred Tax Liabilities:
Pension Plans	$7,724	$8,178
Depreciation	1,561	1,475
Deferred Income	3,526	3,189
Net Unrealized Gains on Securities Available-for-Sale Included in Accumulated Other Comprehensive Income	1,557	3,690
Goodwill	5,230	5,225
Total Gross Deferred Tax Liabilities	$19,598	$21,757

Management believes that the realization of the recognized net deferred tax assets at December 31, 2013 and 2012 is more likely than not, based on existing loss carryback ability, available tax planning strategies and expectations as to future taxable income.
Interest and penalties are recorded as a component of the provision for income taxes, if any.  Tax years 2010 through 2013 are subject to Federal and New York State examination.

Note 16:	EARNINGS PER SHARE (In Thousands, Except Per Share Amounts)

The following table presents a reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per common share ("EPS") for each of the years in the three-year period ended December 31, 2013.  All share and per share amounts have been adjusted for the 2013 2% stock dividend.

# 95

Earnings Per Share
	Year-to-Date Period Ended:
	12/31/2013	12/31/2012	12/31/2011
Earnings Per Share - Basic:
Net Income	$21,795	$22,179	$21,933
Weighted Average Shares - Basic	12,296	12,247	12,209
Earnings Per Share - Basic	$1.77	$1.81	$1.80

Earnings Per Share - Diluted:
Net Income	$21,795	$22,179	$21,933
Weighted Average Shares - Basic	12,296	12,247	12,209
Dilutive Average Shares Attributable to Stock Options	31	10	12
Weighted Average Shares - Diluted	12,327	12,257	12,221
Earnings Per Share - Diluted	$1.77	$1.81	$1.79
Antidilutive Shares Excluded from the Calculation of Earnings Per Share	47	203	136

Note 17:	FAIR VALUES (Dollars In Thousands)

FASB ASC Subtopic 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and requires certain disclosures about fair value measurements.  We do not have any nonfinancial assets or liabilities measured at fair value on a recurring basis. The only assets or liabilities that Arrow measured at fair value on a recurring basis at December 31, 2013 and 2012 were securities available-for-sale.  Arrow held no securities or liabilities for trading on such date.  For information on fair value measurements, including descriptions of level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by Arrow, see Note 2 - “Summary of Significant Accounting Policies.”

# 96

The table below presents the financial instrument's fair value and the amounts within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement:

Fair Value of Assets and Liabilities Measured on a Recurring and Nonrecurring Basis
	Fair Value Measurements at Reporting Date Using:
Fair Value of Assets and Liabilities Measured on a Recurring Basis:	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
December 31, 2013
Securities Available-for Sale:
U.S. Agency Obligations	$136,475	$—	$136,475	$—
State and Municipal Obligations	127,389	—	127,389	—
Mortgage-Backed Securities - Residential	175,778	—	175,778	—
Corporate and Other Debt Securities	16,798	—	16,798	—
Mutual Funds and Equity Securities	1,166	—	1,166	—
Total Securities Available-for-Sale	$457,606	$—	$457,606	$—
December 31, 2012
Securities Available-for Sale:
U.S. Agency Obligations	$122,457	$—	$122,457	$—
State and Municipal Obligations	84,838	—	84,838	—
Mortgage-Backed Securities - Residential	261,804	—	261,804	—
Corporate and Other Debt Securities	8,451	—	8,451	—
Mutual Funds and Equity Securities	1,148	—	1,148	—
Total Securities Available-for Sale	$478,698	$—	$478,698	$—

Fair Value of Assets and Liabilities Measured on a Nonrecurring Basis:
December 31, 2013
Other Real Estate Owned and Repossessed Assets, Net	$144	$—	$—	$144	$(79)
December 31, 2012
Collateral Dependent Impaired Loans	$1,020	$—	$—	$1,020	$(1,021)
Other Real Estate Owned and Repossessed Assets, Net	$1,034	$—	$—	$1,034	$(19)

We determine the fair value of financial instruments under the following hierarchy:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

# 97

Other assets which might have been included in this table include mortgage servicing rights, goodwill and other intangible assets. Arrow evaluates each of these assets for impairment on an annual basis, with no impairment recognized for these assets at December 31, 2013 and December 31, 2012.

Fair Value by Balance Sheet Grouping

The following table presents a summary of the carrying amount, the fair value or an amount approximating fair value and the fair value hierarchy of Arrow’s financial instruments:

Schedule of Fair Values by Balance Sheet Grouping
			Fair Value Hierarchy
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Cash and Cash Equivalents	$49,980	$49,980	$49,980	$—	$—
Securities Available-for-Sale	457,606	457,606	—	457,606	—
Securities Held-to-Maturity	299,261	302,305	—	302,305	—
Federal Home Loan Bank and Federal Reserve Bank Stock	6,281	6,281	6,281	—	—
Net Loans	1,252,038	1,266,020	—	—	1,266,020
Accrued Interest Receivable	5,745	5,745	5,745	—	—
Deposits	1,842,330	1,839,613	1,595,103	244,510	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	11,777	11,777	11,777	—	—
Federal Home Loan Bank Term Advances	73,000	74,629	53,000	21,629	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	439	439	439	—	—

December 31, 2012
Cash and Cash Equivalents	$48,832	$48,832	$48,832	$—	$—
Securities Available-for-Sale	478,698	478,698	—	478,698	—
Securities Held-to-Maturity	239,803	248,252	—	248,252	—
Federal Home Loan Bank and Federal Reserve Bank Stock	5,792	5,792	5,792	—	—
Net Loans	1,157,043	1,192,628	—	—	1,192,628
Accrued Interest Receivable	5,486	5,486	5,486	—	—
Deposits	1,731,155	1,732,894	1,447,882	285,012	—
Federal Funds Purchased and Securities Sold Under Agreements to Repurchase	12,678	12,678	12,678	—	—
Federal Home Loan Bank Term Advances	59,000	60,312	29,000	31,312	—
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	20,000	20,000	—	20,000	—
Accrued Interest Payable	584	584	584	—	—

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

# 98

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

Note 18:	LEASES (Dollars In Thousands)

At December 31, 2013, Arrow was obligated under a number of noncancellable operating leases for buildings and equipment. Certain of these leases provide for escalation clauses and contain renewal options calling for increased rentals if the lease is renewed.
Net rental expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Net Rental Expense	$671	$597	$570

Future minimum lease payments on operating leases at December 31, 2013 were as follows:

Operating Leases
2014	$638
2015	583
2016	440
2017	347
2018	277
Later Years	448
Total Minimum Lease Payments	$2,733

Arrow leases five of its branch offices, at market rates, from Stewart’s Shops Corp.  Mr. Gary C. Dake, President of Stewart’s Shops Corp., serves on both the boards of Arrow and Saratoga National Bank and Trust Company.

Note 19:	REGULATORY MATTERS (Dollars in Thousands)

In the normal course of business, Arrow and its subsidiaries operate under certain regulatory restrictions, such as the extent and structure of covered inter-company borrowings and maintenance of reserve requirement balances.
The principal source of the funds for the payment of stockholder dividends by Arrow has been from dividends declared and paid to Arrow by its bank subsidiaries.  As of December 31, 2013, the maximum amount that could have been paid by subsidiary banks to Arrow, without prior regulatory approval, was approximately $26,668.
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
Quantitative measures established by regulation to ensure capital adequacy require Arrow and its subsidiary banks to maintain minimum capital amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-

# 99

weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2013 and 2012, that Arrow and both subsidiary banks meet all capital adequacy requirements to which they are subject.
As of December 31, 2013, Arrow and both subsidiary banks qualified as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” Arrow and its subsidiary banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below.  There are no conditions or events that management believes have changed Arrow’s or its subsidiary banks’ categories.
Arrow’s and its subsidiary banks’, Glens Falls National Bank and Trust Company (“Glens Falls National”) and Saratoga National Bank and Trust Company (“Saratoga National”), actual capital amounts and ratios are presented in the table below as of December 31, 2013 and 2012:

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Capital (to Risk Weighted Assets):
Arrow	$212,360	15.8%	$107,524	8.0%	$134,405	10.0%
Glens Falls National	172,720	15.4%	89,725	8.0%	112,156	10.0%
Saratoga National	33,396	14.8%	18,052	8.0%	22,565	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	197,906	14.7%	53,852	4.0%	80,778	6.0%
Glens Falls National	160,849	14.4%	44,680	4.0%	67,020	6.0%
Saratoga National	30,833	13.7%	9,002	4.0%	13,504	6.0%
Tier I Capital (to Average Assets):
Arrow	197,906	9.2%	86,046	4.0%	86,046	4.0%
Glens Falls National	160,849	8.8%	73,113	4.0%	91,391	5.0%
Saratoga National	30,833	9.7%	12,715	4.0%	15,893	5.0%

	Actual		Minimum Amounts For Capital Adequacy Purposes		Minimum Amounts To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk Weighted Assets):
Arrow	$200,480	16.3%	98,395	8.0%	122,994	10.0%
Glens Falls National	164,889	16.2%	81,427	8.0%	101,783	10.0%
Saratoga National	31,911	15.1%	16,906	8.0%	21,133	10.0%
Tier I Capital (to Risk Weighted Assets):
Arrow	185,170	15.0%	49,379	4.0%	74,068	6.0%
Glens Falls National	152,205	14.9%	40,860	4.0%	61,291	6.0%
Saratoga National	29,297	13.8%	8,492	4.0%	12,738	6.0%
Tier I Capital (to Average Assets):
Arrow	185,170	9.1%	81,393	4.0%	81,393	4.0%
Glens Falls National	152,205	8.8%	69,184	4.0%	86,480	5.0%
Saratoga National	29,297	9.4%	12,467	4.0%	15,584	5.0%

# 100

Note 20:	PARENT ONLY FINANCIAL INFORMATION (Dollars In Thousands)

Condensed financial information for Arrow Financial Corporation is as follows:

BALANCE SHEETS	December 31,
ASSETS	2013	2012
Interest-Bearing Deposits with Subsidiary Banks	$3,349	$1,913
Available-for-Sale Securities	1,166	1,148
Held-to-Maturity Securities	1,000	1,000
Investment in Subsidiaries at Equity	206,680	192,985
Other Assets	5,807	5,339
Total Assets	$218,002	$202,385
LIABILITIES
Junior Subordinated Obligations Issued to Unconsolidated Subsidiary Trusts	$20,000	$20,000
Other Liabilities	5,848	6,560
Total Liabilities	25,848	26,560
STOCKHOLDERS’ EQUITY
Total Stockholders’ Equity	192,154	175,825
Total Liabilities and Stockholders’ Equity	$218,002	$202,385

STATEMENTS OF INCOME	Years Ended December 31,
Income:	2013	2012	2011
Dividends from Bank Subsidiaries	$12,900	$12,700	$14,450
Interest and Dividends on Investments	116	123	127
Other Income (Including Management Fees)	549	776	596
Net Gains on Securities Transactions	—	63	17
Total Income	13,565	13,662	15,190
Expense:
Interest Expense	640	692	669
Salaries and Employee Benefits	59	75	92
Other Expense	860	957	820
Total Expense	1,559	1,724	1,581
Income Before Income Tax Benefit and Equity
in Undistributed Net Income of Subsidiaries	12,006	11,938	13,609
Income Tax Benefit	634	575	477
Equity in Undistributed Net Income of Subsidiaries	9,155	9,666	7,847
Net Income	$21,795	$22,179	$21,933

The Statement of Changes in Stockholders’ Equity is not reported because it is identical to the Consolidated Statement of Changes in Stockholders’ Equity.

# 101

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$21,795	$22,179	$21,933
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Undistributed Net Income of Subsidiaries	(9,155)	(9,666)	(7,847)
Net Gains on the Sale of Securities Available-for-Sale	—	(63)	(17)
Shares Issued Under the Directors’ Stock Plan	198	175	175
Stock-Based Compensation Expense	372	424	354
Changes in Other Assets and Other Liabilities	(990)	(1,640)	(165)
Net Cash Provided by Operating Activities	12,220	11,409	14,433
Cash Flows from Investing Activities:
Proceeds from the Sale of Securities Available-for-Sale	45	681	410
Purchases of Securities Available-for-Sale	(45)	(359)	(253)
Net Cash Provided by Investing Activities	—	322	157
Cash Flows from Financing Activities:
Stock Options Exercised	1,254	2,105	1,413
Shares Issued Under the Employee Stock Purchase Plan	477	484	474
Shares Issued for Dividend Reinvestment Plans	1,280	1,822	1,796
Tax Benefit for Exercises of Stock Options	23	68	51
Purchase of Treasury Stock	(1,709)	(4,877)	(6,039)
Cash Dividends Paid	(12,109)	(11,815)	(11,448)
Net Cash Used in Financing Activities	(10,784)	(12,213)	(13,753)
Net (Decrease) Increase in Cash and Cash Equivalents	1,436	(482)	837
Cash and Cash Equivalents at Beginning of the Year	1,913	2,395	1,558
Cash and Cash Equivalents at End of the Year	$3,349	$1,913	$2,395
Supplemental Disclosures to Statements of Cash Flow Information:
Interest Paid	$640	$692	$669
Non-cash Investing and Financing Activities:
Shares Issued for Acquisition of Subsidiary	233	233	5,261

# 102

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - None.

Item 9A.	Controls and Procedures

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

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of December 31, 2013.  Based upon that evaluation, senior management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective on that date.  There were no changes made in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Chief Executive Officer and Chief Financial Officer.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13(a)-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting.  Our evaluation is based on the framework set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Item 9B.	Other Information – None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item regarding directors, nominees for director, and the committees of the Company's Board is set forth under the captions "Voting Item 1: Election of Directors" and “Corporate Governance” of Arrow's Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 2014 (the Proxy Statement), which sections are incorporated herein by reference. Information regarding Compliance with Section 16(a) of the Exchange Act is set forth in the Company's Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting” and is incorporated herein by reference. Certain required information regarding our Executive Officers is contained in Part I, Item 1.G., of this Report, "Executive Officers of the Registrant." Arrow has adopted a Financial Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer, a copy of which can be found on our website at www.arrowfinancial.com under the link "Corporate Governance."

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is set forth under the caption "Stock Ownership Information" of the Proxy Statement, which section is incorporated herein by reference, and under the caption "Equity Compensation Plan Information" in Part II of this Form 10-K on page 18.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is set forth under the captions “Corporate Governance - Related Party Transactions” and “Corporate Governance - Director Independence” of the Proxy Statement, which sections are incorporated herein by reference.

# 103

Item 14. Principal Accounting Fees and Services
The information required by this item is set forth under the captions "Voting Item 3 - Ratification of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm Fees," and “Corporate Governance - Board Committees” of the Proxy Statement, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.  Financial Statements

The following financial statements, the notes thereto, and the independent auditors’ report thereon are filed in Part II, Item 8 of this report.  See the index to such financial statements at the beginning of Item 8.

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.  Schedules

All schedules are omitted as the required information is either not applicable or not required or is contained in the respective financial statements or in the notes thereto.

3.  Exhibits:

See Exhibit Index on page 106.

# 104

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW FINANCIAL CORPORATION

Date: March 14, 2014	By /s/ Thomas J. Murphy Thomas J. Murphy President and Chief Executive Officer

Date: March 14, 2014	By: /s/ Terry R. Goodemote Terry R. Goodemote Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 14, 2014 by the following persons in the capacities indicated.

/s/ John J. Carusone, Jr. John J. Carusone, Jr. Director	/s/ Elizabeth O’C. Little Elizabeth O’C. Little Director

/s/ Tenee R. Casaccio Tenee R. Casaccio Director	/s/ David L. Moynehan David L. Moynehan Director

/s/ Michael B. Clarke Michael B. Clarke Director	/s/ John J. Murphy John J. Murphy Director

/s/ Gary C. Dake Gary C. Dake Director	/s/ Thomas J. Murphy Thomas J. Murphy Director

/s/ Thomas L. Hoy Thomas L. Hoy Director and Chairman	/s/ Colin L. Reed Colin L. Reed Director

/s/ David G. Kruczlnicki David G. Kruczlnicki Director	/s/ Richard J. Reisman, D.M.D. Richard J. Reisman, D.M.D. Director

# 105

EXHIBIT INDEX

The following exhibits are incorporated by reference herein.

Exhibit Number	Exhibit
3.(i)	Certificate of Incorporation of the Registrant, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2007, Exhibit 3.(i)
3.(ii)	By-laws of the Registrant, as amended, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on November 24, 2009, Exhibit 3.(ii)
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

10.2	2008 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Current Report on Form 8-K filed on May 6, 2008, Exhibit 10.1*
10.3	2013 Long Term Incentive Plan of the Registrant, incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex A*
10.4	Profit Sharing Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.6*
10.5
Directors’ Deferred Compensation Plan of the Registrant, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.7*

10.6	Directors’ Stock Plan of the Registrant incorporated herein by reference from the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2013 as Annex B*
10.7
Select Executive Retirement Plan of the Registrant for benefits accrued or vested after December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.9*

10.8
Select Executive Retirement Plan of the Registrant for benefits accrued or vested on or before December 31, 2004, as amended and restated, incorporated herein by reference from the Registrant’s Annual Report filed on Form
   10-K for the year ended December 31, 2008, Exhibit 10.10*

10.9
Senior Officers Deferred Compensation Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.11*

10.10	Short Term Incentive Plan of the Registrant, as amended, incorporated herein by reference from the Registrant’s Annual Report filed on Form 10-K for the year ended December 31, 2008, Exhibit 10.12*

# 106

Exhibit Number	Exhibit
10.11
Consulting Agreement between the Registrant and Thomas L. Hoy, effective January 1, 2013 incorporated herein by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, Exhibit 10.13

10.12
Employment Agreement between the Registrant and Thomas J. Murphy, President and Chief Executive Officer, effective February 1, 2014 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 4, 2014, Exhibit 10.1*

10.13
Employment Agreement between the Registrant and Terry R. Goodemote, Executive Vice President and Chief Financial Officer, effective February 1, 2014 incorporated herein by reference from the Registrant's Current Report on Form 8-K, filed February 4, 2014, Exhibit 10.2*

10.14
Employment Agreement between the Registrant and David S. DeMarco, Senior Vice President, effective February 1, 2014 incorporated herein by reference from the Registrant's Current Report on Form 8-K , filed February 4, 2014, Exhibit 10.3*

14	Financial Code of Ethics, incorporated herein by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 14

The following exhibits are submitted herewith:

Exhibit Number	Exhibit
10.15	Form of Incentive Stock Option Certificate (Employee Award) of the Registrant*
10.16	Form of Non-Qualified Stock Option Certificate (Employee Award) of the Registrant*
10.17	Form of Non-Qualified Stock Option Certificate (Director Award) of the Registrant*
10.18	Amendment dated October 18, 2013 to Registrant’s Select Executive Retirement Plan for benefits accrued or vested after December 31, 2004, as amended and restated*
21	Subsidiaries of Arrow Financial Corporation
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer under SEC Rule 13a-14(a)/15d-14(a)
32	Certification of Chief Executive Officer under 18 U.S.C. Section 1350 and Certification of Chief Financial Officer under 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contracts or compensation plans required to be filed as an exhibit.

# 107